Form 10-Q
period 1994-03-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1994-05-11
CIK 91882

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-Q


(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   March 31, 1994

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                 to

                     Commission file number 1-3375


                   South Carolina Electric & Gas Company
           (Exact name of registrant as specified in its charter)


South Carolina                                57-0248695
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)


1426 Main Street, Columbia, South Carolina           29201
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code       (803)  748-3000


Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    .  No         .


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes        .  No         .

                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of April 30, 1994, there were issued and outstanding
40,296,147 shares of the registrant's common stock $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                  INDEX


PART I.  FINANCIAL INFORMATION                                  Page

   Item 1.  Financial Statements

       Consolidated Balance Sheets as of
         March 31, 1994 and December 31, 1993................     3

       Consolidated Statements of Income and Retained
         Earnings for the Periods Ended
         March 31, 1994 and 1993.............................     5

       Consolidated Statements of Cash Flows for the
         Periods Ended March 31, 1994 and 1993...............     6

       Notes to Consolidated Financial Statements............     7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............     9

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings................................    12

   Item 6.  Exhibits and Reports on Form 8-K.................    12

Signatures...................................................    13

Exhibit Index................................................    14

                                             PART I
                                      FINANCIAL INFORMATION
                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                            As of March 31, 1994 and December 31, 1993
                                           (Unaudited)

                                                           March 31,         December 31,
                                                             1994               1993
ASSETS                                                        (Thousands of Dollars)
Utility Plant:
  Electric.............................................   $3,069,928         $3,067,881
  Gas..................................................      295,519            272,506
  Transit..............................................        3,770              3,769
  Common...............................................       73,396             72,804
    Total..............................................    3,442,613          3,416,960
  Less accumulated depreciation and amortization.......    1,126,634          1,097,531
    Total..............................................    2,315,979          2,319,429
  Construction work in progress........................      411,250            338,677
  Nuclear fuel, net of accumulated amortization........       33,689             29,087
      Utility Plant, Net...............................    2,760,918          2,687,193

Nonutility property and investments, (net of
  accumulated depreciation)............................       12,419             12,709

Current Assets:
  Cash and temporary cash investments..................       16,333                193
  Receivables - customer and other.....................      112,178            119,296
  Receivables - affiliated companies...................          982                244
  Inventories (at average cost):
    Fuel...............................................       27,996             31,192
    Materials and supplies.............................       42,804             43,372
  Prepayments..........................................       12,816             10,089
  Accumulated deferred income taxes....................         -                 9,015
      Total Current Assets.............................      213,109            213,401

Deferred Debits:
  Unamortized debt expense.............................       10,895             11,060
  Unamortized deferred return on plant investment......       13,799             14,860
  Nuclear plant decommissioning fund...................       26,423             25,103
  Other................................................      223,707            225,613
      Total Deferred Debits............................      274,824            276,636
                 Total.................................   $3,261,270         $3,189,939



See notes to consolidated financial statements.






                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                         As of March 31, 1994 and December 31, 1993
                                         (Unaudited)

                                                            March 31,       December 31,
                                                              1994             1993
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock ($4.50 par value)......................   $  181,333        $  181,333
    Premium on common stock and other paid-in capital...      600,695           583,785
    Capital stock expense (debit).......................       (5,470)           (5,497)
    Retained earnings...................................      307,414           291,713
      Total Common Equity...............................    1,083,972         1,051,334
  Preferred stock (Not subject to purchase or sinking
    funds)..............................................       26,027            26,027
      Total Stockholders' Investment....................    1,109,999         1,077,361
Preferred stock, net (Subject to purchase or
  sinking funds)........................................       51,079            52,840
Long-term debt, net.....................................    1,098,322         1,097,043
Advances from affiliated companies......................        6,196              -
        Total Capitalization............................    2,265,596         2,227,244

Current Liabilities:
  Short-term borrowings.................................       83,405             1,011
  Current portion of long-term debt.....................       13,489            13,719
  Current portion of preferred stock....................        2,496             2,504
  Accounts payable......................................       40,308            68,182
  Accounts payable - affiliated companies...............       19,064            28,630
  Estimated rate refunds and related interest...........        1,782             2,509
  Customer deposits.....................................       12,554            12,207
  Taxes accrued.........................................       19,727            39,965
  Interest accrued......................................       20,140            17,764
  Dividends declared....................................       29,663            29,982
  Accumulated deferred income taxes.....................        4,327              -
  Other.................................................       12,378            10,042
        Total Current Liabilities.......................      259,333           226,515

Deferred Credits:
  Accumulated deferred income taxes.....................      482,614           480,808
  Accumulated deferred investment tax credits...........       83,966            84,447
  Accumulated reserve for nuclear plant decommissioning.       26,423            25,103
  Other.................................................      143,338           145,822
        Total Deferred Credits..........................      736,341           736,180
                 Total .................................   $3,261,270        $3,189,939


See notes to consolidated financial statements.






                          SOUTH CAROLINA ELECTRIC & GAS COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                        For the Periods Ended March 31, 1994 and 1993
                                       (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                           1994            1993
                                                          (Thousands of Dollars)

OPERATING REVENUES:
  Electric..........................................     $234,889        $207,646
  Gas...............................................       77,411          70,807
  Transit...........................................        1,021             788
       Total Operating Revenues.....................      313,321         279,241

OPERATING EXPENSES:
  Fuel used in electric generation..................       40,993          35,821
  Purchased power (including affiliated
    purchases)......................................       28,468          25,676
  Gas purchased from affiliate for resale...........       43,956          39,817
  Other operation...................................       51,377          46,580
  Maintenance.......................................       14,725          15,477
  Depreciation and amortization.....................       26,690          25,325
  Income taxes......................................       26,427          17,965
  Other taxes.......................................       17,165          17,306
       Total Operating Expenses.....................      249,801         223,967

OPERATING INCOME....................................       63,520          55,274

OTHER INCOME:
  Allowance for equity funds used
    during construction.............................        2,073           2,338
  Other income (loss),net of income taxes...........         (101)           (212)
       Total Other Income...........................        1,972           2,126

INCOME BEFORE INTEREST CHARGES......................       65,492          57,400

INTEREST CHARGES (CREDITS):
  Interest expense..................................       21,775          22,394
  Allowance for borrowed funds used
    during construction.............................       (1,623)         (1,814)
       Total Interest Charges, Net..................       20,152          20,580

NET INCOME..........................................       45,340          36,820

Preferred Stock Cash Dividends (at stated
  rates)............................................       (1,539)         (1,567)
Earnings Available for Common Stock.................       43,801          35,253
Retained Earnings at Beginning of Period............      291,713         262,262
Common Stock Cash Dividends Declared................      (28,100)        (27,000)
Retained Earnings at End of Period..................     $307,414        $270,515



See notes to consolidated financial statements.







                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Periods Ended March 31, 1994 and 1993
                                      (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                           1994           1993
                                                          (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................... $ 45,340        $ 36,820
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................   26,729          25,363
    Amortization of nuclear fuel.......................    3,835           3,536
    Deferred income taxes, net.........................   14,909          31,504
    Deferred investment tax credits, net...............     (481)           (811)
    Net regulatory asset-adoption of SFAS No. 109......     (929)        (22,897)
    Nuclear refueling accrual..........................    1,756             534
    Allowance for funds used during construction.......   (3,696)         (4,152)
    Over (under) collections, fuel adjustment clause...    5,053           4,584
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables................    6,380          10,627
     (Increase) decrease in inventories................    3,764           1,243
     Increase (decrease) in accounts payable...........  (36,546)        (14,003)
     Increase (decrease) in estimated rate refunds
       and related interest............................     (727)        (14,146)
     Increase (decrease) in taxes accrued..............  (20,238)        (32,228)
     Increase (decrease) in interest accrued...........    2,376          (9,315)
    Other, net.........................................    2,483          (4,949)
Net Cash Provided From Operating Activities............   50,008          11,710

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures....................................... (110,608)        (55,156)
  Increase in other property and investments...........     (136)            (31)
  Principal noncash items:
    Allowance for funds used during construction.......    3,696           4,152
    Transfer of assets from SCANA......................    6,285            -
Net Cash Used For Investing Activities................. (100,763)        (51,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Equity contribution from parent....................   10,652          13,837
  Repayments:
    Other long-term debt...............................     (207)           -
    Preferred stock....................................   (1,770)         (1,764)
  Dividend payments:
    Common stock.......................................  (28,400)        (26,741)
    Preferred stock....................................   (1,558)         (1,606)
  Short-term borrowings, net...........................   82,394          43,295
  Fuel financings, net.................................      482           5,914
  Advances - affiliated companies, net.................    5,302            (839)
Net Cash Provided From Financing Activities............   66,895          32,096

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS...........................   16,140          (7,229)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......      193          24,302

CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31........ $ 16,333        $ 17,073


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest............................. $ 19,233        $ 12,866
                - Income taxes.........................    2,754          12,806


See notes to consolidated financial statements.


              SOUTH CAROLINA ELECTRIC & GAS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1994
                         (Unaudited)

     The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. These are interim financial statements and, because of temperature variations between seasons of the year, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          A.  Principles of Consolidation:

          The Company, a public utility, is a South Carolina corporation organized in 1924 and a wholly owned subsidiary of SCANA Corporation (SCANA), a South Carolina holding company. The accompanying Consolidated Financial Statements include the accounts of the Company and South Carolina Fuel Company, Inc. (Fuel Company), an affiliate. Intercompany balances and transactions between the Company and Fuel Company have been eliminated in consolidation.

          The assets of the former Peoples Natural Gas Company of South Carolina, which were owned by SCANA and operated by the Company, were transferred to the Company on January 1, 1994. The transaction did not have a significant impact on the Company's financial position or results of operations.

          The Company has entered into agreements with certain affiliates to purchase gas for resale to its distribution customers and to purchase electric energy. The Company purchases all of its natural gas requirements from South Carolina Pipeline Corporation. The Company purchases all of the electric generation of Williams Station, which is owned by South Carolina Generating Company, Inc., under a unit power sales agreement. Such unit power purchases are included in "Purchased power."

          B.  Reclassifications:

          Certain amounts from prior periods have been reclassified to conform with the 1994 presentation.

2.   RATE MATTERS:

          With respect to rate matters at March 31, 1994, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. No changes have occurred with respect to those matters as reported therein except as shown below.

          On March 31, 1994 the Company filed an application with The South Carolina Public Service Commission (PSC) for the elimination of the $.40 fare for low income riders of the Company's transit system. A hearing is scheduled for May 31, 1994.
3.   RETAINED EARNINGS:

          The Restated Articles of Incorporation of the Company and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At March 31, 1994 approximately $10.7 million of retained earnings were restricted as to payment of dividends on common stock.

4.   COMMITMENTS AND CONTINGENCIES:

          With respect to commitments at March 31, 1994, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. No significant changes have occurred with respect to those matters as reported therein.

          Contingencies at March 31, 1994 are as follows:

          A.  Nuclear Insurance

          The Price-Anderson Indemnification Act, which deals with the Company's public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.4 billion. Each reactor licensee is currently liable for up to $79.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of Summer Station, would not exceed approximately $52.9 million per incident but not more than $6.7 million per year.

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

          B.  Environmental

          The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup (approximately $22.9 million) relate primarily to regulated operations; such amounts have been deferred and are being amortized and recovered through rates over a ten year period.

                    SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Material Changes in Capital Resources and Liquidity
                    From December 31, 1993 to March 31, 1994

Liquidity and Capital Resources

     The cash requirements of the Company arise primarily from its operational needs and construction program. The ability of the Company to replace existing plant investment, as well as to expand to meet future demands for electricity and gas, will depend upon its ability to attract the necessary financial capital on reasonable terms. The Company recovers the costs of providing services through rates charged to customers. Rates for regulated services are based on historical costs. As customer growth and inflation occur and the Company expands its construction program it is necessary to seek increases in rates. As a result the Company's future financial position and results of operations will be impacted by its ability to obtain adequate and timely rate relief.

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the three months ended March 31, 1994 and 1993:


                                                  Three Months Ended
                                                       March 31,
                                                   1994       1993
                                                 (Thousands of Dollars)

Net cash provided from operating activities     $ 50,008     $11,710
Net cash provided from financing activities       66,895      32,096
Cash and temporary cash investments available
  at the beginning of the period                     193      24,302
Net cash available for utility property
  additions and construction expenditures       $117,096     $68,108


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                  $106,912     $51,004


     The Company anticipates that the remainder of its 1994 cash requirements will be met primarily through internally generated funds, sales of additional securities, additional equity contributions from SCANA and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended March 31, 1994 was 3.78.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

               SOUTH CAROLINA ELECTRIC & GAS COMPANY
                       Results of Operations
             For the Three Months Ended March 31, 1994
          As Compared to the Corresponding Period in 1993


Earnings and Dividends

          Net income for the three months ended March 31, 1994 increased approximately $8.5 million when compared to the corresponding period in 1993 primarily due to an increase in the electric operating margin.

     AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 5% and 8% of income before income taxes for the three months ended March 31, 1994 and 1993, respectively.

     On February 15, 1994 the Company's Board of Directors authorized the payment of a dividend on common stock of $28,100,000 for the quarter ended March 31, 1994. The dividend was paid on April 1, 1994 to SCANA Corporation, the Company's parent.

     On April 28, 1994 the Company's Board of Directors authorized the payment of a dividend on common stock of $29,600,000 for the quarter ended June 30, 1994. The dividend is payable on July 1, 1994 to SCANA Corporation, the Company's parent.

Sales Margins

     The change in the electric sales margins for the three months ended March 31, 1994 when compared to the corresponding period in 1993 was as follows:



                                               Three Months
                                             Change    % Change
                                           (Millions)

Electric operating revenues                   $27.3      13.1
Less:  Fuel used in electric
         generation                             5.2      14.4
       Purchased power                          2.8      10.9

Margin                                        $19.3      13.2


     The electric sales margin increased for the three months ended March 31, 1994 compared to the corresponding period in 1993 primarily due to higher kilowatt hour sales due to increased customer usage associated with a period of extremely cold weather
during the first quarter of 1994.   In addition, the electric
sales margin includes an increase in retail electric rates which was effective beginning June 1993.

     The change in the gas sales margins for the three months ended March 31, 1994 when compared to the corresponding period in 1993 was as follows:


                                                   Three Months
                                                Change    % Change
                                              (Millions)

Gas operating revenues                           $6.6        9.3
Less:  Gas purchased for resale                   4.1       10.4

Margin                                           $2.5        8.0

     The increase in the gas sales margin for the three months is primarily a result of increased sales due to the transfer of the operations of the former Peoples Natural Gas Company of South Carolina from SCANA Corporation to the Company in January 1994. The increase in the gas sales margin for the three months also includes increased sales partially offset by reduced recoveries under the weather normalization adjustment, both due to colder weather during the first quarter of 1994.

Other Operating Expenses

     Increases (decreases) in other operating expenses, including taxes, for the three months ended March 31, 1994 compared to the corresponding period in 1993 are presented in the following table:


                                                   Three Months
                                                 Change    % Change
                                               (Millions)
Other operation and maintenance                   $ 4.0       6.5
Depreciation and amortization                       1.4       5.4
Income taxes                                        8.5      47.1
Other taxes                                        (0.2)     (0.8)

Total                                             $13.7      11.2


     Other operation and maintenance expenses for the three months ended March 31, 1994 increased primarily due to an increase in employee-related expenses. The depreciation and amortization increase for the three months reflects additions to plant in service. The increase in income tax expense for the three month comparison corresponds to the increases in income and reflects the 1993 increase in the corporate tax rate from 34% to 35% which was recorded in August 1993 and was retroactive to January 1, 1993.

               SOUTH CAROLINA ELECTRIC & GAS COMPANY

                             Part II

                         OTHER INFORMATION


Item 1.  Legal Proceedings

               For information regarding legal proceedings see Note 2 "Rate Matters" and Note 4 "Commitments and Contingencies" of Notes to Consolidated Financial Statements.

Items 2, 3, 4 and 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

               A.  Exhibits

                    Exhibits filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are hereby incorporated herein by reference and made a part hereof.

               B.  Reports on Form 8-K

                    The Company filed a report on Form 8-K on January 13, 1994 in response to Item 5, "Other Events" regarding the settlement with Westinghouse Electric Corporation of a lawsuit relating to the steam generators provided to the Company's Summer Station.

             SOUTH CAROLINA ELECTRIC & GAS COMPANY

                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                      (Registrant)



May 11, 1994             By:    s/Jimmy E. Addison
                                Jimmy E. Addison
                                Vice President and Controller
                                (Principal Accounting Officer)



13