Form 10-Q
period 1994-06-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1994-08-11
CIK 91882

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549



                                  FORM 10-Q



(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1994



                                      OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to

                         Commission file number 1-3375


                  South Carolina Electric & Gas Company
           (Exact name of registrant as specified in its charter)


  South Carolina                                           57-0248695
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


1426 Main Street, Columbia, South Carolina                    29201
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code       (803)  748-3000


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

     As of July 31, 1994, there were issued and outstanding 40,296,147 shares of the registrant's common stock $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                  INDEX


PART I.  FINANCIAL INFORMATION                                            Page

   Item 1.  Financial Statements

       Consolidated Balance Sheets as of June 30, 1994
         and December 31, 1993.........................................     3

       Consolidated Statements of Income and Retained Earnings
         for the Periods Ended June 30, 1994 and 1993..................     5

       Consolidated Statements of Cash Flows for the Periods
         Ended June 30, 1994 and 1993..................................     6

       Notes to Consolidated Financial Statements......................     7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................     9

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings..........................................    12

   Item 6.  Exhibits and Reports on Form 8-K...........................    12

Signatures.............................................................    13

Exhibit Index..........................................................    14


                                             PART I
                                      FINANCIAL INFORMATION
                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                            As of June 30, 1994 and December 31, 1993
                                          (Unaudited)

                                                         June 30,         December 31,
                                                           1994               1993
                                                            (Thousands of Dollars)

ASSETS
Utility Plant:
  Electric.............................................   $3,082,443         $3,067,881
  Gas..................................................      296,477            272,506
  Transit..............................................        3,774              3,769
  Common...............................................       75,983             72,804
    Total..............................................    3,458,677          3,416,960
  Less accumulated depreciation and amortization.......    1,148,798          1,097,531
    Total..............................................    2,309,879          2,319,429
  Construction work in progress........................      471,804            338,677
  Nuclear fuel, net of accumulated amortization........       31,541             29,087
      Utility Plant, Net...............................    2,813,224          2,687,193

Nonutility property and investments (net of
  accumulated depreciation)............................       12,609             12,709

Current Assets:
  Cash and temporary cash investments..................        1,967                193
  Receivables - customer and other.....................      117,294            119,296
  Receivables - affiliated companies...................       23,859                244
  Inventories (at average cost):
    Fuel...............................................       26,410             31,192
    Materials and supplies.............................       43,767             43,372
  Prepayments..........................................       15,991             10,089
  Accumulated deferred income taxes....................        2,057              9,015
      Total Current Assets.............................      231,345            213,401

Deferred Debits:
  Unamortized debt expense.............................       10,731             11,060
  Unamortized deferred return on plant investment......       12,737             14,860
  Nuclear plant decommissioning fund...................       27,743             25,103
  Other................................................      238,649            225,613
      Total Deferred Debits............................      289,860            276,636
                 Total.................................   $3,347,038         $3,189,939


See notes to consolidated financial statements.






                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                         As of June 30, 1994 and December 31, 1993
                                         (Unaudited)

                                                             June 30,       December 31,
                                                              1994             1993
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock ($4.50 par value)......................   $  181,333        $  181,333
    Premium on common stock and other paid-in capital...      614,160           583,785
    Capital stock expense (debit).......................       (5,467)           (5,497)
    Retained earnings...................................      300,700           291,713
      Total Common Equity...............................    1,090,726         1,051,334
  Preferred stock (Not subject to purchase or sinking
    funds)..............................................       26,027            26,027
      Total Stockholders' Investment....................    1,116,753         1,077,361
Preferred stock, net (Subject to purchase or
  sinking funds)........................................       50,856            52,840
Long-term debt, net.....................................    1,199,752         1,097,043
        Total Capitalization............................    2,367,361         2,227,244

Current Liabilities:
  Short-term borrowings.................................       15,500             1,011
  Current portion of long-term debt.....................       16,651            13,719
  Current portion of preferred stock....................        2,486             2,504
  Accounts payable......................................       36,344            68,182
  Accounts payable - affiliated companies...............       37,484            28,630
  Estimated rate refunds and related interest...........        1,871             2,509
  Customer deposits.....................................       12,405            12,207
  Taxes accrued.........................................       22,465            39,965
  Interest accrued......................................       17,758            17,764
  Dividends declared....................................       31,122            29,982
  Other.................................................       19,159            10,042
        Total Current Liabilities.......................      213,245           226,515

Deferred Credits:
  Accumulated deferred income taxes.....................      487,480           480,808
  Accumulated deferred investment tax credits...........       83,155            84,447
  Accumulated reserve for nuclear plant decommissioning.       27,743            25,103
  Other.................................................      168,054           145,822
        Total Deferred Credits..........................      766,432           736,180
                 Total .................................   $3,347,038        $3,189,939

See notes to consolidated financial statements.





                                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                          For the Periods Ended June 30, 1994 and 1993
                                                         (Unaudited)



                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                  June 30,
                                                                 1994         1993         1994         1993
                                                                       (Thousands of Dollars)
         OPERATING REVENUES:
           Electric.......................................... $225,219      $214,070     $460,108     $421,716
           Gas...............................................   36,866        29,387      114,278      100,194
           Transit...........................................      948         1,028        1,969        1,816
                Total Operating Revenues.....................  263,033       244,485      576,355      523,726

         OPERATING EXPENSES:
           Fuel used in electric generation..................   46,940        41,092       87,933       76,913
           Purchased power (including affiliated
             purchases)......................................   21,824        26,784       50,292       52,459
           Gas purchased from affiliate for resale...........   24,444        18,399       68,399       58,216
           Other operation...................................   53,971        50,935      105,348       97,516
           Maintenance.......................................   14,972        15,477       29,697       30,954
           Depreciation and amortization.....................   26,752        25,249       53,442       50,574
           Income taxes......................................   13,497        10,311       39,925       28,276
           Other taxes.......................................   17,317        17,304       34,483       34,611
                Total Operating Expenses.....................  219,717       205,551      469,519      429,519

         OPERATING INCOME....................................   43,316        38,934      106,836       94,207

         OTHER INCOME:
           Allowance for equity funds used
             during construction.............................    1,911         2,413        3,984        4,751
      Other income (loss),net of income taxes...........     (162)         (282)        (263)        (494)
                Total Other Income...........................    1,749         2,131        3,721        4,257

         INCOME BEFORE INTEREST CHARGES......................   45,065        41,065      110,557       98,464

         INTEREST CHARGES (CREDITS):
           Interest expense..................................   22,396        21,156       44,171       43,550
      Allowance for borrowed funds used
             during construction.............................   (1,679)       (1,418)      (3,302)      (3,233)
           Total Interest Charges, Net..................   20,717        19,738       40,869       40,317

         NET INCOME..........................................   24,348        21,327       69,688       58,147
         Preferred Stock Cash Dividends (at stated
           rates)............................................   (1,462)       (1,564)      (3,001)      (3,131)
    Earnings Available for Common Stock.................   22,886        19,763       66,687       55,016
         Retained Earnings at Beginning of Period............  307,414       270,515      291,713      262,262
         Common Stock Cash Dividends Declared................  (29,600)      (27,500)     (57,700)     (54,500)
         Retained Earnings at End of Period.................. $300,700      $262,778     $300,700     $262,778



         See notes to consolidated financial statements.



5




                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Periods Ended June 30, 1994 and 1993
                                      (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                           1994           1993
                                                          (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................... $ 69,688        $ 58,147
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................   53,520          50,649
    Amortization of nuclear fuel.......................    8,885           6,920
    Deferred income taxes, net.........................   13,167          35,083
    Deferred investment tax credits, net...............   (1,292)         (1,622)
    Net regulatory asset-adoption of SFAS No. 109......   (1,630)        (23,998)
    Nuclear refueling accrual..........................    3,763          (9,143)
    Allowance for funds used during construction.......   (7,286)         (7,984)
    Over (under) collections, fuel adjustment clause...   (2,018)         (1,004)
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables................  (21,613)         (3,607)
     (Increase) decrease in inventories................    4,387           6,144
     Increase (decrease) in accounts payable...........  (21,423)        (22,862)
     Increase (decrease) in estimated rate refunds
       and related interest............................     (638)        (15,011)
     Increase (decrease) in taxes accrued..............  (17,500)        (19,135)
    Other, net.........................................   21,648          (6,603)
Net Cash Provided From Operating Activities............  101,658          45,974

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures....................................... (193,867)       (126,371)
  Increase in other property and investments...........     (322)            (75)
  Principal noncash items:
    Allowance for funds used during construction.......    7,286           7,984
    Transfer of assets from SCANA......................    6,285            -
Net Cash Used For Investing Activities................. (180,618)       (118,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of other long-term debt...................   99,000            -
    Issuance of First Mortgage Bonds...................     -            100,000
    Equity contribution from parent....................   24,120          27,507
  Repayments:
    First and Refunding Mortgage Bonds.................     -            (47,965)
    Other long-term debt...............................     (796)            (25)
    Preferred stock....................................   (2,002)         (1,991)
  Dividend payments:
    Common stock.......................................  (56,500)        (53,741)
    Preferred stock....................................   (3,061)         (3,169)
  Short-term borrowings, net...........................   14,489          54,391
  Fuel financings, net.................................    7,043          (3,855)
  Advances - affiliated companies, net.................   (1,559)         (1,697)
Net Cash Provided From Financing Activities............   80,734          69,455


NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS...........................    1,774          (3,033)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......      193          24,302

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30......... $  1,967        $ 21,269


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $3,302 and $3,233)...... $ 66,057        $ 42,549
                - Income taxes.........................   29,963          21,814

See notes to consolidated financial statements.




           SOUTH CAROLINA ELECTRIC & GAS COMPANY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     June 30, 1994
                      (Unaudited)

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

        B.  Classification of Short-Term Obligations:

        On July 21, 1994 the Company issued $100 million of First Mortgage Bonds, 7.70% series due July 15, 2004 to repay short-term borrowings in a like amount. Accordingly, short-term borrowings in the amount of $99 million are included in "Long-term debt, net."


        C.  Reclassifications:

        Certain amounts from prior periods have been reclassified to conform with the 1994 presentation.


2.   RATE MATTERS:

        With respect to rate matters at June 30, 1994, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. No changes have occurred with respect to those matters as reported therein except as shown below.

        On May 18, 1994 the Federal Energy Regulatory Commission
        (FERC) ordered the Company to refund certain amounts to its wholesale customers. The refund was ordered because the retail rate on which wholesale rates were based had been reduced and refunds had been made to retail customers in response to an order of the South Carolina Public Service Commission (PSC) issued on January 19, 1993. The Company refunded $1.1 million, including interest, to its wholesale customers on July 28, 1994.

        In June 1994 the Company placed into effect the second phase of the retail electric rate increase approved by the PSC on June 7, 1993. The new rates will produce an increase in electric operating revenue of $18.5 million annually, based on a test year.

        On June 6, 1994 the PSC issued an order denying the Company's request that the $.40 fare for low income riders of the Company's transit system be eliminated. The Company has appealed the PSC's order to the South Carolina Circuit Court.

3.   RETAINED EARNINGS:

        The Restated Articles of Incorporation of the Company and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom.
        At June 30, 1994 approximately $10.7 million of retained earnings were restricted as to payment of dividends on common stock.

4.   COMMITMENTS AND CONTINGENCIES:

        With respect to commitments at June 30, 1994, reference is made to Note 10 of Notes to Consolidated Financial
        Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. No significant changes have occurred with respect to those matters as reported therein.

        Contingencies at June 30, 1994 are as follows:

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

        B.  Environmental

        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts have been deferred (approximately $23.4 million) and are being amortized and recovered through rates over a ten year period.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Material Changes in Capital Resources and Liquidity
                 From December 31, 1993 to June 30, 1994

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

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the six months ended June 30, 1994 and 1993:



                                                   Six Months Ended
                                                       June 30,
                                                   1994       1993
                                                 (Thousands of Dollars)

Net cash provided from operating activities     $101,658     $ 45,974
Net cash provided from financing activities       80,734       69,455
Cash and temporary cash investments available
  at the beginning of the period                     193       24,302
Net cash available for utility property
  additions and construction expenditures       $182,585     $139,731


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                  $180,296     $118,387


     In June 1994 the Company placed into effect the second phase of the retail electric rate increase approved by the South Carolina Public Service Commission on June 7, 1993.

     On July 21, 1994, the Company issued $100 million of First Mortgage Bonds, 7.70% series due July 15, 2004 to repay short-term borrowings in a like amount. Accordingly, short-term borrowings in the amount of $99 million are included in "Long-term debt, net."

     The Company anticipates that the remainder of its 1994 cash requirements will be met primarily through internally generated funds, sales of additional securities, additional equity contributions from SCANA and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended June 30, 1994 was 3.82.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY
                           Results of Operations
                 For the Six Months Ended June 30, 1994
            As Compared to the Corresponding Period in 1993


Earnings and Dividends

     Net income for the three and six months ended June 30, 1994 increased approximately $3.0 million and $11.5 million, respectively, when compared to the corresponding periods in 1993 primarily due to an increase in the electric operating margin.

     AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 9% and 12% of income before income taxes for the three months ended June 30, 1994 and 1993, respectively, and approximately 7% and 9% for the six months ended June 30, 1994 and 1993, respectively.

     On April 28, 1994 the Company's Board of Directors authorized the payment of a dividend on common stock of $29,600,000 for the quarter ended June 30, 1994. The dividend was paid on July 1, 1994 to SCANA Corporation, the Company's parent.

Sales Margins

     The changes in the electric sales margins for the three and six months ended June 30, 1994 when compared to the corresponding periods in 1993 were as follows:



                                    Three Months             Six Months
                                 Change    % Change      Change    %Change
                                 (Millions)              (Millions)

Electric operating revenues      $11.1         5.2       $38.4        9.1
Less:  Fuel used in electric
         generation                5.8        14.2        11.0       14.3
       Purchased power            (5.0)      (18.5)       (2.1)      (4.1)

Margin                           $10.3         7.0       $29.5       10.1



     The electric sales margins increased for the three and six months ended June 30, 1994 compared to the corresponding periods in 1993 primarily due to an increase in retail electric rates which was effective beginning in June 1993 and increases in customer sales due to customer growth, reflecting a general improvement in the economy. The second phase of the retail electric rate increase, which was placed into effect in June 1994, also contributed to the increase in electric sales margins.

     The changes in the gas sales margins for the three and six months ended June 30, 1994 when compared to the corresponding periods in 1993 were as follows:


                                        Three Months            Six Months
                                      Change   % Change     Change    % Change
                                      (Millions)            (Millions)

Gas operating revenues                $7.5        25.5     $14.1         14.1
Less:  Gas purchased for resale        6.1        32.9      10.2         17.5
Margin                                $1.4        13.1     $ 3.9          9.3


     The increase in the gas sales margin for the three and six months is primarily due to recoveries under the weather normalization adjustment (WNA) as a result of milder weather during the second quarter of 1994 and to increased sales as a result of the transfer of the operations of the former Peoples Natural Gas Company of South Carolina from SCANA Corporation to the Company in January 1994.

Other Operating Expenses

     Increases (decreases) in other operating expenses, including taxes, for the three and six months ended June 30, 1994 compared to the corresponding periods in 1993 are presented in the following table:


                                        Three Months            Six Months
                                      Change   % Change     Change    % Change
                                      (Millions)            (Millions)

Other operation and maintenance       $2.5         3.8      $ 6.6         5.1
Depreciation and amortization          1.5         6.0        2.9         5.7
Income taxes                           3.2        30.9       11.6        41.2
Other taxes                             -           -        (0.1)       (0.4)

Total                                 $7.2         6.1      $21.0         8.7


     Other operation and maintenance expenses for the three and six months ended June 30, 1994 increased primarily due to increases in employee-related expenses, amortization of environmental charges previously deferred and outage-related expenses at the Company's
nuclear generating facility.   The depreciation and amortization
increases for the three and six months reflect additions to plant in service. The increases in income tax expense for the three and six months' comparisons correspond to the increases in income and reflect the 1993 increase in the corporate tax rate from 34% to 35% which was recorded in August 1993 and was retroactive to January 1, 1993.

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

           B.  Reports on Form 8-K

               The Company filed a report on Form 8-K on July 15, 1994 in response to Item 5, "Other Events" regarding the change in identity of an expert referred to in the Prospectus included in Registration No. 33-49421.

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



                          SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                     (Registrant)



August 11, 1994           By:  s/Jimmy E. Addison
                               Jimmy E. Addison
                               Vice President and Controller
                               (Principal Accounting Officer)




13