Form 10-Q
period 1994-09-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1994-11-14
CIK 91882

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549



                                FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   September 30, 1994


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

     As of October 31, 1994, there were issued and outstanding 40,296,147 shares of the registrant's common stock $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                  INDEX


PART I.  FINANCIAL INFORMATION                                            Page

   Item 1.  Financial Statements

       Consolidated Balance Sheets as of September 30, 1994
         and December 31, 1993.........................................     3

       Consolidated Statements of Income and Retained Earnings
         for the Periods Ended September 30, 1994 and 1993.............     5

       Consolidated Statements of Cash Flows for the Periods
         Ended September 30, 1994 and 1993.............................     6

       Notes to Consolidated Financial Statements......................     7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................     9

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings..........................................    12

   Item 6.  Exhibits and Reports on Form 8-K...........................    12

Signatures.............................................................    13

Exhibit Index..........................................................    14


                                             PART I
                                      FINANCIAL INFORMATION
                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                         As of September 30, 1994 and December 31, 1993
                                          (Unaudited)

                                                        September 30,       December 31,
                                                            1994               1993
                                                             (Thousands of Dollars)

ASSETS
Utility Plant:
  Electric.............................................   $3,093,756         $3,067,881
  Gas..................................................      296,807            272,506
  Transit..............................................        3,573              3,769
  Common...............................................       76,340             72,804
    Total..............................................    3,470,476          3,416,960
  Less accumulated depreciation and amortization.......    1,166,214          1,097,531
    Total..............................................    2,304,262          2,319,429
  Construction work in progress........................      580,687            338,677
  Nuclear fuel, net of accumulated amortization........       40,356             29,087
      Utility Plant, Net...............................    2,925,305          2,687,193

Nonutility property and investments (net of
  accumulated depreciation)............................       12,475             12,709

Current Assets:
  Cash and temporary cash investments..................        -                    193
  Receivables - customer and other.....................      128,542            119,296
  Receivables - affiliated companies...................       23,959                244
  Inventories (at average cost):
    Fuel...............................................       23,564             31,192
    Materials and supplies.............................       43,432             43,372
  Prepayments..........................................       12,248             10,089
  Accumulated deferred income taxes....................        8,301              9,015
      Total Current Assets.............................      240,046            213,401

Deferred Debits:
  Unamortized debt expense.............................       11,200             11,060
  Unamortized deferred return on plant investment......       11,676             14,860
  Nuclear plant decommissioning fund...................       29,063             25,103
  Other................................................      238,757            225,613
      Total Deferred Debits............................      290,696            276,636
                 Total.................................   $3,468,522         $3,189,939


See notes to consolidated financial statements.






                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                      As of September 30, 1994 and December 31, 1993
                                         (Unaudited)

                                                         September 30,      December 31,
                                                              1994              1993
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock ($4.50 par value)......................   $  181,333        $  181,333
    Premium on common stock and other paid-in capital...      625,799           583,785
    Capital stock expense (debit).......................       (5,452)           (5,497)
    Retained earnings...................................      327,843           291,713
      Total Common Equity...............................    1,129,523         1,051,334
  Preferred stock (Not subject to purchase or sinking
    funds)..............................................       26,027            26,027
      Total Stockholders' Investment....................    1,155,550         1,077,361
Preferred stock, net (Subject to purchase or
  sinking funds)........................................       49,894            52,840
Long-term debt, net.....................................    1,204,362         1,097,043
        Total Capitalization............................    2,409,806         2,227,244

Current Liabilities:
  Short-term borrowings.................................       39,500             1,011
  Current portion of long-term debt.....................       16,647            13,719
  Current portion of preferred stock....................        2,486             2,504
  Accounts payable......................................       65,171            68,182
  Accounts payable - affiliated companies...............       22,753            28,630
  Estimated rate refunds and related interest...........         -                2,509
  Customer deposits.....................................       12,431            12,207
  Taxes accrued.........................................       62,553            39,965
  Interest accrued......................................       21,811            17,764
  Dividends declared....................................       30,497            29,982
  Other.................................................       15,889            10,042
        Total Current Liabilities.......................      289,738           226,515

Deferred Credits:
  Accumulated deferred income taxes.....................      491,887           480,808
  Accumulated deferred investment tax credits...........       82,348            84,447
  Accumulated reserve for nuclear plant decommissioning.       29,063            25,103
  Other.................................................      165,680           145,822
        Total Deferred Credits..........................      768,978           736,180
                 Total .................................   $3,468,522        $3,189,939


See notes to consolidated financial statements.


4






                                 SOUTH CAROLINA ELECTRIC & GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                           For the Periods Ended September 30, 1994 and 1993
                                             (Unaudited)



                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                         1994        1993        1994        1993
                                                  (Thousands of Dollars)
 OPERATING REVENUES:
   Electric..........................  $294,404    $304,140    $754,512    $725,857
   Gas...............................    31,650      24,517     145,928     124,711
   Transit...........................     1,012       1,016       2,981       2,832
        Total Operating Revenues.....   327,066     329,673     903,421     853,400

 OPERATING EXPENSES:
   Fuel used in electric generation..    48,270      50,041     136,203     126,954
   Purchased power (including
     affiliated purchases)...........    32,982      32,905      83,273      85,364
   Gas purchased from affiliate
     for resale......................    22,926      17,205      91,326      75,421
   Other operation...................    52,087      54,120     157,435     151,635
   Maintenance.......................    15,876      15,022      45,574      45,976
   Depreciation and amortization.....    26,705      26,339      80,147      76,914
   Income taxes......................    30,788      37,126      70,712      65,402
   Other taxes.......................    18,299      17,552      52,782      52,163
        Total Operating Expenses.....   247,933     250,310     717,452     679,829

 OPERATING INCOME....................    79,133      79,363     185,969     173,571

 OTHER INCOME:
   Allowance for equity funds used
     during construction.............     1,435       1,428       5,419       6,179
   Other income (loss),net of
     income taxes....................      (302)        607        (559)        113
        Total Other Income...........     1,133       2,035       4,860       6,292

 INCOME BEFORE INTEREST CHARGES......    80,266      81,398     190,829     179,863

 INTEREST CHARGES (CREDITS):
   Interest expense..................    24,057      21,488      68,227      65,039
   Allowance for borrowed funds
     used during construction........    (1,410)     (1,122)     (4,711)     (4,354)
        Total Interest Charges, Net..    22,647      20,366      63,516      60,685

 NET INCOME..........................    57,619      61,032     127,313     119,178
 Preferred Stock Cash Dividends
   (at stated rates).................    (1,482)     (1,548)     (4,483)     (4,678)
 Earnings Available for Common Stock.    56,137      59,484     122,830     114,500
 Retained Earnings at Beginning
   of Period.........................   300,706     262,778     291,713     262,262
 Common Stock Cash Dividends
   Declared..........................   (29,000)    (27,400)    (86,700)    (81,900)
 Retained Earnings at End of Period..  $327,843    $294,862    $327,843    $294,862



 See notes to consolidated financial statements.








                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Periods Ended September 30, 1994 and 1993
                                      (Unaudited)
                                                            Nine Months Ended
                                                              September 30,
                                                          1994            1993
                                                          (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................... $127,313        $119,178
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................   80,261          77,026
    Amortization of nuclear fuel.......................   12,863          12,689
    Deferred income taxes, net.........................   11,124          44,210
    Deferred investment tax credits, net...............   (2,099)         (2,434)
    Net regulatory asset-adoption of SFAS No. 109......   (1,509)        (41,132)
    Nuclear refueling accrual..........................    3,148          (7,537)
    Allowance for funds used during construction.......  (10,130)        (10,533)
    Over (under) collections, fuel adjustment clause...   (7,804)        (11,119)
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables................  (32,961)        (24,138)
     (Increase) decrease in inventories................    7,568          12,447
     Increase (decrease) in accounts payable...........   (7,329)        (28,334)
     Increase (decrease) in estimated rate refunds
       and related interest............................   (2,509)        (14,928)
     Increase (decrease) in taxes accrued..............   22,588          26,050
     Increase (decrease) in interest accrued...........    4,047          (9,917)
    Other, net.........................................   22,922         (17,516)
Net Cash Provided From Operating Activities............  227,493         124,012

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures....................................... (333,361)       (192,537)
  Increase in other property and investments...........     (224)           (114)
  Principal noncash items:
    Allowance for funds used during construction.......   10,130          10,533
    Transfer of assets from SCANA......................    6,285            -
Net Cash Used For Investing Activities................. (317,170)       (182,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of First Mortgage Bonds...................  100,000         500,000
    Equity contribution from parent....................   35,774          50,939
  Repayments:
    First and Refunding Mortgage Bonds.................     -           (430,000)
    Pollution Control Bonds............................     (100)           -
    Other long-term debt...............................     (998)           (120)
    Preferred stock....................................   (2,964)         (2,905)
  Dividend payments:
    Common stock.......................................  (86,100)        (81,241)
    Preferred stock....................................   (4,568)         (4,727)
  Short-term borrowings, net...........................   38,489          46,285
  Fuel financings, net.................................   11,510         (17,214)
  Advances - affiliated companies, net.................   (1,559)         (2,557)
Net Cash Provided From Financing Activities............   89,484          58,460

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS...........................     (193)            354
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......      193          24,302

CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30.... $   -           $ 24,656

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $4,711 and $4,354)...... $ 62,922        $ 74,016
                - Income taxes.........................   37,959          31,062

See notes to consolidated financial statements.



                   SOUTH CAROLINA ELECTRIC & GAS COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1994
                               (Unaudited)

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

2.   RATE MATTERS:

        With respect to rate matters at September 30, 1994, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. No changes have occurred with respect to those matters as reported therein except as shown below.


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

       On October 27, 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge, which goes into effect with the first billing cycle in November 1994, provides for the recovery of approximately $16.2 million representing substantially all site assessment and cleanup costs for the Company's gas operations that had previously been deferred (see Note
       4B).

3.   RETAINED EARNINGS:

       The Restated Articles of Incorporation of the Company and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At September 30, 1994 approximately $12.5 million of retained earnings were restricted as to payment of dividends on common stock.

4.   COMMITMENTS AND CONTINGENCIES:

       With respect to commitments at September 30, 1994, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. No significant changes have occurred with respect to those matters as reported therein.


       Contingencies at September 30, 1994 are as follows:

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


       B.  Environmental

       The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts have been deferred (approximately $20.8 million) and are being amortized and recovered through rates over a ten-year period (see Note 2).

                SOUTH CAROLINA ELECTRIC & GAS COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Material Changes in Capital Resources and Liquidity
               From December 31, 1993 to September 30, 1994

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

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the nine months ended September 30, 1994 and 1993:


                                                  Nine Months Ended
                                                    September 30,
                                                  1994         1993
                                                 (Thousands of Dollars)

Net cash provided from operating activities     $227,493     $124,012
Net cash provided from financing activities       89,484       58,460
Cash and temporary cash investments available
  at the beginning of the period                     193       24,302
Net cash available for utility property
  additions and construction expenditures       $317,170     $206,774


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                  $323,231     $182,004


     On July 21, 1994 the Company issued $100 million of First Mortgage Bonds, 7.70% series due July 15, 2004 to repay short-term borrowings in a like amount.

     On November 3, 1994 the Company issued $30 million of Pollution Control Facilities Revenue Bonds due November 1, 2024. The proceeds from the sale of the bonds will be used to defray the cost of constructing certain facilities for the disposal of solid waste at the Company's Cope Generating Station under construction in Orangeburg County, South Carolina.

     The Company anticipates that the remainder of its 1994 cash requirements will be met primarily through internally generated funds, sales of additional securities, additional equity contributions from SCANA and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended September 30, 1994 was 3.63.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

                 SOUTH CAROLINA ELECTRIC & GAS COMPANY
                          Results of Operations
           For the Three and Nine Months Ended September 30, 1994
                  As Compared to the Corresponding Period in 1993


Earnings and Dividends

     Net income for the three months ended September 30, 1994 decreased approximately $3.4 million when compared to the corresponding period in 1993 primarily due to decreased electric sales margins in the third quarter of 1994. Net income for the nine months ended September 30, 1994 increased approximately $8.1 million when compared to the corresponding period in 1994 primarily due to an increase in the electric sales margins.

     AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 3.2% and 2.6% of income before income taxes for the three months ended September 30, 1994 and 1993, respectively, and approximately 5.1% and 5.7% for the nine months ended September 30, 1994 and 1993, respectively.

     On August 24, 1994 the Company's Board of Directors authorized the payment of a dividend on common stock of $29,000,000 for the quarter ended September 30, 1994. The dividend was paid on October 1, 1994 to SCANA Corporation, the Company's parent.

Sales Margins

     The changes in the electric sales margins for the three and nine months ended September 30, 1994, when compared to the corresponding periods in 1993, were as follows:



                                    Three Months            Nine Months
                                 Change    % Change      Change   % Change
                               (Millions)              (Millions)

Electric operating revenues      $(9.7)     (3.2)        $28.6      3.9
Less:  Fuel used in electric
         generation               (1.8)     (3.5)          9.2      7.3
       Purchased power             0.1       0.2          (2.1)    (2.4)

Margin                           $(8.0)     (3.6)        $21.5      4.2


     The electric sales margin decreased for the three months ended September 30, 1994 compared to the corresponding period in 1993 as a result of decreased residential and commercial kilowatt hour sales due to milder weather in 1994. The electric sales margin increased for the nine months' comparison primarily as a result of increased retail electric rates, increased industrial sales and a general improvement in the economy.

     The changes in the gas sales margins for the three and nine months ended September 30, 1994, when compared to the corresponding periods in 1993, were as follows:


                                        Three Months           Nine Months
                                      Change   % Change     Change    % Change
                                    (Millions)            (Millions)

Gas operating revenues                $7.1       29.1      $21.2       17.0
Less:  Gas purchased for resale        5.7       33.3       15.9       21.1
Margin                                $1.4       19.3      $ 5.3       10.8

     The increases in the gas sales margins for the three and nine months reflect increases in interruptible industrial sales and the transfer of the operations of the former Peoples Natural Gas Company of South Carolina from SCANA Corporation to the Company in January 1994.

Other Operating Expenses

     Increases (decreases) in other operating expenses, including taxes, for the three and nine months ended September 30, 1994 compared to the corresponding periods in 1993 are presented in the following table:


                                        Three Months           Nine Months
                                      Change   % Change     Change    % Change
                                    (Millions)            (Millions)

Other operation and maintenance       $(1.2)     (1.7)      $ 5.4       2.7
Depreciation and amortization           0.4       1.4         3.2       4.2
Income taxes                           (6.3)    (17.1)        5.3       8.1
Other taxes                             0.7       4.3         0.6       1.2

Total                                 $(6.4)     (4.3)      $14.5       3.7


     While the increase in other operation and maintenance expenses for the nine months ended September 30, 1994 is primarily due to increases in employee benefit-related expenses, the decrease for the three months' comparison results from a reduction in other employee-related expenses.
The depreciation and amortization increases for the three and nine months reflect additions to plant in service. The decrease in income tax expense for the three months' comparison corresponds to the decrease in income for the third quarter. The increase for the nine months' comparison reflects the increase in operating income.

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



                             SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                        (Registrant)



November 11, 1994                   By:   s/Jimmy E. Addison
                                          Jimmy E. Addison
                                          Vice President and Controller
                                          (Principal Accounting Officer)



13