Form 10-K
period 1994-12-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1995-03-16
CIK 91882

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-K

(Mark One)

 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended   December 31, 1994

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for the past 90 days.
Yes   x   .  No      .



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

     As of February 28, 1995 there were issued and outstanding
40,296,147 shares of the registrant's common stock, $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

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

                             NONE

                              TABLE OF CONTENTS

                                                                      Page

DEFINITIONS .......................................................     4

PART I

     Item 1.  Business ............................................     5

     Item 2.  Properties ..........................................    17

     Item 3.  Legal Proceedings ...................................    19

     Item 4.  Submission of Matters to a Vote of
               Security Holders ...................................    19

PART II

     Item 5.  Market for Registrant's Common Stock
               and Related Security Holder Matters ................    19

     Item 6.  Selected Financial Data .............................    20

     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ......    21

     Item 8.  Financial Statements and Supplementary Data .........    28

     Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ................    54

PART III

     Item 10. Directors and Executive Officers of the
               Registrant .........................................    54

     Item 11. Executive Compensation ..............................    59

     Item 12. Security Ownership of Certain Beneficial
               Owners and Management ..............................    63

     Item 13. Certain Relationships and Related Transactions ......    63

PART IV

     Item 14. Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K ............................    63

SIGNATURES ........................................................    64

                                 DEFINITIONS

The following abbreviations used in the text have the meaning set forth below unless the context requires otherwise:

       ABBREVIATION                           TERM

AFC......................... Allowance for Funds Used During Construction
BTU......................... British Thermal Unit
Circuit Court............... South Carolina Circuit Court
Clean Air Act............... Clean Air Act Amendments of 1990
Company..................... South Carolina Electric & Gas Company
Consumer Advocate........... Consumer Advocate of South Carolina
Dekatherm................... One million BTUs
DHEC........................ South Carolina Department of Health and
                             Environmental Control
DOE......................... United States Department of Energy
EPA......................... United States Environmental Protection Agency
FERC........................ United States Federal Energy Regulatory
                              Commission
Fuel Company................ South Carolina Fuel Company, Inc., an
                              affiliate
GENCO....................... South Carolina Generating Company, Inc., an
                              affiliate
KVA......................... Kilovolt-ampere
KW.......................... Kilowatt
KWH......................... Kilowatt-hour
LNG......................... Liquefied Natural Gas
MCF......................... Thousand Cubic Feet
MW.......................... Megawatt
NEPA........................ National Energy Policy Act of 1992
NRC......................... United States Nuclear Regulatory Commission
Peoples..................... Peoples Natural Gas Company of South Carolina
Pipeline Corporation........ South Carolina Pipeline Corporation, an
                              affiliate
PSA......................... The South Carolina Public Service Authority
PSC......................... The Public Service Commission of South
                              Carolina
PUHCA....................... Public Utility Holding Company Act of 1935
SCANA....................... SCANA Corporation and subsidiaries
Southern Natural............ Southern Natural Gas Company
Summer Station.............. V. C. Summer Nuclear Station
Supreme Court............... South Carolina Supreme Court
Transco..................... Transcontinental Gas Pipeline Corporation
USEC........................ United States Enrichment Corporation
Westinghouse................ Westinghouse Electric Corporation
Williams Station............ A. M. Williams coal-fired, electric generating station owned by GENCO

                         PART I

ITEM 1.  BUSINESS

                       THE COMPANY

Organization

     The Company, a wholly owned subsidiary of SCANA, is a South Carolina corporation organized in 1924 and has its principal executive office at 1426 Main Street, Columbia, South Carolina 29201, telephone number (803) 748-3000. The Company had 4,009 full-time, permanent employees as of December 31, 1994 as compared to 4,166 full-time, permanent employees as of December 31, 1993.

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

     The Company's electric service area extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 29 of the 46 counties in South Carolina and covers more than 20,000 square miles. The total population of the counties representing the Company's combined service area is approximately 2.3 million.

     The predominant industries in the territories served by the Company include: synthetic fibers; chemicals and allied products; fiberglass and fiberglass products; paper and wood products; metal fabrication; stone, clay and sand mining and processing; and various textile-related products.

     Information with respect to industry segments for the years ended December 31, 1994, 1993 and 1992 is contained in Note 11 of
Notes to Consolidated Financial Statements and all such information is incorporated herein by reference.

Competition

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulatory protection. The transition began with the enactment of the Public Utility Regulatory Policies Act of 1978 which facilitated the entry of competitors into the electric generation business.
Subsequently, NEPA was enacted in 1992 to promote competition among utility and nonutility generators in the wholesale electric generation market. Recent initiatives in some states to lessen regulation and promote competition, particularly with regard to retail transmission access, also have accelerated the utility industry's transition.

     Future deregulation of electric wholesale and retail markets will create opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected.

    The pace of deregulation, the future market price of electricity, and the regulatory actions which may be taken by the PSC in response to the changing environment cannot be predicted. However, the Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company reorganized its operations around Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. The Company has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

          CAPITAL REQUIREMENTS AND FINANCING PROGRAM

Capital Requirements

     The cash requirements of the Company arise primarily from its operational needs and its construction program. During 1995 the Company is expected to meet its capital requirements principally through internally generated funds (approximately 29% excluding dividends), the issuance and sale of debt securities and additional equity contributions from SCANA. Short-term liquidity is expected to be provided by issuance of commercial paper. The timing and amount of such sales and the type of securities to be sold will depend upon market conditions and other factors.

     The Company recovers the costs of providing customer growth and services through rates charged to customers. Rates for regulated services are based on historical costs. As customer growth and inflation occur and the Company expands its construction program it is necessary to seek increases in rates. On June 7, 1993 the PSC issued an order granting the Company a 7.4% annual increase in retail electric rates which was implemented in two phases over a two year period: phase one, effective June 1993, producing $42.0 million annually, and phase two, effective June 1994, producing $18.5 million annually, based on a test year. The Company's future financial position and results of operations will be affected by its ability to obtain adequate and timely rate relief. (See "Regulation.")
     The Company's estimates of its cash requirements for construction and nuclear fuel expenditures, which are subject to continuing review and adjustment, for 1995 and the four-year period 1996-1999 as now scheduled, are as follows:

Type of Facilities                              1996-1999        1995
                                                (Thousands of Dollars)
Electric Plant:
  Generation. . . . . . . . . . . . . . . .   $  388,193       $129,825
  Transmission. . . . . . . . . . . . . . .       92,701         25,928
  Distribution. . . . . . . . . . . . . . .      295,571         67,283
  Other . . . . . . . . . . . . . . . . . .       69,322         16,874
Nuclear Fuel. . . . . . . . . . . . . . . .       68,171         23,084
Gas . . . . . . . . . . . . . . . . . . . .       60,415         18,895
Transit . . . . . . . . . . . . . . . . . .        1,012            432
Common. . . . . . . . . . . . . . . . . . .       35,090         25,342
Nonutility  . . . . . . . . . . . . . . . .          580            175
          Total . . . . . . . . . . . . . .   $1,011,055       $307,838


     The above estimates exclude AFC.

Construction

     The Company's cost estimates for its construction program for the periods 1995 and 1996-1999, shown in the above table, include costs of the projects described below.

     The Company entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina in Orangeburg County. Construction of the plant began in November 1992 and is expected to be complete in late 1995 with commercial operation beginning in early 1996. The estimated cost of the Cope plant, excluding financing costs and AFC but including an allowance for escalation, is $450 million. In addition, the transmission lines for interconnection with the Company's system are expected to cost $26 million. Until completion of the new plant, the Company is contracting for additional power as necessary to ensure that the energy demands of its customers can be met.

     The steam generators at Summer Station were replaced in late 1994 during the regularly scheduled refueling outage. The replacement was completed in 38 days, a new U. S. record and only one day off the world record for a steam generator replacement. The new steam generators are expected to result in shorter, less costly refueling outages, and greater electricity output is expected to result from less required maintenance.

     During 1994 the Company expended approximately $8.0 million as part of a program to extend the operating lives of certain generating facilities. Additional improvements under the program to be made during 1995 are estimated to cost approximately $9.7 million.

Financing Program

     The Company's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for 12 consecutive months out of the 15 months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1994 the Bond Ratio was 3.52. The issuance of additional Class A Bonds is restricted also to an additional principal amount equal to 60% of unfunded net property additions (which unfunded net property additions totaled approximately $499.8 million at December 31, 1994), Class A Bonds issued on the basis of retirements of Class A Bonds (no retirement credits remained at December 31, 1994), and Class A Bonds issued on the basis of cash on deposit with the Trustee.

    The Company has placed a new bond indenture (New Mortgage) dated April 1, 1993 on substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are expected to be issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage, which have been deposited with the Trustee of the New Mortgage (of which $57 million were available for such purpose as of December 31, 1994), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1994 the New Bond Ratio was 4.85.

     The following additional financing transactions have occurred since December 31, 1993:

     On July 21, 1994, the Company issued $100 million of First
     Mortgage Bonds, 7.70% series due July 15, 2004 to repay short-term borrowings in a like amount.

     On November 3, 1994 the Company issued $30 million of Pollution Control Facilities Revenue Bonds due November 1, 2024. The proceeds from the sale of the bonds are being used to defray the cost of constructing certain facilities for the disposal of solid waste at the Company's Cope Generating Station under construction in Orangeburg County, South Carolina.

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

     Pursuant to Section 204 of the Federal Power Act, the Company must obtain FERC authority to issue short-term debt. The FERC has authorized the Company to issue up to $200 million of unsecured promissory notes or commercial paper with maturity dates of 12 months or less, but not later than December 31, 1997.

     The Company had $265.0 million authorized and unused lines of credit at December 31, 1994. In addition, the Company has a credit agreement for a maximum of $75 million to finance nuclear and fossil fuel inventories with $24.4 million available at December 31, 1994. Fuel Company has issued a promissory note due March 31, 1995 to SCANA for the purchase of $19.4 million of sulfur dioxide emission allowances, including $0.6 million in AFC.

     The Company's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the 12 consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1994 the Preferred Stock Ratio was 2.29.

     The ratio of earnings to fixed charges (SEC Method) was 3.46, 3.57, 2.73, 3.32 and 3.33 for the years ended December 31, 1994,
1993, 1992, 1991 and 1990, respectively.

Additional Capital Requirements

     In addition to the Company's capital requirements for 1995 described above, approximately $20.7 million will be required for refunding and retiring outstanding securities and obligations. For the years 1996-1999, the Company has an aggregate of $162.9 million of long-term debt maturing (including approximately $59.4 million for sinking fund requirements, of which $59.0 million may be satisfied by deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits) and $9.8 million of purchase or sinking fund requirements for preferred stock.

     Actual 1995 expenditures may vary from the estimates set forth above due to factors such as inflation, economic conditions, regulation, legislation, rates of load growth, environmental protection standards and the cost and availability of capital.

     The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements.

Fuel Financing Agreements

     The Company has assigned to Fuel Company all of its rights and interests in its various contracts relating to the acquisition and ownership of nuclear and fossil fuel. To finance nuclear and fossil fuel, Fuel Company issues, from time to time, its promissory notes with maturities of less than 270 days ("Commercial Paper"). The issuance of Commercial Paper is supported by an irrevocable revolving credit agreement which expires July 31, 1996. Fuel Company's Commercial Paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by the Company. Accordingly, the amounts outstanding have been included in long-term debt. The credit agreement provides for a maximum amount of $75 million that may be outstanding at any time.

     At December 31, 1994 Commercial Paper outstanding for nuclear and fossil fuel inventories was approximately $50.6 million at a weighted average interest rate of 6.06%. Such fuel inventories and fuel-related assets and liabilities are included in the Company's financial statements. (See Notes 1M and 4 of Notes to Consolidated Financial Statements.)

                     ELECTRIC OPERATIONS

Electric Sales

     In 1994 residential sales of electricity accounted for 42% of electric sales revenues; commercial sales 30%; industrial sales
21%; sales for resale 4%; and all other 3%. KWH sales by classification for the years ended December 31, 1994 and 1993 are presented below:


                                             Sales
                                              KWH                         %
Classification                       1994               1993           Change
                                           (thousands)

Residential                        5,311,139          5,650,759        (6.01)
Commercial                         4,848,620          4,844,422         0.09
Industrial                         5,161,717          4,887,250         5.62
Sale for resale                    1,024,376          1,005,968         1.83
Other                                494,030            500,937        (1.38)
  Total Territorial               16,839,882         16,889,336        (0.29)

Interchange                          171,046            198,059       (13.64)
  Total                           17,010,928         17,087,395        (0.45)

     The Company furnishes electricity for resale to three municipalities, three investor-owned utilities, three electric cooperatives and one public power authority. Such sales for resale accounted for 4% of total electric sales revenues in 1994.

     During 1994 the Company recorded a net increase of 7,538 electric customers, increasing its total customers to 476,438.

     The electric sales volume decreased for the year ended December 31, 1994 compared to the corresponding period as a result of decreased residential kilowatt-hour sales and interchange power delivered due to unusually mild weather in 1994. The peak demand of 3,444 MW was recorded on January 19, 1994. The all-time record of 3,557 MW was set on July 29, 1993.

Electric Interconnections

     The Company purchases all of the electric generation of Williams Station, owned by GENCO, under a Unit Power Sales
Agreement which has been approved by the FERC. Williams Station has a generating capacity of 560 MW.

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

Fuel Costs

     The following table sets forth the average cost of nuclear fuel and coal and the weighted average cost of all fuels (including oil and natural gas) used by the Company and GENCO for the years
1992-1994.

                                 1994            1993            1992
Nuclear:
  Per million BTU               $  .51          $  .47          $  .52
Coal:
 Company:
  Per ton                       $39.92          $39.95          $40.00
  Per million BTU                 1.57            1.55            1.56
 GENCO:
  Per ton                       $41.85          $41.64          $41.82
  Per million BTU                 1.63            1.62            1.63
Weighted Average Cost
  of All Fuels:
  Per million BTU               $ 1.39          $ 1.33          $ 1.27

     The fuel costs shown above exclude the effects of a PSC-approved offsetting of fuel costs through the application of credits carried on the Company's books as a result of a 1980 settlement of certain litigation.

Fuel Supply

     The following table shows the sources and approximate percentages of total KWH generation (including Williams Station) by each category of fuel for the years 1992-1994 and the estimates for 1995 and 1996.

                                     Percent of Total KWH Generated
                                         Actual              Estimated
                               1994      1993     1992     1996     1995

Coal                            77%       72%      65%      72%      69%
Nuclear                         17        22       29       23       26
Hydro                            6         5        5        5        5
Natural Gas & Oil               -          1        1       -        -
                               100%      100%     100%     100%     100%

     Coal is currently used at all four of the Company's major fossil fuel-fired plants and GENCO's Williams Station. Unit train deliveries are used at all of these plants. On December 31, 1994 the Company had approximately a 74-day supply of coal in inventory and GENCO had approximately a 68-day supply.

     The supply of coal is obtained through contracts and purchases on the spot market. Spot market purchases are expected to continue for coal requirements in excess of those provided by the Company's existing contracts. Contracts for the purchase of coal represent the following percentages of estimated requirements for 1995 (approximately 5.1 million tons, including requirements of Williams Station) and expire at the dates indicated (giving effect to the Company's potential to exercise renewal options):

                             Range of % of     Initial           Final
No. of Tons     % of 1995    Sulfur Content   Expiration       Expiration
 Per Year      Requirement    per Contract     Date (1)        Date (1)

   482,500         9.5         1.1-1.5         02/28/1996      02/29/2000
   359,500         7.0         1.0-1.8         12/31/1996      12/31/2002
   562,500        11.0         1.1-2.0         03/31/1997      03/31/2003
   144,000         2.8         1.1-1.6         04/30/1995      04/30/1997
   981,000        19.2         up to 1.5       12/31/1996      12/31/2002
   732,170        14.4         0.75-1.75       04/30/1997      04/30/2003
   425,000         8.3         0.8-1.5         06/30/1995      06/30/1999
 3,686,670        72.2


(1) Contract extensions beyond the initial expiration date are subject to mutual agreement on price, terms, quantity and quality.

     All of the above contracts, except the contracts expiring on April 30, 1995 and June 30, 1995 which have firm prices, are subject to periodic price adjustments based on changes in indices published by the U. S. Department of Labor.

     Coal purchased in December 1994 had an average sulfur content of 1.26%, which permitted the Company to comply with existing environmental regulations. The Company believes that its operations are in substantial compliance with all existing regulations relating to the discharge of sulfur dioxide. The Company has not been advised by officials of DHEC that any more stringent sulfur content requirements for existing plants are contemplated at the State level. However, the Company will be required to meet the more stringent Federal emissions standards established by the Clean Air Act (see "Environmental Matters").

     The Company currently has adequate supplies of uranium under contract to manufacture nuclear fuel for Summer Station through 1997. The following table summarizes all contract commitments for the stages of nuclear fuel assemblies:

    Commitment            Contractor        Regions(1)      Term

Uranium                  Energy Resources
                          of Australia       9-13         1990-1996
Uranium                  Everest Minerals    9-13         1990-1996
Conversion               Sequoyah Fuel Corp. 8-12         1989-1995
Enrichment               USEC                (2)          Through 2022
Fabrication              Westinghouse        1-21         1982-2009
Reprocessing             None

(1) A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region no. 11 was loaded in 1994 and Region no. 12 will be loaded in 1996.

(2) The contract with the USEC is a "requirements" type contract whereby the USEC supplies total enrichment requirements for the unit through the year 2022, as specified by its then current schedule.

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

                          GAS OPERATIONS

Gas Sales

     In 1994 residential sales accounted for 49% of gas sales
revenues; commercial sales 33%; industrial sales   18%.  Dekatherm
sales by classification for the years ended December 31, 1994 and 1993 are presented below:


                                        Sales
                                      Dekatherms                    %
Classification                    1994             1993           Change

Residential                    11,531,558       12,009,444         (4.0)
Commercial                      9,813,454        8,842,728         11.0
Industrial                     10,938,713        5,881,309         86.0
Transportation gas              5,469,728        6,993,817        (21.8)
    Total                      37,753,453       33,727,298         12.0

     During 1994 the Company recorded a net increase of 17,155 gas customers including 13,280 customers of Peoples which were combined with the Company in 1994. The total customer count increased to 238,433.

     The Company purchases all of its natural gas from Pipeline
Corporation.

     The demand for gas is affected by conservation, the weather, the price relationship between gas and alternate fuels and other factors.

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

     On November 1, 1993 Transco and Southern Natural (Pipeline Corporation's interstate suppliers) began operations under Order No. 636, which deregulated the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas supplies whether the customer purchases gas from the pipeline or another supplier. The impact of this order on the Company will be primarily through changes affecting its supplier, Pipeline Corporation.

     To reduce dependence on imported oil, NEPA imposes purchase requirements for alternate fuel vehicles for Federal, state, municipal and private fleets which increase over a period of years. The Company expects these requirements for alternate fuel vehicles to develop business opportunities for the sale of compressed natural gas as fuel for vehicles, but it cannot predict the magnitude of this new market.

Gas Cost and Supply

     Pipeline Corporation purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a gas inventory charge. The gas is brought to South Carolina through transportation agreements with both Southern
Natural and Transco.  The volume of gas which Pipeline Corporation is entitled to transport through these contracts on a firm basis is shown below:
                                                 Maximum Daily
          Supplier                       Contract Demand Capacity (MCF)

          Southern Natural Firm Transportation       188,000
          Transco Firm Transportation                 29,300
            Total                                    217,300

     Under a contract with Pipeline Corporation, the Company's maximum daily contract demand is 184,000 MCF. The contract allows the Company to receive amounts in excess of this demand based on availability.

     The average cost per MCF of natural gas purchased from Pipeline Corporation was approximately $4.29 in 1994 compared to $3.97 in 1993.

     To meet the requirements of the Company and its other high priority natural gas customers during periods of maximum demand, Pipeline Corporation supplements its supplies of natural gas from two LNG plants. The LNG plants are capable of storing the lique-fied equivalent of 1,900,000 MCF of natural gas, of which approximately 1,524,833 MCF were in storage at December 31, 1994. On peak days the LNG plants can regasify up to 150,000 MCF per day. Additionally, Pipeline Corporation had contracted for 6,450,727 MCF of natural gas storage space on December 31, 1994, of which 4,550,847 MCF were in storage at such date.

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

National Energy Policy Act of 1992

     Congress has passed NEPA, the principal thrust of which is to create a more competitive wholesale power supply market by creating "exempt wholesale generators" (EWGs) designated by the FERC, which are independent power producers (IPPs) whose owners will not become holding companies under PUHCA. Upon application of a wholesaler of electric energy, the FERC may order an electric utility that owns transmission facilities used for wholesale sales of electric energy to provide transmission service (including any enlargement of transmission capacity needed to provide the service) to the applicant. Charges for transmission service must be "just and reasonable", and a utility is entitled to recover "all legitimate, verifiable economic costs" incurred in connection with any transmission service so ordered. The FERC may not order such service where it (1) would "unreasonably impair the continued reliability of electric wheeling" judged by reference to "consistently applied regional or national reliability standards, guidelines or criteria;" (2) would result in "retail wheeling;" or
(3) would conflict with state laws governing retail marketing areas of electric utilities. Electric utilities, including exempt and non-exempt holding companies, may own and operate EWGs subject to advance approval by state utility commissions, which are given access to books and records of the EWG and its affiliates to the extent that such a commission requires access to perform its regulatory duties. It allows both registered and exempt utility holding companies to acquire interests in foreign utility companies engaged in the generation, transmission or distribution of electricity or the retail distribution of gas, where a state commission has certified that it has the ability to protect the utility's retail ratepayers against adverse investments in foreign utilities by affiliates of public utilities that such commissions regulate. State Commissions must consider rate making changes and other regulatory reform to ensure that electric utilities' investments in energy efficiency and demand side management programs are at least as profitable as investing in new generating capacity. FERC has issued a Notice of Proposed Rule Making to develop regulations under NEPA concerning EWGs and electric transmission service.

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

Federal Energy Regulatory Commission

     Pursuant to Section 204 of the Federal Power Act, the Company must obtain FERC authority to issue short-term debt. The FERC has authorized the Company to issue up to $200 million of unsecured promissory notes or commercial paper with maturity dates of 12 months or less, but not later than December 31, 1997.

     The Company holds licenses under the Federal Water Power Act or the Federal Power Act with respect to all its hydroelectric projects. The expiration dates of the licenses covering the projects are as follows:

       Project                 Capability (KW)      License Expiration Date

       Neal Shoals                  5,000                     1993
       Stevens Creek                9,000                     1993
       Columbia                    10,000                     2000
       Saluda                     206,000                     2007
       Parr Shoals                 14,000                     2020
       Fairfield Pumped Storage   512,000                     2020


     Pursuant to the provisions of the Federal Power Act as amended by the Electric Consumers Protection Act of 1986, applications for new licenses were filed with the FERC on December 30, 1991. No competing applications were filed. The Neal Shoals license application was declared to be ready for environmental analysis by FERC Notice dated June 3, 1994, and the Stevens Creek Application was declared to be ready by FERC Notice dated September 6, 1994. FERC has issued Notices of Authorization for Continued Project Operation for both projects until FERC has acted on SCE&G's applications for new licenses. FERC is in the process of performing a Multiple-project Environmental Assessment for Neal Shoals and a Single-project Environmental Assessment for Stevens Creek.

     At the termination of a license under the Federal Power Act, the United States government may take over the project covered thereby, or the FERC may extend the license or issue a license to another applicant. If the United States takes over a project or the FERC issues a license to another applicant, the original licensee shall be paid its net investment in the project (not to exceed fair value), plus severance damages.

Nuclear Regulatory Commission

     The Company is subject to regulation by the NRC with respect to the ownership and operation of Summer Station. The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. The NRC conducts semiannual reviews that identify plants that have demonstrated an excellent level of safety performance. For the sixth consecutive time, the NRC named Summer Station to its short list of top performing plants.

     In addition, the Federal Emergency Management Agency is responsible for the review, in conjunction with the NRC, of certain aspects of emergency planning relating to the operation of nuclear plants.

                            RATE MATTERS

     The following table presents a summary of significant rate activity for the years 1990-1994 based on test years:



                              REQUESTED                              GRANTED
                 Date of
General Rate  Application/     Amount    % Increase   Date of    Amount   % of Increase
Applications     Hearing     (Millions)   Requested    Order   (Millions)    Granted

PSC
 Electric
  Retail        12/07/92      $ 72.0*      11.4%      06/07/93    $60.5       84%
  Retail        01/03/89      $ 27.2        3.7%      07/03/89    $18.2**     67%**

 Transit
   Fares        03/12/92      $  1.7       42.0%       9/14/92    $ 1.0       59%


* As modified to reflect lowering of rate of return the Company was seeking.

**Reflects a rate reduction of $3.7 million on January 4, 1993 (see discussion below) and excludes impact of rate reduction of $7.7 million on January 3, 1990 which corresponds to $7.7 million reduction in cost-of-service resulting from NRC approval of extension of Summer Station's operating life to 40 years.


     On October 27, 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge, which was effective with the first billing cycle in November 1994 and is subject to annual review, provides for the recovery of approximately $16.2 million representing substantially all site assessment and cleanup costs for the Company's gas operations that had previously been deferred.

     On June 7, 1993 the PSC issued an order on the Company's pending electric rate proceeding allowing an authorized return on common equity of 11.5%, resulting in a 7.4% annual increase in retail electric rates, or a projected $60.5 million annually, based on a test year. These rates were implemented in two phases over a two-year period: phase one, effective June 1993, producing $42.0 million annually, and phase two, effective June 1994, producing $18.5 million annually, based on a test year.

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

    Effective with the first billing cycle in December 1991, the Company's gas rate schedules for its residential, small commercial and small industrial customers have included a weather normalization adjustment (WNA). The WNA minimizes fluctuations in gas revenues due to abnormal weather conditions and is subject to an annual review by the
PSC.   The PSC order was based on a return on common equity of 12.25%.
On August 26, 1994 the PSC ordered that the WNA be made permanent.

    In May 1989 the PSC approved a volumetric and direct billing method for Pipeline Corporation to recover take-or-pay costs incurred from its interstate pipeline suppliers pursuant to FERC-approved final and nonappealable settlements. In December 1992 the Supreme Court approved Pipeline Corporation's full recovery of the take-or-pay charges imposed by its suppliers and treatment of these charges as a cost of gas. However, the Supreme Court declared the PSC-approved "purchase deficiency" methodology for recovery of these costs to be unlawful retroactive ratemaking and remanded the docket to the PSC to reconsider its recovery methodology. On April 30, 1994 the PSC issued an order regarding Pipeline Corporation's recovery of take-or-pay cost incurred pursuant to FERC-approved settlements with its upstream interstate pipeline suppliers. This order provided a mechanism for Pipeline Corporation to recover its take-or-pay cost volumetrically over a period of approximately 30 months. The Company receives a credit for payments made prior to the April 30 order which is netted against the current volumetric surcharge. That net cost is recovered by the Company through its purchased gas adjustment clause.

    On July 3, 1989 the PSC granted the Company approximately $21.9 million of a requested $27.2 million annual increase in retail electric revenues based upon an allowed return on common equity of 13.25%. The Consumer Advocate appealed the decision to the Supreme Court which, on August 31, 1992, found that the evidence in the record of that case did not support a return on common equity higher than 13.0% and remanded to the PSC a portion of its July 1989 order for a determination of the proper return on common equity consistent with the Supreme Court's opinion. On January 19, 1993 the PSC issued an order allowing a return on common equity of 13.0%, approving a refund based on the difference in rates created by the difference between the 13.0% and the 13.25% return on common equity and making other nonmaterial adjustments to the calculation of cost-of-service. The total refund, before interest and income taxes, was approximately $14.6 million and was charged against
1992 "Electric Revenues."   The refund plus interest was made during
1993.

Fuel Cost Recovery Procedures

     The PSC has established a fuel cost recovery procedure which determines the fuel component in the Company's retail electric base rates semiannually based on projected fuel costs for the ensuing six-month period, adjusted for any overcollection or undercollection from the preceding six-month period. The Company has the right to request a formal proceeding at any time should circumstances dictate such a review.

     In the April 1994 semiannual review of the fuel cost component of electric rates, the PSC voted to increase the rate from 13.0 mills per KWH to 14.16 mills per KWH, a monthly increase of $1.16 for an average customer using 1,000 KWH a month. For the October 1994 review the PSC voted to continue the rate of 14.16 mills per KWH.

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

     In the October 1994 review the PSC authorized an increase in the base cost of gas from 47.100 cents per therm to 51.058 cents per therm which resulted in a monthly increase of $3.96 (including applicable taxes) based on an average of 100 therms per month on a residential bill during the heating season.


                        ENVIRONMENTAL MATTERS

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

Capital Expenditures

     In the years 1992 through 1994, capital expenditures for environmental control amounted to approximately $101.2 million. In addition, approximately $8.8 million, $7.4 million and $5.7 million of environmental control expenditures were made during 1994, 1993 and 1992, respectively, which were included in "Other operation" and "Maintenance" expenses. It is not possible to estimate all future costs for environmental purposes, but forecasts for minimum capitalized expenditures are $36.2 million for 1995 and $169.3 million for the four-year period 1996 through 1999. These expenditures are included in the Company's construction program.

Air Quality Control

     The Clean Air Act requires electric utilities to reduce substantially emissions of sulfur dioxide and nitrogen oxide by the year 2000. These requirements are being phased in over two periods. The first phase has a compliance date of January 1, 1995 and the second, January 1, 2000. The Company meets all requirements of Phase I and, therefore, will not have to implement changes until compliance with Phase II requirements is necessary. The Company then will most likely meet its compliance requirements through the burning of natural gas and/or lower sulfur coal, the addition of scrubbers to coal-fired generating units, and the purchase of sulfur dioxide emission allowances. At December 31, 1994, the Company had purchased $19.4 million in emission allowances and had commitments to purchase $6.8 million of emission allowances in 1995. Low nitrogen oxide burners will be installed to reduce nitrogen oxide emissions.

      The Company is continuing to refine a compliance plan that must be filed with the EPA by January 1, 1996. The Company currently estimates that, excluding GENCO, air emissions control equipment will require capital expenditures of $117 million over the 1995-1999 period to retrofit existing facilities and an increased operation and maintenance cost of approximately $1 million per year. To meet compliance requirements through the year 2004, the Company anticipates total capital expenditures of approximately $205 million.

Water Quality Control

     The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of the Company's generating units. Concurrent with renewal of these permits the permitting agency has implemented more rigorous control programs. The Company has been developing compliance plans to meet the additional parameters of control, and compliance has involved updating wastewater treatment technologies. Amendments to the Clean Water Act proposed recently in Congress include several provisions which could prove costly to the Company. These include limitations to mixing zones and the implementation of technology-based standards.

Superfund Act and Environmental Assessment Program

     As described in Note 1L of Notes to Consolidated Financial Statements, the Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts have been deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. Such deferred amounts totaled $20.2 million and $19.6 million at December 31, 1994 and 1993, respectively. Estimates to date include, among other things, the costs estimated to be associated with the matters discussed in the following paragraphs.

     The Company owns five decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The Company has maintained an active review of the sites to monitor the nature and extent of the residual contamination.

     In September 1992 the EPA notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant
and one of the Company's decommissioned manufactured gas plants.   The
original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigations process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study (RI/FS) and a corresponding Scope of Work. Actual field work began November 1, 1993 after final approval and authorization was granted by EPA. The Company is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the City's aquarium site. In 1994 the City of Charleston notified the Company that it considers the Company to be responsible for a $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park Area Site. The Company believes that it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its financial position or results of operation.

     The Company has been listed as a PRP and has recorded liabilities, which are not considered material, for the Macon-Dockery waste disposal site near Rockingham, North Carolina, the Aqua-Tech Environmental Inc. site in Greer, South Carolina and a landfill owned by Lexington County in South Carolina.

     The Arkansas Department of Pollution Control and Ecology (ADPCE) has identified the Company as a potentially responsible party for clean-up of PCBs at an abandoned transformer rebuilding plant in Little Rock, Arkansas. No formal notice from ADPCE has been received concerning this issue. The Company does not believe that the resolution of this issue will have a material effect on its results of operations or financial position.

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

Nuclear Fuel Disposal

     The Nuclear Waste Policy Act of 1982 requires that the United States government make available by 1998 a permanent repository for high-level radioactive waste and spent nuclear fuel and imposes a fee of 1.0 mill per KWH of net nuclear generation after April 7, 1983. Payments, which began in 1983, are subject to change and will extend through the operating life of Summer Station. The Company entered into a contract with the DOE on June 29, 1983, providing for permanent disposal of its spent nuclear fuel by the DOE. The DOE presently estimates that the permanent storage facility will not be available until 2010. The Company has on-site spent fuel storage capability until at least 2008 and expects to be able to expand its storage capacity over the life of Summer Station to accommodate the spent fuel output for the life of the plant through rod consolidation, dry cask storage or other technology as it becomes available. The Act also imposes on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available.

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


                                                             Net Generating
                 Present                             Year      Capability
Facility     Fuel Capability      Location        In-Service     (KW)(1)

Steam (2)
Urquhart         Coal/Gas        Beech Island, SC    1953        250,000
McMeekin         Coal/Gas        Irmo, SC            1958        252,000
Canadys          Coal/Gas        Canadys, SC         1962        430,000
Wateree          Coal            Eastover, SC        1970        700,000
Summer (3)       Nuclear         Parr, SC            1984        590,000

Gas Turbines
Burton           Gas/Oil         Burton, SC          1961         28,500
Faber Place      Gas             Charleston, SC      1961          9,500
Hardeeville      Oil             Hardeeville, SC     1968         14,000
Canadys          Gas/Oil         Canadys, SC         1968         14,000
Urquhart         Gas/Oil         Beech Island, SC    1969         38,000
Coit             Gas/Oil         Columbia, SC        1969         30,000
Parr (4)         Gas/Oil         Parr, SC            1970         60,000
Williams (5)     Gas/Oil         Goose Creek, SC     1972         49,000
Hagood           Gas/Oil         Charleston, SC      1991         95,000

Hydro
Neal Shoals                      Carlisle, SC        1905          5,000
Parr Shoals                      Parr, SC            1914         14,000
Stevens Creek                    Martinez, GA        1914          9,000
Columbia                         Columbia, SC        1927         10,000
Saluda                           Irmo, SC            1930        206,000


Pumped Storage
Fairfield                        Parr, SC            1978        512,000
                 Total (6)                                     3,316,000


(1)    Summer rating.
(2) Excludes Cope Electric Generating Station, a 385,000 KW plant currently under construction and scheduled for commercial operation in early 1996.
(3)    Represents the Company's two-thirds portion of the Summer
       Station.
(4) Two of the four Parr gas turbines are leased and have a net capability of 34,000 KW. This lease expires on June 29, 1996.
(5) The two gas turbines at Williams are leased and have a net capability of 49,000 KW. This lease expires on June 29, 1997.
(6)    Excludes Williams Station.

     The Company owns 445 substations having an aggregate transformer capacity of 18,885,437 KVA. The transmission system consists of 3,057 miles of lines and the distribution system consists of 15,421 pole miles of overhead lines and 3,122 trench miles of underground lines.

                               GAS

Natural Gas

     The Company's gas system, including the Peoples system acquired by SCANA and transferred to the Company on January 1, 1994, consists of approximately 6,719 miles of three-inch equivalent distribution pipelines and approximately 11,078 miles of distribution mains and related service facilities.

Propane

     The Company has propane air peak shaving facilities which can supplement the supply of natural gas by gasifying propane to yield the equivalent of 102,000 MCF per day of natural gas.

                              TRANSIT

     The Company owns 97 motor coaches which operate on a route system of 285 miles.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

     All of the Company's common stock is owned by SCANA and therefore there is no market for such stock. During 1994 and 1993 the Company paid $115.1 million and $108.6 million, respectively, in cash dividends to SCANA.

     The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At December 31, 1994 approximately $13.2 million of retained earnings were restricted as to payment of cash dividends on common stock.



ITEM 6.  SELECTED FINANCIAL DATA

For the Years Ended December 31,           1994          1993         1992           1991         1990
STATEMENT OF INCOME DATA                              (Thousands of Dollars except statistics)
  Operating Revenues:
    Electric                           $  975,526    $  940,547   $  829,938     $  867,685   $  851,676
    Gas                                   201,746       174,035      160,820        150,788      147,794
    Transit                                 4,002         3,851        3,623          3,869        4,033
          Total Operating Revenues      1,181,274     1,118,433      994,381      1,022,342    1,003,503
  Operating Expenses:
    Fuel used in electric generation
      and purchased power                 289,481       275,298      242,122        262,756      254,489
    Gas purchased for resale              127,846       107,722       95,854         93,179       94,358
    Other operation and maintenance       272,145       268,233      260,098        248,601      243,735
    Depreciation and amortization         106,952       101,220       97,064         91,618       87,021
    Taxes                                 154,432       146,641      116,976        129,482      125,954
          Total Operating Expenses        950,856       899,114      812,114        825,636      805,557
  Operating Income                        230,418       219,319      182,267        196,706      197,946
  Other Income:
    Allowance for equity funds used
     during construction                    7,989         7,496        4,577          2,966        1,308
    Other                                    (718)         (911)      (1,571)           317       (2,267)
          Total Other Income                7,271         6,585        3,006          3,283         (959)
  Income Before Interest Charges          237,689       225,904      185,273        199,989      196,987
  Interest Charges (Credits):
    Interest                               92,550        85,222       86,994         81,340       79,481
    Allowance for borrowed funds used
      during construction                  (6,904)       (5,286)      (3,884)        (4,187)      (3,333)
          Total Interest Charges, Net      85,646        79,936       83,110         77,153       76,148
  Net Income                              152,043       145,968      102,163        122,836      120,839
  Dividends on Preferred Stock              5,955         6,217        6,474          6,706        6,911
  Earnings Available for Common Stock  $  146,088    $  139,751   $   95,689     $  116,130   $  113,928

BALANCE SHEET DATA
  Utility Plant, Net                   $2,998,132    $2,687,193   $2,503,201     $2,380,761   $2,270,182

  Total Assets                         $3,587,091    $3,189,939   $2,890,953     $2,748,580   $2,625,407

  Capitalization:
    Common equity                      $1,133,432    $1,051,334   $  963,741     $  840,505   $  821,373
    Preferred stock:
      Not subject to purchase
        or sinking funds                   26,027        26,027       26,027         26,027       26,027
      Subject to purchase or
        sinking funds, Net                 49,528        52,840       56,154         59,469       62,704
    Long-term debt
      (excludes current portion)        1,219,991     1,097,043      945,964        993,674      779,524
  Total Capitalization                 $2,428,978    $2,227,244   $1,991,886     $1,919,675   $1,689,628

OTHER STATISTICS
  Electric:
    Customers (Year-End)                  476,438       468,901      461,928        453,687      446,544
    Territorial Sales (Million KWH)        16,840        16,889       15,801         15,702       15,394
    Residential:
      Average annual use per customer
      (KWH)                                13,048        14,077       13,037         13,246       13,330
      Average annual rate per KWH          $.0743        $.0707       $.0695         $.0700       $.0707
  Gas:
    Customers (Year-End)                  238,433       221,278      218,582        214,485      210,326
    Sales (Thousand Therms)               322,837       267,335      256,495        247,483      252,373
    Residential:
      Average annual use per customer
      (therms)                                538           606          577            522          497
      Average annual rate per therm          $.84          $.76         $.74           $.77         $.77






ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulatory protection. The transition began with the enactment of the Public
Utility Regulatory Policies Act of 1978 which facilitated the entry of competitors into the electric generation business.
Subsequently, NEPA was enacted in 1992 to promote competition among utility and nonutility generators in the wholesale electric generation market. Recent initiatives in some states to lessen regulation and promote competition, particularly with regard to retail transmission access, also have accelerated the utility industry's transition.

     Future deregulation of electric wholesale and retail markets will create opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected.

    The pace of deregulation, the future market price of electricity, and the regulatory actions which may be taken by the PSC in response to the changing environment cannot be predicted.
However, the Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company reorganized its operations around Strategic Business Units.
Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. The Company has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

LIQUIDITY AND CAPITAL RESOURCES

     The cash requirements of the Company arise primarily from its operational needs and its construction program. The ability of the Company to replace existing plant investment, as well as to expand to meet future demands for electricity and gas, will depend upon its ability to attract the necessary financial capital on reasonable terms. The Company recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the Company expands its construction program, it is necessary to seek increases in rates. As a result, the Company's future financial position and results of operations will be affected by its ability to obtain adequate and timely rate relief.

     Due to continuing customer growth, the Company entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina in Orangeburg County. Construction of the plant began in November 1992 and is expected to be complete in late 1995 with commercial operation beginning in early 1996. The estimated cost of the Cope plant, excluding financing costs and AFC, but including an allowance for escalation, is $450 million. In addition, the transmission lines for interconnection with the Company's system are expected to cost $26 million. Until the completion of the new plant, the Company is contracting for additional capacity as necessary to ensure that the energy demands of its customers can be met.

     As discussed in Note 2B of Notes to Consolidated Financial
Statements, on June 7, 1993 the PSC issued an order granting the Company a 7.4% annual increase in retail electric rates which was implemented in two phases over a two year period: phase one, effective June 1993, producing $42.0 million annually, and phase two, effective June 1994, producing $18.5 million annually, based on a test year.

     The estimated primary cash requirements for 1995, excluding requirements for fuel liabilities and short-term borrowings
(including notes payable to affiliated companies), and the actual primary cash requirements for 1994 are as follows:

                                                  1995          1994
                                                (Thousands of Dollars)
Property additions and construction
  expenditures, excluding allowance for
  funds used during construction (AFC)          $284,754      $378,912
Nuclear fuel expenditures                         23,084        27,429
Maturing obligations, redemptions and
  sinking and purchase fund requirements          20,616         5,060
          Total                                 $328,454      $411,401






     Approximately 22% of total cash requirements (excluding dividends) was provided from internal sources in 1994 as compared to 20.0% in 1993.

     The Company's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for 12 consecutive months out of the 15 months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding
(Bond Ratio). For the year ended December 31, 1994 the Bond Ratio was 3.52. The issuance of additional Class A Bonds is restricted also to an additional principal amount equal to 60% of unfunded net property additions (which unfunded net property additions totaled approximately $499.8 million at December 31, 1994), Class A Bonds issued on the basis of retirements of Class A Bonds (no earned retirement credits remained at December 31, 1994) and Class A Bonds issued on the basis of cash on deposit with the Trustee.

    The Company has placed a new bond indenture (New Mortgage) dated April 1, 1993 on substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are expected to be issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $57 million were available for such purpose as of December 31, 1994), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New
Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New
Mortgage only if adjusted net earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended
December 31, 1994 the New Bond Ratio was 4.85.

     The following financing transactions have occurred since
December 31, 1993:

     On  July 21, 1994 the Company issued $100 million of First
     Mortgage Bonds, 7.70% series due July 15, 2004 to repay short-term borrowings in a like amount.

     On November 3, 1994 the Company issued $30 million of
     Pollution Control Facilities Revenue Bonds due November 1,
     2024. The proceeds from the sale of the bonds are being used to defray the cost of constructing certain facilities for the disposal of solid waste at the Company's Cope Generating
     Station under construction in Orangeburg County, South
     Carolina.

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

     Pursuant to Section 204 of the Federal Power Act, the Company must obtain FERC authority to issue short-term indebtedness. The
FERC ha authorized the Company to issue up to $200 million of unsecured promissory notes or commercial paper with maturity dates of 12 months or less, but not later than December 31, 1997.

     The Company had $265.0 million authorized and unused lines of credit at December 31, 1994. In addition, the Company has a credit agreement for a maximum of $75 million to finance nuclear and fossil fuel, with $24.4 million available at December 31, 1994.


     Fuel  Company  has  issued  a  promissory  note  due  March
31, 1995 to SCANA for the purchase of $19.4 million of sulfur dioxide emission allowances, including $0.6 million in AFC.







     The Company's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the 12 consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements
(Preferred Stock Ratio).  For the year ended December 31, 1994 the
Preferred Stock Ratio was 2.29.

     The Company anticipates that its 1995 cash requirements of $328.5 million will be met through internally generated funds
(approximately 29.4% excluding dividends), the sales of additional securities, additional equity contributions from SCANA and the incurrence of additional short-term and long-term indebtedness.
The timing and amount of such financing will depend upon market conditions and other factors. Actual 1995 expenditures may vary from the estimates set forth above due to factors such as inflation and economic conditions, regulation and legislation, rates of load growth, environmental protection standards and the cost and availability of capital.

     The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements.

Environmental Matters

     The Clean Air Act requires electric utilities to reduce substantially emissions of sulfur dioxide and nitrogen oxide by the year 2000. These requirements are being phased in over two periods. The first phase has a compliance date of January 1, 1995 and the second, January 1, 2000. The Company meets all requirements of Phase I and, therefore, will not have to implement changes until compliance with Phase II requirements is necessary.
The Company then will most likely meet its compliance requirements through the burning of natural gas and/or lower sulfur coal, the addition of scrubbers to coal-fired generating units, and the purchase of sulfur dioxide emission allowances. At December 31, 1994, the Company had purchased $19.4 million in emission allowances and had commitments to purchase $6.8 million of emission allowances in 1995. Low nitrogen oxide burners will be installed to reduce nitrogen oxide emissions.

      The Company is continuing to refine a compliance plan that must be filed with the U.S. Environmental Protection Agency (EPA) by January 1, 1996. The Company currently estimates that, excluding GENCO, air emissions control equipment will require capital expenditures of $117 million over the 1995-1999 period to retrofit existing facilities and an increased operation and maintenance cost of approximately $1 million per year. To meet compliance requirements through the year 2004, the Company anticipates total capital expenditures of approximately $205 million.

     The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of the Company's and GENCO's generating units. Concurrent with renewal of these permits, the permitting agency has implemented more rigorous control programs. The Company has been developing compliance plans to meet the additional parameters of control, and compliance has involved updating wastewater treatment technologies. Amendments to the Clean Water
Act proposed recently in Congress include several provisions which could prove costly to the Company. These include limitations to mixing zones and the implementation of technology-based standards.

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

     As described in Note 1L of Notes to Consolidated Financial
Statements, the Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations;
such amounts have been deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. Such deferred amounts totaled $20.2 million and $19.6 million at December 31, 1994 and 1993, respectively. Estimates to date include, among other things, the costs associated with the matters discussed in the following paragraphs.





     The Company owns five decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The Company maintains an active review of the sites to monitor the nature and extent of the residual contamination.

     In September 1992 the EPA notified the Company, the City of
Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park
Area Site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of the Company's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup
Model," allowing the pre-cleanup site investigations process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial
Investigation/Feasibility Study (RI/FS) and a corresponding Scope of Work. Actual field work began November 1, 1993 after final approval and authorization was granted by the EPA. The Company is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the City's aquarium site. In 1994 the City of Charleston notified the Company that it considers the Company to be responsible for a $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park Area Site. The Company believes it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its financial position or results of operations.

     The Company has been listed as a PRP and has recorded liabilities, which are not considered material, for the Macon-
Dockery waste disposal site near Rockingham, North Carolina, the Aqua-Tech Environmental Inc. site in Greer, South Carolina and a landfill owned by Lexington County in South Carolina.

     The Arkansas Department of Pollution Control and Ecology
(ADPCE) has identified the Company as a PRP for clean-up of PCBs at an abandoned transformer rebuilding plant in Little Rock, Arkansas.
No formal notice from ADPCE has been received concerning this issue. The Company does not believe that the resolution of this issue will have a material effect on the Company's results of operations or financial position.

Regulatory Matters

     On June 7, 1993 the PSC issued an order on the Company's pending electric rate proceeding allowing an authorized return on common equity of 11.5%, resulting in a 7.4% annual increase in retail electric rates, or a projected $60.5 million annually, based on a test year. These rates were implemented in two phases over a two-year period: phase one, effective June 1993, producing $42.0 million annually, and phase two, effective June 1994, producing
$18.5 million annually, based on a test year.

     The Company anticipates filing for electric rate relief in 1995. The filing is anticipated to encompass primarily the remaining costs of completing the construction of the Cope
Generating Station.

     The Company's regulated business operations are likely to be impacted by the NEPA and FERC Order No. 636. NEPA is designed to create a more competitive wholesale power supply market by creating
"exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. Order No. 636 is intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it will be able to meet successfully the challenges of these altered business climates.






RESULTS OF OPERATIONS

Overview

    Net income and the percent increase (decrease) from the previous year for the years 1994, 1993 and 1992 were as follows:

                                           1994        1993        1992

Net income                              $152,043    $145,968    $102,163
Percent increase (decrease) in net
  income                                    4.16%       42.9%      (16.8%)

    1994 Net income increased for 1994 primarily due to an increase in the electric and gas margins which more than offset increases in other operating expenses.

    1993 Net income increased for 1993 primarily due to an increase in the electric margin which more than offset increases in other operating expenses.

    The Company's financial statements include AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges
(credits) as noncash items, both which have the effect of increasing reported net income. AFC represented approximately 6.3% of income before income taxes in 1994, 5.6% in 1993 and 5.5% in 1992.

Electric Operations

     Electric sales margins for 1994, 1993 and 1992 were as follows:

                                             1994        1993        1992
                                                  (Millions of Dollars)

Electric revenues                            $974.3     $940.2      $844.5
(Provision) for rate refunds                    1.2        0.3       (14.6)
Net Electric operating revenues               975.5      940.5       829.9
Less:  Fuel used in electric generation       176.6      164.2       161.7
       Purchased power                        112.9      111.1        80.4
     Margin                                  $686.0     $665.2      $587.8


     1994 The 1994 electric sales margin increased from 1993 primarily as a result of an increase in retail electric rates phased in over a two-year period beginning in June 1993 and an increase in industrial sales which more than offset the negative impact of a six percent decrease in residential sales of electricity due to milder weather in 1994.

     1993 The increase in electric sales margin from 1992 to 1993 is primarily a result of increased residential and commercial
     KWH sales due to weather and customer growth, an increase in retail electric rates beginning in June 1993, and a $14.6 million reserve against earnings recorded in 1992 related to the August 31, 1992 retail electric rate ruling from the Supreme Court (see Note 2F of Notes to Consolidated Financial
     Statements).

     Increases (decreases) in megawatt hour (MWH) sales volume by classes are presented in the following table:
                                                 Increase (Decrease)
                                                   From Prior Year
                                                     Volume (MWH)
Classification                                     1994         1993

Residential                                     (339,620)     494,874
Commercial                                         4,198      305,560
Industrial                                       274,467      203,178
Sale for Resale (excluding interchange)           18,408       59,611
Other                                             (6,907)      24,873
     Total territorial                           (49,454)   1,088,096
Interchange                                      (27,013)     121,013
     Total                                       (76,467)   1,209,109







     The electric sales volume decreased for the year ended
December 31, 1994 compared to the corresponding prior period as a result of decreased residential kilowatt hour sales and interchange power delivered due to milder weather in 1994. The peak demand of 3,444 MW was recorded on January 19, 1994. The all-time peak demand record of 3,557 MW was set on July 29, 1993.

Gas Operations

     Gas sales margins for 1994, 1993 and 1992 were as follows:

                                        1994        1993        1992
                                            (Millions of Dollars)

Gas revenues                           $201.7      $174.0      $160.8
Less:  Gas purchased for resale         127.8       107.7        95.8
     Margin                            $ 73.9      $ 66.3      $ 65.0


     1994 The 1994 gas sales margin increased from 1993 primarily as a result of increases in interruptible gas sales.

     1993 The 1993 gas sales margin increased from 1992 primarily as a result of increases in higher margin residential and regular commercial sales.

     Increases (decreases) in dekatherm (DT) sales volume by classes, including transportation gas, are presented in the following table:

                                             Increase (Decrease)
                                               From Prior Year
                                                 Volume (DT)
Classification                                1994          1993

Residential                                (477,886)      723,356
Commercial                                  970,726      (186,529)
Industrial                                5,057,404       547,193
Transportation Gas                       (1,524,089)    1,087,120
     Total                                4,026,155     2,171,140

Other Operating Expenses and Taxes

     Increases (decreases) in other operating expenses, including taxes, are presented in the following table:

                                              Increase (Decrease)
                                                From Prior Year
Classification                               1994            1993
                                             (Millions of Dollars)

Other operation and maintenance             $ 3.9            $ 8.1
Depreciation and amortization                 5.7              4.2
Income taxes                                  2.8             29.9
Other taxes                                   5.0             (0.2)
     Total                                  $17.4            $42.0


     1994  Other operation and maintenance expenses increased for
     1994 primarily due to an increase in the costs of
     postretirement benefits other than pensions.  These costs are accrued in accordance with Financial Accounting Standards
     Board Statement No. 106 (See Note 1J of Notes to Consolidated
     Financial Statements.)   The increase in depreciation and
     amortization expenses is attributable to property additions and to increases in depreciation rates.  The increase in other taxes reflects an increase in property taxes of approximately
     $5 million.







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


Interest Expense

     Increases (decreases) in interest expense are presented in the following table:

                                                    Increase (Decrease)
                                                       From Prior Year
Classification                                      1994           1993
                                                   (Millions of Dollars)

Interest on long-term debt, net                      $8.0          $ (.8)
Other interest expense                                (.6)          (1.0)
    Total                                            $7.4          $(1.8)


     1994 The increase in interest expense, excluding the debt component of AFC, is primarily attributable to the issuance of $100 million of First Mortgage Bonds in July and $30 million of Pollution Control Facilities Revenue Bonds in November, both to finance utility construction, and to the issuance of long-term debt during 1993.

     1993 Interest expense, excluding the debt component of AFC, decreased primarily due to the redemption of First and Refunding Mortgage Bonds and the issuance of First Mortgage
     Bonds at lower interest rates and the 1992 interest on the provision for rate refund which were partially offset by interest on an adjustment for the 1987-1988 income tax audit.







ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO CONSOLIDATED FINANCIAL
                      STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page

Independent Auditor's Report.......................................    29

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1994 and 1993...    30

    Consolidated Statements of Income and Retained Earnings for
      the years ended December 31, 1994, 1993 and 1992.............    32

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1994, 1993 and 1992.............................    33

    Consolidated Statements of Capitalization as of
      December 31, 1994 and 1993...................................    34

    Notes to Consolidated Financial Statements.....................    36

     Supplemental financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.







INDEPENDENT AUDITOR'S REPORT


South Carolina Electric & Gas Company:


We have audited the accompanying Consolidated Balance Sheets and Statements of Capitalization of South Carolina Electric & Gas
Company (Company) as of December 31, 1994 and 1993 and the related
Consolidated Statements of Income and Retained Earnings and of Cash
Flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February 6, 1995



29





SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,                                                          1994          1993
                                                                    (Thousands of Dollars)
ASSETS

Utility Plant (Notes 1, 3 and 4):
  Electric                                                         $3,165,391    $3,067,881
  Gas                                                                 307,929       272,506
  Transit                                                               3,785         3,769
  Common                                                               77,327        72,804
    Total                                                           3,554,432     3,416,960
  Less accumulated depreciation and amortization                    1,171,758     1,097,531
    Total                                                           2,382,674     2,319,429
  Construction work in progress                                       571,867       338,677
  Nuclear fuel, net of accumulated amortization                        43,591        29,087
      Utility Plant, Net                                            2,998,132     2,687,193

Nonutility Property and Investments, net of accumulated
  depreciation (Note 8)                                                11,931        12,709
Current Assets:
  Cash and temporary cash investments (Note 8)                            346           193
  Receivables - customer and other                                    127,679       119,296
  Receivables - affiliated companies (Note 1)                          18,121           244
  Inventories (at average cost):
    Fuel (Notes 1, 3 and 4)                                            31,310        31,192
    Materials and supplies                                             43,228        43,372
  Prepayments                                                          14,389        10,089
  Accumulated deferred income taxes                                    17,931         9,015
      Total Current Assets                                            253,004       213,401

Deferred Debits:
  Emission allowances                                                  19,409          -
  Unamortized debt expense                                             11,690        11,060
  Unamortized deferred return on plant investment (Notes 1 and 2)      10,614        14,860
  Nuclear plant decommissioning fund (Note 1)                          30,383        25,103
  Other (Note 1)                                                      251,928       225,613
      Total Deferred Debits                                           324,024       276,636

       Total                                                       $3,587,091    $3,189,939


See Notes to Consolidated Financial Statements.







SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,                                                          1994          1993
                                                                    (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Stockholders' Investment (Note 5):
  Common equity                                                     $1,133,432   $1,051,334
  Preferred stock (Not subject to purchase or sinking funds)            26,027       26,027
     Total Stockholders' Investment                                  1,159,459    1,077,361
Preferred Stock, Net (Subject to purchase or sinking
  funds)(Notes 6 and 8)                                                 49,528       52,840
Long-Term Debt, Net (Notes 3, 4 and 8)                               1,219,991    1,097,043
         Total Capitalization                                        2,428,978    2,227,244

Current Liabilities:
  Short-term borrowings (Notes 8 and 9)                                111,200        1,011
  Notes payable - affiliated companies                                  19,409         -
  Current portion of long-term debt (Note 3)                            33,042       13,719
  Current portion of preferred stock (Note 6)                            2,418        2,504
  Accounts payable                                                      61,466       68,182
  Accounts payable - affiliated companies (Note 1 and 3)                33,357       28,630
  Estimated rate refunds and related interest (Note 2)                    -           2,509
  Customer deposits                                                     12,668       12,207
  Taxes accrued                                                         46,646       39,965
  Interest accrued                                                      21,534       17,764
  Dividends declared                                                    28,489       29,982
  Other                                                                 15,525       10,042
         Total Current Liabilities                                     385,754      226,515

Deferred Credits:
  Accumulated deferred income taxes (Notes 1 and 7)                    503,723      480,808
  Accumulated deferred investment tax credits (Notes 1 and 7)           81,546       84,447
  Accumulated reserve for nuclear plant decommissioning (Note 1)        30,383       25,103
  Other (Note 1)                                                       156,707      145,822
         Total Deferred Credits                                        772,359      736,180

           Total                                                    $3,587,091   $3,189,939


See Notes to Consolidated Financial Statements.


31





SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


For the Years Ended December 31,                              1994        1993        1992
                                                                  (Thousands of Dollars)
Operating Revenues (Notes 1 and 2):
  Electric                                                $  975,526  $  940,547  $  829,938
  Gas                                                        201,746     174,035     160,820
  Transit                                                      4,002       3,851       3,623
         Total Operating Revenues                          1,181,274   1,118,433     994,381

Operating Expenses:
  Fuel used in electric generation                           176,581     164,187     161,691
  Purchased power (including affiliated
    purchases)(Note 1)                                       112,900     111,111      80,431
  Gas purchased from affiliate for resale (Note 1)           127,846     107,722      95,854
  Other operation                                            214,344     207,126     199,819
  Maintenance                                                 57,801      61,107      60,279
  Depreciation and amortization (Note 1)                     106,952     101,220      97,064
  Income taxes (Notes 1 and 7)                                84,066      81,280      51,382
  Other taxes (Note 12)                                       70,366      65,361      65,594
        Total Operating Expenses                             950,856     899,114     812,114

Operating Income                                             230,418     219,319     182,267

Other Income (Note 1):
  Allowance for equity funds used during construction          7,989       7,496       4,577
  Other income (loss), net of income taxes                      (718)       (911)     (1,571)

        Total Other Income                                     7,271       6,585       3,006

Income Before Interest Charges                               237,689     225,904     185,273

Interest Charges (Credits):
  Interest on long-term debt, net                             87,361      79,410      80,217
  Other interest expense (Note 1 and 3)                        5,189       5,812       6,777
  Allowance for borrowed funds used
    during construction (Note 1)                              (6,904)     (5,286)     (3,884)
        Total Interest Charges, Net                           85,646      79,936      83,110

Net Income                                                   152,043     145,968     102,163

Preferred Stock Cash Dividends (At stated rates)              (5,955)     (6,217)     (6,474)
Earnings Available for Common Stock                          146,088     139,751      95,689
Retained Earnings at Beginning of Year                       291,713     262,262     265,864
Common Stock Cash Dividends Declared (Note 5)               (113,700)   (110,300)    (99,291)

Retained Earnings at End of Year                          $  324,101  $  291,713  $  262,262

See Notes to Consolidated Financial Statements.






SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                                  1994      1993      1992
                                                                   (Thousands of Dollars)
Cash Flows From Operating Activities:
  Net income                                                   $152,043  $145,968  $102,163
  Adjustments to reconcile net income to net cash
   provided from operating activities:
    Depreciation and amortization                               107,103   101,370    97,212
    Amortization of nuclear fuel                                 13,487    18,156    23,190
    Deferred income taxes, net                                   13,133    56,982   (15,959)
    Deferred investment tax credits, net                         (2,901)   (3,245)   (3,245)
    Net regulatory asset arising from adoption of SFAS No. 109   (1,985)  (40,398)     -
    Allowance for funds used during construction                (14,893)  (12,782)   (8,461)
    Unamortized loss on reacquired debt                            (129)  (17,094)     (112)
    Early retirements                                            (7,086)  (11,840)     -
    Nuclear refueling accrual                                    (4,881)   (6,086)   11,862
    Over (under) collections, fuel adjustment clause            (17,965)  (13,728)    7,901
    Emission allowances                                         (19,409)     -         -
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables                        (26,260)  (27,920)    4,319
      (Increase) decrease in inventories                             26     1,401     1,069
      Increase (decrease) in accounts payable                      (430)   16,757     2,526
      Increase (decrease) in estimated rate
        refunds and related interest                             (2,509)  (15,302)   17,811
      Increase (decrease) in taxes accrued                        6,681   (11,162)       36
      Increase (decrease) in interest accrued                     3,770    (8,669)       83
    Other, net                                                   13,313       886    (2,457)

Net Cash Provided From Operating Activities                     211,108   173,294   237,938

Cash Flows From Investing Activities:
  Utility property additions and
    construction expenditures                                  (420,947) (300,620) (243,329)
  Nonutility property and investments                              (287)     (248)     (205)
  Transfer of assets from SCANA                                   6,285      -         -
  Principal noncash item:
    Allowance for funds used during construction                 14,893    12,782     8,461
Net Cash Used For Investing Activities                         (400,056) (288,086) (235,073)

Cash Flows From Financing Activities:
  Proceeds:
    Issuance of notes payable - affiliated companies             19,409      -         -
    Issuance of mortgage bonds                                  100,000   600,000      -
    Issuance of pollution control bonds                          30,000      -         -
    Equity contributions from parent                             43,426    58,142   126,838
    Other Long-term debt                                           -        2,562      -
  Repayments:
    Mortgage bonds                                                 -     (430,000)  (35,890)
    Other Long-term debt                                         (1,662)     (405)     (120)
    Preferred stock                                              (3,398)   (3,295)   (3,199)
  Dividend Payments:
    Common stock                                               (115,100) (108,641)  (96,550)
    Preferred stock                                              (6,048)   (6,247)   (6,558)
  Short-term borrowings, net                                    110,189       978       (20)
  Fuel financings, net                                           13,844   (18,948)   (6,628)
  Advances - affiliated companies, net                           (1,559)   (3,463)   (2,899)
Net Cash Provided From (Used For) Financing Activities          189,101    90,683   (25,026)

Net Increase (Decrease) in Cash and Temporary Cash Investments      153   (24,109)  (22,161)
Cash and Temporary Cash Investments, January 1                      193    24,302    46,463
Cash and Temporary Cash Investments, December 31               $    346  $    193  $ 24,302

Supplemental Cash Flows Information:
  Cash paid for - Interest (includes capitalized interest
                    of $6,904, $5,286 and $3,884)              $ 87,255  $ 92,367  $ 86,093
                - Income taxes                                   77,295    79,612    72,584

Noncash Financing Activities:
  Department of Energy decontamination and decommissioning
    fund obligation                                               4,277     4,965      -

See Notes to Consolidated Financial Statements.



SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                                      1994                 1993
Common Equity (Note 5):                                                            (Thousands of Dollars)
  Common Stock, $4.50 par value, authorized 50,000,000 shares; issued
    and outstanding, 40,296,147 shares                                          $181,333             $181,333
  Premium on common stock                                                        395,072              395,072
  Other paid-in capital                                                          238,369              188,713
  Capital stock expense                                                           (5,443)              (5,497)
  Retained earnings                                                              324,101              291,713
Total Common Equity                                                            1,133,432    47%     1,051,334    47%

Cumulative Preferred Stock (Not subject to purchase or sinking funds)(Note 5):

  $100 Par Value - Authorized 200,000 shares
   $50 Par Value - Authorized 125,209 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1994       1993      Current   Through     Minimum
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

Cumulative Preferred Stock (Subject to purchase or sinking funds)(Notes 6 and 8):

  $100 Par Value - Authorized 1,550,000 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1994       1993      Current   Through     Minimum
                7.70%     89,984     92,992     101.00       -       101.00        8,998                9,299
                8.12%    126,835    131,899     102.03       -       102.03       12,684               13,190
      Total              216,819    224,891

  $50 Par Value - Authorized 1,627,074 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1994       1993      Current   Through     Minimum
                4.50%     19,088     20,800      51.00       -        51.00          954                1,040
                4.60%      2,334      3,834      50.50       -        50.50          117                  192
                4.60%(A)  28,052     30,052      51.00       -        51.00        1,403                1,503
                4.60%(B)  78,200     81,600      50.50       -        50.50        3,910                4,080
                5.125%    73,000     74,000      51.00       -        51.00        3,650                3,700
                6.00%     86,400     89,600      50.50       -        50.50        4,320                4,480
                8.72%    127,956    160,000      51.00   12-31-98     50.00        6,398                8,000
                9.40%    190,245    197,191      51.175      -        51.175       9,512                9,860
      Total              605,275    657,077


  $25 Par Value - Authorized 2,000,000 shares; None outstanding in 1994 and 1993
Total Preferred Stock (Subject to purchase or sinking funds)                     51,946                55,344
Less: Current portion, including sinking fund requirements                        2,418                 2,504
Total Preferred Stock, Net (Subject to purchase or sinking funds)                49,528      2%        52,840     3%

See Notes to Consolidated Financial Statements.






SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                                        1994                1993
                                                                                    (Thousands of Dollars)
Long-Term Debt (Notes 3, 4 and 8):

First Mortgage Bonds:
                                        Year of
                Series                 Maturity

                 6%                      2000                                    100,000             100,000
                 6 1/4%                  2003                                    100,000             100,000
                 7 1/8%                  2013                                    150,000             150,000
                 7 1/2%                  2023                                    150,000             150,000
                 7 5/8%                  2023                                    100,000             100,000
                 7.70%                   2004                                    100,000                -

First and Refunding Mortgage Bonds:
                                        Year of
                Series                 Maturity



                4 7/8%                   1995                                     16,000               16,000
                5.45%                    1996                                     15,000               15,000
                6%                       1997                                     15,000               15,000
                6 1/2%                   1998                                     20,000               20,000
                7 1/4%                   2002                                     30,000               30,000
                9%                       2006                                    145,000              145,000
                8 7/8%                   2021                                    155,000              155,000

Pollution Control Facilities Revenue Bonds:
  5.95% Series, due 2003                                                           6,660                6,760
  Fairfield County Series 1984, due 2014 (6.50%)                                  56,820               56,820
  Richland County Series 1985, due 2014 (6.50%)                                    5,210                5,210
  Fairfield County Series 1986, due 2014 (6.50%)                                   1,090                1,090
  Colleton and Dorchester Counties Series 1987, due 2014 (6.60%)                   4,365                4,365
  Orangeburg County Series 1994 due 2024 (daily adjusted rate)                    30,000                 -
Capitalized Lease Obligations, due 1991-1997 (various rates between
    5 3/4% and 10%)                                                                1,842                2,897
Installment Note Payable, due 1996                                                 1,452                2,277
Department of Energy Decontamination and Decommissioning Obligation                3,922                4,634
Nuclear and Fossil Fuel Liability                                                 50,594               36,750
        Total                                                                  1,257,955            1,116,803
Less:   Current maturities, including sinking fund requirements                   33,042               13,719
        Unamortized discount                                                       4,922                6,041
Total Long-Term Debt, Net                                                      1,219,991     50%    1,097,043    49%
Advances from Affiliated Companies                                                  -                   1,559
Less:   Current portion of advances - affiliated companies                          -                   1,559
Advances from Affiliated Companies, Net                                             -                    -        -
Total Capitalization                                                          $2,428,978    100%   $2,227,244   100%


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

Affiliated Transactions

     The Company has entered into agreements with certain affiliates to purchase gas for resale to its distribution customers and to purchase electric energy. The Company purchases all of its natural gas requirements from South Carolina Pipeline
Corporation (Pipeline Corporation) and at December 31, 1994 and
1993 the Company had approximately $16.3 million and $15.1 million, respectively, payable to Pipeline Corporation for such gas purchases. The Company purchases all of the electric generation of Williams Station, which is owned by South Carolina
Generating Company, Inc. (GENCO), under a unit power sales agreement. At December 31, 1994 and 1993 the Company had approximately $8.8 million and $7.5 million, respectively, payable to GENCO for unit power purchases. Such unit power purchases, which are included in "Purchased power," amounted to approximately $92.8 million, $98.1 million and $73.1 million in 1994, 1993 and 1992, respectively.

     Fuel Company has issued a promissory note due March 31, 1995 to SCANA for the purchase of $19.4 million of sulfur dioxide emission allowances, including $0.6 million in AFC.

     Total interest income (expense), based on market interest rates, associated with the Company's advances to affiliated companies was approximately $(8,000), $129,000 and $231,000 in 1994, 1993 and 1992, respectively.

     Included in "Other interest expense" for 1994, 1993 and 1992 is approximately $279,000, $29,000 and $16,000, respectively, relating to advances from affiliated companies. Intercompany interest is calculated at market rates.

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







     The Company, operator of the V. C. Summer Nuclear Station
(Summer Station), and The South Carolina Public Service Authority
(PSA) are joint owners of the 885 MW Summer Station in the proportions of two-thirds and one-third, respectively. The parties share the operating costs and energy output of the plant in these proportions. Each party, however, provides its own financing. Plant in service related to the Company's portion of Summer Station was approximately $923.1 million and $920.2 million as of December 31, 1994 and 1993, respectively.
Accumulated depreciation associated with the Company's share of Summer Station was approximately $297.9 million and $285.3 million as of December 31, 1994 and 1993, respectively. The
Company's share of the direct expenses associated with operating
Summer Station is included in "Other operation" and "Maintenance" expenses.

D.  Allowance for Funds Used During Construction

     Allowance for funds used during construction (AFC), a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion, as a component of construction cost, of the costs of debt and equity capital dedicated to construction investment.
AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company has calculated AFC using rates of 8.5%, 9.4% and 9.4% for 1994, 1993 and 1992, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC
Order No. 561. Interest on nuclear fuel in process and sulfur dioxide emission allowances is capitalized at the actual interest amount.

E.  Deferred Return on Plant Investment

     Commencing July 1, 1987, as approved by a PSC order on that date, the Company ceased the deferral of carrying costs associated with 400 MW of electric generating capacity previously removed from rate base and began amortizing the accumulated deferred carrying costs on a straight-line basis over a ten-year period. Amortization of deferred carrying costs, included in "Depreciation and amortization," was approximately $4.2 million for each of 1994, 1993 and 1992.

F.  Revenue Recognition

     Customers' meters are read and bills are rendered on a monthly cycle basis. Base revenue is recorded during the accounting period in which the meters are read.

     Fuel costs for electric generation are collected through the fuel cost component in retail electric rates. The fuel cost component contained in electric rates is established by the PSC during semiannual fuel cost hearings. Any difference between actual fuel costs and that contained in the fuel cost component is deferred and included when determining the fuel cost component during the next semiannual fuel cost hearing. The Company had undercollected through the electric fuel cost component approximately $3.5 million at December 31, 1994 and overcollected approximately $9.2 million at December 31, 1993 which are included in "Deferred Debits-Other" and "Deferred Credits-Other", respectively.

     Customers subject to the gas cost adjustment clause are
billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings.  Any difference between actual gas cost and that contained in the rates is deferred and included when establishing gas costs during the next annual gas cost
recovery hearing.   At December 31, 1994 and 1993 the Company had
undercollected through the gas cost recovery procedure
approximately $16.3 million and $11.0 million, respectively, which are included in "Deferred Debits - Other."

G.  Depreciation and Amortization

     Provisions for depreciation are recorded using the straight-line method for financial reporting purposes and are based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates were 3.01%, 2.97%, and 3.00% for 1994, 1993 and 1992, respectively.

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





H.  Nuclear Decommissioning

     Decommissioning of Summer Station is presently projected to commence in the year 2022 when the operating license expires.
The expenditures (on a before-tax basis) related to the Company's share of decommissioning activities are currently estimated, in 2022 dollars assuming a 4.5% annual rate of inflation, to be $545.3 million including partial reclamation costs. The Company is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. The Company's method of funding decommissioning cost is referred to as COMReP
(Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million and $2.5 million in 1994 and 1993, respectively) are used to purchase insurance policies on the lives of key Company personnel. Through the purchase of insurance contracts, the Company is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis at a rate higher than can be achieved using more traditional funding approaches. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by the Company to an external trust fund in compliance with the financial assurance requirements of the Nuclear Regulatory Commission.
Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. Thus, the trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investments, and the cash transfers from the Company described above. The Company records its liability for decommissioning costs in deferred credits.

     The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for the financial statements of electric utilities with nuclear generating facilities. In response to these questions, the Financial
Accounting Standards Board has agreed to review the accounting for removal costs, including decommissioning. If the current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, and (2) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction of decommissioning expense.

     In addition, pursuant to the National Energy Policy Act passed by Congress in 1992, the Company has recorded a liability for its estimated share of amounts required by the U. S.
Department of Energy for its decommissioning fund. The Company will recover the costs associated with this liability, totaling
$4.3 million at December 31, 1994, through the fuel cost component of its rates; accordingly, these amounts have been deferred and are included in "Deferred Debits-Other" and "Long-
Term Debt, Net."

I.  Income Taxes

     The Company is included in the consolidated Federal and State income tax returns filed by SCANA. Income taxes are allocated to the Company based on its contribution to consolidated taxable income.

     The Company adopted Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes,"  effective
January 1, 1993. Prior years' financial statements have not been restated. Deferred tax assets and liabilities were adjusted from the amounts recorded at December 31, 1992 under prior standards to the amounts required at January 1, 1993 under Statement No.
109 at currently enacted income tax rates. The adjustments were charged or credited to regulatory assets or liabilities if the Company expected to recover the resulting additional income tax expense from, or pass through the resulting reductions in income tax expense to, customers of the Company; otherwise, they were charged or credited to income tax expense. The cumulative effect of adopting Statement No. 109 on retained earnings as of January
1, 1993, as well as the effect of adoption on net income for the year ended December 31, 1993, was not material. At December 31,
1993, the combined effect of adopting Statement No. 109 and adjusting deferred tax assets and liabilities for the change in 1993 of the corporate Federal income tax rate from 34% to 35% resulted in balances of $97.0 million in regulatory assets
(included in "Deferred Debits-Other") and $56.6 million in regulatory liabilities (included in "Deferred Credits-Other").

     In accordance with Statement No. 109, deferred tax assets and liabilities are recorded for the tax effects of temporary differences between the book basis and tax basis of assets and liabilities at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for changes in such rates through charges or credits to regulatory assets or liabilities if they are expected to be recovered from, or passed through to, customers; otherwise, they are charged or credited to income tax expense.






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

     Net  periodic  pension  cost for  the  years  ended
December 31, 1994, 1993 and 1992 included the following components:


                                                  1994       1993      1992
                                                     (Thousands of Dollars)
Service cost--benefits earned during the period $  8,684   $  7,629  $  7,174
Interest cost on projected benefit obligation     21,711     20,413    19,628
Adjustments:
  Return on plan assets                            2,365    (50,389)  (28,607)
  Net amortization and deferral                  (29,760)    25,936     8,096
  Amounts contributed by the Company's
    affiliates                                      (130)      (175)     (154)
  Net periodic pension cost                     $  2,870   $  3,414  $  6,137


     The determination of net periodic pension cost is based upon the following assumptions:


                                         1994           1993          1992
Annual discount rate                     7.25%           8.0%          8.0%
Expected long-term rate of
  return on plan assets                  8.0%            8.0%          8.0%
Annual rate of salary increases          4.75%           5.5%          5.5%


     The following table sets forth the funded status of the plan at December 31, 1994 and 1993:


                                                           1994       1993
                                                       (Thousands of Dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation                              $205,364   $204,794
  Nonvested benefit obligation                             13,966     14,085
      Accumulated benefit obligation                     $219,330   $218,879

Plan assets at fair value
  (invested primarily in equity and debt securities)     $347,702   $351,648
Projected benefit obligation                              246,318    295,718
Plan assets greater than
  projected benefit obligation                            101,384     55,930
Unrecognized net transition liability                      11,307     10,713
Unrecognized prior service costs                            9,374      9,294
Unrecognized net gain                                    (102,284)   (64,607)
      Pension asset recognized in
        Consolidated Balance Sheets                      $ 19,781   $ 11,330


     The accumulated benefit obligation is based on the plan's benefit formulas without considering expected future salary increases. The following table sets forth the assumptions used in determining the amounts shown above for the years 1994, 1993 and 1992.


                                                       1994    1993     1992

Annual discount rate used to determine
  benefit obligations                                  8.0%    7.25%    8.0%
Assumed annual rate of future salary increases
  for projected benefit obligation                     2.5%    4.75%    5.5%




     The change in the annual discount rate used to determine benefit obligations from 7.25% to 8.0% and the change in the expected salary increase rate from 4.75% to 2.5% as of December
31, 1994 decreased the projected benefit obligation and increased the unrecognized net gain by approximately $67.7 million.

     In addition to pension benefits, the Company provides
certain health care and  life  insurance  benefits  to  active
and retired employees.   The costs of postretirement benefits
other than pensions are accrued during the years the employees render the service necessary to be eligible for the applicable benefits.  Prior to 1993, the Company expensed these benefits, which are primarily health care, as claims were incurred.  In its
June 1993 electric rate order the PSC approved the inclusion in rates of the portion of increased expenses related to electric operations.  The Company expensed approximately $8.6 million and
$4.3 million, net of payments to current retirees, for the years ended December 31, 1994 and 1993, respectively.

     Net periodic postretirement benefit cost for the years ended
December 31, 1994 and 1993, included the following components:

                                                              1994       1993
                                                        (Thousands of Dollars)

Service cost--benefits earned during the period            $ 2,417    $ 1,908
Interest cost on accumulated postretirement benefit
  obligation                                                 6,644      5,502
Adjustments:
   Return on plan assets                                      -          -
   Amortization of unrecognized transition obligation        3,344      3,344
   Other net amortization and deferral                         860       -
   Amounts contributed by the Company's affiliates            (575)      (525)
   Net periodic postretirement benefit cost                $12,690    $10,229


     The determination of net periodic postretirement benefit cost is based upon the following assumptions:


                                                            1994      1993

Annual discount rate                                        7.25%      8.0%
Health care cost trend rate                                11.25%     13.0%
Ultimate health care cost trend rate (to be
  achieved in 2004)                                         5.25%      6.0%


     The following table sets forth the funded status of the plan at December 31, 1994 and 1993:

                                                              1994      1993
                                                        (Thousands of Dollars)

Accumulated postretirement benefit obligations for:
  Retirees                                                 $ 59,174    40,865
  Other fully eligible participants                           4,995     6,841
  Other active participants                                  24,889    25,767
   Accumulated postretirement benefit obligation             89,058    73,473
Plan assets at fair value                                      -         -
Plan assets less accumulated postretirement benefit
  obligation                                                (89,058)  (73,473)
Unrecognized net transition liability                        61,581    64,925
Unrecognized prior service costs                              3,453      -
Unrecognized net loss                                        11,156     4,284
   Postretirement benefit liability recognized
    in Consolidated Balance Sheets                         $(12,868)   (4,264)





     The accumulated postretirement benefit obligation is based upon the plan's benefit provisions and the following assumptions:

                                                        1994         1993
Assumed health care cost trend rate used to
  measure expected costs                                12.0%        11.25%
Ultimate health care cost trend rate
  (to be achieved in 2004)                               6.0%         5.25%
Annual discount rate                                     8.0%         7.25%
Annual rate of salary increases                          2.5%         4.75%


     The effect of a one-percentage-point increase in the assumed health care cost trend rate for each future year on the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1994 and the accumulated postretirement benefit obligation as of December 31, 1994 would be to increase such amounts by $210,000 and $3.3 million, respectively.

K.  Debt Premium, Discount and Expense, Unamortized Loss on
Reacquired Debt

     Long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.

L.  Environmental

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts have been deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. Such deferred amounts totaled $20.2 million and $19.6 million at December 31, 1994 and 1993, respectively, and are included in "Deferred Debits-Other."

M.  Fuel Inventories

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

O.  Reclassifications

     Certain amounts from prior periods have been reclassified to conform with the 1994 presentation.







2.   RATE MATTERS:

     A. On October 27, 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge, which was effective with the first billing cycle in November 1994 and is subject to annual review, provides for the recovery of approximately $16.2 million representing substantially all site assessment and cleanup costs for the Company's gas operations that had previously been deferred.

     B. On June 7, 1993 the PSC issued an order on the Company's pending electric rate proceeding allowing an authorized return on common equity of 11.5%, resulting in a 7.4% annual increase in retail electric rates, or a projected $60.5 million annually, based on a test year. These rates were implemented in two phases over a two-year period: phase one, effective June 1993, producing $42.0 million annually, and phase two, effective June
1994, producing $18.5 million annually, based on a test year.

     C. On September 14, 1992 the PSC issued an order granting the Company a $.25 increase in transit fares from $.50 to $.75 in both Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect on October 5, 1992. The Company has appealed the PSC's order to the Circuit
Court.

     D. Effective with the first billing cycle in December 1991, the Company's gas rate schedules for its residential, small
commercial and small industrial customers have included a weather normalization adjustment (WNA).  The WNA minimizes fluctuations in gas revenues due to abnormal weather conditions and is subject
to annual review by the PSC.   The PSC order was based on a
return on common equity of 12.25%.  On August 26, 1994, the PSC ordered that the WNA be made permanent.

   E. In May 1989 the PSC approved a volumetric and direct billing method for Pipeline Corporation to recover take-or-pay costs incurred from its interstate pipeline suppliers pursuant to FERC-approved final and non-appealable settlements. In
December 1992 the Supreme Court approved Pipeline Corporation's full recovery of the take-or-pay charges imposed by its suppliers and treatment of these charges as a cost of gas. However, the Supreme Court declared the PSC-approved "purchase deficiency" methodology for recovery of these costs to be unlawful retroactive ratemaking and remanded the docket to the PSC to reconsider its recovery methodology. On April 30, 1994 the PSC issued an order involving Pipeline Corporation's recovery of take-or-pay cost incurred pursuant to FERC-approved settlements with its upstream interstate pipeline supplier. This order provided a mechanism for Pipeline Corporation to recover its take-or-pay cost volumetrically over a period of approximately 30 months. The Company receives a credit for payments made prior to the April 30 order which is netted against the current volumetric surcharge. That net cost is recovered by the Company through its purchased gas adjustment clause.

     F. On July 3, 1989 the PSC granted the Company approximately
$21.9 million of a requested $27.2 million annual increase in retail electric revenues based upon an allowed return on common equity of 13.25%.  The Consumer Advocate appealed the decision to the Supreme Court which, on August 31, 1992, found that the
evidence in the record of that case did not support a return on common equity higher than 13.0% and remanded to the PSC a portion of its July 1989 order for a determination of the proper return on common equity consistent with the Supreme Court's opinion.  On
January 19, 1993 the PSC issued an order allowing a return on common equity of 13.0%, approving a refund based on the
difference in rates created by the difference between the   13.0%
and the 13.25% return on common equity and making other
nonmaterial adjustments to the calculation of cost-of-service.
The total refund, before interest and income taxes, was
approximately $14.6 million and was charged against 1992
"Electric Revenues."   The refund plus interest was made during
1993.






3.  LONG-TERM DEBT:

     The annual amounts of long-term debt maturities, including amounts due under nuclear and fossil fuel agreements (see Note
4), and sinking fund requirements for the years 1995 through 1999 are summarized as follows:

Year                Amount                    Year                Amount
                         (Thousands of Dollars)

1995               $33,042                    1998              $35,224
1996                82,229                    1999               15,234
1997                30,244

     Approximately $14.8 million of the portion of long-term debt payable in 1995 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

     Certain outstanding long-term debt of an affiliated company (approximately $35.9 million at both December 31, 1994 and 1993) is guaranteed by the Company.

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

     Commercial paper outstanding totaled $50.6 million and $36.8 million at December 31, 1994 and 1993 at weighted average interest rates of 6.06% and 3.47%, respectively.






5.  STOCKHOLDERS' INVESTMENT (Including Preferred Stock Not
Subject to Purchase or Sinking Funds):

     The changes in "Stockholders' Investment" (Including
Preferred Stock Not Subject to Purchase or Sinking Funds) during
1994, 1993 and 1992 are summarized as follows:

                                        Common     Preferred    Thousands
                                        Shares       Shares     of Dollars

Balance December 31, 1991             40,296,147    322,877       $866,532
  Changes in Retained Earnings:
    Net Income                                                     102,163
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                             (6,474)
      Common Stock                                                 (99,291)
  Equity Contributions from Parent                                 126,838
Balance December 31, 1992             40,296,147    322,877        989,768
  Changes in Retained Earnings:
    Net Income                                                     145,968
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                             (6,217)
      Common Stock                                                (110,300)
  Equity Contributions from Parent                                  58,142
Balance December 31, 1993             40,296,147    322,877      1,077,361
  Changes in Retained Earnings:
    Net Income                                                     152,043
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                             (5,955)
      Common Stock                                                (113,700)
  Equity Contributions from Parent
    including transfer of assets                                    49,710
Balance December 31, 1994            40,296,147     322,877     $1,159,459


     The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At December 31, 1994 approximately $13.2 million of retained earnings were restricted as to payment of cash dividends on common stock.

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








     The aggregate annual amounts of purchase fund or sinking fund requirements for preferred stock for the years 1995 through 1999 are summarized as follows:

     Year           Amount                 Year                     Amount
                        (Thousands of Dollars)

     1995           $2,418                 1998                    $2,440
     1996            2,482                 1999                     2,440
     1997            2,440

     The changes in "Total Preferred Stock (Subject to Purchase or Sinking
Funds)" during 1994, 1993 and 1992 are summarized as follows:

                                           Number                Thousands
                                          of Shares              of Dollars

Balance December 31, 1991                   998,404                $ 61,838
  Shares Redeemed:
   $100 par value                            (6,098)                   (610)
    $50 par value                           (51,777)                 (2,589)
Balance December 31, 1992                   940,529                  58,639
  Shares Redeemed:
   $100 par value                            (7,374)                   (737)
    $50 par value                           (51,187)                 (2,558)
Balance December 31, 1993                   881,968                  55,344
  Shares Redeemed:
   $100 par value                            (8,072)                   (807)
    $50 par value                           (51,802)                 (2,591)
Balance December 31, 1994                   822,094                $ 51,946

7.   INCOME TAXES:

     Total income tax expense for 1994, 1993 and 1992 is as follows:

                                       1994            1993           1992
                                              (Thousands of Dollars)
Current taxes:
  Federal                             $66,597         $60,577       $62,147
  State                                 9,505           6,822         7,852
    Total current taxes                76,102          67,399        69,999
Deferred taxes, net:
  Federal                               7,727          12,197       (16,274)
  State                                 2,118           4,387          (322)
    Total deferred taxes                9,845          16,584       (16,596)
Investment tax credits:
    Amortization of amounts
      deferred (credit)                (3,231)         (3,245)       (3,245)
      Total income tax expense        $82,716         $80,738       $50,158







     The difference in actual income taxes and the income taxes calculated from the application of the statutory Federal income tax rate (35% for 1994 and 1993 and 34% for 1992) to pretax income is reconciled as follows:




                                                 1994             1993          1992
                                                         (Thousands of Dollars)

Net income                                     $152,043         $145,968      $102,163
Total income tax expense:
  Charged to operating expenses                  84,066           81,280        51,382
  Charged (credited) to other income             (1,350)            (542)       (1,224)
Total pretax income                            $234,759         $226,706      $152,321

Income taxes on above at statutory Federal
  income tax rate                              $ 82,166         $ 79,347      $ 51,789
Increases (decreases) attributable to:
  Allowance for funds used during construction
    (excluding nuclear fuel)                     (2,796)          (2,624)       (1,556)
  Deferred return on plant investment,
    net of amortization                           1,486            1,486         1,444
  Depreciation differences                        2,994            2,531         2,356
  Amortization of investment tax credits         (3,231)          (3,245)       (3,245)
  State income taxes (less Federal
    income tax effect)                            7,555            7,286         4,970
  Deferred income tax flowback at higher
    than statutory rates                         (3,647)          (3,641)       (4,914)
  Other differences, net                         (1,811)            (402)         (686)
              Total income tax expense         $ 82,716         $ 80,738      $ 50,158



    The Omnibus Budget Reconciliation Act was signed into law on August 10, 1993, increasing the corporate tax rate from 34% to 35% effective January 1, 1993. This impact of this change on the Company's financial position and results of operations was not material.

    The tax effects of significant temporary differences comprising the Company's net deferred tax liability of $485.8 million at December 31, 1994 and $471.8 million at December 31, 1993 determined in accordance with Statement No. 109 (see Note 1I) are as follows:


                                                   1994              1993
                                                   (Thousands of Dollars)
Deferred tax assets:
     Unamortized investment tax credits         $ 50,513          $ 52,310
     Cycle billing                                17,521            15,084
     Nuclear operations expenses                     206             4,908
     Deferred compensation                         5,450             5,265
     Other postretirement benefits                 3,187             1,631
     Other                                         3,627             4,532
           Total deferred tax assets              80,504            83,730
Deferred tax liabilities:
     Property plant and equipment (including
       DD&A and basis differences)               533,394           526,540
     Pension expense                               9,022             6,266
     Deferred fuel revenue                         7,803               931
     Reacquired debt                               7,146             7,574
     Other                                         8,931            14,212
          Total deferred tax liabilities         566,296           555,523
Net deferred tax liability                      $485,792          $471,793

"Total deferred taxes" charged (credited) to income tax expense result from timing differences in recognition of the following items (thousands of dollars):

                                               1992

Charged (credited) to expense:
  Property plant and equipment (including
    DD&A and basis differences)             $     (5)
  Deferred fuel revenue                       (2,947)
  Property taxes                                 493
  Cycle billing                               (1,381)
  Nuclear refueling accrual                   (4,430)
  Electric rate refund                        (6,571)
  Injuries and damages                        (1,377)
  Other, net                                    (378)
     Total deferred taxes                   $(16,596)


The Internal Revenue Service has examined and closed consolidated Federal income tax returns of SCANA Corporation through 1989 and is currently examining SCANA's 1990, 1991 and 1992 Federal income tax returns. No adjustments are currently proposed by the examining agent. SCANA does not anticipate that any adjustments which might result from this examination will have a significant impact on the earnings or financial position of the Company.

8.   FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993 are as follows:

                                               1994                    1993
                                                   Estimated                Estimated
                                       Carrying      Fair        Carrying      Fair
                                        Amount      Value        Amount        Value

                                                 (Thousands of Dollars)

Cash and temporary cash investments   $      346  $       346 $      193   $      193
Investments                                   61           61         61           61
Short-term borrowings                    111,200      111,200      1,011        1,011
Notes payable - affiliated companies      19,409       19,409       -            -
Total Long-term debt                   1,219,991    1,183,823  1,097,043    1,194,522
Total Preferred stock (subject to
  purchase or sinking funds)              51,946       49,348     55,344       51,618



The information presented herein is based on pertinent information available to the Company as of December 31, 1994 and 1993. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 1994, and the current estimated fair value may differ significantly from the estimated fair value at that date. The following methods and assumptions were used to estimate the fair value of the above classes of financial instruments:

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


9.   SHORT-TERM BORROWINGS:

     The Company pays fees to banks as compensation for its lines of credit. Commercial paper borrowings are for 270 days or less. Details of lines of credit and short-term borrowings at December 31, 1994, 1993 and 1992 and for the years then ended are as follows:

                                               1994        1993        1992
                                                  (Millions of dollars)

Authorized lines of credit at year-end        $265.0     $212.0      $189.9
Unused lines of credit at year-end            $265.0     $212.0      $189.9
Short-term borrowings outstanding at
  year-end:
    Commercial paper                          $111.2     $  1.0      $   -
      Weighted average interest rate            6.04%      3.35%         -


10.  COMMITMENTS AND CONTINGENCIES:

    A. Construction

     The Company entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina in Orangeburg County. Construction of the plant began in November 1992 and is expected to be complete in late 1995 with commercial operation beginning in early 1996. The estimated cost of the Cope plant, excluding financing costs and AFC but including an allowance for escalation, is $450 million. In addition, the transmission lines for interconnection with the Company's system are expected to cost $26 million.

    Under the Duke/Fluor Daniel contract the Company must make specified monthly minimum payments. These minimum payments do not include amounts for inflation on a portion of the contract which is subject to escalation (approximately 34% of the total contract amount). The aggregate amount of such required minimum payments remaining at December 31, 1994 is as follows (thousands of dollars):

                       1995     $59,766
                       1996       5,603
                       Total    $65,369


Through December 31, 1994 the Company had paid $310 million under the contract.

    B. Nuclear Insurance

    The Price-Anderson Indemnification Act, which deals with the Company's public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $8.9 billion. Each reactor licensee is currently liable for up to $79.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $52.9 million per incident, but not more than $6.7 million per year.

     The Company currently maintains policies (for itself and on behalf of the PSA) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $1.4 billion for any losses in excess of $500 million pursuant to existing primary coverages (with ANI) on Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed 7 1/2 times its annual premium in the event of property damage loss to any nuclear generating facilities covered by NEIL. Based on the current annual premium, this retroactive premium would not exceed $8.2 million.

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

     C. Environmental

     As described in Note 1L of Notes to Consolidated Financial Statements, the Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts have been deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations.

     In September 1992 the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of the Company's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties
(PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigations process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study (RI/FS) and a corresponding Scope of Work. Actual field work began November 1, 1993 after final approval and authorization was granted by EPA. The Company is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the city's aquarium site. In 1994 the City of Charleston notified the Company that it considers the Company to be responsible for a $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park Area Site. The Company believes it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its financial position or results of operations.

     D.  Emission Allowance

     The Company has entered into an agreement with a broker of sulfur dioxide emission allowances to purchase $6.8 million of allowances at a fixed price during 1995.

11.  SEGMENT OF BUSINESS INFORMATION:


     Segment information at December 31, 1994, 1993 and 1992 and for the years then ended is as follows:

                                    1994
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $975,526     $201,746    $  4,002   $1,181,274
Operating expenses,
  excluding depreciation
  and amortization             659,610      173,717      10,577      843,904
Depreciation and
  amortization                  95,666       11,060         226      106,952
Total operating expenses       755,276      184,777      10,803      950,856
Operating income (loss)     $  220,250     $ 16,969    $ (6,801)     230,418

Add - Other income, net                                                7,271
Less - Interest charges                                               85,646
Net income                                                        $  152,043

Capital expenditures:
  Identifiable              $  359,510     $ 40,923    $    347   $  400,780

  Utilized for overall Company operations                             20,167
Total                                                             $  420,947

Identifiable assets at
  December 31, 1993:
    Utility plant, net      $2,717,147     $201,018    $  1,791   $2,919,956
    Inventories                 85,113        2,605         495       88,213
          Total             $2,802,260     $203,623    $  2,286    3,008,169

Other assets                                                         578,922
Total assets                                                      $3,587,091

                                    1993
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues          $  940,547     $174,035    $ 3,851    $1,118,433
Operating expenses,
  excluding depreciation
  and amortization             639,808      148,349      9,737       797,894
Depreciation and
  amortization                  91,142        9,903        175       101,220
Total operating expenses       730,950      158,252      9,912       899,114
Operating income (loss)     $  209,597     $ 15,783    $(6,061)      219,319

Add - Other income, net                                                6,585
Less - Interest charges                                               79,936
Net income                                                        $  145,968

Capital expenditures:
  Identifiable              $  274,408     $ 11,674    $  604     $  286,686

  Utilized for overall Company operations                             13,934
Total                                                             $  300,620

Identifiable assets at
  December 31, 1993:
    Utility plant, net      $2,445,466     $178,464    $1,673     $2,625,603
    Inventories                 66,181        2,526       463         69,170
          Total             $2,511,647     $180,990    $2,136      2,694,773

Other assets                                                         495,166
Total assets                                                      $3,189,939

                                    1992
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $  829,938   $160,820    $ 3,623    $  994,381
Operating expenses,
  excluding depreciation
  and amortization               572,234    133,611      9,205       715,050
Depreciation and
  amortization                    87,367      9,534        163        97,064
Total operating expenses         659,601    143,145      9,368       812,114
Operating income (loss)       $  170,337   $ 17,675    $(5,745)      182,267

Add - Other income, net                                                3,006
Less - Interest charges                                               83,110
Net income                                                        $  102,163

Capital expenditures:
  Identifiable                $  223,697   $ 10,409    $   346    $  234,452

  Utilized for overall Company operations                              8,877
Total                                                             $  243,329

Identifiable assets at
  December 31, 1992:
    Utility plant, net        $2,271,895   $177,309    $ 1,240    $2,450,444
    Inventories                   68,435      2,967        481        71,883
          Total               $2,340,330   $180,276    $ 1,721     2,522,327

Other assets                                                         368,626
Total assets                                                      $2,890,953

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):



                                   1994
                           (Thousands of Dollars)
                         First     Second      Third     Fourth
                        Quarter    Quarter    Quarter    Quarter    Annual
Total operating
  revenues             $313,321   $263,033   $327,066  $277,854  $1,181,274
Operating income         63,520     43,316     79,133    44,449     230,418
Net Income               45,340     24,348     57,619    24,736     152,043



                                   1993
                           (Thousands of Dollars)
                         First     Second      Third     Fourth
                        Quarter    Quarter    Quarter    Quarter    Annual
Total operating
  revenues             $279,241   $244,485   $329,673  $265,034  $1,118,433
Operating income         55,274     38,934     79,363    45,748     219,319
Net Income               36,820     21,327     61,032    26,789     145,968

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE
                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                             DIRECTORS

     The directors listed below were elected April 29, 1994 to hold office until the next annual meeting of the Company's stockholder on April 28, 1995.

Name and Year First
  Became Director           Age     Principal Occupation; Directorships

Bill L. Amick               51      For more than five years, Chairman of the
    (1990) Board and Chief Executive Officer of Amick Farms, Inc., Batesburg, SC (vertically integrated broiler operation).

                                    For more than five years, Chairman and Chief
                                      Executive Officer of Amick Processing,
                                      Inc. and Amick Broilers, Inc.

                                    Director, SCANA Corporation, Columbia,
                                      SC.

William B. Bookhart, Jr.    53      For more than five years, a partner in
    (1979)                            Bookhart Farms, Elloree, SC (general
                                      farming).

                                    Director, SCANA Corporation, Columbia, SC.

William T. Cassels, Jr.     65      For more than five years, Chairman of the
    (1990) Board, Southeastern Freight Lines, Inc., Columbia, SC (trucking business).

                                    Director, SCANA Corporation, Columbia, SC;
                                      South Carolina National Corporation,
                                      Columbia, SC; Wachovia Bank of South
                                      Carolina, N.A., Columbia, SC.

Hugh M. Chapman             62      Since January 1, 1992, Chairman of
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

                                    Director, SCANA Corporation, Columbia, SC.

Name and Year First
  Became Director           Age     Principal Occupation; Directorships

James B. Edwards, D.M.D.    67      President and Professor of Maxillofacial
    (1986)                            Surgery, Medical University of South
                                      Carolina, Charleston, SC.

                                    U.S. Secretary of Energy from January 1981
                                      to November 1982.

                                    Governor of South Carolina, 1975-1979.

                                    Director, Phillips Petroleum Co.,
                                      Bartlesville, OK;  Brendle's,
                                      Inc., Elkin, NC; Chemical Waste
                                      Management, Inc., Chicago, IL; Imo
                                      Industries, Inc., Lawrenceville, NJ;
                                      Wachovia Bank of SC, Columbia, SC;
                                      National Data Corporation, Atlanta, GA;
                                      Encyclopedia Britannica, Chicago, IL;
                                      SCANA Corporation, Columbia, SC.

Elaine T. Freeman           59      For more than five years, Executive Director
    (1992)                            of ETV Endowment of South Carolina, Inc.
                                      (non-profit organization), Spartanburg,
                                      SC.

                                    Director National Bank of South Carolina,
                                      Columbia, S.C.; SCANA Corporation,
                                      Columbia, SC.

Lawrence M. Gressette, Jr.  63      Since February 1, 1990, Chairman of the
    (1987) Board, Chief Executive Officer and President of SCANA Corporation and Chairman of the Board and Chief Executive Officer of all SCANA subsidiaries, including the Company.

                                    Director, Wachovia Corporation, Winston-
                                      Salem, NC; The Liberty Corporation,
                                      Greenville, SC; SCANA Corporation,
                                      Columbia, SC.

Benjamin A. Hagood          67      Since January 1, 1993, Chairman of the
     (1974) Board, William M. Bird and Company, Inc., Charleston, SC (wholesale distributor of floor covering material).

                                    For more than three years prior to
                                       January 1, 1993, President and Director,
                                       William M. Bird and Company, Inc.,
                                       Charleston, SC.

                                    Director, SCANA Corporation, Columbia, SC.

Name and Year First
  Became Director          Age     Principal Occupation; Directorships

W. Hayne Hipp               55      For more than five years, President and
    (1983) Chief Executive Officer, The Liberty Corporation, Greenville, SC (insurance and broadcasting holding company).

                                    Director, The Liberty Corporation,
                                      Greenville, SC; Wachovia Corporation,
                                      Winston-Salem, NC; SCANA Corporation,
                                      Columbia, SC.

Bruce D. Kenyon             52      Since November 12, 1990, President and Chief
    (1991)                            Operating Officer of the Company.

                                    From April 4, 1988 to November 9, 1990,
                                      Senior Vice President-Division
                                      Operations, Pennsylvania Power and
                                      Light Company, Allentown, PA.

                                    Director, SCANA Corporation, Columbia, SC.

F. Creighton McMaster       65      For more than five years, President and
    (1974) Manager, Winnsboro Petroleum Company, Winnsboro, SC (wholesale distributor of petroleum products).

                                    Director, First Union National Bank of
                                      South Carolina, Greenville, SC; SCANA
                                      Corporation, Columbia, SC.

Henry Ponder, Ph.D.         66      For more than five years, President, Fisk
    (1983)                            University, Nashville, TN.

                                    Director, Third National Bank, Nashville,
                                      TN; SCANA Corporation, Columbia, SC.

John B. Rhodes              64      For more than five years, Chairman and
    (1967)                            Chief Executive Officer, Rhodes Oil
                                      Company, Inc., Walterboro, SC
                                      (distributor of petroleum products).

                                    Director, SCANA Corporation, Columbia, SC.

William B. Timmerman        48      Since May 1, 1994, Executive Vice President
    (1991)                            of SCANA Corporation.

                                    Since August 25, 1993, Assistant Secretary
                                      of SCANA Corporation and all of its
                                      subsidiaries including the Company.

                                    Since August 28, 1991, Chief Financial
                                      Officer of the Company.

                                    For more than five years prior to May 1,
                                      1994, Senior Vice President and Controller of SCANA Corporation.

                                    Director, SCANA Corporation, Columbia, SC.

Name and Year First
  Became Director           Age     Principal Occupation; Directorships

E. Craig Wall, Jr.          57      For more than five years, President and
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

                       EXECUTIVE OFFICERS OF THE COMPANY

     The Company's officers are elected at the annual organizational meeting of the Board of Directors and hold office until the next such organizational meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

                                   Positions Held During
      Name                Age          Past Five Years                Dates

L.M. Gressette, Jr. (1)    63       Chairman of the Board and
                                      Chief Executive Officer        *-present


B.D. Kenyon (1)            52       President and Chief
                                      Operating Officer            1990-present
                                    Senior Vice President -
                                      Division Operations,
                                      Pennsylvania Power and
                                      Light Company                *-1990

W.B. Timmerman (1)         48       Executive Vice President,      1994-present
                                      SCANA
                                    Assistant Secretary            1993-present
                                    Chief Financial Officer        1991-present
                                    Senior Vice President,         *-1994
                                      SCANA
                                    Chief Financial Officer
                                    and Controller, SCANA          *-present

G.J. Bullwinkel, Jr.       46       Senior Vice President-
                                      Retail Electric              1995-present
                                    Senior Vice President-
                                      Fossil & Hydro Production    1993-1994
                                    Senior Vice President-
                                      Production                   1991-1992
                                    Vice President-Customer
                                      Relations, Southern Division *-1991

J. L. Skolds               44       Senior Vice President -
                                      Generation                   1994-present
                                    Vice President - Nuclear
                                      Operations                   1990-1994
                                    General Manager - Nuclear
                                      Plant Operations             *-1990

W.A. Darby                 49       Senior Vice President and
                                      General Manager of ServiceCare,
                                      Inc., a sister corporation   1994-present
                                    Vice President-Gas Operations  *-present

*Indicates position held at least since March 1, 1990

(1) Also an executive officer of SCANA

        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Each of the executive officers and directors of the Company, listed on pages 54-58, were delinquent in the filing of a Form 3, as required by Section 16(a) of the Exchange Act, regarding the ownership of the Company's equity securities. All of the Company's common stock is held by its parent, SCANA Corporation, and none of the directors and executive officers of the Company own any of the other classes of equity securities of the Company. The required forms, to be filed shortly, will indicate that no equity securities of the Company are owned by the directors and executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table contains information with respect to compensation paid or accrued by SCANA Corporation and its subsidiaries, including the Company, during the years 1994, 1993 and 1992 to the Chief Executive Officer of the Company and to each of the other four most highly compensated executive officers of the Company during 1994 who were serving as executive officers of the Company at the end of 1994.


                                  SUMMARY COMPENSATION TABLE

                                    Annual Compensation                     Long-Term
                                                                            Compensation
Name and principal position
                                Year

                                                          Other annual1   Payouts   All other
                                        Salary    Bonus     compensa-      LTIP2    compensa-
                                         ($)       ($)      tion ($)                   tion ($)





L. M. Gressette, Jr.             1994   416,6094         0      2,255      173,375     24,996
  Chairman of the Board,         1993   383,557    186,615     61,6995     266,007     23,013
  President, Chief Executive     1992   368,426          0     60,448       82,151     22,104
  Officer and Director -
  SCANA Corporation and the
  Company and Chairman of
  the Board and Chief Executive
  Officer - all SCANA
  subsidiaries


B. D. Kenyon                     1994   313,581     96,768     2,649       81,619     18,815
  President and Chief Operating  1993   297,760     99,090     4,201      125,792     17,866
   Officer                       1992   291,355          0     3,265       46,250     17,481
  Director - SCANA Corporation
  and the Company


W. B. Timmerman                  1994   235,099     19,725     1,323       70,751     14,106
  Executive Vice President       1993   220,752     95,738     2,828      109,768     13,245
   Chief Financial Officer and   1992   215,817          0     2,303       33,906     12,949
   Director - SCANA Corporation
  Chief Financial Officer and
   Director - SCANA Corporation
   and the Company


J. H. Young                       1994  174,771     50,765       318       45,251     10,486
  Senior Vice President           1993  167,566     51,975     1,542       70,508     10,054
  Customer Relations              1992  165,102          0     1,084       23,556      9,906


R. W. Stedman                     1994  179,020     50,765        21       45,251     10,741
  Senior Vice President -         1993  170,361     51,975     1,107       70,508     10,222
  Administrative Support Group    1992  167,259          0       985       23,556     10,036



1 Other annual compensation consists of (i) perquisites for those named individuals whose perquisites exceeded the lesser of 10% of their salary and bonus or $50,000 and (ii) payments to cover taxes on benefits. In 1992 and 1993 the perquisites for Mr. Gressette included premiums on a whole life insurance policy in the amount of $50,018.

2 Payments under the long-term Performance Share Plan described hereafter.

3 All other compensation consists solely of Company contributions to defined contribution plans on behalf of the named individual.
4 Reflects actual salary paid in 1994. Base salary of $427,100 became effective in May of 1994.

5 Adjusted from 1993 10-K to include perquisites amounting to $4,324 not previously reflected.

Long-Term Performance Share Plan

     SCANA's Performance Share Plan for officers of SCANA and its subsidiaries measures SCANA's Total Shareholder Return ("TSR") relative to a group of peer companies over a three-year period. The "PSP Peer Group" includes 95 electric and gas utilities, none of which have annual revenues of less than $100 million.

     TSR is stock price increase over the three-year period, plus cash dividends paid during the period, divided by stock price as of the beginning of the period. Comparing SCANA's TSR to the TSR of a large group of other utilities reflects SCANA's recognition that investors could have invested their funds in other utility companies and measures how well SCANA did when compared to others operating in similar interest, tax, economic and regulatory environments.

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

     Payouts occur when SCANA's TSR is in the top two-thirds of the PSP Peer Group, and vary based on SCANA's ranking against the peer group. Executives earn target payouts at the 50th percentile of three-year performance.
Maximum payouts will be made at 1.5 times target when SCANA's TSR is at or above the 75th percentile of the peer group. No payouts will be earned if performance is in the bottom one-third of the peer group. Awards are denominated in shares of SCANA Common Stock and may be paid in either stock or a combination of stock and cash.

     For the three-year period from 1992 through 1994, SCANA's TSR was at the 61st percentile of the PSP Peer Group. This resulted in payouts in February 1995 at 122% of target shares awarded paid in a combination of stock and cash.

     The following table shows the target awards made in 1994 for potential payment in 1997 under the long-term Performance Share Plan, and estimated future payouts under that plan at threshold, target and maximum levels.


                       LONG-TERM INCENTIVE PLAN - AWARDS
                               IN LAST FISCAL YEAR
                     TARGET AWARDS FOR 1994 TO BE PAID IN 1997

                                                     Estimated Future Payouts
                                                      Under Non-Stock Price-
                                                            Based Plans
                  Number of       Performance or
                Shares, Units      Other Period
Name            or Other Rights  Until Maturation  Threshold  Target   Maximum
                     (#)             or Payout     ($ or #)  ($ or #)  ($ or #)


L. M. Gressette, Jr. 3,430        1994 - 1996        1,372    3,430    5,145
B. D. Kenyon         1,520        1994 - 1996          608    1,520    2,280
W. B. Timmerman      1,320        1994 - 1996          528    1,320    1,980
J. H. Young            800        1994 - 1996          320      800    1,200
R. W. Stedman          800        1994 - 1996          320      800    1,200


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

                       Pension Plan Table


      Final                          Service Years
   Average Pay     15         20         25         30         35

    $125,000     35,130     46,840     58,550     70,260     72,595
     150,000     42,630     56,840     71,050     85,260     88,220
     175,000     50,130     66,840     83,550    100,260    103,845
     200,000     57,630     76,840     96,050    115,260    119,470
     225,000     65,130     86,840    108,550    130,260    135,095
     250,000     72,630     96,840    121,050    145,260    150,720
     300,000     87,630    116,840    146,050    175,260    181,970
     350,000    102,630    136,840    171,050    205,260    213,220
     400,000    117,630    156,840    196,050    235,260    244,470
     450,000    132,630    176,840    221,050    265,260    275,720
     500,000    147,630    196,840    246,050    295,260    306,970
     550,000    162,473    216,631    270,788    324,946    337,854


     The compensation shown in the column labeled "Salary" of the Summary Compensation Table for the individuals named therein is covered by the Retirement Plan and/or a SERP. Messrs. Gressette, Kenyon, Timmerman, Young and Stedman now have credited service under the Retirement Plan (or its equivalent under the SERP) of 32, 21, 16, 32 and 23 years, respectively. Benefits are computed based on a straight-life annuity with an unreduced 60% surviving spouse benefit. The amounts in this table assume continuation of the primary Social Security benefits in effect at January 1, 1995 and are not subject to any deduction for Social Security or other offset amounts.

     The Company also has a Key Employee Retention Program (the "Key Employee Retention Program") covering officers and certain other executive employees that provides supplemental retirement and/or death benefits for participants. Under the program, each participant may elect to receive either a monthly retirement benefit for 180 months upon retirement at or after age 65 equal to 25% of the average monthly salary of the participant over his final 36 months of employment prior to age 65, or an optional death benefit payable to a participant's designated beneficiary monthly for 180 months, in an amount equal to 35% of the average monthly salary of the participant over his final 36 months of employment prior to age 65. In the event of the participant's death prior to age 65, the Company will pay to the participant's designated beneficiary for 180 months, a monthly benefit equal to 50% of such participant's base monthly salary in effect at death.

     All of the executive officers named in the Summary Compensation Table above are participating in the program. Estimated annual retirement benefits payable at age 65 based on projected eligible compensation (assuming increases of 4% per year) to the five executive officers named in the Summary Compensation Table are as follows: Mr. Gressette - $111,102;
Mr. Kenyon - $127,564; Mr. Timmerman - $108,112; and Young - $56,018. Mr. Stedman retired from the Company effective February 1, 1995 and is receiving an annual benefit of $44,497.

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

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     There currently exists one executive officer-director interlock where an executive officer of SCANA Corporation serves as a director of another company that has an executive officer serving on the SCANA Board of Directors' committees which deal with compensation matters. Mr. Gressette, Chairman of the Board, Chief Executive Officer and President of the Company began serving as a director of The Liberty Corporation in May 1994.
Mr. Hipp is President and Chief Executive Officer of The Liberty Corporation and currently serves as a member of the Management Development and Corporate Performance Committee and the Long-Term Compensation Committee of the Board of Directors which generally handle executive compensation matters. Mr. Gressette is an ex-officio, nonvoting member of the Performance Committee. The Performance Committee receives his input on compensation matters concerning executive compensation of other officers but the committee deliberates and makes its decisions without his participation. Since January 1, 1994, the Company has engaged in business transactions with entities with which Messrs. Hipp, Chapman (who is Chairman of the Performance Committee and a member of the Long-Term Compensation Committee), and McMaster (who is a member of the Long-Term Compensation Committee) are related. Information with respect to such transactions can be found in the paragraphs below.

     Mr. Hipp is the President, Chief Executive Officer and a director of The Liberty Corporation. In January 1994, SCANA and its wholly owned subsidiary SCANA Development Corporation ("SDC") entered into an agreement, amended in March 1994, to sell certain of the assets of SDC to Liberty Properties Group, Inc., a subsidiary of The Liberty Corporation, for approximately
$49 million. Closing of the transaction was completed in May 1994. The sale price by SCANA was determined by reference to prices of comparable properties in the same market areas, as negotiated by senior executives of the parties at arms length.
An independent certified public accounting firm was retained to review the valuation methodology.

     In addition, during 1994 certain of the insurance policies purchased by SCANA and its subsidiaries on the lives of employees, officers and directors of the Company were written by Liberty Life Insurance Company, a subsidiary of The Liberty Corporation and it is expected that this relationship will continue in the future. The total amount paid during 1994 by SCANA and its subsidiaries to Liberty Life Insurance Company was $360,785.42.

     Mr. Chapman is Chairman of NationsBank South, a division of NationsBank Corporation. Since January 1, 1994, SCANA and its subsidiaries, including the Company have engaged in various transactions in which affiliates of NationsBank Corporation acted as lender or provider of lines of credit or credit support to the Company and its subsidiaries. It is anticipated that such transactions will continue in the future. The total amount paid during 1994 by the Company and its subsidiaries to NationsBank Corporation affiliates on account of such transactions was $1,633,503.45.

     In addition, in January 1995, a NationsBank Corporation affiliate and SCANA entered into a series of forward contracts relating to approximately sixty percent of SCANA's subsidiary's forecasted natural gas production for the years 1995 - 2001, at an average price of $1.88 per dekatherm.

     Mr. McMaster is the President and Manager of Winnsboro Petroleum Company. Purchases from Winnsboro Petroleum Company totaling $98,464.06 for fuel oil and gasoline were made during 1994 by the Company and its subsidiaries. It is anticipated that such purchases will continue in the future.



                    COMPENSATION OF DIRECTORS

Fees

     During 1994, directors who were not employees of the Company were paid $16,000 annually for services rendered, plus $1,800 for each Board meeting attended and $850 for attendance at a committee meeting which is not held on the same day as a regular meeting of the Board. The fee for attendance at a telephone conference meeting is $200. The fee for attendance at a conference is $850. In addition, directors are paid, as part of their compensation, travel, lodging and incidental expenses related to attendance at meetings and conferences. Directors who are employees of SCANA or its subsidiaries receive no compensation for serving as directors or attending meetings. Deferral Plan

     SCANA has a plan pursuant to which directors may defer all or a portion of their fees for services rendered and meeting attendance. Interest is earned on the deferred amounts at a rate set by the Performance Committee. During 1994 and currently, the rate is set at the announced prime rate of Wachovia Bank of South Carolina. Mr. Cassels and Mr. Rhodes were the only directors participating in the plan during 1994. Mr. Cassels became a participant in January 1994 and Mr. Rhodes in July 1987, and interest credited to their deferral accounts during 1994 was $1,009.92 and $12,741.17, respectively.

Endowment Plan

     Each director participates in the Directors' Endowment Plan, which provides for SCANA to make a tax deductible charitable contribution totaling $500,000 to institutions of higher education nominated by the director. A portion is contributed upon retirement of the director and the remainder upon the director's death. The plan is funded in part through insurance on the lives of the directors. Designated in-state institutions of higher education must be approved by the Chief Executive Officer of SCANA and any out-of-state designation must be approved by the Performance Committee. The designated institutions are reviewed on an annual basis by the Chief Executive Officer to assure compliance with the intent of the program. The plan is intended to reinforce SCANA's commitment to quality higher education and is intended to enhance SCANA's ability to attract and retain qualified board members.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     All shares of the Company's Common Stock are held, beneficially and of record, by SCANA Corporation.

     The table set forth below indicates the shares of SCANA's Common Stock beneficially owned as of March 10, 1995 by each director and nominee, each of the executive officers named in the Summary Compensation Table on page 10, and the directors and executive officers of the Company as a group.

                   SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Amount and Nature    Name of Beneficial Amount and Nature
     Owner           of Ownership   1         Owner          of Ownership   1

B. L. Amick               1,243         W. Hayne Hipp            1,400
W. B. Bookhart, Jr.       7,362         B. D. Kenyon             6,629
W. T. Cassels, Jr.        1,000         F. C. McMaster          10,288
H. M. Chapman             3,000         Henry Ponder             5,498
J. B. Edwards             2,274         J. B. Rhodes             3,661
E. T. Freeman             2,090         R. W. Stedman            8,129
L. M. Gressette, Jr.     18,168         W. B. Timmerman         15,131
B. A. Hagood              1,162         E. C. Wall, Jr.          7,000
                                        J. H. Young              5,395

All directors and executive officers as a group (19 persons) TOTAL 118,076
TOTAL PERCENT OF CLASS                                                 0.2%

     The information set forth above as to the security ownership has been furnished to the Company by such persons.
______________

1     Includes shares owned by close relatives, the beneficial
ownership of which is disclaimed by the director or nominee, as follows: Mr. Amick - 240; Mr. Bookhart - 2,062; Mr. Gressette -
530; Mr. Hagood - 163; and Mr. McMaster - 6,365.

     Includes shares purchased through December 31, 1994, but not thereafter, by the Trustee under the Stock Purchase-Savings Plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding certain relationships and related transactions, see Item 11, "Compensation Committee Interlocks and
Insider Participation."

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

     As permitted under Item 601(b)(4)(iii), instruments defining the rights of holders of long-term debt of less than 10 percent of the total consolidated assets of the Company and its subsidiaries, have been omitted and the Company agrees to furnish a copy of such instruments to the Commission upon request.

Reports on Form 8-K

     None

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)      SOUTH CAROLINA ELECTRIC & GAS COMPANY
BY (SIGNATURE)    s/Bruce D. Kenyon
(NAME AND TITLE)  Bruce D. Kenyon, President and Chief
                  Operating Officer
DATE              February 14, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(i) Principal executive officer:
BY (SIGNATURE)    s/L. M. Gressette, Jr.
(NAME AND TITLE)  L. M. Gressette, Jr., Chairman of the Board,
                  Chief Executive Officer and Director
DATE              February 14, 1995

(ii) Principal financial officer:
BY (SIGNATURE)    s/W. B. Timmerman
(NAME AND TITLE)  W. B. Timmerman, Chief Financial Officer
DATE              February 14, 1995

(iii) Principal accounting officer:
BY (SIGNATURE)    s/J. E. Addison
(NAME AND TITLE)  J. E. Addison, Vice President and Controller
DATE              February 14, 1995

BY (SIGNATURE)    s/B. L. Amick
(NAME AND TITLE)  B. L. Amick, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/W. B. Bookhart, Jr.
(NAME AND TITLE)  W. B. Bookhart, Jr., Director
DATE              February 14, 1995

BY (SIGNATURE)    s/W. T. Cassels, Jr.
(NAME AND TITLE)  W. T. Cassels, Jr., Director
DATE              February 14, 1995

BY (SIGNATURE)    s/H. M. Chapman
(NAME AND TITLE)  H. M. Chapman, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/J. B. Edwards
(NAME AND TITLE)  J. B. Edwards, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/E. T. Freeman
(NAME AND TITLE)  E. T. Freeman, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/B. A. Hagood
(NAME AND TITLE)  B. A. Hagood, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/W. Hayne Hipp
(NAME AND TITLE)  W. Hayne Hipp, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/F. C. McMaster
(NAME AND TITLE)  F. C. McMaster, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/Henry Ponder
(NAME AND TITLE)  Henry Ponder, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/J. B. Rhodes
(NAME AND TITLE)  J. B. Rhodes, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/E. C. Wall, Jr.
(NAME AND TITLE)  E. C. Wall, Jr., Director
DATE              February 14, 1995



65