Form 10-K/A
period 1994-12-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1995-04-26
CIK 91882

FILED TO INCLUDE FINANCIAL DATA SCHEDULE.

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549



                             FORM 10-K/A

                           AMENDMENT NO. 2

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

(REGISTRANT)      SOUTH CAROLINA ELECTRIC & GAS COMPANY




BY (SIGNATURE)    s/Bruce D. Kenyon
(NAME AND TITLE)  Bruce D. Kenyon, President and Chief
                  Operating Officer
DATE              April 26, 1995

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered
Number                                                              Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
        Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on June 9, 1994 (Exhibit 3-A to
          Form 10-Q for the quarter ended June 30, 1994,
          File No. 1-3375).........................................   #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File No. 1-3375)....   #
       C. Articles of Amendment, dated November 9, 1994
          (Filed herewith).........................................   69
       D. Articles of Amendment, dated December 9, 1994
          (Filed herewith).........................................   71
       E. Articles of Correction, dated January 17, 1995
          (Filed herewith).........................................   73
       F. Articles of Amendment, dated January 13, 1995
          and filed January 17, 1995 (Filed herewith)...............  74
       G. Copy of By-Laws of the Company as revised and
          amended thru December 15, 1993 (Exhibit 3-AZ to
          Form 10-K for the year ended December 31, 1993,
          File No. 1-3375).........................................   #

    4. Instruments Defining the Rights of Security
       Holders, Including Indentures
       A. Indenture dated as of January 1, 1945, from the
          South Carolina Power Company (the "Power Company")
          to Central Hanover Bank and Trust Company, as
          Trustee, as supplemented by three Supplemental
          Indentures dated respectively as of May 1, 1946,
          May 1, 1947 and July 1, 1949 (Exhibit 2-B to
          Registration No. 2-26459)................................   #
       B. Fourth Supplemental Indenture dated as of April 1,
          1950, to Indenture referred to in Exhibit 4A,
          pursuant to which the Company assumed said
          Indenture (Exhibit 2-C to Registration No. 2-26459)......   #
       C. Fifth through Fifty-second Supplemental Indentures
          to Indenture referred to in Exhibit 4A dated as
          of the dates indicated below and filed as
          exhibits to the Registration Statements and
          1934 Act reports whose file numbers are set
          forth below..............................................   #

          December 1, 1950   Exhibit 2-D to Registration No. 2-26459
          July 1, 1951       Exhibit 2-E to Registration No. 2-26459
          June 1, 1953       Exhibit 2-F to Registration No. 2-26459
          June 1, 1955       Exhibit 2-G to Registration No. 2-26459
          November 1, 1957   Exhibit 2-H to Registration No. 2-26459
          September 1, 1958 Exhibit 2-I to Registration No. 2-26459 September 1, 1960 Exhibit 2-J to Registration No. 2-26459
          June 1, 1961       Exhibit 2-K to Registration No. 2-26459
          December 1, 1965   Exhibit 2-L to Registration No. 2-26459
          June 1, 1966       Exhibit 2-M to Registration No. 2-26459
          June 1, 1967       Exhibit 2-N to Registration No. 2-29693
          September 1, 1968  Exhibit 4-O to Registration No. 2-31569
          June 1, 1969       Exhibit 4-C to Registration No. 33-38580
          December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
          June 1, 1970       Exhibit 4-R to Registration No. 2-37363
          March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
          January 1, 1972    Exhibit 4-C to Registration No. 33-38580
          July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
          May 1, 1975        Exhibit 4-C to Registration No. 33-38580

# Incorporated herein by reference as indicated.

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                                                   Sequentially
                                                                      Numbered
  r                                                                      Pages

4. (continued)
          July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
          February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
          December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
          March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
          May 1, 1977        Exhibit 4-C to Registration No. 33-38580
          February 1, 1978   Exhibit 4-C to Registration No. 33-38580
          June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
          April 1, 1979      Exhibit 4-C to Registration No. 33-38580
          June 1, 1979       Exhibit 4-C to Registration No. 33-38580
          April 1, 1980      Exhibit 4-C to Registration No. 33-38580
          June 1, 1980       Exhibit 4-C to Registration No. 33-38580
          December 1, 1980   Exhibit 4-C to Registration No. 33-38580
          April 1, 1981      Exhibit 4-D to Registration No. 33-49421
          June 1, 1981       Exhibit 4-D to Registration No. 2-73321
          March 1, 1982      Exhibit 4-D to Registration No. 33-49421
          April 15, 1982     Exhibit 4-D to Registration No. 33-49421
          May 1, 1982        Exhibit 4-D to Registration No. 33-49421
          December 1, 1984   Exhibit 4-D to Registration No. 33-49421
          December 1, 1985   Exhibit 4-D to Registration No. 33-49421
          June 1, 1986       Exhibit 4-D to Registration No. 33-49421
          February 1, 1987   Exhibit 4-D to Registration No. 33-49421
          September 1, 1987  Exhibit 4-D to Registration No. 33-49421
          January 1, 1989    Exhibit 4-D to Registration No. 33-49421
          January 1, 1991    Exhibit 4-D to Registration No. 33-49421
          February 1, 1991   Exhibit 4-D to Registration No. 33-49421
          July 15, 1991      Exhibit 4-D to Registration No. 33-49421
          August 15, 1991    Exhibit 4-D to Registration No. 33-49421
          April 1, 1993      Exhibit 4-E to Registration No. 33-49421
          July 1, 1993       Exhibit 4-D to Registration No. 33-57955
      D.  Indenture dated as of April 1, 1993 from South Carolina
          Electric & Gas Company to NationsBank of Georgia, National Association (Filed as Exhibit 4-F to Registration
          Statement No. 33-49421).........................................   #
      E.  First Supplemental Indenture to Indenture referred to
          in 4-D dated as of June 1, 1993 (Filed as Exhibit 4-G
          to Registration Statement No. 33-49421).........................   #
      F.  Second Supplemental Indenture to Indenture referred to in 4-D dated as of June 15, 1993 (Filed as Exhibit 4-G
          to Registration Statement No. 33-57955).........................   #

   9.   Voting Trust Agreement
        Not Applicable

   10.  Material Contracts
        A.  Copy of Supplemental Executive Retirement Plan
            (Exhibit 10-A to Form 10-K for the year ended
            December 31, 1980)............................................   #

   11.  Statement Re Computation of Per Share Earnings
        Not Applicable

   12.  Statement re Computation of Ratios (Filed herewith)...............  76

   13.  Annual Report to Security Holders, Form 10-Q or
        Quarterly Report to Security Holders
        Not Applicable

   16.  Letter Re Change in Certifying Accountant
        Not Applicable


# Incorporated herein by reference as indicated.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                                                Sequentially
                                                                  Numbered
Number                                                              Pages

   18.  Letter Re Change in Accounting Principles
        Not Applicable

   21.  Subsidiaries of the Registrant
        Not Applicable

   22.  Published Report Regarding Matters Submitted to
        Vote of Security Holders
        Not Applicable

   23.  Consents of Experts and Counsel
        Consent of Deloitte & Touche LLP...........................   80

   24.  Power of Attorney
        Not Applicable

   27.  Financial Data Schedule
        Filed herewith

   28.  Information from Reports furnished to State
        Insurance Regulatory Authorities
        Not Applicable

   99.  Additional Exhibits
        Not Applicable

# Incorporated herein by reference as indicated.


5