Form 10-Q
period 1995-03-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1995-05-11
CIK 91882

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549



                              FORM 10-Q


(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   March 31, 1995


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

     As of April 30, 1995, there were issued and outstanding 40,296,147 shares of the registrant's common stock $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                  INDEX


PART I.  FINANCIAL INFORMATION                                       Page

   Item 1.  Financial Statements

       Consolidated Balance Sheets as of March 31, 1995
         and December 31, 1994...................................     3

       Consolidated Statements of Income and Retained Earnings
         for the Periods Ended March 31, 1995 and 1994...........     5

       Consolidated Statements of Cash Flows for the Periods
         Ended March 31, 1995 and 1994...........................     6

       Notes to Consolidated Financial Statements................     7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................     9

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings....................................    12

   Item 6.  Exhibits and Reports on Form 8-K.....................    12

Signatures.......................................................    13

Exhibit Index....................................................    14


                                       PART I
                                FINANCIAL INFORMATION
                       SOUTH CAROLINA ELECTRIC & GAS COMPANY
                             CONSOLIDATED BALANCE SHEETS
                     As of March 31, 1995 and December 31, 1994
                                    (Unaudited)

                                                          March 31,         December 31,
                                                            1995               1994
                                                             (Thousands of Dollars)

ASSETS
Utility Plant:
  Electric.............................................   $3,220,943         $3,165,391
  Gas..................................................      307,228            307,929
  Transit..............................................        3,413              3,785
  Common...............................................       77,040             77,327
    Total..............................................    3,608,624          3,554,432
  Less accumulated depreciation and amortization.......    1,191,836          1,171,758
    Total..............................................    2,416,788          2,382,674
  Construction work in progress........................      591,521            571,867
  Nuclear fuel, net of accumulated amortization........       39,085             43,591
      Utility Plant, Net...............................    3,047,394          2,998,132

Nonutility Property and Investments, net of
  accumulated depreciation.............................       11,903             11,931

Current Assets:
  Cash and temporary cash investments..................         -                   346
  Receivables - customer and other.....................      126,105            127,679
  Receivables - affiliated companies...................       13,989             18,121
  Inventories (at average cost):
    Fuel...............................................       37,328             31,310
    Materials and supplies.............................       42,110             43,228
  Prepayments..........................................       15,386             14,389
  Accumulated deferred income taxes....................       17,931             17,931
      Total Current Assets.............................      252,849            253,004

Deferred Debits:
  Emission allowances..................................       22,374             19,409
  Unamortized debt expense.............................       11,538             11,690
  Unamortized deferred return on plant investment......        9,553             10,614
  Nuclear plant decommissioning fund...................       31,805             30,383
  Other................................................      244,038            251,928
      Total Deferred Debits............................      319,308            324,024
                 Total.................................   $3,631,454         $3,587,091


See notes to consolidated financial statements.


3






                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                         As of March 31, 1995 and December 31, 1994
                                         (Unaudited)

                                                            March 31,       December 31,
                                                              1995              1994
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock ($4.50 par value)......................   $  181,333        $  181,333
    Premium on common stock and other paid-in capital...      646,002           633,441
    Capital stock expense (debit).......................       (5,415)           (5,443)
    Retained earnings...................................      339,353           324,101
      Total Common Equity...............................    1,161,273         1,133,432
  Preferred stock (Not subject to purchase or sinking
    funds)..............................................       26,027            26,027
      Total Stockholders' Investment....................    1,187,300         1,159,459
Preferred stock, net (Subject to purchase or
  sinking funds)........................................       47,763            49,528
Long-term debt, net.....................................    1,269,060         1,231,191
        Total Capitalization............................    2,504,123         2,440,178

Current Liabilities:
  Short-term borrowings.................................       99,680           100,000
  Notes payable - affiliated companies..................       22,374            19,409
  Current portion of long-term debt.....................       34,120            33,042
  Current portion of preferred stock....................        2,338             2,418
  Accounts payable......................................       39,993            61,466
  Accounts payable - affiliated companies...............       42,305            33,357
  Customer deposits.....................................       12,569            12,668
  Taxes accrued.........................................       27,710            46,646
  Interest accrued......................................       21,808            21,534
  Dividends declared....................................       30,016            28,489
  Other.................................................       14,376            15,525
        Total Current Liabilities.......................      347,289           374,554

Deferred Credits:
  Accumulated deferred income taxes.....................      510,934           503,723
  Accumulated deferred investment tax credits...........       80,739            81,546
  Accumulated reserve for nuclear plant decommissioning.       31,805            30,383
  Other.................................................      156,564           156,707
        Total Deferred Credits..........................      780,042           772,359
                 Total .................................   $3,631,454        $3,587,091



See notes to consolidated financial statements.







                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                      For the Periods Ended March 31, 1995 and 1994
                                     (Unaudited)



                                                   Three Months Ended
                                                        March 31,
                                                   1995           1994
                                                  (Thousands of Dollars)
 OPERATING REVENUES:
   Electric....................................  $230,609       $234,889
   Gas.........................................    77,124         77,411
   Transit.....................................     1,026          1,021
        Total Operating Revenues...............   308,759        313,321

 OPERATING EXPENSES:
   Fuel used in electric generation............    36,094         40,993
   Purchased power (including
     affiliated purchases).....................    24,481         28,468
   Gas purchased from affiliate
     for resale................................    42,284         43,956
   Other operation.............................    52,246         51,377
   Maintenance.................................    13,851         14,725
   Depreciation and amortization...............    27,709         26,690
   Income taxes................................    25,875         26,427
   Other taxes.................................    19,030         17,165
        Total Operating Expenses...............   241,570        249,801

 OPERATING INCOME..............................    67,189         63,520

 OTHER INCOME:
   Allowance for equity funds used
     during construction.......................     2,406          2,073
   Other income (loss),net of
     income taxes..............................      (137)          (101)
        Total Other Income.....................     2,269          1,972

 INCOME BEFORE INTEREST CHARGES................    69,458         65,492

 INTEREST CHARGES (CREDITS):
   Interest expense............................    26,829         21,775
   Allowance for borrowed funds
     used during construction..................    (2,620)        (1,623)
        Total Interest Charges, Net............    24,209         20,152

 NET INCOME....................................    45,249         45,340
 Preferred Stock Cash Dividends
   (at stated rates)...........................    (1,434)        (1,539)
 Earnings Available for Common Stock...........    43,815         43,801
 Retained Earnings at Beginning
   of Period...................................   324,101        291,713
 Common Stock Cash Dividends
   Declared....................................   (28,563)       (28,100)
 Retained Earnings at End of Period............  $339,353       $307,414



See notes to consolidated financial statements.







                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Periods Ended March 31, 1995 and 1994
                                      (Unaudited)
                                                           Three Months Ended
                                                               March 31,
                                                          1995            1994
                                                          (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................... $ 45,249        $ 45,340
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................   27,743          26,729
    Amortization of nuclear fuel.......................    4,974           3,835
    Deferred income taxes, net.........................    7,020          14,909
    Deferred investment tax credits, net...............     (807)           (481)
    Net regulatory asset-adoption of SFAS No. 109......    1,186            (929)
    Nuclear refueling accrual..........................    1,740           1,756
    Allowance for funds used during construction.......   (5,026)         (3,696)
    Over (under) collections, fuel adjustment clause...   24,965           5,053
    Early retirements..................................   (6,445)            113
    Emission allowances................................   (2,965)           -
    Changes in certain current assets and liabilities:
     Decrease in receivables...........................    5,707           6,380
     (Increase) decrease in inventories................   (4,900)          3,764
     Decrease in accounts payable......................  (12,525)        (36,546)
     Decrease in estimated rate refunds and
       related interest................................     -               (727)
     Decrease in taxes accrued.........................  (18,936)        (20,238)
     Increase (decrease) in interest accrued...........      274           2,376
     Other, net........................................  (14,092)          2,370
Net Cash Provided From Operating Activities............   53,162          50,008

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures.......................................  (82,563)       (110,608)
  Nonutility Property and investments..................       (7)           (136)
  Principal noncash items:
    Allowance for funds used during construction.......    5,026           3,696
    Transfer of assets from SCANA......................     -              6,285
Net Cash Used For Investing Activities.................  (77,544)       (100,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Equity contribution from parent....................   12,587          10,652
    Other long-term debt...............................   37,577            -
  Repayments:
    Other long-term debt...............................     (287)           (207)
    Preferred stock....................................   (1,846)         (1,770)
  Dividend payments:
    Common stock.......................................  (27,000)        (28,400)
    Preferred stock....................................   (1,470)         (1,558)
  Short-term borrowings, net...........................     (320)         82,394
  Fuel financings, net.................................    4,795             482
  Advances - affiliated companies, net.................     -              5,302
Net Cash Provided From Financing Activities............   24,036          66,895

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS...........................     (346)         16,140
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......      346             193

CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31........ $   -           $ 16,333

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $2,620 and $1,623)...... $ 26,372        $ 19,233
                - Income taxes.........................    2,055           2,754

See notes to consolidated financial statements.



             SOUTH CAROLINA ELECTRIC & GAS COMPANY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1995
                          (Unaudited)

     The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. These are interim financial statements and, because of temperature variations between seasons of the year, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

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

      B.  Reclassifications:

      Certain amounts from prior periods have been reclassified to conform with the 1995 presentation.

 2.   RATE MATTERS:

      With respect to rate matters at March 31, 1995, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. No changes have occurred with respect to those matters as reported therein.

 3.   RETAINED EARNINGS:

      The Restated Articles of Incorporation of the Company and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At March 31, 1995 approximately $13.8 million of retained earnings were restricted as to payment of dividends on common stock.

 4.   COMMITMENTS AND CONTINGENCIES:

      With respect to commitments at March 31, 1995, reference is made to Note 10 of Notes to Consolidated Financial
      Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. No significant changes have occurred with respect to those matters as reported therein.

      Contingencies at March 31, 1995 are as follows:

      A.  Nuclear Insurance

      The Price-Anderson Indemnification Act, which deals with the Company's public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $8.9 billion. Each reactor licensee is currently liable for up to $79.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $52.9 million per incident but not more than $6.7 million per year.

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

      B.  Environmental

      The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts have been deferred (approximately $19.3 million) and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations.

      In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigations process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study (RI/FS) and a corresponding Scope of Work. Actual field work began November 1, 1993 after final approval and authorization was granted by EPA. SCE&G is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the city's aquarium site. In 1994 the City of Charleston notified SCE&G that it considers SCE&G to be responsible for a $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park area site. SCE&G believes it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its financial position or future results of operations.

              SOUTH CAROLINA ELECTRIC & GAS COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Material Changes in Capital Resources and Liquidity
            From December 31, 1994 to March 31, 1995

Competition

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulatory protection. Future deregulation of electric wholesale and retail markets will create opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. The pace of deregulation, the future market price of electricity, and the regulatory actions which may be taken by the Public Service Commission of South Carolina (PSC) in response to the changing environment cannot be predicted. However, the Company is aggressively pursuing actions to position itself strategically for the transformed environment.

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

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the three months ended March 31, 1995 and 1994:


                                                 Three Months Ended
                                                      March 31,
                                                  1995         1994
                                                 (Thousands of Dollars)

Net cash provided from operating activities     $ 53,162     $ 50,008
Net cash provided from financing activities       24,036       66,895
Cash and temporary cash investments available
  at the beginning of the period                     346          193
Net cash available for utility property
  additions and construction expenditures       $ 77,544     $117,096


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                  $ 77,537     $106,912


     On April 5, 1995 the Company issued $100 million of First
Mortgage Bonds, 7 5/8% series due April 1, 2025 to repay short-term borrowings.

     The Company anticipates that the remainder of its 1995 cash requirements will be met primarily through internally generated funds, sales of additional securities, additional equity contributions from SCANA and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended March 31, 1995 was 3.33.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY
                           Results of Operations
                 For the Three Months Ended March 31, 1995
              As Compared to the Corresponding Period in 1994


Earnings and Dividends

     Net income of $45.2 million for the three months ended March
31, 1995 was approximately equal to net income for the corresponding period in 1994. Increase in electric and gas margins were offset by increases in fixed operating costs.

     AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 7% and 5% of income before income taxes for the three months ended March 31, 1995 and 1994, respectively.

     On February 14, 1995 the Company's Board of Directors authorized the payment of a dividend on common stock of $28,563,836 for the quarter ended March 31, 1995. The dividend was paid on April 1, 1995 to SCANA Corporation, the Company's parent.

     On April 27, 1995, the Company's Board of Directors authorized the payment of a dividend on common stock of $29,700,000 for the quarter ended June 30, 1995. The dividend is payable on July 1, 1995 to SCANA Corporation , the Company's parent.

Sales Margins

     The change in the electric sales margin for the three months ended March 31, 1995, when compared to the corresponding period in 1994, was as follows:



                                    Three Months
                                 Change    % Change
                               (Millions)

Electric operating revenues      $(4.3)       (1.8)
Less:  Fuel used in electric
         generation               (4.9)      (12.0)
       Purchased power            (4.0)      (14.0)
Margin                           $ 4.6         2.8


     The electric sales margin increased for the three months ended March 31, 1995 compared to the corresponding period in 1994. The combined impact of improved economic conditions which resulted in increased electric sales to commercial and industrial customers and the base rate increase received by SCE&G in mid-1994 more than offset the negative impact of milder weather experienced during the first quarter of 1995.


     The change in the gas sales margin for the three months ended March 31, 1995, when compared to the corresponding period in 1994, was as follows:


                                        Three Months
                                      Change   % Change
                                    (Millions)

Gas operating revenues                $(0.3)     (0.4)
Less:  Gas purchased for resale        (1.7)     (3.8)
Margin                                $ 1.4       4.1

     The increase in the gas sales margin for the three months reflects increases in interruptible industrial sales.

Other Operating Expenses

     Increases (decreases) in other operating expenses, including taxes, for the three months ended March 31, 1995 compared to the corresponding period in 1994 are presented in the following table:

                                        Three Months
                                      Change   % Change
                                    (Millions)

Other operation and maintenance       $  -         -
Depreciation and amortization           1.0       3.8
Income taxes                            (.6)     (2.1)
Other taxes                             1.9      10.9

Total                                 $ 2.3       1.7


     Other operation and maintenance expenses for the three months ended March 31, 1995 remained at 1994 levels overall with increases in some operation costs offset by lower maintenance costs related to plant outages. The depreciation and amortization increases for the three months reflect additions to plant in service. The increase in other taxes reflects higher property taxes resulting from higher millages and assessments and higher payroll taxes.

Interest Charges

     Interest expense, excluding the debt component of AFC, for the three months ended March 31, 1995 increased $5.1 million, when
compared to the corresponding period of 1994.   The increase is due
primarily to the issuance of additional debt, including commercial paper, during the latter part of 1994 and early 1995.

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

         None

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



                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                         (Registrant)



May 11, 1995                  By:  s/Jimmy E. Addison
                                   Jimmy E. Addison
                                   Vice President and Controller
                                   (Principal Accounting Officer)

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered
Number                                                              Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on December 15 9, 1993
          (Exhibit 3-A to Form 10-Q for the quarter
          ended June 30, 1994, File No. 1-3375)......................    #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File
          No. 1-3375)
       C. Articles of Amendment, dated November 9, 1994
          (Exhibit 3-C to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       D. Articles of Amendment, dated December 9, 1994
          (Exhibit 3-D to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       E. Articles of Correction, dated January 17, 1995
          (Exhibit 3-E to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       F. Articles of Amendment, dated January 13, 1995
          (Exhibit 3-F to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       G. Articles of Amendment, dated March 30, 1995
          (Filed herewith)..........................................   17
       H. Copy of By-Laws of the Company as revised and
          amended thru December 15, 1993 (Exhibit 3-AZ to
          Form 10-K for the year ended December 31, 1993,
          File No. 1-3375)..........................................    #

    4. Instruments Defining the Rights of Security
       Holders, Including Indentures
       A. Indenture dated as of January 1, 1945, from the
          South Carolina Power Company (the "Power Company")
          to Central Hanover Bank and Trust Company, as
          Trustee, as supplemented by three Supplemental
          Indentures dated respectively as of May 1, 1946,
          May 1, 1947 and July 1, 1949 (Exhibit 2-B to
          Registration No. 2-26459)..................................   #
       B. Fourth Supplemental Indenture dated as of April 1,
          1950, to Indenture referred to in Exhibit 4A,
          pursuant to which the Company assumed said
          Indenture (Exhibit 2-C to Registration No. 2-26459)........   #
       C. Fifth through Fifty-second Supplemental Indentures
          to Indenture referred to in Exhibit 4A dated as
          of the dates indicated below and filed as
          exhibits to the Registration Statements and
          1934 Act reports whose file numbers are set
          forth below................................................   #
    December 1, 1950   Exhibit 2-D to Registration No. 2-26459
    July 1, 1951       Exhibit 2-E to Registration No. 2-26459
    June 1, 1953       Exhibit 2-F to Registration No. 2-26459
    June 1, 1955       Exhibit 2-G to Registration No. 2-26459
    November 1, 1957   Exhibit 2-H to Registration No. 2-26459
    September 1, 1958  Exhibit 2-I to Registration No. 2-26459
    September 1, 1960  Exhibit 2-J to Registration No. 2-26459


# Incorporated herein by reference as indicated.

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY         Sequentially
                                EXHIBIT INDEX                      Numbered
Number                                                               Pages
    4.  (Continued)
    June 1, 1961       Exhibit 2-K to Registration No. 2-26459
    December 1, 1965   Exhibit 2-L to Registration No. 2-26459
    June 1, 1966       Exhibit 2-M to Registration No. 2-26459
    June 1, 1967       Exhibit 2-N to Registration No. 2-29693
    September 1, 1968  Exhibit 4-O to Registration No. 2-31569
    June 1, 1969       Exhibit 4-C to Registration No. 33-38580
    December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
    June 1, 1970       Exhibit 4-R to Registration No. 2-37363
    March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
    January 1, 1972    Exhibit 4-C to Registration No. 33-38580
    July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
    May 1, 1975        Exhibit 4-C to Registration No. 33-38580
    July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
    February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
    December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
    March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
    May 1, 1977        Exhibit 4-C to Registration No. 33-38580
    February 1, 1978   Exhibit 4-C to Registration No. 33-38580
    June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
    April 1, 1979      Exhibit 4-C to Registration No. 33-38580
    June 1, 1979       Exhibit 4-C to Registration No. 33-38580
    April 1, 1980      Exhibit 4-C to Registration No. 33-38580
    June 1, 1980       Exhibit 4-C to Registration No. 33-38580
    December 1, 1980   Exhibit 4-C to Registration No. 33-38580
    April 1, 1981      Exhibit 4-D to Registration No. 33-49421
    June 1, 1981       Exhibit 4-D to Registration No. 2-73321
    March 1, 1982      Exhibit 4-D to Registration No. 33-49421
    April 15, 1982     Exhibit 4-D to Registration No. 33-49421
    May 1, 1982        Exhibit 4-D to Registration No. 33-49421
    December 1, 1984   Exhibit 4-D to Registration No. 33-49421
    December 1, 1985   Exhibit 4-D to Registration No. 33-49421
    June 1, 1986       Exhibit 4-D to Registration No. 33-49421
    February 1, 1987   Exhibit 4-D to Registration No. 33-49421
    September 1, 1987  Exhibit 4-D to Registration No. 33-49421
    January 1, 1989    Exhibit 4-D to Registration No. 33-49421
    January 1, 1991    Exhibit 4-D to Registration No. 33-49421
    February 1, 1991   Exhibit 4-D to Registration No. 33-49421
    July 15, 1991      Exhibit 4-D to Registration No. 33-49421
    August 15, 1991    Exhibit 4-D to Registration No. 33-49421
    April 1, 1993      Exhibit 4-E to Registration No. 33-49421
    July 1, 1993       Exhibit 4-D to Registration No. 33-57955
      D.  Indenture dated as of April 1, 1993 from South Carolina
          Electric & Gas Company to NationsBank of Georgia, National Association (Filed as Exhibit 4-F to Registration
          Statement No. 33-49421)......................................  #
      E.  First Supplemental Indenture to Indenture referred to
          in 4-D dated as of June 1, 1993 (Filed as Exhibit 4-G
          to Registration Statement No. 33-49421)......................  #
      F.  Second Supplemental Indenture to Indenture referred to in 4-D dated as of June 15, 1993 (Filed as Exhibit 4-G
          to Registration Statement No. 33-57955) .....................  #

   10.  Material Contracts
        Not Applicable
   11.  Statement Re Computation of Per Share Earnings
        Not Applicable


# Incorporated herein by reference as indicated.

                SOUTH CAROLINA ELECTRIC & GAS COMPANY

Number
   15.  Letter Re Unaudited Interim Financial Information
        Not Applicable

   18.  Letter Re Change in Accounting Principles
        Not Applicable

   19.  Report Furnished to Security Holders
        Not Applicable

   22.  Published Report Regarding Matters Submitted to
        Vote of Security Holders
        Not Applicable

   23.  Consents of Experts and Counsel
        Not Applicable

   24.  Power of Attorney
        Not Applicable

   27.  Financial Data Schedule (Filed herewith)

   99.  Additional Exhibits
        Not Applicable


16