Form 10-Q
period 1995-06-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1995-08-11
CIK 91882

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549



                               FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   June 30, 1995


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

     As of June 30, 1995, there were issued and outstanding 40,296,147 shares of the registrant's common stock $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                  INDEX


PART I.  FINANCIAL INFORMATION
Page

   Item 1.  Financial Statements

       Consolidated Balance Sheets as of June 30, 1995
         and December 31, 1994..................................      3

       Consolidated Statements of Income and Retained Earnings
         for the Periods Ended June 30, 1995 and 1994...........      5

       Consolidated Statements of Cash Flows for the Periods
         Ended June 30, 1995 and 1994...........................      6

       Notes to Consolidated Financial Statements...............      7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................      9

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings...................................     13

   Item 6.  Exhibits and Reports on Form 8-K....................     13

Signatures......................................................     14

Exhibit Index...................................................     15


                                             PART I
                                      FINANCIAL INFORMATION
                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                           As of June 30, 1995 and December 31, 1994
                                          (Unaudited)

                                                            June 30,        December 31,
                                                              1995             1994
                                                             (Thousands of Dollars)

ASSETS
Utility Plant:
  Electric.............................................   $3,221,573         $3,165,391
  Gas..................................................      307,592            307,929
  Transit..............................................        3,456              3,785
  Common...............................................       76,827             77,327
    Total..............................................    3,609,448          3,554,432
  Less accumulated depreciation and amortization.......    1,202,107          1,171,758
    Total..............................................    2,407,341          2,382,674
  Construction work in progress........................      636,150            571,867
  Nuclear fuel, net of accumulated amortization........       37,114             43,591
      Utility Plant, Net...............................    3,080,605          2,998,132

Nonutility Property and Investments, net of
  accumulated depreciation.............................       11,896             11,931

Current Assets:
  Cash and temporary cash investments..................         -                   346
  Receivables - customer and other.....................      126,603            127,679
  Receivables - affiliated companies...................       11,846             18,121
  Inventories (at average cost):
    Fuel...............................................       32,669             31,310
    Materials and supplies.............................       43,186             43,228
  Prepayments..........................................       16,502             14,389
  Accumulated deferred income taxes....................       17,931             17,931
      Total Current Assets.............................      248,737            253,004

Deferred Debits:
  Emission allowances..................................       22,491             19,409
  Unamortized debt expense.............................       11,596             11,690
  Unamortized deferred return on plant investment......        8,492             10,614
  Nuclear plant decommissioning fund...................       33,226             30,383
  Other................................................      261,634            251,928
      Total Deferred Debits............................      337,439            324,024
                 Total.................................   $3,678,677         $3,587,091



See notes to consolidated financial statements.






                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                         As of June 30, 1995 and December 31, 1994
                                         (Unaudited)

                                                            June 30,        December 31,
                                                              1995              1994
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock ($4.50 par value)......................   $  181,333        $  181,333
    Premium on common stock and other paid-in capital...      662,723           633,441
    Capital stock expense (debit).......................       (5,412)           (5,443)
    Retained earnings...................................      339,094           324,101
      Total Common Equity...............................    1,177,738         1,133,432
  Preferred stock (not subject to purchase or sinking
    funds)..............................................       26,027            26,027
      Total Stockholders' Investment....................    1,203,765         1,159,459
Preferred stock, net (subject to purchase or
  sinking funds)........................................       47,543            49,528
Long-term debt, net.....................................    1,348,309         1,231,191
        Total Capitalization............................    2,599,617         2,440,178

Current Liabilities:
  Short-term borrowings.................................      100,000           100,000
  Notes payable - affiliated companies..................         -               19,409
  Current portion of long-term debt.....................       36,592            33,042
  Current portion of preferred stock....................        2,310             2,418
  Accounts payable......................................       43,832            61,466
  Accounts payable - affiliated companies...............       16,802            33,357
  Customer deposits.....................................       12,687            12,668
  Taxes accrued.........................................       23,625            46,646
  Interest accrued......................................       21,575            21,534
  Dividends declared....................................       31,146            28,489
  Other.................................................       10,749            15,525
        Total Current Liabilities.......................      299,318           374,554

Deferred Credits:
  Accumulated deferred income taxes.....................      504,955           503,723
  Accumulated deferred investment tax credits...........       79,932            81,546
  Accumulated reserve for nuclear plant decommissioning.       33,226            30,383
  Other.................................................      161,629           156,707
        Total Deferred Credits..........................      779,742           772,359
                 Total .................................   $3,678,677        $3,587,091




See notes to consolidated financial statements.









                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                      For the Periods Ended June 30, 1995 and 1994
                                     (Unaudited)



                                                  Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                   1995        1994        1995        1994
                                                             (Thousands of Dollars)
 OPERATING REVENUES:
   Electric....................................  $239,037    $225,219    $469,646    $460,108
   Gas.........................................    35,086      36,866     112,210     114,278
   Transit.....................................     1,016         948       2,043       1,969
        Total Operating Revenues...............   275,139     263,033     583,899     576,355

 OPERATING EXPENSES:
   Fuel used in electric generation............    39,174      46,940      75,268      87,933
   Purchased power (including
     affiliated purchases).....................    30,046      21,824      54,527      50,292
   Gas purchased from affiliate
     for resale................................    22,270      24,444      64,554      68,399
   Other operation.............................    53,364      53,971     105,609     105,348
   Maintenance.................................    14,652      14,972      28,504      29,697
   Depreciation and amortization...............    27,665      26,752      55,374      53,442
   Income taxes................................    16,733      13,497      42,608      39,925
   Other taxes.................................    18,082      17,317      37,112      34,483

        Total Operating Expenses...............   221,986     219,717     463,556     469,519

 OPERATING INCOME..............................    53,153      43,316     120,343     106,836

 OTHER INCOME:
   Allowance for equity funds used
     during construction.......................     2,370       1,911       4,776       3,984
   Other income (loss),net of
     income taxes..............................       186        (162)         49        (263)
        Total Other Income.....................     2,556       1,749       4,825       3,721


 INCOME BEFORE INTEREST CHARGES................    55,709      45,065     125,168     110,557

 INTEREST CHARGES (CREDITS):
   Interest expense............................    27,461      22,396      54,290      44,171
   Allowance for borrowed funds
     used during construction..................    (2,622)     (1,679)     (5,242)     (3,302)
        Total Interest Charges, net............    24,839      20,717      49,048      40,869

 NET INCOME....................................    30,870      24,348      76,120      69,688
 Preferred Stock Cash Dividends
   (at stated rates)...........................    (1,430)     (1,462)     (2,864)     (3,001)
 Earnings Available for Common Stock...........    29,440      22,886      73,256      66,687
 Retained Earnings at Beginning
   of Period...................................   339,353     307,414     324,101     291,713
 Common Stock Cash Dividends
   Declared....................................   (29,699)    (29,600)    (58,263)    (57,700)
 Retained Earnings at End of Period............  $339,094    $300,700    $339,094    $300,700



See notes to consolidated financial statements.



5







                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Periods Ended June 30, 1995 and 1994
                                      (Unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                          1995            1994
                                                          (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................... $ 76,120        $ 69,688
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................   55,445          53,520
    Amortization of nuclear fuel.......................    9,488           8,885
    Deferred income taxes, net.........................    1,255          13,167
    Deferred investment tax credits, net...............   (1,614)         (1,292)
    Net regulatory asset-adoption of SFAS No. 109......   (1,244)         (1,630)
    Nuclear refueling accrual..........................    3,479           3,763
    Allowance for funds used during construction.......  (10,018)         (7,286)
    Unamortized loss on reacquired debt................   (3,966)           (644)
    Over (under) collections, fuel adjustment clause...   24,693          (2,018)
    Early retirements..................................  (16,684)           -
    Emission allowances................................   (3,082)           -
    Changes in certain current assets and liabilities:
     Increase (decrease) in receivables................    7,352         (21,613)
     Increase (decrease) in inventories................   (1,317)          4,387
     Decrease in accounts payable......................  (34,189)        (21,423)
     Decrease in estimated rate refunds and
       related interest................................     -               (638)
     Decrease in taxes accrued.........................  (23,021)           -
     Increase (decrease) in interest accrued...........       41         (17,500)
     Other, net........................................  (16,978)         22,292
Net Cash Provided From Operating Activities............   65,760         101,658

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures....................................... (146,004)       (193,867)
  Nonutility property and investments..................      (36)           (322)
  Principal noncash items:
    Allowance for funds used during construction.......   10,018           7,286
    Transfer of assets from SCANA......................     -              6,285
Net Cash Used For Investing Activities................. (136,022)       (180,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Other long-term debt...............................   43,053         113,500
    First Mortgage Bonds...............................  100,000            -
    Equity contribution from parent....................   29,311          24,120
  Repayments:
    First and Refunding Mortgage Bonds.................  (48,779)           -
    Note payable to affiliated companies...............  (19,409)           -
    Other long-term debt...............................     (386)           (796)
    Preferred stock....................................   (2,094)         (2,002)
  Dividend payments:
    Common stock.......................................  (55,563)        (56,500)
    Preferred stock....................................   (2,906)         (3,061)
  Short-term borrowings, net...........................     -                (11)
  Fuel financings, net.................................   26,689           7,043
  Advances - affiliated companies, net.................     -             (1,559)
Net Cash Provided From Financing Activities............   69,916          80,734

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS...........................     (346)          1,774
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......      346             193

CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30......... $   -           $  1,967

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $5,242 and $3,302 ...... $ 53,501        $ 66,057
                - Income taxes.........................   45,027          29,963


See notes to consolidated financial statements.


                 SOUTH CAROLINA ELECTRIC & GAS COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1995
                              (Unaudited)

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

2.   RATE MATTERS:

         With respect to rate matters at June 30, 1995, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. On July 10, 1995, the Company filed an application with the Public Service Commission of South Carolina (PSC) for an increase in retail electric rates. The proposed increase of 8.35% would produce additional revenues of approximately $76.7 million annually, if approved. The Company has requested that the increase be implemented in two phases. The first phase, an increase in revenues of approximately $61.8 annually, or 6.73%, would commence at the time the Company's 385 MW generating station currently under construction near Cope, S. C. begins commercial operation, which is expected in January 1996. The second phase is planned in January 1997 and would produce additional revenues of approximately $14.9 million annually, or 1.62% more than current rates. No assurance can be given as to the adequacy or timing of the rate relief that will be granted by the PSC. Hearings are scheduled to begin during November 1995.

3.   RETAINED EARNINGS:

         The Restated Articles of Incorporation of the Company and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At June 30, 1995 approximately $14.5 million of retained earnings were restricted as to payment of dividends on common stock.

4.   COMMITMENTS AND CONTINGENCIES:

         With respect to commitments at June 30, 1995, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. No significant changes have occurred with respect to those matters as reported therein.

         Contingencies at June 30, 1995 are as follows:

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

         The Company currently maintains policies (for itself and on behalf of the PSA) with American Nuclear Insurers (ANI) and Nuclear Electric Insurance Limited (NEIL) providing combined primary and excess property and decontamination insurance coverage of $1.9 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retrospective premium assessment not to exceed 7.5 times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retrospective premium assessment would not exceed $8.2 million.


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

         B.  Environmental

         The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts have been deferred (approximately $19.5 million) and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations.

         In September 1992 the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of the Company's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres including adjacent properties owned by the National Park Service and the City of Charleston, and private properties.
         The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigations process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study (RI/FS) and a corresponding Scope of Work. Actual field work began November 1, 1993 after final approval and authorization was granted by EPA. The Company is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the city's aquarium site. In 1994 the City of Charleston notified the Company that it considers the Company to be responsible for a projected $43.5 million increase in costs of the aquarium project allegedly attributable to delays resulting from contamination of the Calhoun Park area site. The Company believes it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its future financial position or results of operations.

                 SOUTH CAROLINA ELECTRIC & GAS COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                General

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

         Material Changes in Capital Resources and Liquidity
              From December 31, 1994 to June 30, 1995

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

     On July 10, 1995, the Company filed an application with the PSC for an increase in retail electric rates. The proposed increase of 8.35% would produce additional revenues of approximately $76.7 million annually, if approved. The Company has requested that the increase be implemented in two phases.
The first phase, an increase in revenues of approximately $61.8 annually, or 6.73%, would commence at the time the Company's 385 MW generating station currently under construction near Cope, S.
C. begins commercial operation, which is expected in January 1996. The second phase is planned in January 1997 and would produce additional revenues of approximately $14.9 million annually, or 1.62% more than current rates. No assurance can be given as to the adequacy or timing of the rate relief that will be granted by the PSC. Hearings are scheduled to begin during November 1995.

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the six months ended June 30, 1995 and 1994:


                                                 Six Months Ended
                                                      June 30,
                                                  1995         1994
                                                 (Thousands of Dollars)

Net cash provided from operating activities     $ 65,762     $101,658
Net cash provided from financing activities       69,914       80,734
Cash and temporary cash investments available
  at the beginning of the period                     346          193
Net cash available for utility property
  additions and construction expenditures       $136,022     $182,585


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                  $135,986     $180,296

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

     The ratio of earnings to fixed charges for the twelve months ended June 30, 1995 was 3.32.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

Statements of Financial Accounting Standards Not Yet Adopted

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of the Statement, which must be implemented by the Company for the fiscal year beginning January 1, 1996, require the recognition of a loss in the income statement and related disclosures whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company does not believe that adoption of the provisions of the Statement will have any materially adverse impact on its results of operations or financial position.

                SOUTH CAROLINA ELECTRIC & GAS COMPANY
                       Results of Operations
                For the Six months Ended June 30, 1995
           As Compared to the Corresponding Period in 1994


Earnings and Dividends

     Net income for the three and six months ended June 30, 1995 increased approximately $6.5 million and $6.4 million, respectively, compared to the corresponding periods in 1994.
Increases in electric and gas margins more than offset increases in fixed operating costs.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 8% and 7% of income before income taxes for the six months ended June 30, 1995 and 1994, respectively.

     On February 14, 1995 the Company's Board of Directors authorized the payment of a dividend on common stock of approximately $28.6 million for the quarter ended March 31, 1995.
The dividend was paid on April 1, 1995 to SCANA Corporation, the Company's parent.

     On April 27, 1995, the Company's Board of Directors authorized the payment of a dividend on common stock of $29.7 million for the quarter ended June 30, 1995. The dividend was paid on July 1, 1995 to SCANA Corporation, the Company's parent.

Sales Margins

     The changes in the electric sales margins for the three and six months ended June 30, 1995, when compared to the corresponding periods in 1994, were as follows:



                                   Three Months            Six Months
                                 Change    % Change    Change      % Change
                               (Millions)            (Millions)

Electric operating revenues      $13.8        6.1      $ 9.5          2.0
Less:  Fuel used in electric
         generation               (7.8)     (16.5)     (12.7)       (14.4)
       Purchased power             8.2       37.7        4.2          8.4
Margin                           $13.4        8.5      $18.0          5.6


     The electric sales margin increased for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994 as a result of the combined impact of improved economic conditions, which resulted in increased electric sales to commercial and industrial customers, and the base rate increase received by the Company in mid-1994 which more than offset the negative impact of milder weather experienced during the first half of 1995.


     The changes in the gas sales margins for the three and six months ended June 30, 1995, when compared to the corresponding periods in 1994, were as follows:


                                   Three Months            Six Months
                                 Change    % Change    Change      % Change
                               (Millions)            (Millions)

Gas operating revenues           $(1.8)      (4.8)     $(2.1)        (1.8)
Less:  Gas purchased for resale   (2.2)      (8.9)      (3.9)        (5.6)
Margin                           $ 0.4        3.2      $ 1.8          3.9

     The increases in the gas sales margins for the three and six months reflects increases in interruptible industrial sales.

Other Operating Expenses

     Increases (decreases) in other operating expenses, including taxes, for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994 are presented in the following table:

                                        Three Months          Six Months
                                      Change   % Change    Change   % Change
                                    (Millions)           (Millions)

Other operation and maintenance       $(0.9)     (1.3)     $(0.9)     (0.7)
Depreciation and amortization           0.9       3.4        1.9       3.6
Income taxes                            3.2      24.0        2.7       6.7
Other taxes                             0.8       4.4        2.6       7.6
Total                                 $ 4.0       3.2      $ 6.3       2.4


     Other operation and maintenance expenses for the three and six months ended June 30, 1995 remained slightly below 1994 levels primarily as a result of lower plant maintenance costs during the first quarter of 1995 and a reduction in the amortization of environmental remediation costs during the second quarter of 1995. Increases in depreciation and amortization expenses for the three and six months' comparisons reflect additions to plant in service. The increases in income tax expense for the two periods correspond to the increases in operating income. The increases in other taxes reflect higher property taxes resulting from higher millages and assessments, offset somewhat in the second quarter of 1995 by lower payroll taxes resulting from early retirements of employees.

Interest Charges

     Interest expense, excluding the debt component of AFC, for the three and six months ended June 30, 1995 increased $4.1 million and $8.2 million respectively, compared to the corresponding periods of
1994.   The increases are due primarily to the issuance of
additional debt, including commercial paper, during the latter part of 1994 and early 1995.

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



                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                      (Registrant)



August 11, 1995          By:  s/Jimmy E. Addison
                              Jimmy E. Addison
                              Vice President and Controller
                              (Principal Accounting Officer)

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered
Number                                                              Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on December 15, 1993
          (Exhibit 3-A to Form 10-Q for the quarter
          ended June 30, 1994, File No. 1-3375)......................    #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File
          No. 1-3375)
       C. Articles of Amendment, dated November 9, 1994
          (Exhibit 3-C to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       D. Articles of Amendment, dated December 9, 1994
          (Exhibit 3-D to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       E. Articles of Correction, dated January 17, 1995
          (Exhibit 3-E to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       F. Articles of Amendment, dated January 13, 1995
          (Exhibit 3-F to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       G. Articles of Amendment, dated March 30, 1995
          (Exhibit 3-G to Form 10-Q for the quarter
          ended March 31, 1995, File No. 1-3375)....................    #
       H. Copy of By-Laws of the Company as revised and
          amended thru December 15, 1993 (Exhibit 3-AZ to
          Form 10-K for the year ended December 31, 1993,
          File No. 1-3375)..........................................    #

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



17