Form 10-Q
period 1995-09-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1995-11-13
CIK 91882

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549



                                FORM 10-Q


(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   September 30, 1995


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

     As of September 30, 1995, there were issued and outstanding
40,296,147 shares of the registrant's common stock $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

                 SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                  INDEX


PART I.  FINANCIAL INFORMATION                                            Page

   Item 1.  Financial Statements

       Consolidated Balance Sheets as of September 30, 1995
         and December 31, 1994........................................      3

       Consolidated Statements of Income and Retained Earnings
         for the Periods Ended September 30, 1995 and 1994............      5

       Consolidated Statements of Cash Flows for the Periods
         Ended September 30, 1995 and 1994............................      6

       Notes to Consolidated Financial Statements.....................      7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     10

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................     14

   Item 6.  Exhibits and Reports on Form 8-K..........................     14

Signatures............................................................     15

Exhibit Index.........................................................     16



                                             PART I
                                      FINANCIAL INFORMATION
                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                         As of September 30, 1995 and December 31, 1994
                                          (Unaudited)

                                                          September 30,     December 31,
                                                              1995             1994
                                                             (Thousands of Dollars)

ASSETS
Utility Plant:
  Electric.............................................   $3,180,231         $3,165,391
  Gas..................................................      307,916            307,929
  Transit..............................................        3,519              3,785
  Common...............................................       77,881             77,327
    Total..............................................    3,569,547          3,554,432
  Less accumulated depreciation and amortization.......    1,168,555          1,171,758
    Total..............................................    2,400,992          2,382,674
  Construction work in progress........................      664,832            571,867
  Nuclear fuel, net of accumulated amortization........       34,088             43,591
      Utility Plant, Net...............................    3,099,912          2,998,132

Nonutility Property and Investments, net of
  accumulated depreciation.............................       11,876             11,931

Current Assets:
  Cash and temporary cash investments..................       79,078                346
  Receivables - customer and other.....................      143,687            127,679
  Receivables - affiliated companies...................       11,259             18,121
  Inventories (at average cost):
    Fuel...............................................       28,138             31,310
    Materials and supplies.............................       41,978             43,228
  Prepayments..........................................       11,419             14,389
  Accumulated deferred income taxes....................       17,931             17,931
      Total Current Assets.............................      333,490            253,004

Deferred Debits:
  Emission allowances..................................       28,074             19,409
  Unamortized debt expense.............................       11,410             11,690
  Unamortized deferred return on plant investment......        7,430             10,614
  Nuclear plant decommissioning fund...................       34,648             30,383
  Other................................................      276,242            251,928
      Total Deferred Debits............................      357,804            324,024
                 Total.................................   $3,803,082         $3,587,091


See notes to consolidated financial statements.

3





                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                       As of September 30, 1995 and December 31, 1994
                                         (Unaudited)

                                                          September 30,     December 31,
                                                              1995              1994
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock ($4.50 par value)......................   $  181,333        $  181,333
    Premium on common stock and other paid-in capital...      766,640           633,441
    Capital stock expense (debit).......................       (5,400)           (5,443)
    Retained earnings...................................      371,318           324,101
      Total Common Equity...............................    1,313,891         1,133,432
  Preferred stock (not subject to purchase or sinking
    funds)..............................................       26,027            26,027
      Total Stockholders' Investment....................    1,339,918         1,159,459
Preferred stock, net (subject to purchase or
  sinking funds)........................................       46,629            49,528
Long-term debt, net.....................................    1,280,920         1,231,191
        Total Capitalization............................    2,667,467         2,440,178
Current Liabilities:
  Short-term borrowings.................................       86,700           100,000
  Notes payable - affiliated companies..................         -               19,409
  Current portion of long-term debt.....................       51,415            33,042
  Current portion of preferred stock....................        2,472             2,418
  Accounts payable......................................       36,490            61,466
  Accounts payable - affiliated companies...............       13,883            33,357
  Customer deposits.....................................       12,499            12,668
  Taxes accrued.........................................       78,436            46,646
  Interest accrued......................................       25,142            21,534
  Dividends declared....................................       32,833            28,489
  Other.................................................       14,118            15,525
        Total Current Liabilities.......................      353,988           374,554

Deferred Credits:
  Accumulated deferred income taxes.....................      500,501           503,723
  Accumulated deferred investment tax credits...........       79,124            81,546
  Accumulated reserve for nuclear plant decommissioning.       34,648            30,383
  Other.................................................      167,354           156,707
        Total Deferred Credits..........................      781,627           772,359
                 Total .................................   $3,803,082        $3,587,091

See notes to consolidated financial statements.


4





                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   For the Periods Ended September 30, 1995 and 1994
                                     (Unaudited)



                                                  Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                                   1995        1994        1995        1994
                                                             (Thousands of Dollars)
 OPERATING REVENUES:
   Electric....................................  $307,665    $294,404    $777,311    $754,512
   Gas.........................................    31,376      31,650     143,586     145,928
   Transit.....................................       896       1,012       2,939       2,981
        Total Operating Revenues...............   339,937     327,066     923,836     903,421

 OPERATING EXPENSES:
   Fuel used in electric generation............    54,321      48,270     129,590     136,203
   Purchased power (including
     affiliated purchases).....................    25,357      32,982      79,884      83,273
   Gas purchased from affiliate
     for resale................................    22,132      22,926      86,686      91,326
   Other operation.............................    51,916      52,087     157,525     157,435
   Maintenance.................................    13,410      15,876      41,914      45,574
   Depreciation and amortization...............    28,108      26,705      83,482      80,147
   Income taxes................................    38,709      30,788      81,317      70,712
   Other taxes.................................    18,961      18,299      56,073      52,782

        Total Operating Expenses...............   252,914     247,933     716,471     717,452

 OPERATING INCOME..............................    87,023      79,133     207,365     185,969

 OTHER INCOME:
   Allowance for equity funds used
     during construction.......................     2,631       1,435       7,407       5,419
   Other income (loss),net of
     income taxes..............................      (579)       (302)       (530)       (559)
        Total Other Income.....................     2,052       1,133       6,877       4,860


 INCOME BEFORE INTEREST CHARGES................    89,075      80,266     214,242     190,829

 INTEREST CHARGES (CREDITS):
   Interest expense............................    27,485      24,057      81,775      68,227
   Allowance for borrowed funds
     used during construction..................    (3,450)     (1,410)     (8,693)     (4,711)
        Total Interest Charges, net............    24,035      22,647      73,082      63,516

 NET INCOME....................................    65,040      57,619     141,160     127,313
 Preferred Stock Cash Dividends
   (at stated rates)...........................    (1,416)     (1,482)     (4,280)     (4,483)
 Earnings Available for Common Stock...........    63,624      56,137     136,880     122,830
 Retained Earnings at Beginning
   of Period...................................   339,094     300,706     324,101     291,713
 Common Stock Cash Dividends
   Declared....................................   (31,400)    (29,000)    (89,663)    (86,700)
 Retained Earnings at End of Period............  $371,318    $327,843    $371,318    $327,843


See notes to consolidated financial statements.


5




                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Periods Ended September 30, 1995 and 1994
                                      (Unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                          1995            1994
                                                          (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................... $141,160        $127,313
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................   83,589          80,261
    Amortization of nuclear fuel.......................    5,264          12,863
    Deferred income taxes, net.........................   (3,774)         11,124
    Deferred investment tax credits, net...............   (2,422)         (2,099)
    Net regulatory asset-adoption of SFAS No. 109......   (2,645)         (1,509)
    Nuclear refueling accrual..........................    5,218           3,148
    Allowance for funds used during construction.......  (16,100)        (10,130)
    Amortization of loss on reacquired debt............   (3,645)           -
    Over (under) collections, fuel adjustment clause...   20,750          (7,804)
    Early retirements..................................  (21,291)           -
    Emission allowances................................   (8,665)           -
    Changes in certain current assets and liabilities:
     Decrease in receivables...........................   (9,145)        (32,961)
     Increase in inventories...........................    4,422           7,568
     Increase in accounts payable......................  (44,451)         (7,329)
     Decrease in estimated rate refunds and
       related interest................................     -             (2,509)
     Increase in taxes accrued.........................   31,790          22,588
     Increase in interest accrued......................    3,608           4,047
     Other, net........................................   (8,127)         23,715
Net Cash Provided From Operating Activities............  175,536         228,286

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of capitalized interest.......... (172,613)       (323,231)
  Nonutility property and investments..................      (52)           (224)
  Principal noncash items:
    Transfer of assets from parent.....................     -              6,285
Net Cash Used For Investing Activities................. (172,665)       (317,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of bank note..............................    1,019            -
    Issuance of First Mortgage Bonds...................   99,583          99,207
    Equity contribution from parent....................  133,240          35,774
  Repayments:
    Repayment of note payable to affiliated company....  (19,409)           -
    First and Refunding Mortgage Bonds.................  (48,779)           -
    Pollution Control Bonds............................     (100)           (100)
    Other long-term debt...............................  (11,871)           (998)
    Preferred stock....................................   (2,846)         (2,964)
  Dividend payments:
    Common stock.......................................  (85,263)        (86,100)
    Preferred stock....................................   (4,336)         (4,568)
  Short-term borrowings, net...........................  (13,300)         38,489
  Fuel financings, net.................................   27,923          11,510
  Advances - affiliated companies, net.................     -             (1,559)
Net Cash Provided From Financing Activities............   75,861          88,691

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS...........................   78,732            (193)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......      346             193

CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30.... $ 79,078        $   -

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $8,693 and $4,711....... $ 23,500        $ 62,922
                - Income taxes.........................    2,392          37,959

See notes to consolidated financial statements.



                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)

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

     B.  Basis of Accounting:

     The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standard No. 71 (SFAS
     71), "Accounting for the Effects of Certain Types of Regulations."
     The accounting standard allows cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of September 30, 1995, approximately $110 million and $3 million of regulatory assets and liabilities, respectively, excluding net accumulated deferred income tax assets of approximately $50 million. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operation in the period the write-off is recorded. The Company's cash flows would not be affected.


     C.  Recently Issued Accounting Standard

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of the Statement, which must be implemented by the Company for the fiscal year beginning January 1, 1996, require the recognition of a loss in the income statement and related disclosures whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company does not believe that adoption of the provisions of the Statement will have a material adverse impact on its results of operations or financial position.

     D.  Reclassifications:

     Certain amounts from prior periods have been reclassified to conform with the 1995 presentation.

2.   RATE MATTERS:

     With respect to rate matters at September 30, 1995, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. On July 10, 1995, the Company filed an application with the Public Service Commission of South Carolina (PSC) for an increase in retail electric rates. The proposed increase of 8.35% would produce additional revenues of approximately $76.7 million annually, if approved. The Company has requested that the increase be implemented in two phases. The first phase, an increase in revenues of approximately $61.8 annually, or 6.73%, would commence at the time the Company's 385 MW generating station currently under construction near Cope, S. C. begins commercial operation, which is expected in January 1996. The second phase is planned in January 1997 and would produce additional revenues of approximately $14.9 million annually, or 1.62% more than current rates. No assurance can be given as to the adequacy or timing of the rate relief that will be granted by the PSC.
     Hearings are scheduled to begin during November 1995.

3.   RETAINED EARNINGS:

     The Restated Articles of Incorporation of the Company and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At September 30, 1995 approximately $15.1 million of retained earnings were restricted as to payment of dividends on common stock.

4.   COMMITMENTS AND CONTINGENCIES:

     With respect to commitments at September 30, 1995, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. No significant changes have occurred with respect to those matters as reported therein.

     Contingencies at September 30, 1995 are as follows:

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

     To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that the Company's rates would not recover the cost of any purchased replacement power, the Company will retain the risk of loss as a self-insurer. The Company has no reason to anticipate a serious nuclear incident at Summer Station. If such an incident were to occur, it could have a material adverse impact on the Company's financial position and results of operations.

     B.  Environmental
     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts have been deferred (approximately $19.2 million) and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations.

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

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be qualified to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Such an event could have a material adverse effect on the Company's results of operations. The Company reported approximately $110 million and $3 million of regulatory assets and liabilities, respectively, excluding amounts related to net accumulated deferred income tax assets of approximately $50 million, on its balance sheet at September 30, 1995. The Company's cash flows would not be affected.

              Material Changes in Capital Resources and Liquidity
                 From December 31, 1994 to September 30, 1995

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

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the nine months ended September 30, 1995 and 1994:


                                                  Nine months Ended
                                                     September 30,
                                                  1995         1994
                                                 (Thousands of Dollars)

Net cash provided from operating activities     $175,536     $228,286
Net cash provided from financing activities       75,861       88,691
Cash and temporary cash investments available
  at the beginning of the period                     346          193
Net cash available for utility property
  additions and construction expenditures       $251,743     $317,170


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction and transfer of assets
  from parent                                   $172,613     $316,946


     On April 12, 1995 the Company issued $100 million of First Mortgage Bonds, 7 5/8% series due April 1, 2025 to repay short-term borrowings.

     The Company anticipates that the remainder of its 1995 cash requirements will be met primarily through internally generated funds, sales of additional securities, additional equity contributions from SCANA and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended September 30, 1995 was 3.38.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

Statements of Financial Accounting Standards Not Yet Adopted

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of the Statement, which must be implemented by the Company for the fiscal year beginning January 1, 1996, require the recognition of a loss in the income statement and related disclosures whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company does not believe that adoption of the provisions of the Statement will have a material adverse impact on its results of operations or financial position.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         Results of Operations
         For the Three and Nine months ended September 30, 1995
           As Compared to the Corresponding Periods in 1994

Earnings and Dividends

     Net income for the three and nine months ended September 30, 1995 increased approximately $7.4 million and $13.8 million, respectively, compared to the corresponding periods in 1994. Increases in electric and gas margins more than offset increases in fixed operating costs.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 7% and 5% of income before income taxes for the nine months ended September 30, 1995 and 1994, respectively.

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

     On August 23, 1995 the Company's Board of Directors authorized the payment of a dividend on common stock of $31.4 million for the quarter ended
September 30, 1995.   The dividend was paid on October 1, 1995 to SCANA
Corporation, the Company's parent.

     On October 17, 1995 the Company's Board of Directors authorized the payment of a dividend on common stock of $31.7 million for the quarter ending December 31, 1995. The dividend is payable January 1, 1996 to
SCANA Corporation, the Company's parent.

Sales Margins

     The changes in the electric sales margins for the three and nine months ended September 30, 1995, when compared to the corresponding periods in 1994, were as follows:



                                   Three Months            Nine months
                                 Change    % Change    Change      % Change
                               (Millions)            (Millions)

Electric operating revenues      $13.3       4.5       $22.8         3.0
Less:  Fuel used in electric
         generation                6.1      12.5        (6.6)       (4.8)
       Purchased power            (7.6)    (23.1)       (3.4)       (4.1)
Margin                           $14.8       7.0       $32.8         6.1


     The electric sales margin increased for the three months ended September 30, 1995 compared to the corresponding period in 1994 primarily as a result of increased sales attributable to warmer weather. For the nine months ended September 30, 1995, the increase in the electric margin over the comparable 1994 period is a result of the combined impact of warmer weather in the third quarter of 1995, improved economic conditions and the base rate increase received by the Company in mid-1994, which more than offset the negative impact of milder weather experienced during the first half of 1995.

     The changes in the gas sales margins for the three and nine months ended September 30, 1995, when compared to the corresponding periods in 1994, were as follows:


                                   Three Months            Nine months
                                 Change    % Change    Change    % Change
                               (Millions)            (Millions)

Gas operating revenues           $(0.3)      (0.9)     $(2.3)      (1.6)
Less:  Gas purchased for resale   (0.8)      (3.5)      (4.6)      (5.1)
Margin                           $ 0.5        6.0      $ 2.3        4.2

     The increases in the gas sales margins for the three and nine months reflect increases in interruptible industrial sales.

Other Operating Expenses

     Increases (decreases) in other operating expenses, including taxes, for the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994 are presented in the following table:

                                        Three Months          Nine months
                                      Change   % Change    Change   % Change
                                    (Millions)           (Millions)

Other operation and maintenance       $(2.6)     (3.9)     $(3.6)    (1.8)
Depreciation and amortization           1.4       5.3        3.3      4.2
Income taxes                            7.9      25.7       10.6     15.0
Other taxes                             0.7       3.6        3.3      6.2
Total                                 $ 7.4       5.1      $13.6      3.4


     Other operation and maintenance expenses for the three and nine months ended September 30, 1995 remained slightly below 1994 levels primarily as a result of lower costs at electric generating stations. Increases in depreciation and amortization expenses for the three and nine months' comparisons reflect additions to plant in service. The increases in income tax expense for the two periods correspond to the increases in operating income. The increases in other taxes reflect higher property taxes resulting from higher millages and assessments partially offset by lower payroll taxes resulting from early retirements of employees.

Interest Charges

     Interest expense, excluding the debt component of AFC, for the three and nine months ended September 30, 1995 increased $3.8 million and $13.5 million
respectively, compared to the corresponding periods of 1994.   The increases
are due primarily to the issuance of additional debt, including commercial paper, during the latter part of 1994 and early 1995.

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



                           SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                         (Registrant)



November 10, 1995          By:  s/Jimmy E. Addison
                                Jimmy E. Addison
                                Vice President and Controller
                                (Principal Accounting Officer)

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered
Number                                                              Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on December 15, 1993
          (Exhibit 3-A to Form 10-Q for the quarter
          ended June 30, 1994, File No. 1-3375)......................    #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File
          No. 1-3375)
       C. Articles of Amendment, dated November 9, 1994
          (Exhibit 3-C to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       D. Articles of Amendment, dated December 9, 1994
          (Exhibit 3-D to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       E. Articles of Correction, dated January 17, 1995
          (Exhibit 3-E to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       F. Articles of Amendment, dated January 13, 1995
          (Exhibit 3-F to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       G. Articles of Amendment, dated March 31, 1995
          (Exhibit 3-G to Form 10-Q for the quarter
          ended March 31, 1995, File No. 1-3375)....................    #
       H. Copy of By-Laws of the Company as revised and
          amended thru December 15, 1993 (Exhibit 3-AZ to
          Form 10-K for the year ended December 31, 1993,
          File No. 1-3375)..........................................    #

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








18