Form 10-K
period 1995-12-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1996-03-28
CIK 91882

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549



                            FORM 10-K

(Mark One)

 x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended   December 31, 1995

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


Securities registered pursuant to Section 12(b) of the Act:


Title of each class    Name of each exchange on which registered


5% Cumulative Preferred Stock
   par value $50 per share           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:


                        Title of Class

     The Class is comprised of the following series of Cumulative
Preferred Stock, par value $50 per share or $100 per share, having a periodic sinking fund:

9.40% Cumulative Preferred         8.72% Cumulative Preferred
      Stock par value $50 per            Stock par value $50
      share                              per share

8.12% Cumulative Preferred         7.70% Cumulative Preferred
      Stock par value $100               Stock par value $100
      per share                          per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x   .  No      .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

                              Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996 was zero.

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

     As of February 29, 1996 there were issued and outstanding
40,296,147 shares of the registrant's common stock, $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

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


NONE

                              TABLE OF CONTENTS

                                                                      Page

DEFINITIONS .......................................................     4

PART I

     Item 1.  Business ............................................     5

     Item 2.  Properties ..........................................    19

     Item 3.  Legal Proceedings ...................................    21

     Item 4.  Submission of Matters to a Vote of
               Security Holders ...................................    21

PART II

     Item 5.  Market for Registrant's Common Stock
               and Related Security Holder Matters ................    21

     Item 6.  Selected Financial Data .............................    22

     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ......    23

     Item 8.  Financial Statements and Supplementary Data .........    30

     Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ................    55

PART III

     Item 10. Directors and Executive Officers of the
               Registrant .........................................    55

     Item 11. Executive Compensation ..............................    60

     Item 12. Security Ownership of Certain Beneficial
               Owners and Management ..............................    64

     Item 13. Certain Relationships and Related Transactions ......    65

PART IV

     Item 14. Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K ............................    65

SIGNATURES ........................................................    66

                                 DEFINITIONS

The following abbreviations used in the text have the meaning set forth below unless the context requires otherwise:

       ABBREVIATION                           TERM

AFC......................... Allowance for Funds Used During Construction
BTU......................... British Thermal Unit
Circuit Court............... South Carolina Circuit Court
Clean Air Act............... Clean Air Act Amendments of 1990
Company..................... South Carolina Electric & Gas Company
Consumer Advocate........... Consumer Advocate of South Carolina
Dekatherm................... One million BTUs
DHEC........................ South Carolina Department of Health and
                             Environmental Control
DOE......................... United States Department of Energy
EPA......................... United States Environmental Protection Agency
FERC........................ United States Federal Energy Regulatory
                              Commission
Fuel Company................ South Carolina Fuel Company, Inc., an
                              affiliate
GENCO....................... South Carolina Generating Company, Inc., an
                              affiliate
KVA......................... Kilovolt-ampere
KW.......................... Kilowatt
KWH......................... Kilowatt-hour
LNG......................... Liquefied Natural Gas
MCF......................... Thousand Cubic Feet
MW.......................... Megawatt
NEPA........................ National Energy Policy Act of 1992
NRC......................... United States Nuclear Regulatory Commission
Pipeline Corporation........ South Carolina Pipeline Corporation, an
                              affiliate
PRP......................... Potentially Responsible Party
PSA......................... The South Carolina Public Service Authority
PSC......................... The Public Service Commission of South
                              Carolina
PUHCA....................... Public Utility Holding Company Act of 1935,
                             as amended
SCANA....................... SCANA Corporation and its subsidiaries
Southern Natural............ Southern Natural Gas Company
Summer Station.............. V. C. Summer Nuclear Station
Supreme Court............... South Carolina Supreme Court
Transco..................... Transcontinental Gas Pipeline Corporation
USEC........................ United States Enrichment Corporation
Westinghouse................ Westinghouse Electric Corporation
Williams Station............ A. M. Williams coal-fired, electric generating station owned by GENCO

                              PART I

ITEM 1.  BUSINESS

                            THE COMPANY

ORGANIZATION

     The Company, a wholly owned subsidiary of SCANA, is a South Carolina corporation organized in 1924 and has its principal executive office at 1426 Main Street, Columbia, South Carolina 29201, telephone number (803) 748-3000. The Company had 3,721 full-time, permanent employees as of December 31, 1995 as compared to 4,009 full-time, permanent employees as of December 31, 1994.

     SCANA, a South Carolina corporation, was organized in 1984 and is a public utility holding company within the meaning of PUHCA but is presently exempt from registration under such Act. SCANA holds all of the issued and outstanding common stock of the Company. (See Note 1A of Notes to Consolidated Financial Statements.)

INDUSTRY SEGMENTS

     The Company is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity and in the purchase and sale, primarily at retail, of natural gas in South Carolina. The Company also renders urban bus service in the metropolitan areas of Columbia and Charleston, South Carolina. The Company's business is subject to seasonal fluctuations. Generally, sales of electricity are higher during the summer and winter months because of air-conditioning and heating requirements, and sales of natural gas are greater in the winter months due to its use for heating requirements.

     The Company's electric service area extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 30 of the 46 counties in South Carolina and covers more than 20,000 square miles. The total population of the counties representing the Company's combined service area is approximately 2.3 million.

     The predominant industries in the territories served by the Company include: synthetic fibers; chemicals and allied products; fiberglass and fiberglass products; paper and wood products; metal fabrication; stone, clay and sand mining and processing; and various textile-related products.

     Information with respect to industry segments for the years ended December 31, 1995, 1994 and 1993 is contained in Note 11 of
Notes to Consolidated Financial Statements and all such information is incorporated herein by reference.

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulatory protection. Future deregulation of electric wholesale and retail markets will create opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. The pace of deregulation, the future market price of electricity, and the regulatory actions which may be taken by the PSC in response to the changing environment cannot be predicted. However, the Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. The Company has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved (as discussed under "Capital Requirements and Financing

Program") the accelerated recovery of the Company's electric regulatory assets and the shift of depreciation reserves from transmission and distribution assets to nuclear production assets. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be qualified to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. The Company reported on its balance sheet at December 31, 1995 approximately $116 million and $4 million of regulatory assets and liabilities, respectively, excluding amounts related to net accumulated deferred income tax assets of approximately $33 million.


CAPITAL REQUIREMENTS AND FINANCING PROGRAM

Capital Requirements

     The cash requirements of the Company arise primarily from its operational needs and its construction program. The ability of the Company to replace existing plant investments, as well as to expand to meet future demand for electricity and gas, will depend upon its ability to attract the necessary capital on reasonable terms.

     The Company recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the Company expands its construction program it is necessary to seek increases in rates. On July 10, 1995, the Company filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting the Company an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase will be implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of substantially all (excluding accumulated deferred income taxes) of the Company's electric regulatory assets and the transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Company's future financial position and results of operations will be affected by its ability to obtain adequate and timely rate and other regulatory relief. (See "Regulation.")

     During 1996 the Company is expected to meet its capital requirements principally through internally generated funds (approximately 77%, after payment of dividends), the issuance and sale of debt securities and additional equity contributions from SCANA. Short-term liquidity is expected to be provided by issuance of commercial paper. The timing and amount of such sales and the type of securities to be sold will depend upon market conditions and other factors.

     The Company's estimates of its cash requirements for construction and nuclear fuel expenditures, which are subject to continuing review and adjustment, for 1996 and the four-year period 1997-2000 as now scheduled, are as follows:

Type of Facilities                              1997-2000        1996
                                                (Thousands of Dollars)
Electric Plant:
  Generation. . . . . . . . . . . . . . . .     $268,987       $ 49,036
  Transmission. . . . . . . . . . . . . . .       92,502         17,976
  Distribution. . . . . . . . . . . . . . .      319,092         64,227
  Other . . . . . . . . . . . . . . . . . .       34,152         13,835
Nuclear Fuel. . . . . . . . . . . . . . . .       86,413         21,147
Gas . . . . . . . . . . . . . . . . . . . .       94,147         16,918
Common. . . . . . . . . . . . . . . . . . .       34,089         34,633
Other . . . . . . . . . . . . . . . . . . .        1,511            553
          Total . . . . . . . . . . . . . .     $930,893       $218,325

     The above estimates exclude AFC.

Construction

     The Company's cost estimates for its construction program for the periods 1996 and 1997-2000, shown in the above table, include costs of the projects described below.

     The Company entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina.
Construction of the plant started in November 1992. Commercial operation began in January 1996. The cost of the Cope plant, excluding AFC, is $410.9 million. In addition, the transmission lines for interconnection with the Company's system cost $22.5 million. Approximately $9.8 million of the amounts included in the above table for 1996 relate to the completion of the Cope plant.

     During 1995 the Company expended approximately $15.9 million as part of a program to extend the operating lives of certain non-nuclear generating facilities. Additional improvements under the program to be made during 1996 are estimated to cost approximately $19.9 million.

Additional Capital Requirements

     In addition to the Company's capital requirements for 1996 described in "Capital Requirements" above, approximately $21.2 million will be required for refunding and retiring outstanding securities and obligations. For the years 1997-2000, the Company has an aggregate of $292.8 million of long-term debt maturing (including approximately $69.2 million for sinking fund requirements, of which $68.7 million may be satisfied by deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits) and $9.8 million of purchase or sinking fund requirements for preferred stock.

     Actual 1996 expenditures may vary from the estimates set forth above due to factors such as inflation, economic conditions, regulation, legislation, rates of load growth, environmental protection standards and the cost and availability of capital.

Financing Program

     The Company's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1995 the Bond Ratio was 3.97. The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property additions totaled approximately $162.3 million at December 31, 1995), (ii) retirements of Class A Bonds (which retirement credits totaled $64.8 million at December 31, 1995), (iii) and cash on deposit with the Trustee.

    The Company has placed a new bond indenture (New Mortgage) dated April 1, 1993 covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds
issued   under the Old Mortgage which  have been  deposited  with
the Trustee of the New Mortgage (of which $185 million were available for such purpose at December 31, 1995), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1995 the New Bond Ratio was 5.31.

     The following additional financing transaction has occurred since December 31, 1994:

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

     Pursuant to Section 204 of the Federal Power Act, the Company must obtain the FERC authority to issue short-term debt. The FERC has authorized the Company to issue up to $200 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less, but not later than December 31, 1997.

     The Company had $165 million authorized and unused lines of credit at December 31, 1995. In addition, Fuel Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 1995. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 1995 was $76.8 million.

     The Company's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1995 the Preferred Stock Ratio was 2.58.

     The ratios of earnings to fixed charges (SEC Method) were 3.41, 3.46, 3.57, 2.73 and 3.32 for the years ended December 31,
1995, 1994, 1993, 1992 and 1991, respectively.

     The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future.

Fuel Financing Agreements

     The Company has assigned to Fuel Company all of its rights and interests in its various contracts relating to the acquisition and ownership of nuclear and fossil fuels. To finance nuclear and fossil fuels and sulfur dioxide emission allowances, Fuel Company issues, from time to time, commercial paper which is supported, up to $125 million, by an irrevocable revolving credit agreement which expires July 31, 1998. Accordingly, the amounts outstanding have been included in long-term debt. This commercial paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by the Company.

     At December 31, 1995 commercial paper outstanding was approximately $76.8 million at a weighted average interest rate of 5.76%. (See Notes 1N and 4 of Notes to Consolidated
Financial Statements.)

ELECTRIC OPERATIONS

Electric Sales

     In 1995 residential sales of electricity accounted for 43% of electric sales revenues; commercial sales 30%; industrial sales 20%; sales for resale 4%; and all other 3%. KWH sales by classification for the years ended December 31, 1995 and 1994 are presented below:


                                             Sales
                                              KWH                         %
Classification                       1995               1994           Change
                                           (thousands)

Residential                        5,726,815          5,311,139          7.83
Commercial                         5,078,185          4,848,620          4.73
Industrial                         5,210,368          5,161,717          0.94
Sale for resale                    1,063,064          1,024,376          3.78
Other                                506,806            494,030          2.59
  Total Territorial               17,585,238         16,839,882          4.43

Interchange                          195,591            171,046         14.35
  Total                           17,780,829         17,010,928          4.53

     The Company furnishes electricity for resale to three municipalities, four investor-owned utilities, two electric cooperatives and one public power authority. Such sales for resale accounted for 4% of total electric sales revenues in 1995.

     During 1995 the Company recorded a net increase of 7,943 electric customers, increasing its total customers to 484,381.

     The electric sales volume increased for the year ended December 31, 1995 compared to the prior year as a result of increased residential and commercial sales due to favorable weather and customer growth. The all-time peak demand of 3,683 MW was set on August 14, 1995.

     On August 8, 1995 the Company signed an agreement with the DOE to lease the Savannah River Site's (SRS) power and steam generation and transmission facilities. The agreement calls for SRS to purchase all its electrical and a majority of its steam requirements from the Company. The Company will lease (with an option to renew) the power plant for ten years and the electrical transmission lines for 40 years, with an option to refurbish the facilities or build a new system.

Electric Interconnections

     The Company purchases all of the electric generation of Williams Station, owned by GENCO, under a Unit Power Sales
Agreement which has been approved by the FERC. Williams Station has a generating capacity of 560 MW.

     The Company's transmission system is part of the interconnected grid extending over a large part of the southern and eastern portions of the nation. The Company, Virginia Power Company, Duke Power Company, Carolina Power & Light Company, Yadkin, Incorporated and PSA are members of the Virginia-Carolinas Reliability Group, one of the several geographic divisions within the Southeastern Electric Reliability Council. This council provides for coordinated planning for reliability among bulk power systems in the Southeast. The Company is also interconnected with Georgia Power Company, Savannah Electric & Power Company, Oglethorpe Power Corporation and Southeastern Power Administration's Clark Hill Project.

Fuel Costs

     The following table sets forth the average cost of nuclear fuel and coal and the weighted average cost of all fuels
(including oil and natural gas) used by the Company and GENCO for the years 1993-1995.

                                 1995            1994            1993
Nuclear:
  Per million BTU               $  .48          $  .51          $  .47
Coal:
 Company:
  Per ton                       $40.01          $39.92          $39.95
  Per million BTU                 1.57            1.57            1.55
 GENCO:
  Per ton                       $42.21          $41.85          $41.64
  Per million BTU                 1.63            1.63            1.62
Weighted Average Cost
  of All Fuels:
  Per million BTU               $ 1.26          $ 1.39          $ 1.31

     The fuel costs shown above exclude the effects of a PSC-approved offsetting of fuel costs through the application of credits carried on the Company's books as a result of a 1980 settlement of certain litigation.

Fuel Supply

     The following table shows the sources and approximate percentages of total KWH generation (including Williams Station) by each category of fuel for the years 1993-1995 and the estimates for 1996 and 1997.

                                 Percent of Total KWH Generated
                           Estimated                     Actual
                         1997     1996         1995      1994     1993

Coal                       73%      71%          65%       76%      72%
Nuclear                    24       24           27        17       23
Hydro                       3        3            5         6        5
Natural Gas & Oil           -        2            3         1        -
                          100%     100%         100%      100%     100%

     Coal is used at all five of the Company's major fossil fuel-fired plants and GENCO's Williams Station. Unit train deliveries are used at all of these plants. On December 31, 1995 the Company had approximately a 73-day supply of coal in inventory and GENCO had approximately a 49-day supply.

     The supply of coal is obtained through contracts and purchases on the spot market. Spot market purchases are expected to continue for coal requirements in excess of those provided by the Company's existing contracts. Contracts for the purchase of coal represent 91.5% of estimated requirements for 1996 (approximately 5.3 million tons, including requirements of Williams Station).

     The supply of contract coal is purchased from seven suppliers located in eastern Kentucky and southwest Virginia. Contract commitments, which expire at various times from 1997-2003, approximate 4.85 million tons annually. Sulfur restrictions on the contract coal range from .75% to 2%.

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

     The Company has adequate supplies of uranium under contract to manufacture nuclear fuel for Summer Station through 2005. The following table summarizes all contract commitments for the stages of nuclear fuel assemblies:

    Commitment            Contractor        Regions(1)      Term

Uranium                  Energy Resources
                          of Australia       9-13         1990-1997
Uranium                  Everest Minerals    9-13         1990-1996
Conversion               Sequoyah Fuel Corp. 8-12         1989-1995
Enrichment               USEC                12-18        1995-2005
Fabrication              Westinghouse        1-21         1982-2009
Reprocessing             None

(1) A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region no.
     11 was loaded in 1994 and Region no. 12 will be loaded in 1996.

     The Company has on-site spent nuclear fuel storage capability until at least 2009 and expects to be able to expand its storage capacity to accommodate the spent fuel output for the life of the plant through rod consolidation, dry cask storage or other technology as it becomes available. In addition, there is sufficient on-site storage capacity over the life of Summer Station to permit storage of the entire reactor core in the event that complete unloading should become desirable or necessary for any reason. (See "Nuclear Fuel Disposal" under "Environmental Matters" for information regarding the contract with the DOE for disposal of spent fuel.)

Decommissioning

     Decommissioning of Summer Station is presently projected to commence in the year 2022 when the operating license expires. Based on a 1991 study, the expenditures (on a before-tax basis) related to the Company's share of decommissioning activities are estimated, in 2022 dollars assuming a 4.5% annual rate of inflation, to be $545.3 million including partial reclamation costs. The Company is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. The Company's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in each of 1995 and 1994) are used to purchase insurance policies on the lives of certain Company personnel. Through the purchase of insurance contracts, the Company is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis at a rate higher than can be achieved using more traditional funding approaches. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by the Company to an external trust fund in compliance with the financial assurance requirements of the NRC. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from the Company described
above.   The Company records its liability for decommissioning
costs in deferred credits.

                    GAS OPERATIONS

Gas Sales

     In 1995 residential sales accounted for 47% of gas sales
revenues; commercial sales 32%; industrial sales     21%.
Dekatherm sales by classification for the years ended December
31, 1995 and 1994 are presented below:


                                        Sales
                                      Dekatherms                    %
Classification                    1995             1994           Change

Residential                    12,333,769       11,531,558          7.0
Commercial                     10,436,987        9,813,454          6.4
Industrial                     13,467,687       10,938,713         23.1
Transportation gas              3,603,314        5,469,728        (34.1)
    Total                      39,841,757       37,753,453          5.5


     During 1995 the Company recorded a net increase of 4,909 gas customers, increasing its total customers to 243,342.

     The Company purchases all of its natural gas from Pipeline
Corporation.

     The demand for gas is affected by conservation, the weather, the price relationship between gas and alternate fuels and other factors.

     The deregulation of natural gas prices at the wellhead and the changes in the prices of natural gas that have occurred under Federal regulation have resulted in the development of a spot market for natural gas in the producing areas of the country. Pipeline Corporation has been successful in purchasing lower cost natural gas in the spot market and arranging for its transportation to South Carolina.

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

     To reduce dependence on imported oil, NEPA imposes purchase requirements for the purchase of alternate fuel vehicles on Federal, state, municipal and private fleets. The Company expects these requirements to develop business opportunities for the sale of compressed natural gas as fuel for vehicles, but it cannot predict the magnitude of this new market.

Gas Cost and Supply

     Pipeline Corporation purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a gas inventory charge. The gas is brought to South Carolina through transportation agreements with both Southern Natural and Transco, which expire at various times from 1996 to 2003. The volume of gas which Pipeline Corporation is entitled to transport under these contracts on a firm basis is shown below:

                                                 Maximum Daily
          Supplier                       Contract Demand Capacity (MCF)

          Southern Natural Firm Transportation       184,974
          Transco Firm Transportation                 29,300
            Total                                    214,274

     Under a contract with Pipeline Corporation, the Company's maximum daily contract demand is 224,270 dekatherms. The contract allows the Company to receive amounts in excess of this demand based on availability.

     The average cost per MCF of natural gas purchased from Pipeline Corporation was approximately $3.77 in 1995 compared to $4.29 in 1994.

     To meet the requirements of the Company and its other high priority natural gas customers during periods of maximum demand, Pipeline Corporation supplements its supplies of natural gas from two LNG plants. The LNG plants are capable of storing the lique-fied equivalent of 1,900,000 MCF of natural gas, of which approximately 1,695,489 MCF were in storage at December 31, 1995. On peak days the LNG plants can regasify up to 150,000 MCF per day. Additionally, Pipeline Corporation had contracted for 6,450,727 MCF of natural gas storage space of which 4,307,796 MCF were in storage on December 31, 1995.

     The Company believes that supplies under contract and available for spot market purchase are adequate to meet existing customer demands and to accommodate growth.

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

REGULATION

General

     The Company is subject to the jurisdiction of the PSC as to retail electric, gas and transit rates, service, accounting, issuance of securities (other than short-term promissory notes) and other matters. The Company is subject to regulation under the Federal Power Act, administered by the FERC and the DOE, in the transmission of electric energy in interstate commerce and in the sale of electric energy at wholesale for resale, as well as with respect to licensed hydroelectric projects and certain other matters, including accounting and the issuance of short-term promissory notes.

     In the opinion of the Company, it will be able to meet successfully the challenges of the NEPA without any material adverse impact on its results of operations, financial position or business prospects.

Federal Energy Regulatory Commission

     The Company is subject to regulation under the Federal Power Act, administered by the FERC and the DOE, in the transmission of electric energy in interstate commerce and in the sale of electric energy at wholesale for resale, as well as with respect to licensed hydroelectric projects and certain other matters including accounting and the issuance of short-term promissory notes. (See "Capital Requirements and Financing Program.")

     The Company holds licenses under the Federal Water Power Act or the Federal Power Act with respect to all its hydroelectric projects. The expiration dates of the licenses covering the projects are as follows:

       Project                 Capability (KW)      License Expiration Date

       Neal Shoals                  5,000                     1993
       Stevens Creek                9,000                     2025
       Columbia                    10,000                     2000
       Saluda                     206,000                     2007
       Parr Shoals                 14,000                     2020
       Fairfield Pumped Storage   512,000                     2020

     Pursuant to the provisions of the Federal Power Act, as amended, applications for new licenses for Neal Shoals and Stevens Creek were filed with the FERC on December 30, 1991. No competing applications were filed. The FERC issued a new 30-year license for the Stevens Creek project on November 22, 1995. The Neal Shoals license application is in the final stage of review. The FERC has issued a Notice of Authorization for Continued Project Operation for Neal Shoals until the FERC acts on the Company's application for a new license.

     At the termination of a license under the Federal Power Act, the United States government may take over the project covered thereby, or the FERC may extend the license or issue a license to another applicant. If the United States takes over a project or the FERC issues a license to another applicant, the original licensee is entitled to be paid its net investment in the project, not to exceed fair value, plus severance damages.

     The Company has filed an application with the FERC requesting authorization to sell bulk power at market based rates. The application also included proposed open access transmission tariffs. (See "National Energy Policy Act of 1992 and FERC Order 636.")

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

     For the fourth time in the last five evaluations, Summer Station received a category one rating from the Institute of Nuclear Power Operations (INPO). The category one rating is the highest given by INPO for a nuclear plant's overall operations.

National Energy Policy Act of 1992 and FERC Order 636

     The Company's regulated business operations are likely to be impacted by the NEPA and FERC Order No. 636. NEPA is designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. Order No. 636 is intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it will be able to meet successfully the challenges of these altered business climates and does not anticipate there to be any material adverse impact on the results of its operations, its financial position or its business prospects.

RATE MATTERS

     The following table presents a summary of significant rate activity for the years 1991-1995 based on test years:

                           REQUESTED                     GRANTED

                Date of                 %                           % of
General Rate  Application/  Amount   Increase  Date of   Amount   Increase
Applications   Hearing    (Millions) Requested  Order  (Millions)  Granted


PSC
 Electric
  Retail       07/10/95    $ 76.7      8.4%   1/09/96    $67.5      88%
  Retail       12/07/92    $ 72.0*    11.4%    6/07/93    $60.5      84%


 Transit
  Fares        03/12/92    $  1.7     42.0%    9/14/92    $ 1.0      59%

* As modified to reflect lowering of rate of return the Company was seeking.

     On July 10, 1995, the Company filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting the Company an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase will be implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of substantially all (excluding accumulated deferred income taxes) of the Company's electric regulatory assets and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.

     On October 27, 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge, which was effective with the first billing cycle in November 1994 and is subject to annual review, provides for the recovery of approximately $16.2 million representing substantially all actual and projected site assessment and cleanup costs for the Company's gas operations that had previously been deferred. In October 1995, as a result of the ongoing annual review, the PSC approved the continued use of the billing surcharge. The balance remaining to be recovered amounts to approximately $14.5 million.

     On September 14, 1992 the PSC issued an order granting the Company a $.25 increase in transit fares from $.50 to $.75 in both Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low-income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect on October 5, 1992. The Company has appealed the PSC's order to the Circuit Court. On May 23, 1995 the Circuit Court ordered the case back to the PSC for reconsideration of several issues including the low-income rider program, routing changes, and the $.75 fare.
The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC filed, along with other intervenors, another Petition for Reconsideration, which the Circuit Court denied. Procedural matters in this case are yet to be resolved in the court.

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

     In the April 1995 semiannual review of the fuel cost component of electric rates, the PSC decreased the rate from
14.16 mills per KWH to 13.48 mills per KWH, a monthly decrease of $.68 for an average customer using 1,000 KWH a month. For the October 1995 review the PSC continued the rate of 13.48 mills per KWH.

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

     In the October 1995 review the PSC decreased the base cost of gas from 51.058 cents per therm to 43.081 cents per therm which resulted in a monthly decrease of $7.98 (including applicable taxes) based on an average of 100 therms per month on a residential bill during the heating season.

ENVIRONMENTAL MATTERS

General

     Federal and state authorities have imposed environmental control requirements relating primarily to air emissions, wastewater discharges and solid, toxic and hazardous waste management. Developments in these areas may require that equipment and facilities be modified, supplemented or replaced. The ultimate effect of these regulations and standards upon existing and proposed operations cannot be forecast.

Capital Expenditures

     In the years 1993 through 1995, capital expenditures for environmental control amounted to approximately $90.0 million.
In addition, approximately $10.4 million, $8.8 million and $7.4 million of environmental control expenditures were made during 1995, 1994 and 1993, respectively, which were included in "Other operation" and "Maintenance" expenses. It is not possible to estimate all future costs for environmental purposes but forecasts for capitalized expenditures are $10.1 million for 1996 and $138.8 million for the four-year period 1997 through 2000. These expenditures are included in the Company's construction program.

Air Quality Control

     The Clean Air Act requires electric utilities to reduce substantially emissions of sulfur dioxide and nitrogen oxide by the year 2000. These requirements are being phased in over two periods. The first phase had a compliance date of January 1, 1995 and the second, January 1, 2000. The Company's facilities did not require modifications to meet the requirements of Phase
I. The Company will most likely meet the Phase II requirements through the burning of natural gas and/or lower sulfur coal in its generating units and the purchase and use of sulfur dioxide emission allowances. Low nitrogen oxide burners are being installed to reduce nitrogen oxide emissions to the levels required by Phase II. Air toxicity regulations for the electric generating industry are likely to be promulgated around the year 2000.

     The Company filed compliance plans related to Phase II requirements with DHEC by December 31, 1995. The Company currently estimates that air emissions control equipment will require capital expenditures of $113 million over the 1996-2000 period to retrofit existing facilities, with increased operation and maintenance cost of approximately $1 million per year. To meet compliance requirements through the year 2005, the Company anticipates total capital expenditures of approximately $150 million.

Water Quality Control

     The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of the Company's and GENCO's generating units. Concurrent with renewal of these permits the permitting agency has implemented a more rigorous control program. The Company has been developing compliance plans to meet this program. Amendments to the Clean Water Act proposed in Congress include several provisions which, if passed, could prove costly to the Company. These include limitations to mixing zones and the implementation of technology-based standards.

Superfund Act and Environmental Assessment Program

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. Deferred amounts totaled $18.0 million and $20.2 million at December 31, 1995 and 1994, respectively. Estimates include, among other items, the costs estimated to be associated with the matters discussed in the following paragraphs.

     The Company owns four decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The
Company has maintained an active review of the sites to monitor the nature and extent of the residual contamination.

     In September 1992 the EPA notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately eighteen acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of the
Company's decommissioned manufactured gas plants.   The original
scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigations process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993. The Company is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the city's aquarium site. In 1994 the City of Charleston notified the Company that it considers the Company to be responsible for a $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park Area Site. The Company believes that it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its financial position or results of operations.

     The Company has been listed as a PRP and has recorded liabilities, which are not material, for the Macon-Dockery waste disposal site near Rockingham, North Carolina. The Company has participated in de minimis buy-outs for the Aqua-Tech Environmental Inc. site in Greer, South Carolina and a landfill owned by Lexington County in South Carolina. The Company expects to have no further involvement with these two sites.

     The Arkansas Department of Pollution Control and Ecology has identified the Company as a PRP for clean-up of PCBs at an abandoned transformer rebuilding plant in Little Rock, Arkansas. No formal notice from the Department has been received. The Company believes that its identification as a PRP was in error, and that the resolution of this issue will not have a material effect on the Company's results of operations or financial position.

Solid Waste Control

     The South Carolina Solid Waste Policy and Management Act of 1991 directed the DHEC to promulgate regulations for the disposal of industrial solid waste. DHEC has promulgated a proposal regulation, which if adopted as a final regulation in its present form, would significantly increase the Company's costs of construction and operation of existing and future ash management facilities.

Nuclear Fuel Disposal

     The Nuclear Waste Policy Act of 1982 requires that the United States government make available by 1998 a permanent repository for high-level radioactive waste and spent nuclear fuel and imposes a fee of 1.0 mill per KWH of net nuclear generation after April 7, 1983. Payments, which began in 1983, are subject to change and will extend through the operating life of Summer Station. The Company entered into a contract with the DOE on June 29, 1983, providing for permanent disposal of its spent nuclear fuel by the DOE. The DOE presently estimates that the permanent storage facility will not be available until 2010. The Company has on-site spent fuel storage capability until at least 2009 and expects to be able to expand its storage capacity over the life of Summer Station to accommodate the spent nuclear fuel output for the life of the plant through rod consolidation, dry cask storage or other technology as it becomes available. The Act also imposes on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available.

OTHER MATTERS

     With regard to the Company's insurance coverage for Summer
Station, reference is made to Note 10B of Notes to Consolidated
Financial Statements.

ITEM 2. PROPERTIES

     The Company's bond indentures, securing the First and Refunding Mortgage Bonds and First Mortgage Bonds issued thereunder, constitute direct mortgage liens on substantially all of its property.

                                   ELECTRIC


     The following table gives information with respect to the Company's electric generating facilities.


                                                             Net Generating
                 Present                             Year      Capability
Facility     Fuel Capability      Location        In-Service     (KW)(1)

Steam
Urquhart         Coal/Gas        Beech Island, SC    1953        250,000
McMeekin         Coal/Gas        Irmo, SC            1958        252,000
Canadys          Coal/Gas        Canadys, SC         1962        430,000
Wateree          Coal            Eastover, SC        1970        700,000
Summer (2)       Nuclear         Parr, SC            1984        594,000
D-Area (3)       Coal            DOE Savannah
                                  River Site, SC     1995         17,000
Cope   (4)       Coal            Cope, SC            1996        385,000

Gas Turbines
Burton           Gas/Oil         Burton, SC          1961         28,500
Faber Place      Gas             Charleston, SC      1961          9,500
Hardeeville      Oil             Hardeeville, SC     1968         14,000
Canadys          Gas/Oil         Canadys, SC         1968         14,000
Urquhart         Gas/Oil         Beech Island, SC    1969         38,000
Coit             Gas/Oil         Columbia, SC        1969         30,000
Parr   (5)       Gas/Oil         Parr, SC            1970         60,000
Williams (6)     Gas/Oil         Goose Creek, SC     1972         49,000
Hagood           Gas/Oil         Charleston, SC      1991         95,000

Hydro
Neal Shoals                      Carlisle, SC        1905          5,000
Parr Shoals                      Parr, SC            1914         14,000
Stevens Creek                    Martinez, GA        1914          9,000
Columbia                         Columbia, SC        1927         10,000
Saluda                           Irmo, SC            1930        206,000


Pumped Storage
Fairfield                        Parr, SC            1978        512,000
                 Total (7)                                     3,722,000


(1)   Summer rating.
(2)   Represents the Company's two-thirds portion of the Summer
      Station.
(3) This plant is operated under lease from the DOE and is dispatched to DOE's Savannah River Site steam needs. "Net Capacity Rating" for this plant is expected average hourly output. The lease, which may be extended, expires on October 1, 2005.
(4)   Plant began commercial operation in January 1996.
(5) Two of the four Parr gas turbines are leased and have a net capability of 34,000 KW. This lease expires on June 29, 1996. The Company has agreed to purchase the leased turbines on the lease expiration date.
(6) The two gas turbines at Williams are leased and have a net capability of 49,000 KW. This lease expires on June 29, 1997.
(7)   Excludes Williams Station.

     The Company owns 429 substations having an aggregate transformer capacity of 19,577,868 KVA. The transmission system consists of 3,090 miles of lines and the distribution system consists of 15,596 pole miles of overhead lines and 3,191 trench miles of underground lines.


GAS

Natural Gas

     The Company's gas system consists of approximately 6,833 miles of three-inch equivalent distribution pipelines and approximately 11,265 miles of distribution mains and related service facilities.

Propane

     The Company has propane air peak shaving facilities which can supplement the supply of natural gas by gasifying propane to yield the equivalent of 102,000 MCF per day of natural gas. These facilities can store the equivalent of 430,405 MCF of natural gas.


TRANSIT

     The Company owns 98 motor coaches which operate on a route system of 286 miles.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding legal proceedings, see ITEM 1., "BUSINESS - RATE MATTERS" and "BUSINESS - ENVIRONMENTAL MATTERS - Superfund Act and Environmental Assessment Program" and Note 10 of Notes to Consolidated Financial Statements appearing in Item 8., "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

     All of the Company's common stock is owned by SCANA and therefore there is no market for such stock. During 1995 and 1994 the Company paid $116.7 million and $115.1 million, respectively, in cash dividends to SCANA.

     The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At December 31, 1995 approximately $14.5 million of retained earnings were restricted as to payment of cash dividends on common stock.



ITEM 6.  SELECTED FINANCIAL DATA

For the Years Ended December 31,                1995          1994         1993           1992         1991
Statement of Income Data                                   (Thousands of Dollars except statistics)
  Operating Revenues                        $1,211,087    $1,181,274   $1,118,433     $  994,381   $1,022,342
  Operating Income                             255,854       230,418      219,319        182,267      196,706
  Other Income                                   9,553         7,271        6,585          3,006        3,283
  Net Income                                   169,185       152,043      145,968        102,163      122,836
  Earnings Available for Common Stock          163,498       146,088      139,751         95,689      116,130

Balance Sheet Data
  Utility Plant, Net                        $3,157,657    $2,998,132   $2,687,193     $2,503,201   $2,380,761
  Total Assets                               3,802,433     3,587,091    3,189,939      2,890,953    2,748,580

  Capitalization:
    Common equity                            1,315,072     1,133,432    1,051,334        963,741      840,505
    Preferred stock (Not subject
      to purchase or sinking funds)             26,027        26,027       26,027         26,027       26,027
    Preferred stock, Net (Subject to
      purchase or sinking funds)                46,243        49,528       52,840         56,154       59,469
    Long-term debt, Net                      1,279,379     1,231,191    1,097,043        945,964      993,674
  Total Capitalization                      $2,666,721    $2,440,178   $2,227,244     $1,991,886   $1,919,675

Other Statistics
  Electric:
    Customers (Year-End)                       484,381       476,438      468,901        461,928      453,687
    Territorial Sales (Million KWH)             17,585        16,840       16,889         15,801       15,702
    Residential:
      Average annual use per customer (KWH)     13,859        13,048       14,077         13,037       13,246
      Average annual rate per KWH               $.0747        $.0743       $.0707         $.0695       $.0700
  Gas:
    Customers (Year-End)                       243,342       238,433      221,278        218,582      214,485
    Sales (Thousand Therms)                    362,384       322,837      267,335        256,495      247,483
    Residential:
      Average annual use per customer (Therms)     570           538          606            577          522
      Average annual rate per therm               $.82          $.84         $.76           $.74         $.77

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulatory protection. Future deregulation of electric wholesale and retail markets will create opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. The pace of deregulation, future prices of electricity, and the regulatory actions which may be taken by the PSC in response to the changing environment cannot be predicted. However, the Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. The Company has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved (as discussed under "Liquidity and Capital Resources") the accelerated recovery of the Company's electric regulatory assets and the shift of depreciation reserves from transmission and distribution assets to nuclear production assets. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. The Company reported approximately $116 million and $4 million of regulatory assets and liabilities, respectively, excluding amounts related to net accumulated deferred income tax assets of approximately $33 million, on its balance sheet at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The cash requirements of the Company arise primarily from its operational needs and its construction program. The ability of the Company to replace existing plant investment, as well as to expand to meet future demands for electricity and gas, will depend upon its ability to attract the necessary financial capital on reasonable terms. The Company recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the Company expands its construction program, it is necessary to seek increases in rates. As a result, the Company's future financial position and results of operations will be affected by its ability to obtain adequate and timely rate and other regulatory relief.

     Due to continuing customer growth, the Company entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina. Construction of the plant started in November 1992. Commercial operation began in January 1996. The estimated cost of the Cope plant, excluding AFC, is $410.9 million. In addition, the transmission lines for interconnection with the Company's system are expected to cost $22.5 million.

     On July 10, 1995 the Company filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting the Company an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase will be implemented in two phases. The first phase, an increase in revenues of approximately $59.5 annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of substantially all of the Company's electric regulatory assets (excluding accumulated deferred income taxes) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.

     The estimated primary cash requirements for 1996, excluding requirements for fuel liabilities and short-term borrowings, (including notes payable to affiliated companies), and the actual primary cash requirements for 1995 are as follows:

                                                  1996          1995
                                                (Thousands of Dollars)
Property additions and construction
  expenditures, net of allowance for
  funds used during construction                $197,179      $250,870
Nuclear fuel expenditures                         21,147        21,045
Maturing obligations, redemptions and
  sinking and purchase fund requirements          21,197        15,812
          Total                                 $239,523      $287,727

     Approximately 45% of total cash requirements (after payment of dividends) was provided from internal sources in 1995 as compared to 22% in 1994.

     The Company's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1995 the Bond Ratio was 3.97. The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property additions totaled approximately $162.3 million at December 31, 1995), (ii) retirements of Class A Bonds (which retirement credits totaled $64.8 million at December 31, 1995), (iii) and cash on deposit with the Trustee.

    The Company has a new indenture (New Mortgage) dated April 1, 1993 covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a
like principal amount of Class A Bonds issued   under  the  Old
Mortgage which have been deposited with the Trustee of the New Mortgage (of which $185 million were available for such purpose as of December 31, 1995), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1995 the New Bond Ratio was 5.31.

     The following financing transaction has occurred since
December 31, 1994:

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

     Pursuant to Section 204 of the Federal Power Act, the Company must obtain the FERC authority to issue short-term indebtedness. The FERC ha authorized the Company to issue up to $200 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less, but not later than December 31, 1997.

     The Company had $165 million authorized and unused lines of credit at December 31, 1995. In addition, the Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 1995. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 1995 was $76.8 million.

     The Company's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1995 the Preferred Stock Ratio was 2.58.

     The Company anticipates that its 1996 cash requirements of $378.9 million will be met through internally generated funds (approximately 77%, after payment of dividends), the sales of additional equity securities, additional equity contributions from SCANA and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financing will depend upon market conditions and other factors. Actual 1996 expenditures may vary from the estimates set forth above due to factors such as inflation and economic conditions, regulation and legislation, rates of load growth, environmental protection standards and the cost and availability of capital.

     The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future.

Environmental Matters

     The Clean Air Act requires electric utilities to reduce substantially emissions of sulfur dioxide and nitrogen oxide by the year 2000. These requirements are being phased in over two periods. The first phase had a compliance date of January 1, 1995 and the second, January 1, 2000. The Company's facilities did not require modifications to meet the requirements of Phase
I. The Company will most likely meet the Phase II requirements through the burning of natural gas and/or lower sulfur coal in its generating units and the purchase and use of sulfur dioxide emission allowances. Low nitrogen oxide burners are being installed to reduce nitrogen oxide emissions to the levels required by Phase II. Air toxicity regulations for the electric generating industry are likely to be promulgated around the year 2000.

     By December 31, 1995 the Company had filed compliance plans related to Phase II requirements with DHEC. The Company currently estimates that air emissions control equipment will require capital expenditures of $113 million over the 1996-2000 period to retrofit existing facilities, with increased operation and maintenance cost of approximately $1 million per year. To meet compliance requirements through the year 2005, the Company anticipates total capital expenditures of approximately $150 million.

     The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of SCE&G's and GENCO's generating units. Concurrent with renewal of these permits, the permitting agency has implemented more rigorous control programs. The Company has been developing compliance plans for this program. Amendments to the Clean Water Act proposed in Congress include several provisions which, if passed, could prove costly to the Company. These include limitations to mixing zones and the implementation of technology-based standards.

     The South Carolina Solid Waste Policy and Management Act of 1991 directed DHEC to promulgate regulations for the disposal of industrial solid waste. DHEC has promulgated a proposed regulation which, if adopted as a final regulation in its present form, would significantly increase the Company's and GENCO's costs of construction and operation of existing and future ash management facilities.

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. Deferred amounts totaled $18.0 million and $20.2 million at December 31, 1995 and 1994, respectively. Estimates include, among other items, the costs associated with the matters discussed in the following paragraphs.

     The Company owns four decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The
Company maintains an active review of the sites to monitor the nature and extent of the residual contamination.

     In September 1992 the EPA notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately eighteen acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of the Company's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993. The Company is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the City's aquarium site. In 1994 the City of Charleston notified the Company that it considers the Company to be responsible for a $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park Area Site. The Company believes it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its financial position or results of operations.

Regulatory Matters

     The Company filed for electric rate relief in 1995 to encompass primarily the remaining costs of completing the Cope
Generating Station.  As discussed under "Liquidity and Capital
Resources," the PSC issued an order on January 9, 1996 increasing electric retail rates.

     The Company's regulated business operations are likely to be impacted by the NEPA and FERC Order No. 636. NEPA is designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. Order No. 636 is intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it will be able to meet successfully the challenges of these altered business climates and does not anticipate there to be any material adverse impact on the results of its operations, its financial position or its business prospects.

Statements of Financial Accounting Standards To Be Adopted

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of the Statement, which will be implemented by the Company for the fiscal year beginning January 1, 1996, require the recognition of a loss in the income statement and related disclosures whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company does not believe that adoption of the provisions of the Statement will have a material impact on its results of operations or financial position.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which will be implemented by the Company on January 1, 1996. The Company does not believe that adoption of the provisions of the Statement will have a material impact on its results of operations or financial position.

RESULTS OF OPERATIONS

Net Income

    Net income and the percent increase (decrease) from the previous year for the years 1995, 1994 and 1993 were as follows:

                                           1995        1994        1993

Net income                              $169,185    $152,043    $145,968
Percent increase (decrease) in net
  income                                   11.27%       4.16%       42.9%

      1995 Net income increased for the year primarily due to increases in electric and gas margins and lower operating and maintenance expenses which more than offset increases in fixed costs.

      1994 Net income increased for the year primarily due to an increase in the electric margin which more than offset increases in operating expenses.

    The Company's financial statements include an allowance for funds used during construction (AFC). AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges (credits) as noncash items, both which have the effect of increasing reported net income. AFC represented approximately 7.9 % of income before income taxes in 1995, 6.3% in 1994 and 5.6% in 1993.

Electric Operations

     Electric sales margins for 1995, 1994 and 1993 were as follows:

                                                1995     1994        1993
                                                  (Millions of Dollars)

Electric revenues                            $1,006.6   $974.3      $940.2
(Provision) for rate refunds                    -          1.2         0.3
Net Electric operating revenues               1,006.6    975.5       940.5
Less:  Fuel used in electric generation         177.6    176.6       164.2
       Purchased power                           98.2    112.9       111.1
     Margin                                  $  730.8   $686.0      $665.2


       1995 The electric sales margin increased over the prior year primarily as a result of the combined impact of warmer weather in the third quarter of 1995, colder weather in the fourth quarter of 1995 and the base rate increase received by the Company in mid-1994. These factors more than offset the negative impact of milder weather experienced during the first half of 1995. An increase of 7,943 electric customers to 484,381 total customers contributed to an all-time peak demand record of 3,683 MW set on August 14, 1995.

       1994 The electric sales margin increased over the prior year primarily as a result of an increase in retail electric rates phased in over a two-year period beginning in June 1993 and an increase in industrial sales which more than offset the negative impact of a six percent decrease in residential sales of electricity due to milder weather in 1994.

     Increases (decreases) from the prior year in megawatt hour (MWH) sales volume by classes were as follows:

Classification                                     1995         1994

Residential                                      415,676     (339,620)
Commercial                                       229,565        4,198
Industrial                                        48,651      274,467
Sale for Resale (excluding interchange)           38,688       18,408
Other                                             12,776       (6,907)
     Total territorial                           745,356      (49,454)
Interchange                                       24,545      (27,013)
     Total                                       769,901      (76,467)


Gas Operations

     Gas sales margins for 1995, 1994 and 1993 were as follows:

                                        1995        1994        1993
                                            (Millions of Dollars)

Gas operating revenues                 $200.6      $201.7      $174.0
Less:  Gas purchased for resale         125.0       127.8       107.7
     Margin                            $ 75.6      $ 73.9      $ 66.3


     1995 The gas sales margin increased over the prior year primarily as a result of increases in interruptible gas sales.

     1994 The gas sales margin increased over the prior year primarily as a result of increases in interruptible gas sales.

     Increases (decreases) from the prior year in dekatherm (DT) sales volume by classes, including transportation gas, were as follows:

Classification                                1995         1994

Residential                                  802,211     (477,886)
Commercial                                   623,533      970,726
Industrial                                 2,528,974    5,057,404
Transportation gas                        (1,866,414)  (1,524,089)
     Total                                 2,088,304    4,026,155


Other Operating Expenses and Taxes

     Increases (decreases) in other operating expenses, including taxes, were as follows:


Classification                               1995             1994
                                             (Millions of Dollars)

Other operation and maintenance             $(7.8)           $ 3.9
Depreciation and amortization                10.6              5.7
Income taxes                                 12.9              2.8
Other taxes                                   5.1              5.0
     Total                                  $20.8            $17.4


    1995 Other operation and maintenance expenses decreased primarily as a result of lower pension costs and lower costs at electric generating stations. The increase in depreciation and amortization expense primarily is attributable to additions to plant-in-service and the expensing of software costs. The increase in income tax expense corresponds to the increase in operating income. The increase in other taxes reflects higher property taxes resulting from higher millages and assessments partially offset by lower payroll taxes resulting from early retirements of employees.

    1994 Other operation and maintenance expenses increased primarily due to an increase in the costs of postretirement benefits other than pensions. These costs are accrued in accordance with Financial Accounting Standards Board Statement No. 106. (See Note 1K of Notes to Consolidated
    Financial Statements.)   The increase in depreciation and
    amortization expenses is attributable to property additions and to increases in depreciation rates. The increase in other taxes reflects an increase in property taxes of approximately $5 million.

Interest Expense

     Increases (decreases) in interest expense were as follows:

Classification                                       1995           1994
                                                   (Millions of Dollars)

Interest on long-term debt, net                      $11.0          $8.0
Other interest expense                                 4.1           (.6)
    Total                                            $15.1          $7.4


   1995 The increase in interest expense, excluding the debt component of AFC, is due primarily to the issuance of additional debt including commercial paper during the latter part of 1994 and early 1995.

   1994 The increase in interest expense, excluding the debt component of AFC, is primarily attributable to the issuance of $100 million of First Mortgage Bonds in July and $30 million of Pollution Control Facilities Revenue Bonds in November, both to finance utility construction, and to the issuance of long-term debt during 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO CONSOLIDATED FINANCIAL
                      STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page

Independent Auditors' Report.......................................    31

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1995 and 1994...    32

    Consolidated Statements of Income and Retained Earnings for
      the years ended December 31, 1995, 1994 and 1993.............    34

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1995, 1994 and 1993.............................    35

    Consolidated Statements of Capitalization as of
      December 31, 1995 and 1994...................................    36

    Notes to Consolidated Financial Statements.....................    38

     Supplemental financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

INDEPENDENT AUDITOR'S REPORT



South Carolina Electric & Gas Company:

We have audited the accompanying Consolidated Balance Sheets and Statements of Capitalization of South Carolina Electric & Gas Company (Company) as of December 31, 1995 and 1994 and the related Consolidated Statements of Income and Retained Earnings and of Cash Flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February 7, 1996



SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,                                                          1995          1994
                                                                    (Thousands of Dollars)
ASSETS

Utility Plant (Notes 1, 3 and 4):
  Electric                                                         $3,277,530    $3,165,391
  Gas                                                                 320,847       307,929
  Transit                                                               3,768         3,785
  Common                                                               91,616        77,327
    Total                                                           3,693,761     3,554,432
  Less accumulated depreciation and amortization                    1,196,279     1,171,758
    Total                                                           2,497,482     2,382,674
  Construction work in progress                                       613,683       571,867
  Nuclear fuel, net of accumulated amortization                        46,492        43,591
      Utility Plant, Net                                            3,157,657     2,998,132

Nonutility Property and Investments, net of accumulated
  depreciation (Note 8)                                                11,603        11,931

Current Assets:
  Cash and temporary cash investments (Note 8)                          6,798           346
  Receivables - customer and other                                    154,816       127,679
  Receivables - affiliated companies (Note 1)                           7,132        18,121
  Inventories (At average cost):
    Fuel (Notes 1, 3 and 4)                                            35,812        31,310
    Materials and supplies                                             43,583        43,228
  Prepayments                                                          10,158        14,389
  Accumulated deferred income taxes                                    19,420        17,931
      Total Current Assets                                            277,719       253,004

Deferred Debits:
  Emission allowances                                                  28,514        19,409
  Unamortized debt expense                                             11,445        11,690
  Unamortized deferred return on plant investment (Notes 1 and 2)       6,369        10,614
  Nuclear plant decommissioning fund (Note 1)                          36,070        30,383
  Other (Note 1)                                                      273,056       251,928
      Total Deferred Debits                                           355,454       324,024

       Total                                                       $3,802,433    $3,587,091





SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,                                                          1995          1994
                                                                    (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Stockholders' Investment:
  Common equity (Note 5)                                            $1,315,072   $1,133,432
  Preferred stock (Not subject to purchase or sinking funds)            26,027       26,027
     Total Stockholders' Investment                                  1,341,099    1,159,459
Preferred Stock, Net (Subject to purchase or sinking
  funds)(Notes 6 and 8)                                                 46,243       49,528
Long-Term Debt, Net (Notes 3, 4 and 8)                               1,279,379    1,231,191
         Total Capitalization                                        2,666,721    2,440,178

Current Liabilities:
  Short-term borrowings (Notes 8 and 9)                                 80,500      100,000
  Notes payable - affiliated companies                                    -          19,409
  Current portion of long-term debt (Note 3)                            36,033       33,042
  Current portion of preferred stock (Note 6)                            2,439        2,418
  Accounts payable                                                      71,731       61,466
  Accounts payable - affiliated companies (Notes 1 and 3)               26,212       33,357
  Customer deposits                                                     12,518       12,668
  Taxes accrued                                                         64,008       46,646
  Interest accrued                                                      21,626       21,534
  Dividends declared                                                    33,126       28,489
  Other                                                                 12,507       15,525
         Total Current Liabilities                                     360,700      374,554

Deferred Credits:
  Accumulated deferred income taxes (Notes 1 and 7)                    488,310      503,723
  Accumulated deferred investment tax credits (Notes 1 and 7)           78,316       81,546
  Accumulated reserve for nuclear plant decommissioning (Note 1)        36,070       30,383
  Other (Note 1)                                                       172,316      156,707
         Total Deferred Credits                                        775,012      772,359

Commitments and Contingencies (Note 10)                                   -            -

           Total                                                    $3,802,433   $3,587,091



See Notes to Consolidated Financial Statements.


SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


For the Years Ended December 31,                              1995        1994        1993
                                                                  (Thousands of Dollars)
Operating Revenues (Notes 1 and 2):
  Electric                                                $1,006,566  $  975,526  $  940,547
  Gas                                                        200,632     201,746     174,035
  Transit                                                      3,889       4,002       3,851
         Total Operating Revenues                          1,211,087   1,181,274   1,118,433

Operating Expenses:
  Fuel used in electric generation                           177,579     176,581     164,187
  Purchased power (including affiliated
    purchases)(Note 1)                                        98,231     112,900     111,111
  Gas purchased from affiliate for resale (Note 1)           125,032     127,846     107,722
  Other operation                                            211,318     214,344     207,126
  Maintenance                                                 53,071      57,801      61,107
  Depreciation and amortization (Note 1)                     117,584     106,952     101,220
  Income taxes (Notes 1 and 7)                                96,956      84,066      81,280
  Other taxes (Note 12)                                       75,462      70,366      65,361
        Total Operating Expenses                             955,233     950,856     899,114

Operating Income                                             255,854     230,418     219,319

Other Income (Note 1):
  Allowance for equity funds used during construction          9,499       7,989       7,496
  Other income (loss), net of income taxes                        54        (718)       (911)

        Total Other Income                                     9,553       7,271       6,585

Income Before Interest Charges                               265,407     237,689     225,904

Interest Charges (Credits):
  Interest on long-term debt, net                             98,361      87,361      79,410
  Other interest expense (Notes 1 and 3)                       9,324       5,189       5,812
  Allowance for borrowed funds used
    during construction (Note 1)                             (11,463)     (6,904)     (5,286)
        Total Interest Charges, Net                           96,222      85,646      79,936
Net Income                                                   169,185     152,043     145,968

Preferred Stock Cash Dividends (At stated rates)              (5,687)     (5,955)     (6,217)
Earnings Available for Common Stock                          163,498     146,088     139,751
Retained Earnings at Beginning of Year                       324,101     291,713     262,262
Common Stock Cash Dividends Declared (Note 5)               (121,363)   (113,700)   (110,300)

Retained Earnings at End of Year                          $  366,236  $  324,101  $  291,713

See Notes to Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                                 1995      1994      1993
                                                                   (Thousands of Dollars)
Cash Flows From Operating Activities:
  Net income                                                   $169,185  $152,043  $145,968
  Adjustments to reconcile net income to net cash
    provided from operating activities:
    Depreciation and amortization                               117,839   107,103   101,370
    Amortization of nuclear fuel                                 20,017    13,487    18,156
    Deferred income taxes, net                                  (17,632)   13,133    56,982
    Deferred investment tax credits, net                         (3,230)   (2,901)   (3,245)
    Net regulatory asset arising from adoption of SFAS No. 109   13,560    (1,985)  (40,398)
    Allowance for funds used during construction                (20,962)  (14,893)  (12,782)
    Unamortized loss on reacquired debt                          (3,325)     (129)  (17,094)
    Early retirements                                           (24,823)   (7,086)  (11,840)
    Nuclear refueling accrual                                     6,957    (4,881)   (6,086)
    Over (under) collections, fuel adjustment clause             18,986   (17,965)  (13,728)
    Emission allowances                                          (9,105)  (19,409)     -
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables                        (16,148)  (26,260)  (27,920)
      (Increase) decrease in inventories                         (4,857)       26     1,401
      Increase (decrease) in accounts payable                     3,120      (430)   16,757
      Increase (decrease) in estimated rate
        refunds and related interest                               -       (2,509)  (15,302)
      Increase (decrease) in taxes accrued                       17,362     6,681   (11,162)
      Increase (decrease) in interest accrued                        92     3,770    (8,669)
    Other, net                                                  (14,623)   14,106     8,002

Net Cash Provided From Operating Activities                     252,413   211,901   180,410

Cash Flows From Investing Activities:
  Utility property additions and
    construction expenditures, net of AFC                      (271,804) (406,054) (287,838)
  Nonutility property and investments                              (111)     (287)     (248)
  Transfer of assets from SCANA                                    -        6,285      -
Net Cash Used For Investing Activities                         (271,915) (400,056) (288,086)

Cash Flows From Financing Activities:
  Proceeds:
    Issuance of notes payable - affiliated company                 -       19,409      -
    Issuance of mortgage bonds                                   99,583    99,207   592,884
    Issuance of pollution control bonds                            -       30,000      -
    Equity contributions from parent                            139,505    43,426    58,142
    Other long-term debt                                          2,543    11,200     2,562
  Repayments:
    Notes payable - affiliated company                          (19,409)     -         -
    Mortgage bonds                                              (64,779)     -     (430,000)
    Other long-term debt                                        (12,548)   (1,662)     (405)
    Preferred stock                                              (3,264)   (3,398)   (3,295)
  Dividend Payments:
    Common stock                                               (116,663) (115,100) (108,641)
    Preferred stock                                              (5,750)   (6,048)   (6,247)
  Short-term borrowings, net                                    (19,500)   98,989       978
  Fuel and emission allowance financings, net                    26,236    13,844   (18,948)
  Advances - affiliated companies, net                             -       (1,559)   (3,463)
Net Cash Provided From Financing Activities                      25,954   188,308    83,567
Net Increase (Decrease) in Cash and Temporary Cash Investments    6,452       153   (24,109)
Cash and Temporary Cash Investments, January 1                      346       193    24,302
Cash and Temporary Cash Investments, December 31               $  6,798  $    346  $    193

Supplemental Cash Flows Information:
  Cash paid for - Interest (includes capitalized interest
                    of $11,463, $6,904 and $5,286)             $105,537  $ 87,255  $ 92,367
                - Income taxes                                   95,827    77,295    79,612

Noncash Financing Activities:
  Department of Energy decontamination and decommissioning
    fund obligation                                                -         -        4,965

See Notes to Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                                        1995               1994
Common Equity (Note 5):                                                            (Thousands of Dollars)
  Common Stock, $4.50 par value, authorized 50,000,000 shares; issued
    and outstanding, 40,296,147 shares                                          $  181,333           $181,333
  Premium on common stock                                                          395,072            395,072
  Other paid-in capital                                                            377,822            238,369
  Capital stock expense                                                             (5,391)            (5,443)
  Retained earnings                                                                366,236            324,101
Total Common Equity                                                              1,315,072  49%     1,133,432    47%

Cumulative Preferred Stock (Not subject to purchase or sinking funds):

  $100 Par Value - Authorized 200,000 shares
   $50 Par Value - Authorized 125,209 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1995       1994      Current   Through     Minimum
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

Cumulative Preferred Stock (Subject to purchase or sinking funds)(Notes 6 and 8):

  $100 Par Value - Authorized 1,550,000 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1995       1994      Current   Through     Minimum
                7.70%     86,965     89,984     101.00       -       101.00          8,696              8,998
                8.12%    123,045    126,835     102.03       -       102.03         12,305             12,684
      Total              210,010    216,819

  $50 Par Value - Authorized 1,614,405 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1995       1994      Current   Through     Minimum
                4.50%     17,519     19,088      51.00       -        51.00            876                954
                4.60%        834      2,334      50.50       -        50.50             42                117
                4.60%(A)  26,052     28,052      51.00       -        51.00          1,303              1,403
                4.60%(B)  74,800     78,200      50.50       -        50.50          3,740              3,910
                5.125%    72,000     73,000      51.00       -        51.00          3,600              3,650
                6.00%     83,200     86,400      50.50       -        50.50          4,160              4,320
                8.72%     95,985    127,956      51.00   12-31-98     50.00          4,799              6,398
                9.40%    183,219    190,245      51.175      -        51.175         9,161              9,512
      Total              553,609    605,275


   $25 Par Value - Authorized 2,000,000 shares; None outstanding in 1995 and 1994

Total Preferred Stock (Subject to purchase or sinking funds)                        48,682             51,946
Less: Current portion, including sinking fund requirements                           2,439              2,418
Total Preferred Stock, Net (Subject to purchase or sinking funds)                   46,243   2%        49,528     2%


SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                                        1995                1994
                                                                                    (Thousands of Dollars)
Long-Term Debt (Notes 3, 4 and 8):

First Mortgage Bonds:
                                       Year of
               Series                  Maturity

                6%                       2000                                     100,000             100,000
                6 1/4%                   2003                                     100,000             100,000
                7.70%                    2004                                     100,000             100,000
                7 1/8%                   2013                                     150,000             150,000
                7 1/2%                   2023                                     150,000             150,000
                7 5/8%                   2023                                     100,000             100,000
                7 5/8%                   2025                                     100,000                -

First and Refunding Mortgage Bonds:
                                       Year of
               Series                  Maturity



                4 7/8%                   1995                                        -                 16,000
                5.45%                    1996                                      15,000              15,000
                6%                       1997                                      15,000              15,000
                6 1/2%                   1998                                      20,000              20,000
                7 1/4%                   2002                                      30,000              30,000
                9%                       2006                                     130,771             145,000
                8 7/8%                   2021                                     120,450             155,000

Pollution Control Facilities Revenue Bonds:
  5.95% Series, due 2003                                                            6,560               6,660
  Fairfield County Series 1984, due 2014 (6.50%)                                   56,820              56,820
  Richland County Series 1985, due 2014 (6.50%)                                     5,210               5,210
  Fairfield County Series 1986, due 2014 (6.50%)                                    1,090               1,090
  Colleton and Dorchester Counties Series 1987, due 2014 (6.60%)                    4,365               4,365
  Orangeburg County Series 1994 due 2024 (daily adjusted rate)                     30,000              30,000
Department of Energy Decontamination and Decommissioning Obligation                 3,560               3,922
Commercial Paper                                                                   76,830              61,794
Other                                                                               3,993               3,294
Total Long-Term Debt                                                            1,319,649           1,269,155
Less:   Current maturities, including sinking fund requirements                    36,033              33,042
        Unamortized discount                                                        4,237               4,922
Total Long-Term Debt, Net                                                       1,279,379   48%     1,231,191    50%
Total Capitalization                                                           $2,666,721  100%    $2,440,178   100%


See Notes to Consolidated Financial Statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A.   Organization and Principles of Consolidation

     The Company, a public utility, is a South Carolina corporation organized in 1924 and a wholly owned subsidiary of SCANA Corporation (SCANA), a South Carolina holding company. The Company, through wholly owned subsidiaries is predominately engaged in the generation and sale of electricity to wholesale and retail customers in South Carolina and in the purchase, sale and transportation of natural gas to retail customers in South Carolina.

     The accompanying Consolidated Financial Statements include the accounts of the Company and South Carolina Fuel Company, Inc.
(Fuel Company). (See Note 1N.) Intercompany balances and transactions between the Company and Fuel Company have been eliminated in consolidation.

Affiliated Transactions

     The Company has entered into agreements with certain affiliates to purchase gas for resale to its distribution customers and to purchase electric energy. The Company purchases all of its natural gas requirements from Pipeline Corporation and at December 31, 1995 and 1994 the Company had approximately $17.5 million and $16.3 million, respectively, payable to Pipeline Corporation for such gas purchases. The Company purchases all of the electric generation of Williams Station, which is owned by GENCO, under a unit power sales agreement. At December 31, 1995 and 1994 the Company had approximately $8.2 million and $8.8 million, respectively, payable to GENCO for unit power purchases. Such unit power purchases, which are included in "Purchased power," amounted to approximately $83.5 million, $92.8 million and $98.1 million in 1995, 1994 and 1993, respectively.

     Total interest income, based on market interest rates, associated with the Company's advances to affiliated companies was approximately $174,000, $5,000 and $143,000 in 1995, 1994 and
1993, respectively.

     Included in "Other interest expense" for 1995, 1994 and 1993 is approximately $114,000, $279,000 and $29,000, respectively, relating to advances from affiliated companies. Intercompany interest is calculated at market rates.

B.  Basis of Accounting

     The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations." The accounting standard allows cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of December 31, 1995, approximately $116 million and $4 million of regulatory assets and liabilities, respectively, excluding net accumulated deferred income tax assets of approximately $33 million. As discussed in Note 2A, the PSC has approved accelerated recovery of substantially all of the Company's electric regulatory assets (approximately $84.8 million). In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities.
Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded.

C.  System of Accounts
     The accounting records of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and as adopted by the PSC.

D.  Utility Plant

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

     The Company, operator of the Summer Station and PSA are joint owners of Summer Station in the proportions of two-thirds and one-third, respectively. The parties share the operating costs and energy output of the plant in these proportions. Each party, however, provides its own financing. Plant-in-service related to the Company's portion of Summer Station was approximately $925.1 million and $923.1 million as of December 31, 1995 and 1994, respectively. Accumulated depreciation associated with the Company's share of Summer Station was approximately $261.0 million and $297.9 million as of December 31, 1995 and 1994, respectively. (See Note 2A.) The Company's share of the direct expenses associated with operating Summer Station is included in "Other operation" and "Maintenance" expenses.

E.  Allowance for Funds Used During Construction

     AFC, a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company has calculated AFC using composite rates of 8.6%, 8.5% and 9.4% for 1995, 1994 and 1993, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. Interest on nuclear fuel in process and sulfur dioxide emission allowances is capitalized at the actual interest amount.

F.  Deferred Return on Plant Investment

     Commencing July 1, 1987, as approved by a PSC order on that date, the Company ceased the deferral of carrying costs associated with 400 MW of electric generating capacity previously removed from rate base and began amortizing the accumulated deferred carrying costs on a straight-line basis over a ten-year period. Amortization of deferred carrying costs, included in "Depreciation and amortization," was approximately $4.2 million for each of 1995, 1994 and 1993.

G.  Revenue Recognition

     Customers' meters are read and bills are rendered on a monthly cycle basis. Base revenue is recorded during the accounting period in which the meters are read.

     Fuel costs for electric generation are collected through the fuel cost component in retail electric rates. The fuel cost component contained in electric rates is established by the PSC during semiannual fuel cost hearings. Any difference between actual fuel costs and that contained in the fuel cost component is deferred and included when determining the fuel cost component during the next semiannual fuel cost hearing. The Company had overcollected through the electric fuel cost component approximately $3.8 million at December 31, 1995 and undercollected approximately $3.5 million at December 31, 1994 which are included in "Deferred Credits - Other" and "Deferral Debits - Other," respectively.

     Customers subject to the gas cost adjustment clause are billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings. Any difference between actual gas cost and that contained in the rates is deferred and included when establishing gas costs during the next annual gas cost recovery hearing. At December 31, 1995 and 1994 the Company had undercollected through the gas cost recovery procedure approximately $4.6 million and $16.3 million, respectively, which are included in "Deferred Debits - Other."

     The Company's gas rate schedules for residential, small commercial and small industrial customers include a weather normalization adjustment, which minimizes fluctuations in gas revenues due to abnormal weather conditions.

H.   Depreciation and Amortization

     Provisions for depreciation are recorded using the straight-line method for financial reporting purposes and are based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates were 3.02%, 3.01%, and 2.97% for 1995, 1994 and 1993, respectively.

     Nuclear fuel amortization, which is included in "Fuel used in electric generation" and is recovered through the fuel cost component of the Company's rates, is recorded using the units-of-production method. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the United States DOE under a contract for disposal of spent nuclear fuel.

I.   Nuclear Decommissioning

     Decommissioning of Summer Station is presently projected to commence in the year 2022 when the operating license expires. Based on a 1991 study, the expenditures (on a before-tax basis) related to the Company's share of decommissioning activities are estimated, in 2022 dollars assuming a 4.5% annual rate of inflation, to be $545.3 million including partial reclamation costs. The Company is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. The Company's method of funding decommissioning cost is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in each of 1995 and 1994) are used to purchase insurance policies on the lives of certain Company personnel. Through the purchase of insurance contracts, the Company is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis at a rate higher than can be achieved using more traditional funding approaches. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by the Company to an external trust fund in compliance with the financial assurance requirements of the Nuclear Regulatory Commission. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from the Company described above. The Company records its liability for decommissioning costs in deferred credits.

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

     Pursuant to the NEPA passed by Congress in 1992, the Company has recorded a liability for its estimated share of amounts required by the DOE for its decommissioning fund. The liability, approximately $3.6 million at December 31, 1995, has been included in "Long-Term Debt, Net." The Company will recover the cost associated with this liability through the fuel cost component of its rates; accordingly, this amount has been deferred and is included in "Deferred Debits - Other."

J.  Income Taxes

     The Company is included in the consolidated Federal income tax return filed by SCANA. Income taxes are allocated to the Company based on its contribution to the consolidated total.

     As required by Statement of Financial Accounting Standards No. 109, deferred tax assets and liabilities are recorded for the tax effects of temporary differences between the book basis and tax basis of assets and liabilities at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for changes in such rates through charges or credits to regulatory assets or liabilities if they are expected to be recovered from, or passed through to, customers; otherwise, they are charged or credited to income tax expense.

K.  Pension Expense

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

     Net periodic pension cost for the years ended December 31, 1995, 1994 and 1993 included the following components:


                                                   1995      1994      1993
                                                     (Thousands of Dollars)
Service cost--benefits earned during the period $   5,187  $  8,684  $  7,629
Interest cost on projected benefit obligation      19,473    21,711    20,413
Adjustments:
  Return on plan assets                          (103,874)    2,365   (50,389)
  Net amortization and deferral                    74,769   (29,760)   25,936
  Amounts contributed by the Company's
    affiliates                                       (203)     (130)     (175)
  Net periodic pension (income) expense         $  (4,648) $  2,870  $  3,414


     The determination of net periodic pension cost is based upon the following assumptions:


                                         1995            1994         1993
Annual discount rate                      8.0%           7.25%         8.0%
Expected long-term rate of
  return on plan assets                   8.0%           8.0%          8.0%
Annual rate of salary increases           2.5%           4.75%         5.5%


     The following table sets forth the funded status of the plan at December 31, 1995 and 1994:


                                                           1995       1994
                                                       (Thousands of Dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation                              $228,434   $205,364
  Nonvested benefit obligation                             15,540     13,966
      Accumulated benefit obligation                     $243,974   $219,330

Plan assets at fair value
  (invested primarily in equity and debt securities)     $447,760   $347,702
Projected benefit obligation                              284,145    246,318
Plan assets greater than
  projected benefit obligation                            163,615    101,384
Unrecognized net transition liability                       9,022     11,307
Unrecognized prior service costs                            9,660      9,374
Unrecognized net gain                                    (146,943)  (102,284)
      Pension asset recognized in
        Consolidated Balance Sheets                      $ 35,354   $ 19,781


     The accumulated benefit obligation is based on the plan's benefit formulas without considering expected future salary increases. The following table sets forth the assumptions used in determining the amounts shown above for the years 1995 and 1994.


                                                              1995     1994

Annual discount rate used to determine
  benefit obligations                                          7.5%     8.0%
Assumed annual rate of future salary increases
  for projected benefit obligation                             3.0%     2.5%

     The change in the annual discount rate used to determine benefit obligations from 8.0% to 7.5% and the change in the expected salary increase rate from 2.5% to 3.0% as of December 31, 1995 increased the projected benefit obligation and decreased the unrecognized net gain by approximately $28.6 million.

     In addition to pension benefits, the Company provides certain health care and life insurance benefits to active
and retired employees.   The costs of postretirement benefits
other than pensions are accrued during the years the employees render the service necessary to be eligible for the applicable benefits. Prior to 1993, the Company expensed these benefits, which are primarily health care, as claims were incurred. In its June 1993 electric rate order, the PSC approved the inclusion in rates of the portion of increased expenses related to electric operations. The Company expensed approximately $8.5 million and $8.6 million, net of payments to current retirees, for the years ended December 31, 1995 and 1994, respectively. The PSC has authorized accelerated amortization of the Company's remaining transition obligation for postretirement benefits other than pensions related to electric operations. (See Note 2A.)

     Net periodic postretirement benefit cost for the years ended
December 31, 1995, 1994 and 1993, included the following components:

                                                     1995     1994     1993
                                                     (Thousands of Dollars)

Service cost--benefits earned during the period    $ 2,076  $ 2,417  $ 1,908
Interest cost on accumulated postretirement
  benefit obligation                                 7,253    6,644    5,502
Adjustments:
  Return on plan assets                               -        -        -
  Amortization of unrecognized
    transition obligation                            3,344    3,344    3,344
  Other net amortization and deferral                  661      860     -
  Amounts contributed by the Company's affiliates     (610)    (575)    (525)
  Net periodic postretirement benefit cost         $12,724   $12,690  $10,229


     The determination of net periodic postretirement benefit cost is based upon the following assumptions:


                                                     1995      1994    1993

Annual discount rate                                  8.0%      7.25%   8.0%
Health care cost trend rate                          11.0%     11.25%  13.0%
Ultimate health care cost trend rate (to be
  achieved in 2004)                                   6.0%      5.25%   6.0%

     The following table sets forth the funded status of the plan at December 31, 1995 and 1994:

                                                              1995      1994
                                                        (Thousands of Dollars)

Accumulated postretirement benefit obligations for:
  Retirees                                                $ 64,989   $ 59,174
  Other fully eligible participants                          6,685      4,995
  Other active participants                                 27,076     24,889
Accumulated postretirement benefit obligation               98,750     89,058
Plan assets at fair value                                     -          -
Plan assets less accumulated postretirement benefit
  obligation                                               (98,750)   (89,058)
Unrecognized net transition liability                       58,237     61,581
Unrecognized prior service costs                             5,320      3,453
Unrecognized net loss                                       13,840     11,156
   Postretirement benefit liability recognized
    in Consolidated Balance Sheets                        $(21,353)  $(12,868)


     The accumulated postretirement benefit obligation is based upon the plan's benefit provisions and the following assumptions:

                                                        1995         1994
Assumed health care cost trend rate used to
  measure expected costs                                10.5%        12.0%
Ultimate health care cost trend rate
  (to be achieved in 2004)                               5.5%         6.0%
Annual discount rate                                     7.5%         8.0%
Annual rate of salary increases                          3.0%         2.5%


     The effect of a one percentage-point increase in the assumed health care cost trend rate for each future year on the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1995 and the accumulated postretirement benefit obligation as of December 31, 1995 would be to increase such amounts by $203,000 and $3.4 million, respectively.

L.  Debt Premium, Discount and Expense, Unamortized Loss on
Reacquired Debt

     Long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.

M.  Environmental

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. Such deferred amounts totaled $18.0 million and $20.2 million at December 31, 1995 and 1994, respectively, and are included in "Deferred Debits - Other."

N.  Fuel Inventories

     Nuclear fuel and fossil fuel inventories and sulfur dioxide emission allowances are purchased and financed by Fuel Company under a contract which requires the Company to reimburse Fuel Company for all costs and expenses relating to the ownership and financing of fuel inventories and sulfur dioxide emission allowances. Accordingly, such fuel inventories and emission allowances and fuel-related assets and liabilities are included in the Company's consolidated financial statements. (See Note 4.)


O.  Temporary Cash Investments

     The Company considers temporary cash investments having original maturities of three months or less to be cash equivalents. Temporary cash investments are generally in the form of commercial paper, certificates of deposit and repurchase agreements.

P.  Recently Issued Accounting Standards

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of the Statement, which will be implemented by the Company for the fiscal year beginning January 1, 1996, require the recognition of a loss in the income statement and related disclosures whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company does not believe that adoption of the provisions of the Statement will have a material impact on its results of operations or financial position.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which will be implemented by the Company on January 1, 1996. The Company does not believe that adoption of the provisions of the Statement will have a material impact on its results of operations or financial position.

Q.  Reclassifications

     Certain amounts from prior periods have been reclassified to conform with the 1995 presentation.

R.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   RATE MATTERS:

     A. On July 10, 1995, the Company filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting the Company an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase will be implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of substantially all (excluding accumulated deferred income taxes) of the Company's electric regulatory assets and the transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.

     B. On October 27, 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge, which was effective with the first billing cycle in November 1994 and is subject to annual review, provides for the recovery of approximately $16.2 million representing substantially all site assessment and cleanup costs for the Company's gas operations that had previously been deferred. In October 1995, as a result of the ongoing annual review, the PSC approved the continued use of the billing surcharge. The balance remaining to be recovered amounts to approximately $14.5 million.

     C. In September 1992 the PSC issued an order granting the Company a $.25 increase in transit fares from $.50 to $.75 in both Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low-income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. The Company appealed the PSC's order to the Circuit Court, which on May 23, 1995, ordered the case back to the PSC for reconsideration of several issues including the low-income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. Another Petition for Reconsideration was filed by the PSC and other intervenors, which was denied by the Circuit Court. Procedural matters in this case are yet to be resolved in the court.

3.  LONG-TERM DEBT:

     The annual amounts of long-term debt maturities, including amounts due under nuclear and fossil fuel agreements (see Note
4), and sinking fund requirements for the years 1996 through 2000 are summarized as follows:

Year                Amount                    Year                Amount
                         (Thousands of Dollars)

1996              $ 36,033                    1999             $ 17,663
1997                33,252                    2000              117,668
1998               114,483

     Approximately $17.3 million of the portion of long-term debt payable in 1996 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

     The Company has three-year revolving lines of credit totaling $100 million, in addition to other lines of credit, that provide liquidity for issuance of commercial paper. The three-year lines of credit provide back-up liquidity when commercial paper outstanding is in excess of $100 million. The long-term nature of the lines of credit allow commercial paper in excess of $100 million to be classified as long-term debt. The Company had outstanding commercial paper of $111.2 million at December 31, 1994, of which $11.2 million was reclassified to long-term debt.

     Certain outstanding long-term debt of an affiliated company (approximately $35.9 million at both December 31, 1995 and 1994) is guaranteed by the Company.

     Substantially all utility plant and fuel inventories are pledged as collateral in connection with long-term debt.

4.  FUEL FINANCINGS:

     Nuclear and fossil fuel inventories and sulfur dioxide emission allowances are financed through the issuance by Fuel Company of short-term commercial paper. These short-term borrowings are supported by an irrevocable revolving credit agreement which expires July 31, 1998. Accordingly, the amounts outstanding have been included in long-term debt. The credit agreement provides for a maximum amount of $125 million that may be outstanding at any time.

     Commercial paper outstanding totaled $76.8 million and $50.6 million at December 31, 1995 and 1994 at weighted average interest rates of 5.76% and 6.06%, respectively.

5.  COMMON EQUITY:

     The changes in "Stockholders' Investment" (Including
Preferred Stock Not Subject to Purchase or Sinking Funds) during
1995, 1994 and 1993 are summarized as follows:

                                        Common     Preferred    Thousands
                                        Shares       Shares     of Dollars

Balance December 31, 1992             40,296,147    322,877       $989,768
  Changes in Retained Earnings:
    Net Income                                                     145,968
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                             (6,217)
      Common Stock                                                (110,300)
  Equity Contributions from Parent                                  58,142
Balance December 31, 1993             40,296,147    322,877      1,077,361
  Changes in Retained Earnings:
    Net Income                                                     152,043
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                             (5,955)
      Common Stock                                                (113,700)
  Equity Contributions from Parent                                  49,710
Balance December 31, 1994             40,296,147    322,877      1,159,459
  Changes in Retained Earnings:
    Net Income                                                     169,185
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                             (5,687)
      Common Stock                                                (121,363)
  Equity Contributions from Parent
    including transfer of assets                                   139,505
Balance December 31, 1995             40,296,147    322,877     $1,341,099

     The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that under certain circumstances could limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal
Power Act requires the appropriation of a portion of the earnings therefrom. At December 31, 1995 approximately $14.5 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

6.   PREFERRED STOCK (Subject to Purchase or Sinking Funds):

     The call premium of the respective series of preferred stock in no case exceeds the amount of the annual dividend. Retirements under sinking fund requirements are at par values.

     The aggregate annual amounts of purchase fund or sinking fund requirements for preferred stock for the years 1996 through 2000 are summarized as follows:

     Year           Amount                 Year                     Amount
                        (Thousands of Dollars)

     1996           $2,439                 1999                    $2,440
     1997            2,440                 2000                     2,440
     1998            2,440


     The changes in "Total Preferred Stock (Subject to Purchase or Sinking Funds)" during 1995, 1994 and 1993 are summarized as follows:

                                           Number                Thousands
                                          of Shares              of Dollars

Balance December 31, 1992                   940,529                $ 58,639
  Shares Redeemed:
   $100 par value                            (7,374)                   (737)
    $50 par value                           (51,187)                 (2,558)
Balance December 31, 1993                   881,968                  55,344
  Shares Redeemed:
   $100 par value                            (8,072)                   (807)
    $50 par value                           (51,802)                 (2,591)
Balance December 31, 1994                   822,094                  51,946
  Shares Redeemed:
   $100 par value                            (6,809)                   (681)
    $50 par value                           (51,666)                 (2,583)
Balance December 31, 1995                   763,619                $ 48,682

7.   INCOME TAXES:

     Total income tax expense for 1995, 1994 and 1993 is as follows:

                                       1995            1994           1993
                                              (Thousands of Dollars)
Current taxes:
  Federal                             $ 94,137        $66,597       $60,577
  State                                 14,265          9,505         6,822
    Total current taxes                108,402         76,102        67,399
Deferred taxes, net:
  Federal                               (7,319)         7,727        12,197
  State                                   (603)         2,118         4,387
    Total deferred taxes                (7,922)         9,845        16,584
Investment tax credits:
    Amortization of amounts
      deferred (credit)                 (3,230)        (3,231)       (3,245)
      Total income tax expense        $ 97,250        $82,716       $80,738

     The difference in actual income taxes and the income taxes calculated from the application of the statutory Federal income tax rate (35% for 1995, 1994 and 1993) to pretax income is reconciled as follows:

                                        1995        1994          1993
                                            (Thousands of Dollars)

Net income                             $169,185    $152,043      $145,968
Total income tax expense:
  Charged to operating expenses          96,956      84,066        81,280
  Charged (credited) to other income        294      (1,350)         (542)
Total pretax income                    $266,435    $234,759      $226,706

Income taxes on above at statutory
  Federal income tax rate              $ 93,252    $ 82,166      $ 79,347
Increases (decreases) attributable to:
  Allowance for equity funds used
  during construction                    (3,325)     (2,796)       (2,624)
  Amortization of deferred
    return on  plant investment           1,486       1,486         1,486
  Depreciation differences                3,268       2,994         2,531
  Amortization of investment
    tax credits                          (3,230)     (3,231)       (3,245)
  State income taxes (less Federal
    income tax effect)                    8,880       7,555         7,286
  Deferred income tax flowback at
    higher than statutory rates          (3,310)     (3,647)       (3,641)
  Other differences, net                    229      (1,811)         (402)
       Total income tax expense        $ 97,250    $ 82,716      $ 80,738


    The tax effects of significant temporary differences comprising the Company's net deferred tax liability of $468.9 million at December 31, 1995 and $485.8 million at December 31, 1994 determined in accordance with Statement No. 109 (see Note
1J) are as follows:


                                                   1995              1994
                                                   (Thousands of Dollars)
Deferred tax assets:
     Unamortized investment tax credits         $ 48,512          $ 50,513
     Cycle billing                                19,143            17,521
     Nuclear operations expenses                   3,755               206
     Deferred compensation                         5,562             5,450
     Other postretirement benefits                 6,371             3,187
     Other                                         2,929             3,627
           Total deferred tax assets              86,272            80,504
Deferred tax liabilities:
     Property plant and equipment                520,294           533,394
     Pension expense                              14,191             9,022
     Reacquired debt                               6,680             7,146
     Research and experimentation                  6,196             2,276
     Other                                         7,801            14,458
          Total deferred tax liabilities         555,162           566,296
Net deferred tax liability                      $468,890          $485,792

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

8.   FINANCIAL INSTRUMENTS:

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 are as follows:

                                               1995                     1994
                                                  Estimated                Estimated
                                       Carrying     Fair         Carrying    Fair
                                        Amount      Value         Amount     Value
                                                 (Thousands of Dollars)
Assets:
  Cash and temporary cash
    investments                    $    6,798  $   6,798      $      346   $     346
  Investments                              61         61              61          61
Liabilities:
  Short-term borrowings                    81         81         100,000     100,000
  Notes payable - affiliated
    companies                            -          -             19,409      19,409
  Long-term debt                    1,315,412  1,412,213       1,264,233   1,195,023
  Preferred stock (subject
    to purchase or sinking funds)      48,682     46,603          51,946      49,348


The information presented herein is based on pertinent information available to the Company as of December 31, 1995 and 1994. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 1995, and the current estimated fair value may differ significantly from the estimated fair value at that date.


     The following methods and assumptions were used to estimate the fair value of the above classes of financial instruments:

     Cash and temporary cash investments, including commercial paper, repurchase agreements, treasury bills and notes are valued at their carrying amount.

     Fair values of investments and long-term debt are based on quoted market prices of the instruments or similar instruments, or for those instruments for which there are no quoted market prices available, fair values are based on net present value calculations. Settlement of long term debt may not be possible or may not be a prudent management decision.

     Short-term borrowings are valued at their carrying amount.

     The fair value of preferred stock (subject to purchase or sinking funds) is estimated on the basis of market prices.

     Potential taxes and other expenses that would be incurred in an actual sale or settlement have not been taken into consideration.

9.   SHORT-TERM BORROWINGS:

     The Company pays fees to banks as compensation for its committed lines of credit. Commercial paper borrowings are for 270 days or less. Details of lines of credit and short-term borrowings, excluding amounts classified as long-term (Notes 3 and 4), at December 31, 1995, 1994 and 1993 and for the years then ended are as follows:

                                               1995        1994        1993
                                                  (Millions of dollars)

Authorized lines of credit at year-end        $165.0     $165.0      $212.0
Unused lines of credit at year-end            $165.0     $165.0      $212.0
Short-term borrowings outstanding at
  year-end:
    Commercial paper                          $ 80.5     $100.0      $  1.0
    Weighted average interest rate              5.83%      6.04%       3.35%


10.  COMMITMENTS AND CONTINGENCIES:

    A. Construction

     The Company entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina. Construction of the plant started in November 1992. Commercial operation began in January 1996. The cost of the Cope plant, excluding AFC, is $410.9 million. In addition, the transmission lines for interconnection with the Company's system cost $22.5 million.

    Under the Duke/Fluor Daniel contract the aggregate amount of required minimum payments remaining at December 31, 1995 is $4.2 million due in 1996. Through December 31, 1995 the Company had paid $378.7 million under the contract.

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

     The Company currently maintains policies (for itself and on behalf of the PSA) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $1.9 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed 7 1/2 times its annual premium in the event of property damage loss to any nuclear generating facilities covered under the NEIL program. Based on the current annual premium, this retroactive premium would not exceed $8.2 million.

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

     C. Environmental

     As described in Note 1M of Notes to Consolidated Financial Statements, the Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. Such deferred amounts totaled $18.0 million and $20.2 million at December 31, 1995 and 1994, respectively. Estimates to date include, among other items, the costs estimated to be associated with the matters discussed in the following paragraphs.

     The Company owns four decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The
Company maintains an active review of the sites to monitor the nature and extent of the residual contamination.

     In September 1992 the EPA notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately eighteen acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of the Company's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study (RI/FS) and a corresponding Scope of Work. Field work began in November 1993. The Company is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the city's aquarium site. In 1994 the City of Charleston notified the Company that it considers the Company to be responsible for a $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park Area Site. The Company believes it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its financial position or results of operations.

     D.  Claims and Litigation

     The Company is engaged in various claims and litigation incidental to its business operations which management anticipates will be resolved without loss to the Company. No estimate of the range of loss from these matters can currently be determined.

11.  SEGMENT OF BUSINESS INFORMATION:

     Segment information at December 31, 1995, 1994 and 1993 and for the years then ended is as follows:

                                    1995
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $1,006,566   $  200,632  $  3,889   $1,211,087
Operating expenses,
  excluding depreciation
  and amortization               657,452      169,768    10,429      837,649
Depreciation and
  amortization                   103,961       12,616     1,007      117,584
Total operating expenses         761,413      182,384    11,436      955,233
Operating income (loss)       $  245,153   $   18,248  $ (7,547)     255,854

Add - Other income, net                                                9,553
Less - Interest charges                                               96,222
Net income                                                        $  169,185

Capital expenditures:
  Identifiable                $  245,016   $   19,670  $    265   $  264,951

  Utilized for overall Company operations                             27,816
Total                                                             $  292,767

Identifiable assets at
  December 31, 1995:
    Utility plant, net        $2,850,647   $  209,847  $  1,878   $3,062,372
    Inventories                   76,697        2,155       561       79,413
          Total               $2,927,344   $  212,002  $  2,439    3,141,785

Other assets                                                         660,648
Total assets                                                      $3,802,433


                                    1994
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $975,526     $201,746    $  4,002   $1,181,274
Operating expenses,
  excluding depreciation
  and amortization             659,610      173,717      10,577      843,904
Depreciation and
  amortization                  95,666       11,060         226      106,952
Total operating expenses       755,276      184,777      10,803      950,856
Operating income (loss)     $  220,250     $ 16,969    $ (6,801)     230,418

Add - Other income, net                                                7,271
Less - Interest charges                                               85,646
Net income                                                        $  152,043

Capital expenditures:
  Identifiable              $  359,510     $ 40,923    $    347   $  400,780

  Utilized for overall Company operations                             20,167
Total                                                             $  420,947

Identifiable assets at
  December 31, 1994:
    Utility plant, net      $2,717,147     $201,018    $  1,791   $2,919,956
    Inventories                 85,113        2,605         495       88,213
          Total             $2,802,260     $203,623    $  2,286    3,008,169

Other assets                                                         578,922
Total assets                                                      $3,587,091

                                    1993
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues          $  940,547     $174,035    $ 3,851    $1,118,433
Operating expenses,
  excluding depreciation
  and amortization             639,808      148,349      9,737       797,894
Depreciation and
  amortization                  91,142        9,903        175       101,220
Total operating expenses       730,950      158,252      9,912       899,114
Operating income (loss)     $  209,597     $ 15,783    $(6,061)      219,319

Add - Other income, net                                                6,585
Less - Interest charges                                               79,936
Net income                                                        $  145,968

Capital expenditures:
  Identifiable              $  274,408     $ 11,674    $  604     $  286,686

  Utilized for overall Company operations                             13,934
Total                                                             $  300,620

Identifiable assets at
  December 31, 1993:
    Utility plant, net      $2,445,466     $178,464    $1,673     $2,625,603
    Inventories                 66,181        2,526       463         69,170
          Total             $2,511,647     $180,990    $2,136      2,694,773

Other assets                                                         495,166
Total assets                                                      $3,189,939

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):


                                   1995
                           (Thousands of Dollars)
                         First     Second      Third     Fourth
                        Quarter    Quarter    Quarter    Quarter    Annual
Total operating
  revenues             $308,759   $275,139   $339,937  $287,252  $1,211,087
Operating income         67,189     53,153     87,023    48,489     255,854
Net Income               45,249     30,870     65,040    28,026     169,185



                                   1994
                           (Thousands of Dollars)
                         First     Second      Third     Fourth
                        Quarter    Quarter    Quarter    Quarter    Annual
Total operating
  revenues             $313,321   $263,033   $327,066  $277,854  $1,181,274
Operating income         63,520     43,316     79,133    44,449     230,418
Net Income               45,340     24,348     57,619    24,736     152,043

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE
                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                  DIRECTORS

     The directors listed below were elected April 27, 1995 to hold office until the next annual meeting of the Company's stockholders on April 25, 1996.

Name and Year First
  Became Director           Age     Principal Occupation; Directorships

Bill L. Amick               52     For more than five years, Chairman of the
    (1990) Board and Chief Executive Officer of Amick Farms, Inc., Batesburg, SC (vertically integrated broiler operation).

                                   For more than five years, Chairman and Chief
                                     Executive Officer of Amick Processing, Inc.
                                     and Amick Broilers, Inc.

                                   Director, SCANA Corporation, Columbia, SC.

William B. Bookhart, Jr.    54     For more than five years, a partner in
    (1979)                           Bookhart Farms, Elloree, SC (general
                                     farming).

                                   Director, SCANA Corporation, Columbia, SC.

William T. Cassels, Jr.     66     For more than five years, Chairman of the
    (1990) Board, Southeastern Freight Lines, Inc., Columbia, SC (trucking business).

                                   Director, SCANA Corporation, Columbia, SC;
                                     South Carolina National Corporation,
                                     Columbia, SC; Wachovia Bank of South
                                     Carolina, N.A., Columbia, SC.

Hugh M. Chapman             63     Since January 1, 1992, Chairman of
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

                                   Director, SCANA Corporation, Columbia, SC.

Name and Year First
  Became Director           Age     Principal Occupation; Directorships

James B. Edwards, D.M.D.    68      For more than five years, President and
    (1986) Professor of Maxillofacial Surgery, Medical University of South Carolina, Charleston, SC.

                                    U.S. Secretary of Energy from January
                                      1981 to November 1982.

                                    Governor of South Carolina, 1975-1979.

                                    Director, Phillips Petroleum Co.,
                                      Bartlesville, OK;  WMX Technologies, Inc.,
                                      Oak Brook, IL; General Engineering
                                      Laboratories, Inc., Charleston SC;
                                      GS Industries, Inc., Charlotte, NC; IMO
                                      Industries, Inc., Lawrenceville, NJ;
                                      National Data Corporation, Atlanta, GA;
                                      SCANA Corporation, Columbia, SC.

Elaine T. Freeman           60      For more than five years, Executive Director
    (1992)                            of ETV Endowment of South Carolina, Inc.
                                      (non-profit organization), Spartanburg,
                                      SC.

                                    Director National Bank of South Carolina,
                                      Columbia, SC; SCANA Corporation,
                                      Columbia, SC.

Lawrence M. Gressette, Jr.  64      For more than five years, Chairman of the
    (1987)                            Board and Chief Executive Officer
                                      of SCANA Corporation and Chairman
                                      of the Board and Chief Executive
                                      Officer of all SCANA subsidiaries,
                                      including the Company.

                                    For more than five years prior to
                                      December 13, 1995, President of
                                      SCANA Corporation.

                                    Director, Wachovia Corporation, Winston-
                                      Salem, NC; InterCel, Inc., West Point, GA;
                                      The Liberty Corporation, Greenville, SC;
                                      SCANA Corporation, Columbia, SC.

Benjamin A. Hagood          68      Since January 1, 1993, Chairman of the
     (1974) Board William M. Bird and Company, Inc., Inc., Charleston, SC (wholesale distributor of floor covering material).

                                    For more than two years prior to January 1,
                                       1993, President and Director, William M.
                                       Bird and Company, Inc., Charleston, SC.

                                    Director, SCANA Corporation, Columbia, SC.

Name and Year First
  Became Director          Age     Principal Occupation; Directorships

W. Hayne Hipp               56      For more than five years, President and
    (1983) Chief Executive Officer, The Liberty Corporation, Greenville, SC (insurance and broadcasting holding company).

                                    Director, The Liberty Corporation,
                                      Greenville, SC; Wachovia Corporation,
                                      Winston-Salem, NC; SCANA Corporation,
                                      Columbia, SC.

Bruce D. Kenyon             53      For more than five years, President and
    (1991)                            Chief Operating Officer of the Company.

                                    Director, SCANA Corporation, Columbia, SC.

F. Creighton McMaster       66      For more than five years, President and
    (1974) Manager, Winnsboro Petroleum Company, Winnsboro, SC (wholesale distributor of petroleum products).

                                    Director, First Union National Bank of
                                      South Carolina, Greenville, SC; SCANA
                                      Corporation, Columbia, SC.

Henry Ponder, Ph.D.         67      For more than five years, President, Fisk
    (1983)                            University, Nashville, TN.

                                    Director, Suntrust Banks, Inc., Nashville,
                                      TN; SCANA Corporation, Columbia, SC.

John B. Rhodes              65      For more than five years, Chairman and
    (1967)                            Chief Executive Officer, Rhodes Oil
                                      Company, Inc., Walterboro, SC
                                      (distributor of petroleum products).

                                    Director, SCANA Corporation, Columbia, SC.

William B. Timmerman        49      Since December 13, 1995, President of SCANA
    (1991)                            Corporation.

                                    From May 1, 1994 to December 13, 1995,
                                      Executive Vice President of SCANA
                                      Corporation.

                                    Since August 25, 1993, Assistant Secretary
                                      of SCANA Corporation and all of its
                                      subsidiaries, including the Company.

                                    From August 28, 1991 to February 20, 1996,
                                      Chief Financial Officer of the Company.

                                    For more than five years prior to May 1, 1994, Senior Vice President of SCANA SCANA Corporation.

                                    For more than five years prior to February
                                      20, 1996, Controller of SCANA Corporation.

                                    Director, SCANA Corporation, Columbia, SC;
                                       InterCel, Inc., West Point, GA.

Name and Year First
  Became Director           Age     Principal Occupation; Directorships

E. Craig Wall, Jr.          58      For more than five years, President and
    (1982)                            Director, Canal Industries, Conway, SC
                                      (forest products industry).

                                    Director, Sonoco Products Company,
                                      Hartsville, SC; Ruddick Corporation,
                                      Charlotte, NC; Nationsbank Corp.,
                                      Charlotte, NC; Blue Cross/Blue Shield of
                                      South Carolina, Columbia, SC; SCANA
                                      Corporation, Columbia, SC.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The Company's officers are elected at the annual organizational meeting of the Board of Directors and hold office until the next such organizational meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.
                                   Positions Held During
      Name                Age          Past Five Years              Dates

L.M. Gressette, Jr. (1)    64       Chairman of the Board and
                                      Chief Executive Officer      *-present
                                    President - SCANA              *-1995

B.D. Kenyon (1)            53       President and Chief
                                      Operating Officer            1990-present

W.B. Timmerman (1)         49       President - SCANA              1995-present
                                    President of MPX, an
                                      affiliate                    1996-present
                                    Executive Vice President,      1994-1995
                                      SCANA
                                    Assistant Secretary            1993-1996
                                    Chief Financial Officer        *-1996
                                    Controller, SCANA              *-1996
                                    Senior Vice President,         *-1994
                                      SCANA

G.J. Bullwinkel, Jr.       47       Senior Vice President-
                                      Retail Electric              1995-present
                                    Senior Vice President-
                                      Fossil & Hydro Production    1993-1994
                                    Senior Vice President-
                                      Production                   1991-1992

W.A. Darby                 50       Senior Vice President -
                                      Gas, SCANA Gas Group         1996-present
                                    Vice President-Gas Operations  *-present
                                    President and Treasurer of
                                      ServiceCare                  1996-present
                                   General Manager of ServiceCare,
                                      Inc., an affiliate           1994-present

J. L. Skolds               45       Senior Vice President -        1994-present
                                      Generation
                                    Vice President - Nuclear
                                      Operations                   1990-1994

K. B. Marsh (1)            40       Vice President - Finance,
                                      Chief Financial Officer
                                      and Controller - SCANA       1996-present
                                    Vice President - Finance,
                                      Treasurer and Secretary      1992-1996
                                    Vice President - Finance
                                      and Treasurer                1991-1992
                                    Vice President - Corporate
                                      Planning                     1991
                                    Vice President and
                                      Controller                   *-1991

B.T. Zeigler (1)           40       Vice President - SCANA         1996-present
                                    General Counsel of SCE&G       1995-present
                                    Associate General Counsel -
                                      SCE&G Legal Department       1992-1995
                                    Partner - Lewis, Babcock &
                                      Hawkins Law Firm             *-1992

*Indicates position held at least since March 1, 1991

(1) Also an executive officer of SCANA

     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

All of the Company's common stock is held by its parent, SCANA Corporation, and none of the directors and executive officers of the Company own any of the other classes of equity securities of the Company. The required forms indicate that no equity securities of the Company are owned by the directors and executive officers. Based solely on a review of the copies of such forms and amendments furnished to the Company and written representations from the executive officers and directors, the Company believes that during 1995 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with except that one report covering initial ownership of the Company's preferred stock was filed late by Kevin B. Marsh and Belton
T. Zeigler.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table contains information with respect to compensation paid or accrued during the years 1995, 1994 and 1993 to the Chief Executive Officer of the Company and to each of the other four most highly compensated executive officers of the Company during 1995 who were serving as executive officers of the Company at the end of 1995.


                        SUMMARY COMPENSATION TABLE

Name and Principal     Year       Annual Compensation           Long-Term
Position                                                        Compensation
                                           (1)       (2)
                               Salary     Bonus     Other       Payouts
                                 ($)       ($)      Annual
                                                    Compen-
                                                    sation
                                                      ($)        (3)         (4)
                                                                 LTIP      All Other
                                                                Payouts    Compensa-
                                                                 ($)       tion ($)
L. M. Gressette, Jr.   1995    449,246(5) 197,500    65,779     390,156    26,955
Chairman of the        1994    416,609          0     2,255     173,375    24,996
Board and Chief        1993    383,557    186,615    61,699     266,007    23,013
Executive Officer

B. D. Kenyon           1995    318,542    104,353     7,107     172,240    19,113
President and Chief    1994    313,581     96,768     2,649      81,619    18,815
Operating Officer      1993    297,760     99,090     4,201     125,792    17,866

W. B. Timmerman        1995    254,214    101,588       987     150,353    15,127
Chief Financial        1994    235,099     19,725     1,323      70,751    14,106
Officer and            1993    220,752     95,738     2,828     109,768    13,245
Assistant Secretary

G. J. Bullwinkel       1995    189,097     70,904       487      90,402    11,346
Senior Vice President  1994    170,828     42,573       762      38,249     9,826
- Retail Electric      1993    148,705     51,975     1,477      58,489         0

J. L. Skolds           1995    176,156     74,151        54      76,128    10,569
Senior Vice President  1994    156,731     42,573     2,146      38,249     9,404
- Generation           1993    146,438     43,605     4,065      58,489         0
______________
(1)  Payments under the annual Performance Incentive Plan described hereafter.
(2)  Other annual compensation consists of (i) for Mr. Gressette, perquisites including compensation related to whole life insurance premiums for 1995 in the amount of $54,642, (ii) for Mr. Kenyon, a lump sum payment in lieu of a base salary increase in 1995 and (iii) for all named officers, payments to cover taxes on benefits.
(3)  Payments under the long-term Performance Share Plan described hereafter.
(4)  All other compensation consists solely of Company contributions to defined contribution plans based on the funding formula applicable to all employees of the Company.
(5)  Reflects actual salary paid in 1995.  Base salary of $460,000, became effective in May of 1995.


Long-Term Performance Share Plan

     The long-term Performance Share Plan for officers of SCANA and its subsidiaries measures SCANA's Total Shareholder Return ("TSR") relative to a group of peer companies over a three-year period. The "PSP Peer Group" includes 94 electric and gas utilities, none of which have annual revenues of less than $100 million.

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

     Executives eligible to participate in the Performance Share Plan are assigned target award opportunities annually based primarily on their salary level. In determining award sizes, levels of responsibilities and competitive practices also are considered. Awards under this plan represent a significant portion of executives "at-risk" compensation. To provide additional incentive for executives, and to ensure that executives are only rewarded when shareholders gain, actual payouts may exceed the median of the market when performance is above the 50th percentile of the peer group. For lesser performance, awards will be at or below the market median.

     Payouts occur when SCANA's TSR is in the top two-thirds of the PSP Peer Group, and vary based on SCANA's ranking against the peer group. Executives earn threshold payouts of 0.4 times target at the 33rd percentile of three-year performance. Target payouts will be made at the 50th percentile of three-year performance. Maximum payouts will be made at 1.5 times target when SCANA's TSR is at or above the 75th percentile of the peer group. Payments will be made on a sliding scale for performance between threshold and target and target and maximum. No payouts will be earned if performance is in the bottom one-third of the peer group. Awards are denominated in shares of SCANA Common Stock and may be paid in either stock or a combination of stock and cash.

     For the three-year period from 1993 through 1995, SCANA's TSR was at the 98th percentile of the PSP Peer Group. This resulted in payouts in February 1996 at 150% of target shares awarded paid in a combination of stock and cash.

     The following table shows the target awards made in 1995 for potential payment in 1998 under the long-term Performance Share Plan, and estimated future payouts under that plan at threshold, target and maximum levels for the named executive officers. Mr. Gressette's award for the 1995-1997 performance period is prorated to reflect his retirement in February 1997.



                    LONG-TERM INCENTIVE PLANS - AWARDS
                            IN LAST FISCAL YEAR
                TARGET AWARDS FOR 1995 TO BE PAID IN 1998

                         Number of    Performance   Estimated Future Payouts Under
                          Shares,      or Other       Non-Stock Price-Based Plans
                         Units or     Period Until
                           Other       Maturation
         Name            Rights (#)    or Payout
                                                     Threshold   Target    Maximum
                                                 ($ or #)   ($ or #)  ($ or #)

L. M. Gressette, Jr.  6,023        1995-1997      2,409      6,023      9,035
B. D. Kenyon          3,700        1995-1997      1,480      3,700      5,550
W. B. Timmerman       3,220        1995-1997      1,288      3,220      4,830
G. J. Bullwinkel      1,940        1995-1997        776      1,940      2,910
J. L. Skolds          1,940        1995-1997        776      1,940      2,910



DEFINED BENEFIT PLANS

     In addition to the qualified Retirement Plan for all employees, the Company has Supplemental Executive Retirement Plans ("SERP") for certain eligible employees, including officers. A SERP is an unfunded plan which provides for benefit payments in addition to those payable under a qualified retirement plan. It maintains uniform application of the Retirement Plan benefit formula and would provide, among other benefits, payment of Retirement Plan formula pension benefits, if any, which exceed those payable under the Internal Revenue Code ("IRC") maximum benefit limitations.

     The following table illustrates the estimated maximum annual benefits payable upon retirement at normal retirement date under the Retirement Plan and the SERPs.

                          Pension Plan Table

      Final                          Service Years
   Average Pay     15         20         25         30         35


    $150,000      42,311     56,415     70,519     84,623    87,476
     200,000      57,311     76,415     95,519    114,623   118,726
     250,000      72,311     96,415    120,519    144,623   149,976
     300,000      87,311    116,415    145,519    174,623   181,226
     350,000     102,311    136,415    170,519    204,623   212,476
     400,000     117,311    156,415    195,519    234,623   243,726
     450,000     132,311    176,415    220,519    264,623   274,976
     500,000     147,311    196,415    245,519    294,623   306,226
     550,000     162,311    216,415    270,519    324,623   337,476
     600,000     177,311    236,415    295,519    354,623   368,726

     The compensation shown in the column labeled "Salary" of the Summary Compensation Table for the individuals named therein is covered by the Retirement Plan and/or a SERP. As of December 31, 1995, Messrs. Gressette, Kenyon, Timmerman, Bullwinkel and Skolds had credited service under the Retirement Plan (or its equivalent under the SERP) of 33, 22, 17, 25 and 10 years, respectively. Benefits are computed based on a straight-life annuity with an unreduced 60% surviving spouse benefit. The amounts in this table assume continuation of the primary Social Security benefits in effect at January 1, 1996 and are not subject to any deduction for Social Security or other offset amounts.

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

     All of the executive officers named in the Summary Compensation Table above are participating in the program. Estimated annual retirement benefits payable at age 65 based on projected eligible compensation (assuming increases of 4% per year) to the five executive officers named in the Summary Compensation Table are as follows:
Mr. Gressette - $113,790; Mr. Kenyon - $122,658; Mr. Timmerman - $129,942; Mr. Bullwinkel - $90,887; and Mr. Skolds - $93,234.

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

     When a potential change in control occurs, a participant is obli-gated to remain with the Company for six months unless his employment is terminated for disability or normal retirement or until a change in control occurs. Upon a change in control resulting in an officer's termination, the Severance Plan provides for guaranteed severance payments equal to three times the annual compensation of the officer plus payments under certain of the Company's incentive and retirement plans. The officer also would receive an additional amount (a "gross-up" payment) for any IRC Section 4999 excess tax or any such other similar tax applicable to the severance payments. In addition, for 36 months after termination, the officer would receive coverage for medical benefits and life insurance so as to provide the same level of benefits previously enjoyed under group plans or individual policy contracts or otherwise as determined by the Executive Committee of the Board of Directors. Such benefits however would be reduced to the extent that the participant receives similar benefits during the period from another employer.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1995, no officer, employee or former officer of the Company or its affiliates served as a member of the Long-Term Compensation Committee or the Performance Committee, except Mr. Gressette who served as a member of the Performance Committee. Although Mr. Gressette was an ex-officio, nonvoting member of the Performance Committee during 1995, he did not participate in any of its deliberations concerning executive officer compensation.

     Since January 1, 1995, the Company has engaged in business transactions with entities with which Mr. Chapman (Chairman of both the Performance Committee and the Long-Term Compensation Committee) and Mr. McMaster (a member of the Long-Term Compensation Committee) are executive officers.

     Mr. Chapman is Chairman of NationsBank South, a division of NationsBank Corporation. Since January 1, 1995, the Company has engaged in various transactions in which affiliates of NationsBank Corporation acted as lender or provider of lines of credit or credit support to the Company and its affiliates. The amount paid during 1995 by the Company and its affiliates to NationsBank Corporation affiliates on account of such transactions was $3,339,270. It is anticipated that transactions such as described above will continue in the future.

     Mr. McMaster is the President and Manager of Winnsboro Petroleum Company. Purchases from Winnsboro Petroleum Company totaling $71,413 for fuel oil and gasoline were made during 1995 by the Company and its affiliates. It is anticipated that such purchases will continue in the future.

     During 1995, there existed one executive officer-director interlock where an executive officer of SCANA Corporation served as a director of another company that had an executive officer serving on one of the SCANA Board of Directors' committees which deals with compensation matters. Mr. Gressette, Chairman of the Board and Chief Executive Officer of the Company, served as a director of The Liberty Corporation and Mr. Hipp, President and Chief Executive Officer of The Liberty Corporation, served as a member of the Company's Long-Term Compensation Committee.

Compensation of Directors

     Fees. During 1995, directors who were not employees of the Company were paid $16,000 annually for services rendered, plus $1,800 for each Board meeting attended and $850 for attendance at a committee meeting which is not held on the same day as a regular meeting of the Board. The fee for attendance at a telephone conference meeting is $200. The fee for attendance at a conference is $850. In addition, directors are paid, as part of their compensation, travel, lodging and incidental expenses related to attendance at meetings and conferences. Directors who are employees of the Company or its affiliates receive no compensation for serving as directors or attending meetings.

     Deferral Plan. SCANA has a plan pursuant to which directors may defer all or a portion of their fees for services rendered and meeting attendance. Interest is earned on the deferred amounts at a rate set by the Performance Committee. During 1995 and currently, the rate is set at the announced prime rate of Wachovia Bank of South Carolina. Mr. Cassels and Mr. Rhodes were the only directors participating in the plan during 1995. Mr. Cassels became a participant in January 1994 and Mr. Rhodes in July 1987, and interest credited to their deferral accounts during 1995 was $3,591.94 and $19,557.86, respectively.

     Endowment Plan. Each director participates in the Directors' Endowment Plan, which provides that SCANA make a tax deductible, charitable contribution totaling $500,000 to institutions of higher education nominated by the director. A portion is contributed upon retirement of the director and the remainder upon the director's death. The plan is funded in part through insurance on the lives of the directors. Designated in-state institutions of higher education must be approved by the Chief Executive Officer of SCANA; any out-of-state designation must be approved by the Performance Committee. The designated institutions are reviewed on an annual basis by the Chief Executive Officer to assure compliance with the intent of the program. The plan is intended to reinforce SCANA's commitment to quality higher education and is intended to enhance SCANA's ability to attract and retain qualified board members.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     All shares of the Company's Common Stock are held, beneficially and of record, by SCANA Corporation.

     The table set forth below indicates the shares of SCANA's Common Stock beneficially owned as of March 8, 1996 by each director and nominee, each of the executive officers named in the Summary
Compensation Table on page 59, and the directors and executive officers of the Company as a group.

                   SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Amount and Nature   Name of Beneficial Amount and Nature
     Owner           of Ownership   1        Owner          of Ownership   1
B. L. Amick               2,486        W. Hayne Hipp            2,800
W. B. Bookhart, Jr.      15,761        B. D. Kenyon            18,883
G. J. Bullwinkel         17,255        F. C. McMaster           5,630
W. T. Cassels, Jr.        2,000        Henry Ponder            12,381
H. M. Chapman             6,000        J. B. Rhodes             7,780
J. B. Edwards             4,665        J. L. Skolds             6,414
E. T. Freeman             4,220        W. B. Timmerman         36,459
L. M. Gressette, Jr.     47,493        E. C. Wall, Jr.         14,000
B. A. Hagood              2,370

All directors and executive officers as a group (21 persons) TOTAL 247,243
TOTAL PERCENT OF CLASS                                                 0.2%

     The information set forth above as to the security ownership has been furnished to the Company by such persons.
_____________________

1  Includes shares owned by close relatives, the beneficial
ownership
   of which is disclaimed by the director or nominee, as follows:
   Mr. Amick - 480; Mr. Bookhart - 4,498;   Mr. Gressette - 1,060;
   Mr. Hagood - 334; Mr. McMaster - 2,000.

   Includes shares purchased through December 31, 1995, but not thereafter, by the Trustee under the Savings Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding certain relationships and related transactions, see Item 11, "Compensation Committee Interlocks and
Insider Participation."

                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

Financial Statements and Schedules

     See Index to Consolidated Financial Statements and
Supplementary Data on page 30.


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



(REGISTRANT)      SOUTH CAROLINA ELECTRIC & GAS COMPANY
BY (SIGNATURE)    s/Bruce D. Kenyon
(NAME AND TITLE)  Bruce D. Kenyon, President and Chief
                  Operating Officer
DATE              February 20, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



(i) Principal executive officer:
BY (SIGNATURE)    s/L. M. Gressette, Jr.
(NAME AND TITLE)  L. M. Gressette, Jr., Chairman of the Board,
                  Chief Executive Officer and Director
DATE              February 20, 1996


(ii) Principal financial officer:
BY (SIGNATURE)    s/K. B. Marsh
(NAME AND TITLE)  K. B. Marsh, Chief Financial Officer
DATE              February 20, 1996


(iii) Principal accounting officer:
BY (SIGNATURE)    s/J. E. Addison
(NAME AND TITLE)  J. E. Addison, Vice President and Controller
DATE              February 20, 1996


BY (SIGNATURE)    s/B. L. Amick
(NAME AND TITLE)  B. L. Amick, Director
DATE              February 20, 1996


BY (SIGNATURE)    s/W. B. Bookhart, Jr.
(NAME AND TITLE)  W. B. Bookhart, Jr., Director
DATE              February 20, 1996


BY (SIGNATURE)    s/W. T. Cassels, Jr.
(NAME AND TITLE)  W. T. Cassels, Jr., Director
DATE              February 20, 1996


BY (SIGNATURE)    s/H. M. Chapman
(NAME AND TITLE)  H. M. Chapman, Director
DATE              February 20, 1996


BY (SIGNATURE)    s/J. B. Edwards
(NAME AND TITLE)  J. B. Edwards, Director
DATE              February 20, 1996

BY (SIGNATURE)    s/E. T. Freeman
(NAME AND TITLE)  E. T. Freeman, Director
DATE              February 20, 1996


BY (SIGNATURE)    s/B. A. Hagood
(NAME AND TITLE)  B. A. Hagood, Director
DATE              February 20, 1996


BY (SIGNATURE)    s/W. Hayne Hipp
(NAME AND TITLE)  W. Hayne Hipp, Director
DATE              February 20, 1996


BY (SIGNATURE)    s/F. C. McMaster
(NAME AND TITLE)  F. C. McMaster, Director
DATE              February 20, 1996


BY (SIGNATURE)    s/Henry Ponder
(NAME AND TITLE)  Henry Ponder, Director
DATE              February 20, 1996


BY (SIGNATURE)    s/W. B. Timmerman
(NAME AND TITLE)  W. B. Timmerman, Director
DATE              February 20, 1996


BY (SIGNATURE)    s/J. B. Rhodes
(NAME AND TITLE)  J. B. Rhodes, Director
DATE              February 20, 1996


BY (SIGNATURE)    s/E. C. Wall, Jr.
(NAME AND TITLE)  E. C. Wall, Jr., Director
DATE              February 20, 1996

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered
Number                                                              Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
        Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on December 15, 1993
          (Exhibit 3-A to Form 10-Q for the quarter
          ended June 30, 1994, File No. 1-3375)....................   #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File No. 1-3375)....   #
       C. Articles of Amendment, dated November 9, 1994
          (Exhibit 3-C to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)......................   #
       D. Articles of Amendment, dated December 9, 1994
          (Exhibit 3-D to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)......................   #
       E. Articles of Correction, dated January 17, 1995
          (Exhibit 3-E to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)......................   #
       F. Articles of Amendment, dated January 13, 1995
          and filed January 17, 1995 (Exhibit 3-F to
          Form 10-K for the year ended December 31, 1994,
          File No. 1-3375).........................................   #
       G. Articles of Amendment dated March 31, 1995
          (Exhibit 3-G to Form 10-Q for the quarter
          ended March 31, 1995, File No. 1-3375)...................   #
       H. Articles of Correction - Amendment to Statement
          filed March 31, 1995, dated December 13, 1995
          (Filed herewith).........................................   71
       I. Articles of Amendment dated December 13, 1995
          (Filed herewith).........................................   72
       J. Copy of By-Laws of the Company as revised and
          amended thru December 15, 1993 (Exhibit 3-AZ to
          Form 10-K for the year ended December 31, 1993,
          File No. 1-3375).........................................   #

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

          December 1, 1950   Exhibit 2-D to Registration No. 2-26459
          July 1, 1951       Exhibit 2-E to Registration No. 2-26459
          June 1, 1953       Exhibit 2-F to Registration No. 2-26459
          June 1, 1955       Exhibit 2-G to Registration No. 2-26459
          November 1, 1957 Exhibit 2-H to Registration No. 2-26459 September 1, 1958 Exhibit 2-I to Registration No. 2-26459 September 1, 1960 Exhibit 2-J to Registration No. 2-26459

# Incorporated herein by reference as indicated.

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                                                  Sequentially
                                                                     Numbered
Number                                                                 Pages
4. (continued)
          June 1, 1961       Exhibit 2-K to Registration No. 2-26459
          December 1, 1965   Exhibit 2-L to Registration No. 2-26459
          June 1, 1966       Exhibit 2-M to Registration No. 2-26459
          June 1, 1967       Exhibit 2-N to Registration No. 2-29693
          September 1, 1968  Exhibit 4-O to Registration No. 2-31569
          June 1, 1969       Exhibit 4-C to Registration No. 33-38580
          December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
          June 1, 1970       Exhibit 4-R to Registration No. 2-37363
          March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
          January 1, 1972    Exhibit 4-C to Registration No. 33-38580
          July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
          May 1, 1975        Exhibit 4-C to Registration No. 33-38580
          July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
          February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
          December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
          March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
          May 1, 1977        Exhibit 4-C to Registration No. 33-38580
          February 1, 1978   Exhibit 4-C to Registration No. 33-38580
          June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
          April 1, 1979      Exhibit 4-C to Registration No. 33-38580
          June 1, 1979       Exhibit 4-C to Registration No. 33-38580
          April 1, 1980      Exhibit 4-C to Registration No. 33-38580
          June 1, 1980       Exhibit 4-C to Registration No. 33-38580
          December 1, 1980   Exhibit 4-C to Registration No. 33-38580
          April 1, 1981      Exhibit 4-D to Registration No. 33-49421
          June 1, 1981       Exhibit 4-D to Registration No. 2-73321
          March 1, 1982      Exhibit 4-D to Registration No. 33-49421
          April 15, 1982     Exhibit 4-D to Registration No. 33-49421
          May 1, 1982        Exhibit 4-D to Registration No. 33-49421
          December 1, 1984   Exhibit 4-D to Registration No. 33-49421
          December 1, 1985   Exhibit 4-D to Registration No. 33-49421
          June 1, 1986       Exhibit 4-D to Registration No. 33-49421
          February 1, 1987   Exhibit 4-D to Registration No. 33-49421
          September 1, 1987  Exhibit 4-D to Registration No. 33-49421
          January 1, 1989    Exhibit 4-D to Registration No. 33-49421
          January 1, 1991    Exhibit 4-D to Registration No. 33-49421
          February 1, 1991   Exhibit 4-D to Registration No. 33-49421
          July 15, 1991      Exhibit 4-D to Registration No. 33-49421
          August 15, 1991    Exhibit 4-D to Registration No. 33-49421
          April 1, 1993      Exhibit 4-E to Registration No. 33-49421
          July 1, 1993       Exhibit 4-D to Registration No. 33-57955
      D.  Indenture dated as of April 1, 1993 from South Carolina
          Electric & Gas Company to NationsBank of Georgia, National Association (Filed as Exhibit 4-F to Registration
          Statement No. 33-49421).........................................   #
      E.  First Supplemental Indenture to Indenture referred to
          in 4-D dated as of June 1, 1993 (Filed as Exhibit 4-G
          to Registration Statement No. 33-49421).........................   #
      F.  Second Supplemental Indenture to Indenture referred to in 4-D dated as of June 15, 1993 (Filed as Exhibit 4-G
          to Registration Statement No. 33-57955).........................   #

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

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                                                Sequentially
                                                                  Numbered
Number                                                              Pages

   12.  Statement re Computation of Ratios (Filed herewith)........  74

   13.  Annual Report to Security Holders, Form 10-Q or
        Quarterly Report to Security Holders
        Not Applicable

   16.  Letter Re Change in Certifying Accountant
        Not Applicable

   18.  Letter Re Change in Accounting Principles
        Not Applicable

   21.  Subsidiaries of the Registrant
        Not Applicable

   22.  Published Report Regarding Matters Submitted to
        Vote of Security Holders
        Not Applicable

   23.  Consents of Experts and Counsel
        Consent of Deloitte & Touche LLP..........................   78

   24.  Power of Attorney
        Not Applicable

   27.  Financial Data Schedule
        Filed herewith

   28.  Information from Reports furnished to State
        Insurance Regulatory Authorities
        Not Applicable

   99.  Additional Exhibits
        Not Applicable

# Incorporated herein by reference as indicated.




70