Form 10-Q
period 1996-03-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1996-05-14
CIK 91882

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549



                                  FORM 10-Q


(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the quarterly period ended   March 31, 1996


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

     As of April 30, 1996, there were issued and outstanding 40,296,147 shares of the registrant's common stock $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                  INDEX


PART I.  FINANCIAL INFORMATION                                            Page

   Item 1.  Financial Statements

       Consolidated Balance Sheets as of March 31, 1996
         and December 31, 1995........................................      3

       Consolidated Statements of Income and Retained Earnings
         for the Periods Ended March 31, 1996 and 1995................      5

       Consolidated Statements of Cash Flows for the Periods
         Ended March 31, 1996 and 1995................................      6

       Notes to Consolidated Financial Statements.....................      7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     10

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................     14

   Item 6.  Exhibits and Reports on Form 8-K..........................     14

Signatures............................................................     15

Exhibit Index.........................................................     16

                                             PART I
                                      FINANCIAL INFORMATION
                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                            As of March 31, 1996 and December 31, 1995
                                          (Unaudited)

                                                            March 31,       December 31,
                                                              1996             1995
                                                             (Thousands of Dollars)

ASSETS
Utility Plant:
  Electric.............................................   $3,700,856         $3,277,530
  Gas..................................................      320,749            320,847
  Transit..............................................        3,824              3,768
  Common...............................................       86,232             91,616
    Total..............................................    4,111,661          3,693,761
  Less accumulated depreciation and amortization.......    1,260,959          1,196,279
    Total..............................................    2,850,702          2,497,482
  Construction work in progress........................      220,690            613,683
  Nuclear fuel, net of accumulated amortization........       44,179             46,492
      Utility Plant, Net...............................    3,115,571          3,157,657

Nonutility Property and Investments, net of
  accumulated depreciation.............................       11,668             11,603

Current Assets:
  Cash and temporary cash investments..................         -                 6,798
  Receivables - customer and other.....................      168,058            154,816
  Receivables - affiliated companies...................        3,806              7,132
  Inventories (at average cost):
    Fuel...............................................       34,645             35,812
    Materials and supplies.............................       46,522             43,583
  Prepayments..........................................        9,991             10,158
  Accumulated deferred income taxes....................       19,420             19,420
      Total Current Assets.............................      282,442            277,719

Deferred Debits:
  Emission allowances..................................       30,373             28,514
  Unamortized debt expense.............................       11,250             11,445
  Unamortized deferred return on plant investment......        5,307              6,369
  Nuclear plant decommissioning fund...................       37,601             36,070
  Other................................................      311,465            273,056
      Total Deferred Debits............................      395,996            355,454
                 Total.................................   $3,805,677         $3,802,433



See notes to consolidated financial statements.






                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                         As of March 31, 1996 and December 31, 1995
                                         (Unaudited)

                                                            March 31,       December 31,
                                                              1996              1995
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock ($4.50 par value)......................   $  181,333        $  181,333
    Premium on common stock and other paid-in capital...      784,564           772,894
    Capital stock expense (debit).......................       (5,364)           (5,391)
    Retained earnings...................................      388,150           366,236
      Total Common Equity...............................    1,348,683         1,315,072
  Preferred Stock (not subject to purchase or sinking
    funds)..............................................       26,027            26,027
      Total Stockholders' Investment....................    1,374,710         1,341,099
Preferred Stock, net (subject to purchase or
  sinking funds)........................................       44,485            46,243
Long-term debt, net.....................................    1,287,328         1,279,379
        Total Capitalization............................    2,706,523         2,666,721

Current Liabilities:
  Short-term borrowings.................................       79,000            80,500
  Current portion of long-term debt.....................       33,961            36,033
  Current portion of preferred stock....................        2,435             2,439
  Accounts payable......................................       46,030            71,731
  Accounts payable - affiliated companies...............       25,613            26,212
  Customer deposits.....................................       12,875            12,518
  Taxes accrued.........................................       39,565            64,008
  Interest accrued......................................       24,786            21,626
  Dividends declared....................................       34,200            33,126
  Other.................................................       15,607            12,507
        Total Current Liabilities.......................      314,072           360,700

Deferred Credits:
  Accumulated deferred income taxes.....................      502,596           488,310
  Accumulated deferred investment tax credits...........       77,505            78,316
  Accumulated reserve for nuclear plant decommissioning.       37,601            36,070
  Other.................................................      167,380           172,316
        Total Deferred Credits..........................      785,082           775,012
                 Total .................................   $3,805,677        $3,802,433


See notes to consolidated financial statements.





                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     For the Periods Ended March 31, 1996 and 1995
                                     (Unaudited)



                                                                 Three Months Ended
                                                                      March 31,
                                                                  1996        1995
                                                              (Thousands of Dollars)
 OPERATING REVENUES:
   Electric..................................................  $262,183    $230,609
   Gas.......................................................    91,171      77,124
   Transit...................................................       910       1,026
        Total Operating Revenues.............................   354,264     308,759

 OPERATING EXPENSES:
   Fuel used in electric generation..........................    41,676      36,094
   Purchased power (including
     affiliated purchases)...................................    24,707      24,481
   Gas purchased from affiliate
     for resale..............................................    55,962      42,284
   Other operation...........................................    52,203      52,246
   Maintenance...............................................    14,246      13,851
   Depreciation and amortization.............................    32,667      27,709
   Income taxes..............................................    32,463      25,875
   Other taxes...............................................    20,861      19,030

        Total Operating Expenses.............................   274,785     241,570

 OPERATING INCOME............................................    79,479      67,189

 OTHER INCOME:
   Allowance for equity funds used
     during construction.....................................     1,253       2,406
   Other income (loss), net of
     income taxes............................................       276        (137)
        Total Other Income...................................     1,529       2,269


 INCOME BEFORE INTEREST CHARGES..............................    81,008      69,458

 INTEREST CHARGES (CREDITS):
   Interest expense..........................................    26,734      26,829
   Allowance for borrowed funds
     used during construction................................    (1,810)     (2,620)
        Total Interest Charges, net..........................    24,924      24,209

 NET INCOME..................................................    56,084      45,249
 Preferred Stock Cash Dividends
   (at stated rates).........................................    (1,370)     (1,434)
 Earnings Available for Common Stock.........................    54,714      43,815
 Retained Earnings at Beginning
   of Period.................................................   366,236     324,101
 Common Stock Cash Dividends
   Declared..................................................   (32,800)    (28,563)
 Retained Earnings at End of Period..........................  $388,150    $339,353


See notes to consolidated financial statements.




                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Periods Ended March 31, 1996 and 1995
                                      (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                          1996            1995
                                                          (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................... $ 56,084        $ 45,249
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................   32,697          27,743
    Amortization of nuclear fuel.......................    5,208           4,974
    Deferred income taxes, net.........................   14,064           7,020
    Deferred investment tax credits, net...............     (811)           (807)
    Net regulatory asset arising from adoption
      of SFAS No. 109..................................      381           1,186
    Nuclear refueling accrual..........................    1,536           1,740
    Allowance for funds used during construction.......   (3,063)         (5,026)
    Unamortized loss on reacquired debt................      320             257
    Over (under) collections, fuel adjustment clause...    9,155          24,965
    Early retirements..................................   (4,260)         (6,445)
    Emission allowances................................   (1,859)         (2,965)
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables................   (9,916)          5,707
     (Increase) decrease in inventories................   (1,772)         (4,900)
     Increase (decrease) in accounts payable...........  (26,300)        (12,525)
     Increase (decrease) in taxes accrued..............  (24,443)        (18,936)
     Increase (decrease) in interest accrued...........    3,160             274
    Other, net.........................................    2,408         (14,349)
Net Cash Provided From Financing Activities............   52,589          53,162

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC...........................  (40,895)        (77,537)
  Nonutility property and investments..................      (16)             (7)
Net Cash Used For Investing Activities.................  (40,911)        (77,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Equity contributions from parent...................   11,697          12,587
    Other long-term debt...............................     -             37,577
  Repayments:
    Bank loans.........................................   (1,886)           -
    Other long-term debt...............................     (387)           (287)
    Preferred stock....................................   (1,762)         (1,846)
  Dividend payments:
    Common stock.......................................  (31,700)        (27,000)
    Preferred stock....................................   (1,396)         (1,470)
  Short-term borrowings, net...........................   (1,500)           (320)
  Fuel and emission allowance financings, net..........    8,458           4,795
Net Cash Provided From (Used For) Financing Activities.  (18,476)         24,036

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS...........................   (6,798)           (346)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......    6,798             346
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31........ $   -           $   -

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $1,810 and $2,620....... $ 22,802        $ 26,372
                - Income taxes.........................    2,006           2,055
See notes to consolidated financial statements.


                  SOUTH CAROLINA ELECTRIC & GAS COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996
                                (Unaudited)

     The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. These are interim financial statements and, because of temperature variations between seasons of the year, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

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

         B.  Basis of Accounting

         The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations." The accounting standard allows cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of March 31, 1996, approximately $155 million and $8 million of regulatory assets and liabilities, respectively, excluding net accumulated deferred income tax assets of approximately $32 million. The electric regulatory assets of approximately $130.2 million are being recovered through rates and, as discussed in Note 2, the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $70 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operation in the period the write-off is recorded.

         C.  Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the 1996 presentation.

2.   RATE MATTERS:

         With respect to rate matters at March 31, 1996, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. On July 10, 1995, the Company filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting the Company an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase is being implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion (excluding accumulated deferred income taxes) of the Company's electric regulatory assets and the transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.
7

3.   RETAINED EARNINGS:

         The Restated Articles of Incorporation of the Company and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At March 31, 1996 approximately $14.8 million of retained earnings were restricted as to payment of dividends on common stock.

4.   COMMITMENTS AND CONTINGENCIES:

         With respect to commitments at March 31, 1996, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. No significant changes have occurred with respect to those matters as reported therein, except with regard to the Calhoun Park Area site discussed in
         Note 4B below.

         Contingencies at March 31, 1996 are as follows:

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

         The Company currently maintains policies (for itself and on behalf of the PSA) with American Nuclear Insurers (ANI) and Nuclear Electric Insurance Limited (NEIL) providing combined property and decontamination insurance coverage of $1.9 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium assessment not to exceed 7 1/2 times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium would not exceed $8.2 million.

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

         B.  Environmental

         The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred (approximately $17 million) and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. The deferral includes the costs estimated to be associated with the matters discussed in the following paragraphs, except that the deferral does not yet reflect an increase of approximately $26 million, pending approval of the Calhoun Park area proposed settlement discussed below.

         The Company owns four decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The Company maintains an active review of the sites to monitor the nature and extent of the residual contamination.

         In September 1992 the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately eighteen acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of the Company's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties.
         The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993. The Company is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the city's aquarium site. In 1994 the City of Charleston notified the Company that it considers the Company to be responsible for a projected $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park Area Site. In May 1996 the City of Charleston and the Company agreed, subject to approval by City Council and the Company's Board of Directors, to settle all environmental claims the City may have against the Company involving the Calhoun Park area for a payment of $26 million over four years by the Company to the City. The Company does not expect the proposed settlement, if approved, to have a material impact on the Company's financial position or results of operations.

                SOUTH CAROLINA ELECTRIC & GAS COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Competition

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulatory protection. Future deregulation of electric wholesale and retail markets will create opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. The pace of deregulation, future prices of electricity, and the regulatory actions which may be taken by the PSC and the Federal Energy Regulatory Commission in response to the changing environment cannot be predicted. However, the Company is aggressively pursuing actions to position itself strategically for the transformed environment.To enhance its flexibility and responsiveness to change, the Company operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. The Company has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved (as discussed under "Liquidity and Capital Resources") the accelerated recovery of the Company's electric regulatory assets and the shift of depreciation reserves from transmission and distribution assets to nuclear production assets. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. The Company reported approximately $155 million and $8 million of regulatory assets and liabilities, respectively, excluding amounts related to net accumulated deferred income tax assets of approximately $32 million, on its balance sheet at March 31, 1996.

          Material Changes in Capital Resources and Liquidity
             From December 31, 1995 to March 31, 1996

    Liquidity and Capital Resources

     The cash requirements of the Company arise primarily from its operational needs and construction program. The ability of the Company to replace existing plant investment, as well as to expand to meet future demands for electricity and gas, will depend upon its ability to attract the necessary financial capital on reasonable terms. The Company recovers the costs of providing services through rates charged to customers. Rates for regulated services are based on historical costs. As customer growth and inflation occur and the Company expands its construction program it is necessary to seek increases in rates. As a result the Company's financial position and results of operations are impacted by its ability to obtain adequate and timely rate relief and in the future will be dependent on the Company's ability to compete in a deregulated environment (see "Competition").

     On July 10, 1995 the Company filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting the Company an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase is being implemented in two phases. The first phase, an increase in revenues of approximately $59.5 annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding accumulated deferred income taxes) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the three months ended March 31, 1996 and 1995:


                                                  Three Months Ended
                                                       March 31,
                                                  1996         1995
                                                 (Thousands of Dollars)

Net cash provided from operating activities $ 52,589 $53,162 Net cash provided from (used for)
  financing activities                           (18,476)     24,036
Cash and temporary cash investments available
  at the beginning of the period                   6,798         346
Net cash available for utility property
  additions and construction expenditures       $ 40,911     $77,544


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction and transfer of assets
  from parent                                   $ 40,895     $77,537


     The Company anticipates that the remainder of its 1996 cash requirements will be met primarily through internally generated funds, additional equity contributions from SCANA and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended March 31, 1996 was 3.58.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY
                           Results of Operations
                 For the Three Months ended March 31, 1996
              As Compared to the Corresponding Periods in 1995

Earnings and Dividends

     Net income for the three months ended March 31, 1996 increased approximately $10.8 million compared to the corresponding periods in 1995. Increases in the electric margin more than offset increases in fixed operating costs.
     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 3% and 7% of income before income taxes for the three months ended March 31, 1996 and 1995, respectively.

     On February 20, 1996 the Company's Board of Directors authorized the payment of a dividend on common stock of approximately $32.8 million for the quarter ended March 31, 1996.
The dividend was paid on April 1, 1996 to SCANA Corporation, the Company's parent.

     On April 25, 1996, the Company's Board of Directors authorized the payment of a dividend on common stock of $34.2 million for the quarter ended June 30, 1996. The dividend is payable on July 1, 1996 to SCANA Corporation, the Company's parent.

Sales Margins

     The change in the electric sales margin for the three months ended March 31, 1996, when compared to the corresponding period in 1995, was as follows:



                                                           Three months
                                                       Change      % Change
                                                     (Millions)

Electric operating revenues                            $31.6          13.7
Less:  Fuel used in electric
         generation                                      5.6          15.5
       Purchased power                                   0.2           0.9
Margin                                                 $25.8          15.2


     The electric sales margin increased for the three months ended March 31, 1996 compared to the corresponding period in 1995 primarily as a result of the combined impact of colder weather in the first quarter of 1996 and the rate increase received by the Company in January of 1996.

     The change in the gas sales margin for the three months ended March 31, 1996, when compared to the corresponding period in 1995, was as follows:


                                                          Three months
                                                       Change    % Change
                                                     (Millions)

Gas operating revenues                                 $14.1        18.2
Less:  Gas purchased for resale                         13.7        32.3
Margin                                                 $ 0.4         1.0


     Despite significantly colder weather in the first quarter of 1996, the gas sales margin remained substantially unchanged primarily as a result of the weather normalization adjustment.

Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three months ended March 31, 1996 compared to the corresponding period in 1995 are presented in the following table:

                                                             Three months
                                                           Change   % Change
                                                         (Millions)

Other operation and maintenance                            $ 0.3       0.5
Depreciation and amortization                                5.0      17.9
Income taxes                                                 6.6      25.4
Other taxes                                                  1.8       9.6
Total                                                      $13.7       9.9


     Other operation and maintenance expenses for the three months ended March 31, 1996 increased slightly from 1995 levels. Higher employee benefit costs were substantially offset by lower costs of administrative and general salaries and by cost reductions in other areas. Increases in depreciation and amortization expenses for the three months' comparisons reflect additions to plant in service. The increase in income tax expense for the two periods corresponds to the increases in operating income. The increase in other taxes reflects higher property taxes resulting from higher millages and assessments partially offset by lower payroll taxes resulting from early retirements of employees.

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



                        SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                    (Registrant)



May 14, 1996            By:   s/Jimmy E. Addison
                              Jimmy E. Addison
                              Vice President and Controller
                              (Principal Accounting Officer)

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered
Number                                                              Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on December 15, 1993
          (Exhibit 3-A to Form 10-Q for the quarter
          ended June 30, 1994, File No. 1-3375)......................    #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File
          No. 1-3375)
       C. Articles of Amendment, dated November 9, 1994
          (Exhibit 3-C to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       D. Articles of Amendment, dated December 9, 1994
          (Exhibit 3-D to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       E. Articles of Correction, dated January 17, 1995
          (Exhibit 3-E to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       F. Articles of Amendment, dated January 13, 1995
          (Exhibit 3-F to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375).......................    #
       G. Articles of Amendment, dated March 31, 1995
          (Exhibit 3-G to Form 10-Q for the quarter
          ended March 31, 1195, File No. 1-3375)....................    #
       H. Articles of Correction - Amendment to Statement
          filed March 31, 1995, dated December 13, 1995
          (Exhibit 3-H to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)
       I. Articles of Amendment dated December 13, 1995
          (Exhibit 3-I to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)
       J. Copy of By-Laws of the Company as revised and
          amended thru December 15, 1993 (Exhibit 3-AZ to
          Form 10-K for the year ended December 31, 1993,
          File No. 1-3375)..........................................    #

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

# Incorporated herein by reference as indicated.

16

PAGE 2
                   SOUTH CAROLINA ELECTRIC & GAS COMPANY           Sequentially
                                EXHIBIT INDEX                        Numbered
Number                                                                 Pages
    4.  (Continued)
    June 1, 1955       Exhibit 2-G to Registration No. 2-26459
    November 1, 1957   Exhibit 2-H to Registration No. 2-26459
    September 1, 1958  Exhibit 2-I to Registration No. 2-26459
    September 1, 1960  Exhibit 2-J to Registration No. 2-26459
    June 1, 1961       Exhibit 2-K to Registration No. 2-26459
    December 1, 1965   Exhibit 2-L to Registration No. 2-26459
    June 1, 1966       Exhibit 2-M to Registration No. 2-26459
    June 1, 1967       Exhibit 2-N to Registration No. 2-29693
    September 1, 1968  Exhibit 4-O to Registration No. 2-31569
    June 1, 1969       Exhibit 4-C to Registration No. 33-38580
    December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
    June 1, 1970       Exhibit 4-R to Registration No. 2-37363
    March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
    January 1, 1972    Exhibit 4-C to Registration No. 33-38580
    July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
    May 1, 1975        Exhibit 4-C to Registration No. 33-38580
    July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
    February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
    December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
    March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
    May 1, 1977        Exhibit 4-C to Registration No. 33-38580
    February 1, 1978   Exhibit 4-C to Registration No. 33-38580
    June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
    April 1, 1979      Exhibit 4-C to Registration No. 33-38580
    June 1, 1979       Exhibit 4-C to Registration No. 33-38580
    April 1, 1980      Exhibit 4-C to Registration No. 33-38580
    June 1, 1980       Exhibit 4-C to Registration No. 33-38580
    December 1, 1980   Exhibit 4-C to Registration No. 33-38580
    April 1, 1981      Exhibit 4-D to Registration No. 33-49421
    June 1, 1981       Exhibit 4-D to Registration No. 2-73321
    March 1, 1982      Exhibit 4-D to Registration No. 33-49421
    April 15, 1982     Exhibit 4-D to Registration No. 33-49421
    May 1, 1982        Exhibit 4-D to Registration No. 33-49421
    December 1, 1984   Exhibit 4-D to Registration No. 33-49421
    December 1, 1985   Exhibit 4-D to Registration No. 33-49421
    June 1, 1986       Exhibit 4-D to Registration No. 33-49421
    February 1, 1987   Exhibit 4-D to Registration No. 33-49421
    September 1, 1987  Exhibit 4-D to Registration No. 33-49421
    January 1, 1989    Exhibit 4-D to Registration No. 33-49421
    January 1, 1991    Exhibit 4-D to Registration No. 33-49421
    February 1, 1991   Exhibit 4-D to Registration No. 33-49421
    July 15, 1991      Exhibit 4-D to Registration No. 33-49421
    August 15, 1991    Exhibit 4-D to Registration No. 33-49421
    April 1, 1993      Exhibit 4-E to Registration No. 33-49421
    July 1, 1993       Exhibit 4-D to Registration No. 33-57955
      D.  Indenture dated as of April 1, 1993 from South Carolina
          Electric & Gas Company to NationsBank of Georgia, National Association (Filed as Exhibit 4-F to Registration
          Statement No. 33-49421)......................................  #
      E.  First Supplemental Indenture to Indenture referred to
          in 4-D dated as of June 1, 1993 (Filed as Exhibit 4-G
          to Registration Statement No. 33-49421)......................  #
      F.  Second Supplemental Indenture to Indenture referred to in 4-D dated as of June 15, 1993 (Filed as Exhibit 4-G
          to Registration Statement No. 33-57955) .....................  #

   10.  Material Contracts
        Not Applicable

   11.  Statement Re Computation of Per Share Earnings
        Not Applicable


# Incorporated herein by reference as indicated.


17

PAGE 3

                SOUTH CAROLINA ELECTRIC & GAS COMPANY


Exhibit Index (Continued)

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