Form 10-Q
period 1996-06-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1996-08-13
CIK 91882

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549



                               FORM 10-Q


(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the quarterly period ended   June 30, 1996


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

     As of June 30, 1996, there were issued and outstanding 40,296,147 shares of the registrant's common stock $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                  INDEX


PART I.  FINANCIAL INFORMATION                                            Page

   Item 1.  Financial Statements

       Consolidated Balance Sheets as of June 30, 1996
         and December 31, 1995........................................      3

       Consolidated Statements of Income and Retained Earnings
         for the Periods Ended June 30, 1996 and 1995.................      5

       Consolidated Statements of Cash Flows for the Periods
         Ended June 30, 1996 and 1995.................................      6

       Notes to Consolidated Financial Statements.....................      7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     11

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................     16

   Item 6.  Exhibits and Reports on Form 8-K..........................     16

Signatures............................................................     17

Exhibit Index.........................................................     18

                                              PART I
                                      FINANCIAL INFORMATION
                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                            As of June 30, 1996 and December 31, 1995
                                          (Unaudited)

                                                            June 30,       December 31,
                                                              1996             1995
                                                             (Thousands of Dollars)

ASSETS
Utility Plant:
  Electric.............................................   $3,712,410         $3,277,530
  Gas..................................................      322,066            320,847
  Transit..............................................        3,824              3,768
  Common...............................................       88,060             91,616
    Total..............................................    4,126,360          3,693,761
  Less accumulated depreciation and amortization.......    1,290,552          1,196,279
    Total..............................................    2,835,808          2,497,482
  Construction work in progress........................      250,334            613,683
  Nuclear fuel, net of accumulated amortization........       43,342             46,492
      Utility Plant, Net...............................    3,129,484          3,157,657

Nonutility Property and Investments, net of
  accumulated depreciation.............................       11,699             11,603

Current Assets:
  Cash and temporary cash investments..................         -                 6,798
  Receivables - customer and other.....................      165,985            154,816
  Receivables - affiliated companies...................          669              7,132
  Inventories (at average cost):
    Fuel...............................................       23,797             35,812
    Materials and supplies.............................       47,647             43,583
  Prepayments..........................................       20,020             10,158
  Accumulated deferred income taxes....................       19,420             19,420
      Total Current Assets.............................      277,538            277,719

Deferred Debits:
  Emission allowances..................................       30,400             28,514
  Unamortized debt expense.............................       10,992             11,445
  Unamortized deferred return on plant investment......        4,246              6,369
  Nuclear plant decommissioning fund...................       39,132             36,070
  Other................................................      319,407            273,056
      Total Deferred Debits............................      404,177            355,454
                 Total.................................   $3,822,898         $3,802,433


See notes to consolidated financial statements.



                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                         As of June 30, 1996 and December 31, 1995
                                         (Unaudited)

                                                            June 30,         December 31,
                                                              1996              1995
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock ($4.50 par value)......................   $  181,333        $  181,333
    Premium on common stock and other paid-in capital...      789,831           772,894
    Capital stock expense (debit).......................       (5,361)           (5,391)
    Retained earnings...................................      387,778           366,236
      Total Common Equity...............................    1,353,581         1,315,072
  Preferred Stock (not subject to purchase or sinking
    funds)..............................................       26,027            26,027
      Total Stockholders' Investment....................    1,379,608         1,341,099
Preferred Stock, net (subject to purchase or
  sinking funds)........................................       44,260            46,243
Long-term debt, net.....................................    1,298,497         1,279,379
        Total Capitalization............................    2,722,365         2,666,721

Current Liabilities:
  Short-term borrowings.................................      100,000            80,500
  Current portion of long-term debt.....................       33,244            36,033
  Current portion of preferred stock....................        2,435             2,439
  Accounts payable......................................       50,513            71,731
  Accounts payable - affiliated companies...............       15,374            26,212
  Customer deposits.....................................       13,143            12,518
  Taxes accrued.........................................       42,896            64,008
  Interest accrued......................................       21,291            21,626
  Dividends declared....................................       35,618            33,126
  Other.................................................       12,242            12,507
        Total Current Liabilities.......................      326,756           360,700

Deferred Credits:
  Accumulated deferred income taxes.....................      501,008           488,310
  Accumulated deferred investment tax credits...........       76,695            78,316
  Accumulated reserve for nuclear plant decommissioning.       39,132            36,070
  Other.................................................      156,942           172,316
        Total Deferred Credits..........................      773,777           775,012
                 Total .................................   $3,822,898        $3,802,433



See notes to consolidated financial statements.








                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     For the Periods Ended June 30, 1996 and 1995
                                     (Unaudited)



                                          Three Months Ended        Six Months Ended
                                               June 30,                June 30,
                                           1996        1995         1996        1995
                                                    (Thousands of Dollars)
 OPERATING REVENUES:
   Electric..............................  $269,417    $239,037    $531,600    $469,646
   Gas...................................    40,256      35,086     131,426     112,210
   Transit...............................       893       1,016       1,803       2,043
        Total Operating Revenues.........   310,566     275,139     664,829     583,899

 OPERATING EXPENSES:
   Fuel used in electric generation......    52,438      39,174      94,114      75,268
   Purchased power (including
     affiliated purchases)...............    26,825      30,046      51,532      54,527
   Gas purchased from affiliate
     for resale..........................    26,832      22,270      82,793      64,554
   Other operation.......................    53,611      53,364     105,814     105,609
   Maintenance...........................    17,109      14,652      31,355      28,504
   Depreciation and amortization.........    33,866      27,665      66,533      55,374
   Income taxes..........................    19,995      16,733      52,458      42,608
   Other taxes...........................    20,736      18,082      41,597      37,112

        Total Operating Expenses.........   251,412     221,986     526,196     463,556

 OPERATING INCOME........................    59,154      53,153     138,633     120,343

 OTHER INCOME:
   Allowance for equity funds used
     during construction.................       938       2,370       2,191       4,776
   Other income (loss), net of
     income taxes........................       313         186         589          49
        Total Other Income...............     1,251       2,556       2,780       4,825


 INCOME BEFORE INTEREST CHARGES..........    60,405      55,709     141,413     125,168

 INTEREST CHARGES (CREDITS):
   Interest expense......................    26,446      27,461      53,180      54,290
   Allowance for borrowed funds
     used during construction............    (1,238)     (2,622)     (3,048)     (5,242)
        Total Interest Charges, net......    25,208      24,839      50,132      49,048

 NET INCOME..............................    35,197      30,870      91,281      76,120
 Preferred Stock Cash Dividends
   (at stated rates).....................    (1,368)     (1,430)     (2,739)     (2,864)
 Earnings Available for Common Stock.....    33,829      29,440      88,542      73,256
 Retained Earnings at Beginning
   of Period.............................   388,150     339,353     366,236     324,101
 Common Stock Cash Dividends
   Declared..............................   (34,201)    (29,699)    (67,000)    (58,263)
 Retained Earnings at End of Period......  $387,778    $339,094    $387,778    $339,094


See notes to consolidated financial statements.



5




                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Periods Ended June 30, 1996 and 1995
                                      (Unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                          1996            1995
                                                          (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................... $ 91,281        $ 76,120
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................   66,593          55,445
    Amortization of nuclear fuel.......................    7,933           9,488
    Deferred income taxes, net.........................   12,378           1,255
    Deferred investment tax credits, net...............   (1,621)         (1,614)
    Net regulatory asset arising from adoption
      of SFAS No. 109..................................      (77)         (1,244)
    Nuclear refueling accrual..........................   (2,697)          3,479
    Allowance for funds used during construction.......   (5,239)        (10,018)
    Unamortized loss on reacquired debt................      246          (3,966)
    Over (under) collections, fuel adjustment clause...    1,436          24,693
    Early retirements..................................   (5,920)        (16,684)
    Emission allowances, net of AFC....................   (1,885)         (2,645)
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables................   (4,706)          7,352
     (Increase) decrease in inventories................    7,951          (1,317)
     Increase (decrease) in accounts payable...........  (32,056)        (34,189)
     Increase (decrease) in taxes accrued..............  (21,112)        (23,021)
     Increase (decrease) in interest accrued...........     (335)             41
    Other, net.........................................  (14,694)        (16,978)
Net Cash Provided From Operating Activities............   97,476          66,197

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC...........................  (88,136)       (136,423)
  Nonutility property and investments..................      (78)            (36)
Net Cash Used For Investing Activities.................  (88,214)       (136,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Equity contributions from parent...................   16,967          29,311
    First Mortgage Bonds...............................     -            100,000
    Other long-term debt...............................   30,672          43,053
  Repayments:
    First and Refunding Mortgage Bonds.................  (22,000)        (48,779)
    Note payable to affiliated companies...............     -            (19,409)
    Repayment of bank loans............................   (1,886)           -
    Other long-term debt...............................     -               (386)
    Preferred stock....................................   (1,987)         (2,094)
  Dividend payments:
    Common stock.......................................  (64,500)        (55,563)
    Preferred stock....................................   (2,747)         (2,906)
  Short-term borrowings, net...........................   19,500            -
  Fuel and emission allowance financings, net..........    9,921          26,689
Net Cash Provided From (Used For) Financing Activities.  (16,060)         69,916

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS...........................   (6,798)           (346)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......    6,798             346
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30......... $   -           $   -

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $3,048 and $5,242)...... $ 52,367        $ 53,501
                - Income taxes.........................   38,804          45,027

See notes to consolidated financial statements.


            SOUTH CAROLINA ELECTRIC & GAS COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     June 30, 1996
                      (Unaudited)

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

         B.  Basis of Accounting

         The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations." The accounting standard allows cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of June 30, 1996, approximately $236 million and $51 million of regulatory assets and liabilities, respectively, including amounts recorded for accumulated deferred income tax assets and liabilities of approximately $83 million and $50 million, respectively. The electric regulatory assets of approximately $130 million (excluding accumulated deferred income tax assets) are being recovered through rates and, as discussed in Note 2, the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $71 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operation in the period the write-off is recorded.

         C.  Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the 1996 presentation.

2.   RATE MATTERS:

         With respect to rate matters at June 30, 1996, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. On July 10, 1995 the Company filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting the Company an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase is being implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding accumulated deferred income tax assets) and the transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.

3.   RETAINED EARNINGS:

         The Restated Articles of Incorporation of the Company and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At June 30, 1996 approximately $15.1 million of retained earnings were restricted as to payment of cash dividends on common stock.

4.   COMMITMENTS AND CONTINGENCIES:

         With respect to commitments at June 30, 1996, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. No significant changes have occurred with respect to those matters as reported therein, except with regard to the Calhoun Park area site discussed in
         Note 4B below.

         Contingencies at June 30, 1996 are as follows:

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

         The Company currently maintains policies (for itself and on behalf of the PSA) with American Nuclear Insurers (ANI) and Nuclear Electric Insurance Limited (NEIL) providing combined property and decontamination insurance coverage of $1.9 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium assessment not to exceed 7 1/2 times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $8.7 million.

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

         B.  Environmental

         The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred (approximately $16 million) and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. The deferral includes the costs estimated to be associated with the matters discussed in the following paragraphs.

         The Company owns four decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The Company maintains an active review of the sites to monitor the nature and extent of the residual contamination.

         In September 1992 the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of the Company's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties.
         The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and a draft Remedial Investigation report was submitted to the EPA in February 1995. The Company is currently resolving the comments of the EPA and other regulatory agencies related to the draft.

         The Company is also working with the City of Charleston to investigate possible contamination which may have migrated to the City's aquarium site from the manufactured gas plant. In 1994 the City of Charleston notified the Company that it considers the Company to be responsible for a projected $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park area site. In May 1996 the City of Charleston and the Company agreed to settle all environmental claims the City may have against the Company involving the Calhoun Park area for a payment of $26 million over four years by the Company to the City. The settlement was executed by the City of Charleston and the Company on August 7, 1996 along with a 30-year electric franchise agreement. The amount of the settlement will be recovered through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. The Company does not expect the settlement to have a material impact on the Company's financial position or results of operations.

                 SOUTH CAROLINA ELECTRIC & GAS COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Competition

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulatory protection. Future deregulation of electric wholesale and retail markets will create opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. The pace of deregulation, the future market price of electricity, and the regulatory actions which may be taken by the PSC and the Federal Energy Regulatory Commission (FERC) in response to the changing environment cannot be predicted. However, recent FERC actions will likely accelerate competition among electric utilities by providing for wholesale transmission access. In April 1996 the FERC issued Order 888, which addresses open access to transmission lines and stranded cost recovery. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately 5% of the Company's electric revenues is under FERC jurisdiction.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. The Company has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved (as discussed under "Liquidity and Capital Resources") the accelerated recovery of the Company's electric regulatory assets and the shift of depreciation reserves from transmission and distribution assets to nuclear production assets. In May, 1996 the FERC approved the Company's application establishing open access transmission tariffs and requesting authorization to sell bulk power to wholesale customers at market-based rates. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. The Company reported approximately $236 million and $51 million of regulatory assets and liabilities, respectively, including amounts recorded for accumulated deferred income tax assets and liabilities of approximately $83 million and $50 million, respectively, on its balance sheet at June 30, 1996.

        Material Changes in Capital Resources and Liquidity
              From December 31, 1995 to June 30, 1996

Liquidity and Capital Resources

     The cash requirements of the Company arise primarily from its operational needs and construction program. The ability of the Company to replace existing plant investment, as well as to expand to meet future demands for electricity and gas, will depend upon its ability to attract the necessary financial capital on reasonable terms. The Company recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the Company expands its construction program it is necessary to seek increases in rates. As a result, the Company's financial position and results of operations are affected by its ability to obtain adequate and timely rate relief and in the future will be dependent on the Company's ability to compete in a deregulated environment (see "Competition").

     On July 10, 1995 the Company filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting the Company an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase is being implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding accumulated deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the six months ended June 30, 1996 and 1995:


                                                  Six Months Ended
                                                       June 30,
                                                  1996         1995
                                                 (Thousands of Dollars)

Net cash provided from operating activities $ 97,476 $ 66,197 Net cash provided from (used for)
  financing activities                           (16,060)      69,916
Cash and temporary cash investments available
  at the beginning of the period                   6,798          346
Net cash available for utility property
  additions and construction expenditures       $ 88,214     $136,459


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                  $ 88,136     $136,423

     On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with the Company. In consideration for the electric franchise agreement, the City will receive from the Company $25 million paid over seven years and the Company will donate to the City the existing transit assets in Charleston. The City has also agreed to settle environmental claims it may have against the Company involving the Calhoun Park area, where the Company and its predecessor companies operated a manufactured gas plant until the 1960's. The Company will pay the City $26 million over a four-year period to settle all claims. As part of the environmental settlement, the Company has agreed to construct an 1100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The Company will contribute up to $500,000 per year to the City to defray the cost of underground wiring or other nonstandard service projects within scenic or historic districts of the City which amounts will be matched by the city funds. The City has agreed to limit such projects to those which can be paid for out of a combined pool of funds created by the Company's and the City's contributions. It is anticipated that the Company's payments for underground wiring/nonstandard service will be treated as investments in the electric distribution rate base by the Company's regulators.

     SCANA and Westvaco Corporation have formed a limited liability company, Cogen South LLC, which will build and operate a $170 million cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, S. C. The facility will provide industrial process steam for the Westvaco paper mill and shaft horsepower to enable the Company to generate up to 99 megawatts of electricity. Construction financing is being provided to Cogen South LLC by banks. In addition to the cogeneration partnership, Westvaco has entered into a 20-year contract with the Company for all its electricity requirements at the Company's standard industrial rate. Construction of the plant is scheduled to begin in August 1996 and the plant is expected to be operational in the fall of 1998.

     The Company anticipates that the remainder of its 1996 cash requirements will be met through internally generated funds, additional equity contributions from SCANA and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended June 30, 1996 was 3.68.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         Results of Operations
             For the Three and Six months ended June 30, 1996
             As Compared to the Corresponding Periods in 1995

Earnings and Dividends

     Net income for the three and six months ended June 30, 1996 increased approximately $4.4 million and $15.3 million, respectively, when compared to the corresponding periods in 1995. Increases in the electric margin more than offset increases in operating costs.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4% and 8% of income before income taxes for the six months ended June 30, 1996 and 1995, respectively.

     On February 20, 1996 the Company's Board of Directors authorized the payment of a dividend on common stock of approximately $32.8 million for the quarter ended March 31, 1996.
The dividend was paid on April 1, 1996 to SCANA Corporation.

     On April 25, 1996 the Company's Board of Directors authorized the payment of a dividend on common stock of $34.2 million for the quarter ended June 30, 1996. The dividend was paid on July 1, 1996 to SCANA Corporation.

Sales Margins

     The changes in the electric sales margins for the three and six months ended June 30, 1996, when compared to the corresponding periods in 1995, were as follows:



                                     Three Months              Six Months
                                  Change    % Change       Change    % Change
                                  (Millions)               (Millions)

Electric operating revenues         $30.4     12.7            $62.0    13.2
Less:  Fuel used in electric
         generation                  13.3     33.9             18.9    25.0
       Purchased power               (3.2)   (10.7)            (3.0)   (5.5)
Margin                              $20.3     12.0            $46.1    13.6


     The electric sales margins increased for the three and six months ended June 30, 1996, when compared to the corresponding periods in 1995 as a result of the combined impact of weather, the rate increase received by the Company in January 1996, and economic growth factors.

     The changes in the gas sales margins for the three and six months ended June 30, 1996, when compared to the corresponding periods in 1995, were as follows:


                                     Three  Months            Six Months
                                  Change    % Change      Change    % Change
                                  (Millions)              (Millions)

Gas operating revenues              $ 5.2     14.7           $19.2    17.1
Less:  Gas purchased for resale       4.6     20.5            18.2    28.3
Margin                              $ 0.6      4.8           $ 1.0     2.1

     The gas sales margins increased slightly for the three and six months ended June 30, 1996, when compared to the corresponding periods in 1995 primarily as a result of increased firm sales.

 Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three and six months ended June 30, 1996, when compared to the corresponding periods in 1995 are presented in the following table:

                                      Three Months             Six Months
                                   Change     % Change      Change   % Change
                                   (Millions)            (Millions)

Other operation and maintenance      $ 2.7       4.0       $ 3.1         2.3
Depreciation and amortization          6.2      22.4        11.2        20.2
Income taxes                           3.3      19.5         9.8        23.1
Other taxes                            2.6      14.7         4.5        12.1
Total                                $14.8      11.4       $28.6        10.6


     Other operation and maintenance expenses for the three and six months ended June 30, 1996 increased from 1995 levels primarily as a result of higher production costs attributable to the Cope Plant which was brought on line in January 1996. Increases in depreciation and amortization expenses for the three and six months' comparisons reflect the addition of the Cope Plant and other additions to plant in service. The increases in income tax expense for the two periods correspond to the increases in operating income. The increases in other taxes reflect higher property taxes resulting from property additions and higher millages and assessments.

Interest Charges

     Interest expense, excluding the debt component of AFC, for the three and six months ended June 30, 1996 decreased by approximately $1.0 million, when compared to the corresponding periods in 1995 primary as a result of reductions in outstanding debt.

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


                           SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                        (Registrant)



August 13, 1996            By:   s/Jimmy E. Addison
                                 Jimmy E. Addison
                                 Vice President and Controller
                                 (Principal Accounting Officer)

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered
Number                                                              Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on December 15, 1993
          (Exhibit 3-A to Form 10-Q for the quarter
          ended June 30, 1994, File No. 1-3375)......................    #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File
          No. 1-3375)
       C. Articles of Amendment, dated November 9, 1994
          (Exhibit 3-C to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       D. Articles of Amendment, dated December 9, 1994
          (Exhibit 3-D to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       E. Articles of Correction, dated January 17, 1995
          (Exhibit 3-E to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       F. Articles of Amendment, dated January 13, 1995
          (Exhibit 3-F to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       G. Articles of Amendment, dated March 31, 1995
          (Exhibit 3-G to Form 10-Q for the quarter
          ended March 31, 1995, File No. 1-3375).....................   #
       H. Articles of Correction - Amendment to Statement
          filed March 31, 1995, dated December 13, 1995
          (Exhibit 3-H to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)........................   #
       I. Articles of Amendment dated December 13, 1995
          (Exhibit 3-I to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)........................   #
       J. Copy of By-Laws of the Company as revised and
          amended on June 18, 1996 (Filed herewith)..................   21

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



20