Form 10-Q
period 1996-09-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1996-11-12
CIK 91882

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10-Q
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   September 30, 1996

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

     As of September 30, 1996, there were issued and outstanding 40,296,147 shares of the registrant's common stock, $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                  INDEX


PART I.  FINANCIAL INFORMATION                                            Page

   Item 1.  Financial Statements

       Consolidated Balance Sheets as of September 30, 1996
         and December 31, 1995........................................      3

       Consolidated Statements of Income and Retained Earnings
         for the Periods Ended September 30, 1996 and 1995............      5

       Consolidated Statements of Cash Flows for the Periods
         Ended September 30, 1996 and 1995............................      6

       Notes to Consolidated Financial Statements.....................      7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     11

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................     16

   Item 6.  Exhibits and Reports on Form 8-K..........................     16

Signatures............................................................     17

Exhibit Index.........................................................     18

                                             PART I
                                      FINANCIAL INFORMATION
                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                            As of September 30, 1996 and December 31, 1995
                                          (Unaudited)

                                                          September 30,    December 31,
                                                              1996             1995
                                                             (Thousands of Dollars)

ASSETS
Utility Plant:
  Electric.............................................   $3,752,872         $3,277,530
  Gas..................................................      323,024            320,847
  Transit..............................................        4,106              3,768
  Common...............................................       88,160             91,616
    Total..............................................    4,168,162          3,693,761
  Less accumulated depreciation and amortization.......    1,318,319          1,196,279
    Total..............................................    2,849,843          2,497,482
  Construction work in progress........................      271,608            613,683
  Nuclear fuel, net of accumulated amortization........       38,573             46,492
      Utility Plant, Net...............................    3,160,024          3,157,657

Nonutility Property and Investments, net of
  accumulated depreciation.............................       11,668             11,542
Investments............................................           61                 61
      Total Other Property & Investments...............       11,729             11,603

Current Assets:
  Cash and temporary cash investments..................       18,548              6,798
  Receivables - customer and other.....................      170,362            154,816
  Receivables - affiliated companies...................          633              7,132
  Inventories (at average cost):
    Fuel...............................................       21,553             35,812
    Materials and supplies.............................       46,419             43,583
  Prepayments..........................................       10,370             10,158
  Accumulated deferred income taxes....................       19,420             19,420
      Total Current Assets.............................      287,305            277,719

Deferred Debits:
  Emission allowances..................................       30,428             28,514
  Unamortized debt expense.............................       10,799             11,445
  Unamortized deferred return on plant investment......        3,184              6,369
  Nuclear plant decommissioning fund...................       40,663             36,070
  Other................................................      322,681            273,056
      Total Deferred Debits............................      407,755            355,454
                 Total.................................   $3,866,813         $3,802,433


See notes to consolidated financial statements.






                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                         As of September 30, 1996 and December 31, 1995
                                         (Unaudited)

                                                          September 30,      December 31,
                                                              1996              1995
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock ($4.50 par value)......................   $  181,333        $  181,333
    Premium on common stock and other paid-in capital...      805,646           772,894
    Capital stock expense (debit).......................       (5,347)           (5,391)
    Retained earnings...................................      418,349           366,236
      Total Common Equity...............................    1,399,981         1,315,072
  Preferred Stock (not subject to purchase or sinking
    funds)..............................................       26,027            26,027
      Total Stockholders' Investment....................    1,426,008         1,341,099
Preferred Stock, net (subject to purchase or
  sinking funds)........................................       43,354            46,243
Long-term debt, net.....................................    1,274,619         1,279,379
        Total Capitalization............................    2,743,981         2,666,721

Current Liabilities:
  Short-term borrowings.................................       64,000            80,500
  Current portion of long-term debt.....................       36,363            36,033
  Current portion of preferred stock....................        2,453             2,439
  Accounts payable......................................       44,750            71,731
  Accounts payable - affiliated companies...............       18,170            26,212
  Customer deposits.....................................       13,727            12,518
  Taxes accrued.........................................       89,682            64,008
  Interest accrued......................................       24,380            21,626
  Dividends declared....................................       35,605            33,126
  Other.................................................        7,603             5,953
        Total Current Liabilities.......................      336,733           354,146

Deferred Credits:
  Accumulated deferred income taxes.....................      498,925           488,310
  Accumulated deferred investment tax credits...........       75,884            78,316
  Accumulated reserve for nuclear plant decommissioning.       40,663            36,070
  Other.................................................      170,627           178,870
        Total Deferred Credits..........................      786,099           781,566
                 Total .................................   $3,866,813        $3,802,433


See notes to consolidated financial statements.




                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     For the Periods Ended September 30, 1996 and 1995
                                     (Unaudited)

                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                              1996        1995         1996        1995
                                                    (Thousands of Dollars)
 OPERATING REVENUES:
   Electric..............................  $329,078    $307,665   $  860,677     $777,311
   Gas...................................    34,575      31,376      166,002      143,586
   Transit...............................       917         896        2,720        2,939
        Total Operating Revenues.........   364,570     339,937    1,029,399      923,836

 OPERATING EXPENSES:
   Fuel used in electric generation......    53,138      54,321      147,252      129,590
   Purchased power (including
     affiliated purchases)...............    29,410      25,357       80,941       79,884
   Gas purchased from affiliate
     for resale..........................    25,090      22,132      107,884       86,686
   Other operation.......................    56,334      51,916       162,148     157,525

   Maintenance...........................    16,053      13,410       47,408       41,914
   Depreciation and amortization.........    33,950      28,108      100,483       83,482
   Income taxes..........................    39,738      38,709       92,196       81,317
   Other taxes...........................    20,622      18,961       62,218       56,073
        Total Operating Expenses.........   274,335     252,914      800,530      716,471

 OPERATING INCOME........................    90,235      87,023      228,869      207,365

 OTHER INCOME:
   Allowance for equity funds used
     during construction.................     1,091       2,631        3,282        7,407
   Other income (loss), net of
     income taxes........................      (409)       (579)         179         (530)
        Total Other Income...............       682       2,052        3,461        6,877


 INCOME BEFORE INTEREST CHARGES..........    90,917      89,075      232,330      214,242

 INTEREST CHARGES (CREDITS):
   Interest expense......................    26,171      27,485       79,351       81,775
   Allowance for borrowed funds
     used during construction............    (1,376)     (3,450)      (4,424)      (8,693)
        Total Interest Charges, net......    24,795      24,035       74,927       73,082

 NET INCOME..............................    66,122      65,040      157,403      141,160
 Preferred Stock Cash Dividends
   (at stated rates).....................    (1,351)     (1,416)      (4,090)      (4,280)
 Earnings Available for Common Stock.....    64,771      63,624      153,313      136,880
 Retained Earnings at Beginning
   of Period.............................   387,778     339,094      366,236      324,101
 Common Stock Cash Dividends
   Declared..............................   (34,200)    (31,400)    (101,200)     (89,663)
 Retained Earnings at End of Period......  $418,349    $371,318   $  418,349     $371,318

See notes to consolidated financial statements.





                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Periods Ended September 30, 1996 and 1995
                                      (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                          1996            1995
                                                          (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................... $157,403        $141,160
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................  100,572          83,589
    Amortization of nuclear fuel.......................   13,282           5,264
    Deferred income taxes, net.........................   10,040          (3,774)
    Deferred investment tax credits, net...............   (2,432)         (2,422)
    Nuclear refueling accrual..........................   (2,723)          5,218
    Allowance for funds used during construction.......   (7,706)        (16,100)
    Unamortized loss on reacquired debt................      570          (3,645)
    Over (under) collections, fuel adjustment clause...   (2,025)         20,750
    Early retirements..................................   (4,766)        (21,291)
    Emission allowances, net of AFC....................   (1,885)         (7,593)
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables...............   (9,047)         (9,145)
      (Increase) decrease in inventories...............   11,423           4,422
      Increase (decrease) in accounts payable..........  (35,023)        (44,451)
      Increase (decrease) in taxes accrued.............   25,674          31,790
      Increase (decrease) in interest accrued..........    2,754           3,608
    Other, net.........................................    2,545         (10,772)
Net Cash Provided From Operating Activities............  258,656         176,608

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC........................... (128,386)       (173,685)
  Nonutility property and investments..................     (137)            (52)
Net Cash Used For Investing Activities................. (128,523)       (173,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Equity contributions from parent...................   32,796         133,240
    First Mortgage Bonds...............................     -             99,583
    Issuance on bank note..............................     -              1,019
    Other long-term debt...............................     -               -
  Repayments:
    First and Refunding Mortgage Bonds.................  (22,000)        (48,779)
    Note payable to affiliated companies...............     -            (19,409)
    Repayment of bank loans............................   (1,886)           -
    Other long-term debt...............................   (1,382)         (11,971)
    Preferred stock....................................   (2,876)         (2,846)
  Dividend payments:
    Common stock.......................................  (98,700)        (85,263)
    Preferred stock....................................   (4,111)         (4,336)
  Short-term borrowings, net...........................  (16,500)        (13,300)
  Fuel and emission allowance financings, net..........   (3,724)         27,923
Net Cash Provided From (Used For) Financing Activities. (118,383)         75,861

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS...........................   11,750          78,732
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......    6,798             346
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30.... $ 18,548        $ 79,078

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $4,424 and $8,693)...... $ 74,535        $ 23,500
                - Income taxes.........................   50,576           2,392
NONCASH FINANCING ACTIVITIES:
  City of Charleston Franchise Fee.....................   25,000            -


See notes to consolidated financial statements.


                    SOUTH CAROLINA ELECTRIC & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                   (Unaudited)

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

      B.  Basis of Accounting

      The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS
      71), "Accounting for the Effects of Certain Types of Regulations." The accounting standard allows cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of September 30, 1996, approximately $236 million and $54 million of regulatory assets and liabilities, respectively, including amounts recorded for accumulated deferred income tax assets and liabilities of approximately $82 million and $50 million, respectively. The electric regulatory assets of approximately $123 million (excluding accumulated deferred income tax assets) are being recovered through rates and, as discussed in Note 2, the Public Service Commission of South Carolina
      (PSC) has approved accelerated recovery of approximately $67 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded.

      C.  Reclassifications

      Certain amounts from prior periods have been reclassified to conform with the 1996 presentation.

2.   RATE MATTERS:

      With respect to rate matters at September 30, 1996, reference is made to
      Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. On July 10, 1995 the Company filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting the Company an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase is being implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding accumulated deferred income tax assets) and the transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The PSC's ruling does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitutes approximately 5% of the Company's electric revenues.

3.   RETAINED EARNINGS:

      The Restated Articles of Incorporation of the Company and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At September 30, 1996 approximately $15.5 million of retained earnings were restricted as to payment of cash dividends on common stock.

4.   COMMITMENTS AND CONTINGENCIES:

      With respect to commitments at September 30, 1996, reference is made to
      Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. No significant changes have occurred with respect to those matters as reported therein, except with regard to the Calhoun Park area site discussed in Note 4B below.

      Contingencies at September 30, 1996 are as follows:

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

      B.  Environmental

      The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred (approximately $16 million) and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. The deferral includes the costs estimated to be associated with the matters discussed below.

           The Company owns four decommissioned manufactured gas plant sites which contain residues of by- product chemicals. The Company maintains an active review of the sites to monitor the nature and extent of the residual contamination.

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

           In addition contamination may have migrated to the City's aquarium site from the manufactured gas plant. In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years by the Company to the City. The Company expects to recover the amount of the settlement through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. The Company is pursuing recovery of environmental liabilities from appropriate pollution insurance carriers. The Company does not expect the settlement to have a material impact on the Company's financial position or results of operations.

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

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the Company's strategic plan. The Company has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved (as discussed under "Liquidity and Capital Resources") the accelerated recovery of the Company's electric regulatory assets and the shift of depreciation reserves from transmission and distribution assets to nuclear production assets. The shift of depreciation reserves was not approved by the FERC. In May 1996 the FERC approved the Company's application establishing open access transmission tariffs and requesting authorization to sell bulk power to wholesale customers at market-based rates. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. The Company reported approximately $236 million and $54 million of regulatory assets and liabilities, respectively, including amounts recorded for accumulated deferred income tax assets and liabilities of approximately
$82 million and $50 million, respectively, on its balance sheet at September
30, 1996.

                  Material Changes in Capital Resources and Liquidity
                     From December 31, 1995 to September 30, 1996

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

     On July 10, 1995 the Company filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting the Company an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase is being implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately
$8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding accumulated deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The PSC's ruling does not apply to wholesale electric revenues under the FERC's jurisdiction.

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the nine months ended September 30, 1996 and 1995:


                                                  Nine Months Ended
                                                     September 30,
                                                   1996         1995
                                                 (Thousands of Dollars)

Net cash provided from operating activities $258,656 $176,608 Net cash provided from (used for)
  financing activities                          (118,383)      75,861
Cash and temporary cash investments available
  at the beginning of the period                   6,798          346
Net cash available for utility property
  additions and construction expenditures       $147,071     $252,815


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                  $128,386     $173,685

     On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with the Company. In consideration for the electric franchise agreement, the City will receive from the Company $25 million paid over seven years and the Company will donate to the City the existing transit assets in Charleston. In settlement of environmental claims the City may have had against the Company involving the Calhoun Park area, where the Company and its predecessor companies operated a manufactured gas plant until the 1960's, the Company will pay the City $26 million over a four-year period. As part of the environmental settlement, the Company has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The Company will invest up to $500,000 annually for 30 years in the City to defray the cost of underground wiring or other nonstandard service projects within scenic or historic districts of the City, which amounts will be matched by city funds.
The City has agreed to limit such projects to those which can be paid for from a combined pool of funds created by the Company's and the City's contributions. It is anticipated that the Company's payments for underground wiring/nonstandard service will be treated as investments in the electric distribution rate base by the Company's regulators.

     SCANA and Westvaco Corporation have formed a limited liability company, Cogen South LLC, to build and operate a $170 million cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, S. C. The facility will provide industrial process steam for the Westvaco paper mill and shaft horsepower to enable the Company to generate up to 99 megawatts of electricity. Construction financing is being provided to Cogen South LLC by banks. In addition to the cogeneration partnership, Westvaco has entered into a 20-year contract with the Company for all its electricity requirements at the Company's standard industrial rate. Construction of the plant began August 26, 1996, and it is expected to be operational in the fall of 1998.

     The Company anticipates that the remainder of its 1996 cash requirements will be met through internally generated funds, additional equity contributions from SCANA and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended September 30, 1996 was 3.74.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 Results of Operations
                For the Three and Nine Months ended September 30, 1996
                   As Compared to the Corresponding Periods in 1995

Earnings and Dividends

     Net income for the three and nine months ended September 30, 1996 increased approximately $1.1 million and $16.2 million, respectively, when compared to the corresponding periods in 1995. Increases in the electric sales margins more than offset increases in operating costs.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 3% and 7% of income before income taxes for the nine months ended September 30, 1996 and 1995, respectively.

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

     On August 21, 1996 the Company's Board of Directors authorized the payment of a dividend on common stock of $34.2 million for the quarter ended
September 30, 1996.   The dividend was paid on October 1, 1996
to SCANA Corporation.

     On October 22, 1996 the Company's Board of Directors authorized the payment of a dividend on common stock of $34.6 million for the quarter ended December 31, 1996. The dividend is payable on January 1, 1997 to SCANA Corporation.

Sales Margins

     The changes in the electric sales margins for the three and nine months ended September 30, 1996, when compared to the corresponding periods in 1995, were as follows:


                                     Three Months             Nine Months
                                  Change    % Change       Change    % Change
                                  (Millions)               (Millions)

Electric operating revenues          $21.4     7.0             $83.4     10.7
Less:  Fuel used in electric
         generation                   (1.2)   (2.2)             17.7     13.6
       Purchased power                 4.1    16.0               1.1      1.3
Margin                               $18.5     8.1             $64.6     11.4


     The electric sales margins increased for the three and nine months ended September 30, 1996, when compared to the corresponding periods in 1995 as a result of the rate increase received by the Company in January 1996, and economic growth factors.

     The changes in the gas sales margins for the three and nine months ended September 30, 1996, when compared to the corresponding periods in 1995, were as follows:


                                     Three  Months           Nine Months
                                  Change    % Change      Change    % Change
                                  (Millions)              (Millions)

Gas operating revenues               $3.2      10.2          $22.4      15.6
Less:  Gas purchased for resale       3.0      13.4           21.2      24.5
Margin                               $0.2       2.6          $ 1.2       2.1

     The gas sales margins increased slightly for the three and nine months ended September 30, 1996, when compared to the corresponding periods in 1995 primarily as a result of increased firm sales.

 Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three and nine months ended September 30, 1996, when compared to the corresponding periods in 1995 are presented in the following table:

                                      Three Months            Nine Months
                                   Change     % Change      Change   % Change
                                   (Millions)            (Millions)

Other operation and maintenance      $ 7.1      10.8       $10.1        5.1
Depreciation and amortization          5.8      20.8        17.0       20.4
Income taxes                           1.0       2.7        10.9       13.4
Other taxes                            1.7       8.7         6.1       11.0
Total                                $15.6      10.3       $44.1       10.5


     Other operation and maintenance expenses for the three and nine months ended September 30, 1996 increased from 1995 levels primarily as a result of higher production costs attributable to the Cope Plant which was brought on line in January 1996. Increases in depreciation and amortization expenses for the three and nine months comparisons reflect the addition of the Cope Plant and other additions to plant in service. The increases in income tax expense for the two periods correspond to the increases in operating income. The increases in other taxes reflect higher property taxes resulting from property additions and higher millages and assessments.

Interest Charges

     Interest expense, excluding the debt component of AFC, for the three and nine months ended September 30, 1996 decreased $1.3 million and $2.4 million, respectively, when compared to the corresponding periods in 1995 primarily as a result of reductions in outstanding debt.

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



                                        SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                                   (Registrant)




November 12, 1996                          By:  s/Jimmy E. Addison
                                                Jimmy E. Addison
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered
Number                                                              Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on December 15, 1993
          (Exhibit 3-A to Form 10-Q for the quarter
          ended June 30, 1994, File No. 1-3375)......................    #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File
          No. 1-3375)
       C. Articles of Amendment, dated November 9, 1994
          (Exhibit 3-C to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       D. Articles of Amendment, dated December 9, 1994
          (Exhibit 3-D to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       E. Articles of Correction, dated January 17, 1995
          (Exhibit 3-E to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       F. Articles of Amendment, dated January 13, 1995
          (Exhibit 3-F to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       G. Articles of Amendment, dated March 31, 1995
          (Exhibit 3-G to Form 10-Q for the quarter
          ended March 31, 1995, File No. 1-3375).....................   #
       H. Articles of Correction - Amendment to Statement
          filed March 31, 1995, dated December 13, 1995
          (Exhibit 3-H to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)........................   #
       I. Articles of Amendment dated December 13, 1995
          (Exhibit 3-I to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)........................   #
       J. Copy of By-Laws of the Company as revised and
          amended on June 18, 1996 (Exhibit 3-J to Form
          10-Q for the quarter ended March 31, 1996)..................  #

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

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY           Sequentially
                                EXHIBIT INDEX                        Numbered
Number                                                                 Pages
    4.  (Continued)
    June 1, 1955       Exhibit 2-G to Registration No. 2-26459
    November 1, 1957   Exhibit 2-H to Registration No. 2-26459
    September 1, 1958  Exhibit 2-I to Registration No. 2-26459
    September 1, 1960  Exhibit 2-J to Registration No. 2-26459
    June 1, 1961       Exhibit 2-K to Registration No. 2-26459
    December 1, 1965   Exhibit 2-L to Registration No. 2-26459
    June 1, 1966       Exhibit 2-M to Registration No. 2-26459
    June 1, 1967       Exhibit 2-N to Registration No. 2-29693
    September 1, 1968  Exhibit 4-O to Registration No. 2-31569
    June 1, 1969       Exhibit 4-C to Registration No. 33-38580
    December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
    June 1, 1970       Exhibit 4-R to Registration No. 2-37363
    March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
    January 1, 1972    Exhibit 4-C to Registration No. 33-38580
    July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
    May 1, 1975        Exhibit 4-C to Registration No. 33-38580
    July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
    February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
    December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
    March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
    May 1, 1977        Exhibit 4-C to Registration No. 33-38580
    February 1, 1978   Exhibit 4-C to Registration No. 33-38580
    June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
    April 1, 1979      Exhibit 4-C to Registration No. 33-38580
    June 1, 1979       Exhibit 4-C to Registration No. 33-38580
    April 1, 1980      Exhibit 4-C to Registration No. 33-38580
    June 1, 1980       Exhibit 4-C to Registration No. 33-38580
    December 1, 1980   Exhibit 4-C to Registration No. 33-38580
    April 1, 1981      Exhibit 4-D to Registration No. 33-49421
    June 1, 1981       Exhibit 4-D to Registration No. 2-73321
    March 1, 1982      Exhibit 4-D to Registration No. 33-49421
    April 15, 1982     Exhibit 4-D to Registration No. 33-49421
    May 1, 1982        Exhibit 4-D to Registration No. 33-49421
    December 1, 1984   Exhibit 4-D to Registration No. 33-49421
    December 1, 1985   Exhibit 4-D to Registration No. 33-49421
    June 1, 1986       Exhibit 4-D to Registration No. 33-49421
    February 1, 1987   Exhibit 4-D to Registration No. 33-49421
    September 1, 1987  Exhibit 4-D to Registration No. 33-49421
    January 1, 1989    Exhibit 4-D to Registration No. 33-49421
    January 1, 1991    Exhibit 4-D to Registration No. 33-49421
    February 1, 1991   Exhibit 4-D to Registration No. 33-49421
    July 15, 1991      Exhibit 4-D to Registration No. 33-49421
    August 15, 1991    Exhibit 4-D to Registration No. 33-49421
    April 1, 1993      Exhibit 4-E to Registration No. 33-49421
    July 1, 1993       Exhibit 4-D to Registration No. 33-57955
      D.  Indenture dated as of April 1, 1993 from South Carolina
          Electric & Gas Company to NationsBank of Georgia, National Association (Filed as Exhibit 4-F to Registration
          Statement No. 33-49421)......................................  #
      E.  First Supplemental Indenture to Indenture referred to
          in Exhibit 4-D dated as of June 1, 1993 (Filed as
          Exhibit 4-G to Registration Statement No. 33-49421)..........  #
      F.  Second Supplemental Indenture to Indenture referred to in Exhibit 4-D dated as of June 15, 1993 (Filed as
          Exhibit 4-G to Registration Statement No. 33-57955)..........  #

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