Form 10-K
period 1996-12-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1997-03-14
CIK 91882

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                     FORM 10-K

(Mark One)

 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended   December 31, 1996

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was zero.

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

     As of February 28, 1997 there were issued and outstanding
40,296,147 shares of the registrant's common stock, $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

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

                              NONE

                              TABLE OF CONTENTS

                                                                      Page

DEFINITIONS .......................................................     4

PART I

     Item 1.  Business ............................................     5

     Item 2.  Properties ..........................................    19

     Item 3.  Legal Proceedings ...................................    21

     Item 4.  Submission of Matters to a Vote of
               Security Holders ...................................    21

PART II

     Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters.....................    21

     Item 6.  Selected Financial Data .............................    22

     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ......    23

     Item 8.  Financial Statements and Supplementary Data .........    30

     Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ................    57

PART III

     Item 10. Directors and Executive Officers of the
               Registrant .........................................    57

     Item 11. Executive Compensation ..............................    61

     Item 12. Security Ownership of Certain Beneficial
               Owners and Management ..............................    65

     Item 13. Certain Relationships and Related Transactions ......    66

PART IV

     Item 14. Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K ............................    66

SIGNATURES ........................................................    67

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

                            PART I

ITEM 1.  BUSINESS

                        THE COMPANY

ORGANIZATION

     The Company, a wholly owned subsidiary of SCANA, is a South Carolina corporation organized in 1924 and has its principal executive office at 1426 Main Street, Columbia, South Carolina 29201, telephone number (803) 748-3000. The Company had 3,637 full-time, permanent employees as of December 31, 1996 as compared to 3,721 full-time, permanent employees as of December 31, 1995.

     SCANA, a South Carolina corporation, was organized in 1984 and is a public utility holding company within the meaning of PUHCA but is presently exempt from registration under such Act. SCANA holds all of the issued and outstanding common stock of the Company.
(See Note 1A of Notes to Consolidated Financial Statements.)

INDUSTRY SEGMENTS

     The Company is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity and in the purchase and sale, primarily at retail, of natural gas in South Carolina. The Company also renders urban bus service in the metropolitan area of Columbia, South Carolina. The Company's business is subject to seasonal fluctuations. Generally, sales of electricity are higher during the summer and winter months because of air-conditioning and heating requirements, and sales of natural gas are greater in the winter months due to its use for heating requirements.

     The Company's electric service area extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 30 of the 46 counties in South Carolina and covers more than 20,000 square miles. The total population of the counties representing the Company's combined service area is approximately 2.4 million.

     The predominant industries in the territories served by the Company include: synthetic fibers; chemicals and allied products; fiberglass and fiberglass products; paper and wood products; metal fabrication; stone, clay and sand mining and processing; and various textile-related products.

     Information with respect to industry segments for the years ended December 31, 1996, 1995 and 1994 is contained in Note 11 of
Notes to Consolidated Financial Statements and all such information is incorporated herein by reference.

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, the future prices of electricity, and the regulatory actions which may be taken by the PSC and the FERC in response to the changing environment cannot be predicted. However, recent FERC actions will likely accelerate competition among electric utilities by providing for wholesale transmission access. In April 1996 the FERC issued Order 888, which addresses open access to transmission lines and stranded cost recovery. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately five percent of the Company's electric revenues is under FERC jurisdiction.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. The Company has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved (as discussed under "Capital Requirements and Financing Program") the accelerated recovery of the Company's electric regulatory assets and the shift, for ratemaking purposes, of depreciation reserves from transmission and distribution assets to nuclear production assets. The FERC has rejected the depreciation reserve transfer for rates subject to its jurisdiction. In May 1996 the FERC approved the Company's application establishing open access transmission tariffs and requesting authorization to sell bulk power to wholesale customers at market-based rates. Significant investments are being made in customer and management information systems. Marketing of services to commercial and industrial customers has been increased significantly. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of SCANA would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $284 million and $51 million of regulatory assets and liabilities, respectively, including amounts recorded for net deferred income tax assets and liabilities of approximately $104 million and $49 million, respectively, on its balance sheet at December 31, 1996.

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

     The Company recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the Company continues its ongoing construction program it is necessary to seek increases in rates. As a result the Company's future financial position and results of operations will be affected by its ability to obtain adequate and timely rate and other regulatory relief. On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates of 7.34%, which will produce additional revenues of approximately $67.5 million annually. The increase has been implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, based on a test year, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The PSC's ruling does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitute approximately five percent of the Company's electric revenues. The FERC has rejected the transfer of depreciation reserve for rates subject to its jurisdiction.

     During 1997 the Company is expected to meet its capital requirements principally through internally generated funds (approximately 72%, after payment of dividends), the issuance and sale of debt securities and additional equity contributions from SCANA. Short-term liquidity is expected to be provided by issuance of commercial paper. The timing and amount of such sales and the type of securities to be sold will depend upon market conditions and other factors.

     The Company's revised estimates of its cash requirements for construction and nuclear fuel expenditures, which are subject to continuing review and adjustment, for 1997 and the two-year period 1998-1999 as now scheduled, are as follows:

Type of Facilities                              1998-1999        1997
                                                (Thousands of Dollars)
Electric Plant:
  Generation. . . . . . . . . . . . . . . .     $127,397       $ 61,869
  Transmission. . . . . . . . . . . . . . .       40,442         19,801
  Distribution. . . . . . . . . . . . . . .      121,821         63,250
  Other . . . . . . . . . . . . . . . . . .       18,667         18,344
Nuclear Fuel. . . . . . . . . . . . . . . .       24,257         30,706
Gas . . . . . . . . . . . . . . . . . . . .       35,792         21,327
Common. . . . . . . . . . . . . . . . . . .       14,161         39,666
Other . . . . . . . . . . . . . . . . . . .          701            559
          Total . . . . . . . . . . . . . .     $383,238       $255,522

     The above estimates exclude AFC.

     Actual expenditures for the years 1997 and 1998-1999 may vary from the estimates set forth above due to factors such as inflation, economic conditions, regulation, legislation, rates of load growth, environmental protection standards and the cost and availability of capital.

     During 1996 the Company expended approximately $17.2 million as part of a program to extend the operating lives of certain non-nuclear generating facilities. Additional improvements to be made under the program during 1997, included in the table above, are estimated to cost approximately $34.6 million.

     The Company's revised cost estimates for its construction program for the periods 1997 and 1998-1999, shown in the above table, include costs of the projects described below.

Other

     In addition to the Company's capital requirements for 1997 described in "Capital Requirements" above, approximately $45.2 million will be required for refunding and retiring outstanding securities and obligations. For the years 1998-2001, the Company has an aggregate of $293.9 million of long-term debt maturing (including approximately $69.2 million for sinking fund requirements, of which $68.7 million may be satisfied by deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits) and $9.8 million of purchase or sinking fund requirements for preferred stock.

     SCANA and Westvaco Corporation have formed a limited liability company, Cogen South LLC, to build and operate a $170 million cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The facility will provide industrial process steam for the Westvaco paper mill and shaft horsepower to enable the Company to generate up to 99 megawatts of electricity. Construction financing is being provided to Cogen South LLC by banks. In addition to the cogeneration LLC, Westvaco has entered into a 20-year contract with the Company for all its electricity requirements at the North Charleston mill at the Company's standard industrial rate. Construction of the plant began in September 1996 and it is expected to be operational in the fall of 1998.

Financing Program

     The Company's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1996 the Bond Ratio was 4.37. The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property additions totaled approximately $379 million at December 31, 1996),
(ii) retirements of Class A Bonds (which retirement credits totaled $69.6 million at December 31, 1996), and (iii) cash on deposit with the Trustee.

    The Company has a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis
of a like principal amount of Class A Bonds issued   under the Old
Mortgage which have been deposited with the Trustee of the New Mortgage (of which $185 million were available for such purpose at December 31, 1996), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1996 the New Bond Ratio was 5.90.

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

     Pursuant to Section 204 of the Federal Power Act, the Company must obtain the FERC authority to issue short-term debt. As amended by SCE&G's request approved in 1997 the FERC has authorized the Company to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less, but not later than December 31, 1999. Commercial paper outstanding at December 31, 1996 was $90.0 million.

     The Company had $145 million authorized and unused lines of credit at December 31, 1996. In addition, Fuel Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 1996. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. (See "Fuel Financing Agreements.") Fuel Company commercial paper outstanding at December 31, 1996 was $66.1 million.

     The Company's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1996 the Preferred Stock Ratio was 2.80.

     The ratios of earnings to fixed charges (SEC Method) were 3.80, 3.41, 3.46, 3.57 and 2.73 for the years ended December 31,
1996, 1995, 1994, 1993 and 1992, respectively.

     During 1996 the Company received $48.7 million in equity contributions from SCANA. These contributions represented proceeds from the sale of common stock through SCANA's Investor Plus Plan and Stock Purchase Savings Program which in 1996 raised $20.8 million and $27.9 million, respectively, in equity capital. Effective February 1, 1997 SCANA announced the conversion of the Investor Plus Plan from an original issue plan to a market purchase plan.

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

     At December 31, 1996 commercial paper outstanding was approximately $66.1 million at a weighted average interest rate of 5.62%. (See Notes 1M and 4 of Notes to Consolidated Financial
Statements.)

ELECTRIC OPERATIONS

Electric Sales

     In 1996 residential sales of electricity accounted for 43% of electric sales revenues; commercial sales 30%; industrial sales
19%; sales for resale 4%; and all other 4%. KWH sales by classification for the years ended December 31, 1996 and 1995 are presented below:


                                             Sales
                                              KWH                         %
Classification                       1996               1995           Change
                                           (thousands)

Residential                        5,939,703          5,726,815         3.72
Commercial                         5,222,517          5,078,185         2.84
Industrial                         5,320,515          5,210,368         2.11
Sale for resale                    1,023,211          1,063,064        (3.75)
Other                                505,793            506,806        (0.20)
  Total Territorial               18,011,739         17,585,238         2.43
Interchange                          895,016            195,591       357.60
  Total                           18,906,755         17,780,829         6.33

     Sales for resale includes electricity furnished for resale to three municipalities, two electric cooperatives and, for 1995, one state electric agency. One municipality and one electric cooperative have notified the Company of their intent to terminate in the year 2000 their wholesale power contracts with the Company and bid out their electric requirements. Interchange sales during 1996 includes sales to thirteen investor-owned utilities, one electric cooperative and two federal/state electric agencies. During 1995, interchange sales includes sales to four investor-owned utilities, one electric cooperative and one state electric agency.

     During 1996 the Company recorded a net increase of 8,965 electric customers, increasing its total customers to 493,346.

     The electric sales volume for territorial sales increased for the year ended December 31, 1996 compared to the prior year as a result of increased residential and commercial sales due primarily to customer growth. The all-time peak demand of 3,698 MW was set on July 23, 1996.

     Interchange sales volume for 1996 increased as a result of additional system capacity resulting from the startup of the Cope plant in early 1996.

     On August 8, 1995 the Company signed an agreement with the DOE to lease the Savannah River Site's (SRS) power and steam generation and transmission facilities. The agreement calls for SRS to purchase all its electrical and a majority of its steam requirements from the Company. The Company is leasing (with an option to renew) the power plant for ten years and the electrical transmission lines for 40 years, with an option to refurbish the facilities or build a new system.

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

Fuel Costs

     The following table sets forth the average cost of nuclear fuel and coal and the weighted average cost of all fuels (including oil and natural gas) used by the Company and GENCO for the years
1994-1996.

                                 1996            1995            1994
Nuclear:
  Per million BTU               $  .47          $  .48          $  .51
Coal:
 Company:
  Per ton                       $39.27          $40.01          $39.92
  Per million BTU                 1.55            1.57            1.57
 GENCO:
  Per ton                       $41.66          $42.21          $41.85
  Per million BTU                 1.62            1.63            1.63
Weighted Average Cost
  of All Fuels:
  Per million BTU               $ 1.52          $ 1.26          $ 1.39

     The fuel costs for 1994 shown above exclude the effects of a PSC-approved offsetting of fuel costs through the application of credits carried on the Company's books as a result of a 1980 settlement of certain litigation.

Fuel Supply

     The following table shows the sources and approximate
percentages of total for the Company's KWH generation (including
Williams Station) by each category of fuel for the years 1994-1996 and the estimates for 1997 and 1998.
                                 Percent of Total KWH Generated
                           Estimated                     Actual
                         1998     1997         1996      1995     1994

Coal                       69%      71%          74%       65%      76%
Nuclear                    26       24           24        27       17
Hydro                       5        5            5         5        6
Natural Gas & Oil          -        -            -          3        1
                          100%     100%         100%      100%     100%

     Coal is used at all five of the Company's major fossil fuel-fired plants and GENCO's Williams Station. Unit train deliveries are used at all of these plants. On December 31, 1996 the Company had approximately a 37-day supply of coal in inventory and GENCO had approximately a 30-day supply.

     The supply of coal is obtained through contracts and purchases on the spot market. Spot market purchases are expected to continue for coal requirements in excess of those provided by the Company's existing contracts. Contracts for the purchase of coal represent 89.1% of estimated requirements for 1997 (approximately 5.4 million tons, including requirements of Williams Station).

     The supply of contract coal is purchased from six suppliers located in eastern Kentucky and southwest Virginia. Contract commitments, which expire at various times from 1997-2003, approximate 4.4 million tons annually. Sulfur restrictions on the contract coal range from .75% to 2%.

     The Company believes that its operations are in substantial compliance with all existing regulations relating to the discharge of sulfur dioxide. The Company is unaware that any more stringent sulfur content requirements for existing plants are contemplated at the State level by DHEC. However, the Company will be required to meet the more stringent Federal emissions standards established by the Clean Air Act (see "Environmental Matters").

     The Company has adequate supplies of uranium or enriched uranium product under contract to manufacture nuclear fuel for Summer Station through 2005. The following table summarizes all contract commitments for the stages of nuclear fuel assemblies:
                                            Remaining    Expiration
    Commitment            Contractor        Regions(1)      Date

Uranium                  Energy Resources
                          of Australia        13            1997
Uranium                  Everest Minerals     13            1996
Conversion               ConverDyn            13            1997
Enrichment               USEC (2)            13-18          2005
Fabrication              Westinghouse        13-21          2009
Reprocessing             None

(1) A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region no. 12 was loaded in 1996 and Region no. 13 will be loaded in 1997.

(2) Contract provisions for the delivery of enriched uranium product encompass uranium supply and conversion and enrichment services.

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

Decommissioning

     Decommissioning of Summer Station is presently scheduled to commence when the operating license expires in the year 2022.
Based on a 1991 study, the expenditures (on a before-tax basis) related to the Company's share of decommissioning activities are estimated, in 2022 dollars assuming a 4.5% annual rate of inflation, to be $545.3 million including partial reclamation costs. The Company is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. The Company's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in each of 1996 and 1995) are used to pay premiums on insurance policies on the lives of certain Company personnel. The Company is the beneficiary of these policies. Through these insurance contracts, the Company is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis at a rate higher than can be achieved using more traditional funding approaches. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by the Company to an external trust fund in compliance with the financial assurance requirements of the Nuclear Regulatory Commission. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from the Company described above. The Company records its liability for decommissioning costs in deferred credits.

                      GAS OPERATIONS

Gas Sales

     In 1996 residential sales accounted for 46% of gas sales revenues; commercial sales 31%; industrial sales 23%. Dekatherm sales by classification for the years ended December 31, 1996 and 1995 are presented below:


                                        Sales
                                      Dekatherms                    %
Classification                    1996             1995           Change

Residential                    14,108,058       12,333,769         14.4
Commercial                     11,027,830       10,436,987          5.7
Industrial                     13,909,258       13,467,687          3.3
Transportation gas              3,108,058        3,603,314        (13.7)
    Total                      42,153,204       39,841,757          5.8


     During 1996 the Company recorded a net increase of 5,154 gas customers, increasing its total customers to 248,496.

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

Gas Cost and Supply

     Pipeline Corporation purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a gas inventory charge. The gas is brought to South Carolina through transportation agreements with both Southern Natural and Transco, which expire at various times from 1997 to 2003. The volume of gas which Pipeline Corporation is entitled to transport under these contracts on a firm basis is shown below:

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

     The average cost per MCF of natural gas purchased from Pipeline Corporation was approximately $4.30 in 1996 compared to $3.77 in 1995.

     To meet the requirements of the Company and its other high priority natural gas customers during periods of maximum demand, Pipeline Corporation supplements its supplies of natural gas from two LNG plants. The LNG plants are capable of storing the lique-fied equivalent of 1,900,000 MCF of natural gas, of which approximately 1,746,830 MCF were in storage at December 31, 1996. On peak days the LNG plants can regasify up to 150,000 MCF per day. Additionally, Pipeline Corporation had contracted for 6,450,727 MCF of natural gas storage space of which 6,294,474 MCF were in storage on December 31, 1996.

     The Company believes that supplies under contract and available for spot market purchase are adequate to meet existing customer demands and to accommodate growth.

Curtailment Plans

     The FERC has established allocation priorities applicable to firm and interruptible capacities on interstate pipeline companies which require Southern Natural and Transco to allocate capacity to Pipeline Corporation. The FERC allocation priorities are not applicable to deliveries by the Company to its customers, which are governed by a separate curtailment plan approved by the PSC.

REGULATION

General

     The Company is subject to the jurisdiction of the PSC as to retail electric, gas and transit rates, service, accounting, issuance of securities (other than short-term promissory notes) and other matters. The Company is subject to regulation under the Federal Power Act, administered by the FERC and the DOE, in the transmission of electric energy in interstate commerce and in the sale of electric energy at wholesale for resale, as well as with respect to licensed hydroelectric projects and certain other matters, including accounting and the issuance of short-term promissory notes. (See "Capital Requirements and Financing Program").

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

     The Company holds licenses under the Federal Water Power Act or the Federal Power Act with respect to all its hydroelectric projects. The expiration dates of the licenses covering the projects are as follows:

       Project                 Capability (KW)      License Expiration Date

       Neal Shoals                  5,000                     2036
       Stevens Creek                9,000                     2025
       Columbia                    10,000                     2000
       Saluda                     206,000                     2007
       Parr Shoals                 14,000                     2020
       Fairfield Pumped Storage   512,000                     2020

     Pursuant to the provisions of the Federal Power Act, as amended, an application for a new license for Neal Shoals was filed with the FERC on December 30, 1991. No competing applications were filed. The FERC issued a new 40-year license for the Neal Shoals project on June 17, 1996.

     The Company filed a notice of intent to file an application for a new license for Columbia on June 29, 1995. The application for the new license will be filed by June 30, 1998.

     At the termination of a license under the Federal Power Act, the United States government may take over the project covered thereby, or the FERC may extend the license or issue a license to another applicant. If the Federal government takes over a project or the FERC issues a license to another applicant, the original licensee is entitled to be paid its net investment in the project, not to exceed fair value, plus severance damages.

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

     In 1996, the NRC completed the Systematic Assessment of Licensee Performance (SALP) for Summer Station. The station was assessed in four functional areas. The results of the assessment identified superior performance in Plant Operations, Maintenance and Engineering and good performance in Plant Support. Superior is the highest assessment given by the NRC.

     Summer Station has received a category one rating from the Institute of Nuclear Power Operations (INPO) in the last four out of five evaluations. The category one rating is the highest given by INPO for a nuclear plant's overall operations.

National Energy Policy Act of 1992 and FERC Orders 636 and 888

     The Company's regulated business operations were impacted by the NEPA and FERC Orders No. 636 and 888. NEPA was designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. See "Competition" for a discussion of FERC Order 888. Order No. 636 was intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it continues to be able to meet successfully the challenges of these altered business climates and does not anticipate there to be any material adverse impact on the results of operations, cash flows, financial position or business prospects.

RATE MATTERS

     The following table presents a summary of significant rate activity for the years 1992-1996 based on test years:

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

     On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase has been implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, based on a test year, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The PSC's ruling does not apply to wholesale electric revenue under the FERC's jurisdiction, which constitute approximately five percent of the Company's electric revenues. The FERC has rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

    In 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In October 1996, as a result of the ongoing annual review, the PSC approved the continued use of the billing surcharge. The balance remaining to be recovered amounts to approximately $38.0 million.

     In September 1992 the PSC issued an order granting the Company a $.25 increase in transit fares from $.50 to $.75 in both Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low-income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. The Company appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied
in an Order dated May 9, 1996.   In this Order, the Circuit Court
upheld its previous Orders and remanded them back to the PSC. During August, the PSC heard oral arguments on the Orders on remand for the Circuit Court. On September 30, 1996, the PSC issued an order affirming its previous orders and denied the Company's request for reconsideration. The Company has appealed these two PSC orders back to the Circuit Court where they are awaiting action.

Fuel Cost Recovery Procedures

     The PSC has established a fuel cost recovery procedure which determines the fuel component in the Company's retail electric base rates annually based on projected fuel costs for the ensuing twelve-month period, adjusted for any overcollection or undercollection from the preceding twelve-month period. The
Company has the right to request a formal proceeding at any time should circumstances dictate such a review.

     In the April 1996 annual review of the fuel cost component of electric rates, the PSC decreased the rate from 13.48 mills per KWH to 13.10 mills per KWH, a monthly decrease of $0.38 for an average customer using 1,000 KWH a month.

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

     In the October 1996 review the PSC decreased the base cost of gas from 43.081 cents per therm to 42.800 cents per therm which resulted in a monthly decrease of $0.28 (including applicable taxes) based on an average of 100 therms per month on a residential bill during the heating season. In November 1996, the Company requested that the base cost of gas be increased to 51.260 cents per therm as a result of unforseen increases in current and projected natural gas costs. The PSC approved the Company's request effective for bills rendered beginning in December 1996.
An average residential bill for 100 therms per month increased by $8.50.

ENVIRONMENTAL MATTERS

General

     Federal and state authorities have imposed environmental regulations and standards requirements relating primarily to air emissions, wastewater discharges and solid, toxic and hazardous waste management. Developments in these areas may require that equipment and facilities be modified, supplemented or replaced. The ultimate effect of these regulations and standards upon existing and proposed operations cannot be forecast.

Capital Expenditures

     In the years 1994 through 1996, capital expenditures for environmental control amounted to approximately $73.2 million. In addition, approximately $12.2 million, $10.4 million and $8.8 million of environmental control expenditures were made during 1996, 1995 and 1994, respectively, which were included in "Other operation" and "Maintenance" expenses. It is not possible to estimate all future costs for environmental purposes but forecasts for capitalized expenditures are $18.0 million for 1997 and $119.2 million for the four-year period 1998 through 2001. These expenditures are included in the Company's construction program.

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

     The Company filed compliance plans related to Phase II requirements with DHEC during 1995. The Company currently estimates that air emissions control equipment will require capital expenditures of $105 million over the 1997-2001 period to retrofit existing facilities, with increased operation and maintenance cost of approximately $1 million per year. To meet compliance requirements through the year 2006, the Company anticipates total capital expenditures of approximately $122 million.

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

Superfund Act and Environmental Assessment Program

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup and environmental claims settlements relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. Deferred amounts totaled $41.4 million and $18.0 million at December 31, 1996 and 1995, respectively. The deferral includes the costs estimated to be associated with the matters discussed below.

              In September 1992 the EPA notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area site in Charleston, South Carolina. This site originally encompassed approximately eighteen acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of the Company's decommissioned manufactured gas plants.
               The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service, the City of Charleston and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and a draft Remedial Investigation Report was submitted to the EPA in February 1995. The Company resolved second and third round comments and submitted a Final Draft Remedial Investigation Report in October 1996. Although the Company is continuing to investigate cost-effective cleanup methodologies, further work is pending EPA approval of the Final Draft Remedial Investigation Report.

              In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years by the Company to the City. The Company is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup. As part of the environmental settlement, the Company has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The Company does not expect the settlement to have a material impact on the Company's results of operations, cash flows or financial position.

              The Company owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The Company maintains an active review of the sites to monitor the nature and extent of the residual contamination.

              The Company is pursuing recovery of environmental liabilities from appropriate pollution insurance carriers.

Solid Waste Control

     The South Carolina Solid Waste Policy and Management Act of 1991 directed the DHEC to promulgate regulations for the disposal of industrial solid waste. DHEC has proposed a regulation, which if adopted as a final regulation in its present form, would significantly increase the Company's costs of construction and operation of existing and future ash management facilities.

Nuclear Fuel Disposal

     The Nuclear Waste Policy Act of 1982 requires that the United States government make available by 1998 a permanent repository for high-level radioactive waste and spent nuclear fuel and imposes a fee of 1.0 mil per KWH of net nuclear generation after April 7, 1983. Payments, which began in 1983, are subject to change and will extend through the operating life of Summer Station. The Company entered into a contract with the DOE on June 29, 1983, providing for permanent disposal of its spent nuclear fuel by the DOE. The DOE presently estimates that the permanent storage facility will not be available until 2010. The Company has on-site spent nuclear fuel storage capability until at least 2009 and expects to be able to expand its storage capacity to accommodate the spent nuclear fuel output for the life of the plant through rod consolidation, dry cask storage or other technology as it becomes available. The Act also imposes on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available.

OTHER MATTERS

     With regard to the Company's insurance coverage for Summer
Station, reference is made to Note 10B of Notes to Consolidated
Financial Statements which is incorporated herein by reference.

ITEM 2. PROPERTIES

     The Company's bond indentures, securing the First and Refunding Mortgage Bonds and First Mortgage Bonds issued thereunder, constitute direct mortgage liens on substantially all of its property.

                                 ELECTRIC


     The following table gives information with respect to the Company's electric generating facilities.


                                                             Net Generating
                 Present                             Year      Capability
Facility     Fuel Capability      Location        In-Service     (KW)(1)

Steam
Urquhart         Coal/Gas        Beech Island, SC    1953        250,000
McMeekin         Coal/Gas        Irmo, SC            1958        252,000
Canadys          Coal/Gas        Canadys, SC         1962        430,000
Wateree          Coal            Eastover, SC        1970        700,000
Summer (2)       Nuclear         Parr, SC            1984        628,000
D-Area (3)       Coal            DOE Savannah
                                  River Site, SC     1995         17,000
Cope   (4)       Coal            Cope, SC            1996        385,000

Gas Turbines
Burton           Gas/Oil         Burton, SC          1961         28,500
Faber Place      Gas             Charleston, SC      1961          9,500
Hardeeville      Oil             Hardeeville, SC     1968         14,000
Canadys          Gas/Oil         Canadys, SC         1968         14,000
Urquhart         Gas/Oil         Beech Island, SC    1969         38,000
Coit             Gas/Oil         Columbia, SC        1969         30,000
Parr             Gas/Oil         Parr, SC            1970         60,000
Williams (5)     Gas/Oil         Goose Creek, SC     1972         49,000
Hagood           Gas/Oil         Charleston, SC      1991         95,000

Hydro
Neal Shoals                      Carlisle, SC        1905          5,000
Parr Shoals                      Parr, SC            1914         14,000
Stevens Creek                    Martinez, GA        1914          9,000
Columbia                         Columbia, SC        1927         10,000
Saluda                           Irmo, SC            1930        206,000


Pumped Storage
Fairfield                        Parr, SC            1978        512,000
                 Total (6)                                     3,756,000


(1)           Summer rating.
(2)           Represents the Company's two-thirds portion of the Summer
              Station.
(3) This plant is operated under lease from the DOE and is dispatched to DOE's Savannah River Site steam needs. "Net Generating Capability" for this plant is expected average hourly output. The lease expires on October 1, 2005.
(4)           Plant began commercial operation in January 1996.
(5) The two gas turbines at Williams are leased and have a net capability of 49,000 KW. This lease expires on June 29, 1997.
(6)           Excludes Williams Station.

     The Company owns 430 substations having an aggregate transformer capacity of 21,078,351 KVA. The transmission system consists of 3,142 miles of lines and the distribution system consists of 15,840 pole miles of overhead lines and 3,331 trench miles of underground lines.


GAS

Natural Gas

     The Company's gas system consists of approximately 7,029 miles of three-inch equivalent distribution pipelines and approximately
11,474 miles of distribution mains and related service facilities.


Propane

     The Company has propane air peak shaving facilities which can supplement the supply of natural gas by gasifying propane to yield the equivalent of 102,000 MCF per day of natural gas. These facilities can store the equivalent of 430,405 MCF of natural gas.


TRANSIT

     The Company owns 54 motor coaches used in the operation of the Columbia transit system. The Columbia system is comprised of fifteen routes covering 177 miles.

    Effective October 1, 1996, the Company transferred ownership and operation of the Charleston transit system to the City of Charleston. As part of the transfer, the Company conveyed ownership to the City of the facilities, equipment and four motor coaches used in the operation of the transit system. The City and the Company also entered into an interim operating agreement, renewable semiannually, whereby the Company will operate the system for the City until a Regional Transit Authority is established. The Company and the City have agreed upon a rate structure that is designed to allow the Company to recover its costs of operating the Charleston transit system. The Charleston system is comprised of fourteen routes covering 110 miles.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding legal proceedings, see ITEM 1., "BUSINESS - RATE MATTERS" and "BUSINESS - ENVIRONMENTAL MATTERS - Superfund Act and Environmental Assessment Program" and Note 10 of Notes to Consolidated Financial Statements appearing in Item 8., "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     All of the Company's common stock is owned by SCANA and therefore there is no market for such stock. During 1996 and 1995 the Company paid $132.9 million and $116.7 million, respectively, in cash dividends to SCANA.

     The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At December 31, 1996 approximately $17.6 million of retained earnings were restricted as to payment of cash dividends on common stock.


ITEM 6.  SELECTED FINANCIAL DATA

For the Years Ended December 31,    1996          1995         1994           1993         1992
Statement of Income Data                          (Thousands of Dollars, except statistics)
  Operating Revenues               $1,344,597    $1,211,087   $1,181,274     $1,118,433   $  994,381
  Operating Income                    285,525       255,854      230,418        219,319      182,267
  Other Income                          4,120         9,553        7,271          6,585        3,006
  Net Income                          190,482       169,185      152,043        145,968      102,163
  Earnings Available for
    Common Stock                      185,049       163,498      146,088        139,751       95,689

Balance Sheet Data
  Utility Plant, Net               $3,196,897    $3,157,657   $2,998,132     $2,687,193   $2,503,201
  Total Assets                      3,958,802     3,802,433    3,587,091      3,189,939    2,890,953

  Capitalization:
    Common equity                   1,413,462     1,315,072    1,133,432      1,051,334      963,741
    Preferred stock (Not subject
      to purchase or sinking
      funds)                           26,027        26,027       26,027         26,027       26,027
    Preferred stock, Net (Subject to
      purchase or sinking funds)       43,014        46,243       49,528         52,840       56,154
    Long-term debt, Net             1,276,758     1,279,379    1,231,191      1,097,043      945,964
  Total Capitalization             $2,759,261    $2,666,721   $2,440,178     $2,227,244   $1,991,886

Other Statistics
  Electric:
    Customers (Year-End)             493,346       484,381      476,438        468,901      461,928
    Territorial Sales (Million KWH)   18,012        17,585       16,840         16,889       15,801
    Residential:
      Average annual use per customer
      (KWH)                           14,149        13,859       13,048         14,077       13,037
      Average annual rate per KWH     $.0785        $.0747       $.0743         $.0707       $.0695
  Gas:
    Customers (Year-End)             248,496       243,342      238,433        221,278      218,582
    Sales, excluding transportation
      (Thousand Therms)              390,451       362,384      322,837        267,335      256,495
    Residential:
      Average annual use per customer
      (Therms)                           639           570          538            606          577
      Average annual rate per therm     $.74          $.82         $.84           $.76         $.74




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, the future prices of electricity, and the regulatory actions which may be taken by the PSC and the FERC in response to the changing environment cannot be predicted. However, recent FERC actions will likely accelerate competition among electric utilities by providing for wholesale transmission access. In April 1996 the FERC issued Order 888, which addresses open access to transmission lines and stranded cost recovery. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately five percent of the Company's electric revenues is under FERC jurisdiction.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. The Company has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved (as discussed under "Liquidity and Capital Resources") the accelerated recovery of the Company's electric regulatory assets and the shift, for ratemaking purposes, of depreciation reserves from transmission and distribution assets to nuclear production assets. The FERC has rejected the depreciation reserve transfer for rates subject to its jurisdiction. In May 1996 the FERC approved the Company's application establishing open access transmission tariffs and requesting authorization to sell bulk power to wholesale customers at market-based rates. Significant investments are being made in customer and management information systems. Marketing of services to commercial and industrial customers has been increased significantly. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of SCANA would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $284 million and $51 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $104 million and $49 million, respectively, on its balance sheet at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The cash requirements of the Company arise primarily from its operational needs and its construction program. The ability of the Company to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon its ability to attract the necessary financial capital on reasonable terms. The Company recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the Company continues its ongoing construction program, it is necessary to seek increases in rates. As a result, the Company's future financial position and results of operations will be affected by its ability to obtain adequate and timely rate and other regulatory relief.

     On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates of 7.34%, which will produce additional revenues of approximately $67.5 million annually. The increase has been implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, based on a test year or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The PSC's ruling does not apply to wholesale electric revenue under the FERC's jurisdiction, which constitute approximately five percent of the Company's electric revenues. The FERC has rejected the transfer of depreciation reserve for rates subject to its jurisdiction.

     On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with the Company. In consideration for the electric franchise agreement, the Company will pay the City $25 million over seven years (1996-2002) and has donated to the City the existing transit assets in Charleston.

     SCANA and Westvaco Corporation have formed a limited liability company, Cogen South LLC, to build and operate a $170 million cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The facility will provide industrial process steam for the Westvaco paper mill and shaft horsepower to enable the Company to generate up to 99 megawatts of electricity. Construction financing is being provided to Cogen South LLC by banks. In addition to the cogeneration LLC, Westvaco has entered into a 20-year contract with the Company for all its electricity requirements at the North Charleston mill at the Company's standard industrial rate. Construction of the plant began in September 1996 and it is expected to be operational in the fall of 1998.

     The estimated primary cash requirements for 1997, excluding requirements for fuel liabilities and short-term borrowings, (including notes payable to affiliated companies), and the actual primary cash requirements for 1996 are as follows:

                                                  1997          1996
                                                (Thousands of Dollars)
Property additions and construction
  expenditures, net of allowance for
  funds used during construction                $224,816      $218,179
Nuclear fuel expenditures                         30,706        12,724
Maturing obligations, redemptions and
  sinking and purchase fund requirements          27,901        27,888
          Total                                 $283,423      $258,791

     Approximately 72% of total cash requirements (after payment of dividends) was provided from internal sources in 1996 as compared to 45% in 1995.

     The Company's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1996 the Bond Ratio was 4.37. The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property additions totaled approximately $379 million at December 31, 1996),
(ii) retirements of Class A Bonds (which retirement credits totaled $69.6 million at December 31, 1996), and (iii) cash on deposit with the Trustee.

    The Company has a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis
of a like principal amount of Class A Bonds issued   under  the
Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $185 million were available for such purpose as of December 31, 1996), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1996 the New Bond Ratio was 5.90.

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

     Pursuant to Section 204 of the Federal Power Act, the Company must obtain the FERC authority to issue short-term indebtedness. The FERC has authorized the Company to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less, but not later than December 31, 1999.

     The Company had $145 million authorized and unused lines of credit at December 31, 1996. In addition, the Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 1996. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 1996 was $66.1 million.

     The Company's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1996 the Preferred Stock Ratio was 2.80.

     The Company anticipates that its 1997 cash requirements of $283.4 million will be met through internally generated funds (approximately 72%, after payment of dividends), the sales of additional equity securities, additional equity contributions from SCANA and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financing will depend upon market conditions and other factors. Actual 1997 expenditures may vary from the estimates set forth above due to factors such as inflation and economic conditions, regulation and legislation, rates of load growth, environmental protection standards and the cost and availability of capital.

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

     During 1995 the Company filed compliance plans related to Phase II requirements with DHEC. The Company currently estimates that air emissions control equipment will require capital expenditures of $105 million over the 1997-2001 period to retrofit existing facilities, with increased operation and maintenance cost of approximately $1 million per year. To meet compliance requirements through the year 2006, the Company anticipates total capital expenditures of approximately $122 million.

     The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of the Company's and GENCO's generating units. Concurrent with renewal of these permits, the permitting agency has implemented a more rigorous control program. The Company has been developing compliance plans for this program. Amendments to the Clean Water Act proposed in Congress include several provisions which, if passed, could prove costly to the Company. These include limitations to mixing zones and the implementation of technology-based standards.

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

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup and environmental claims settlements relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. Deferred amounts totaled $41.4 million and $18.0 million at December 31, 1996 and 1995, respectively. The deferral includes the estimated costs associated with the matters discussed below.

              In September 1992 the EPA notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area site in Charleston, South Carolina. This site originally encompassed approximately eighteen acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of the Company's decommissioned manufactured gas plants.
               The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and a draft Remedial Investigation Report was submitted to the EPA in February 1995. The Company resolved second and third round comments and submitted a Final Draft Remedial Investigation Report in October 1996. Although the Company is continuing to investigate cost-effective cleanup methodologies, further work is pending EPA approval of the Final Draft Remedial Investigation Report.

              In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years by the Company to the City. The Company is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup. As part of the environmental settlement, the Company has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

              The Company owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The Company maintains an active review of the sites to monitor the nature and extent of the residual contamination.

     The Company is pursuing recovery of environmental liabilities from appropriate pollution insurance carriers.
Regulatory Matters

     The Company filed for electric rate relief in 1995 to encompass primarily the remaining costs of completing the Cope Generating Station. As discussed under "Liquidity and Capital Resources," the PSC issued an order on January 9, 1996 increasing electric retail rates.
     The Company's regulated business operations were impacted by the NEPA and FERC Orders No. 636 and 888. NEPA was designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. See "Competition" for a discussion of FERC Order 888. Order No. 636 was intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it continues to be able to meet successfully the challenges of these altered business climates and does not anticipate there to be any material adverse impact on the results of operations, cash flows, financial position or business prospects.

RESULTS OF OPERATIONS

Net Income

    Net income and the percent increase (decrease) from the previous year for the years 1996, 1995 and 1994 were as follows:

                                           1996        1995        1994

Net income                              $190,482    $169,185    $152,043
Percent increase (decrease) in net
  income                                   12.59%      11.27%       4.16%


           1996 Net income increased for the year primarily as a result of increases in electric and gas sales margins which more than offset increases in operating expenses.

           1995 Net income increased for the year primarily due to increases in electric and gas sales margins and lower operating and maintenance expenses which more than offset increases in fixed costs.

    The Company's financial statements include AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 3.2% of income before income taxes in 1996, 7.9% in 1995 and 6.3% in 1994.

Electric Operations

     Electric sales margins for 1996, 1995 and 1994 were as follows:

                                             1996       1995         1994
                                                  (Millions of Dollars)

Electric revenues                          $1,106.7   $1,006.6      $974.3
(Provision) for rate refunds                     -          -          1.2
Net Electric operating revenues             1,106.7    1,006.6       975.5
Less:  Fuel used in electric generation       187.1      177.6       176.6
       Purchased power                        106.8       98.2       112.9
     Margin                                $  812.8   $  730.8      $686.0

         1996 The electric sales margin increased primarily over the prior year primarily as a result of the rate increase received by the Company in January 1996 and economic growth factors.

         1995 The electric sales margin increased primarily as a result of the combined impact of warmer weather in the third quarter of 1995, colder weather in the fourth quarter of 1995 and the base rate increase received by the Company in mid-1994. These factors more than offset the negative impact of milder weather experienced during the first half of 1995.

     Increases (decreases) from the prior year in megawatt hour
(MWH) sales volume by classes were as follows:

Classification                                     1996         1995

Residential                                      212,888      415,676
Commercial                                       144,332      229,565
Industrial                                       110,147       48,651
Sale for Resale (excluding interchange)          (39,853)      38,688
Other                                             (1,013)      12,776
     Total territorial                           426,501      745,356
Interchange                                      699,425       24,545
     Total                                     1,125,926      769,901

     Interchange sales volume for 1996 increased as a result of additional capacity resulting from the startup of the Cope plant in early 1996.

Gas Operations

     Gas sales margins for 1996, 1995 and 1994 were as follows:

                                        1996        1995        1994
                                            (Millions of Dollars)

Gas operating revenues                 $234.8      $200.6      $201.7
Less:  Gas purchased for resale         157.1       125.0       127.8
     Margin                            $ 77.7      $ 75.6      $ 73.9


         1996 The gas sales margin increased over the prior year as a result of increased firm sales.

     1995 The gas sales margin increased over the prior year primarily as a result of increases in interruptible gas sales.

     Increases (decreases) from the prior year in dekatherm (DT) sales volume by classes, including transportation gas, were as follows:

Classification                                1996         1995
Residential                                1,774,289      802,211
Commercial                                   590,843      623,533
Industrial                                   441,571    2,528,974
Transportation gas                          (495,256)  (1,866,414)
     Total                                 2,311,447    2,088,304

Other Operating Expenses and Taxes

     Increases (decreases) in other operating expenses, including taxes, were as follows:

Classification                               1996             1995
                                             (Millions of Dollars)

Other operation and maintenance             $22.3            $(7.8)
Depreciation and amortization                17.4             10.6
Income taxes                                 10.8             12.9
Other taxes                                   3.2              5.1
     Total                                  $53.7            $20.8


         1996 Other operation and maintenance expenses increased primarily as a result of higher production costs attributable to the Cope plant which became operational in January 1996. The increase in depreciation and amortization expenses reflects the addition of the Cope plant and other additions to plant-in-service. The increase in income tax expense corresponds to the increase in operating income. The increase in other taxes reflects higher property taxes resulting from property additions and higher millages and assessments.

         1995 Other operation and maintenance expenses decreased primarily as a result of lower pension costs and lower costs at electric generating stations. The increase in depreciation and amortization expense primarily is attributable to additions to plant-in-service and the write off of certain software costs. The increase in income tax expense corresponds to the increase in operating income.
                The increase in other taxes reflects higher property taxes resulting from higher millages and assessments partially offset by lower payroll taxes resulting from early retirements of employees.

Interest Expense

     Increases (decreases) in interest expense, excluding the debt component of AFC, were as follows:

Classification                                       1996           1995
                                                   (Millions of Dollars)

Interest on long-term debt, net                      $(1.2)         $11.0
Other interest expense                                (2.0)           4.1
    Total                                            $(3.2)         $15.1

       1996 The decrease in interest expense is primarily a result of reductions in outstanding debt throughout most of the year.

       1995 The increase in interest expense is due primarily to the issuance of additional debt including commercial paper during the latter part of 1994 and early 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO CONSOLIDATED FINANCIAL
                      STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page

Independent Auditors' Report.......................................    31

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1996 and 1995...    33

    Consolidated Statements of Income and Retained Earnings for
      the years ended December 31, 1996, 1995 and 1994.............    34

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994.............................    35

    Consolidated Statements of Capitalization as of
      December 31, 1996 and 1995...................................    36

    Notes to Consolidated Financial Statements.....................    38

     Supplemental financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

INDEPENDENT AUDITOR'S REPORT



South Carolina Electric & Gas Company:

We have audited the accompanying Consolidated Balance Sheets and Statements of Capitalization of South Carolina Electric & Gas Company (Company) as of December 31, 1996 and 1995 and the related Consolidated Statements of Income and Retained Earnings and of Cash Flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February 7, 1997



SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,                                                          1996          1995
                                                                    (Thousands of Dollars)
ASSETS

Utility Plant (Notes 1, 3 and 4):
  Electric                                                         $3,870,561    $3,277,530
  Gas                                                                 338,095       320,847
  Transit                                                               3,923         3,768
  Common                                                               81,858        91,616
    Total                                                           4,294,437     3,693,761
  Less accumulated depreciation and amortization                    1,331,824     1,196,279
    Total                                                           2,962,613     2,497,482
  Construction work in progress                                       193,278       613,683
  Nuclear fuel, net of accumulated amortization                        41,006        46,492
      Utility Plant, Net                                            3,196,897     3,157,657

Nonutility Property and Investments, net of accumulated
  depreciation (Note 8)                                                11,529        11,603

Current Assets:
  Cash and temporary cash investments (Note 8)                          5,399         6,798
  Receivables - customer and other                                    170,476       154,816
  Receivables - affiliated companies (Note 1)                           1,021         7,132
  Inventories (At average cost):
    Fuel (Notes 1, 3 and 4)                                            33,121        35,812
    Materials and supplies                                             45,375        43,583
  Prepayments                                                           8,758        10,158
  Deferred income taxes                                                20,025        19,420
      Total Current Assets                                            284,175       277,719

Deferred Debits:
  Emission allowances                                                  30,457        28,514
  Environmental                                                        41,375        18,016
  Nuclear plant decommissioning fund (Note 1)                          42,194        36,070
  Pension asset, net (Note 1)                                          57,931        35,354
  Other (Note 1)                                                      294,244       237,500
      Total Deferred Debits                                           466,201       355,454

       Total                                                       $3,958,802    $3,802,433










SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,                                                          1996          1995
                                                                    (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

Stockholders' Investment:
  Common equity (Note 5)                                            $1,413,462   $1,315,072
  Preferred stock (Not subject to purchase or sinking funds)            26,027       26,027
     Total Stockholders' Investment                                  1,439,489    1,341,099
Preferred Stock, Net (Subject to purchase or sinking
  funds)(Notes 6 and 8)                                                 43,014       46,243
Long-Term Debt, Net (Notes 3, 4 and 8)                               1,276,758    1,279,379
         Total Capitalization                                        2,759,261    2,666,721

Current Liabilities:
  Short-term borrowings (Notes 8 and 9)                                 90,000       80,500
  Current portion of long-term debt (Note 3)                            42,755       36,033
  Current portion of preferred stock (Note 6)                            2,432        2,439
  Accounts payable                                                      66,741       71,731
  Accounts payable - affiliated companies (Notes 1 and 3)               31,395       26,212
  Customer deposits                                                     14,944       12,518
  Taxes accrued                                                         66,900       64,008
  Interest accrued                                                      21,304       21,626
  Dividends declared                                                    35,972       33,126
  Other                                                                  5,004        5,953
         Total Current Liabilities                                     377,447      354,146

Deferred Credits:
  Deferred income taxes (Notes 1 and 7)                                521,745      488,310
  Deferred investment tax credits (Notes 1 and 7)                       75,073       78,316
  Reserve for nuclear plant decommissioning (Note 1)                    42,194       36,070
  Other (Note 1)                                                       183,082      178,870
         Total Deferred Credits                                        822,094      781,566

Commitments and Contingencies (Note 10)                                   -            -

           Total                                                    $3,958,802   $3,802,433



See Notes to Consolidated Financial Statements.





SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


For the Years Ended December 31,                              1996        1995        1994
                                                                  (Thousands of Dollars)
Operating Revenues (Notes 1 and 2):
  Electric                                                $1,106,664  $1,006,566  $  975,526
  Gas                                                        234,825     200,632     201,746
  Transit                                                      3,108       3,889       4,002
         Total Operating Revenues                          1,344,597   1,211,087   1,181,274

Operating Expenses:
  Fuel used in electric generation                           187,100     177,579     176,581
  Purchased power (including affiliated
    purchases)(Note 1)                                       106,792      98,231     112,900
  Gas purchased from affiliate for resale (Note 1)           157,118     125,032     127,846
  Other operation                                            222,361     211,318     214,344
  Maintenance                                                 64,369      53,071      57,801
  Depreciation and amortization (Note 1)                     134,951     117,584     106,952
  Income taxes (Notes 1 and 7)                               107,734      96,956      84,066
  Other taxes (Note 12)                                       78,647      75,462      70,366
        Total Operating Expenses                           1,059,072     955,233     950,856

Operating Income                                             285,525     255,854     230,418

Other Income (Note 1):
  Allowance for equity funds used during construction          4,055       9,499       7,989
  Other income (loss), net of income taxes                        65          54        (718)

        Total Other Income                                     4,120       9,553       7,271

Income Before Interest Charges                               289,645     265,407     237,689

Interest Charges (Credits):
  Interest on long-term debt, net                             97,149      98,361      87,361
  Other interest expense (Notes 1 and 3)                       7,367       9,324       5,189
  Allowance for borrowed funds used
    during construction (Note 1)                              (5,353)    (11,463)     (6,904)
        Total Interest Charges, Net                           99,163      96,222      85,646

Net Income                                                   190,482     169,185     152,043

Preferred Stock Cash Dividends (At stated rates)              (5,433)     (5,687)     (5,955)
Earnings Available for Common Stock                          185,049     163,498     146,088
Retained Earnings at Beginning of Year                       366,236     324,101     291,713
Common Stock Cash Dividends Declared (Note 5)               (135,800)   (121,363)   (113,700)

Retained Earnings at End of Year                          $  415,485  $  366,236  $  324,101

See Notes to Consolidated Financial Statements.







SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                                 1996      1995      1994
                                                                   (Thousands of Dollars)
Cash Flows From Operating Activities:
  Net income                                                   $190,482  $169,185  $152,043
  Adjustments to reconcile net income to net cash
    provided from operating activities:
    Depreciation and amortization                               135,070   117,839   107,103
    Amortization of nuclear fuel                                 18,601    20,017    13,487
    Deferred income taxes, net                                   32,098   (17,632)   13,133
    Deferred investment tax credits, net                         (3,243)   (3,230)   (2,901)
    Pension asset                                               (22,577)  (15,573)   (8,452)
    Allowance for funds used during construction                 (9,408)  (20,962)  (14,893)
    Early retirements                                            (1,890)  (24,823)   (7,086)
    Nuclear refueling accrual                                    (2,454)    6,957    (4,881)
    Over (under) collections, fuel adjustment clause             (8,261)   18,986   (17,965)
    Emission allowances, net of AFC                              (1,885)   (7,592)  (19,409)
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables                         (9,549)  (16,148)  (26,260)
      (Increase) decrease in inventories                            899    (4,857)       26
      Increase (decrease) in accounts payable                       193     3,120      (430)
      Increase (decrease) in estimated rate
        refunds and related interest                               -         -       (2,509)
      Increase (decrease) in taxes accrued                        2,892    17,362     6,681
      Increase (decrease) in interest accrued                      (322)       92     3,770
    Other, net                                                  (12,817)   11,185    20,444
Net Cash Provided From Operating Activities                     307,829   253,926   211,901

Cash Flows From Investing Activities:
  Utility property additions and
    construction expenditures, net of AFC                      (230,603) (273,317) (406,054)
  Nonutility property and investments                              (243)     (111)     (287)
  Transfer of assets from SCANA                                    -         -        6,285
Net Cash Used For Investing Activities                         (230,846) (273,428) (400,056)

Cash Flows From Financing Activities:
  Proceeds:
    Issuance of notes payable - affiliated company                 -         -       19,409
    Issuance of mortgage bonds                                     -       99,583    99,207
    Issuance of pollution control bonds                            -         -       30,000
    Equity contributions from parent                             49,141   139,505    43,426
    Other long-term debt                                         39,941     2,543    11,200
  Repayments:
    Notes payable - affiliated company                             -      (19,409)     -
    Mortgage bonds                                              (22,000)  (64,779)     -
    Other long-term debt                                           -      (12,548)   (1,662)
    Preferred stock                                              (3,236)   (3,264)   (3,398)
    Redemption of Pollution Control Bonds                          (110)     -         -
    Repayment of Bank Loans                                      (2,542)     -         -
  Dividend Payments:
    Common stock                                               (132,900) (116,663) (115,100)
    Preferred stock                                              (5,487)   (5,750)   (6,048)
  Short-term borrowings, net                                      9,500   (19,500)   98,989
  Fuel and emission allowance financings, net                   (10,689)   26,236    13,844
  Advances - affiliated companies, net                             -         -       (1,559)
Net Cash Provided From Financing Activities                     (78,382)   25,954   188,308

Net Increase (Decrease) in Cash and Temporary Cash Investments   (1,399)    6,452       153
Cash and Temporary Cash Investments, January 1                    6,798       346       193
Cash and Temporary Cash Investments, December 31               $  5,399  $  6,798  $    346
Supplemental Cash Flows Information:
  Cash paid for - Interest (includes capitalized interest
                    of $5,353, $11,463 and $6,904)            $102,609  $105,537  $ 87,255
                - Income taxes                                 101,663    95,827    77,295
Noncash Financing Activities:
  Charleston Franchise Agreement                                21,429      -         -
  Charleston Environmental Agreement                            19,500      -         -

See Notes to Consolidated Financial Statements.


SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                                            1996            1995
Common Equity (Note 5):                                                               (Thousands of Dollars)
  Common stock, 4.50 par value, authorized 50,000,000 shares; issued
    and outstanding, 40,296,147 shares                                              $  181,333      $  181,333
  Premium on common stock                                                              395,072         395,072
  Other paid-in capital                                                                426,912         377,822
  Capital stock expense                                                                 (5,340)         (5,391)
  Retained earnings                                                                    415,485         366,236
Total Common Equity                                                                  1,413,462  51%  1,315,072    49%


Cumulative Preferred Stock (Not subject to purchase or sinking funds):

  $100 Par Value - Authorized 200,000 shares
   $50 Par Value - Authorized 125,209 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1996       1995      Current   Through     Minimum
  $100 Par      8.40%    197,668    197,668     101.00      -        101.00             19,767          19,767
   $50 Par      5.00%    125,209    125,209      52.50       -        52.50              6,260           6,260
Total Preferred Stock (Not subject to purchase or sinking funds)                        26,027   1%     26,027     1%

Cumulative Preferred Stock (Subject to purchase or sinking funds)(Notes 6 and 8):

  $100 Par Value - Authorized 1,550,000 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1996       1995      Current   Through     Minimum
                7.70%     84,000     86,965     101.00       -       101.00              8,400          8,696
                8.12%    118,812    123,045     102.03       -       102.03             11,881         12,305
      Total              202,812    210,010

  $50 Par Value - Authorized 1,602,539 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1996       1995      Current   Through     Minimum
                4.50%     16,000     17,519      51.00       -        51.00                800            876
                4.60%         87        834      50.50       -        50.50                  4             42
                4.60%(A)  24,052     26,052      51.00       -        51.00              1,203          1,303
                4.60%(B)  71,400     74,800      50.50       -        50.50              3,570          3,740
                5.125%    71,000     72,000      51.00       -        51.00              3,550          3,600
                6.00%     80,000     83,200      50.50       -        50.50              4,000          4,160
                8.72%     64,000     95,985      51.00   12-31-98     50.00              3,200          4,799
                9.40%    176,751    183,219      51.175      -        51.175             8,838          9,161
      Total              503,290    553,609


   $25 Par Value - Authorized 2,000,000 shares; None outstanding in 1996 and 1995

Total Preferred Stock (Subject to purchase or sinking funds)                            45,446         48,682
Less: Current portion, including sinking fund requirements                               2,432          2,439
Total Preferred Stock, Net (Subject to purchase or sinking funds)                       43,014   2%    46,243     2%

See Notes to Consolidated Financial Statements.








SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                                       1996                1995
                                                                                    (Thousands of Dollars)
Long-Term Debt (Notes 3, 4 and 8):

First Mortgage Bonds:
                                       Year of
               Series                  Maturity

                6%                       2000                                     100,000             100,000
                6 1/4%                   2003                                     100,000             100,000
                7.70%                    2004                                     100,000             100,000
                7 1/8%                   2013                                     150,000             150,000
                7 1/2%                   2023                                     150,000             150,000
                7 5/8%                   2023                                     100,000             100,000
                7 5/8%                   2025                                     100,000             100,000

First and Refunding Mortgage Bonds:
                                       Year of
               Series                  Maturity

                5.45%                    1996                                        -                 15,000
                6%                       1997                                      15,000              15,000
                6 1/2%                   1998                                      20,000              20,000
                7 1/4%                   2002                                      30,000              30,000
                9%                       2006                                     130,771             130,771
                8 7/8%                   2021                                     113,450             120,450

Pollution Control Facilities Revenue Bonds:
  5.95% Series, due 2003                                                            6,450               6,560
  Fairfield County Series 1984, due 2014 (6.50%)                                   56,820              56,820
  Richland County Series 1985, due 2014 (6.50%)                                     5,210               5,210
  Fairfield County Series 1986, due 2014 (6.50%)                                    1,090               1,090
  Colleton and Dorchester Counties Series 1987, due 2014 (6.60%)                    4,365               4,365
  Orangeburg County Series 1994 due 2024 (daily adjusted rate)                     30,000              30,000
Department of Energy Decontamination and Decommissioning Obligation                 3,187               3,560
Commercial Paper                                                                   66,141              76,830
Charleston Franchise Agreement due 1997-2002                                       21,429                -
Charleston Environmental Agreement due 1997-1999                                   19,500                -
Other                                                                                  25               3,993
Total Long-Term Debt                                                            1,323,438           1,319,649
Less:   Current maturities, including sinking fund requirements                    42,755              36,033
        Unamortized discount                                                        3,925               4,237
Total Long-Term Debt, Net                                                       1,276,758   46%     1,279,379    48%
Total Capitalization                                                           $2,759,261  100%    $2,666,721   100%


See Notes to Consolidated Financial Statements.





            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A.   Organization and Principles of Consolidation

     The Company, a public utility, is a South Carolina corporation organized in 1924 and a wholly owned subsidiary of SCANA Corporation (SCANA), a South Carolina holding company. The
Company is engaged predominately in the generation and sale of electricity to wholesale and retail customers in South Carolina and in the purchase, sale and transportation of natural gas to retail customers in South Carolina.

     The accompanying Consolidated Financial Statements include the accounts of the Company and South Carolina Fuel Company, Inc.
(Fuel Company). (See Note 1N.) Intercompany balances and transactions between the Company and Fuel Company have been eliminated in consolidation.

Affiliated Transactions

     The Company has entered into agreements with certain affiliates to purchase gas for resale to its distribution customers and to purchase electric energy. The Company purchases all of its natural gas requirements from Pipeline Corporation and at December 31, 1996 and 1995 the Company had approximately $22.3 million and $17.5 million, respectively, payable to Pipeline
Corporation for such gas purchases. The Company purchases all of the electric generation of Williams Station, which is owned by GENCO, under a unit power sales agreement. At December 31, 1996 and 1995 the Company had approximately $8.6 million and $8.2 million, respectively, payable to GENCO for unit power purchases.
Such unit power purchases, which are included in "Purchased power," amounted to approximately $95.3 million, $83.5 million and $92.8 million in 1996, 1995 and 1994, respectively.

     Total interest income, based on market interest rates, associated with the Company's advances to affiliated companies was approximately $36,000, $174,000 and $5,000 in 1996, 1995 and
1994, respectively.
     In 1996 there were no amounts relating to advances from affiliated companies included in "Other interest expense";
however, for 1995 and 1994 $114,000 and $279,000, respectively, was included. Intercompany interest is calculated at market rates.

B.  Basis of Accounting

     The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statements of Financial Accounting Standards No. 71 (SFAS 71).
The accounting standard requires cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of December 31, 1996, approximately
$284 million and $51 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $104 million and $49 million, respectively. The electric regulatory assets of approximately $119 million (excluding deferred income tax assets) are being recovered through rates and, as discussed in Note 2A, the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $64 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

C.  System of Accounts

     The accounting records of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and as adopted by the PSC.







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

     The Company, operator of the V. C. Summer Nuclear Station
(Summer Station), and the South Carolina Public Service Authority
(PSA) are joint owners of Summer Station in the proportions of two-thirds and one-third, respectively. The parties share the operating costs and energy output of the plant in these proportions. Each party, however, provides its own financing.
Plant-in-service related to the Company's portion of Summer
Station was approximately $937.2 million and $925.1 million as of December 31, 1996 and 1995, respectively. Accumulated depreciation associated with the Company's share of Summer
Station was approximately $313.2 million and $261.0 million as of December 31, 1996 and 1995, respectively. The Company's share of the direct expenses associated with operating Summer Station is included in "Other operation" and "Maintenance" expenses.

E.  Allowance for Funds Used During Construction

     AFC, a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company has calculated AFC using composite rates of 8.1%, 8.6% and 8.5% for 1996, 1995 and 1994, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. Interest on nuclear fuel in process and sulfur dioxide emission allowances is capitalized at the actual interest amount.

F.  Revenue Recognition

     Customers' meters are read and bills are rendered on a monthly cycle basis. Base revenue is recorded during the accounting period in which the meters are read.

     Fuel costs for electric generation are collected through the fuel cost component in retail electric rates. The fuel cost component contained in electric rates is established by the PSC during semiannual fuel cost hearings. Any difference between actual fuel costs and that contained in the fuel cost component is deferred and included when determining the fuel cost component during the next semiannual fuel cost hearing. The Company had overcollected through the electric fuel cost component approximately $1.9 million and $3.8 million at December 31, 1996 and December 31, 1995, respectively, which are included in "Deferred Credits - Other".








     Customers subject to the gas cost adjustment clause are
billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings.  Any difference between actual gas cost and that contained in the rates is deferred and included when establishing gas costs during the next annual gas cost
recovery hearing.   At December 31, 1996 and 1995 the Company had
undercollected through the gas cost recovery procedure
approximately $10.9 million and $4.6 million, respectively, which are included in "Deferred Debits - Other."

     The Company's gas rate schedules for residential, small commercial and small industrial customers include a weather normalization adjustment, which minimizes fluctuations in gas revenues due to abnormal weather conditions.

G.   Depreciation and Amortization

     Provisions for depreciation are recorded using the straight-line method for financial reporting purposes and are based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates were 3.13%, 3.02% and 3.01% for 1996, 1995 and 1994, respectively.

     Nuclear fuel amortization, which is included in "Fuel used in electric generation" and is recovered through the fuel cost component of the Company's rates, is recorded using the units-of-production method. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the Department Of Energy (DOE) under a contract for disposal of spent nuclear fuel.

H.   Nuclear Decommissioning

     Decommissioning of Summer Station is presently scheduled to commence when the operating license expires in the year 2022.
Based on a 1991 study, the expenditures (on a before-tax basis) related to the Company's share of decommissioning activities are estimated, in 2022 dollars assuming a 4.5% annual rate of inflation, to be $545.3 million including partial reclamation costs. The Company is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer
Station. The Company's method of funding decommissioning cost is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in each of 1996 and 1995) are used to pay premiums on insurance policies on the lives of certain Company personnel. The Company is the beneficiary of these policies. Through these insurance contracts, the Company is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis at a rate higher than can be achieved using more traditional funding approaches. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by the Company to an external trust fund in compliance with the financial assurance requirements of the Nuclear Regulatory Commission. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis.
The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from the Company described above. The Company records its liability for decommissioning costs in deferred credits.








     Pursuant to the National Energy Policy Act passed by
Congress in 1992 and the requirements of the DOE, the Company has recorded a liability for its estimated share of the DOE's decontamination and decommissioning obligation. The liability, approximately $3.2 million at December 31, 1996, has been included in "Long-Term Debt, Net." The Company is recovering the cost associated with this liability through the fuel cost component of its rates; accordingly, this amount has been deferred and is included in "Deferred Debits - Other."

I.  Income Taxes

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

J.  Pension Expense

     The Company participates in SCANA's noncontributory defined benefit pension plan, which covers all permanent employees.
Benefits are based on years of accredited service and the employee's average annual base earnings received during the last three years of employment. SCANA's policy has been to fund the plan to the extent permitted by the applicable Federal income tax regulations as determined by an independent actuary.

     Net periodic pension cost for the years ended December 31, 1996, 1995 and 1994 included the following components:


                                                   1996      1995      1994
                                                     (Thousands of Dollars)
Service cost--benefits earned during the period $  6,511   $  5,187  $  8,684
Interest cost on projected benefit obligation     21,985     19,473    21,711
Adjustments:
  Return on plan assets                          (78,614)  (103,874)    2,365
  Net amortization and deferral                   40,150     74,769   (29,760)
  Amounts contributed by the Company's
    affiliates                                      (335)      (203)     (130)
  Net periodic pension (income) expense         $(10,303)  $ (4,648) $  2,870


     The determination of net periodic pension cost is based upon the following assumptions:


                                         1996            1995         1994
Annual discount rate                     7.5%            8.0%          7.25%
Expected long-term rate of
  return on plan assets                  8.0%            8.0%          8.0%
Annual rate of salary increases          3.0%            2.5%          4.75%







     The following table sets forth the funded status of the plan at December
31, 1996 and 1995:


                                                           1996       1995
                                                       (Thousands of Dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation                              $243,872   $228,434
  Nonvested benefit obligation                             23,732     15,540
      Accumulated benefit obligation                     $267,604   $243,974

Plan assets at fair value
  (invested primarily in equity and debt securities)     $523,530   $447,760
Projected benefit obligation                              306,881    284,145
Plan assets greater than
  projected benefit obligation                            216,649    163,615
Unrecognized net transition liability                       8,178      9,022
Unrecognized prior service costs                            8,223      9,660
Unrecognized net gain                                    (175,119)  (146,943)
      Pension asset recognized in
        Consolidated Balance Sheets                      $ 57,931   $ 35,354

     The accumulated benefit obligation is based on the plan's benefit formulas without considering expected future salary increases. The following table sets forth the assumptions used in determining the amounts shown above for the years 1996 and 1995.


                                                               1996     1995

Annual discount rate used to determine
  benefit obligations                                          7.5%     7.5%
Assumed annual rate of future salary increases
  for projected benefit obligation                             3.0%     3.0%

     In addition to pension benefits, the Company provides
certain health care and life insurance benefits to  active and
retired employees.   The costs of postretirement benefits other
than pensions are accrued during the years the employees render the service necessary to be eligible for the applicable benefits.
Prior to 1993, the Company expensed these benefits, which are primarily health care, as claims were incurred.  In its June 1993 electric rate order the PSC approved the inclusion in rates of the portion of increased expenses related to electric operations.
The Company expensed approximately $9.8 million, $8.5 million and
$8.6 million, net of payments to current retirees, for the years ended December 31, 1996, 1995 and 1994, respectively.
Additionally, in 1996 the Company expensed approximately $6.2 million to accelerate the amortization of the remaining
transition obligation for postretirement benefits other than pensions, as authorized by the PSC. (See Note 2A.)

     Net periodic postretirement benefit cost for the years ended
December 31, 1996, 1995 and 1994, included the following components:

                                                     1996     1995     1994
                                                     (Thousands of Dollars)

Service cost--benefits earned during the period    $ 2,631  $ 2,076  $ 2,417
Interest cost on accumulated postretirement
  benefit obligation                                 7,841    7,253    6,644
Adjustments:
  Return on plan assets                               -        -        -
  Amortization of unrecognized
    transition obligation                            9,513    3,344    3,344
  Other net amortization and deferral                1,150      661      860
  Amounts contributed by the Company's affiliates     (711)    (610)    (575)
  Net periodic postretirement benefit cost         $20,424  $12,724  $12,690





     The determination of net periodic postretirement benefit cost is based upon the following assumptions:


                                                      1996      1995    1994

Annual discount rate                                  7.5%      8.0%   7.25%
Health care cost trend rate                           9.5%     11.0%  11.25%
Ultimate health care cost trend rate (to be
  achieved in 2004)                                   5.5%      6.0%   5.25%

     The following table sets forth the funded status of the plan at December
31, 1996 and 1995:

                                                              1996      1995
                                                        (Thousands of Dollars)

Accumulated postretirement benefit obligations for:
  Retirees                                                $ 74,181   $ 64,989
  Other fully eligible participants                          6,674      6,685
  Other active participants                                 29,275     27,076
Accumulated postretirement benefit obligation              110,130     98,750

Plan assets at fair value                                     -          -
Accumulated postretirement benefit obligation              110,130     98,750
Plan assets less than accumulated postretirement
  benefit obligation                                      (110,130)   (98,750)
Unrecognized net transition liability                       48,724     58,237
Unrecognized prior service costs                             6,224      5,320
Unrecognized net loss                                       17,838     13,840
   Postretirement benefit liability recognized
    in Consolidated Balance Sheets                        $(37,344)  $(21,353)

     The accumulated postretirement benefit obligation is based upon the plan's benefit provisions and the following assumptions:

                                                         1996         1995
Assumed health care cost trend rate used to
  measure expected costs                                 9.5%        10.5%
Ultimate health care cost trend rate
  (to be achieved in 2004)                               5.5%         5.5%
Annual discount rate                                     7.5%         7.5%
Annual rate of salary increases                          3.0%         3.0%


     The effect of a one percentage-point increase in the assumed health care cost trend rate for each future year on the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996 and the accumulated postretirement benefit obligation as of December 31, 1996 would be to increase such amounts by $191,000 and $3.2 million, respectively.

K.  Debt Premium, Discount and Expense, Unamortized Loss on
Reacquired Debt

     Long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.




L.  Environmental

     The Company has an environmental assessment program to identify and assess current and former operating sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup and environmental claims settlements relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. Such deferred amounts totaled $41.4 million and $18.0 million at December 31, 1996 and 1995, respectively. The deferral includes the costs estimated to be associated with the matters discussed in Note 10C.

M.  Fuel Inventories

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

P.  Use of Estimates

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





2.   RATE MATTERS:

     A. On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates of 7.34%, which will produce additional revenues of approximately $67.5 million annually. The increase has been implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, based on a test year, or
 .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period.
Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets
(excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The PSC's ruling does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitute approximately five percent of the Company's electric revenues. The FERC has rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     B. In 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In October 1996, as a result of the ongoing annual review, the PSC approved the continued use of the billing surcharge. The balance remaining to be recovered amounts to approximately $38.0 million.

     C. In September 1992 the PSC issued an order granting the
Company a $.25 increase in transit fares from $.50 to $.75 in both Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low-income customers and denied the
Company's request to reduce the number of routes and frequency of service.  The new rates were placed into effect in October 1992.
The Company appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare.  The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case.
The PSC and other intervenors filed another Petition for
Reconsideration, which the Supreme Court denied.  The PSC and other intervenors filed another appeal to the Circuit Court which
the Circuit Court denied in an Order dated May 9, 1996.   In this
Order, the Circuit Court upheld its previous Orders and remanded them back to the PSC.  During August, the PSC heard oral
arguments on the Orders on remand for the Circuit Court.  On
September 30, 1996, the PSC issued an order affirming its
previous orders and denied the Company's request for
reconsideration.  The Company has appealed these two PSC orders back to the Circuit Court where they are awaiting action.



45





3.  LONG-TERM DEBT:

     The annual amounts of long-term debt maturities, including amounts due under nuclear and fossil fuel agreements (see Note
4), and sinking fund requirements for the years 1997 through 2001 are summarized as follows:

Year                Amount                    Year                Amount
                         (Thousands of Dollars)

1997              $ 42,755                    2000             $ 121,250
1998               113,876                    2001                21,255
1999                27,746

     Approximately $17.3 million of the portion of long-term debt payable in 1997 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

     On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with the Company. In consideration for the electric franchise agreement, the Company will pay the City $25 million over seven years (1996-2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against the Company involving the Calhoun Park area, where the Company and its predecessor companies operated a manufactured gas plant until the 1960's, the Company will pay the City $26 million over a four-year period (1996-1999). Such amount is deferred (see Note 1L). Accordingly, the unpaid balances of these amounts are included in "Long-Term Debt."

     The Company has three-year revolving lines of credit totaling $100 million, in addition to other lines of credit, that provide liquidity for issuance of commercial paper. The three-year lines of credit provide back-up liquidity when commercial paper outstanding is in excess of $100 million. The long-term nature of the lines of credit allow commercial paper in excess of $100 million to be classified as long-term debt. SCE&G had outstanding commercial paper of $90 million at December 31, 1996.

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

     Commercial paper outstanding totaled $66.1 million and $76.8 million at December 31, 1996 and 1995 at weighted average interest rates of 5.62% and 5.76%, respectively.







5.  COMMON EQUITY:

     The changes in "Stockholders' Investment" (Including
Preferred Stock Not Subject to Purchase or Sinking Funds) during
1996, 1995 and 1994 are summarized as follows:

                                        Common     Preferred    Thousands
                                        Shares       Shares     of Dollars

Balance December 31, 1993             40,296,147    322,877     $1,077,361
  Changes in Retained Earnings:
    Net Income                                                     152,043
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                             (5,955)
      Common Stock                                                (113,700)
  Equity Contributions from Parent                                  49,710
Balance December 31, 1994             40,296,147    322,877      1,159,459
  Changes in Retained Earnings:
    Net Income                                                     169,185
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                             (5,687)
      Common Stock                                                (121,363)
  Equity Contributions from Parent
    including transfer of assets                                    139,505
Balance December 31, 1995             40,296,147    322,877      1,341,099
  Changes in Retained Earnings:
    Net Income                                                     190,482
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                             (5,433)
      Common Stock                                                (135,800)
  Equity Contributions from Parent                                  49,141
Balance December 31, 1996             40,296,147    322,877     $1,439,489


     The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that under certain circumstances could limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of the earnings therefrom. At
December 31, 1996 approximately $17.6 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.
6.   PREFERRED STOCK (Subject to Purchase or Sinking Funds):

     The call premium of the respective series of preferred stock in no case exceeds the amount of the annual dividend.
Retirements under sinking fund requirements are at par values.

     The aggregate annual amounts of purchase fund or sinking fund requirements for preferred stock for the years 1997 through 2001 are summarized as follows:

     Year           Amount                 Year                     Amount
                        (Thousands of Dollars)

     1997           $2,432                 2000                    $2,440
     1998            2,440                 2001                     2,440
     1999            2,440




     The changes in "Total Preferred Stock (Subject to Purchase or Sinking Funds)" during 1996, 1995 and 1994 are summarized as follows:

                                           Number                Thousands
                                          of Shares              of Dollars

Balance December 31, 1993                   881,968                $ 55,344
  Shares Redeemed:
   $100 par value                            (8,072)                   (807)
    $50 par value                           (51,802)                 (2,591)
Balance December 31, 1994                   822,094                  51,946
  Shares Redeemed:
   $100 par value                            (6,809)                   (681)
    $50 par value                           (51,666)                 (2,583)
Balance December 31, 1995                   763,619                  48,682
  Shares Redeemed:
   $100 par value                            (7,198)                   (720)
    $50 par value                           (50,319)                 (2,516)
Balance December 31, 1996                   706,102                $ 45,446

7.   INCOME TAXES:

     Total income tax expense for 1996, 1995 and 1994 is as follows:

                                       1996            1995           1994
                                              (Thousands of Dollars)
Current taxes:
  Federal                             $ 88,199        $94,137       $66,597
  State                                 13,122         14,265         9,505
    Total current taxes                101,321        108,402        76,102
Deferred taxes, net:
  Federal                                8,322         (7,319)        7,727
  State                                  1,776           (603)        2,118
    Total deferred taxes                10,098         (7,922)        9,845
Investment tax credits:
    Amortization of amounts
      deferred (credit)                 (3,243)        (3,230)       (3,231)
      Total income tax expense        $108,176        $97,250       $82,716








     The difference in total income tax expense and the amount calculated from the application of the statutory Federal income tax rate (35% for 1996, 1995 and 1994) to pretax income is reconciled as follows:

                                        1996        1995          1994
                                            (Thousands of Dollars)

Net income                             $190,482    $169,185      $152,043
Total income tax expense:
  Charged to operating expenses         107,734      96,956        84,066
  Charged (credited) to other income        442         294        (1,350)
Total pretax income                    $298,658    $266,435      $234,759

Income taxes on above at statutory
  Federal income tax rate              $104,530    $ 93,252      $ 82,166
Increases (decreases) attributable to:
  State income taxes (less Federal
    income tax effect)                    9,684       8,880         7,555
  Deferred income tax reversal at
    higher than statutory rates          (3,418)     (3,310)       (3,647)
  Amortization of investment
    tax credits                          (3,243)     (3,230)       (3,231)
  Other differences, net                    623       1,658          (127)
       Total income tax expense        $108,176    $ 97,250      $ 82,716


    The tax effects of significant temporary differences comprising the Company's net deferred tax liability of $501.7 million at December 31, 1996 and $468.9 million at December 31,
1995 are as follows:


                                                   1996              1995
                                                   (Thousands of Dollars)
Deferred tax assets:
     Unamortized investment tax credits         $ 46,503          $ 48,512
     Cycle billing                                19,799            19,143
     Nuclear operations expenses                   4,722             3,755
     Deferred compensation                         6,633             5,562
     Other postretirement benefits                10,764             6,371
     Other                                         6,579             2,929
           Total deferred tax assets              95,000            86,272
Deferred tax liabilities:
     Property plant and equipment                540,884           520,294
     Pension expense                              21,790            14,191
     Reacquired debt                               8,334             6,680
     Research and experimentation                 12,528             6,196
     Deferred fuel                                 3,701               541
     Other                                         9,483             7,260
          Total deferred tax liabilities         596,720           555,162
Net deferred tax liability                      $501,720          $468,890




49







The Internal Revenue Service has examined and closed consolidated
Federal income tax returns of SCANA Corporation through 1989, has examined and proposed adjustments to SCANA's Federal returns for 1990 through 1992, and is currently examining SCANA's Federal income tax returns for 1993 through 1995. The Company does not anticipate that any adjustments which might result from these examinations will have a significant impact on the results of operations, cash flows or financial position of the Company.

8.   FINANCIAL INSTRUMENTS:

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:


                                               1996                     1995
                                                  Estimated                Estimated
                                       Carrying     Fair         Carrying    Fair
                                        Amount      Value         Amount     Value
                                                 (Thousands of Dollars)
Assets:
  Cash and temporary cash
    investments                    $    5,399  $    5,399     $    6,798   $   6,798
  Investments                              61          61             61          61
Liabilities:
  Short-term borrowings                90,000      90,000         80,500      80,500
  Long-term debt                    1,319,513   1,352,939      1,315,412   1,412,213
  Preferred stock (subject
    to purchase or sinking funds)      45,446      44,342         48,682      46,603


The information presented herein is based on pertinent information available to the Company as of December 31, 1996 and 1995. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 1996, and the current estimated fair value may differ significantly from the estimated fair value at that date.


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

9.   SHORT-TERM BORROWINGS:

     The Company pays fees to banks as compensation for its committed lines of credit. Commercial paper borrowings are for 270 days or less. Details of lines of credit and short-term borrowings, excluding amounts classified as long-term (Notes 3 and 4), at December 31, 1996, 1995 and 1994 and for the years then ended are as follows:

                                               1996        1995        1994
                                                  (Millions of dollars)

Authorized lines of credit at year-end        $145.0     $165.0      $165.0
Unused lines of credit at year-end            $145.0     $165.0      $165.0
Short-term borrowings outstanding at
  year-end:
    Commercial paper                          $ 90.0     $ 80.5      $100.0
    Weighted average interest rate              5.53%      5.83%       6.04%


10.  COMMITMENTS AND CONTINGENCIES:

    A. Construction

     SCANA and Westvaco Corporation have formed a limited liability company, Cogen South LLC, to build and operate a $170 million cogeneration facility at Westvaco's Kraft Division Paper
Mill in North Charleston, South Carolina. The facility will provide industrial process steam for the Westvaco paper mill and shaft horsepower to enable the Company to generate up to 99 megawatts of electricity. Construction financing is being provided to Cogen South LLC by banks. In addition to the cogeneration LLC, Westvaco has entered into a 20-year contract with the Company for all its electricity requirements at the North Charleston mill at the Company's standard industrial rate.
Construction of the plant began in September 1996 and it is expected to be operational in the fall of 1998.

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

     The Company currently maintains policies (for itself and on behalf of the PSA) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $1.9 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed 5 times its annual premium in the event of property damage loss to any nuclear generating facilities covered under the NEIL program. Based on the current annual premium, this retroactive premium would not exceed $5.7 million.





     To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that the Company's rates would not recover the cost of any purchased replacement power, the Company will retain the risk of loss as a self-insurer. The Company has no reason to anticipate a serious nuclear incident at Summer Station. If such an incident were to occur, it could have a material adverse impact on the Company's results of operations, cash flows and financial position.

     C. Environmental

     In September 1992 the Environmental Protection Agency (EPA)
notified the Company, the City of Charleston and the Charleston
Housing Authority of their potential liability for the
investigation and cleanup of the Calhoun Park Area site in
Charleston, South Carolina.  This site originally encompassed approximately eighteen acres and included properties which were the locations for industrial operations, including a wood
preserving (creosote) plant and one of the Company's
decommissioned manufactured gas plants.   The original scope of
this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service, the City of Charleston and private properties.  The site has not been placed on the National Priority List, but may be added
before cleanup is initiated.  The potentially responsible parties
(PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund
Accelerated Cleanup Model," allowing the pre-cleanup site
investigation process to be compressed significantly.  The PRPs have negotiated an administrative order by consent for the
conduct of a Remedial Investigation/Feasibility Study and a
corresponding Scope of Work.  Field  work  began in November 1993 and a draft Remedial Investigation Report was submitted to the
EPA in February 1995.  The Company resolved second and third round comments and submitted a Final Draft Remedial Investigation
Report in October 1996.  Although the Company is continuing to investigate cost-effective cleanup methodologies, further work is pending EPA approval of the Final Draft Remedial Investigation
Report.

     In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by the Company to the City.
The Company is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup (see Note 1L). As part of the environmental settlement, the Company has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

     The Company owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The
Company maintains an active review of the sites to monitor the nature and extent of the residual contamination.

     The Company is pursuing recovery of environmental liabilities from appropriate pollution insurance carriers.





     D.  Franchise Agreements

     See Note 3 for a discussion of an electric franchise agreement between the Company and the City of Charleston.

     E.  Claims and Litigation

     The Company is engaged in various claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company. No estimate of the range of loss from these matters can currently be determined.








11.  SEGMENT OF BUSINESS INFORMATION:

     Segment information at December 31, 1996, 1995 and 1994 and for the years then ended is as follows:

                                    1996
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $1,106,664   $234,825   $ 3,108     $1,344,597
Operating expenses,
  excluding depreciation
  and amortization               710,666    204,109     9,346        924,121
Depreciation and
  amortization                   122,581     12,107       263        134,951
Total operating expenses         833,247    216,216     9,609      1,059,072
Operating income (loss)       $  273,417   $ 18,609   $(6,501)       285,525

Add - Other income, net                                                4,120
Less - Interest charges, net                                          99,163
Net income                                                        $  190,482

Capital expenditures:
  Identifiable                $196,891     $ 18,638    $  443     $  215,972

  Utilized for overall Company operations                             23,981
Total                                                             $  239,953

Identifiable assets at
  December 31, 1996:
    Utility plant, net        $2,869,642   $216,647    $ 1,875    $3,088,164
    Inventories                   75,838      2,104        423        78,365
          Total               $2,945,480   $218,751    $ 2,298     3,166,529

Other assets                                                         792,273
Total assets                                                      $3,958,802









                                    1995
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $1,006,566   $  200,632  $  3,889   $1,211,087
Operating expenses,
  excluding depreciation
  and amortization               657,452      169,768    10,429      837,649
Depreciation and
  amortization                   103,961       12,616     1,007      117,584
Total operating expenses         761,413      182,384    11,436      955,233
Operating income (loss)       $  245,153   $   18,248  $ (7,547)     255,854

Add - Other income, net                                                9,553
Less - Interest charges, net                                          96,222
Net income                                                        $  169,185

Capital expenditures:
  Identifiable                $  245,016   $   19,670  $    265   $  264,951

  Utilized for overall Company operations                             27,816
Total                                                             $  292,767

Identifiable assets at
  December 31, 1995:
    Utility plant, net        $2,850,647   $  209,847  $  1,878   $3,062,372
    Inventories                   76,697        2,155       561       79,413
          Total               $2,927,344   $  212,002  $  2,439    3,141,785

Other assets                                                         660,648
Total assets                                                      $3,802,433

                                    1994
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $975,526     $201,746    $  4,002   $1,181,274
Operating expenses,
  excluding depreciation
  and amortization             659,610      173,717      10,577      843,904
Depreciation and
  amortization                  95,666       11,060         226      106,952
Total operating expenses       755,276      184,777      10,803      950,856
Operating income (loss)     $  220,250     $ 16,969    $ (6,801)     230,418

Add - Other income, net                                                7,271
Less - Interest charges, net                                          85,646
Net income                                                        $  152,043
Capital expenditures:
  Identifiable              $  359,510     $ 40,923    $    347   $  400,780

  Utilized for overall Company operations                             20,167
Total                                                             $  420,947

Identifiable assets at
  December 31, 1994:
    Utility plant, net      $2,717,147     $201,018    $  1,791   $2,919,956
    Inventories                 85,113        2,605         495       88,213
          Total             $2,802,260     $203,623    $  2,286    3,008,169

Other assets                                                         578,922
Total assets                                                      $3,587,091




12.  QUARTERLY FINANCIAL DATA (UNAUDITED):


                                   1996
                           (Thousands of Dollars)
                         First     Second      Third     Fourth
                        Quarter    Quarter    Quarter    Quarter    Annual
Total operating
  revenues             $354,264   $310,566   $364,570  $315,197  $1,344,597
Operating income         79,479     59,154     90,235    56,657     285,525
Net Income               56,084     35,197     66,122    33,079     190,482


                                   1995
                           (Thousands of Dollars)
                         First     Second      Third     Fourth
                        Quarter    Quarter    Quarter    Quarter    Annual
Total operating
  revenues             $308,759   $275,139   $339,937  $287,252  $1,211,087
Operating income         67,189     53,153     87,023    48,489     255,854
Net Income               45,249     30,870     65,040    28,026     169,185









ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

         NONE
                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                  DIRECTORS

     The directors listed below were elected April 25, 1996 to hold office until the next annual meeting of the Company's stockholders on April 24, 1997.

Name and Year First
  Became Director           Age     Principal Occupation; Directorships

Bill L. Amick               53      For more than five years, Chairman of the
    (1990)                            Board and Chief Executive Officer of Amick
                                      Farms, Inc., Batesburg, SC (vertically
                                      integrated broiler operation).

                                    For more than five years, Chairman and Chief
                                      Executive Officer of Amick Processing,
                                      Inc. and Amick Broilers, Inc.

                                    Director, SCANA Corporation, Columbia,
                                      SC.

William B. Bookhart, Jr.    55      For more than five years, a partner in
    (1979)                            Bookhart Farms, Elloree, SC (general
                                      farming).

                                    Director, SCANA Corporation, Columbia, SC.

William T. Cassels, Jr.     67      For more than five years, Chairman of the
    (1990)                            Board, Southeastern Freight Lines, Inc.,
                                      Columbia, SC (trucking business).

                                    Director, SCANA Corporation, Columbia, SC;
                                      South Carolina National Corporation,
                                      Columbia, SC; Wachovia Bank of South
                                      Carolina, N.A., Columbia, SC.

Hugh M. Chapman             64      For more than five years, Chairman of
    (1988)                            NationsBank South, Atlanta, GA (a division
                                      of NationsBank Corporation, bank holding
                                      company).

                                    Director, SCANA Corporation, Columbia, SC.






Name and Year First
  Became Director           Age     Principal Occupation; Directorships

James B. Edwards, D.M.D.    69      For more than five years, President and
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
                                      Industries, Inc., Lawrenceville, NJ;
                                      National Data Corporation, Atlanta, GA;
                                      SCANA Corporation, Columbia, SC.

Elaine T. Freeman           61      For more than five years, Executive Director
    (1992)                            of ETV Endowment of South Carolina, Inc.
                                      (non-profit organization), Spartanburg,
                                       S.C.

                                    Director National Bank of South Carolina,
                                      Columbia, SC; SCANA Corporation,
                                      Columbia, SC.

Lawrence M. Gressette, Jr.  65      For more than five years, Chairman of the
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

                                    Director, Wachovia Corporation, Winston-
                                      Salem, NC; InterCel, Inc., West Point, GA;
                                      The Liberty Corporation, Greenville, SC;
                                      SCANA Corporation, Columbia, SC.

Benjamin A. Hagood          69      Since January 1, 1993, Chairman of the
     (1974)                           Board, William M. Bird and Company, Inc.,
                                      Charleston, SC (wholesale distributor
                                      of floor covering material).

                                    For more than one year prior to January 1,
                                       1993, President and Director, William M.
                                       Bird and Company, Inc., Charleston, SC.

                                    Director, SCANA Corporation, Columbia, SC.






Name and Year First
  Became Director          Age     Principal Occupation; Directorships

W. Hayne Hipp               57      For more than five years, President and
    (1983)                            Chief Executive Officer, The Liberty
                                      Corporation, Greenville, SC (insurance
                                      and broadcasting holding company).

                                    Director, The Liberty Corporation,
                                      Greenville, SC; Wachovia Corporation,
                                      Winston-Salem, NC; SCANA Corporation,
                                      Columbia, SC.

F. Creighton McMaster       67      For more than five years, President and
    (1974)                            Manager, Winnsboro Petroleum Company,
                                      Winnsboro, SC (wholesale distributor
                                      of petroleum products).

                                    Director, First Union National Bank of
                                      South Carolina, Greenville, SC; SCANA
                                      Corporation, Columbia, SC.

Henry Ponder, Ph.D.         68      For more than five years, President, Fisk
    (1983)                            University, Nashville, TN.
                                    Director, Suntrust Banks, Inc., Nashville,
                                      TN; SCANA Corporation, Columbia, SC.

John B. Rhodes              66      For more than five years, Chairman and
    (1967)                            Chief Executive Officer, Rhodes Oil
                                      Company, Inc., Walterboro, SC
                                      (distributor of petroleum products).

                                    Director, SCANA Corporation, Columbia, SC.

William B. Timmerman        50      Since December 13, 1995, President of SCANA
    (1991)                            Corporation.

                                    From May 1, 1994 to December 13, 1995,
                                      Executive Vice President of SCANA
                                      Corporation.

                                    Since August 25, 1993, Assistant Secretary
                                      ofSCANA Corporation and all of its
                                      subsidiaries, including the Company.

                                    From August 28, 1991 to February 20, 1996,
                                      Chief Financial Officer of the Company.

                                    For more than five years prior to May 1,
                                      1994, Senior Vice President of SCANA
                                      Corporation.

                                    For more than five years prior to February
                                      20, 1996, Controller of SCANA Corporation.

                                    Director, SCANA Corporation, Columbia, SC;
                                       InterCel, Inc., West Point, GA and
                                       Wachovia Bank of South Carolina,
                                       Columbia, S. C.

E. Craig Wall, Jr.          59      For more than five years, President and
    (1982)                             Director, Canal Industries, Conway, SC
                                       (forest products industry).

                                    Director, Sonoco Products Company,
                                       Hartsville, SC; Ruddick Corporation,
                                       Charlotte, NC; NationsBank Corp.,
                                       Charlotte, NC; Blue Cross/
                                       Blue Shield of South Carolina,
                                       Columbia, SC; SCANA Corporation,
                                       Columbia, SC.



                       EXECUTIVE OFFICERS OF THE COMPANY

     The Company's officers are elected at the annual organizational meeting of the Board of Directors and hold office until the next such organizational meeting,unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.
                                   Positions Held During
      Name                Age          Past Five Years              Dates

L. M. Gressette, Jr. (1)   65      Chairman of the Board and
                                     Chief Executive Officer       *-present
                                   President of SCANA              *-1995

W.B. Timmerman (1)         50      President and Chief Operating
                                     Officer of SCANA              1995-present
                                   President of SCANA
                                     Communications, Inc.,
                                      an affiliate                 1996-present
                                    Executive Vice President,      1994-1995
                                      SCANA
                                    Assistant Secretary            1993-1996
                                    Chief Financial Officer        *-1996
                                    Controller, SCANA              *-1996
                                    Senior Vice President,         *-1994
                                      SCANA
J. L. Skolds               46       President and Chief
                                      Operating Officer            1996-present
                                    Senior Vice President -
                                      Generation                   1994-1996
                                    Vice President - Nuclear
                                      Operations                   *-1994

G.J. Bullwinkel, Jr.       48       Senior Vice President-
                                      Retail Electric              1995-present
                                    Senior Vice President-
                                      Fossil & Hydro Production    1993-1994
                                    Senior Vice President-
                                      Production                   *-1992

W.A. Darby                 51       Senior Vice President -
                                      Gas, SCANA Gas Group         1996-present
                                    Vice President-Gas Operations  *-1996
                                    President and Treasurer of
                                      ServiceCare                  1996-present
                                    General Manager of ServiceCare,
                                      Inc., an affiliate           1994-present

K. B. Marsh (1)            41       Vice President - Finance,
                                      Chief Financial Officer
                                      and Controller - SCANA       1996-present
                                    Vice President - Finance,
                                      Treasurer and Secretary      *-1996

B.T. Zeigler (1)           41       Vice President - SCANA         1996-present
                                    General Counsel                1995-present
                                    Associate General Counsel      1992-1995
                                    Partner - Lewis, Babcock &
                                      Hawkins Law Firm             *-1992




*Indicates position held at least since March 1, 1992

(1) On October 22, 1996 the Board of Directors elected W. B. Timmerman to be Chairman of the Board and Chief Executive Officer effective
March 1, 1997 upon the retirement of L. M. Gressette, Jr.  Mr.
Timmerman continues to serve as President of SCANA.




          SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

All of the Company's common stock is held by its parent, SCANA
Corporation. The required forms indicate that no equity securities of the Company are owned by its directors and executive officers. Based solely on a review of the copies of such forms and amendments furnished to the Company and written representations from the executive officers and directors, the Company believes that during 1996 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table contains information with respect to compensation paid or accrued during the years 1996, 1995 and 1994 to the Chief Executive
Officer of the Company, to each of the other four most highly compensated executive officers of the Company during 1996 who were serving as executive officers of the Company at the end of 1996 and to Bruce D. Kenyon, former
President and Chief Operating Officer, South Carolina Electric and Gas Company, who retired from the Company on September 1, 1996.

                        SUMMARY COMPENSATION TABLE




Name and Principal         Year       Annual Compensation           Long-Term
Position                                                           Compensation
                                               (1)       (2)
                                   Salary     Bonus     Other         Payouts
                                     ($)       ($)      Annual          (3)        (4)
                                                     Compensation       LTIP    All Other
                                                         ($)          Payouts  Compensation
                                                                        ($)        ($)

L. M. Gressette, Jr.       1996    483,952(5) 274,320    50,998       285,408     29,037
Chairman of the Board,     1995    449,246    197,500    65,779       390,156     26,955
Chief Executive Officer    1994    416,609          0     2,255       173,375     24,996

W. B. Timmerman            1996    335,266    196,832     6,399       109,819     20,116
President and Chief        1995    254,214    101,588       987       150,353     15,127
Operating Officer -        1994    235,099     19,725     5,524        70,751     14,106
SCANA Corporation

J. L. Skolds               1996    215,708    114,099     2,453        55,513     12,943
President and Chief        1995    176,156     74,151        54        76,128     10,569
Operating Officer          1994    156,731          0     4,215        38,249      9,404

G. J. Bullwinkel           1996    205,980     90,370     3,710        66,374     12,359
Senior Vice President      1995    189,097     70,904       487        90,402     11,346
- Retail Electric          1994    170,828     50,765     3,907        38,249      9,826

J. H. Young                1996    182,990     63,056     7,873        66,374     10,979
Senior Vice President      1995    176,998     53,170       850        90,402     13,620
-Business Development      1994    174,771     50,765     8,119        45,251     10,054

B. D. Kenyon               1996    229,820     92,012     7,989       131,240   106,304
former President and       1995    318,542    104,353     7,107       172,240    19,113
Chief Operating Officer    1994    313,581     96,768    10,638        81,619    18,815
______________
(1)  Payments under the annual Performance Incentive Plan described hereafter.
(2)  For 1996, other annual compensation consists of life insurance premiums on policies owned by named executive officers and payments to cover taxes on benefits of $50,018 and $980 for Mr. Gressette; $4,201 and $2,198 for Mr. Timmerman; $2,070 and $383 for Mr. Skolds;
     $3,171 and $539 for Mr. Bullwinkel; $7,800 and $73 for Mr. Young and $7,989 and $0 for
     Mr. Kenyon.
(3)  Payments under the long-term Performance Share Plan described hereafter.
(4)  All other compensation for all named executive officers consists of Company contributions to defined contribution plans based on the funding formula applicable to all Company employees and for Mr. Kenyon, 1996 early retirement payment of $55,850, and $36,665, representing the value of certain property which was transferred to Mr. Kenyon upon his leaving the Company.  Mr. Kenyon will receive early retirement benefits of $13,962 per month reduced by all amounts received under the Company's Retirement Plan, his SERP or
     Social Security.
(5)  Reflects actual salary paid in 1996.  Base salary of $496,000, became effective in May of
     1996.



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

     Executives eligible to participate in the Performance Share Plan are assigned target award opportunities at the beginning of each three-year period based primarily on their salary level. In determining award sizes, levels of responsibilities and competitive practices also are considered. Awards under this plan represent a significant portion of executives "at-risk" compensation. To provide additional incentive for executives, and to ensure that executives are only rewarded when shareholders gain, actual payouts may exceed the median of the market when performance is above the 50th percentile of the peer group. For lesser performance, awards will be at or below the market median.

     Payouts occur when SCANA's TSR is in the top two-thirds of the PSP Peer Group, and vary based on SCANA's ranking against the peer group. Executives earn threshold payouts of 0.4 times target at the 33rd percentile of three-year performance. Target payouts will be made at the 50th percentile of three-year performance. Maximum payouts will be made at 1.5 times target when SCANA's TSR is at or above the 75th percentile of the peer group. No payouts will be earned if performance is at less than the 33rd percentile. Awards are denominated in shares of SCANA Common Stock and may be paid in either stock, cash or a combination of stock and cash.

     For the three-year period from 1994 through 1996, SCANA's TSR was at the 69th percentile of the PSP Peer Group. This resulted in payouts at 138% of target shares awarded to be paid in a combination of stock and cash.

     The following table shows the target awards made in 1996 for potential payment in 1999 under the long-term Performance Share Plan, and estimated future payouts under that plan at threshold, target and maximum levels for the named executive officers. Mr. Gressette's and Mr. Kenyon's estimated future payouts will be reduced to reflect their retirements.


                    LONG-TERM INCENTIVE PLANS - AWARDS
                            IN LAST FISCAL YEAR
                TARGET AWARDS FOR 1996 TO BE PAID IN 1999

                      Number of    Performance   Estimated Future Payouts Under
                       Shares,      or Other       Non-Stock Price-Based Plans
                       Units or     Period Until
                        Other       Maturation
         Name            Rights (#)    or Payout
                                                 Threshold   Target   Maximum
                                                 ($ or #)   ($ or #)  ($ or #)

L. M. Gressette, Jr.  8,340        1996-1998       1,297     3,243      4,865
W. B. Timmerman       6,150        1996-1998       2,460     6,150      9,225
B. D. Kenyon          3,920        1996-1998         348       871      1,307
J. L. Skolds          2,340        1996-1998         936     2,340      3,510
G. J. Bullwinkel      2,340        1996-1998         936     2,340      3,510
J. H. Young           1,840        1996-1998         736     1,840      2,760

DEFINED BENEFIT PLANS

     In addition to the qualified Retirement Plan for all employees, the Company has Supplemental Executive Retirement Plans ("SERPs") for certain eligible employees, including officers. A SERP is an unfunded plan which provides for benefit payments in addition to those payable under a qualified retirement plan. It maintains uniform application of the Retirement Plan benefit formula and would provide, among other benefits, payment of Retirement Plan formula pension benefits, if any, which exceed those payable under the Internal Revenue Code ("IRC") maximum benefit limitations.

     The following table illustrates the estimated maximum annual benefits payable upon retirement at normal retirement date under the Retirement Plan and the SERPs.

                          Pension Plan Table

      Final                          Service Years
   Average Pay     15         20         25         30         35


    $150,000    $ 42,143   $ 56,190   $ 70,238   $ 84,286  $ 87,083
     200,000      57,143     76,190     95,238    114,286   118,333
     250,000      72,143     96,190    120,238    144,286   149,583
     300,000      87,143    116,190    145,238    174,286   180,833
     350,000     102,143    136,190    170,238    204,286   212,083
     400,000     117,143    156,190    195,238    234,286   243,333
     450,000     132,143    176,190    220,238    264,286   274,583
     500,000     147,143    196,190    245,238    294,286   305,833
     550,000     162,143    216,190    270,238    324,286   337,083
     600,000     177,143    236,190    295,238    354,286   368,333
     650,000     192,143    256,190    320,238    384,286   299,583
     700,000     207,143    276,190    345,238    414,286   430,833
     750,000     222,143    296,190    370,238    444,286   462,083
     800,000     237,143    316,190    395,238    474,286   493,333
     850,000     252,143    336,190    420,238    504,286   524,583
     900,000     267,143    256,190    445,238    534,286   555,833
     950,000     282,143    376,190    470,238    564,286   587,083
   1,000,000     297,143    396,190    495,238    594,286   618,333

     The compensation shown in the column labeled "Salary" of the Summary Compensation Table for all the named executive officers except Mr. Gressette is covered by the Retirement Plan and/or a SERP. The compensation shown in the columns labeled "Salary" and "Bonus" for Mr. Gressette are covered by the Retirement Plan and/or SERP. As of December 31, 1996, Messrs. Gressette, Timmerman, Bullwinkel, Skolds, Young and Kenyon had credited service under the Retirement Plan (or its equivalent under the SERP) of 34, 18, 25, 10, 34 and 23 years, respectively. Benefits are computed based on a straight-life annuity with an unreduced 60% surviving spouse benefit. The amounts in this table assume continuation of the primary Social Security benefits in effect at January 1, 1997 and are not subject to any deduction for Social Security or other offset amounts.

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

     All of the executive officers named in the Summary Compensation Table are participating in the program. Mr. Gressette is now receiving annual benefits of $113,855 under the program. In connection with his early retirement, the Company agreed to begin Mr. Kenyon's payments under the program on September 1, 1996. He will receive annual payments of $79,412 until September 1, 2011. The estimated annual retirement benefits payable at age 65 based on projected eligible compensation (assuming increases of 4% per year) to the other persons named in the Summary Compensation Table are as follows:
Mr. Timmerman - $147,017; Mr. Bullwinkel - $95,496; Mr. Skolds - $122,777; and Young - $54,424.

TERMINATION, SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

     At its December 18, 1996 meeting, the Board of Directors of the Company approved the SCANA Corporation Executive Benefit Plan Trust Agreement (the "Trust"). The purpose of the Trust is to protect the deferred compensation benefits of certain directors, executives and other key employees of the Company in the event of a Change in Control (as defined in the Trust). Executive officers named in the Summary Compensation Table participate in certain plans and agreements listed below (the "Plans") covered by the Trust:

     (1)  SCANA Corporation Voluntary Deferral Plan
     (2)  SCANA Corporation Supplementary Voluntary Deferral Plan
     (3)  SCANA Corporation Key Executive Severance Benefits Plan
     (4)  SCANA Corporation Key Employee Retention Plan
     (5)  SCANA Corporation Supplemental Executive Retirement
Plan
     (6)  South Carolina Electric & Gas Company Supplemental
Executive
            Retirement Plan
     (7)  Individual Supplemental Executive Retirement Plan
Agreements

When a Potential Change in Control (as defined in the Trust) occurs, the Company is required to pay into the Trust an amount equal to the sum of (i) 125% of the estimated deferred compensation benefits payable under each Plan and (ii) the estimated federal, state and local income taxes and excise taxes payable by Plan participants on those benefits. Recalculations are required to be made at least once every three months and funding adjusted appropriately. The Trust provides for lump sum distributions to be made to Plan participants within 30 business days following written notification to the Trustee that a Change in Control has occurred.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1996, no officer, employee or former officer of the Company or any of its affiliates served as a member of the Long-Term Compensation Committee or the Management Development and Corporate Performance Committee ("Performance Committee"), except Mr. Gressette who served as a member of the Performance Committee. Although Mr. Gressette was an ex-officio, nonvoting member of the Performance Committee during 1996, he did not participate in any of its decisions concerning executive officer compensation.

     Since January 1, 1996, the Company has engaged in business transactions with entities with which Mr. Chapman (Chairman of both the Performance Committee and the Long-Term Compensation Committee), Mr. McMaster (a member of the Long-Term Compensation Committee) and Mr. Rhodes (a member of the Performance Committee and the Long-Term Compensation Committee) are executive officers.

     Mr. Chapman is Chairman of NationsBank South, a division of NationsBank Corporation. Since January 1, 1996, the Company has engaged in various transactions in which affiliates of NationsBank Corporation acted as lender or provider of lines of credit or credit support to the Company and its affiliates. The amount paid during 1996 by the Company and its affiliates to NationsBank Corporation affiliates on account of such transactions was $1,034,320. In addition, during 1996 a NationsBank Corporation affiliate and a Company affiliates have engaged in options and futures transactions and forward contracts relating to forecasted natural gas production. The amount paid during 1996 by the Company's affiliate to NationsBank Corporation affiliates on account of such transactions was $10,814,458. It is anticipated that similar transactions will continue in the future.

     Mr. McMaster is the President and Manager of Winnsboro Petroleum Company. Purchases from Winnsboro Petroleum Company totaling $81,405 for petroleum products were made during 1996 by the Company and its affiliates. It is anticipated that similar transactions will continue in the future.

    Mr. Rhodes is the Chairman and Chief Executive Officer of Rhodes Oil Company. Purchases from Rhodes Oil Company totaling $80,059 for petroleum products were made during 1996 by the Company and its affiliates. It is anticipated that similar transactions will continue in the future.

Compensation of Directors

     Fees. During 1996, directors who were not employees of the Company or SCANA Corporation were paid $17,600 annually for services rendered, plus $1,800 for each Board meeting attended and $850 for attendance at a committee meeting which is not held on the same day as a regular meeting of the Board. The fee for attendance at a telephone conference meeting is $200. The fee for attendance at a conference is $850. In addition, directors are paid, as part of their compensation, travel, lodging and incidental expenses related to attendance at meetings and conferences. The Board of Directors approved a Plan effective January 1, 1997 whereby non-employee directors receive on a quarterly basis, 41% of their retainer in shares of SCANA's common stock. The purpose of the Plan is to promote the achievement of long-term objectives of the Company by linking the personal interests of the non-employee directors to those of SCANA's shareholders by paying a portion of director compensation in stock. SCANA believes this linkage will further promote the achievement of its long-term objectives. Directors who are employees of the Company or its affiliates receive no compensation for serving as directors or attending meetings.

     Deferral Plan. SCANA has a plan pursuant to which directors may defer all or a portion of their fees paid to them in cash for services rendered and meeting attendance. Interest is earned on the deferred amounts at a rate set by the Performance Committee. During 1996 and currently, the rate is set at the announced prime rate of Wachovia Bank of South Carolina. Mr. Cassels, Mr. Hagood and Mr. Rhodes were the only directors participating in the plan during 1996. Mr. Cassels became a participant in January 1994, Mr. Hagood in July, 1996 and Mr. Rhodes in July 1987, and interest credited to their deferral accounts during 1996 was $5,974, $378 and $22,497, respectively.

     Endowment Plan. Each director participates in the Directors' Endowment Plan, which provides that SCANA make a tax deductible, charitable contribution totaling $500,000 to institutions of higher education nominated by the director. A portion is contributed upon retirement of the director and the remainder upon the director's death. The plan is funded in part through insurance on the lives of the directors. Designated in-state institutions of higher education must be approved by the Chief Executive Officer of SCANA. Any out-of-state designation must be approved by the Performance Committee. The designated institutions are reviewed on an annual basis by the Chief Executive Officer to assure compliance with the intent of the program. The plan is intended to reinforce SCANA's commitment to quality higher education and is intended to enhance SCANA's ability to attract and retain qualified board members.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The table set forth below indicates the shares of SCANA's common stock beneficially owned as of March 10, 1997 by each director, each of the persons named in the Summary Compensation Table on page 61, and the current directors and executive officers of the Company as a group.

                   SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Amount and Nature   Name of Beneficial Amount and Nature
     Owner           of Ownership   1        Owner          of Ownership   1
B. L. Amick               2,653        W. Hayne Hipp            2,870
W. B. Bookhart, Jr.      16,709        J. H. Young             15,743
G. J. Bullwinkel         18,187        F. C. McMaster           5,700
W. T. Cassels, Jr.        2,070        L. M. Miller             1,000
H. M. Chapman             6,070        Henry Ponder            13,723
J. B. Edwards             4,845        J. B. Rhodes             8,283
E. T. Freeman             4,390        J. L. Skolds             6,988
L. M. Gressette, Jr.     49,792        W. B. Timmerman         30,422
B. A. Hagood              2,483        E. C. Wall              17,070
B. D. Kenyon*            20,613

All directors and executive officers as a group (20 persons) TOTAL  237,366.
TOTAL PERCENT OF CLASS                                                 0.2%

* Bruce D. Kenyon, former President and Chief Operating Officer,
South Carolina Electric & Gas Company, retired these positions on
September 1, 1996.

     The information set forth above as to the security ownership has been furnished to the Company by such persons.
_____________________
1  Includes shares owned by close relatives, the beneficial
ownership of which is disclaimed by the director or nominee, as follows:
   Mr. Amick - 480; Mr. Bookhart - 4,748;   Mr. Gressette - 1,060;
   Mr. Hagood - 341; Mr. McMaster - 2,000.

   Includes shares purchased through December 31, 1996, but not thereafter, by the Trustee under the SCANA Corporation Stock
   Purchase Savings Plan.

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


(REGISTRANT)      SOUTH CAROLINA ELECTRIC & GAS COMPANY



BY (SIGNATURE)    s/J. L. Skolds
(NAME AND TITLE)  J. L. Skolds, President and Chief
                  Operating Officer
DATE              February 18, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



(i) Principal executive officer:



BY (SIGNATURE)    s/L. M. Gressette, Jr.
(NAME AND TITLE)  L. M. Gressette, Jr., Chairman of the Board,
                  Chief Executive Officer and Director
DATE              February 18, 1997


(ii) Principal financial officer:



BY (SIGNATURE)    s/K. B. Marsh
(NAME AND TITLE)  K. B. Marsh, Chief Financial Officer
DATE              February 18, 1997


(iii) Principal accounting officer:



BY (SIGNATURE)    s/J. E. Addison
(NAME AND TITLE)  J. E. Addison, Vice President and Controller
DATE              February 18, 1997




BY (SIGNATURE)    s/B. L. Amick
(NAME AND TITLE)  B. L. Amick, Director
DATE              February 18, 1997




BY (SIGNATURE)    s/W. B. Bookhart, Jr.
(NAME AND TITLE)  W. B. Bookhart, Jr., Director
DATE              February 18, 1997

BY (SIGNATURE)    s/W. T. Cassels, Jr.
(NAME AND TITLE)  W. T. Cassels, Jr., Director
DATE              February 18, 1997



BY (SIGNATURE)    s/H. M. Chapman
(NAME AND TITLE)  H. M. Chapman, Director
DATE              February 18, 1997



BY (SIGNATURE)    s/J. B. Edwards
(NAME AND TITLE)  J. B. Edwards, Director
DATE              February 18, 1997



BY (SIGNATURE)    s/E. T. Freeman
(NAME AND TITLE)  E. T. Freeman, Director
DATE              February 18, 1997



BY (SIGNATURE)    s/B. A. Hagood
(NAME AND TITLE)  B. A. Hagood, Director
DATE              February 18, 1997



BY (SIGNATURE)    s/W. Hayne Hipp
(NAME AND TITLE)  W. Hayne Hipp, Director
DATE              February 18, 1997



BY (SIGNATURE)    s/F. C. McMaster
(NAME AND TITLE)  F. C. McMaster, Director
DATE              February 18, 1997



BY (SIGNATURE)    s/Henry Ponder
(NAME AND TITLE)  Henry Ponder, Director
DATE              February 18, 1997


BY (SIGNATURE)    s/W. B. Timmerman
(NAME AND TITLE)  W. B. Timmerman, Director
DATE              February 18, 1997



BY (SIGNATURE)    s/J. B. Rhodes
(NAME AND TITLE)  J. B. Rhodes, Director
DATE              February 18, 1997




BY (SIGNATURE)    s/E. C. Wall, Jr.
(NAME AND TITLE)  E. C. Wall, Jr., Director
DATE              February 18, 1997

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered

Number                                                              Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on December 15, 1993
          (Exhibit 3-A to Form 10-Q for the quarter
          ended June 30, 1994, File No. 1-3375)....................   #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File No. 1-3375)....   #
       C. Articles of Amendment, dated November 9, 1994
          (Exhibit 3-C to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)......................   #
       D. Articles of Amendment, dated December 9, 1994
          (Exhibit 3-D to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)......................   #
       E. Articles of Correction, dated January 17, 1995
          (Exhibit 3-E to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)......................   #
       F. Articles of Amendment, dated January 13, 1995
          and filed January 17, 1995 (Exhibit 3-F to
          Form 10-K for the year ended December 31, 1994,
          File No. 1-3375).........................................   #
       G. Articles of Amendment dated March 31, 1995
          (Exhibit 3-G to Form 10-Q for the quarter
          ended March 31, 1995, File No. 1-3375)...................   #
       H. Articles of Correction - Amendment to Statement
          filed March 31, 1995, dated December 13, 1995
          (Filed herewith).........................................   74
       I. Articles of Amendment dated December 13, 1995
          (Filed herewith).........................................   75
       J. Articles of Amendment dated February 21, 1997
          (Filed herewith).........................................   77
       K. Copy of By-Laws of the Company as revised and
          amended thru June 18, 1996 (Filed herewith)..............   79

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

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY
Exhibit Index (Continued)
                                                                 Sequentially
                                                                    Numbered
Number                                                                Pages
4. (continued)
          November 1, 1957   Exhibit 2-H to Registration No. 2-26459
          September 1, 1958  Exhibit 2-I to Registration No. 2-26459
          September 1, 1960  Exhibit 2-J to Registration No. 2-26459
          June 1, 1961       Exhibit 2-K to Registration No. 2-26459
          December 1, 1965   Exhibit 2-L to Registration No. 2-26459
          June 1, 1966       Exhibit 2-M to Registration No. 2-26459
          June 1, 1967       Exhibit 2-N to Registration No. 2-29693
          September 1, 1968  Exhibit 4-O to Registration No. 2-31569
          June 1, 1969       Exhibit 4-C to Registration No. 33-38580
          December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
          June 1, 1970       Exhibit 4-R to Registration No. 2-37363
          March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
          January 1, 1972    Exhibit 4-C to Registration No. 33-38580
          July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
          May 1, 1975        Exhibit 4-C to Registration No. 33-38580
          July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
          February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
          December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
          March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
          May 1, 1977        Exhibit 4-C to Registration No. 33-38580
          February 1, 1978   Exhibit 4-C to Registration No. 33-38580
          June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
          April 1, 1979      Exhibit 4-C to Registration No. 33-38580
          June 1, 1979       Exhibit 4-C to Registration No. 33-38580
          April 1, 1980      Exhibit 4-C to Registration No. 33-38580
          June 1, 1980       Exhibit 4-C to Registration No. 33-38580
          December 1, 1980   Exhibit 4-C to Registration No. 33-38580
          April 1, 1981      Exhibit 4-D to Registration No. 33-49421
          June 1, 1981       Exhibit 4-D to Registration No. 2-73321
          March 1, 1982      Exhibit 4-D to Registration No. 33-49421
          April 15, 1982     Exhibit 4-D to Registration No. 33-49421
          May 1, 1982        Exhibit 4-D to Registration No. 33-49421
          December 1, 1984   Exhibit 4-D to Registration No. 33-49421
          December 1, 1985   Exhibit 4-D to Registration No. 33-49421
          June 1, 1986       Exhibit 4-D to Registration No. 33-49421
          February 1, 1987   Exhibit 4-D to Registration No. 33-49421
          September 1, 1987  Exhibit 4-D to Registration No. 33-49421
          January 1, 1989    Exhibit 4-D to Registration No. 33-49421
          January 1, 1991    Exhibit 4-D to Registration No. 33-49421
          February 1, 1991   Exhibit 4-D to Registration No. 33-49421
          July 15, 1991      Exhibit 4-D to Registration No. 33-49421
          August 15, 1991    Exhibit 4-D to Registration No. 33-49421
          April 1, 1993      Exhibit 4-E to Registration No. 33-49421
          July 1, 1993       Exhibit 4-D to Registration No. 33-57955
      D.  Indenture dated as of April 1, 1993 from South Carolina
          Electric & Gas Company to NationsBank of Georgia, National Association (Filed as Exhibit 4-F to Registration
          Statement No. 33-49421).........................................   #
      E.  First Supplemental Indenture to Indenture referred to
          in 4-D dated as of June 1, 1993 (Filed as Exhibit 4-G
          to Registration Statement No. 33-49421).........................   #
      F.  Second Supplemental Indenture to Indenture referred to in 4-D dated as of June 15, 1993 (Filed as Exhibit 4-G
          to Registration Statement No. 33-57955).........................   #

   9.   Voting Trust Agreement
        Not Applicable

   10.  Material Contracts
        A.  Copy of Supplemental Executive Retirement Plan
            (Exhibit 10-A to Form 10-K for the year ended
            December 31, 1980)............................................   #

# Incorporated herein by reference as indicated.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                                                Sequentially
                                                                  Numbered
Number                                                              Pages
   11.  Statement Re Computation of Per Share Earnings
        Not Applicable

   12.  Statement re Computation of Ratios (Filed herewith)........  95

   13.  Annual Report to Security Holders, Form 10-Q or
        Quarterly Report to Security Holders
        Not Applicable

   16.  Letter Re Change in Certifying Accountant
        Not Applicable

   18.  Letter Re Change in Accounting Principles
        Not Applicable

   21.  Subsidiaries of the Registrant
        Not Applicable

   22.  Published Report Regarding Matters Submitted to
        Vote of Security Holders
        Not Applicable

   23.  Consents of Experts and Counsel
        Consent of Deloitte & Touche LLP..........................   99

   24.  Power of Attorney
        Not Applicable

   27.  Financial Data Schedule
        Filed herewith

   99.  Additional Exhibits
        Not Applicable

# Incorporated herein by reference as indicated.


71