Form 10-Q
period 1997-03-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1997-05-13
CIK 91882

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549



                             FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 1997

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

     As of March 31, 1997, there were issued and outstanding
40,296,147 shares of the registrant's common stock, $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                  INDEX


PART I.  FINANCIAL INFORMATION                                            Page

   Item 1.  Financial Statements

       Consolidated Balance Sheets as of March 31, 1997
         and December 31, 1996........................................      3

       Consolidated Statements of Income and Retained Earnings
         for the Periods Ended March 31, 1997 and 1996................      5

       Consolidated Statements of Cash Flows for the Periods
         Ended March 31, 1997 and 1996................................      6

       Notes to Consolidated Financial Statements.....................      7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     10

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................     15

   Item 6.  Exhibits and Reports on Form 8-K..........................     15

Signatures............................................................     16

Exhibit Index.........................................................     17


                                             PART I
                                      FINANCIAL INFORMATION
                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                            As of March 31, 1997 and December 31, 1996
                                          (Unaudited)

                                                            March 31,      December 31,
                                                              1997             1996
                                                             (Thousands of Dollars)

ASSETS
Utility Plant:
  Electric.............................................   $3,894,703         $3,870,561
  Gas..................................................      339,979            338,095
  Transit..............................................        3,881              3,923
  Common...............................................       82,058             81,858
    Total..............................................    4,320,621          4,294,437
  Less accumulated depreciation and amortization.......    1,362,459          1,331,824
    Total..............................................    2,958,162          2,962,613
  Construction work in progress........................      225,161            193,278
  Nuclear fuel, net of accumulated amortization........       38,659             41,006
      Utility Plant, Net...............................    3,221,982          3,196,897

Nonutility Property and Investments, net of
  accumulated depreciation.............................       15,757             11,529

Current Assets:
  Cash and temporary cash investments..................       28,363              5,399
  Receivables - customer and other.....................      156,743            170,476
  Receivables - affiliated companies...................        1,500              1,021
  Inventories (at average cost):
    Fuel...............................................       33,480             33,121
    Materials and supplies.............................       46,521             45,375
  Prepayments..........................................        9,597              8,758
  Deferred income taxes................................       20,025             20,025
      Total Current Assets.............................      296,229            284,175

Deferred Debits:
  Emission allowances..................................       30,485             30,457
  Environmental........................................       41,418             41,375
  Nuclear plant decommissioning fund...................       43,842             42,194
  Pension asset, net...................................       62,116             57,931
  Other................................................      250,280            294,244
      Total Deferred Debits............................      428,141            466,201
                 Total.................................   $3,962,109         $3,958,802


See notes to consolidated financial statements.





                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                         As of March 31, 1997 and December 31, 1996
                                         (Unaudited)
                                                            March 31,        December 31,
                                                              1997              1996
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock ($4.50 par value)......................   $  181,333        $  181,333
    Premium on common stock and other paid-in capital...      834,106           821,984
    Capital stock expense (debit).......................       (5,313)           (5,340)
    Retained earnings...................................      430,079           415,485
      Total Common Equity...............................    1,440,205         1,413,462
  Preferred Stock (not subject to purchase or sinking
    funds)..............................................       26,027            26,027
      Total Stockholders' Investment....................    1,466,232         1,439,489
Preferred Stock, net (subject to purchase or
  sinking funds)........................................       41,253            43,014
Long-term debt, net.....................................    1,279,565         1,276,758
        Total Capitalization............................    2,787,050         2,759,261

Current Liabilities:
  Short-term borrowings.................................       98,600            90,000
  Current portion of long-term debt.....................       42,755            42,755
  Current portion of preferred stock....................        2,432             2,432
  Accounts payable......................................       51,868            66,741
  Accounts payable - affiliated companies...............       18,007            31,395
  Customer deposits.....................................       15,506            14,944
  Taxes accrued.........................................       40,320            66,900
  Interest accrued......................................       24,693            21,304
  Dividends declared....................................       35,774            35,972
  Other.................................................        6,139             5,004
        Total Current Liabilities.......................      336,094           377,447

Deferred Credits:
  Deferred income taxes.................................      538,323           521,745
  Deferred investment tax credits.......................       74,262            75,073
  Reserve for nuclear plant decommissioning.............       43,842            42,194
  Other.................................................      182,538           183,082
        Total Deferred Credits..........................      838,965           822,094
                 Total .................................   $3,962,109        $3,958,802


See notes to consolidated financial statements.






                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     For the Periods Ended March 31, 1997 and 1996
                                     (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                               1997        1996
                                                            (Thousands of Dollars)
 OPERATING REVENUES:
   Electric................................................  $252,623    $262,183
   Gas.....................................................    84,427      91,171
   Transit.................................................       411         910
        Total Operating Revenues...........................   337,461     354,264

 OPERATING EXPENSES:
   Fuel used in electric generation........................    38,114      41,676
   Purchased power (including
     affiliated purchases).................................    24,628      24,707
   Gas purchased from affiliate
     for resale............................................    47,755      55,962
   Other operation.........................................    52,039      52,203
   Maintenance.............................................    14,646      14,246
   Depreciation and amortization...........................    34,907      32,667
   Income taxes............................................    28,223      32,463
   Other taxes.............................................    23,604      20,861
        Total Operating Expenses...........................   263,916     274,785

 OPERATING INCOME..........................................    73,545      79,479

 OTHER INCOME:
   Allowance for equity funds used
     during construction...................................     1,316       1,253
   Other income (loss), net of
     income taxes..........................................       334         276
        Total Other Income.................................     1,650       1,529


 INCOME BEFORE INTEREST CHARGES............................    75,195      81,008

 INTEREST CHARGES (CREDITS):
   Interest expense........................................    26,352      26,734
   Allowance for borrowed funds
     used during construction..............................    (1,494)     (1,810)
        Total Interest Charges, net........................    24,858      24,924

 NET INCOME................................................    50,337      56,084
 Preferred Stock Cash Dividends
   (at stated rates).......................................    (1,343)     (1,370)
 Earnings Available for Common Stock.......................    48,994      54,714
 Retained Earnings at Beginning
   of Period...............................................   415,485     366,236
 Common Stock Cash Dividends
   Declared................................................   (34,400)    (32,800)
 Retained Earnings at End of Period........................  $430,079    $388,150

See notes to consolidated financial statements.






                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Periods Ended March 31, 1997 and 1996
                                      (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                          1997            1996
                                                          (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................... $ 50,337        $ 56,084
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................   34,937          32,697
    Amortization of nuclear fuel.......................    5,767           5,208
    Deferred income taxes, net.........................   16,580          14,064
    Pension asset......................................   (4,185)         (3,104)
    Allowance for funds used during construction.......   (2,810)         (3,063)
    Over (under) collections, fuel adjustment clause...   17,100           9,155
    Early retirements..................................    4,306          (4,260)
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables...............   13,254          (9,916)
      (Increase) decrease in inventories...............   (1,505)         (1,772)
      Increase (decrease) in accounts payable..........  (28,261)        (26,300)
      Increase (decrease) in taxes accrued.............  (26,580)        (24,443)
      Increase (decrease) in interest accrued..........    3,389           3,160
    Other, net.........................................   (1,439)          5,079
Net Cash Provided From Operating Activities............   80,890          52,589

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC...........................  (39,534)        (40,895)
  Nonutility property and investments..................   (4,187)            (16)
Net Cash Used For Investing Activities.................  (43,721)        (40,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Equity contributions from parent...................   12,148          11,697
  Repayments:
    Repayment of bank loans............................     -             (1,886)
    Other long-term debt...............................     -               (387)
    Preferred stock....................................   (1,761)         (1,762)
  Dividend payments:
    Common stock.......................................  (34,600)        (31,700)
    Preferred stock....................................   (1,341)         (1,396)
  Short-term borrowings, net...........................    8,600          (1,500)
  Fuel and emission allowance financings, net..........    2,749           8,458
Net Cash Used For Financing Activities.................  (14,205)        (18,476)

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS...........................   22,964          (6,798)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......    5,399           6,798
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31........ $ 28,363        $   -

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $1,494 and $1,810)...... $ 22,466        $ 22,802
                - Income taxes.........................   (3,524)          1,916


See notes to consolidated financial statements.



6


              SOUTH CAROLINA ELECTRIC & GAS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1997
                          (Unaudited)

     The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. These are interim financial statements and, because of temperature variations between seasons of the year, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        A.  Basis of Accounting

        The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of March 31, 1997, approximately $239 million and $60 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $104 million and $52 million, respectively. The electric regulatory assets of approximately $89 million (excluding deferred income tax assets) are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $61 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

        B.  Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the 1997 presentation.

2.   RETAINED EARNINGS:

        The Restated Articles of Incorporation of the Company and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At March 31, 1997 approximately $18.4 million of retained earnings were restricted as to payment of cash dividends on common stock.

3.   CONTINGENCIES:

        With respect to commitments at March 31, 1997, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Contingencies at March 31, 1997 are as follows:

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

        The Company currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority with American Nuclear Insurers (ANI) and Nuclear Electric Insurance Limited (NEIL) providing combined property and decontamination insurance coverage of $1.9 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium assessment not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $5.7 million.

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

        B.  Environmental

        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred (approximately $41.4 million) and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The deferral includes the costs estimated to be associated with the matters discussed below.

                     In September 1992 the Environmental Protection Agency
                     (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of the Company's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service, the City of Charleston and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the

                     EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and the EPA conditionally approved a Remedial Investigation Report in March 1997. The Company is continuing to investigate cost effective cleanup methodologies.

                     In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by the Company to the City. The Company expects to recover the amount of the settlement, which does not encompass site assessment and cleanup costs, in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, the Company has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

                     The Company owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The Company is actively investigating review the sites to monitor the nature and extent of the residual contamination.

         The Company is pursuing recovery of environmental liabilities from appropriate pollution insurance carriers. Site assessment and cleanup costs recovered through rates are net of insurance recoveries.

4.       Subsequent Event

         On April 24, 1997 the Company sold 1,000,000 shares of 6.52% cumulative preferred stock, $100 par value. Net proceeds from the sale will be used to reduce short term indebtedness incurred for the Company's construction program, to refinance senior securities or for general corporate purposes.

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

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. The Company has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved (as discussed under "Liquidity and Capital Resources") the accelerated recovery of the Company's electric regulatory assets and the shift, for ratemaking purposes, of depreciation reserves from transmission and distribution assets to nuclear production assets. The FERC has rejected the depreciation transfer for rates subject to its jurisdiction. In May 1996 the FERC approved the Company's application establishing open access transmission tariffs and requesting authorization to sell bulk power to wholesale customers at market-based rates. Significant investments are being made in customer and management information systems. Marketing of services to commercial and industrial customers has been increased
significantly.   The Company believes that these actions as well as
numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

    Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $239 million and $60 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $104 million and $52 million, respectively, on its balance sheet at March 31, 1997.

         Material Changes in Capital Resources and Liquidity
         Since December 31, 1996

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

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the three months ended March 31, 1997 and 1996:


                                                 Three Months Ended
                                                      March 31,
                                                   1997         1996
                                                 (Thousands of Dollars)

Net cash provided from operating activities     $ 80,890     $ 52,589
Net cash used for financing activities           (14,205)     (18,476)
Cash and temporary cash investments available
  at the beginning of the period                   5,399        6,798
Net cash available for utility property
  additions and construction expenditures       $ 72,084     $ 40,911

Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                  $ 39,534     $ 40,895

     On April 24, 1997 the Company sold 1,000,000 shares of 6.52% cumulative preferred stock, $100 par value. Net proceeds from the sale will be used to reduce short term indebtedness incurred for the Company's construction program, to refinance senior securities or for general corporate purposes.

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

     The Company anticipates that the remainder of its 1997 cash requirements will be met through internally generated funds, additional equity contributions from SCANA and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors. The ratio of earnings to fixed charges for the twelve months ended March 31, 1997 was 3.71. The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY
                        Results of Operations
                For the Three Months ended March 31, 1997
             As Compared to the Corresponding Periods in 1996

Earnings and Dividends

     Net income for the three months ended March 31, 1997 decreased approximately $5.7 million when compared to the corresponding period in 1996. A lower electric margin, resulting from milder weather in the current period, was the primary factor accounting for the drop in earnings. The negative impact of weather on the electric margin was partially offset by higher retail electric rates and economic and customer growth.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4% and 3% of income before income taxes for the three months ended March 31, 1997 and 1996, respectively.

     On February 18, 1997 the Company's Board of Directors authorized the payment of a dividend on common stock of approximately $34.4 million for the quarter ended March 31, 1997.
The dividend was paid on April 1, 1997 to SCANA Corporation, the Company's parent.

     On April 24, 1997 the Company's Board of Directors authorized the payment of a dividend on common stock of approximately $36.2 million for the quarter ended June 30, 1997. The dividend is payable on July 1, 1997 to SCANA Corporation, the Company's parent.

Sales Margins

     The change in the electric sales margin for the three months ended March 31, 1997, when compared to the corresponding period in 1996, was as follows:


                                                          Three Months
                                                        Change    % Change
                                                      (Millions)

Electric operating revenues                               $(9.6)   (3.6)
Less:  Fuel used in electric
         generation                                        (3.6)   (8.5)
       Purchased power                                     (0.1)   (0.3)
Margin                                                    $(5.9)   (3.0)


     The electric sales margin decreased for the three months ended March 31, 1997, when compared to the corresponding period in 1996 as a result of the effect of milder weather which more than offset the favorable impact of the rate increases placed into effect in January 1996 and January 1997 and economic growth factors.

     The change in the gas sales margin for the three months ended March 31, 1997, when compared to the corresponding period in 1996, was as follows:


                                                           Three  Months
                                                         Change    % Change
                                                       (Millions)

Gas operating revenues                                   $(6.7)     (7.4)
Less:  Gas purchased for resale                           (8.2)    (14.7)
Margin                                                   $ 1.5       4.2

     The gas sales margin increased slightly for the three months ended March 31, 1997, when compared to the corresponding period in 1996 primarily as a result of increased sales to interruptible customers attributable to fewer curtailments.

 Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three months ended March 31, 1997, when compared to the corresponding period in 1996 are presented in the following table:

                                                            Three Months
                                                         Change    % Change
                                                       (Millions)

Other operation and maintenance                          $ 0.2       0.4
Depreciation and amortization                              2.2       6.9
Income taxes                                              (4.2)    (13.1)
Other taxes                                                2.8      13.1
Total                                                    $ 1.0       0.6


     Other operation and maintenance expenses for the three months ended March 31, 1997 increased only slightly from 1996 levels. Increased costs at electric generating plants were largely offset by a decrease in transit operating costs resulting from the Company's transfer of the ownership of the Charleston transit system to the City of Charleston in October 1996. The increase in depreciation and amortization expenses for the three months' comparisons reflects the addition of the Cope Plant and other additions to plant in service. The decrease in income tax expense results from the decrease in operating income. The increase in other taxes results primarily from the accrual of additional property taxes, beginning in January 1997, related to the Cope Plant and other property additions. Recovery of the Cope Plant property taxes is provided for in a retail electric rate increase that became effective in January 1997.

                SOUTH CAROLINA ELECTRIC & GAS COMPANY

                              Part II

OTHER INFORMATION


Item 1.  Legal Proceedings

             For information regarding legal proceedings see Note 2 "Rate Matters," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and Note 3 "Contingencies" of Notes to Consolidated Financial
             Statements appearing in this Quarterly Report on Form 10-Q.

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



                                   SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                               (Registrant)




May 13, 1997                       By:  s/Jimmy E. Addison
                                        Jimmy E. Addison
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered
Number                                                              Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on December 15, 1993
          (Exhibit 3-A to Form 10-Q for the quarter
          ended June 30, 1994, File No. 1-3375)......................    #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File
          No. 1-3375)
       C. Articles of Amendment, dated November 9, 1994
          (Exhibit 3-C to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       D. Articles of Amendment, dated December 9, 1994
          (Exhibit 3-D to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       E. Articles of Correction, dated January 17, 1995
          (Exhibit 3-E to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       F. Articles of Amendment, dated January 13, 1995
          (Exhibit 3-F to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       G. Articles of Amendment, dated March 31, 1995
          (Exhibit 3-G to Form 10-Q for the quarter
          ended March 31, 1995, File No. 1-3375).....................   #
       H. Articles of Correction - Amendment to Statement
          filed March 31, 1995, dated December 13, 1995
          (Exhibit 3-H to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)........................   #
       I. Articles of Amendment dated December 13, 1995
          (Exhibit 3-I to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)........................   #
       J. Copy of By-Laws of the Company as revised and
          amended on June 18, 1996 (Exhibit 3-J to Form
          10-Q for the quarter ended March 31, 1996)..................  #
       K. Articles of Amendment dated February 18, 1997
          (Exhibit 3-L to Registration Statement No. 333-
          24919)......................................................  #
       L. Articles of Amendment dated February 21, 1997
          (Filed herewith)............................................  20
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

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY           Sequentially
                                EXHIBIT INDEX                        Numbered
Number                                                                 Pages
    4.  (Continued)
    June 1, 1953       Exhibit 2-F to Registration No. 2-26459
    June 1, 1955       Exhibit 2-G to Registration No. 2-26459
    November 1, 1957   Exhibit 2-H to Registration No. 2-26459
    September 1, 1958  Exhibit 2-I to Registration No. 2-26459
    September 1, 1960  Exhibit 2-J to Registration No. 2-26459
    June 1, 1961       Exhibit 2-K to Registration No. 2-26459
    December 1, 1965   Exhibit 2-L to Registration No. 2-26459
    June 1, 1966       Exhibit 2-M to Registration No. 2-26459
    June 1, 1967       Exhibit 2-N to Registration No. 2-29693
    September 1, 1968  Exhibit 4-O to Registration No. 2-31569
    June 1, 1969       Exhibit 4-C to Registration No. 33-38580
    December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
    June 1, 1970       Exhibit 4-R to Registration No. 2-37363
    March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
    January 1, 1972    Exhibit 4-C to Registration No. 33-38580
    July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
    May 1, 1975        Exhibit 4-C to Registration No. 33-38580
    July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
    February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
    December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
    March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
    May 1, 1977        Exhibit 4-C to Registration No. 33-38580
    February 1, 1978   Exhibit 4-C to Registration No. 33-38580
    June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
    April 1, 1979      Exhibit 4-C to Registration No. 33-38580
    June 1, 1979       Exhibit 4-C to Registration No. 33-38580
    April 1, 1980      Exhibit 4-C to Registration No. 33-38580
    June 1, 1980       Exhibit 4-C to Registration No. 33-38580
    December 1, 1980   Exhibit 4-C to Registration No. 33-38580
    April 1, 1981      Exhibit 4-D to Registration No. 33-49421
    June 1, 1981       Exhibit 4-D to Registration No. 2-73321
    March 1, 1982      Exhibit 4-D to Registration No. 33-49421
    April 15, 1982     Exhibit 4-D to Registration No. 33-49421
    May 1, 1982        Exhibit 4-D to Registration No. 33-49421
    December 1, 1984   Exhibit 4-D to Registration No. 33-49421
    December 1, 1985   Exhibit 4-D to Registration No. 33-49421
    June 1, 1986       Exhibit 4-D to Registration No. 33-49421
    February 1, 1987   Exhibit 4-D to Registration No. 33-49421
    September 1, 1987  Exhibit 4-D to Registration No. 33-49421
    January 1, 1989    Exhibit 4-D to Registration No. 33-49421
    January 1, 1991    Exhibit 4-D to Registration No. 33-49421
    February 1, 1991   Exhibit 4-D to Registration No. 33-49421
    July 15, 1991      Exhibit 4-D to Registration No. 33-49421
    August 15, 1991    Exhibit 4-D to Registration No. 33-49421
    April 1, 1993      Exhibit 4-E to Registration No. 33-49421
    July 1, 1993       Exhibit 4-D to Registration No. 33-57955
      D.  Indenture dated as of April 1, 1993 from South Carolina
          Electric & Gas Company to NationsBank of Georgia, National Association (Filed as Exhibit 4-F to Registration
          Statement No. 33-49421)......................................  #
      E.  First Supplemental Indenture to Indenture referred to
          in Exhibit 4-D dated as of June 1, 1993 (Filed as
          Exhibit 4-G to Registration Statement No. 33-49421)..........  #
      F.  Second Supplemental Indenture to Indenture referred to in Exhibit 4-D dated as of June 15, 1993 (Filed as
          Exhibit 4-G to Registration Statement No. 33-57955)..........  #

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


19