Form 10-Q
period 1997-06-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1997-08-12
CIK 91882

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549



                                FORM 10-Q
                               (Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1997

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

     As of June 30, 1997, there were issued and outstanding
40,296,147 shares of the registrant's common stock, $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                  INDEX


PART I.  FINANCIAL INFORMATION                                            Page

   Item 1.  Financial Statements

       Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996........................................      3

       Consolidated Statements of Income and Retained Earnings
         for the Periods Ended June 30, 1997 and 1996.................      5

       Consolidated Statements of Cash Flows for the Periods
         Ended June 30, 1997 and 1996.................................      6

       Notes to Consolidated Financial Statements.....................      7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     10

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................     15

   Item 6.  Exhibits and Reports on Form 8-K..........................     15

Signatures............................................................     16

Exhibit Index.........................................................     17


                                             PART I
                                      FINANCIAL INFORMATION
                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                            As of June 30, 1997 and December 31, 1996
                                          (Unaudited)

                                                            June 30,       December 31,
                                                              1997             1996
                                                             (Thousands of Dollars)

ASSETS
Utility Plant:
  Electric.............................................   $3,903,414         $3,870,561
  Gas..................................................      341,037            338,095
  Transit..............................................        3,767              3,923
  Common...............................................       80,651             81,858
    Total..............................................    4,328,869          4,294,437
  Less accumulated depreciation and amortization.......    1,376,088          1,331,824
    Total..............................................    2,952,781          2,962,613
  Construction work in progress........................      252,015            193,278
  Nuclear fuel, net of accumulated amortization........       38,497             41,006
      Utility Plant, Net...............................    3,243,293          3,196,897

Nonutility Property and Investments, net of
  accumulated depreciation.............................       16,261             11,529

Current Assets:
  Cash and temporary cash investments..................        4,467              5,399
  Receivables - customer and other.....................      151,901            170,476
  Receivables - affiliated companies...................          557              1,021
  Inventories (at average cost):
    Fuel...............................................       36,646             33,121
    Materials and supplies.............................       46,495             45,375
  Prepayments..........................................       17,003              8,758
  Deferred income taxes................................       20,025             20,025
      Total Current Assets.............................      277,094            284,175

Deferred Debits:
  Emission allowances..................................       30,524             30,457
  Environmental........................................       40,537             41,375
  Nuclear plant decommissioning fund...................       45,491             42,194
  Pension asset, net...................................       66,301             57,931
  Other................................................      246,871            294,244
      Total Deferred Debits............................      429,724            466,201
                 Total.................................   $3,966,372         $3,958,802


See notes to consolidated financial statements.







                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                         As of June 30, 1997 and December 31, 1996
                                         (Unaudited)

                                                            June 30,         December 31,
                                                              1997              1996
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock ($4.50 par value)......................   $  181,333        $  181,333
    Premium on common stock and other paid-in capital...      834,103           821,984
    Capital stock expense (debit).......................       (6,310)           (5,340)
    Retained earnings...................................      421,147           415,485
      Total Common Equity...............................    1,430,273         1,413,462
  Preferred Stock (not subject to purchase or sinking
    funds)..............................................      126,027            26,027
      Total Stockholders' Investment....................    1,556,300         1,439,489
Preferred Stock, net (subject to purchase or
  sinking funds)........................................       41,033            43,014
Long-term debt, net.....................................    1,278,659         1,276,758
        Total Capitalization............................    2,875,992         2,759,261

Current Liabilities:
  Short-term borrowings.................................       15,300            90,000
  Current portion of long-term debt.....................       27,729            42,755
  Current portion of preferred stock....................        2,432             2,432
  Accounts payable......................................       55,541            66,741
  Accounts payable - affiliated companies...............       17,787            31,395
  Customer deposits.....................................       15,985            14,944
  Taxes accrued.........................................       57,448            66,900
  Interest accrued......................................       21,739            21,304
  Dividends declared....................................       38,763            35,972
  Other.................................................        3,707             5,004
        Total Current Liabilities.......................      256,431           377,447

Deferred Credits:
  Deferred income taxes.................................      529,998           521,745
  Deferred investment tax credits.......................       73,450            75,073
  Reserve for nuclear plant decommissioning.............       45,491            42,194
  Other.................................................      185,010           183,082
        Total Deferred Credits..........................      833,949           822,094
                 Total .................................   $3,966,372        $3,958,802


See notes to consolidated financial statements.




                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     For the Periods Ended June 30, 1997 and 1996
                                     (Unaudited)

                                            Three Months Ended         Six Months Ended
                                                  June 30,                 June 30,
                                              1997        1996         1997        1996
                                                    (Thousands of Dollars)
 OPERATING REVENUES:
   Electric..............................  $247,471    $269,417     $500,095     $531,600
   Gas...................................    41,528      40,256      125,955      131,426
   Transit...............................       433         893          843        1,803
        Total Operating Revenues.........   289,432     310,566      626,893      664,829

 OPERATING EXPENSES:
   Fuel used in electric generation......    39,659      52,438       77,773       94,114
   Purchased power (including
     affiliated purchases)...............    27,400      26,825       52,027       51,532
   Gas purchased from affiliate
     for resale..........................    26,970      26,832       74,725       82,793
   Other operation.......................    52,114      53,611      104,153      105,814
   Maintenance...........................    19,386      17,109       34,032       31,355
   Depreciation and amortization.........    34,915      33,866       69,823       66,533
   Income taxes..........................    15,719      19,995       43,942       52,458
   Other taxes...........................    20,892      20,736       44,496       41,597
        Total Operating Expenses.........   237,055     251,412      500,971      526,196

 OPERATING INCOME........................    52,377      59,154      125,922      138,633

 OTHER INCOME:
   Allowance for equity funds used
     during construction.................     1,260         938        2,577        2,191
     Other income (loss), net of
     income taxes........................        96         313          429          589
        Total Other Income...............     1,356       1,251        3,006        2,780



 INCOME BEFORE INTEREST CHARGES..........    53,733      60,405      128,928      141,413


 INTEREST CHARGES (CREDITS):
   Interest expense......................    25,434      26,446       51,786       53,180
   Allowance for borrowed funds
     used during construction............    (1,447)     (1,238)      (2,941)      (3,048)
        Total Interest Charges, net......    23,987      25,208       48,845       50,132

 NET INCOME..............................    29,746      35,197       80,083       91,281
 Preferred Stock Cash Dividends
   (at stated rates).....................    (2,477)     (1,368)      (3,820)      (2,739)

 Earnings Available for Common Stock.....    27,269      33,829       76,263       88,542
 Retained Earnings at Beginning
   of Period.............................   430,079     388,150      415,485      366,236
 Common Stock Cash Dividends
   Declared..............................   (36,201)    (34,201)     (70,601)     (67,000)

 Retained Earnings at End of Period......  $421,147    $387,778     $421,147     $387,778

See notes to consolidated financial statements.







                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Periods Ended June 30, 1997 and 1996
                                      (Unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                           1997           1996
                                                          (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................... $  80,083       $ 91,281
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................    69,884         66,593
    Amortization of nuclear fuel.......................    10,783          7,933
    Deferred income taxes, net.........................     7,934         12,378
    Pension asset......................................    (8,370)        (6,208)
    Allowance for funds used during construction.......    (5,518)        (5,239)
    Over collections, fuel adjustment clause...........    15,836          1,436
    Early retirements..................................     8,283         (5,920)
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables...............    19,039         (4,706)
      (Increase) decrease in inventories...............    (4,645)         7,951
      Increase (decrease) in accounts payable..........   (24,808)       (32,056)
      Increase (decrease) in taxes accrued.............    (9,452)       (21,112)
      Increase (decrease) in interest accrued..........       435           (335)
    Other, net.........................................   (10,421)       (14,520)
Net Cash Provided From Operating Activities............   149,063         97,476
CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC...........................  (94,872)        (88,136)
  Nonutility property and investments..................   (4,699)            (78)
Net Cash Used For Investing Activities.................  (99,571)        (88,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Equity contributions from parent...................   12,148          16,967
    Other long-term debt...............................     -             30,672
    Issuance of preferred stock........................   99,000            -
  Repayments:
    First and Refunding Mortgage Bonds.................  (15,000)        (22,000)
    Repayment of bank loans............................     -             (1,886)
    Other long-term debt...............................      (25)           -
    Preferred stock....................................   (1,981)         (1,987)
  Dividend payments:
    Common stock.......................................  (69,000)        (64,500)
    Preferred stock....................................   (2,630)         (2,747)
  Short-term borrowings, net...........................  (74,700)         19,500
  Fuel and emission allowance financings, net..........    1,784           9,921
  Other................................................      (20)           -
Net Cash Used For Financing Activities.................  (50,424)        (16,060)

NET DECREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS.....................................     (932)         (6,798)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......    5,399           6,798
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30......... $  4,467        $   -

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $2,941 and $3,048)...... $ 49,739        $ 52,367
                - Income taxes.........................   22,310          38,509


See notes to consolidated financial statements.

6



           SOUTH CAROLINA ELECTRIC & GAS COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1997
                         (Unaudited)

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      A.  Basis of Accounting

      The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of June 30, 1997, approximately $234 million and $62 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $104 million and $48 million, respectively. The electric regulatory assets of approximately $83 million (excluding deferred income tax assets) are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $57 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

      B.  Reclassifications

      Certain amounts from prior periods have been reclassified to conform with the 1997 presentation.

2.   RETAINED EARNINGS:

      The Restated Articles of Incorporation of the Company and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At June 30, 1997 approximately $19.5 million of retained earnings were restricted as to payment of cash dividends on common stock.

3.   CONTINGENCIES:

      With respect to commitments at June 30, 1997, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Contingencies at June 30, 1997 are as follows:

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

      The Company currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with American Nuclear Insurers (ANI) and Nuclear Electric Insurance Limited (NEIL) providing combined property and decontamination insurance coverage of $1.9 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium assessment not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $5.7 million.

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

      B.  Environmental

      The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred (approximately $40.5 million) and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The deferral includes the costs estimated to be associated with the matters discussed below.

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

                 The Company owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The Company is actively investigating the sites to monitor the nature and extent of the residual contamination.

       The Company is pursuing recovery of environmental liabilities from appropriate pollution insurance carriers. Site assessment and cleanup costs recovered through rates are net of insurance recoveries.

             SOUTH CAROLINA ELECTRIC & GAS COMPANY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Competition

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, future prices of electricity, and the regulatory actions which may be taken by the PSC and the Federal Energy Regulatory Commission ("FERC") in response to the changing environment cannot be predicted. However, recent FERC actions will likely accelerate competition among electric utilities by providing for wholesale transmission access. In April 1996 the FERC issued Order 888, which addresses open access to transmission lines and stranded cost recovery. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately five percent of the Company's electric revenues is under FERC jurisdiction.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. The Company has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels, the accelerated recovery of the Company's electric regulatory assets and the shift, for retail ratemaking purposes only, of depreciation reserves from transmission and distribution assets to nuclear production assets. The Company has also established open access transmission tariffs and is selling bulk power to wholesale customers at market-based rates. Significant investments are being made in customer and management information systems. Marketing of services to commercial and industrial
customers has been increased significantly.   The Company has
obtained long term power supply contracts with a significant portion of its industrial customers. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

    Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $234 million and $62 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $104 million and $48 million, respectively, on its balance sheet at June 30, 1997.

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

     On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates of 7.34%, which produces additional revenues of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually or .87%, based on a test year, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The PSC's ruling does not apply to wholesale electric revenue under the FERC's jurisdiction, which constitute approximately five percent of the Company's electric revenues. The FERC has rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the six months ended June 30, 1997 and 1996:


                                                   Six Months Ended
                                                        June 30,
                                                   1997         1996
                                                 (Thousands of Dollars)

Net cash provided from operating activities     $149,063     $ 97,476
Net cash used for financing activities           (50,424)     (16,060)
Cash and temporary cash investments available
  at the beginning of the period                   5,399        6,798
Net cash available for utility property
  additions and construction expenditures       $104,038     $ 88,214

Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                  $(94,872)    $(88,136)

     On April 24, 1997 the Company sold 1,000,000 shares of 6.52% cumulative preferred stock, $100 par value. Net proceeds from the sale were used to reduce short term indebtedness incurred for the Company's construction program and for general corporate purposes.

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

     The Company anticipates that the remainder of its 1997 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness.
The timing and amount of such financings will depend upon market conditions and other factors. The ratio of earnings to fixed charges for the twelve months ended June 30, 1997 was 3.65. The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

               SOUTH CAROLINA ELECTRIC & GAS COMPANY
                        Results of Operations
            For the Three and Six months ended June 30, 1997
            As Compared to the Corresponding Periods in 1996

Earnings and Dividends

     Net income for the three and six months ended June 30, 1997 decreased approximately $5.5 million and $11.2 million, respectively, when compared to the corresponding periods in 1996.
A lower electric margin, resulting from milder weather in the current periods, was the primary factor for the drop in earnings. The negative impact of weather on the electric margin was partially offset by higher retail electric rates and economic and customer growth.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4% of income before income taxes for the six months ended June 30, 1997 and 1996, respectively.

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

Sales Margins

     The changes in the electric sales margins for the three and six months ended June 30, 1997, when compared to the corresponding periods in 1996, were as follows:


                                    Three Months           Six Months
                                  Change    % Change    Change    % Change
                                (Millions)            (Millions)

Electric operating revenues       $(21.9)     (8.1)      $(31.5)     (5.9)
Less:  Fuel used in electric
         generation                (12.8)    (24.4)       (16.3)    (17.4)
       Purchased power               0.6       2.2          0.5       1.0
Margin                            $ (9.7)     (5.1)      $(15.7)     (4.1)

     The electric sales margins decreased for the three and six months ended June 30, 1997, when compared to the corresponding periods in 1996 as a result of the effect of milder weather which more than offset the favorable impact of the rate increases placed into effect in January 1996 and January 1997 and economic growth factors.

     The changes in the gas sales margins for the three and six months ended June 30, 1997, when compared to the corresponding periods in 1996, were as follows:


                                      Three Months           Six Months
                                  Change    % Change      Change    % Change
                                (Millions)              (Millions)


Gas operating revenues            $1.3        3.2         $(5.5)     (4.1)
Less:  Gas purchased for resale    0.1        0.5          (8.1)     (9.7)
Margin                            $1.2        8.5         $ 2.6       5.3


     The gas sales margins increased slightly for the three and six months ended June 30, 1997, when compared to the corresponding periods in 1996 primarily as a result of increased sales to interruptible customers attributable to fewer curtailments.

 Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three and six months ended June 30, 1997, when compared to the corresponding periods in 1996, are presented in the following table:



                                   Three Months             Six Months
                                  Change    % Change      Change    % Change
                               (Millions)              (Millions)

Other operation and maintenance   $ 0.8       1.1         $ 1.0       0.7
Depreciation and amortization       1.0       3.1           3.3       5.0
Income taxes                       (4.3)    (21.4)         (8.5)    (16.2)
Other taxes                         0.2       0.8           2.9       7.0
Total                             $(2.3)     (1.6)        $(1.3)     (0.4)


     Other operation and maintenance expenses for the three and six months ended June 30, 1997 increased only slightly from 1996 levels. Increased maintenance costs at electric generating plants were largely offset by a decrease in transit operating costs resulting from the Company's transfer of the ownership of the Charleston transit system to the City of Charleston in October 1996. The increase in depreciation and amortization expenses for the three and six months' comparisons reflects the addition of the Cope Plant and other additions to plant in service. The decrease in income tax expense results from the decrease in operating income. The increase in other taxes results primarily from the accrual of additional property taxes, beginning in January 1997, related to the Cope Plant and other property additions and partially offset by a reduction in the 1997 property tax assessment. Recovery of the Cope Plant property taxes is provided for in a retail electric rate increase that became effective in January 1997.

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



                                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                                    (Registrant)




August 12, 1997                       By:  s/Jimmy E. Addison
                                           Jimmy E. Addison
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered
Number                                                              Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on December 15, 1993
          (Exhibit 3-A to Form 10-Q for the quarter
          ended June 30, 1994, File No. 1-3375)......................    #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File
          No. 1-3375)
       C. Articles of Amendment, dated November 9, 1994
          (Exhibit 3-C to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       D. Articles of Amendment, dated December 9, 1994
          (Exhibit 3-D to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       E. Articles of Correction, dated January 17, 1995
          (Exhibit 3-E to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       F. Articles of Amendment, dated January 13, 1995
          (Exhibit 3-F to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       G. Articles of Amendment, dated March 31, 1995
          (Exhibit 3-G to Form 10-Q for the quarter
          ended March 31, 1995, File No. 1-3375).....................   #
       H. Articles of Correction - Amendment to Statement
          filed March 31, 1995, dated December 13, 1995
          (Exhibit 3-H to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)........................   #
       I. Articles of Amendment dated December 13, 1995
          (Exhibit 3-I to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)........................   #
       J. Copy of By-Laws of the Company as revised and
          amended on June 18, 1996 (Exhibit 3-J to Form
          10-Q for the quarter ended March 31, 1996)..................  #
       K. Articles of Amendment dated February 18, 1997
          (Exhibit 3-L to Registration Statement No. 333-
          24919)......................................................  #
       L. Articles of Amendment dated February 21, 1997
          (Exhibit 3-L to Form 10-Q for the quarter ended
          March 31, 1997).............................................  #
       M. Articles of Amendment dated April 22, 1997
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

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY           Sequentially
                                EXHIBIT INDEX                        Numbered
Number                                                                 Pages
       C. Fifth through Fifty-second Supplemental Indentures
          to Indenture referred to in Exhibit 4A dated as
          of the dates indicated below and filed as
          exhibits to the Registration Statements and
          1934 Act reports whose file numbers are set
          forth below................................................   #
    4.  (Continued)
    December 1, 1950   Exhibit 2-D to Registration No. 2-26459
    July 1, 1951       Exhibit 2-E to Registration No. 2-26459
    June 1, 1953       Exhibit 2-F to Registration No. 2-26459
    June 1, 1955       Exhibit 2-G to Registration No. 2-26459
    November 1, 1957   Exhibit 2-H to Registration No. 2-26459
    September 1, 1958  Exhibit 2-I to Registration No. 2-26459
    September 1, 1960  Exhibit 2-J to Registration No. 2-26459
    June 1, 1961       Exhibit 2-K to Registration No. 2-26459
    December 1, 1965   Exhibit 2-L to Registration No. 2-26459
    June 1, 1966       Exhibit 2-M to Registration No. 2-26459
    June 1, 1967       Exhibit 2-N to Registration No. 2-29693
    September 1, 1968  Exhibit 4-O to Registration No. 2-31569
    June 1, 1969       Exhibit 4-C to Registration No. 33-38580
    December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
    June 1, 1970       Exhibit 4-R to Registration No. 2-37363
    March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
    January 1, 1972    Exhibit 4-C to Registration No. 33-38580
    July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
    May 1, 1975        Exhibit 4-C to Registration No. 33-38580
    July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
    February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
    December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
    March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
    May 1, 1977        Exhibit 4-C to Registration No. 33-38580
    February 1, 1978   Exhibit 4-C to Registration No. 33-38580
    June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
    April 1, 1979      Exhibit 4-C to Registration No. 33-38580
    June 1, 1979       Exhibit 4-C to Registration No. 33-38580
    April 1, 1980      Exhibit 4-C to Registration No. 33-38580
    June 1, 1980       Exhibit 4-C to Registration No. 33-38580
    December 1, 1980   Exhibit 4-C to Registration No. 33-38580
    April 1, 1981      Exhibit 4-D to Registration No. 33-49421
    June 1, 1981       Exhibit 4-D to Registration No. 2-73321
    March 1, 1982      Exhibit 4-D to Registration No. 33-49421
    April 15, 1982     Exhibit 4-D to Registration No. 33-49421
    May 1, 1982        Exhibit 4-D to Registration No. 33-49421
    December 1, 1984   Exhibit 4-D to Registration No. 33-49421
    December 1, 1985   Exhibit 4-D to Registration No. 33-49421
    June 1, 1986       Exhibit 4-D to Registration No. 33-49421
    February 1, 1987   Exhibit 4-D to Registration No. 33-49421
    September 1, 1987  Exhibit 4-D to Registration No. 33-49421
    January 1, 1989    Exhibit 4-D to Registration No. 33-49421
    January 1, 1991    Exhibit 4-D to Registration No. 33-49421
    February 1, 1991   Exhibit 4-D to Registration No. 33-49421
    July 15, 1991      Exhibit 4-D to Registration No. 33-49421
    August 15, 1991    Exhibit 4-D to Registration No. 33-49421
    April 1, 1993      Exhibit 4-E to Registration No. 33-49421
    July 1, 1993       Exhibit 4-D to Registration No. 33-57955
      D.  Indenture dated as of April 1, 1993 from South Carolina
          Electric & Gas Company to NationsBank of Georgia, National Association (Filed as Exhibit 4-F to Registration
          Statement No. 33-49421)......................................  #
      E.  First Supplemental Indenture to Indenture referred to
          in Exhibit 4-D dated as of June 1, 1993 (Filed as
          Exhibit 4-G to Registration Statement No. 33-49421)..........  #

# Incorporated herein by reference as indicated.

                SOUTH CAROLINA ELECTRIC & GAS COMPANY

Number
      F.  Second Supplemental Indenture to Indenture referred to in Exhibit 4-D dated as of June 15, 1993 (Filed as
          Exhibit 4-G to Registration Statement No. 33-57955)..........  #

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