Form 10-Q
period 1997-09-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1997-11-13
CIK 91882

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, DC 20549



                                       FORM 10-Q
     (Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   September 30, 1997

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

     As of September 30, 1997, there were issued and outstanding 40,296,147 shares of the registrant's common stock, $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                  INDEX


PART I.  FINANCIAL INFORMATION                                            Page

   Item 1.  Financial Statements

       Consolidated Balance Sheets as of September 30, 1997
         and December 31, 1996........................................      3

       Consolidated Statements of Income and Retained Earnings
         for the Periods Ended September 30, 1997 and 1996............      5

       Consolidated Statements of Cash Flows for the Periods
         Ended September 30, 1997 and 1996............................      6

       Notes to Consolidated Financial Statements.....................      7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     10

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................     15

   Item 6.  Exhibits and Reports on Form 8-K..........................     15

Signatures............................................................     16

Exhibit Index.........................................................     17


                                             PART I
                                      FINANCIAL INFORMATION
                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                            As of September 30, 1997 and December 31, 1996
                                          (Unaudited)

                                                          September 30,    December 31,
                                                              1997             1996
                                                             (Thousands of Dollars)

ASSETS
Utility Plant:
  Electric.............................................   $3,923,313         $3,870,561
  Gas..................................................      342,882            338,095
  Transit..............................................        3,819              3,923
  Common...............................................       74,650             81,858
    Total..............................................    4,344,664          4,294,437
  Less accumulated depreciation and amortization.......    1,393,827          1,331,824
    Total..............................................    2,950,837          2,962,613
  Construction work in progress........................      265,314            193,278
  Nuclear fuel, net of accumulated amortization........       53,457             41,006
      Utility Plant, Net...............................    3,269,608          3,196,897

Nonutility Property and Investments, net of
  accumulated depreciation.............................       16,235             11,529

Current Assets:
  Cash and temporary cash investments..................       37,347              5,399
  Receivables - customer and other.....................      166,027            170,476
  Receivables - affiliated companies...................        1,014              1,021
  Inventories (at average cost):
    Fuel...............................................       28,341             33,121
    Materials and supplies.............................       46,683             45,375
  Prepayments..........................................       11,469              8,758
  Deferred income taxes................................       20,025             20,025
      Total Current Assets.............................      310,906            284,175

Deferred Debits:
  Emission allowances..................................       30,555             30,457
  Environmental........................................       33,940             41,375
  Nuclear plant decommissioning fund...................       47,140             42,194
  Pension asset, net...................................       69,928             57,931
  Other................................................      242,847            294,244
      Total Deferred Debits............................      424,410            466,201
                 Total.................................   $4,021,159         $3,958,802


See notes to consolidated financial statements.







                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                         As of September 30, 1997 and December 31, 1996
                                         (Unaudited)

                                                          September 30,     December 31,
                                                              1997              1996
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock ($4.50 par value)......................   $  181,333        $  181,333
    Premium on common stock and other paid-in capital...      834,088           821,984
    Capital stock expense...............................       (6,296)           (5,340)
    Retained earnings...................................      454,620           415,485
      Total Common Equity...............................    1,463,745         1,413,462
  Preferred Stock (not subject to purchase or sinking
    funds)..............................................      126,027            26,027
      Total Stockholders' Investment....................    1,589,772         1,439,489
Preferred Stock, net (subject to purchase or
  sinking funds)........................................       40,093            43,014
Long-term debt, net.....................................    1,246,585         1,276,758
        Total Capitalization............................    2,876,450         2,759,261
Current Liabilities:
  Short-term borrowings.................................         -               90,000
  Current portion of long-term debt.....................       47,735            42,755
  Current portion of preferred stock....................        2,442             2,432
  Accounts payable......................................       66,334            66,741
  Accounts payable - affiliated companies...............       17,967            31,395
  Customer deposits.....................................       16,311            14,944
  Taxes accrued.........................................       93,850            66,900
  Interest accrued......................................       25,015            21,304
  Dividends declared....................................       39,167            35,972
  Other.................................................        6,643             5,004
        Total Current Liabilities.......................      315,464           377,447

Deferred Credits:
  Deferred income taxes.................................      525,567           521,745
  Deferred investment tax credits.......................       72,639            75,073
  Reserve for nuclear plant decommissioning.............       47,140            42,194
  Postretirement benefits...............................       46,197            37,344
  Other.................................................      137,702           145,738
        Total Deferred Credits..........................      829,245           822,094
                 Total .................................   $4,021,159        $3,958,802


See notes to consolidated financial statements.







                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     For the Periods Ended September 30, 1997 and 1996
                                     (Unaudited)

                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                              1997        1996        1997         1996
                                                    (Thousands of Dollars)
 OPERATING REVENUES:
   Electric..............................  $340,371    $329,078   $  840,465    $ 860,677
   Gas...................................    36,026      34,575      161,981      166,002
   Transit...............................       395         917        1,239        2,720
        Total Operating Revenues.........   376,792     364,570    1,003,685    1,029,399

 OPERATING EXPENSES:
   Fuel used in electric generation......    57,983      53,138      135,756      147,252
   Purchased power (including
     affiliated purchases)...............    28,587      29,410       80,614       80,941
   Gas purchased from affiliate
     for resale..........................    25,784      25,090      100,509      107,884
   Other operation.......................    58,081      56,334      162,234      162,148
   Maintenance...........................    15,215      16,053       49,249       47,408
   Depreciation and amortization.........    34,675      33,950      104,498      100,483
   Income taxes..........................    41,180      39,738       85,121       92,196
   Other taxes...........................    22,494      20,622       66,990       62,218
        Total Operating Expenses.........   283,999     274,335      784,971      800,530

 OPERATING INCOME........................    92,793      90,235      218,714      228,869

 OTHER INCOME:
   Allowance for equity funds used
     during construction.................     1,394       1,091        3,971        3,282
   Other income (loss), net of
     income taxes........................     1,627        (409)       2,056          179
        Total Other Income...............     3,021         682        6,027        3,461



 INCOME BEFORE INTEREST CHARGES..........    95,814      90,917      224,741      232,330


 INTEREST CHARGES (CREDITS):
   Interest expense......................    24,824      26,171       76,610       79,351
   Allowance for borrowed funds
     used during construction............    (1,599)     (1,376)      (4,540)      (4,424)
        Total Interest Charges, net......    23,225      24,795       72,070       74,927

 NET INCOME..............................    72,589      66,122      152,671      157,403
 Preferred Stock Cash Dividends
   (at stated rates).....................    (2,916)     (1,351)      (6,736)      (4,090)
 Earnings Available for Common Stock.....    69,673      64,771      145,935      153,313
 Retained Earnings at Beginning
   of Period.............................   421,147     387,778      415,485      366,236
 Common Stock Cash Dividends
   Declared..............................   (36,200)    (34,200)    (106,800)    (101,200)
 Retained Earnings at End of Period......  $454,620    $418,349   $  454,620   $  418,349

See notes to consolidated financial statements.






                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Periods Ended September 30, 1997 and 1996
                                      (Unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                           1997           1996
                                                          (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................... $ 152,671       $157,403
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................   104,589        100,572
    Amortization of nuclear fuel.......................    16,266         13,282
    Deferred income taxes, net.........................     3,358         10,040
    Pension asset......................................   (11,997)       (11,167)
    Allowance for funds used during construction.......    (8,511)        (7,706)
    Over collections, fuel adjustment clause...........     9,612         (2,025)
    Early retirements..................................    12,391         (4,766)
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables...............     4,457         (9,047)
      (Increase) decrease in inventories...............     3,472         11,423
      Increase (decrease) in accounts payable..........   (13,833)       (35,023)
      Increase (decrease) in taxes accrued.............    26,950         25,674
      Increase (decrease) in interest accrued..........     3,711          2,754
    Other, net.........................................     8,656          7,242
Net Cash Provided From Operating Activities............   311,792        258,656

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC...........................  (157,660)      (128,386)
  Nonutility property and investments..................    (4,693)          (137)
Net Cash Used For Investing Activities.................  (162,353)      (128,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Equity contributions from parent...................    12,148         32,796
    Other long-term debt...............................     1,200           -
    Issuance of preferred stock........................    99,000           -
  Repayments:
    First and Refunding Mortgage Bonds.................   (15,000)       (22,000)
    Bank loans.........................................      -            (1,886)
    Other long-term debt...............................   (10,096)        (1,382)
    Preferred stock....................................    (2,911)        (2,876)
  Dividend payments:
    Common stock.......................................  (105,200)       (98,700)
    Preferred stock....................................    (5,141)        (4,111)
  Short-term borrowings, net...........................   (90,000)       (16,500)
  Fuel and emission allowance financings, net..........    (1,351)        (3,724)
  Other................................................      (140)          -
Net Cash Used For Financing Activities.................  (117,491)      (118,383)

NET DECREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS.....................................    31,948         11,750
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......     5,399          6,798
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30.... $  37,347       $ 18,548

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $4,540 and $4,424)...... $  70,593       $ 74,535
                - Income taxes.........................    51,169         50,576

NONCASH INVESTING ACTIVITIES:
  City of Charleston Franchise Fee......................     -            25,000

See notes to consolidated financial statements.


            SOUTH CAROLINA ELECTRIC & GAS COMPANY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1997
                         (Unaudited)

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

             A.  Basis of Accounting

             The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of September 30, 1997, approximately $222 million and $57 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $104 million and $48 million, respectively. The electric regulatory assets of approximately $77 million (excluding deferred income tax assets) are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $51 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

             B.  Reclassifications

             Certain amounts from prior periods have been reclassified to conform with the 1997 presentation.

2.   RETAINED EARNINGS:

             The Restated Articles of Incorporation of the Company and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At September 30, 1997 approximately $20.8 million of retained earnings were restricted as to payment of cash dividends on common stock.

3.   CONTINGENCIES:

             With respect to commitments at September 30, 1997, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Contingencies at September 30, 1997 are as follows:

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

             The Company currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with American Nuclear Insurers (ANI) and Nuclear Electric Insurance Limited (NEIL) providing combined property and decontamination insurance coverage of $2.0 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium assessment not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $5.7 million.

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

             B.  Environmental

             The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated, accrued and actually expended to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. At September 30, 1997, the balance of the deferral, net of amounts recovered through rates and insurance settlements received to date, was approximately $33.9 million. The deferral includes the costs estimated to be associated with the matters discussed below.

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

              C.  Year 2000

              The Company is currently evaluating the impact of the year 2000 on its computer systems and applications and is nearing completion of an impact assessment. The Company has also begun evaluating embedded processors located in field operations areas for the purpose of identifying those that will have to be modified or replaced. The Company believes that all required modifications and replacements can be implemented in time to prevent problems with financial or operational systems related to date codes. Although an estimate of the cost of the required charges is not available at this time, management expects the evaluation of this issue to be completed by early 1998.

4.  SUBSEQUENT EVENTS

              On October 28, 1997 SCE&G Trust I (the "Trust"), a Delaware statutory business trust and a subsidiary of SCE&G, issued $50 million of 7.55% trust preferred securities. The Trust used the proceeds from the sale to purchase unsecured 7.55% junior subordinated debentures of SCE&G. SCE&G will use the funds to redeem certain series of its preferred stock. The financial statements of the Trust will be consolidated with those of the Company.

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

    Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $222 million and $57 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $104 million and $48 million, respectively, on its balance sheet at September 30, 1997.

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

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the nine months ended September 30, 1997 and 1996:


                                                   Nine Months Ended
                                                     September 30,
                                                   1997         1996
                                                 (Thousands of Dollars)

Net cash provided from operating activities     $ 311,792    $ 258,656
Net cash used for financing activities           (117,491)    (118,383)
Cash and temporary cash investments available
  at the beginning of the period                    5,399        6,798
Net cash available for utility property
  additions and construction expenditures       $ 199,700    $ 147,071

Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                  $ 157,660    $ 128,386

     On April 24, 1997 the Company sold 1,000,000 shares of 6.52% cumulative preferred stock, $100 par value. Net proceeds from the sale were used to reduce short term indebtedness incurred for the Company's construction program and for general corporate purposes.

     On October 28, 1997 SCE&G Trust I (the "Trust"), a Delaware statutory business trust and a subsidiary of the Company, issued $50 million of 7.55% trust preferred securities. The Trust used the proceeds from the sale to purchase unsecured 7.55% junior subordinated debentures of the Company. The Company will use the funds to redeem certain series of its preferred stock. The financial statements of the Trust will be consolidated with those of the Company.

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

     The Company anticipates that the remainder of its 1997 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness.
The timing and amount of such financings will depend upon market conditions and other factors. The ratio of earnings to fixed charges for the twelve months ended September 30, 1997 was 3.78. The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

     The Company is currently evaluating the impact of the year 2000 on its computer systems and applications and is nearing completion of an impact assessment. The Company has also begun evaluating embedded processors located in field operations areas for the purpose of identifying those that will have to be modified or replaced. The Company believes that all required modifications and replacements can be implemented in time to prevent problems with financial or operational systems related to date codes. Although an estimate of the cost of the required charges is not available at this time, management expects the evaluation of this issue to be completed by early 1998.

           SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   Results of Operations
    For the Three and Nine Months ended September 30, 1997
       As Compared to the Corresponding Periods in 1996

Earnings and Dividends

     Net income for the three months ended September 30, 1997 increased approximately $6.5 million when compared to the corresponding period in 1996. The increase in the electric margin, attributable primarily to customer growth and other economic factors, more than offset the impact of higher operating costs.
Net income for the nine months ending September 30, 1997 decreased by approximately $4.7 million when compared to the corresponding period in 1996. A lower electric margin, resulting from milder weather in the current period, was the primary factor for the decline in earnings. The negative impact of weather on the electric margin was partially offset by higher retail electric rates and economic and customer growth.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4% and 3% of income before income taxes for the nine months ended September 30, 1997 and 1996, respectively.

     On February 18, 1997 the Company's Board of Directors authorized the payment of a dividend on common stock of approximately $34.4 million for the quarter ended March 31, 1997.
The dividend was paid on April 1, 1997 to SCANA Corporation, the Company's parent.

     On April 24, 1997 the Company's Board of Directors authorized the payment of a dividend on common stock of approximately $36.2 million for the quarter ended June 30, 1997. The dividend was paid on July 1, 1997 to SCANA Corporation, the Company's parent.

     On August 20, 1997 the Company's Board of Directors authorized the payment of a dividend on common stock of approximately $36.2 million for the quarter ended September 30, 1997. The dividend was paid on October 1, 1997 to SCANA Corporation, the Company's parent.

      On October 21, 1997 the Company's Board of Directors authorized the payment of a dividend on common stock of approximately $36.6 million for the quarter ended December 31, 1997. The dividend is payable on January 1, 1998 to SCANA Corporation, the Company's parent.

Sales Margins

     The changes in the electric sales margins for the three and nine months ended September 30, 1997, when compared to the corresponding periods in 1996, were as follows:


                                    Three Months           Nine Months
                                  Change    % Change    Change    % Change
                                (Millions)            (Millions)

Electric operating revenues       $11.3       3.4        $(20.2)     (2.3)
Less:  Fuel used in electric
         generation                 4.8       9.1         (11.5)     (7.8)
       Purchased power             (0.8)     (2.8)         (0.3)     (0.4)
Margin                            $ 7.3       2.9        $ (8.4)     (1.3)

     The electric sales margin increased for the three months ended September 30, 1997 when compared to the corresponding period in 1996 primarily as a result of economic and customer growth.

     The electric sales margin decreased for the nine months ended September 30, 1997, when compared to the corresponding period in 1996 as a result of the effect of milder weather which more than offset the favorable impact of the rate increases placed into effect in January 1996 and January 1997 and economic growth factors.

     The changes in the gas sales margins for the three and nine months ended September 30, 1997, when compared to the corresponding periods in 1996, were as follows:


                                      Three Months           Nine Months
                                  Change    % Change      Change    % Change
                                (Millions)              (Millions)


Gas operating revenues            $1.5       4.2          $(4.0)      (2.4)
Less:  Gas purchased for resale    0.7       2.8           (7.4)      (6.8)
Margin                            $0.8       8.0          $ 3.4        5.8

     The gas sales margins increased for the three and nine months ended September 30, 1997, when compared to the corresponding periods in 1996 primarily as a result of higher margins on sales to interruptible customers.
Increased sales to interruptible customers on a year-to-date basis were attributable to fewer curtailments.

 Other Operating Expenses
     Changes in other operating expenses, including taxes, for the three and nine months ended September 30, 1997, when compared to the corresponding periods in 1996, are presented in the following table:


                                     Three Months             Nine Months
                                  Change    % Change      Change    % Change
                               (Millions)              (Millions)

Other operation and maintenance   $0.9       1.3          $ 1.9      0.9
Depreciation and amortization      0.7       2.1            4.0      4.0
Income taxes                       1.4       3.6           (7.1)    (7.7)
Other taxes                        1.9       9.1            4.8      7.7
Total                             $4.9       3.0          $ 3.6      0.8

     Other operation and maintenance expenses for the three and nine months ended September 30, 1997 increased only slightly from 1996 levels. A decrease in transit operating costs resulting from the Company's transfer of the ownership of the Charleston transit system to the City of Charleston in October 1996 largely offset increases in costs at electric generating plants and other operating costs. The increases in depreciation and amortization expenses for the three and nine months' comparisons reflect the addition of the Cope Plant and other additions to plant in service. The changes in income tax expense reflect the changes in operating income. The increases in other taxes results primarily from the accrual of additional property taxes, beginning in January 1997, related to the Cope Plant and other property additions and partially offset by a reduction in the 1997 property tax assessment. Recovery of the Cope Plant property taxes is provided for in a retail electric rate increase that became effective in January 1997.

Interest Charges

Interest expense, excluding the debt component of AFC, for the three and nine months ended September 30, 1997 decreased $1.3 million and $2.7 million, respectively, when compared to the corresponding periods in 1996 primarily as a result of reductions in outstanding debt.

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



                           SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                     (Registrant)




November 13, 1997         By:  s/Jimmy E. Addison
                               Jimmy E. Addison
                               Vice President and Controller
                              (Principal Accounting Officer)

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered
Number                                                              Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on December 15, 1993
          (Exhibit 3-A to Form 10-Q for the quarter
          ended June 30, 1994, File No. 1-3375)......................    #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File
          No. 1-3375)
       C. Articles of Amendment, dated November 9, 1994
          (Exhibit 3-C to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       D. Articles of Amendment, dated December 9, 1994
          (Exhibit 3-D to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       E. Articles of Correction, dated January 17, 1995
          (Exhibit 3-E to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       F. Articles of Amendment, dated January 13, 1995
          (Exhibit 3-F to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       G. Articles of Amendment, dated March 31, 1995
          (Exhibit 3-G to Form 10-Q for the quarter
          ended March 31, 1995, File No. 1-3375).....................   #
       H. Articles of Correction - Amendment to Statement
          filed March 31, 1995, dated December 13, 1995
          (Exhibit 3-H to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)........................   #
       I. Articles of Amendment dated December 13, 1995
          (Exhibit 3-I to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)........................   #
       J. Copy of By-Laws of the Company as revised and
          amended on June 18, 1996 (Exhibit 3-J to Form
          10-Q for the quarter ended March 31, 1996)..................  #
       K. Articles of Amendment dated February 18, 1997
          (Exhibit 3-L to Registration Statement No. 333-
          24919)......................................................  #
       L. Articles of Amendment dated February 21, 1997
          (Exhibit 3-L to Form 10-Q for the quarter ended
          March 31, 1997).............................................  #
       M. Articles of Amendment dated April 22, 1997
          (Exhibit 3-M to Form 10-Q for the quarter ended
          June 30, 1997)..............................................  #
    4. Instruments Defining the Rights of Security
       Holders, Including Indentures
       A. Indenture dated as of January 1, 1945, from the
          South Carolina Power Company (the "Power Company")
          to Central Hanover Bank and Trust Company, as
          Trustee, as supplemented by three Supplemental
          Indentures dated respectively as of May 1, 1946,
          May 1, 1947 and July 1, 1949 (Exhibit 2-B to
          Registration No. 2-26459)..................................   #
       B. Fourth Supplemental Indenture dated as of April 1,
          1950, to Indenture referred to in Exhibit 4A,
          pursuant to which the Company assumed said
          Indenture (Exhibit 2-C to Registration No. 2-26459)........   #



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

                SOUTH CAROLINA ELECTRIC & GAS COMPANY

Number
      F.  Second Supplemental Indenture to Indenture referred to in Exhibit 4-D dated as of June 15, 1993 (Filed as
          Exhibit 4-G to Registration Statement No. 33-57955)..........   #
      G.  Trust Agreement for SCE&G Trust I  (Filed as
          Exhibit 4-C to Registration Statement No.
          333-37787 and 333-37787-01)..................................   #
      H.  Certificate of Trust for SCE&G Trust I (Filed as
          Exhibit 4-B to Registration Statement No.
          333-37787 and 333-37787-01)..................................   #
      I.  Form of Junior Subordinated Indenture for SCE&G Trust I
          (Filed as Exhibit 4-A to Registration Statement
          No. 333-37787 and 333-37787-01)..............................   #
      J.  Form of Guarantee Agreement for SCE&G Trust I
          (Filed as Exhibit 4-F to Registration Statement
          No. 333-37787 and 333-37787-01)..............................   #
      K.  Form of Amended & Restated Trust Agreement for SCE&G
          Trust I (Filed as Exhibit 4-D to Registration Statement
          No. 333-37787 and 333-37787-01)..............................   #

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

   22.  Published Report Regarding Matters Submitted to
        Vote of Security Holders
        Not Applicable

   23.  Consents of Experts and Counsel
        Not Applicable

   24.  Power of Attorney
        Not Applicable

   27.  Financial Data Schedule (Filed herewith)

   99.  Additional Exhibits
        Not Applicable



# Incorporated herein by reference as indicated.

19