Form 10-K
period 1997-12-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1998-03-18
CIK 91882

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549



                               FORM 10-K

(Mark One)

 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the fiscal year ended   December 31, 1997

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

7.55% Trust Preferred Securities, Series A
      liquidation value $25 per Trust
      Preferred Security                              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:


                                   Title of Class

                                       None


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x   .  No      .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

               Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 27, 1997 was zero.

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

     As of February 27, 1998 there were issued and outstanding
40,296,147 shares of the registrant's common stock, $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

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


NONE

                              TABLE OF CONTENTS

                                                                      Page

DEFINITIONS .......................................................     4

PART I

     Item 1.  Business ............................................     5

     Item 2.  Properties ..........................................    20

     Item 3.  Legal Proceedings ...................................    22

     Item 4.  Submission of Matters to a Vote of
               Security Holders ...................................    22

PART II

     Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters.....................    22

     Item 6.  Selected Financial Data .............................    23

     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ......    24

     Item 7A. Quantitative and Qualitative Disclosures About
               Market Risk.........................................    33

     Item 8.  Financial Statements and Supplementary Data .........    33

     Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ................    60

PART III

     Item 10. Directors and Executive Officers of the
               Registrant .........................................    60

     Item 11. Executive Compensation ..............................    64

     Item 12. Security Ownership of Certain Beneficial
               Owners and Management ..............................    71

     Item 13. Certain Relationships and Related Transactions ......    71

PART IV

     Item 14. Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K ............................    71

SIGNATURES ........................................................    72

                                 DEFINITIONS

The following abbreviations used in the text have the meaning set forth below unless the context requires otherwise:

       ABBREVIATION                           TERM

AFC......................... Allowance for Funds Used During Construction
BTU......................... British Thermal Unit
Circuit Court............... South Carolina Circuit Court
Clean Air Act............... Clean Air Act Amendments of 1990
Company..................... South Carolina Electric & Gas Company
Consumer Advocate........... Consumer Advocate of South Carolina
Dekatherm................... One Million BTUs
DHEC........................ South Carolina Department of Health and
                             Environmental Control
DOE......................... United States Department of Energy
EPA......................... United States Environmental Protection Agency
FERC........................ United States Federal Energy Regulatory
                              Commission
Fuel Company................ South Carolina Fuel Company, Inc., an
                              affiliate
GENCO....................... South Carolina Generating Company, Inc., an
                              affiliate
KVA......................... Kilovolt-ampere
KW.......................... Kilowatt
KWH......................... Kilowatt-hour
LLC......................... Limited Liability Company
LNG......................... Liquefied Natural Gas
MCF......................... Thousand Cubic Feet
MW.......................... Megawatt
NEPA........................ National Energy Policy Act of 1992
NRC......................... United States Nuclear Regulatory Commission
Pipeline Corporation........ South Carolina Pipeline Corporation, an
                              affiliate
PRP......................... Potentially Responsible Party
PSA......................... The South Carolina Public Service Authority
PSC......................... The Public Service Commission of South
                              Carolina
PUHCA....................... Public Utility Holding Company Act of 1935,
                               as amended
SCANA....................... SCANA Corporation and its subsidiaries
Southern Natural............ Southern Natural Gas Company
Summer Station.............. V. C. Summer Nuclear Station
Supreme Court............... South Carolina Supreme Court
Transco..................... Transcontinental Gas Pipeline Corporation
USEC........................ United States Enrichment Corporation
Westinghouse................ Westinghouse Electric Corporation
Williams Station............ A. M. Williams Coal-Fired, Electric
                              Generating Station Owned by GENCO

                             PART I

ITEM 1.  BUSINESS

                           THE COMPANY

ORGANIZATION

     The Company, a wholly owned subsidiary of SCANA, is a South Carolina corporation organized in 1924 and has its principal executive office at 1426 Main Street, Columbia, South Carolina 29201, telephone number (803) 748-3000. The Company had 3,774 full-time, permanent employees as of December 31, 1997 as compared to 3,637 full-time, permanent employees as of December 31, 1996.

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

     The Company's electric service area extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 30 of the 46 counties in South Carolina and covers more than 21,000 square miles. The total population of the counties representing the Company's combined service area is approximately 2.4 million.

     The predominant industries in the territories served by the Company include: synthetic fibers; chemicals and allied products; fiberglass and fiberglass products; paper and wood products; metal fabrication; stone, clay and sand mining and processing; and various textile-related products.

     Information with respect to industry segments for the years ended December 31, 1997, 1996 and 1995 is contained in Note 11 of
Notes to Consolidated Financial Statements and all such information is incorporated herein by reference.

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, future prices of electricity, and the regulatory actions which may be taken by the PSC and the FERC in response to the changing environment cannot be predicted. However, the FERC, in issuing Order 888 in April 1996, has accelerated competition among electric utilities by providing for open access to wholesale transmission service. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately two percent of the Company's electric revenue is under FERC jurisdiction for the purpose of setting rates for
wholesale service.   Legislation is pending in South Carolina that
would deregulate the state's retail electric market and enable customers to choose their supplier of electricity. The Company is not able to predict whether the legislation will be enacted and, if it is, the conditions it will impose on utilities that currently operate in the state and future market participants.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. SCE&G has undertaken a variety of initiatives, including reductions in operation and maintenance costs, the accelerated recovery of SCE&G's electric regulatory assets and the shift, for retail ratemaking purposes only, of depreciation reserves from transmission and distribution assets to nuclear production assets. SCE&G has also established open access transmission tariffs and is selling bulk power to wholesale customers at market-based rates. Significant new customer and management information systems will be implemented in 1998. Marketing of services to commercial and industrial customers has been increased significantly. SCE&G has obtained long-term power supply contracts with a significant portion of its industrial customers. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $236 million and $62 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $118 million and $52 million, respectively, on its balance sheet at December 31, 1997.

     The Company's generation assets are exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, the Company could be required to write down its investment in these assets. The Company cannot predict whether any write-downs will be necessary and, if they are, the extent to which they would adversely affect the Company's results of operations in the period in which they are recorded. As of December 31, 1997, the Company's net investment in fossil/hydroelectric generation and nuclear generation assets was approximately $977.1 million and $659.1 million, respectively.

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

     On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates of 7.34%, which were designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase has been implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, based on a test year, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and subsequently to the South Carolina Supreme Court which is expected to hear the case and issue a ruling prior to the end of 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any significant
adverse changes in the rate order is likely.   The PSC's order does
not apply to wholesale electric revenues under the FERC's jurisdiction, which constitute approximately two percent of the Company's electric revenues. The FERC rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     During 1998 the Company is expected to meet its capital requirements principally through internally generated funds (approximately 92%, after payment of dividends), and the issuance and sale of debt securities and additional equity contributions from SCANA. Short-term liquidity is expected to be provided primarily by issuance of commercial paper. The timing and amount of such sales and the type of securities to be sold will depend upon market conditions and other factors.

     The Company's revised estimates of its cash requirements for construction and nuclear fuel expenditures, which are subject to continuing review and adjustment, for 1998 and the two-year period 1999-2000 are as follows:

Type of Facilities                              1999-2000        1998
                                                (Millions of Dollars)
Electric Plant:
  Generation. . . . . . . . . . . . . . . .       $ 93           $ 56
  Transmission. . . . . . . . . . . . . . .         31             16
  Distribution. . . . . . . . . . . . . . .        126             46
  Other . . . . . . . . . . . . . . . . . .         22             13
Nuclear Fuel. . . . . . . . . . . . . . . .         33             23
Gas . . . . . . . . . . . . . . . . . . . .         35             13
Common. . . . . . . . . . . . . . . . . . .         27             29
Other . . . . . . . . . . . . . . . . . . .          -              1
          Total . . . . . . . . . . . . . .       $367           $197
     The above estimates exclude AFC.

     During 1997 the Company expended approximately $23.1 million as part of a program to extend the operating lives of certain non-nuclear generating facilities. Additional improvements to be made under the program during 1998, included in the table above, are estimated to cost approximately $57.4 million.

     In addition to the Company's capital requirements for 1998 described above, approximately $47.7 million will be required for refunding and retiring outstanding securities and obligations. For the years 1999-2002, the Company has an aggregate of $301.8 million of long-term debt maturing (including approximately $69.2 million for sinking fund requirements, of which $68.7 million may be satisfied by deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits) and $2.2 million of purchase or sinking fund requirements for preferred stock.

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

Financing Program

     On April 24, 1997 the Company sold $100 million of 6.52% cumulative preferred stock, par value $100 per share. Proceeds from the sale were used to reduce short-term indebtedness incurred for the Company's construction program, to refinance senior securities and for general corporate purposes.

     On October 28, 1997 SCE&G Trust I (the "Trust"), a Delaware statutory business trust and a subsidiary of the Company, issued $50 million of 7.55% Trust Preferred Securities, Series A. The Trust used the proceeds from the sale to purchase unsecured 7.55% junior subordinated debentures of the Company. The Company will use the funds to redeem certain series of its preferred stock. The financial statements of the Trust will be consolidated with those of the Company.

     The Company's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1997 the Bond Ratio was 4.32. The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property additions totaled approximately $579 million at December 31, 1997),
(ii) retirements of Class A Bonds (which retirement credits totaled $67.5 million at December 31, 1997), and (iii) cash on deposit with the Trustee.

    The Company has a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $185 million were available for such purpose at December 31, 1997), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1997 the New Bond Ratio was 5.87.

     Without the consent of at least a majority of the total voting power of the Company's preferred stock, the Company may not issue or assume any unsecured indebtedness if, after such issue or assumption, the total principal amount of all such unsecured indebtedness would exceed 10% of the aggregate principal amount of all of the Company's secured indebtedness and capital and surplus; however, no such consent shall be required to enter into agreements for payment of principal, interest and premium for securities issued for pollution control purposes.

     Pursuant to Section 204 of the Federal Power Act, the Company must obtain the FERC authority to issue short-term debt. The FERC has authorized the Company to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less, but not later than December 31, 1999. Commercial paper outstanding at December 31, 1997 was $13.3 million.

     The Company had $315 million authorized and unused lines of credit at December 31, 1997 including a credit agreement for a maximum of $250 million to support the issuance of commercial paper. Commercial paper outstanding at December 31, 1997 and December 31, 1996 was $13.3 million and $66.1 million, respectively. See "Fuel Financing Agreements" for a discussion of Fuel Company credit agreements.

     The Company's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1997 the Preferred Stock Ratio was 2.69.

     The ratios of earnings to fixed charges (SEC Method) were 3.85, 3.80, 3.41, 3.46 and 3.57 for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

     During 1997 the Company received $12.1 million in equity contributions from SCANA. These contributions represented proceeds from the sale of common stock through SCANA's Investor Plus Plan and Stock Purchase Savings Program which in 1996 raised $4.4 million and $24.5 million, respectively, in equity capital. Effective February 1, 1997 SCANA converted the Investor Plus Plan from an original issue plan to a market purchase plan. The SPSP converted from an original issue plan to a market purchase plan on July 1, 1997.

     The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future.

Fuel Financing Agreements

     The Company has assigned to Fuel Company all of its rights and interests in its various contracts relating to the acquisition and ownership of nuclear and fossil fuels. To finance nuclear and fossil fuels and sulfur dioxide emission allowances, Fuel Company issues, from time to time, commercial paper which is supported, up to $125 million, by an irrevocable revolving credit agreement which expires December 19, 2000. Accordingly, the amounts outstanding have been included in long-term debt. This commercial paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by the Company. The full amount of the credit agreement was available at December 31, 1997.

     At December 31, 1997 commercial paper outstanding was approximately $80.3 million at a weighted average interest rate of 5.87%. (See Notes 1M and 4 of Notes to Consolidated Financial
Statements.)

ELECTRIC OPERATIONS

Electric Sales

     In 1997 residential sales of electricity accounted for 41% of electric sales revenues; commercial sales 31%; industrial sales
20%; sales for resale 2%; and all other 6%. KWH sales by classification for the years ended December 31, 1997 and 1996 are presented below:


                                             Sales
                                              KWH                         %
Classification                       1997               1996           Change
                                           (thousands)

Residential                        5,647,185          5,939,703        (4.92)
Commercial                         5,321,738          5,222,517         1.90
Industrial                         5,434,231          5,320,515         2.14
Sale for resale                      485,206          1,023,211       (52.58)
Other                                505,808            505,793          -
  Total Territorial               17,394,168         18,011,739        (3.43)
Negotiated Market Share Tariff     1,459,097            895,016        63.02
  Total                           18,853,265         18,906,755        (0.28)

     Sales for resale includes electricity furnished for resale to three municipalities and two electric cooperatives. One electric cooperative has notified the Company of its intent to terminate in the year 2000 its wholesale power contract with the Company and bid out its electric requirements. Sales under the Negotiated Market Sales Tariff during 1997 includes sales to 28 investor-owned utilities, three electric cooperatives, two municipalities and three federal/state electric agencies. During 1996, sales under the Negotiated Market Sales Tariff includes sales to thirteen investor-owned utilities, one electric cooperative and two state electric agencies.

     The electric sales volume for residential sales decreased for 1997 as a result of milder weather. The decrease in sales for resale and the increase of sales under the Negotiated Market Sales Tariff was a result of a municipality terminating its wholesale power contract and transferring to a Negotiated Market Rate. During 1997 the Company recorded a net increase of 10,583 electric customers, increasing its total customers to 503,929. The all-time peak demand of 3,734 MW was set on August 13, 1997.

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

Fuel Costs

     The following table sets forth the average cost of nuclear fuel and coal and the weighted average cost of all fuels (including oil and natural gas) used by the Company and GENCO for the years
1995-1997.

                                 1997            1996            1995
Nuclear:
  Per million BTU               $  .47          $  .47          $  .48
Coal:
 Company:
  Per ton                       $38.22          $39.27          $40.01
  Per million BTU                 1.54            1.55            1.57
 GENCO:
  Per ton                       $44.49          $41.66          $42.21
  Per million BTU                 1.61            1.62            1.63
Weighted Average Cost
  of All Fuels:
  Per million BTU               $ 1.52          $ 1.52          $ 1.26

     The fuel costs for 1995 shown above exclude the effects of a PSC-approved offsetting of fuel costs through the application of credits carried on the Company's books as a result of a 1980 settlement of certain litigation.
Fuel Supply

     The following table shows the sources and approximate percentages of total for the Company's KWH generation (including
Williams Station) by each category of fuel for the years 1995-1997 and the estimates for 1998 and 1999.

                                 Percent of Total KWH Generated
                           Estimated                     Actual
                         1999     1998         1997      1996     1995

Coal                      73%      69%          63%       71%      65%
Nuclear                   22       26           31        24       27
Hydro                      5        5            6         5        5
Natural Gas & Oil         -        -            -         -         3
                         100%     100%         100%      100%     100%

     Coal is used at all five of the Company's major fossil fuel-fired plants and GENCO's Williams Station. Unit train deliveries are used at all of these plants and truck deliveries are used at three of these plants. On December 31, 1997 the Company had approximately a 41-day supply of coal in inventory and GENCO had approximately a 30-day supply.

     The supply of coal is obtained through contracts and purchases on the spot market. Spot market purchases are expected to continue for coal requirements in excess of those provided by the Company's existing contracts. Contracts for the purchase of coal represent 96.1% of estimated requirements for 1998 (approximately 5.8 million tons, including requirements of Williams Station).

     The supply of contract coal is purchased from nine suppliers located in eastern Kentucky, Tennessee and southwest Virginia. Contract commitments, which expire at various times from 1998-2006, approximate 5.5 million tons annually. Sulfur restrictions on the contract coal range from .75% to 2%.

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

     The Company has adequate supplies of uranium or enriched uranium product under contract to manufacture nuclear fuel for Summer Station through 2005. The following table summarizes all contract commitments for the stages of nuclear fuel assemblies:
                                            Remaining    Expiration
    Commitment            Contractor        Regions(1)      Date

Enrichment               USEC (2)            13-18          2005
Fabrication              Westinghouse        13-21          2009

(1) A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region no. 13 was loaded in 1997 and Region no. 14 will be loaded in 1999.

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

Decommissioning

     Decommissioning of Summer Station is presently scheduled to commence when the operating license expires in the year 2022.
Based on a 1991 study, the expenditures (on a before-tax basis) related to the Company's share of decommissioning activities are estimated, in 2022 dollars assuming a 4.5% annual rate of inflation, to be $545.3 million including partial reclamation costs. The Company is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. The Company's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in 1997 and 1996) are used to pay premiums on insurance policies on the lives of certain Company personnel. The Company is the beneficiary of these policies. Through these insurance contracts, the

Company is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis at a rate higher than can be achieved using more traditional funding approaches. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by the Company to an external trust fund in compliance with the financial assurance requirements of the NRC. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from the Company described above. The Company records its liability for decommissioning costs in deferred credits.

GAS OPERATIONS

Gas Sales

     In 1997 residential sales accounted for 43% of gas sales revenues; commercial sales 31%; industrial sales 26%. Dekatherm sales by classification for the years ended December 31, 1997 and 1996 are presented below:


                                        Sales
                                      Dekatherms                    %
Classification                    1997             1996           Change

Residential                    11,919,843       14,108,058        (15.5)
Commercial                     10,904,445       11,027,830         (1.1)
Industrial                     15,729,424       13,909,258         13.1
Transportation gas              2,677,448        3,108,058        (13.9)
    Total                      41,231,160       42,153,204         (2.2)

     The gas sales volume decreased for 1997 as a result of milder weather which was offset by increases in contract prices for industrial interruptible customers.

     During 1997 the Company recorded a net increase of 4,139 gas customers, increasing its total customers to 252,635.

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

Gas Cost and Supply

     Pipeline Corporation purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a gas inventory charge. The gas is brought to South Carolina through transportation agreements with both Southern Natural and Transco, which expire at various times from 1998 to 2017. The volume of gas which Pipeline Corporation is entitled to transport under these contracts on a firm basis is shown below:

                                                 Maximum Daily
          Supplier                       Contract Demand Capacity (MCF)

          Southern Natural Firm Transportation       188,000
          Transco Firm Transportation                105,000
            Total                                    293,000

     Under a contract with Pipeline Corporation, the Company's maximum daily contract demand is 224,270 dekatherms. The contract allows the Company to receive amounts in excess of this demand based on availability.

     The average cost per MCF of natural gas purchased from Pipeline Corporation was approximately $3.96 in 1997 compared to $4.30 in 1996.

     To meet the requirements of the Company and its other high priority natural gas customers during periods of maximum demand, Pipeline Corporation supplements its supplies of natural gas from two LNG plants. The LNG plants are capable of storing the lique-fied equivalent of 1,900,000 MCF of natural gas, of which
approximately 1,286,570   MCF were in storage at December 31, 1997.
On peak days the LNG plants can regasify up to 150,000 MCF per day. Additionally, Pipeline Corporation had contracted for 6,447,214 MCF of natural gas storage space of which 4,197,154 MCF were in storage on December 31, 1997.

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

     Summer Station has received a category one rating from the Institute of Nuclear Power Operations (INPO) in the last five out of six evaluations. The category one rating is the highest given by INPO for a nuclear plant's overall operations.

     In 1997 Summer Station successfully completed its refueling outage ahead of schedule and under budget.

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

RATE MATTERS

     The following table presents a summary of significant rate activity for the years 1993-1997 based on test years:

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

     On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase has been implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and subsequently to the South Carolina Supreme Court which is expected to hear the case and issue a ruling prior to the end of 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any
significant adverse changes in the rate order is likely.   The
PSC's order does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitute approximately two percent of the Company's electric revenues. The FERC rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

    In 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In October 1997, as a result of the annual review, the PSC approved the Company's request to increase the billing surcharge from $.006 per therm to $.011 per therm which should enable the Company to recover the remaining balance of $29.6 million by December 2002.

     In September 1992 the PSC issued an order granting the Company a $.25 increase in transit fares from $.50 to $.75 in both Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low-income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. The Company appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied
in an Order dated May 9, 1996.   In this Order, the Circuit Court
upheld its previous Orders and remanded them back to the PSC. During August 1996, the PSC heard oral arguments on the Orders on remand for the Circuit Court. On September 30, 1996, the PSC issued an order affirming its previous orders and denied the Company's request for reconsideration. The Company has appealed these two PSC orders to the Circuit Court where they are awaiting action.

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

     In the April 1997 annual review of the fuel cost component of electric rates, the PSC decreased the rate from 13.10 mills per KWH to 12.85 mills per KWH, a monthly decrease of $0.25 for an average customer using 1,000 KWH a month.

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

     In the October 1997 review the PSC decreased the base cost of gas from 51.260 cents per therm to 48.182 cents per therm which resulted in a monthly decrease of $3.08 (including applicable taxes) based on an average of 100 therms per month on a residential bill during the heating season.

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

Capital Expenditures

     In the years 1995 through 1997, capital expenditures for environmental control amounted to approximately $48.5 million. In addition, approximately $17.1 million, $12.2 million and $10.4 million of environmental control expenditures were made during 1997, 1996 and 1995, respectively, which was included in "Other operation" and "Maintenance" expenses. It is not possible to estimate all future costs for environmental purposes but forecasts for capitalized expenditures are $48.0 million for 1997 and $91.2 million for the four-year period 1999 through 2002. These expenditures are included in the Company's construction program.

Air Quality Control

     The Clean Air Act requires electric utilities to reduce emissions of sulfur dioxide and nitrogen oxide by the year 2000. These requirements are being phased in over two periods. The first phase had a compliance date of January 1, 1995 and the second, January 1, 2000. The Company's facilities did not require modifications to meet the requirements of Phase I. The Company will most likely meet the Phase II requirements through the burning of natural gas and/or lower sulfur coal in its generating units and the purchase and use of sulfur dioxide emission allowances. Low nitrogen oxide burners are being installed to reduce nitrogen oxide emissions to the levels required by Phase II. Air toxicity regulations for the electric generating industry are likely to be promulgated around the year 2000.

     The Company filed with DHEC compliance plans related to Phase II sulfur dioxide requirements in 1995, and Phase II nitrogen oxide requirements in December, 1997. The Company currently estimates that air emissions control equipment will require capital expenditures of $90.3 million over the 1998-2002 period to retrofit existing facilities, with increased operation and maintenance cost of approximately $1 million per year. To meet compliance requirements through the year 2007, the Company anticipates total capital expenditures of approximately $185 million.

Water Quality Control

     The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of the Company's and GENCO's generating units. Concurrent with renewal of these permits the permitting agency has implemented a more rigorous program in monitoring and controlling thermal discharges and strategies for toxicity reduction in wastewater streams. The Company has been developing compliance plans to meet these initiatives. Amendments to the Clean Water Act proposed in Congress include several provisions which, if passed, could prove costly to the Company. These include, but are not limited to, limitations to mixing zones and the implementation of technology-based standards.

Comprehensive Environmental Recovery, Compensation and Liability
Act (Superfund) and Environmental Assessment Program

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated, accrued and actually expended to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $32.4 million and $41.4 million at December 31, 1997 and 1996, respectively. The deferral includes the costs estimated to be associated with the matters discussed below.

    In September 1992, the EPA notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added before cleanup is initiated. The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and the EPA conditionally approved a Remedial Investigation Report in March 1997. Although the Company is continuing to investigate cost-effective clean-up methodologies, further work is pending EPA approval of the final draft of the Remedial Investigation Report.

    In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by the Company to the City. The Company is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, the Company has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. Construction is expected to begin in 1998. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

    The Company owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals.
    The Company is investigating the sites to monitor the nature and extent of the residual contamination.

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


                                                             Net Generating
                 Present                             Year      Capability
Facility     Fuel Capability      Location        In-Service     (KW)(1)

Steam
Urquhart         Coal/Gas        Beech Island, SC    1953        250,000
McMeekin         Coal/Gas        Irmo, SC            1958        252,000
Canadys          Coal/Gas        Canadys, SC         1962        430,000
Wateree          Coal            Eastover, SC        1970        700,000
Summer (2)       Nuclear         Parr, SC            1984        635,000
D-Area (3)       Coal            DOE Savannah
                                  River Site, SC     1995         35,000
Cope   (4)       Coal            Cope, SC            1996        408,000

Gas Turbines
Burton           Gas/Oil         Burton, SC          1961         28,500
Faber Place      Gas             Charleston, SC      1961          9,500
Hardeeville      Oil             Hardeeville, SC     1968         14,000
Urquhart         Gas/Oil         Beech Island, SC    1969         38,000
Coit             Gas/Oil         Columbia, SC        1969         30,000
Parr             Gas/Oil         Parr, SC            1970         60,000
Williams (5)     Gas/Oil         Goose Creek, SC     1972         49,000
Hagood           Gas/Oil         Charleston, SC      1991         95,000

Hydro
Neal Shoals                      Carlisle, SC        1905          5,000
Parr Shoals                      Parr, SC            1914         14,000
Stevens Creek                    Martinez, GA        1914          9,000
Columbia                         Columbia, SC        1927         10,000
Saluda                           Irmo, SC            1930        206,000


Pumped Storage
Fairfield                        Parr, SC            1978        512,000
                 Total (6)                                     3,790,000


(1)               Summer rating.
(2)               Represents the Company's two-thirds portion of the Summer
                  Station.
(3) This plant is operated under lease from the DOE and is dispatched to DOE's Savannah River Site steam needs. "Net Generating Capability" for this plant is expected average hourly output. The lease expires on October 1, 2005.
(4)               Plant began commercial operation in January 1996.
(5) The two gas turbines at Williams were purchased upon expiration of the lease on June 29, 1997.
(6)               Excludes Williams Station.

     The Company owns 428 substations having an aggregate transformer capacity of 21,356,393 KVA. The transmission system consists of 3,122 miles of lines and the distribution system consists of 16,129 pole miles of overhead lines and 3,500 trench miles of underground lines.


GAS

Natural Gas

     The Company's gas system consists of approximately 11,728 miles of distribution mains and related service facilities.

Propane

     The Company has propane air peak shaving facilities which can supplement the supply of natural gas by gasifying propane to yield the equivalent of 102,000 MCF per day of natural gas. These facilities can store the equivalent of 430,405 MCF of natural gas.


TRANSIT

     The Company owns 61 motor coaches used in the operation of the Columbia transit system. The Columbia system is comprised of fifteen routes covering 177 miles.

    Effective October 1, 1996, the Company transferred ownership and operation of the Charleston transit system to the City of Charleston. As part of the transfer, the Company conveyed ownership to the City of Charleston facilities, equipment and four motor coaches used in the operation of the transit system. The City and the Company entered into an interim operating agreement, with provisions for renewing, whereby the Company will operate the system for the City until a Regional Transit Authority is established. The Company and the City have agreed upon a rate structure designed to allow the Company to recover its costs of operating the Charleston transit system. The Charleston system is composed of fourteen routes covering 110 miles.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding legal proceedings, see ITEM 1., "BUSINESS - RATE MATTERS" and "BUSINESS - ENVIRONMENTAL MATTERS - Comprehensive Environmental Recovery, Compensation and Liabilities Act (Superfund) and Environmental Assessment Program" and Note 10 of Notes to Consolidated Financial Statements appearing in Item 8., "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     All of the Company's common stock is owned by SCANA and therefore there is no market for such stock. During 1997 and 1996 the Company paid $141.4 million and $132.9 million, respectively, in cash dividends to SCANA.

SECURITIES RATINGS (As of December 31, 1997)

                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         First       First and                  Trust
Rating    Mortgage     Refunding      Preferred  Preferred   Commercial
Agency     Bonds     Mortgage Bonds     Stock    Securities    Paper

Duff &
Phelps       A+            A+              A         -           D-1

Moody's      A1            A1              a2        a2          P-1

Standard
& Poor's     A             A               A-        A-          A-1

Further reference is made to Note 5 of Notes to Consolidated
Financial Statements.

     The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At December 31, 1997 approximately $21.5 million of retained earnings were restricted as to payment of cash dividends on common stock.


ITEM 6.  SELECTED FINANCIAL DATA

For the Years Ended December 31,                1997          1996         1995           1994         1993
Statement of Income Data                                   (Millions of dollars, except statistics)
  Operating Revenues                          $1,338        $1,345       $1,211         $1,181       $1,118
  Operating Income                               282           286          256            230          219
  Other Income                                     9             4            9              7            7
  Net Income                                     195           190          169            152          146
  Earnings Available for Common Stock            186           185          163            146          140

Balance Sheet Data
  Utility Plant, Net                          $4,457        $3,197       $3,158         $2,998       $2,687
  Total Assets                                 4,054         3,959        3,802          3,587        3,190

  Capitalization:
    Common equity                              1,447         1,413        1,315          1,133        1,051
    Preferred Stock (Not subject
      to purchase or sinking funds)              106            26           26             26           26
    Preferred Stock, Net (Subject to
      purchase or sinking funds)                  12            43           46             50           53
    Company - Obligated mandatorily
      redeemable preferred securities of
      the Company's Subsidiary Trust, SCE&G
      Trust I, holding solely $50 million,
      principal amount of 7.55% of Junior
      Subordinated Debentures of the Company,
      due 2027                                    50            -            -              -            -
    Long-term debt, net                        1,262         1,277        1,279          1,231        1,097
  Total Capitalization                        $2,877        $2,759       $2,666         $2,440       $2,227
Other Statistics
  Electric:
    Customers (Year-End)                     503,929       493,346      484,381        476,438      468,901
    Total sales (Million KWH)                 17,395        18,012       17,585         16,840       16,889
    Residential:
      Average annual use per customer (KWH)   13,214        14,149       13,859         13,048       14,077
      Average annual rate per KWH             $.0799        $.0785       $.0747         $.0743       $.0707
    Generating capability - Net MW (Year-End)  4,350         4,316        4,282          3,876        3,864
    Territorial peak demand - Net MW           3,734         3,698        3,683          3,444        3,557
  Gas:
    Customers (Year-End)                     252,635       248,496      243,342        238,433      221,278
    Sales, excluding transportation
      (Thousand Therms)                      385,537       390,451      362,384        322,837      267,335
    Residential:
      Average annual use per customer (Therms)   531           639          570            538          606
      Average annual rate per therm             $.86          $.74         $.82           $.84         $.76


</TABLE



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Statements included in this discussion and analysis (or elsewhere in this annual report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy in areas served by the Company's subsidiaries, (4) the impact of competition from other energy suppliers, (5) the management of the Company's operations (6) growth opportunities for the Company's regulated and diversified subsidiaries, (7) the results of financing efforts, (8) changes in the Company's accounting policies, (9) weather conditions in areas served by the Company's utility subsidiaries,
(10) performance of the telecommunications companies in which the Company has made significant investments, (11) inflation, (12) changes in environmental regulations and (13) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The
Company disclaims any obligation to update any forward-looking statements.

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulation.
Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, the future prices of electricity, and the regulatory actions which may be taken by the PSC and the FERC in response to the changing environment cannot be predicted. However, the FERC, in issuing
Order 888 in April 1996, has accelerated competition among electric utilities by providing for open access to wholesale transmission service. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately two percent of the Company's electric revenue is under FERC jurisdiction for the purpose of setting rates for wholesale service. Legislation is pending in South Carolina that would deregulate the state's retail electric market and enable customers to choose their supplier of electricity. The Company is not able to predict whether the legislation will be enacted and, if it is, the conditions it will impose on utilities that currently operate in the state and future market participants.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company operates
Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the Company's strategic plan. The
Company has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels, the accelerated recovery of the Company's electric regulatory assets and the shift, for retail ratemaking purposes only, of depreciation reserves from transmission and distribution assets to nuclear production assets. The Company has also established open access transmission tariffs and is selling bulk power to wholesale customers at market-based rates. Significant new customer and management information systems will be implemented in 1998. Marketing of services to commercial and industrial customers has been increased significantly. The Company has obtained long term power supply contracts with a significant portion of its industrial customers. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.








     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $236 million and $62 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $118 million and $52 million, respectively, on its balance sheet at December 31, 1997.

     The Company's generation assets are exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, the Company could be required to write down its investment in these assets. The Company cannot predict whether any write-downs will be necessary and, if they are, the extent to which they would adversely affect the Company's results of operations in the period in which they are recorded. As of December 31, 1997, the Company net investment in fossil\hydroelectric generation and nuclear generation assets was $977.1 million and $659.1 million, respectively.

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

     On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with the Company. In consideration for the electric franchise agreement, the Company is paying the City $25 million over seven years (1996 through 2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against the Company involving the Calhoun Park area, where the Company and its predecessor companies operated a manufactured gas plant until the 1960's, the Company is paying the City $26 million over a four-year period (1996 through 1999). As part of the environmental settlement, the Company has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed
$16.9 million, the maximum expected project cost.






     The revised estimated primary cash requirements for 1998, excluding requirements for fuel liabilities and short-term borrowings and including notes payable to affiliated companies, and the actual primary cash requirements for 1997 are as follows:

                                                  1998          1997
                                                (Millions of Dollars)
Property additions and construction
  expenditures, net of allowance for
  funds used during construction                  $175          $201
Nuclear fuel expenditures                           23            31
Maturing obligations, redemptions and
  sinking and purchase fund requirements            48            78
          Total                                   $246          $310

     Approximately 69% of total cash requirements (after payment of dividends) was provided from internal sources in 1997 as compared to 65% in 1996.

     The Company's First and Refunding Mortgage Bond Indenture,
dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio).  For the year ended December 31, 1997 the
Bond Ratio was 4.32.  The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property
additions totaled approximately $579   million at December 31,
1997), (ii) retirements of Class A Bonds (which retirement credits totaled $67.5  million at December 31, 1997), and (iii) cash on deposit with the Trustee.

    The Company has a bond indenture dated April 1, 1993 (New
Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued.  New Bonds are issued under the New Mortgage on the basis
of a like principal amount of Class A Bonds issued   under  the
Old  Mortgage  which have  been  deposited  with  the  Trustee of the New Mortgage (of which $185  million were available for such purpose as of December 31, 1997), until such time as all presently outstanding Class A Bonds are retired.  Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount  equal  to  70%  of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds.  New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and
New Bonds to be outstanding (New Bond Ratio).  For the year ended
December 31, 1997 the New Bond Ratio was 5.87.

     On April 24, 1997, the Company sold $100 million of 6.52% cumulative preferred stock, par value $100 per share. Proceeds from the sale were used to reduce short-term indebtedness incurred for the Company's construction program, to refinance senior securities and for general corporate purposes.

     On October 28, 1997 SCE&G Trust I (the "Trust"), a Delaware statutory business trust and a subsidiary of the Company, issued
$50  million of 7.55% Trust Preferred Securities, Series A.  The
Trust used the proceeds from the sale to purchase unsecured 7.55%
Junior Subordinated Debentures of the Company. The financial statements of the Trust are consolidated with those of the Company.

     Without the consent of at least a majority of the total voting power of the Company's preferred stock, the Company may not issue or assume any unsecured indebtedness if, after such issue or assumption, the total principal amount of all such unsecured indebtedness would exceed 10% of the aggregate principal amount of all of the Company's secured indebtedness and capital and surplus;
however, no such consent is required to enter into agreements for payment of principal, interest and premium for securities issued for pollution control purposes.

     Pursuant to Section 204 of the Federal Power Act, the Company must obtain the FERC authority to issue short-term debt. The FERC has authorized the Company to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less, but not later than December 31, 1999.




     At December 31, 1997 the Company had $315 million of
authorized lines of credit which includes a credit agreement for a maximum of $250  million to support the issuance of commercial paper.  Unused lines of credit at December 31, 1997 totaled $315 million.  The Company's commercial paper outstanding at December
31, 1997 and December 31, 1996 was $13.3  million and $90  million,
respectively.   In addition, Fuel Company  has  a  credit
agreement for a maximum of $125 million with the full amount available at December 31, 1997.  The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances.
Fuel Company commercial paper outstanding at December 31, 1997 was
$80.3 million,

     The Company's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements
(Preferred Stock Ratio).  For the year ended December 31, 1997 the
Preferred Stock Ratio was 2.69.

     The Company anticipates that its 1998 cash requirements of $389.6 million will be met through internally generated funds
(approximately 59%, after payment of dividends), the sales of additional equity securities, additional equity contributions from SCANA and the incurrence of additional short-term and long-term indebtedness.

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

     The Company filed with DHEC compliance plans related to Phase
II sulfur dioxide requirements in 1995, and Phase II nitrogen oxide requirements in December, 1997. The Company currently estimates that air emissions control equipment will require capital expenditures of $90.3 million over the 1998-2002 period to retrofit existing facilities, with increased operation and maintenance cost of approximately $1 million per year. To meet compliance requirements through the year 2007, the Company anticipates total capital expenditures of approximately $185 million.

     The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of the Company's and GENCO's generating units. Concurrent with renewal of these permits, the permitting agency has implemented a more rigorous program in monitoring and controlling thermal discharges and strategies for toxicity reduction in wastewater streams. The Company has been developing compliance plans for these initiatives. Amendments to the Clean
Water Act proposed in Congress include several provisions which, if passed, could prove costly to the Company. These include, but are not limited to, limitations to mixing zones and the implementation of technology-based standards.

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







     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amounts of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated, accrued and actually expended to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations.
The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers.
Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $32.4 million and $41.4 million at December 31, 1997 and 1996, respectively. The deferral includes the estimated costs associated with the matters discussed below.

          In September 1992, the EPA notified the Company, the City of
          Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National
          Priorities List, but may be added before cleanup is initiated.
          The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called
          "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial
          Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and the EPA conditionally approved a Remedial Investigation Report in March
          1997. Although the Company is continuing to investigate cost-effective clean-up methodologies, further work is pending EPA approval of the final draft of the Remedial Investigation
          Report.

                  In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years (1996 through 1999) by the Company to the City. The Company is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, the Company agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage.
                  Construction is expected to begin in 1998. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

                  The Company owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals.
                  The Company is investigating the sites to monitor the nature and extent of the residual contamination.

Regulatory Matters

      On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase has been implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, based on a test year, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period.
Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets
(excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and subsequently to the South Carolina Supreme
Court which is expected to hear the case and issue a ruling prior to the end of 1998. While the outcome of this proceeding is uncertain, the Company does not believe that




any significant adverse changes in the rate order is likely.   The
PSC's order does not apply to wholesale electric revenues under the
FERC's jurisdiction, which constitute approximately two percent of the Company's electric revenues.  The FERC rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

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

Other

     The year 2000 issue could have a material impact on the operations of the Company if required modifications and conversions are not made to ensure that all system software is date code compliant. The Company has formed a steering committee to direct the resolution of this major issue. The steering committee, which reports to the senior officers of the Company and to the board of directors, is chaired by the chief financial officer of the Company and is comprised of officers representing all operational areas.
Reporting to the committee are the technical personnel responsible for the evaluation and remediation of system software.

     The Company has evaluated the impact of the year 2000 on its information systems applications and operating software and is implementing a plan of remediation expected to be completed during the first quarter of 1999. The present estimated cost of the plan of remediation is not material to results of operations, financial position or cash flows.

     The Company also has begun evaluating embedded processors located in field operations areas for the purpose of identifying those that will have to be modified or replaced. The initial inventory has been completed and impact assessment is expected to be completed by mid-1998. At that time the Company will prepare and implement a plan designed to complete all substantive required modifications and replacements in time to prevent problems with operational systems related to date codes. An estimate of the cost of the required changes is not available.

     In particular, with regard to the evaluation and remediation of the year 2000 issue at the Company's Summer Station, the Company is closely cooperating with other utility companies, including utilities in the southeast, that own nuclear power plants. The utilities are sharing technical nuclear plant operating and monitoring systems information to ensure the prompt and effective resolution of the year 2000 issue.

     The Company is communicating with all of its significant suppliers to determine the extent to which the Company is vulnerable to those suppliers' failure to remediate their own year
2000 issue. The extent to which significant customers have resolved the year 2000 issue, and the resulting impact on the demand for the Company's products, is not determinable. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems, could have material adverse effect on the results of operations, financial position or cash flows of the Company.









RESULTS OF OPERATIONS

Net Income

    Net income and the percent increase (decrease) from the previous year for the years 1997, 1996 and 1995 were as follows:

                                           1997        1996        1995
                                              (Millions of Dollars)
Net income                                $194.7      $190.5      $169.2
Percent increase (decrease) in net
  income                                   2.19%      12.59%      11.27%

               1997     Net income increased for the year primarily as a result
              of increases in gas sales margins.

               1996     Net income increased for the year primarily as a result
              of increases in electric and gas sales margins which
              more than offset increases in operating expenses.

    The Company's financial statements include AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges
(credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 4.0% of income before income taxes in 1997, 3.2% in 1996 and 7.9% in 1995.

Electric Operations

     Electric sales margins for 1997, 1996 and 1995 were as follows:

                                             1997       1996         1995
                                                  (Millions of Dollars)

Electric revenues                          $1,103.1   $1,106.7    $1,006.6
Less:  Fuel used in electric generation       181.0      187.1       177.6
       Purchased power                        109.2      106.8        98.2
     Margin                                $  813.0   $  812.8    $  730.8


,              1997    The electric sales margin increased slightly due to the
             favorable impact of the rate increase placed into
             effect in January 1997 and economic growth factors
             which were offset by the effect of milder weather.

,              1996    The electric sales margin increased primarily over the
             prior year primarily as a result of the rate increase
             received by the Company in January 1996 and economic
             growth factors.

     Increases (decreases) from the prior year in megawatt-hour
(MWH) sales volume by classes were as follows:

Classification                                     1997         1996

Residential                                     (292,518)     212,888
Commercial                                       100,324      144,536
Industrial                                       113,717      110,147
Sales for Resale (excluding interchange)        (538,005)     (39,853)
Other                                                 15       (1,013)
     Total territorial                          (616,467)     426,705
Negotiated Market Sales Tariff                   564,081      699,425
     Total                                       (52,386)   1,126,130




     The electric sales volume for residential sales decreased for 1997 as a result of milder weather. The decrease in sales for resale and the increase in sales under the Negotiated Market Sales
Tariff from 1996 to 1997 were the result of a municipality terminating its wholesale power contract and transferring to a negotiated market sales tariff.

Gas Operations

     Gas sales margins for 1997, 1996 and 1995 were as follows:

                                        1997        1996        1995
                                            (Millions of Dollars)

Gas operating revenues                 $233.6      $234.8      $200.6
Less:  Gas purchased for resale         151.9       157.1       125.0
     Margin                            $ 81.7      $ 77.7      $ 75.6

,   1997   The gas sales margin increased over the prior year as a result of higher margins and sales tointerruptible customers.

,   1996   The gas sales margin increased over the prior year as a result of increased firm sales.

     Increases (decreases) from the prior year in dekatherm (DT) sales volume by classes, including transportation gas, were as follows:

Classification                                1997         1996
Residential                               (2,188,215)   1,774,289
Commercial                                  (123,385)     590,843
Industrial                                 1,820,166      441,571
Transportation gas                          (430,610)    (495,256)
     Total                                  (922,044)   2,311,447

     The gas sales volume decreased for 1997 as a result of milder weather which was offset by increases in contract prices for industrial interruptible customers.

Other Operating Expenses and Taxes

     Increases (decreases) in other operating expenses, including taxes, were as follows:

Classification                               1997             1996
                                             (Millions of Dollars)

Other operation and maintenance             $ 3.0            $22.3
Depreciation and amortization                 4.7             17.4
Income taxes                                 (9.7)            10.8
Other taxes                                   8.1              3.2
     Total                                  $ 6.1            $53.7

,        1997     Other operation and maintenance expenses increased
                  somewhat from 1996 levels.  A decrease in transit operating costs resulting from the Company's
                  transfer of the ownership of the Charleston transit
                  system to the City of Charleston in October 1996 largely
                  offset increases in costs at electric generating plants
                  and other operating costs.  The increase in depreciation
                  and amortization expenses for 1997 reflects the additions
                  to plant-in-service.  The change in income tax expense
                  is primarily due to change in pre-tax operating income
                  and difference between estimated income taxes accrued and
                  actual income tax expense per the tax returns as filed.
                  The increase in other taxes results primarily from the
                  accrual of additional property taxes, beginning in
                  January 1997, related to the Cope plant and other
                  property additions which was partially offset by a
                  reduction in the 1997 property tax assessment.  Recovery
                  of the Cope plant property taxes is provided for in a
                  retail electric rate increase that became effective
                  January 1997.




,     1996     Other operation and maintenance expenses increased
               primarily as a result of higher production costs
               attributable to the Cope plant which
               became operational in January 1996.  The increase in
               depreciation and amortization expenses reflects the
               addition of the Cope plant and other additions to plant-
               in-service.  The increase in income tax expense
               corresponds to the increase in operating income.  The
               increase in other taxes reflects higher property taxes
               resulting from property additions and higher millages and
               assessments.

Interest Expense

     Increases (decreases) in interest expense, excluding the debt component of AFC, were as follows:

Classification                                       1997           1996
                                                   (Millions of Dollars)

Interest on long-term debt, net                      $(0.1)         $(1.2)
Other interest expense                                 2.7           (2.0)
    Total                                            $ 2.6          $(3.2)

     There was no material change in interest expense from 1996 to 1997. The decrease in interest expense from 1995 to 1996 was due primarily to reductions in outstanding debt throughout most of the year.




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     All financial instruments held by the Company described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.




                        December 31, 1997
                                              Expected Maturity Date
                                               (Millions of Dollars)
                                                               There-              Fair
Liabilities              1998    1999    2000    2001   2002   after      Total    Value

  Long-Term Debt:
  Fixed Rate ($)         47.7    27.8    201.5   21.3   51.3   1,052.0   1,371.6   1,384.7
  Average Interest Rate  6.33    6.00     5.94   6.00   7.10      7.52      7.19


     While a decrease in market interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       INDEX TO CONSOLIDATED FINANCIAL
                      STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page

Independent Auditors' Report.......................................    34

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1997 and 1996...    35

    Consolidated Statements of Income and Retained Earnings for
      the years ended December 31, 1997, 1996 and 1995.............    37

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995.............................    38

    Consolidated Statements of Capitalization as of
      December 31, 1997 and 1996...................................    39

    Notes to Consolidated Financial Statements.....................    41

     Supplemental financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

INDEPENDENT AUDITORS' REPORT



South Carolina Electric & Gas Company:

We have audited the accompanying Consolidated Balance Sheets and Statements of Capitalization of South Carolina Electric & Gas Company (Company) as of December 31, 1997 and 1996 and the related Consolidated Statements of Income and Retained Earnings and of Cash Flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February 9, 1998


SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,                                                          1997          1996
                                                                     (Millions of Dollars)
ASSETS

Utility Plant (Notes 1, 3 and 4):
  Electric                                                           $4,020        $3,871
  Gas                                                                   353           338
  Other                                                                  84            86
    Total                                                             4,457         4,295
  Less accumulated depreciation and amortization                      1,421         1,332
    Total                                                             3,036         2,963
  Construction work in progress                                         221           193
  Nuclear fuel, net of accumulated amortization                          53            41
      Utility Plant, Net                                              3,310         3,197

Nonutility Property and Investments, net of accumulated
  depreciation (Note 8)                                                  17            12

Current Assets:
  Cash and temporary cash investments (Note 8)                            6             5
  Receivables - customer and other                                      165           172
  Inventories (At average cost):
    Fuel (Notes 1, 3 and 4)                                              23            33
    Materials and supplies                                               48            45
  Prepayments                                                            10             9
  Deferred income taxes                                                  21            20
      Total Current Assets                                              273           284

Deferred Debits:
  Emission allowances                                                    31            31
  Environmental                                                          32            41
  Nuclear plant decommissioning fund (Note 1)                            49            42
  Pension asset, net (Note 1)                                            82            58
  Other (Note 1)                                                        260           294
      Total Deferred Debits                                             454           466

       Total                                                         $4,054        $3,959








SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,                                                          1997          1996
                                                                     (Millions of Dollars)
CAPITALIZATION AND LIABILITIES

Stockholders' Investment:
  Common equity (Note 5)                                              $1,447       $1,413
  Preferred stock (Not subject to purchase or sinking funds)             106           26
     Total Stockholders' Investment                                    1,553        1,439
Preferred Stock, Net (Subject to purchase or sinking
  funds)(Notes 6 and 8)                                                   12           43
Company - Obligated Mandatorily Redeemable Preferred
  Securities of the Company's Subsidiary Trust, SCE&G Trust I
  holding solely $50 million, principal amount of 7.55%
  of Junior Subordinated Debentures of the Company, due 2027              50           -
Long-Term Debt, Net (Notes 3, 4 and 8)                                 1,262        1,277
         Total Capitalization                                          2,877        2,759

Current Liabilities:
  Short-term borrowings (Notes 8 and 9)                                   13           90
  Current portion of long-term debt (Note 3)                              48           43
  Accounts payable                                                        53           67
  Accounts payable - affiliated companies (Notes 1 and 3)                 32           32
  Customer deposits                                                       16           15
  Taxes accrued                                                           45           67
  Interest accrued                                                        22           21
  Dividends declared                                                      58           36
  Other                                                                    7            7
         Total Current Liabilities                                       294          378

Deferred Credits:
  Deferred income taxes (Notes 1 and 7)                                  539          522
  Deferred investment tax credits (Notes 1 and 7)                         89           75
  Reserve for nuclear plant decommissioning (Note 1)                      49           42
  Postretirement benefits                                                 61           37
  Other (Note 1)                                                         145          146
         Total Deferred Credits                                          883          822

Commitments and Contingencies (Note 10)                                   -            -

           Total                                                      $4,054       $3,959



See Notes to Consolidated Financial Statements.




SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


For the Years Ended December 31,                              1997        1996        1995
                                                                 (Millions of Dollars)
Operating Revenues (Notes 1 and 2):
  Electric                                                  $1,103      $1,107      $1,006
  Gas                                                          234         235         201
  Transit                                                        1           3           4
         Total Operating Revenues                            1,338       1,345       1,211

Operating Expenses:
  Fuel used in electric generation                             181         187         178
  Purchased power (including affiliated
    purchases)(Note 1)                                         109         107          98
  Gas purchased from affiliate for resale (Note 1)             152         157         125
  Other operation                                              222         222         211
  Maintenance                                                   67          64          53
  Depreciation and amortization (Note 1)                       140         135         118
  Income taxes (Notes 1 and 7)                                  98         108          97
  Other taxes                                                   87          79          75
        Total Operating Expenses                             1,056       1,059         955

Operating Income                                               282         286         256

Other Income (Note 1):
  Allowance for equity funds used during construction            6           4           9
  Other income (loss), net of income taxes                       3           -           -

        Total Other Income                                       9           4           9

Income Before Interest Charges                                 291         290         265

Interest Charges (Credits):
  Interest on long-term debt, net                               96          97          98
  Other interest expense (Notes 1 and 3)                         5           7           9
  Allowance for borrowed funds used
    during construction (Note 1)                                (6)         (5)        (11)
        Total Interest Charges, Net                             95          99          96

Income Before Preferred Dividend Requirements on
  Mandatorily Redeemable Preferred Securities                  196         191         169
Preferred Dividend Requirement of
  Company - Obligated Mandatorily Redeemable
  Preferred Securities.                                          1           -           -

Net Income                                                     195         191         169

Preferred Stock Cash Dividends (At stated rates)                (9)         (6)         (6)
Earnings Available for Common Stock                            186         185         163
Retained Earnings at Beginning of Year                         415         366         324
Common Stock Cash Dividends Declared (Note 5)                 (163)       (136)       (121)

Retained Earnings at End of Year                            $  438      $  415      $  366

See Notes to Consolidated Financial Statements.






SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                                 1997     1996      1995
                                                                   (Millions of Dollars)
Cash Flows From Operating Activities:
  Net income                                                     $ 195    $ 190     $ 169
  Adjustments to reconcile net income to net cash
    provided from operating activities:
    Depreciation and amortization                                  140      135       118
    Amortization of nuclear fuel                                    19       19        20
    Deferred income taxes, net                                      16       32       (18)
    Pension asset                                                  (24)     (23)      (15)
    Postretirement benefits                                         24       16         8
    Allowance for funds used during construction                   (12)      (9)      (21)
    Over (under) collections, fuel adjustment clause                 -       (8)       19
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables                             6      (10)      (16)
      (Increase) decrease in inventories                             8        1        (5)
      Increase (decrease) in accounts payable                      (13)       -         3
      Increase (decrease) in taxes accrued                         (22)       3        17
    Other, net                                                      31      (19)      (25)
Net Cash Provided From Operating Activities                        368      327       254

Cash Flows From Investing Activities:
  Utility property additions and
    construction expenditures, net of AFC                         (232)    (209)     (273)
  (Increase) decrease in nonutility property and investments        (5)       -         -
Net Cash Used For Investing Activities                            (237)    (209)     (273)

Cash Flows From Financing Activities:
  Proceeds:
    Issuance of mortgage bonds and other long-term debt              1        -       103
    Issuance of company - obligated mandatorily
      redeemable trust preferred securities                         49        -         -
    Equity contributions from parent                                12       49       140
    Issuance of preferred stock                                     99        -         -
  Repayments:
    Notes payable - affiliated company                               -        -       (19)
    Mortgage bonds and other long-term debt                        (15)     (23)      (78)
    Preferred stock                                                (53)      (3)       (3)
    Repayment of Bank Loans                                        (10)      (3)        -
  Dividend Payments:
    Common stock                                                  (141)    (133)     (117)
    Preferred stock                                                 (9)      (5)       (6)
  Short-term borrowings, net                                       (77)      10       (20)
  Fuel and emission allowance financings, net                       14      (11)       26
Net Cash Provided From Financing Activities                       (130)    (119)       26

Net Increase (Decrease) in Cash and Temporary Cash Investments       1       (1)        7
Cash and Temporary Cash Investments, January 1                       5        6         -
Cash and Temporary Cash Investments, December 31                 $   6    $   5     $   7
Supplemental Cash Flows Information:
  Cash paid for - Interest (includes capitalized interest
                    of $6, $5 and $11)                           $ 100    $ 103     $ 106
                - Income taxes                                     (48)     102        96
Noncash Financing Activities:
  Charleston Franchise Agreement                                     -       21         -
  Charleston Environmental Agreement                                 -       20         -

See Notes to Consolidated Financial Statements.












SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                                            1997            1996
Common Equity (Note 5):                                                                 (Millions of Dollars)
  Common stock, 4.50 par value, authorized 50,000,000 shares; issued
    and outstanding, 40,296,147 shares                                                $  181          $  181
  Premium on common stock                                                                395             395
  Other paid-in capital                                                                  438             427
  Capital stock expense                                                                   (5)             (5)
  Retained earnings                                                                      438             415
Total Common Equity                                                                    1,447    50%    1,413      51%


Cumulative Preferred Stock (Not subject to purchase or sinking funds):

  $100 Par Value - Authorized 1,200,000 shares
   $50 Par Value - Authorized 125,209 shares

                         Shares Outstanding          Redemption Price
                                                                     Eventual
               Series     1997       1996      Current   Through     Minimum
  $100 Par      6.52%  1,000,000       -        100.00      -        100.00              100               -
  $100 Par      8.40%       -       197,668     101.00      -        101.00                -              20
   $50 Par      5.00%    125,209    125,209      52.50      -         52.50                6               6
Total Preferred Stock (Not subject to purchase or sinking funds)                         106     4%       26       1%

Cumulative Preferred Stock (Subject to purchase or sinking funds)(Notes 6 and 8):

  $100 Par Value - Authorized 1,550,000 shares

                         Shares Outstanding          Redemption Price
                                                                     Eventual
               Series     1997       1996      Current   Through     Minimum
                7.70%       -        84,000     101.00      -        101.00                -               8
                8.12%       -       118,812     102.03      -        102.03                -              12
      Total              202,812    202,812

  $50 Par Value - Authorized 1,591,094 shares

                         Shares Outstanding          Redemption Price
                                                                     Eventual
               Series     1997       1996      Current   Through     Minimum
                4.50%     14,400     16,000      51.00       -        51.00                1               1
                4.60%       -            87      50.50       -        50.50                -               -
                4.60%(A)  21,894     24,052      51.00       -        51.00                1               1
                4.60%(B)  70,000     71,400      50.50       -        50.50                4               4
                5.125%    68,000     71,000      51.00       -        51.00                3               3
                6.00%     76,800     80,000      50.50       -        50.50                4               4
                8.72%       -        64,000      51.00   12-31-98     50.00                -               3
                9.40%       -       176,751      51.175      -        51.175               -               9
      Total              251,094    503,290


   $25 Par Value - Authorized 2,000,000 shares; None outstanding in 1997 and 1996

Total Preferred Stock (Subject to purchase or sinking funds)                              13              45
Less: Current portion, including sinking fund requirements                                 1               2
Total Preferred Stock, Net (Subject to purchase or sinking funds)                         12     -        43      2%

Company - Obligated Mandatorily Redeemable Preferred
  Securities of the Company's Subsidiary Trust, SCE&G Trust I,
  holding solely $50 million principal amount of 7.55% of
  Junior Subordinated Debentures of the Company, due 2027.                                50     2%        -      -






SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                                       1997                1996
                                                                                     (Millions of Dollars)
Long-Term Debt (Notes 3, 4 and 8):

First Mortgage Bonds:
                                       Year of
               Series                  Maturity

                6%                       2000                                      100                  100
                6 1/4%                   2003                                      100                  100
                7.70%                    2004                                      100                  100
                7 1/8%                   2013                                      150                  150
                7 1/2%                   2023                                      150                  150
                7 5/8%                   2023                                      100                  100
                7 5/8%                   2025                                      100                  100

First and Refunding Mortgage Bonds:
                                       Year of
               Series                  Maturity

                6%                       1997                                       -                     15
                6 1/2%                   1998                                       20                    20
                7 1/4%                   2002                                       30                    30
                9%                       2006                                      131                   131
                8 7/8%                   2021                                      114                   114

Pollution Control Facilities Revenue Bonds:
  Fairfield County Series 1984, due 2014 (6.50%)                                    57                    57
  Orangeburg County Series 1994 due 2024 (5.70%)                                    30                    30
  Other                                                                             16                    10
Commercial Paper                                                                    80                    66
Charleston Franchise Agreement due 1997-2002                                        18                    22
Charleston Environmental Agreement due 1997-1999                                    13                    20
Other                                                                                4                     1
Total Long-Term Debt                                                             1,313                 1,323
Less:   Current maturities, including sinking fund requirements                     48                    43
        Unamortized discount                                                         3                     3
Total Long-Term Debt, Net                                                        1,262      44%        1,277     46%
Total Capitalization                                                            $2,877     100%       $2,759    100%


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

     The accompanying Consolidated Financial Statements include the accounts of the Company, South Carolina Fuel Company, Inc. (Fuel Company) and SCE&G Trust I. (See Note 1N.) Intercompany balances and transactions between the Company, Fuel Company and SCE&G Trust I have been eliminated in consolidation.

Affiliated Transactions

     The Company has entered into agreements with certain affiliates to purchase gas for resale to its distribution customers and to purchase electric energy. The Company purchases all of its natural gas requirements from Pipeline Corporation and at December 31, 1997 and 1996 the Company had approximately $22.1 million and $22.3 million, respectively, payable to Pipeline Corporation for such gas purchases. The Company purchases all of the electric generation of Williams Station, which is owned by GENCO, under a unit power sales agreement. At December 31, 1997 and 1996 the Company had approximately $9.1 million and $8.6 million, respectively, payable to GENCO for unit power purchases. Such unit power purchases, which are included in "Purchased power," amounted to approximately $99.8 million, $95.3 million and $83.5 million in 1997, 1996 and 1995, respectively.

     Total interest income, based on market interest rates, associated with the Company's advances to affiliated companies was approximately $20,000, $36,000 and $174,000 in 1997, 1996 and 1995, respectively.

     In 1997 and 1996 there were no amounts relating to advances from affiliated companies included in "Other interest expense";
however, for 1995 $114,000 was included. Intercompany interest is calculated at market rates.

B.  Basis of Accounting

     The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statements of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of December 31, 1997, approximately $236 million and $62 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $118 million and $52 million, respectively. The electric and gas regulatory assets of approximately $71 million and $44 million, respectively (excluding deferred income tax assets) are being recovered through rates and, as discussed in Note 2A, the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $45 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

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

     The Company, operator of the V. C. Summer Nuclear Station (Summer Station), and the South Carolina Public Service Authority
(PSA) are joint owners of Summer Station in the proportions of two-thirds and one-third, respectively. The parties share the operating costs and energy output of the plant in these proportions. Each party, however, provides its own financing. Plant-in-service related to the Company's portion of Summer Station was approximately $978.2 million and $937.2 million as of December 31, 1997 and 1996, respectively. Accumulated depreciation associated with the Company's share of Summer Station was approximately $323.6 million and $313.2 million as of December 31, 1997 and 1996, respectively. The Company's share of the direct expenses associated with operating Summer Station is included in "Other operation" and "Maintenance" expenses.

E.  Allowance for Funds Used During Construction

     AFC, a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company has calculated AFC using composite rates of 8.8%, 8.1% and 8.6% for 1997, 1996 and 1995, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. Interest on nuclear fuel in process and sulfur dioxide emission allowances is capitalized at the actual interest amount.

F.  Revenue Recognition

     Customers' meters are read and bills are rendered on a monthly cycle basis. Base revenue is recorded during the accounting period in which the meters are read.

     Fuel costs for electric generation are collected through the fuel cost component in retail electric rates. The fuel cost component contained in electric rates is established by the PSC during annual fuel cost hearings. Any difference between actual fuel costs and that contained in the fuel cost component is deferred and included when determining the fuel cost component during the next annual fuel cost hearing. The Company had undercollected through the electric fuel cost component approximately $1.3 million and at December 31, 1997 and overcollected approximately $ 1.9 million December 31, 1996 which are included in "Deferred Debits - Other" and "Deferred Credits - Other," respectively.

     Customers subject to the gas cost adjustment clause are billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings. Any difference between actual gas cost and that contained in the rates is deferred and included when establishing gas costs during the next annual gas cost
recovery hearing.   At December 31, 1997 and 1996 the Company had
undercollected through the gas cost recovery procedure approximately $7.6 million and $10.9 million, respectively, which are included in "Deferred Debits - Other."

     The Company's gas rate schedules for residential, small commercial and small industrial customers include a weather normalization adjustment, which minimizes fluctuations in gas revenues due to abnormal weather conditions.

G.   Depreciation and Amortization
     Provisions for depreciation are recorded using the straight-line method for financial reporting purposes and are based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates were 3.09%, 3.13% and 3.02% for 1997, 1996 and 1995, respectively.

     Nuclear fuel amortization, which is included in "Fuel used in electric generation" and is recovered through the fuel cost component of the Company's rates, is recorded using the units-of-production method. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the Department Of Energy (DOE) under a contract for disposal of spent nuclear fuel.

     The acquisition adjustment relating to the purchase of certain gas properties in 1982 is being amortized over a 40-year period using the straight-line method.

H.   Nuclear Decommissioning

     Decommissioning of Summer Station is presently scheduled to commence when the operating license expires in the year 2022. Based on a 1991 study, the expenditures (on a before-tax basis) related to the Company's share of decommissioning activities are estimated, in 2022 dollars assuming a 4.5% annual rate of inflation, to be $545.3 million including partial reclamation costs. The Company is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. The Company's method of funding decommissioning cost is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in 1997 and 1996) are used to pay premiums on insurance policies on the lives of certain Company personnel. The Company is the beneficiary of these policies. Through these insurance contracts, the Company is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis at a rate higher than can be achieved using more traditional funding approaches. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by the Company to an external trust fund in compliance with the financial assurance requirements of the Nuclear Regulatory Commission. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from the Company described above. The Company records its liability for decommissioning costs in deferred credits.

     Pursuant to the National Energy Policy Act passed by
Congress in 1992 and the requirements of the DOE, the Company has recorded a liability for its estimated share of the DOE's decontamination and decommissioning obligation. The liability, approximately $4.0 million at December 31, 1997, has been included in "Long-Term Debt, Net." The Company is recovering the cost associated with this liability through the fuel cost component of its rates; accordingly, this amount has been deferred and is included in "Deferred Debits - Other."

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

     Net periodic pension cost for the years ended December 31, 1997, 1996 and 1995 included the following components:


                                                    1997      1996      1995
                                                     (Millions of Dollars)
Service cost--benefits earned during the period    $  6.8    $  6.5    $  5.2
Interest cost on projected benefit obligation        23.5      22.0      19.5
Adjustments:
  Return on plan assets                            (119.5)    (78.6)   (103.9)
  Net amortization and deferral                      72.8      40.1      74.8
  Amounts contributed by the Company's
    affiliates                                       (0.6)     (0.3)     (0.2)
  Net periodic pension (income) expense            $(17.0)   $(10.3)   $ (4.6)


     The determination of net periodic pension cost is based upon the following assumptions:


                                         1997            1996         1995
Annual discount rate                     7.5%            7.5%         8.0%
Expected long-term rate of
  return on plan assets                  8.0%            8.0%         8.0%
Annual rate of salary increases          3.0%            3.0%         2.5%

     The following table sets forth the funded status of the plan at December 31, 1997 and 1996:


                                                           1997       1996
                                                       (Millions of Dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation                                $259.7     $243.9
  Nonvested benefit obligation                               25.4       23.7
      Accumulated benefit obligation                       $285.1     $267.6

Plan assets at fair value
  (invested primarily in equity and debt securities)       $632.9     $523.5
Projected benefit obligation                                344.4      306.9
Plan assets greater than
  projected benefit obligation                              288.5      216.6
Unrecognized net transition liability                         7.4        8.2
Unrecognized prior service costs                             13.4        8.2
Unrecognized net gain                                      (227.1)    (175.1)
      Pension asset recognized in
        Consolidated Balance Sheets                        $ 82.2     $ 57.9

     The accumulated benefit obligation is based on the plan's benefit formulas without considering expected future salary increases. The following table sets forth the assumptions used in determining the amounts shown above for the years 1997 and 1996.


                                                               1997     1996

Annual discount rate used to determine
  benefit obligations                                          7.5%     7.5%
Assumed annual rate of future salary increases
  for projected benefit obligation                             4.0%     3.0%

     In addition to pension benefits, the Company provides certain health care and life insurance benefits to active and
retired employees.   The costs of postretirement benefits other
than pensions are accrued during the years the employees render the service necessary to be eligible for the applicable benefits. The Company expensed approximately $8.1 million, $9.8 million and $8.5 million, net of payments to current retirees, for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, to accelerate the amortization of the remaining transition obligation for postretirement benefits other than pensions, as authorized by the PSC, the Company expensed approximately $15.6 million and $6.2 million for the years ended December 31, 1997 and 1996, respectively. (See Note 2A.)

     Net periodic postretirement benefit cost for the years ended
December 31, 1997, 1996 and 1995, included the following components:

                                                     1997      1996     1995
                                                       (Millions of Dollars)

Service cost--benefits earned during the period      $ 2.5     $ 2.6   $ 2.1
Interest cost on accumulated postretirement
  benefit obligation                                   7.8       7.8     7.2
Adjustments:
  Return on plan assets                                  -         -       -
  Amortization of unrecognized
    transition obligation                             18.9       9.5     3.3
  Other net amortization and deferral                  0.8       1.2     0.7
  Amounts contributed by the Company's affiliates     (1.1)     (0.7)   (0.6)
  Net periodic postretirement benefit cost           $28.9     $20.4   $12.7

     The determination of net periodic postretirement benefit cost is based upon the following assumptions:


                                                      1997      1996    1995

Annual discount rate                                  7.5%      7.5%    8.0%
Health care cost trend rate                           9.0%      9.5%   11.0%
Ultimate health care cost trend rate (to be
  achieved in 2004)                                   5.5%      5.5%    6.0%

     The following table sets forth the funded status of the plan at December 31, 1997 and 1996:

                                                            1997        1996
                                                         (Millions of Dollars)

Accumulated postretirement benefit obligations for:
  Retirees                                                $  76.7     $  74.2
  Other fully eligible participants                           5.9         6.6
  Other active participants                                  26.2        29.3
Accumulated postretirement benefit obligation               108.8       110.1

Plan assets at fair value                                       -           -
Accumulated postretirement benefit obligation               108.8       110.1
Plan assets less than accumulated postretirement
  benefit obligation                                       (108.8)     (110.1)
Unrecognized net transition liability                        29.8        48.7
Unrecognized prior service costs                              5.8         6.2
Unrecognized net loss                                        12.2        17.8
   Postretirement benefit liability recognized
    in Consolidated Balance Sheets                        $ (61.0)    $ (37.4)


     The accumulated postretirement benefit obligation is based upon the plan's benefit provisions and the following assumptions:

                                                         1997         1996
Assumed health care cost trend rate used to
  measure expected costs                                 9.0%         9.5%
Ultimate health care cost trend rate
  (to be achieved in 2004)                               5.5%         5.5%
Annual discount rate                                     7.5%         7.5%
Annual rate of salary increases                          4.0%         3.0%


     The effect of a one percentage-point increase in the assumed health care cost trend rate for each future year on the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997 and the accumulated postretirement benefit obligation as of December 31, 1997 would be to increase such amounts by $0.2 million and $3.2 million, respectively.

K.  Debt Premium, Discount and Expense, Unamortized Loss on
Reacquired Debt

     For regulatory purposes, long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.

L.  Environmental

     The Company has an environmental assessment program to identify and assess current and former operating sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated, accrued and actually expended to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $32.4 million and $41.4 million at December 31, 1997 and 1996, respectively. The deferral includes the estimated costs to be associated with the matters discussed in Note 10C.

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

2.   RATE MATTERS:

     A. On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase has been implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and subsequently to the South Carolina Supreme Court which is expected to hear the case and issue a ruling prior to the end of 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any
significant adverse changes in the rate order is likely.   The
PSC's order does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitute approximately two percent of the Company's electric revenues. The FERC rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     B. In 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In October 1997, as a result of the annual review, the PSC approved the Company's request to increase the billing surcharge from $.006 per therm to $.011 per therm which should enable the Company to recover the remaining balance of $29.6 million by December 2002.

     C. In September 1992 the PSC issued an order granting the Company a $.25 increase in transit fares from $.50 to $.75 in both Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. The Company appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which
the Circuit Court denied in an order dated May 9, 1996.   In this
order, the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996, the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996, the PSC issued an order affirming its previous orders and denied the Company's request for reconsideration. The Company has appealed these two PSC orders to the Circuit Court where they are awaiting action.

3.  LONG-TERM DEBT:

     The annual amounts of long-term debt maturities, including amounts due under nuclear and fossil fuel agreements (see Note
4), and sinking fund requirements for the years 1998 through 2002 are summarized as follows:
Year                Amount                    Year                Amount
                         (Millions of Dollars)

1998                $ 47.7                    2001                $ 21.3
1999                  27.8                    2002                  51.3
2000                 201.5

     Approximately $17.2 million of the portion of long-term debt payable in 1998 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

     On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with the Company. In consideration for the electric franchise agreement, the Company is paying the City $25 million over seven years (1996 through 2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against the Company involving the Calhoun Park area, where the Company and its predecessor companies operated a manufactured gas plant until the 1960's, the Company is paying the City $26 million over a four-year period (1996 through 1999). Such amount is deferred (see Note 1L). The unpaid balances of these amounts are included in "Long-Term Debt."

     The Company has three-year revolving lines of credit totaling $75 million, in addition to other lines of credit, that provide liquidity for issuance of commercial paper. The three-year lines of credit provide back-up liquidity when commercial paper outstanding is in excess of $175 million. The long-term nature of the lines of credit allow commercial paper in excess of $175 million to be classified as long-term debt. The Company had outstanding commercial paper of $13.3 million and $90 million at December 31, 1997 and 1996, at weighted average interest rates of 5.90% and 5.53%, respectively.

     Substantially all utility plant and fuel inventories are pledged as collateral in connection with long-term debt.

4.  FUEL FINANCINGS:

     Nuclear and fossil fuel inventories and sulfur dioxide emission allowances are financed through the issuance by Fuel Company of short-term commercial paper. These short-term borrowings are supported by an irrevocable revolving credit agreement which expires December 19, 2000. Accordingly, the amounts outstanding have been included in long-term debt. The credit agreement provides for a maximum amount of $125 million that may be outstanding at any time.

     Commercial paper outstanding totaled $80.3 million and $66.1 million at December 31, 1997 and 1996 at weighted average interest rates of 5.87% and 5.62%, respectively.

5.  COMMON EQUITY:

     The changes in "Stockholders' Investment" (Including
Preferred Stock Not Subject to Purchase or Sinking Funds) during
1997, 1996 and 1995 are summarized as follows:

                                        Common     Preferred    Millions
                                        Shares       Shares     of Dollars
Balance December 31, 1994             40,296,147    322,877       $1,159.5
  Changes in Retained Earnings:
    Net Income                                                       169.2
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                               (5.7)
      Common Stock                                                  (121.4)
  Equity Contributions from Parent                                   139.5
Balance December 31, 1995             40,296,147    322,877        1,341.1
  Changes in Retained Earnings:
    Net Income                                                       190.5
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                               (5.4)
      Common Stock                                                  (135.8)
  Equity Contributions from Parent
    including transfer of assets                                      49.1
Balance December 31, 1996             40,296,147    322,877        1,439.5
  Changes in Retained Earnings:
    Net Income                                                       194.6
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                               (9.3)
      Common Stock                                                  (162.6)
  Equity Contributions from Parent                                    12.1
  Issuance of Preferred Stock                     1,000,000          100.0
  Redemption of Preferred Stock                    (197,668)         (19.8)
  Changes in Capital Stock Expense                                     0.1
  Changes in Loss on Resale of
    Reacquired Stock                                                  (1.6)
Balance December 31, 1997             40,296,147  1,125,209       $1,553.0

     The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that under certain circumstances could limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of the earnings therefrom. At December 31, 1997 approximately $21.5 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

6.   PREFERRED STOCK:

     The call premium of the respective series of preferred stock in no case exceeds the amount of the annual dividend.
Retirements under sinking fund requirements are at par values.

     The aggregate annual amount of purchase fund or sinking fund requirements for preferred stock for the years 1998 through 2002 is $0.6 million.

     The changes in "Total Preferred Stock (Subject to Purchase or Sinking Funds)" during 1997, 1996 and 1995 are summarized as follows:

                                           Number                Millions
                                          of Shares              of Dollars

Balance December 31, 1994                   822,094                 $ 51.9
  Shares Redeemed:
   $100 par value                            (6,809)                  (0.7)
    $50 par value                           (51,666)                  (2.5)
Balance December 31, 1995                   763,619                   48.7
  Shares Redeemed:
   $100 par value                            (7,198)                  (0.7)
    $50 par value                           (50,319)                  (2.6)
Balance December 31, 1996                   706,102                   45.4
  Shares Redeemed:
   $100 par value                          (202,812)                 (20.3)
    $50 par value                          (252,196)                 (12.6)
Balance December 31, 1997                   251,094                 $ 12.5

     On October 28, 1997 SCE&G Trust I (the "Trust"), a wholly-owned subsidiary of the Company, issued $50 million (2,000,000 shares) of 7.55% Trust Preferred Securities, Series A (the "Preferred Securities"). The Company owns all of the Common Securities of the Trust (the "Common Securities"). The Preferred Securities and the Common Securities (the "Trust Securities") represent undivided beneficial ownership interests in the assets of the Trust. The Trust exists for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from the Company its 7.55% Junior Subordinated Debentures due September 30, 2027. The sole asset of the Trust is $50 million of Junior Subordinated Debentures of the Company. Accordingly, no financial statements of the Trust are presented. The Company's obligations under the Guarantee Agreement entered into in connection with the Preferred Securities, when taken together with the Company's obligation to make interest and other payments on the Junior Subordinated Debentures issued to the Trust and the Company's obligations under its Indenture pursuant to which the Junior Subordinated Debentures are issued, provides a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities. Proceeds were used to redeem preferred stock of the Company.

     The preferred securities of the Trust are redeemable only in conjunction with the redemption of the related 7.55% Junior Subordinated Debentures. The Junior Subordinated Debentures will mature on September 30, 2027 and may be redeemed, in whole or in part, at any time on or after September 30, 2002 or upon the occurrence of a Tax Event. A Tax Event occurs if an opinion is received from counsel experienced in such matters that there is more than an insubstantial risk that: (1) the Trust is or will be subject to Federal income tax, with respect to income received or accrued on the Junior Subordinated Debentures, (2) interest payable by the Company on the Junior Subordinated Debentures will not be deductible, in whole or in part, by the Company for Federal income tax purposes, and (3) the Trust will be subject to more than a de minimis amount of other taxes, duties, or other governmental charges.

     Upon the redemption of the Junior Subordinated Debentures, payment will simultaneously be applied to redeem Preferred Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Subordinated Debentures. The Preferred Securities are redeemable at $25 per preferred security plus accrued distributions.

7.   INCOME TAXES:

     Total income tax expense for 1997, 1996 and 1995 is as follows:

                                       1997            1996           1995
                                               (Millions of Dollars)
Current taxes:
  Federal                              $  88.0         $ 88.2         $ 94.1
  State                                   (6.9)          13.1           14.3
    Total current taxes                   81.1          101.3          108.4
Deferred taxes, net:
  Federal                                  3.7            8.3           (7.3)
  State                                    1.5            1.8           (0.6)
    Total deferred taxes                   5.2           10.1           (7.9)
Investment tax credits:
    Deferred - State                      19.0              -              -
    Amortization of amounts
      deferred-State                      (1.5)             -              -
    Amortization of amounts
      deferred-Federal                    (3.2)          (3.2)          (3.2)
    Total Investment Tax credit           14.3           (3.2)          (3.2)
      Total income tax expense          $100.6         $108.2         $ 97.3

     The difference in total income tax expense and the amount calculated from the application of the statutory Federal income tax rate (35% for 1997, 1996 and 1995) to pre-tax income is reconciled as follows:

                                         1997        1996          1995
                                             (Millions of Dollars)

Net income                               $194.7      $190.5        $169.2
Total income tax expense:
  Charged to operating expenses            98.1       107.7          97.0
  Charged (credited) to other items         2.5         0.5           0.3
Total pre-tax income                     $295.3      $298.7        $266.5

Income taxes on above at statutory
  Federal income tax rate                $103.4      $104.5        $ 93.3
Increases (decreases) attributable to:
  State income taxes (less Federal
    income tax effect)                      7.9         9.7           8.9
  Deferred income tax reversal at
    higher than statutory rates            (3.5)       (3.4)         (3.3)
  Amortization of Federal
    investment tax credits                 (3.2)       (3.2)         (3.2)
  Allowance for equity funds
    used during construction               (2.1)       (1.4)         (3.3)
  Other differences, net                   (1.9)        2.0           4.9
       Total income tax expense          $100.6      $108.2        $ 97.3

    The tax effects of significant temporary differences
comprising the Company's net deferred tax liability of  $518.5 million at December 31, 1997 and $501.7  million at December 31,
1996 are as follows:


                                                   1997              1996
                                                    (Millions of Dollars)
Deferred tax assets:
     Unamortized investment tax credits           $ 55.4            $ 46.5
     Cycle billing                                  20.5              19.8
     Nuclear operations expenses                     3.1               4.7
     Deferred compensation                           6.7               6.6
     Other postretirement benefits                  14.6              10.8
     Other                                           8.1               6.6
           Total deferred tax assets               108.4              95.0
Deferred tax liabilities:
     Property plant and equipment                  561.2             540.9
     Pension expense                                27.5              21.8
     Reacquired debt                                 7.5               8.3
     Research and experimentation                   19.5              12.5
     Deferred fuel                                   3.6               3.7
     Other                                           7.6               9.5
          Total deferred tax liabilities           626.9             596.7
Net deferred tax liability                        $518.5            $501.7

     The Internal Revenue Service has examined and closed consolidated Federal income tax returns of SCANA Corporation through 1989, and has examined and proposed adjustments to SCANA's Federal returns for 1990 through 1995. The Company does not anticipate that any adjustments which might result from these examinations will have a significant impact on the results of operations, cash flows or financial position of the Company.

8.   FINANCIAL INSTRUMENTS:

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:



                                             1997                    1996
                                                 Estimated               Estimated
                                      Carrying     Fair        Carrying    Fair
                                      Amount       Value       Amount      Value
                                                  (Millions of Dollars)
Assets:
  Cash and temporary cash
    investments                      $  6.0      $  6.0        $   5.4    $   5.4
  Investments                           5.3         5.3            0.6        0.6
Liabilities:
  Short-term borrowings                13.3        13.3           90.0       90.0
  Long-term debt                    1,309.5     1,384.7        1,319.5    1,352.9
  Preferred stock (subject
    to purchase or sinking funds)      12.5        11.3           45.4       44.3




     The information presented herein is based on pertinent information available to the Company as of December 31, 1997 and 1996. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 1997, and the current estimated fair value may differ significantly from the estimated fair value at that date.


     The following methods and assumptions were used to estimate the fair value of the above classes of financial instruments:

     Cash and temporary cash investments, including commercial paper, repurchase agreements, treasury bills and notes, are valued at their carrying amount.

     Fair values of investments and long-term debt are based on quoted market prices of the instruments or similar instruments, or for those instruments for which there are no quoted market prices available, fair values are based on net present value calculations. Investments which are not considered to be financial instruments have been excluded from the carrying amount and estimated fair value. Settlement of long term debt may not be possible or may not be a prudent management decision.

     Short-term borrowings are valued at their carrying amount.

     The fair value of preferred stock (subject to purchase or sinking funds) is estimated on the basis of market prices.

     Potential taxes and other expenses that would be incurred in an actual sale or settlement have not been taken into consideration.

9.   SHORT-TERM BORROWINGS:

     The Company pays fees to banks as compensation for its committed lines of credit. Commercial paper borrowings are for 270 days or less. Details of lines of credit (including uncommitted lines of credit) and short-term borrowings, excluding amounts classified as long-term (Notes 3 and 4), at December 31, 1997 and 1996 and for the years then ended are as follows:

                                                          1997      1996
                                                       (Millions of dollars)

Authorized lines of credit at year-end                    $315      $145.0
Unused lines of credit at year-end                        $315      $145.0
Short-term borrowings outstanding at
  year-end:
    Commercial paper                                     $13.3      $ 90.0
    Weighted average interest rate                        5.90%       5.53%

10.  COMMITMENTS AND CONTINGENCIES:

    A. Construction

     SCANA and Westvaco Corporation have formed a limited liability company, Cogen South LLC, to build and operate a $170 million cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. SCANA and Westvaco each own a 50% interest in LLC. The facility will provide industrial process steam for the Westvaco paper mill and shaft horsepower to enable the Company to generate up to 99 megawatts of electricity. In addition to the cogeneration LLC, Westvaco has entered into a 20-year contract with the Company for all its electricity requirements at the North Charleston mill at the Company's standard industrial rate. Construction of the plant began in September 1996 and it is expected to be operational in the fall of 1998.

    B. Nuclear Insurance

    The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $8.9 billion. Each reactor licensee is currently liable for up to $79.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $52.9 million per incident, but not more than $6.7 million per year.

     The Company currently maintains policies (for itself and on behalf of the PSA) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $2.0 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facilities covered under the NEIL program. Based on the current annual premium, this retroactive premium would not exceed $5.1 million.

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

     C. Environmental

     In September 1992, the EPA notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added before cleanup is initiated. The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and the EPA conditionally approved a Remedial Investigation Report in March 1997. Although the Company is continuing to investigate cost-effective clean-up methodologies, further work is pending EPA approval of the final draft of the Remedial Investigation Report. See Note 1L.

     In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years (1996 through 1999) by the Company to the City. The Company is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. See Note 1L.
As part of the environmental settlement, the Company has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. Construction is expected to begin in 1998. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

     The Company owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The
Company is investigating the sites to monitor the nature and extent of the residual contamination.

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

11.  SEGMENT OF BUSINESS INFORMATION:

     Segment information at December 31, 1997, 1996 and 1995 and for the years then ended is as follows:

                                    1997
                               Electric       Gas      Transit       Total
                                            (Millions of Dollars)
Operating revenues              $1,103       $234       $ 1         $1,338
Operating expenses,
  excluding depreciation
  and amortization                 710        201         5            916
Depreciation and
  amortization                     129         11         -            140
Total operating expenses           839        212         5          1,056
Operating income (loss)         $  264       $ 22       $(4)           282

Add - Other income, net                                                  9
Less - Interest charges, net                                            95
Less - Preferred Dividend Requirements,
       including the Company -
       Obligated Mandatorily
       Redeemable Preferred
       Securities                                                       10
Net income                                                          $  186

Capital expenditures:
  Identifiable                  $218         $ 15       $ -         $  233

  Utilized for overall Company operations                               32
Total                                                               $  265

Identifiable assets at
  December 31, 1997:
    Utility plant, net          $2,951       $221       $ 2         $3,174
    Inventories                     69          2         -             71
          Total                 $3,020       $223       $ -          3,245

Other assets                                                           809
Total assets                                                        $4,054

                                    1996
                               Electric       Gas      Transit       Total
                                            (Millions of Dollars)
Operating revenues              $1,107       $  235       $ 3       $1,345
Operating expenses,
  excluding depreciation
  and amortization                 711          204         9          924
Depreciation and
  amortization                     123           12         -          135
Total operating expenses           834          216         9        1,059
Operating income (loss)         $  273       $   19       $(6)         286

Add - Other income, net                                                  4
Less - Interest charges, net                                             9
Less - Preferred stock dividends                                         6
Net income                                                          $  185

Capital expenditures:
  Identifiable                  $  197       $   19       $ -       $  216

  Utilized for overall Company operations                               24
Total                                                                  240

Identifiable assets at
  December 31, 1996:
    Utility plant, net          $2,870       $  217       $ 2       $3,089
    Inventories                     76            2         -           78
          Total                 $2,946       $  219       $ 2        3,167

Other assets                                                           792
Total assets                                                        $3,959


                                    1995
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues              $1,006       $  201       $ 4       $1,211
Operating expenses,
  excluding depreciation
  and amortization                 657          170        10          837
Depreciation and
  amortization                     104           13         1          118
Total operating expenses           761          183        11          955
Operating income (loss)         $  245       $   18       $(7)         256

Add - Other income, net                                                  9
Less - Interest charges, net                                            96
Less - Preferred stock dividends                                         6
Net income                                                          $  163

Capital expenditures:
  Identifiable                  $  245       $   20       $ -       $  265

  Utilized for overall Company operations                               28
Total                                                               $  293

Identifiable assets at
  December 31, 1995:
    Utility plant, net          $2,851       $  210       $ 2       $3,063
    Inventories                     77            2         -           79
          Total                 $2,928       $  212       $ 2        3,142

Other assets                                                           661
Total assets                                                        $3,803

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):


                                   1997
                            (Millions of Dollars)
                         First     Second      Third     Fourth
                        Quarter    Quarter    Quarter    Quarter    Annual
Total operating
  revenues               $337       $289       $377      $335      $1,338
Operating income           74         52         93        63         282
Net Income                 50         30         73        42         195


                                   1996
                            (Millions of Dollars)
                         First     Second      Third     Fourth
                        Quarter    Quarter    Quarter    Quarter    Annual
Total operating
  revenues               $354       $311       $365      $315      $1,345
Operating income           79         59         90        57         285
Net Income                 56         35         66        33         190

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE
                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                  DIRECTORS

     The directors listed below were elected April 24, 1997 to hold office until the next annual meeting of the Company's stockholders on April 23, 1998.

Name and Year First
  Became Director           Age     Principal Occupation; Directorships

Bill L. Amick               54      For more than five years, Chairman of the
    (1990) Board and Chief Executive Officer of Amick Farms, Inc., Batesburg, SC (vertically integrated broiler operation).

                                    For more than five years, Chairman and Chief
                                      Executive Officer of Amick Processing,
                                      Inc. and Amick Broilers, Inc.

                                    Director, SCANA Corporation, Columbia,
                                      SC.

James A. Bennett            37      Since December 1994, Senior Vice President
    (1997)                            and Director of Community Banking of First
                                      Citizens Bank, Columbia, SC.

                                    From March 1991 to December 1994,
                                      President of Victory Savings Bank,
                                      Columbia, SC.

                                    Director, SCANA Corporation

William B. Bookhart, Jr.    56      For more than five years, a partner in
    (1979)                            Bookhart Farms, Elloree, SC (general
                                      farming).

                                    Director, SCANA Corporation, Columbia, SC.

William T. Cassels, Jr.     68      For more than five years, Chairman of the
    (1990) Board, Southeastern Freight Lines, Inc., Columbia, SC (trucking business).

                                    Director, SCANA Corporation, Columbia, SC;
                                      Member, Advisory Board of Liberty Mutual
                                      Insurance Group.

Hugh M. Chapman             65      Since June 30, 1997, retired from
    (1988)                            NationsBank South, Atlanta, GA
                                      (a division of NationsBank Corporation,
                                      bank holding company).

                                    For more than five years prior to June
                                      30, 1997 Chairman of NationsBank South,
                                      Atlanta, GA

                                    Director, SCANA Corporation, Columbia, SC;
                                      West Point-Stevens.

Name and Year First
  Became Director           Age     Principal Occupation; Directorships


Elaine T. Freeman           62      For more than five years, Executive Director
    (1992)                            of ETV Endowment of South Carolina, Inc.
                                      (non-profit organization), Spartanburg,
                                      SC.

                                    Director, National Bank of South Carolina,
                                      Columbia, SC; SCANA Corporation,
                                      Columbia, SC.

Lawrence M. Gressette, Jr.  66      Since February 28, 1997, Chairman Emeritus
    (1987)                            of SCANA Corporation.

                                    For more than five years prior to
                                      February 28, 1997, Chairman of the
                                      Board and Chief Executive Officer
                                      of SCANA Corporation and Chairman
                                      of the Board and Chief Executive
                                      Officer of all SCANA subsidiaries,
                                      including the Company.

                                    For more than five years prior to
                                      December 13, 1995, President of
                                      SCANA Corporation.

                                    Director, Wachovia Corporation, Winston-
                                      Salem, NC; Powertel, Inc., West Point, GA;
                                      SCANA Corporation, Columbia, SC.

W. Hayne Hipp               58      For more than five years, President and
    (1983) Chief Executive Officer, The Liberty Corporation, Greenville, SC (insurance and broadcasting holding company).

                                    Director, The Liberty Corporation,
                                      Greenville, SC; Wachovia Corporation,
                                      Winston-Salem, NC; SCANA Corporation,
                                      Columbia, SC.

F. Creighton McMaster       68      For more than five years, President and
    (1974) Manager, Winnsboro Petroleum Company, Winnsboro, SC (wholesale distributor of petroleum products).

                                    Director, First Union South Carolina,
                                      Greenville, SC; SCANA Corporation,
                                      Columbia, SC.

Lynne M. Miller             46      For more than five years, President of
    (1997) Environmental Strategies Corporation, Reston, VA (environmental consulting and engineering firm).

                                    Director, SCANA Corporation, Columbia, SC.

John B. Rhodes              67      For more than five years, Chairman and
    (1967)                            Chief Executive Officer, Rhodes Oil
                                      Company, Inc., Walterboro, SC
                                      (distributor of petroleum products).

                                    Director, SCANA Corporation, Columbia, SC.

Name and Year First
  Became Director          Age     Principal Occupation; Directorships


Maceo K. Sloan              48      For more than five years, Chairman,
    (1997) President and CEO of Sloan Financial Group, Inc. and Chairman, President and CEO of NCM Capital
                                      Management Group, Inc.

                                    Director, SCANA Corporation, Columbia, SC.


William B. Timmerman        51      Since March 1, 1997, Chairman and Chief
    (1991)                            Executive Officer of SCANA Corporation.

                                    From August 21, 1996 to March 1, 1997, Chief
                                      Operating Officer of SCANA Corporation.

                                    Since December 13, 1995, President of SCANA
                                      Corporation.

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

                                    Director, SCANA Corporation, Columbia, SC;
                                      Powertel, Inc., West Point, GA,
                                      ITC^DeltaCom Board Member, West Point, GA.
                                      and Wachovia Bank, N. A., Columbia, S. C.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The Company's officers are elected at the annual organizational meeting of the
Board of Directors and hold office until the next such organizational  meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.
                                   Positions Held During
      Name                Age          Past Five Years                Dates

W.B. Timmerman             51       Chairman of the Board and
                                      Chief Executive Officer        1997-present
                                    Chief Operating Officer
                                      of SCANA                       1996-1997
                                    President of SCANA               1995-present
                                    President of SCANA
                                      Communications, Inc.,
                                      an affiliate                   1996-1997
                                    Executive Vice President,        1994-1995
                                      SCANA
                                    Assistant Secretary              1993-1996
                                    Chief Financial Officer,         *-1996
                                      SCANA
                                    Controller, SCANA                *-1996
                                    Senior Vice President,           *-1994
                                      SCANA

J. L. Skolds               47      SCANA Executive -
                                      Electric Group                 1997-present
                                    President and Chief
                                      Operating Officer              1996-present
                                    Senior Vice President -
                                      Generation                     1994-1996
                                    Vice President - Nuclear
                                      Operations                     *-1994

G.J. Bullwinkel, Jr.       49       President of SCANA
                                      Communications, Inc.           1997-present
                                    Senior Vice President-
                                      Retail Electric                1995-present
                                    Senior Vice President-
                                      Fossil & Hydro Production      *-1994

W.A. Darby                 52       Senior Vice President -
                                      Gas, SCANA Gas Group           1996-present
                                    Vice President-Gas Operations    *-1996
                                    President and Treasurer of
                                      ServiceCare                    1996-present
                                    General Manager of ServiceCare,
                                      Inc., an affiliate             1994-1996

K. B. Marsh                42       Vice President - Finance,
                                      Chief Financial Officer
                                      and Controller - SCANA         1996-present
                                    Vice President - Finance,
                                      Treasurer and Secretary,
                                      SCANA                          *-1996
                                    Vice President                   1996-present


*Indicates position held at least since March 1, 1993



     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     All of the Company's common stock is held by its parent, SCANA Corporation. The required forms indicate that no equity securities of the Company are owned by its directors and executive officers. Based solely on a review of the copies of such forms and amendments furnished to the Company and written representations from the executive officers and directors, the Company believes that during 1997 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table contains information with respect to compensation paid or accrued during the years 1997, 1996 and 1995 to the Chief Executive Officer of the Company, to each of the other four most highly compensated executive officers of the Company during 1997, who were serving as executive officers of the Company at the end of 1997 and to L. M. Gressette, Jr., the Company's former Chief Executive Officer, who retired in February 1997.


                                                                SUMMARY COMPENSATION TABLE

Name and Principal         Year       Annual Compensation           Long-Term
Position                                                           Compensation
                                     (1)       (2)       (3)            (4)
                                   Salary     Bonus     Other         Payouts
                                     ($)       ($)      Annual          LTIP       (5)
                                                     Compensation     Payouts   All Other
                                                         ($)            ($)    Compensation
                                                                                   ($)
W. B. Timmerman
Chairman, President        1997    400,634    318,815    12,220        88,338     24,038
and Chief Executive        1996    335,266    196,832     6,399       109,819     20,116
Officer and Director       1995    254,214    101,588       987       150,353     15,127
- SCANA Corporation

J. L. Skolds
SCANA Executive -          1997    277,132    161,677     5,777        70,283     16,628
Electric Group,            1996    215,708    114,099     2,453        55,513     12,943
President and Chief        1995    176,156     74,151        54        76,128     10,569
Operating Officer -
South Carolina Electric
and Gas Company

G. J. Bullwinkel           1997    219,273     92,796     7,776        70,283     13,156
Senior Vice President      1996    205,980     90,370     3,710        66,374     12,359
- Retail Electric          1995    189,097     70,904       487        90,402     11,346

K. B. Marsh                1997    199,845    104,276     2,947        44,491     11,991
Vice President, Chief      1996    166,616     75,667     1,189        46,462      9,997
Financial Officer and      1995    133,768     63,757                  51,390      8,026
Controller - SCANA Corp.

W. A. Darby                1997    169,606     73,800     7,025        44,491     10,176
Senior Vice President,     1996    157,659     54,090     3,566        46,462      9,460
Gas Operations and         1995    147,729     44,195        16        63,757      8,864
President of ServiceCare

L. M. Gressette, Jr.       1997    132,584     79,704                 167,003    399,950
Chairman Emeritus and      1996    483,952    274,320     5,998       285,408     29,037
Chairman of the Executive  1995    449,246    197,500    65,779       390,156     26,955
Committee - SCANA Corp.
-----------------
(1)  Reflects actual salary paid in 1997 from SCANA and its subsidiaries.
(2)  Payments under the Performance Incentive Plan described hereafter.
(3)  For 1997, other annual compensation consists of life insurance premiums on policies owned by named executive officers and payments to cover taxes on benefits of $9,521 and $2,699 for Mr. Timmerman; $4,694 and $1,083 for Mr. Skolds; $7,151 and $625 for
     Mr. Bullwinkel; $2,683 and $264 for Mr. Marsh; and $6,886 and $139 for Mr. Darby.
(4)  Payments under the Performance Share Plan described hereafter.
(5)  All other compensation for all named executive officers except Mr. Gressette, consists solely of SCANA contributions to defined contribution plans based on the funding formula applicable to all Company employees.  For Mr. Gressette, all other compensation for 1997 consists of payments under SCANA and its subsidiaries' retirement plans of
     $378,681 and Company contributions to defined contribution plans of $21,269.



     The following table shows the target awards made in 1997, for potential payment in
2000, under the Performance Share Plan for officers of SCANA and its subsidiaries', and estimated future payouts under that plan at threshold, target and maximum levels for the named executive officers named in the Summary Compensation Table on the preceding page.


                    LONG-TERM INCENTIVE PLANS - AWARDS
                            IN LAST FISCAL YEAR
                TARGET AWARDS FOR 1997 TO BE PAID IN 2000

                         Number of    Performance   Estimated Future Payouts Under
                          Shares,      or Other       Non-Stock Price-Based Plans
                         Units or     Period Until
                           Other       Maturation
         Name            Rights (#)    or Payout
                                                     Threshold   Target    Maximum
                                                 ($ or #)   ($ or #)  ($ or #)

W. B. Timmerman      11,030        1997-1999       4,412    11,030     16,545
J. L. Skolds          5,560        1997-1999       2,224     5,560      8,340
G. J. Bullwinkel      3,010        1997-1999       1,204     3,010      4,515
K. B. Marsh           3,010        1997-1999       1,204     3,010      4,515
W. A. Darby           2,040        1997-1999         820     2,040      3,060
L. M. Gressette, Jr.    282        1997-1999         112       282        423



     Payouts will occur when SCANA's Total Shareholder Return ("TSR") is in the top two-thirds of a peer group of utilities, and will vary based on SCANA's ranking against the peer group. Executives earn threshold payouts at the 33rd percentile of three-year performance. Target payouts will be made at the 50th percentile of three-year performance. Maximum payouts will be made when the TSR is at or above the 75th percentile of the peer group. Payments will be made on a sliding scale for performance between threshold and target and target and maximum. No payouts will be earned if performance is at less than the 33rd percentile. Awards are denominated in shares of SCANA Common Stock and may be paid in either stock or cash or a combination of both.

DEFINED BENEFIT PLANS

     In addition to the qualified Retirement Plan for all employees, SCANA has Supplemental Executive Retirement Plans ("SERPs") for certain eligible employees, including officers of its subsidiaries. A SERP is an unfunded plan which provides for benefit payments in addition to those payable under a qualified retirement plan. It maintains uniform application of the Retirement Plan benefit formula and would provide, among other benefits, payment of Retirement Plan formula pension benefits, if any, which exceed those payable under the Internal Revenue Code ("IRC") maximum benefit limitations.

     The following table illustrates the estimated maximum annual benefits payable upon retirement at normal retirement date under the Retirement Plan and the SERPs.

                          Pension Plan Table

      Final                          Service Years
   Average Pay     15         20         25         30         35


    $150,000    $ 41,965   $ 55,953   $ 69,942   $ 83,930  $ 86,668
     200,000      56,965     75,953     94,942    113,930   117,918
     250,000      71,965     95,953    119,942    143,930   149,168
     300,000      86,965    115,953    144,942    173,930   180,418
     350,000     101,965    135,953    169,942    203,930   211,668
     400,000     116,965    155,953    194,942    233,930   242,918
     450,000     131,965    175,953    219,942    263,930   274,168

     500,000     146,965    195,953    244,942    293,930   305,418

     550,000     161,965    215,953    269,942    323,930   336,668
     600,000     176,965    235,953    294,942    353,930   367,918
     650,000     191,965    255,953    319,942    383,930   399,168
     700,000     206,965    275,953    344,942    413,930   430,418
     750,000     221,965    295,953    369,942    443,930   461,668

     800,000     236,965    315,953    394,942    473,930   492,918

     For all the executive officers named in the Summary Compensation Table for 1997, the compensation shown in the column labeled "Salary" of the Summary Compensation Table is covered by the Retirement Plan and/or a SERP. As of December 31, 1997, Messrs. Timmerman, Skolds, Bullwinkel, Marsh and Darby had credited service under the Retirement Plan (or its equivalent under the SERP) of 19, 11, 26, 13 and 29 years, respectively. Mr. Gressette currently is receiving a monthly benefit of $28,380 under the Retirement Plan and a SERP. Benefits are computed based on a straight-life annuity with an unreduced 60% surviving spouse benefit. The amounts in this table assume continuation of the primary Social Security benefits in effect at January 1, 1998, and are not subject to any deduction for Social Security or other offset amounts.

     The Company also has a Key Employee Retention Plan (the "Key Employee Retention Plan") covering officers and certain other executive employees that provides supplemental retirement and/or death benefits for participants. Under the plan, each participant may elect to receive either (i) a monthly retirement benefit for 180 months upon retirement at or after age 65, equal to 25% of the average monthly salary of the participant over his final 36 months of employment prior to age 65, or (ii) an optional death benefit payable monthly to a participant's designated beneficiary for 180 months, in an amount equal to 35% of the average monthly salary of the participant over his final 36 months of employment prior to age
65. In the event of the participant's death prior to age 65, the Company will pay to the participant's designated beneficiary for 180 months, a monthly benefit equal to 50% of such participant's base monthly salary in effect at death.

               All of the executive officers named in the Summary Compensation Table are participating in the plan. Mr. Gressette is receiving an annual benefit of $113,854 under the Key Employee Retention Plan.
The estimated annual retirement benefits payable at age 65, based on projected eligible compensation (assuming increases of 4% per year) to the other persons named in the Summary Compensation Table are as follows: Mr. Timmerman-$170,199; Mr. Skolds-$135,858; Mr.
Bullwinkel-$96,589 ; Mr. Marsh-$119,695 and Mr. Darby-$67,006.

TERMINATION, SEVERANCE AND CHANGE IN CONTROL ARRANGEMENTS

     Since its approval by the Board on December 18, 1996, SCANA Corporation has maintained an Executive Benefit Plan Trust (the "Trust"). The purpose of the Trust and the related plans is to help retain and attract quality leadership in key company positions in the current transitional environment of the electric utility industry. The Trust is used to receive contributions which may be used to pay the deferred compensation benefits of certain directors, executives and other key employees of SCANA and its subsidiaries' in the event of a Change in Control (as defined in the Trust). All the executive officers named in the Summary Compensation Table participate in certain of the plans listed below (the "Plans") which are covered by the Trust.

     (1)  SCANA Corporation Voluntary Deferral Plan
     (2)  SCANA Corporation Supplementary Voluntary Deferral Plan
     (3)  SCANA Corporation Key Employee Retention Plan
     (4)  SCANA Corporation Supplemental Executive Retirement Plan
     (5)  SCANA Corporation Performance Share Plan
     (6)  SCANA Corporation Annual Incentive Plan
     (7)  SCANA Corporation Key Executive Severance Benefits Plan
     (8)  SCANA Corporation Supplementary Key Executive Severance
          Benefits Plan

   The Trust and the Plans provide flexibility to the Company in responding to a Potential Change in Control (as defined in the Trust) depending upon whether the Change in Control would be viewed as being "hostile" or "friendly". This flexibility includes the ability to deposit and withdraw Company contributions up to the point of a Change in Control, and to affect the number of plan participants who may be eligible for benefit distributions upon, or following, a Change in Control. The Plans listed above at items
(7) and (8) cover all the named executive officers (except Mr.
Gressette).

   The Key Executive Severance Benefits Plan is operative as a "single trigger" plan, meaning that upon the occurrence of a "hostile" Change in Control, benefits provided under plans (1)
through (6) above would be distributed in a lump sum.   Under the
terms of the Trust, in the event of a Change in Control that would trigger operation of the Key Executive Severance Benefits Plan, Mr. Gressette would receive immediate payout of all benefits under any of the Plans in which he is then participating.

   In contrast, the Supplementary Key Executive Severance Benefits Plan (the "Supplementary Plan") is operative for a period of twenty-four months following a Change in Control which prior to its occurrence is viewed as being "friendly". In this circumstance, the Key Executive Severance Benefits Plan is inoperative. The Supplementary Plan is a "double trigger" plan that would pay benefits in lieu of those otherwise provided under plans (1) through (6) in either of two circumstances: (a) the participant's involuntary termination of employment without "Just Cause", or (b) the participant's voluntary termination of employment for "Good Reason" (as these terms are defined in the Supplementary Plan).

   Benefit distributions relative to a Change in Control, as to which either the Key Executive Severance Benefits Plan or the Supplementary Plan is operative, will be grossed up to include estimated federal, state and local income taxes and any applicable excise taxes owed by Plan participants on those benefits, and paid in a lump sum. The benefit distributions would also be calculated so as to include, in addition to other benefits:

               (a) Three times the sum of: (1) the officer's annual base salary in effect as of the Change in Control and (2) the larger of
(i) the officer's full targeted annual incentive opportunity in effect as of the Change in Control under the Annual Incentive Plan, or (ii) the officer's average of actual annual incentive bonuses received during the prior three years under the Annual Incentive
Plan; and

               (b) an amount equal to the projected cost for coverage for three full years following the Change in Control as though the officer had continued to be a Company employee with respect to medical coverage, long-term disability coverage and either Life Plus (a special life insurance program combining whole life and term coverages) or group term life coverage in accordance with the officer's actual election, in each case so as to provide substantially the same level of coverage and benefits as the officer enjoyed as of the date of the Change in Control.

   Benefit distributions pertaining to the Voluntary Deferral Plan would be calculated as of the date of the Change in Control inclusive of interest provided under the plan through such date, and benefits pertaining to the Supplementary Voluntary Deferral Plan would be calculated to include any implied dividends accruable under the plan through the date of the Change in Control.

   Benefit distributions pertaining to the Key Employee Retention
Plan would be calculated inclusive of projected increases to each participant's base salary using a fixed, market competitive rate as though the participant had reached the earlier of age 65 or completed 35 years of service.

   Benefit distributions pertaining to the Supplemental Executive Retirement Plan would be calculated as an actuarial equivalent through the date of the Change in Control with three additional years of compensation at the participant's rate then in effect as though the participant had attained age 65 and completed 35 years of benefit service as of the date of the Change in Control and without any early retirement or other actuarial reductions, which benefit would then be reduced by the actuarial equivalent of the participant's qualified plan benefit amount under the Retirement Plan.

   Benefit distributions pertaining to the Performance Share Plan would be equal to 100% of the targeted award as granted for all performance periods which are not yet completed as of the date of the Change in Control. Benefit distributions pertaining to the Annual Incentive Plan would be equal to 100% of the target award.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1997, no officer, employee or former officer of SCANA or any of its subsidiaries served as a member of the Long-Term Compensation Committee or the Performance Committee, except Mr. Gressette who served as an ex-officio, non-voting member of the Performance Committee until his retirement in February 1997 and as a member of the Long-Term Compensation Committee following his retirement, and Mr. Timmerman who has been an ex-officio, non-voting member of the Performance Committee since March 1, 1997. Although Mr. Gressette and Mr. Timmerman served as members of the Performance Committee during 1997, neither participated in any of its decisions concerning executive officer compensation. As a member of the Long-Term Compensation Committee following his retirement, Mr. Gressette participated in the decisions regarding target awards made in 1997 under the Performance Share Plan.

     Since January 1, 1997, SCANA and its subsidiaries including the Company have engaged in business transactions with entities with which Mr. Amick (a member of the Performance Committee and the Long-Term Compensation Committee), Mr. Chapman (Chairman of both the Performance Committee and the Long-Term Compensation Committee) and Mr. McMaster (a member of the Long-Term Compensation Committee) are related.

     Mr. Amick is the owner of Team Amick Motor Sports, a business that owns and operates a NASCAR sanctioned racing car. This car participates in the Busch Grand National Racing Series. SCANA has entered into a shared sponsorship agreement with Team Amick Motor Sports pursuant to which SCANA will receive promotional considerations associated with NASCAR racing for an annual fee of $500,000.

     Mr. Chapman was Chairman of NationsBank South, a division of NationsBank Corporation until his retirement on June 30, 1997. Since January 1, 1997, SCANA has engaged in various transactions in which affiliates of NationsBank Corporation acted as lender or provider of lines of credit or credit support to SCANA and its subsidiaries. The amount paid during 1997, by SCANA and its subsidiaries to NationsBank Corporation affiliates on account of such transactions was $361,870. In addition, during 1997, a NationsBank Corporation affiliate and a SCANA subsidiary have engaged in options and futures transactions and forward contracts relating to forecasted natural gas production. The amount paid during 1997, by a SCANA subsidiary to NationsBank Corporation affiliates on account of such transactions was $7,602,582. It is anticipated that similar transactions will continue in the future.

     Mr. McMaster is the President and Manager of Winnsboro Petroleum Company. Purchases from Winnsboro Petroleum Company totaling $61,819 for petroleum products were made during 1997, by the Company and its subsidiaries. It is anticipated that similar transactions will continue.

Compensation of Directors

     Fees. During 1997, directors who were not employees of the Company were paid $17,600 annually for services rendered as directors of SCANA and its subsidiaries, including the Company, $1,800 for each Board meeting attended and $850 for attendance at a committee meeting which is not held on the same day as a regular meeting of the Board. The fee for attendance at a telephone conference meeting is $200. The fee for attendance at a conference is $850. In addition, directors are paid, as part of their compensation, travel, lodging and incidental expenses related to attendance at meetings and conferences. The Board of Directors approved a plan effective January 1, 1997, whereby non-employee directors receive on a quarterly basis, 41% of their retainer in shares of SCANA common stock. The purpose of the plan is to promote the achievement of long-term objectives of SCANA by linking the personal interests of the non-employee directors to those of SCANA's shareholders by paying a portion of director compensation in stock. The Company believes this linkage will further promote the achievement of its long-term objectives.

     Directors who are employees of SCANA or its subsidiaries receive no compensation for serving as directors or attending meetings.

               In addition to regular director fees which he began to receive following his retirement, Mr. Gressette, as a Company retiree, received the retirement benefits described in the Summary
Compensation Table on page 64.

     Deferral Plan. SCANA has a plan (the "Voluntary Deferral Plan") pursuant to which directors may defer all or a portion of their fees paid to them in cash for services rendered and meeting attendance. Interest is earned on the deferred amounts at a rate set by the Management Development and Corporate Committee (the Performance Committee). Since January 1, 1997, the rate has been set at the announced prime rate of Wachovia Bank, N. A. Mr. Cassels and Mr. Rhodes were the only directors participating in the plan during 1997. Mr. Cassels became a participant in January 1994, and Mr. Rhodes in July 1987. Interest credited to their deferral accounts during 1997, was $8,609 and $27,228, respectively.

     Endowment Plan. Upon election to a second term, each director becomes eligible to participate in the Directors' Endowment Plan, which provides for the Company to make a tax deductible, charitable contribution totaling $500,000 to institutions of higher education designated by the SCANA director. A portion is contributed upon retirement of the director and the remainder upon the director's death. The plan is funded in part through insurance on the lives of the directors. Designated in-state institutions of higher education must be approved by the Chief Executive Officer. Any out-of-state designation must be approved by the Performance Committee. The designated institutions are reviewed on an annual basis by the Chief Executive Officer to assure compliance with the intent of the program. The plan is intended to reinforce the commitment to quality higher education and is intended to enhance the ability to attract and retain qualified board members.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The table set forth below indicates the shares of SCANA's common stock beneficially owned as of March 10, 1998 by each director, each of the persons named in the Summary Compensation
Table on page 64 (the "Named Executive Officer"), the directors and current executive officers of the Company as a group.

                   SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Amount and Nature   Name of Beneficial Amount and Nature
     Owner           of Ownership   1        Owner          of Ownership   1
B. L. Amick              3,355         W. Hayne Hipp            3,145
J. A. Bennett              669         K. M. Marsh              9,760
W. B. Bookhart, Jr.     17,973         F. C. McMaster           5,975
G. J. Bullwinkel        20,167         L. M. Miller             1,281
W. T. Cassels, Jr.       2,355         J. B. Rhodes             9,052
H. M. Chapman            6,345         J. L. Skolds             9,473
W. A. Darby             23,336         M. K. Sloan                581
E. T. Freeman            4,675         W. B. Timmerman         28,567
L. M. Gressette, Jr.    59,352

All directors and executive officers as a group (17 persons) TOTAL  206,061.
TOTAL PERCENT OF CLASS                                                 0.2%

----------
1 Includes shares owned by close relatives, the beneficial ownership of which is disclaimed by the director, nominee or Named Executive Officers, as follows:

      Mr. Amick - 480;  Mr. Bookhart - 5,029;  Mr. Gressette -
1,060; and Mr. McMaster - 2,000; and by all directors, nominees and current executive officers - 8,569 in total.

Includes shares purchased through December 31, 1997, but not thereafter, by the Trustee under the Company's Stock Purchase-
Savings Plan (the Savings Plan).

     The information set forth above as to the security ownership of common stock has been furnished to the Company by such persons.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding certain relationships and related transactions, see Item 11, "Compensation Committee Interlocks and
Insider Participation."

                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

Financial Statements and Schedules

     See Index to Consolidated Financial Statements and
Supplementary Data on page 33.


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


(REGISTRANT)      SOUTH CAROLINA ELECTRIC & GAS COMPANY



BY (SIGNATURE)    s/J. L. Skolds
(NAME AND TITLE)  J. L. Skolds, President and Chief
                  Operating Officer
DATE              February 17, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



(i) Principal executive officer:



BY (SIGNATURE)    s/W. B. Timmerman
(NAME AND TITLE)  W. B. Timmerman Chairman of the Board,
                  Chief Executive Officer and Director
DATE              February 17, 1998


(ii) Principal financial officer:



BY (SIGNATURE)    s/K. B. Marsh
(NAME AND TITLE)  K. B. Marsh, Chief Financial Officer
DATE              February 17, 1998


(iii) Principal accounting officer:



BY (SIGNATURE)    s/J. E. Addison
(NAME AND TITLE)  J. E. Addison, Vice President and Controller
DATE              February 17, 1998




BY (SIGNATURE)    s/B. L. Amick
(NAME AND TITLE)  B. L. Amick, Director
DATE              February 17, 1998




BY (SIGNATURE)    s/J. A. Bennett
(NAME AND TITLE)  J. A. Bennett, Director
DATE              February 17, 1998

BY (SIGNATURE)    s/W. B. Bookhart, Jr.
(NAME AND TITLE)  W. B. Bookhart, Jr., Director
DATE              February 17, 1998



BY (SIGNATURE)    s/W. T. Cassels, Jr.
(NAME AND TITLE)  W. T. Cassels, Jr., Director
DATE              February 17, 1998



BY (SIGNATURE)    s/H. M. Chapman
(NAME AND TITLE)  H. M. Chapman, Director
DATE              February 17, 1998



BY (SIGNATURE)    s/E. T. Freeman
(NAME AND TITLE)  E. T. Freeman, Director
DATE              February 17, 1998



BY (SIGNATURE)    s/L. M. Gressette, Jr.
(NAME AND TITLE)  L. M. Gressette, Jr., Director
DATE              February 17, 1998



BY (SIGNATURE)    s/W. Hayne Hipp
(NAME AND TITLE)  W. Hayne Hipp, Director
DATE              February 17, 1998



BY (SIGNATURE)    s/F. C. McMaster
(NAME AND TITLE)  F. C. McMaster, Director
DATE              February 17, 1998



BY (SIGNATURE)    s/L. M. Miller
(NAME AND TITLE)  L. M. Miller, Director
DATE              February 17, 1998


BY (SIGNATURE)    s/J. B. Rhodes
(NAME AND TITLE)  J. B. Rhodes, Director
DATE              February 17, 1998




BY (SIGNATURE)    s/M. K. Sloan
(NAME AND TITLE)  M. K. Sloan, Director
DATE              February 17, 1998

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                               EXHIBIT INDEX                      Numbered
Number                                                             Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on December 15, 1993
          (Exhibit 3-A to Form 10-Q for the quarter
          ended June 30, 1994, File No. 1-3375)....................   #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File No. 1-3375)....   #
       C. Articles of Amendment, dated November 9, 1994
          (Exhibit 3-C to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)......................   #
       D. Articles of Amendment, dated December 9, 1994
          (Exhibit 3-D to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)......................   #
       E. Articles of Correction, dated January 17, 1995
          (Exhibit 3-E to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)......................   #
       F. Articles of Amendment, dated January 13, 1995
          and filed January 17, 1995 (Exhibit 3-F to
          Form 10-K for the year ended December 31, 1994,
          File No. 1-3375).........................................   #
       G. Articles of Amendment dated March 31, 1995
          (Exhibit 3-G to Form 10-Q for the quarter
          ended March 31, 1995, File No. 1-3375)...................   #
       H. Articles of Correction - Amendment to Statement
          filed March 31, 1995, dated December 13, 1995
          (Exhibit 3-H to Form 10-K for the year ended
          December 31. 1995, File No. 1-3375)......................   #
       I. Articles of Amendment dated December 13, 1995
          (Exhibit 3-I to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)......................   #
       J. Copy of By-Laws of the Company as revised and
          amended on December 17, 1997 (Filed herewith)............  77
       K. Articles of Amendment dated February 18, 1997
          (Exhibit 3-L to Registration Statement No. 333-24919)....   #
       L. Articles of Amendment dated February 21, 1997
          (Exhibit 3-L to Form 10-Q for the quarter ended
          March 31, 1997)..........................................   #
       M. Articles of Amendment dated April 22, 1997
          (Exhibit 3-M to Form 10-Q for the quarter
          ended June 30, 1997).....................................   #

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

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY
Exhibit Index (Continued)
                                                                Sequentially
                                                                  Numbered
Number                                                              Pages

4. (continued)
       C. Fifth through Fifty-second Supplemental Indentures
          to Indenture referred to in Exhibit 4A dated as
          of the dates indicated below and filed as
          exhibits to the Registration Statements and
          1934 Act reports whose file numbers are set
          forth below.....................................................   #
          December 1, 1950   Exhibit 2-D to Registration No. 2-26459
          July 1, 1951       Exhibit 2-E to Registration No. 2-26459
          June 1, 1953       Exhibit 2-F to Registration No. 2-26459
          June 1, 1955       Exhibit 2-G to Registration No. 2-26459
          November 1, 1957   Exhibit 2-H to Registration No. 2-26459
          September 1, 1958  Exhibit 2-I to Registration No. 2-26459
          September 1, 1960  Exhibit 2-J to Registration No. 2-26459
          June 1, 1961       Exhibit 2-K to Registration No. 2-26459
          December 1, 1965   Exhibit 2-L to Registration No. 2-26459
          June 1, 1966       Exhibit 2-M to Registration No. 2-26459
          June 1, 1967       Exhibit 2-N to Registration No. 2-29693
          September 1, 1968  Exhibit 4-O to Registration No. 2-31569
          June 1, 1969       Exhibit 4-C to Registration No. 33-38580
          December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
          June 1, 1970       Exhibit 4-R to Registration No. 2-37363
          March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
          January 1, 1972    Exhibit 4-C to Registration No. 33-38580
          July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
          May 1, 1975        Exhibit 4-C to Registration No. 33-38580
          July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
          February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
          December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
          March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
          May 1, 1977        Exhibit 4-C to Registration No. 33-38580
          February 1, 1978   Exhibit 4-C to Registration No. 33-38580
          June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
          April 1, 1979      Exhibit 4-C to Registration No. 33-38580
          June 1, 1979       Exhibit 4-C to Registration No. 33-38580
          April 1, 1980      Exhibit 4-C to Registration No. 33-38580
          June 1, 1980       Exhibit 4-C to Registration No. 33-38580
          December 1, 1980   Exhibit 4-C to Registration No. 33-38580
          April 1, 1981      Exhibit 4-D to Registration No. 33-49421
          June 1, 1981       Exhibit 4-D to Registration No. 2-73321
          March 1, 1982      Exhibit 4-D to Registration No. 33-49421
          April 15, 1982     Exhibit 4-D to Registration No. 33-49421
          May 1, 1982        Exhibit 4-D to Registration No. 33-49421
          December 1, 1984   Exhibit 4-D to Registration No. 33-49421
          December 1, 1985   Exhibit 4-D to Registration No. 33-49421
          June 1, 1986       Exhibit 4-D to Registration No. 33-49421
          February 1, 1987   Exhibit 4-D to Registration No. 33-49421
          September 1, 1987  Exhibit 4-D to Registration No. 33-49421
          January 1, 1989    Exhibit 4-D to Registration No. 33-49421
          January 1, 1991    Exhibit 4-D to Registration No. 33-49421
          February 1, 1991   Exhibit 4-D to Registration No. 33-49421
          July 15, 1991      Exhibit 4-D to Registration No. 33-49421
          August 15, 1991    Exhibit 4-D to Registration No. 33-49421
          April 1, 1993      Exhibit 4-E to Registration No. 33-49421
          July 1, 1993       Exhibit 4-D to Registration No. 33-57955
      D.  Indenture dated as of April 1, 1993 from South Carolina
          Electric & Gas Company to NationsBank of Georgia, National Association (Filed as Exhibit 4-F to Registration
          Statement No. 33-49421).........................................   #
      E.  First Supplemental Indenture to Indenture referred to
          in 4-D dated as of June 1, 1993 (Filed as Exhibit 4-G
          to Registration Statement No. 33-49421).........................   #

# Incorporated herein by reference as indicated.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY
                               EXHIBIT INDEX

Exhibit Index (Continued)
                                                                Sequentially
                                                                  Numbered
Number                                                              Pages
      F.  Second Supplemental Indenture to Indenture referred to in 4-D dated as of June 15, 1993 (Filed as Exhibit 4-G
          to Registration Statement No. 33-57955).........................   #
      G.  Trust Agreement for SCE&G Trust I (Filed herewith)..............   93
      H.  Certificate of Trust for SCE&G Trust I (Filed herewith).........   96
      I.  Form of Junior Subordinated Indenture for SCE&G Trust I
          (Filed herewith)................................................   97
      J.  Form of Guarantee Agreement for SCE&G Trust I (Filed
          herewith).......................................................   177
      K.  Form of Amended & Restated Trust Agreement for SCE&G
          Trust I (Filed herewith)........................................   198

   9.   Voting Trust Agreement
        Not Applicable

   10.  Material Contracts
        A.  Copy of Supplemental Executive Retirement Plan
            (Exhibit 10-A to Form 10-K for the year ended
            December 31, 1980)............................................   276

   11.  Statement Re Computation of Per Share Earnings
        Not Applicable

   12.  Statement re Computation of Ratios (Filed herewith)................  295

   13.  Annual Report to Security Holders, Form 10-Q or
        Quarterly Report to Security Holders
        Not Applicable

   16.  Letter Re Change in Certifying Accountant
        Not Applicable

   18.  Letter Re Change in Accounting Principles
        Not Applicable

   21.  Subsidiaries of the Registrant
        Not Applicable

   22.  Published Report Regarding Matters Submitted to
        Vote of Security Holders
        Not Applicable

   23.  Consents of Experts and Counsel
        Consent of Deloitte & Touche LLP...................................  299

   24.