Form 10-Q
period 1998-03-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1998-05-14
CIK 91882

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549



                                    FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   March 31, 1998


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

     As of March 31, 1998,  there were issued and outstanding
40,296,147   shares of the registrant's common stock, $4.50  par
value, all of which were held, beneficially and of record, by SCANA
Corporation.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                  INDEX


PART I.  FINANCIAL INFORMATION                                            Page

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of March 31, 1998
            and December 31, 1997....................................      3

            Consolidated Statements of Income and Retained Earnings
            for the Periods Ended March 31, 1998 and 1997............      5

            Consolidated Statements of Cash Flows for the Periods
            Ended March 31, 1998 and 1997............................      6

            Notes to Consolidated Financial Statements...............      7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     10

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk.     16

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................     16

   Item 6.  Exhibits and Reports on Form 8-K..........................     16

Signatures............................................................     17

Exhibit Index.........................................................     18


                                            PART I
                                      FINANCIAL INFORMATION
Item 1.  Financial Statements.


                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                            As of March 31, 1998 and December 31, 1997
                                          (Unaudited)

                                                            March 31,      December 31,
                                                              1998             1997
                                                              (Millions of Dollars)

ASSETS
Utility Plant:
  Electric.............................................      $4,020            $4,020
  Gas..................................................         353               353
  Other................................................          84                84
    Total..............................................       4,457             4,457
  Less accumulated depreciation and amortization.......       1,443             1,421
    Total..............................................       3,014             3,036
  Construction work in progress........................         269               221
  Nuclear fuel, net of accumulated amortization........          49                53
      Utility Plant, Net...............................       3,332             3,310

Nonutility Property and Investments, net of
  accumulated depreciation.............................          17                17

Current Assets:
  Cash and temporary cash investments..................          20                 6
  Receivables - customer and other.....................         166               165
  Inventories (at average cost):
    Fuel...............................................          29                23
    Materials and supplies.............................          47                48
  Prepayments..........................................          13                10
  Deferred income taxes................................          21                21
      Total Current Assets.............................         296               273

Deferred Debits:
  Emission allowances..................................          31                31
  Environmental........................................          29                32
  Nuclear plant decommissioning fund...................          51                49
  Pension asset, net...................................          83                82
  Other................................................         267               260
      Total Deferred Debits............................         461               454
                 Total.................................      $4,106            $4,054


See notes to consolidated financial statements.













                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                         As of March 31, 1998 and December 31, 1997
                                         (Unaudited)

                                                            March 31,       December 31,
                                                              1998              1997
                                                               (Millions of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity.........................................      $1,468           $1,447
  Preferred Stock (not subject to purchase or sinking
    funds)..............................................         106              106
      Total Stockholders' Investment....................       1,574            1,553
Preferred Stock, net (subject to purchase or
  sinking funds)........................................          12               12
Company - Obligated Mandatorily Redeemable Preferred
  Securities of the Company's Subsidiary Trust, SCE&G
  Trust I holding solely $50 million, principal amount
  of 7.55% of Junior Subordinated Debentures of the
  Company, due 2027.....................................          50               50

Long-term debt, net.....................................       1,260            1,262
        Total Capitalization............................       2,896            2,877

Current Liabilities:
  Short-term borrowings.................................          57               13
  Current portion of long-term debt.....................          48               48
  Accounts payable......................................          50               53
  Accounts payable - affiliated companies...............          27               32
  Customer deposits.....................................          17               16
  Taxes accrued.........................................          30               45
  Interest accrued......................................          25               22
  Dividends declared....................................          39               58
  Other.................................................           8                7
        Total Current Liabilities.......................         301              294

Deferred Credits:
  Deferred income taxes.................................         559              539
  Deferred investment tax credits.......................          89               89
  Reserve for nuclear plant decommissioning.............          51               49
  Postretirement benefits...............................          64               61
  Other.................................................         146              145
        Total Deferred Credits..........................         909              883
                 Total .................................      $4,106           $4,054


See notes to consolidated financial statements.








                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     For the Periods Ended March 31, 1998 and 1997
                                     (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                               1998        1997
                                                            (Millions of Dollars)
 OPERATING REVENUES:
   Electric................................................    $270        $253
   Gas.....................................................      88          84
   Transit.................................................       -           -
        Total Operating Revenues...........................     358         337

 OPERATING EXPENSES:
   Fuel used in electric generation........................      43          38
   Purchased power (including
     affiliated purchases).................................      26          24
   Gas purchased from affiliate
     for resale............................................      49          48
   Other operation.........................................      56          52
   Maintenance.............................................      18          15
   Depreciation and amortization...........................      26          35
   Income taxes............................................      33          28
   Other taxes.............................................      24          24
        Total Operating Expenses...........................     275         264

 OPERATING INCOME..........................................      83          73

 OTHER INCOME:
   Allowance for equity funds used
     during construction...................................       2           2
        Total Other Income.................................       2           2

 INCOME BEFORE INTEREST CHARGES............................      85          75

 INTEREST CHARGES (CREDITS):
   Interest expense........................................      24          24
   Other interest expense..................................       2           2
   Allowance for borrowed funds
     used during construction..............................      (2)         (1)
        Total Interest Charges, net........................      24          25

INCOME BEFORE PREFERRED DIVIDEND REQUIREMENTS
  ON MANDATORILY REDEEMABLE PREFERRED
  SECURITIES                                                     61          50
PREFERRED DIVIDEND REQUIREMENT OF COMPANY
  - OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                            1           -

 NET INCOME................................................      60          50
 Preferred Stock Cash Dividends
   (at stated rates).......................................      (2)         (1)
 Earnings Available for Common Stock.......................      58          49
 Retained Earnings at Beginning
   of Period...............................................     438         415
 Common Stock Cash Dividends
   Declared................................................     (37)        (34)
 Retained Earnings at End of Period........................    $459        $430

See notes to consolidated financial statements.




                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Periods Ended March 31, 1998 and 1997
                                      (Unaudited)
                                                            Three Months Ended
                                                                March 31,
                                                           1998           1997
                                                          (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................    $ 60           $ 50
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................      26             35
    Amortization of nuclear fuel.......................      41              6
    Deferred income taxes, net.........................      20             17
    Pension asset......................................      (1)            (4)
    Postretirement benefits............................       3              3
    Allowance for funds used during construction.......      (4)            (3)
    Over collections, fuel adjustment clause...........      16             17
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables...............       1             13
      (Increase) decrease in inventories...............      (5)            (2)
      Increase (decrease) in accounts payable..........      (9)           (28)
      Increase (decrease) in taxes accrued.............     (15)           (27)
    Other, net.........................................     (21)             4
Net Cash Provided From Operating Activities............     112             81

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC...........................     (82)           (40)
  Nonutility property and investments..................       -             (4)
Net Cash Used For Investing Activities.................     (82)           (44)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Equity contributions from parent...................       -             12
  Repayments:
    Preferred stock....................................       -             (2)
  Dividend payments:
    Common stock.......................................     (56)           (35)
    Preferred stock....................................      (2)            (1)
  Short-term borrowings, net...........................      44              9
  Fuel and emission allowance financings, net..........      (2)             3
Net Cash Used For Financing Activities.................     (16)           (14)

NET DECREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS.....................................      14             23
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......       6              5
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31........    $ 20           $ 28

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $2 and $1 for 1998
                   and 1997, respectively).............    $ 21           $ 22
                - Income taxes.........................     (20)            (4)


See notes to consolidated financial statements.


              SOUTH CAROLINA ELECTRIC & GAS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1998
                          (Unaudited)

     The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1997. These are interim financial statements and, because of temperature variations between seasons of the year, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Note 2, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       A.  Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of March 31, 1998, approximately $236 million and $68 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $118 million and $52 million, respectively. The electric and gas regulatory assets of approximately $80 million and $35 million, respectively (excluding deferred income tax assets) are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $37 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

       B.  Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the 1998 presentation.

2.     RATE MATTERS

       On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was
       implemented in January 1997.   The PSC authorized a return on
       common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the
       amortization periods to allow recovery by the   end  of  the
       year 2000. The Company's request to shift, for ratemaking purposes, approximately

       $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the South Carolina Supreme Court. In March 1998, the Company, the PSC and the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized the Company to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates. The remaining intervenor continues to contest establishment of the Storm Damage Reserve Account and the authorized return on common equity. The Supreme Court heard the case in April 1998 and is expected to issue a ruling by July 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any significant adverse change in the rate order is likely.
       The Federal Energy Regulatory Commission (FERC) had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

3.  RETAINED EARNINGS:

        The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At March 31, 1998 approximately $21.8 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

4.   CONTINGENCIES:

                 With respect to commitments at March 31, 1998, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Contingencies at March 31, 1998 are as follows:

                 A.  Nuclear Insurance

       The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $8.9 billion. Each reactor licensee is currently liable for up to $79.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of the V. C. Summer Nuclear Station (Summer Station), would be approximately $52.9 million per incident, but not more than $6.7 million per year.

       The Company currently maintains policies (for itself and on behalf of the PSA) with Nuclear Electric Insurance Limited
       (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $2.0 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium assessment not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $5.1 million.

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

     B.  Environmental

The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts are deferred (approximately $29 million) and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The deferral includes the costs estimated to be associated with the matters discussed below.

           In September 1992, the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were the locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added before cleanup is initiated. The Potentially Responsible Parties (PRPs) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and the EPA conditionally approved a Remedial Investigation Report in March 1997. Although the Company is continuing to investigate cost-effective clean-up methodologies, further work is pending EPA approval of the final draft of the Remedial Investigation Report.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


               SOUTH CAROLINA ELECTRIC & GAS COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy in areas served by the Company, (4) the impact of competition from other energy suppliers, (5) the management of the Company's operations (6) growth opportunities for the Company's regulated and diversified subsidiaries, (7) the results of financing efforts, (8) changes in the Company's accounting policies, (9) weather conditions in areas served by the Company, (10) performance of the telecommunications companies in which the Company has made significant investments, (11) inflation, (12) changes in environmental regulations and (13) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

Competition

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, the future prices of electricity, and the regulatory actions which may be taken by the PSC and FERC in response to the changing environment cannot be predicted. However, the FERC, in issuing Order 888 in April 1996, accelerated competition among electric utilities by providing for open access to wholesale transmission service. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately two percent of the Company's electric revenue is under FERC jurisdiction for the purpose of setting rates for wholesale service. Legislation is pending in South Carolina that would deregulate the state's retail electric market and enable customers to choose their supplier of electricity. The Company is not able to predict whether the legislation will be enacted and, if it is, the conditions it will impose on utilities that currently operate in the state and future market participants.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. The Company has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels and the accelerated recovery of the Company's electric regulatory assets. The Company has also established open access transmission tariffs and is selling bulk power to wholesale customers at market-based rates. Significant new customer and management information systems will be implemented in 1998. Marketing of services to commercial and industrial customers has been increased significantly. The Company has obtained long term power supply contracts with a significant portion of its industrial customers. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations if a write-off is required to be recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $236 million and $68 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $118 million and $52 million, respectively, on its balance sheet at March 31, 1998.

     The Company's generation assets would be exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, the Company could be required to write down its investment in these assets. The Company cannot predict whether any write-downs will be necessary and, if they are, the extent to which they would adversely affect the Company's results of operations in the period in which they are recorded. As of March 31, 1998, the Company's net investment in fossil\hydroelectric generation and nuclear generation assets was $985.5 million and $647.7 million, respectively.

    Material Changes in Capital Resources and Liquidity
              Since December 31, 1997

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

     On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was
implemented in January 1997.   The PSC authorized a return on
common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the South Carolina Supreme Court. In March 1998, the Company, the PSC and the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized the Company to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates. See "Results of Operations - Earnings and Dividends." The remaining intervenor continues to contest establishment of the Storm Damage Reserve Account and the authorized return on common equity. The Supreme Court heard the case in April 1998 and is expected to issue a ruling by July 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any significant adverse change in the rate order is likely. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the three months ended March 31, 1998 and 1997:


                                                  Three Months Ended
                                                       March 31,
                                                   1998         1997
                                                 (Millions of Dollars)

Net cash provided from operating activities        $112         $ 81
Net cash used for financing activities              (16)         (14)
Cash and temporary cash investments available
  at the beginning of the period                      6            5
Net cash available for utility property
  additions and construction expenditures          $102         $ 72

Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                     $ 82         $ 40

     On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with the Company. In consideration for the electric franchise agreement, the Company is paying the City $25 million over seven years (1996-2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against the Company involving the Calhoun Park area, where the Company and its predecessor companies operated a manufactured gas plant until the 1960's, the Company is paying the City $26 million over a four-year period (1996-1999). As part of the environmental settlement, the Company has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

     SCANA Corporation, the Company's parent, and Westvaco Corporation have formed a limited liability company, Cogen South LLC, to build and operate a $170 million cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The facility will provide industrial process steam for the Westvaco paper mill and shaft horsepower to enable the Company to generate up to 99 megawatts of electricity. Construction financing is being provided to Cogen South LLC by banks. In addition to the cogeneration LLC, Westvaco has entered into a 20-year contract with the Company for all its electricity requirements at the North Charleston mill at the Company's standard industrial
rate.   Construction of the plant began in September 1996 and it is expected to be operational in the fall of 1998.

     The Company anticipates that the remainder of its 1998 cash requirements will be met through internally generated funds, the sales of additional equity securities, additional equity contributions from SCANA and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate resources of financings to meet its projected cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended March 31, 1998 was 4.05.

     The year 2000 issue could have a material impact on the operations of the Company if required modifications and conversions are not made to ensure that all system software and equipment with embedded processors are date code compliant. The Company has formed a steering committee to direct the resolution of this major issue. The steering committee, which reports to the senior officers of the Company and to the board of directors, is chaired by the chief financial officer of the Company and is comprised of officers representing all operational areas. Reporting to the committee are a group of full time project managers who are responsible for addressing year 2000 issues and coordinating the required assessment and remediation efforts.

     The Company has completed an initial inventory of impacted information systems applications, operating software, hardware and embedded processors. A risk prioritization of these systems was completed to determine the Company's critical systems. The Company has begun the assessment process to determine which systems have year 2000 compliance issues. All required remediation efforts on
critical systems are expected to be completed by mid-1999.   The
cost of the project is not expected to have a material impact on the results of operations, financial position or cash flows of the Company.

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

     The Company is communicating with all of its significant suppliers to determine the extent to which the Company is vulnerable to those suppliers' failure to remediate their own year 2000 issue. The extent to which significant customers have resolved the year 2000 issue, and the resulting impact on the demand for the Company's products, is not determinable. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems, could have a material adverse effect on the results of operations, financial position or cash flows of the Company.

              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                     Results of Operations
            For the Three Months ended March 31, 1998
         As Compared to the Corresponding Periods in 1997

Earnings and Dividends

     Net income for the three months ended March 31, 1998 increased approximately $9.5 million when compared to the corresponding period in 1997. Higher electric and gas margins more than offset the impact of higher operating costs. Net income for the current period includes a one-time, after-tax adjustment to depreciation expense of approximately $5.5 million related to a change in depreciation rates retroactive to February 1996. This change in rates is a result of a reversal of a $257 million shift of depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996. See "Liquidity and Capital Resources."

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4% of income before income taxes for the three months ended March 31, 1998 and 1997, respectively.

     On February 17, 1998 the Company's Board of Directors authorized the payment of a dividend on common stock of approximately $36.9 million for the quarter ended March 31, 1998. The dividend was paid on April 1, 1998 to SCANA.

     On April 23, 1998 the Company's Board of Directors authorized the payment of a dividend on common stock of approximately $37.7 million for the quarter ended June 30, 1998. The dividend is payable on July 1, 1998 to SCANA.

Sales Margins

     The change in the electric sales margin for the three months ended March 31, 1998, when compared to the corresponding periods in 1997, was as follows:


                                                            Three Months
                                                        Change    % Change
                                                      (Millions)

Electric operating revenues                              $16.7        6.6
Less:  Fuel used in electric generation                    4.9       12.8
       Purchased power                                     1.6        6.6
Margin                                                   $10.2        5.4
   The electric sales margin increased for the three months ended
March 31, 1998 when compared to the corresponding period in 1997 primarily as a result of colder weather and customer growth.

     The change in the gas sales margin for the three months ended March 31, 1998, when compared to the corresponding period in 1997, was as follows:


                                                            Three Months
                                                          Change    % Change
                                                        (Millions)


Gas operating revenues                                    $3.8          4.5
Less:  Gas purchased for resale                            1.2          4.5
Margin                                                    $2.6          7.0

     The gas sales margin increased for the three months ended March 31, 1998, when compared to the corresponding period in 1997 primarily as a result of colder weather, increased negotiated contract markups and increased interruptible sales attributable to fewer curtailments.

 Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three months ended March 31, 1998 when compared to the corresponding period in 1997, are presented in the following table:


                                                            Three Months
                                                          Change    % Change
                                                       (Millions)

Other operation and maintenance                           $ 7.3        10.9
Depreciation and amortization                              (8.7)      (24.8)
Income taxes                                                5.2        18.6
Total                                                     $ 3.8         2.4

     Other operation and maintenance expenses for the three months ended March 31, 1998 increased from 1997 levels primarily as a result of increases in maintenance costs at electric generating plants and other operating costs. The decrease in depreciation and amortization expenses for the period reflects the non-recurring adjustment to depreciation expense discussed under "Earnings and Dividends." The changes in income tax expense reflect the changes in operating income.

Item 3.  Quantitative and Qualitative Disclosure About Market
Risk

         With regard to the market risk information disclosed in the Company's Annual Report on Form 10-K at December 31,
         1997 there have been no material changes in market risk exposure related to interest rate risk.

                            PART II
                       OTHER INFORMATION


Item 1.  Legal Proceedings

            For information regarding legal proceedings see Note 2 "Rate Matters," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and Note 3
            "Contingencies" of Notes to Consolidated Financial
            Statements appearing in this Quarterly Report on Form 10-Q.

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


                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                        (Registrant)



May 14, 1998              By:  s/Jimmy E. Addison
                               Jimmy E. Addison
                               Vice President and Controller
                               (Chief accounting officer)

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered
Number                                                              Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on December 15, 1993
          (Exhibit 3-A to Form 10-Q for the quarter
          ended June 30, 1994, File No. 1-3375)......................    #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File
          No. 1-3375)
       C. Articles of Amendment, dated November 9, 1994
          (Exhibit 3-C to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       D. Articles of Amendment, dated December 9, 1994
          (Exhibit 3-D to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       E. Articles of Correction, dated January 17, 1995
          (Exhibit 3-E to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       F. Articles of Amendment, dated January 13, 1995
          (Exhibit 3-F to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       G. Articles of Amendment, dated March 31, 1995
          (Exhibit 3-G to Form 10-Q for the quarter
          ended March 31, 1995, File No. 1-3375).....................   #
       H. Articles of Correction - Amendment to Statement
          filed March 31, 1995, dated December 13, 1995
          (Exhibit 3-H to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)........................   #
       I. Articles of Amendment dated December 13, 1995
          (Exhibit 3-I to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)........................   #
       J. Copy of By-Laws of the Company as revised and
          amended on December 17, 1997 (Filed as Exhibit
          4-J to Form 10-K for the year ended
          December 31, 1997, File No. 1-3375)........................   #
       K. Articles of Amendment dated February 18, 1997
          (Exhibit 3-L to Registration Statement No. 333-
          24919)......................................................  #
       L. Articles of Amendment dated February 21, 1997
          (Exhibit 3-L to Form 10-Q for the quarter ended
          March 31, 1997).............................................  #
       M. Articles of Amendment dated April 22, 1997
          (Exhibit 3-M to Form 10-Q for the quarter ended
          June 30, 1997)..............................................  #
       N. Articles of Amendment dated April 9, 1998 (Filed herewith)..  22







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

                SOUTH CAROLINA ELECTRIC & GAS COMPANY

Number
    May 1, 1982        Exhibit 4-D to Registration No. 33-49421
    December 1, 1984   Exhibit 4-D to Registration No. 33-49421
    December 1, 1985   Exhibit 4-D to Registration No. 33-49421
    June 1, 1986       Exhibit 4-D to Registration No. 33-49421
    February 1, 1987   Exhibit 4-D to Registration No. 33-49421
    September 1, 1987  Exhibit 4-D to Registration No. 33-49421
    January 1, 1989    Exhibit 4-D to Registration No. 33-49421
    January 1, 1991    Exhibit 4-D to Registration No. 33-49421
    February 1, 1991   Exhibit 4-D to Registration No. 33-49421
    July 15, 1991      Exhibit 4-D to Registration No. 33-49421
    August 15, 1991    Exhibit 4-D to Registration No. 33-49421
    April 1, 1993      Exhibit 4-E to Registration No. 33-49421
    July 1, 1993       Exhibit 4-D to Registration No. 33-57955
      D.  Indenture dated as of April 1, 1993 from South Carolina
          Electric & Gas Company to NationsBank of Georgia, National Association (Filed as Exhibit 4-F to Registration
          Statement No. 33-49421)......................................  #
      E.  First Supplemental Indenture to Indenture referred to
          in Exhibit 4-D dated as of June 1, 1993 (Filed as
          Exhibit 4-G to Registration Statement No. 33-49421)..........  #
      F.  Second Supplemental Indenture to Indenture referred to in Exhibit 4-D dated as of June 15, 1993 (Filed as
          Exhibit 4-G to Registration Statement No. 33-57955)..........   #
      G.  Trust Agreement for SCE&G Trust I  (Filed as
          Exhibit 4-G to Form 10-K for the year ended
          December 31, 1997)...........................................   #
      H.  Certificate of Trust for SCE&G Trust I (Filed as
          Exhibit 4-H to Form 10-K for the year ended
          December 31, 1997)...........................................   #
      I.  Junior Subordinated Indenture for SCE&G Trust I
          (Filed as Exhibit 4-I to Form 10-K for the year
          ended December 31, 1997).....................................   #
      J.  Guarantee Agreement for SCE&G Trust I
          (Filed as Exhibit 4-J to Form 10-K for the year
          ended December 31, 1997).....................................   #
      K.  Amended & Restated Trust Agreement for SCE&G
          Trust I (Filed as Exhibit 4-K to Form 10-K for the
          year ended December 31, 1997)................................   #

   10.  Material Contracts
        Not Applicable

   11.  Statement Re Computation of Per Share Earnings
        Not Applicable

   15.  Letter Re Unaudited Interim Financial Information
        Not Applicable

   18.  Letter Re Change in Accounting Principles
        Not Applicable





# Incorporated herein by reference as indicated.

                SOUTH CAROLINA ELECTRIC & GAS COMPANY

Number
   19.  Report Furnished to Security Holders
        Not Applicable

   22.  Published Report Regarding Matters Submitted to
        Vote of Security Holders
        Not Applicable

   23.  Consents of Experts and Counsel
        Not Applicable

   24.  Power of Attorney
        Not Applicable

   27.  Financial Data Schedule (Filed herewith)

   99.  Additional Exhibits
        Not Applicable





21