Form 10-Q
period 1998-06-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1998-08-13
CIK 91882

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549



                              FORM 10-Q
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   June 30, 1998

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

Registrant's telephone number, including area code 803) 217-9000


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

     As of June 30, 1998,  there were issued and outstanding
40,296,147 shares of the registrant's common stock, $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                  INDEX


PART I.  FINANCIAL INFORMATION                                            Page

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of June 30, 1998
            and December 31, 1997....................................      3

            Consolidated Statements of Income and Retained Earnings
            for the Periods Ended June 30, 1998 and 1997.............      5

            Consolidated Statements of Cash Flows for the Periods
            Ended June 30, 1998 and 1997.............................      6

            Notes to Consolidated Financial Statements...............      7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     10

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk.     15

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................     15

   Item 6.  Exhibits and Reports on Form 8-K..........................     15

Signatures............................................................     16

Exhibit Index.........................................................     17

                                             PART I
                                      FINANCIAL INFORMATION

Item 1.  Financial Statements.


                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                            As of June 30, 1998 and December 31, 1997
                                          (Unaudited)

                                                             June 30,      December 31,
                                                              1998             1997
                                                              (Millions of Dollars)

ASSETS
Utility Plant:
  Electric.............................................      $4,030            $4,020
  Gas..................................................         354               353
  Other................................................          86                84
    Total..............................................       4,470             4,457
  Less accumulated depreciation and amortization.......       1,474             1,421
    Total..............................................       2,996             3,036
  Construction work in progress........................         309               221
  Nuclear fuel, net of accumulated amortization........          44                53
      Utility Plant, Net...............................       3,349             3,310

Nonutility Property and Investments, net of
  accumulated depreciation.............................          17                17

Current Assets:
  Cash and temporary cash investments..................           6                 6
  Receivables - customer and other.....................         173               165
  Inventories (at average cost):
    Fuel...............................................          32                23
    Materials and supplies.............................          46                48
  Prepayments..........................................          17                10
  Deferred income taxes................................          21                21
      Total Current Assets.............................         295               273

Deferred Debits:
  Emission allowances..................................          31                31
  Environmental........................................          28                32
  Nuclear plant decommissioning fund...................          52                49
  Pension asset, net...................................          86                82
  Other................................................         267               260
      Total Deferred Debits............................         464               454
                 Total.................................      $4,125            $4,054


See notes to consolidated financial statements.







                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                         As of June 30, 1998 and December 31, 1997
                                         (Unaudited)

                                                             June 30,       December 31,
                                                              1998              1997
                                                               (Millions of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity.........................................      $1,472           $1,447
  Preferred Stock (not subject to purchase or sinking
    funds)..............................................         106              106
      Total Stockholders' Investment....................       1,578            1,553
Preferred Stock, net (subject to purchase or
  sinking funds)........................................          12               12
Company - Obligated Mandatorily Redeemable Preferred
  Securities of the Company's Subsidiary Trust, SCE&G
  Trust I holding solely $50 million, principal amount
  of 7.55% of Junior Subordinated Debentures of the
  Company, due 2027.....................................          50               50

Long-term debt, net.....................................       1,255            1,262
        Total Capitalization............................       2,895            2,877

Current Liabilities:
  Short-term borrowings.................................          66               13
  Current portion of long-term debt.....................          48               48
  Accounts payable......................................          51               53
  Accounts payable - affiliated companies...............          21               32
  Customer deposits.....................................          17               16
  Taxes accrued.........................................          48               45
  Interest accrued......................................          22               22
  Dividends declared....................................          40               58
  Other.................................................           7                7
        Total Current Liabilities.......................         320              294

Deferred Credits:
  Deferred income taxes.................................         557              539
  Deferred investment tax credits.......................          88               89
  Reserve for nuclear plant decommissioning.............          52               49
  Postretirement benefits...............................          68               61
  Other.................................................         145              145
        Total Deferred Credits..........................         910              883
                 Total .................................      $4,125           $4,054


See notes to consolidated financial statements.






                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     For the Periods Ended June 30, 1998 and 1997
                                     (Unaudited)
                                                      Three Months Ended  Six Months Ended
                                                           June 30,            June 30,
                                                       1998        1997     1998      1997
                                                               (Millions of Dollars)
 OPERATING REVENUES:
   Electric..........................................  $299        $247     $569      $500
   Gas...............................................    44          41      132       126
   Transit...........................................     -           1        1         1
        Total Operating Revenues.....................   343         289      702       627

 OPERATING EXPENSES:
   Fuel used in electric generation..................    54          40       96        78
   Purchased power (including
     affiliated purchases)...........................    35          27       61        52
   Gas purchased from affiliate
     for resale......................................    29          27       79        75
   Other operation...................................    55          52      111       104
   Maintenance.......................................    21          19       39        34
   Depreciation and amortization.....................    35          35       61        70
   Income taxes......................................    24          16       58        44
   Other taxes.......................................    23          21       47        44
        Total Operating Expenses.....................   276         237      552       501

 OPERATING INCOME....................................    67          52      150       126

 OTHER INCOME:
   Allowance for equity funds used
     during construction.............................     2           1        3         3
        Total Other Income...........................     2           1        3         3

 INCOME BEFORE INTEREST CHARGES......................    69          53      153       129

 INTEREST CHARGES (CREDITS):
   Interest expense on long term debt................    24          24       47        48
   Other interest expense............................     2           1        3         4
   Allowance for borrowed funds
     used during construction........................    (2)         (1)      (3)       (3)

        Total Interest Charges, net..................    24          24       47        49

INCOME BEFORE PREFERRED DIVIDEND REQUIREMENTS
  ON MANDATORILY REDEEMABLE PREFERRED
  SECURITIES                                             45          29      106        80
PREFERRED DIVIDEND REQUIREMENT OF COMPANY
  - OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                    1           -        2         -

 NET INCOME..........................................    44          29      104        80
 Preferred Stock Cash Dividends
   (at stated rates).................................    (2)         (2)      (4)       (4)
 Earnings Available for Common Stock.................    42          27      100        76
 Retained Earnings at Beginning
   of Period.........................................   459         430      438       415
 Common Stock Cash Dividends
   Declared..........................................   (37)        (36)     (74)      (70)
 Retained Earnings at End of Period..................  $464        $421     $464      $421

See notes to consolidated financial statements.




                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Periods Ended June 30, 1998 and 1997
                                      (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                           1998           1997
                                                          (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................    $104           $ 80
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................      61             70
    Amortization of nuclear fuel.......................      10             11
    Deferred income taxes, net.........................      17              8
    Pension asset......................................      (4)            (8)
    Postretirement benefits............................       7              6
    Allowance for funds used during construction.......      (6)            (6)
    Over collections, fuel adjustment clause...........       9             16
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables...............      (8)            19
      (Increase) decrease in inventories...............      (7)            (5)
      (Increase) decrease in prepayments...............      (7)            (8)
      Increase (decrease) in accounts payable..........     (13)           (25)
      Increase (decrease) in taxes accrued.............       3             (9)
    Other, net.........................................     (17)             -
Net Cash Provided From Operating Activities............     149            149

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC...........................     (98)           (95)
  Nonutility property and investments..................       -             (4)
Net Cash Used For Investing Activities.................     (98)           (99)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Equity contributions from parent...................       -             12
    Issuance of preferred stock........................       -             99
  Repayments:
    Preferred stock....................................       -             (2)
    First and refunding mortgage bonds.................       -            (15)
  Dividend payments:
    Common stock.......................................     (93)           (69)
    Preferred stock....................................      (4)            (3)
  Short-term borrowings, net...........................      53            (75)
  Fuel and emission allowance financings, net..........      (7)             2
Net Cash Used For Financing Activities.................     (51)           (51)

NET DECREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS.....................................       -             (1)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......       6              5
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30.........    $  6           $  4

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $3 for 1998 and 1997....    $ 50           $ 50
                - Income taxes.........................       9             22


See notes to consolidated financial statements.


               SOUTH CAROLINA ELECTRIC & GAS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1998
                          (Unaudited)

     The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1997. These are interim financial statements, and the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Note 2, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       A.  Basis of Accounting
                 The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71).
       The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of June 30, 1998, approximately $232 million and $67 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $118 million and $52 million, respectively. The electric and gas regulatory assets
       (excluding deferred income tax assets) of approximately $77 million and $35 million, respectively, are being recovered through rates, and the Public Service Commission of South
       Carolina (PSC) has approved accelerated recovery of approximately $31 million of the electric regulatory assets.
       In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities.
       Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

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

       $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the South Carolina Supreme Court. In March 1998, the Company, the PSC and the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized the Company to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates. The remaining intervenor continues to contest establishment of the Storm Damage Reserve Account and the authorized return on common equity. The Supreme Court heard the case in April 1998 and is expected to issue a ruling during 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any significant adverse change in the rate order is likely.
       The Federal Energy Regulatory Commission (FERC) had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

3.  RETAINED EARNINGS:

       The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At June 30, 1998 approximately $23.5 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

4.   CONTINGENCIES:

       With respect to commitments at June 30, 1998, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Contingencies at June 30, 1998 are as follows:

       A.  Nuclear Insurance

       The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.9 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of the V. C. Summer Nuclear Station (Summer Station), would be approximately $58.7 million per incident, but not more than $6.7 million per year.

       The Company currently maintains policies (for itself and on behalf of the PSA) with Nuclear Electric Insurance Limited
       (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $2.0 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $6.1 million.

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

     B.  Environmental

The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts are deferred (approximately $28 million) and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The deferral includes the costs estimated to be associated with the matters discussed below.

           In September 1992, the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were the locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added before cleanup is initiated. The Potentially Responsible Parties (PRPs) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998.
           A Record of Decision, which outlines the EPA and PRP's agreement as to the extent each PRP is responsible for site contamination and the level to which the site must be remediated, has not been issued. However, in July 1998, the EPA approved the Company's Removal Action Work Plan for soil excavation. Accordingly, the Company is scheduled to begin site soil excavation in August 1998. In addition, the Company is continuing to investigate cost-effective clean up methodologies.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


             SOUTH CAROLINA ELECTRIC & GAS COMPANY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and
Results of Operations appearing in SCE&G's (the Company) Annual
Report on Form 10-K for the year ended December 31, 1997.

     Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy in areas served by the Company, (4) the impact of competition from other energy suppliers, (5) the management of the Company's operations, (6) growth opportunities for the Company, (7) the results of financing efforts, (8) changes in the Company's accounting policies, (9) weather conditions in areas served by the Company, (10) inflation,
(11) changes in environmental regulations and (12) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

      Material Changes in Capital Resources and Liquidity
                    Since December 31, 1997

Liquidity and Capital Resources

     On January 9, 1996 the PSC issued an order which, among other things, authorized the Company to earn a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the Company's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was approved. The Consumer Advocate and two other intervenors appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the South Carolina Supreme Court. In March 1998, the Company, the PSC and the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized the Company to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates. See "Results of Operations - Earnings and Dividends." The remaining intervenor continues to contest establishment of the Storm Damage Reserve Account and the authorized return on common equity. The Supreme Court heard the case in April 1998 and is expected to issue a ruling during 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any significant adverse change in the rate order is likely. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the six months ended June 30, 1998 and 1997:


                                                   Six Months Ended
                                                        June 30,
                                                   1998         1997
                                                 (Millions of Dollars)

Net cash provided from operating activities        $149         $149
Net cash used for financing activities              (51)         (51)
Cash and temporary cash investments available
  at the beginning of the period                      6            5
Net cash available for utility property
  additions and construction expenditures          $104         $103

Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                     $ 98         $ 95

Funds used for nonutility property
  additions and investments                        $  -         $  4

     The Environmental Protection Agency has proposed new regulations relating to nitrogen oxide emissions which, if enacted in their present form, could have a material adverse effect on the results of operations, cash flows and financial position of the Company.

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

     The Company anticipates that the remainder of its 1998 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate sources of financings to meet its projected cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended June 30, 1998 was 4.23.

     The year 2000 issue could have a material impact on the operations of the Company if required modifications and conversions are not made to ensure that all critical system software and equipment with embedded processors are date code compliant. The Company has formed a steering committee to direct the resolution of this major issue. The steering committee, which reports to the senior officers of the Company and to the board of directors, is chaired by the chief financial officer of the Company and is comprised of officers representing all operational areas. A Year 2000 Project Office, made up of nine full time project managers plus support personnel is responsible for addressing year 2000 issues and coordinating the required assessment and remediation efforts. The Year 2000 Project Office reports directly to the Steering Committee.

     The Company has completed an initial inventory of impacted information systems applications, operating software, hardware and embedded processors. A risk prioritization of these systems was completed to determine the Company's critical systems. The assessment process to determine which systems have year 2000 compliance issues is well underway. Remediation efforts on critical systems have begun and are expected to be completed by mid-1999. The Company has identified and assigned key employees to develop year 2000 contingency plans. The cost of the project is not expected to have a material impact on the results of operations, cash flows and financial position of the Company.

     In particular, with regard to the evaluation and remediation of the year 2000 issue at V. C. Summer Nuclear Station, the Company is cooperating closely with other utilities, including utilities in the southeast, that own nuclear power plants. The utilities are sharing technical nuclear plant operating and monitoring systems information to ensure the prompt and effective resolution of year 2000 issues.

     The Company is communicating with all of its significant suppliers to determine the extent to which the Company is vulnerable to those suppliers' failure to remediate their own year 2000 issues. The extent to which significant customers have resolved the year 2000 issues, and the resulting impact on the demand for the Company's products, is not determinable. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems, could have a material adverse effect on the results of operations, cash flows and financial position of the Company.

           SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   Results of Operations
        For the Three and Six Months ended June 30, 1998
        As Compared to the Corresponding Periods in 1997

Earnings and Dividends

     Net income for the three and six months ended June 30, 1998 increased approximately $14.6 million and $23.6 million, respectively, when compared to the corresponding periods in 1997. Higher electric margins more than offset the impact of higher operating costs. Net income for the six months ended June 30, 1998 includes a one-time, after-tax adjustment to depreciation expense of approximately $5.5 million related to a change in depreciation rates retroactive to February 1996. This change in rates results from the reversal of a $257 million shift of depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996. See "Liquidity and Capital Resources."

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4% of income before income taxes for the six months ended June 30, 1998 and 1997, respectively.

     On February 17, 1998 the Company's Board of Directors authorized the payment of a dividend on common stock of approximately $36.9 million for the quarter ended March 31, 1998. The dividend was paid on April 1, 1998 to SCANA.

     On April 23, 1998 the Company's Board of Directors authorized the payment of a dividend on common stock of approximately $37.7 million for the quarter ended June 30, 1998. The dividend was paid on July 1, 1998 to SCANA.

Sales Margins

     Changes in the electric sales margin for the three and six months ended June 30, 1998, when compared to the corresponding periods in 1997, were as follows:


                                   Three Months           Six Months
                                Change      % Change     Change    % Change
                               (Millions)             (Millions)

Electric operating revenues       $51.8       20.9       $68.6       13.7
Less:  Fuel used in electric
         generation                14.0       35.3        18.8       24.2
       Purchased power              7.7       28.0         9.3       17.9
Margin                            $30.1       16.7       $40.5       10.9

   The electric sales margin increased for the three and six months ended June 30, 1998 when compared to the corresponding periods in 1997 primarily as a result of more favorable weather and customer growth.

     Changes in the gas sales margin for the three and six months ended June 30, 1998, when compared to the corresponding periods in 1997, were as follows:


                                       Three Months          Six Months
                                    Change   % Change     Change    % Change
                                  (Millions)            (Millions)

Gas operating revenues            $2.3          5.4       $6.0        4.8
Less:  Gas purchased for resale    2.6          9.6        3.8        5.1
Margin                            $(.3)        (2.2)      $2.2        4.3

     The gas sales margin increased for the six months ended June
30, 1998, when compared to the corresponding period in 1997 primarily as a result of colder weather and increased interruptible sales attributable to fewer curtailments in the first quarter 1998.

 Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three and six months ended June 30, 1998 when compared to the corresponding periods in 1997, are presented in the following table:



                                       Three Months            Six Months
                                   Change   % Change       Change    % Change
                                   (Millions)              (Millions)

Other operation and maintenance    $ 4.6        6.4         $11.8       8.6
Depreciation and amortization        0.1        0.3          (8.6)    (12.3)
Income taxes                         8.4       53.7          13.7      31.2
Other taxes                          2.3       11.0           2.2       4.9
Total                              $15.4       10.8         $19.1       6.5


     Other operation and maintenance expenses for the three and six months ended June 30, 1998 increased from 1997 levels primarily as a result of increases in costs at electric generating plants and various operating costs. The decrease in depreciation and amortization expenses for the six months ended June 30, 1998 reflects the non-recurring adjustment to depreciation expense discussed under "Earnings and Dividends." The changes in income tax expense reflect the changes in operating income. The increase in other taxes for the periods primarily results from increases in property taxes.

Item 3.  Quantitative and Qualitative Disclosure About Market
         Risk

         With regard to the market risk information disclosed in the Company's Annual Report on Form 10-K at December 31,
         1997 there have been no material changes in market risk exposure related to interest rate risk.


                                 PART II
                            OTHER INFORMATION


Item 1.  Legal Proceedings

            For information regarding legal proceedings see Note 2 "Rate Matters," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and Note 4
            "Contingencies" of Notes to Consolidated Financial
            Statements appearing in this Quarterly Report on Form 10-Q.

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



                       SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   (Registrant)




August 13,  1998       By:  s/Jimmy E. Addison
                            Jimmy E. Addison
                            Vice President and Controller
                            (Chief accounting officer)

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered
Number                                                              Pages
    2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of the
          Company as adopted on December 15, 1993
          (Exhibit 3-A to Form 10-Q for the quarter
          ended June 30, 1994, File No. 1-3375)......................    #
       B. Articles of Amendment, dated June 7, 1994,
          filed June 9, 1994 (Exhibit 3-B to Form 10-Q
          for the quarter ended June 30, 1994, File
          No. 1-3375)
       C. Articles of Amendment, dated November 9, 1994
          (Exhibit 3-C to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       D. Articles of Amendment, dated December 9, 1994
          (Exhibit 3-D to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       E. Articles of Correction, dated January 17, 1995
          (Exhibit 3-E to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       F. Articles of Amendment, dated January 13, 1995
          (Exhibit 3-F to Form 10-K for the year ended
          December 31, 1994, File No. 1-3375)........................   #
       G. Articles of Amendment, dated March 31, 1995
          (Exhibit 3-G to Form 10-Q for the quarter
          ended March 31, 1995, File No. 1-3375).....................   #
       H. Articles of Correction - Amendment to Statement
          filed March 31, 1995, dated December 13, 1995
          (Exhibit 3-H to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)........................   #
       I. Articles of Amendment dated December 13, 1995
          (Exhibit 3-I to Form 10-K for the year ended
          December 31, 1995, File No. 1-3375)........................   #
       J. Copy of By-Laws of the Company as revised and
          amended on December 17, 1997 (Exhibit
          4-J to Form 10-K for the year ended
          December 31, 1997, File No. 1-3375)........................   #
       K. Articles of Amendment dated February 18, 1997
          (Exhibit 3-L to Registration Statement No. 333-
          24919)......................................................  #
       L. Articles of Amendment dated February 21, 1997
          (Exhibit 3-L to Form 10-Q for the quarter ended
          March 31, 1997).............................................  #
       M. Articles of Amendment dated April 22, 1997
          (Exhibit 3-M to Form 10-Q for the quarter ended
          June 30, 1997)..............................................  #
       N. Articles of Amendment dated April 9, 1998 (Exhibit 3-N
          to Form 10-Q for the quarter ended March 31, 1998)..........  #



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