Form 10-Q
period 1998-09-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1998-11-13
CIK 91882

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                                   (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                      ---
                                   ACT OF 1934

                For the quarterly period ended September 30, 1998
              -----------------------------------------------------

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the transition period from to

                          Commission file number 1-3375

                      South Carolina Electric & Gas Company

             (Exact name of registrant as specified in its charter)

       South Carolina                               57-0248695
(State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)              Identification No.)


    1426 Main Street, Columbia, South Carolina      29201
 ------------------------------------------------------------------
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code    (803)  217-9000
                                                  -----------------------



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

     As of September 30, 1998, there were issued and outstanding 40,296,147 shares of the registrant's common stock, $4.50 par value, all of which were held, beneficially and of record, by SCANA Corporation.

                  SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                  INDEX


PART I.  FINANCIAL INFORMATION                                            Page

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 1998
            and December 31, 1997....................................      3

            Consolidated Statements of Income and Retained Earnings
            for the Periods Ended September 30, 1998 and 1997........      5

            Consolidated Statements of Cash Flows for the Periods
            Ended September 30, 1998 and 1997........................      6

            Notes to Consolidated Financial Statements...............      7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     11

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk.     18

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................     18

   Item 6.  Exhibits and Reports on Form 8-K..........................     18

Signatures............................................................     19

Exhibit Index.........................................................     20

                                            PART I
                                      FINANCIAL INFORMATION

Item 1.  Financial Statements.


                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                            As of September 30, 1998 and December 31, 1997
                                          (Unaudited)

                                                          September 30,     December 31,
                                                              1998             1997
                                                              ----             ----
                                                              (Millions of Dollars)

ASSETS
Utility Plant:
  Electric.............................................      $4,034            $4,020
  Gas..................................................         355               353
  Other................................................          86                84
                                                             ------            ------
    Total..............................................       4,475             4,457
  Less accumulated depreciation and amortization.......       1,493             1,421
                                                             ------            ------
    Total..............................................       2,982             3,036
  Construction work in progress........................         335               221
  Nuclear fuel, net of accumulated amortization........          43                53
                                                             ------            ------
      Utility Plant, Net...............................       3,360             3,310
                                                             ------            ------

Nonutility Property and Investments, net of
  accumulated depreciation.............................          16                17
                                                             ------            ------

Current Assets:
  Cash and temporary cash investments..................          22                 6
  Receivables - customer and other.....................         190               165
  Inventories (at average cost):
    Fuel...............................................          21                23
    Materials and supplies.............................          46                48
  Prepayments..........................................          12                10
  Deferred income taxes................................          21                21
                                                             ------            ------
      Total Current Assets.............................         312               273
                                                             ------            ------

Deferred Debits:
  Emission allowances..................................          31                31
  Environmental........................................          28                32
  Nuclear plant decommissioning fund...................          54                49
  Pension asset, net...................................         100                82
  Other................................................         262               260
                                                             ------            ------
      Total Deferred Debits............................         475               454
                                                             ------            ------
                 Total.................................      $4,163            $4,054
                                                             ======            ======


See notes to consolidated financial statements.




                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                        As of September 30, 1998 and December 31, 1997
                                         (Unaudited)

                                                          September 30,      December 31,
                                                              1998              1997
                                                              (Millions of Dollars)
                                                                                                       )

CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity.........................................      $1,501           $1,447
  Preferred Stock (not subject to purchase or sinking
    funds)..............................................         106              106
                                                              ------           ------
      Total Stockholders' Investment....................       1,607            1,553
Preferred Stock, net (subject to purchase or
  sinking funds)........................................          11               12
Company - Obligated Mandatorily Redeemable Preferred Securities of the Company's
  Subsidiary Trust,  SCE&G Trust I holding solely $50 million,  principal amount of 7.55% of Junior Subordinated Debentures of the
  Company, due 2027.....................................          50               50
Long-term debt, net.....................................       1,247            1,262
                                                              ------           ------
        Total Capitalization............................       2,915            2,877
                                                              ------           ------

Current Liabilities:
  Short-term borrowings.................................          33               13
  Current portion of long-term debt.....................          29               48
  Accounts payable......................................          43               53
  Accounts payable - affiliated companies...............          20               32
  Customer deposits.....................................          17               16
  Taxes accrued.........................................          90               45
  Interest accrued......................................          25               22
  Dividends declared....................................          58               58
  Other.................................................           7                7
                                                              ------           ------
        Total Current Liabilities.......................         322              294
                                                              ------           ------

Deferred Credits:
  Deferred income taxes.................................         554              539
  Deferred investment tax credits.......................          87               89
  Reserve for nuclear plant decommissioning.............          54               49
  Postretirement benefits...............................          83               61
  Other.................................................         148              145
                                                              ------           ------
        Total Deferred Credits..........................         926              883
                                                              ------           ------
                 Total .................................      $4,163           $4,054
                                                              ======           ======


See notes to consolidated financial statements.


PAGE  5

                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     For the Periods Ended September 30, 1998 and 1997
                                     (Unaudited)




                                                      Three Months Ended   Nine Months Ended
                                                        September 30,        September 30,
                                                       1998        1997      1998      1997
                                                       ----        ----      ----      ----
                                                            (Millions of Dollars)
 OPERATING REVENUES:
    Electric..........................................  $393        $340    $  962    $  841
   Gas...............................................    37          36       169       162
   Transit...........................................     1           1         1         1
                                                       ----        ----     -----    ------
        Total Operating Revenues.....................   431         377     1,132     1,004
                                                       ----        ----     -----    ------

 OPERATING EXPENSES:
   Fuel used in electric generation..................    68          58       164       136
   Purchased power (including
     affiliated purchases)...........................    33          29        95        81
   Gas purchased from affiliate
     for resale......................................    25          26       104       101
   Other operation...................................    62          58       173       162
   Maintenance.......................................    20          15        58        49
   Depreciation and amortization.....................    35          35        96       104
   Income taxes......................................    52          41       110        85
   Other taxes.......................................    24          22        71        67
                                                       ----        ----     -----    ------
        Total Operating Expenses.....................   319         284       871       785
                                                       ----        ----     -----    ------

 OPERATING INCOME....................................   112          93       261       219
                                                       ----        ----     -----    ------
 OTHER INCOME:
   Allowance for equity funds used
     during construction.............................     2           1         5         4
   Other income (loss), net of income taxes..........    (1)          2        (1)        2
                                                       ----        ----     -----    ------
        Total Other Income...........................     1           3         4         6
                                                       ----        ----     -----    ------

 INCOME BEFORE INTEREST CHARGES......................   113          96       265       225
                                                       ----        ----     -----    ------

 INTEREST CHARGES (CREDITS):
   Interest expense on long term debt................    24          24        72        73
   Other interest expense............................     1           1         4         4
   Allowance for borrowed funds
     used during construction........................    (1)         (2)       (5)       (5)
                                                       ----        -----    -----    ------

        Total Interest Charges, net..................    24          23        71        72
                                                       ----        ----     -----    ------

INCOME BEFORE PREFERRED DIVIDEND REQUIREMENTS
  ON MANDATORILY REDEEMABLE PREFERRED
  SECURITIES                                             89          73       194       153
PREFERRED DIVIDEND REQUIREMENT OF COMPANY
  - OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                    1           -         3         -
                                                       ----        ----     -----    ------

 NET INCOME..........................................    88          73       191       153
 Preferred Stock Cash Dividends
   (at stated rates).................................    (2)         (3)       (5)       (7)
                                                       ----        ----     -----    ------
 Earnings Available for Common Stock.................    86          70       186       146
 Retained Earnings at Beginning
   of Period.........................................   464         421       438       415
 Common Stock Cash Dividends
   Declared..........................................   (57)        (36)     (131)     (106)
                                                       ----        ----     -----    ------
 Retained Earnings at End of Period..................  $493        $455     $ 493    $  455
                                                       ====        ====     =====    ======

See notes to consolidated financial statements.


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Periods Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                             Nine Months Ended
                                                              September 30,
                                                            1998         1997
                                                           (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................    $ 191         $ 153
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization......................       96           105
    Amortization of nuclear fuel.......................       15            16
    Deferred income taxes, net.........................       15             3
    Pension asset......................................      (18)          (12)
    Postretirement benefits............................       22             9
    Allowance for funds used during construction.......      (10)           (9)
    Over collections, fuel adjustment clause...........       (1)           10
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables...............      (25)            4
      (Increase) decrease in inventories...............        4             3
      Increase (decrease) in accounts payable..........      (22)          (14)
      Increase (decrease) in taxes accrued.............       45            27
      Increase (decrease) in interest accrued..........        3             4
    Other, net.........................................       (2)           12
                                                           -----         -----
Net Cash Provided From Operating Activities............      313           311
                                                           -----         -----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC...........................     (147)         (157)
  Nonutility property and investments..................        1            (5)
                                                           -----         -----
Net Cash Used For Investing Activities.................     (146)         (162)
                                                           -----         -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Equity contributions from parent...................        -            12
    Other long-term debt...............................        -             1
    Issuance of preferred stock........................        -            99
  Repayments:
    Preferred stock....................................       (1)           (3)
    First and refunding mortgage bonds.................      (20)          (15)
    Other long-term debt...............................       (4)          (10)
  Dividend payments:
    Common stock.......................................     (130)         (105)
    Preferred stock....................................       (6)           (5)
  Short-term borrowings, net...........................       20           (90)
  Fuel and emission allowance financings, net..........      (10)           (1)
                                                           -----         -----
Net Cash Used For Financing Activities.................     (151)         (117)
                                                            -----         -----
NET INCREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS.....................................       16            32
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1.......        6             5
                                                           -----         -----
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30....    $  22         $  37
                                                           =====         =====

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $5 for 1998 and 1997....    $  78         $  71
                - Income taxes.........................       41            51

NON-CASH INVESTING ACTIVITIES
                - City of Charleston Franchise Fee.....        -            25

See notes to consolidated financial statements.

PAGE 7
                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       A.  Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of September 30, 1998, approximately $224 million and $62 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $118 million and $52 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $69 million and $35 million, respectively, are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $24 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

       B.  Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the 1998 presentation.

2.     RATE MATTERS

       On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift, for rate-
       making purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the South Carolina Supreme Court. In March 1998, the Company, the PSC, the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized the Company to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates. In September 1998, the Supreme Court affirmed the Circuit Court's rulings on the issues contested by the remaining intervenor. The Federal Energy Regulatory Commission (FERC) had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction.


3.  RETAINED EARNINGS:


       The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At September 30, 1998, approximately $24.3 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.


4.   CONTINGENCIES:

       With respect to commitments  at September 30, 1998,  reference is made to
       Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Contingencies at September 30, 1998 are as follows:

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


        B.  Environmental


        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts are deferred (approximately $28 million) and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The deferral includes the estimated cost associated with the matters discussed below.


     o In September 1992, the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were the locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) have negotiated an administrative order by consent for the conduct of a Remedial
          Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. A Record of Decision, which sets forth EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated, has not been issued. However, in July 1998, EPA approved the Company's Removal Action Work Plan for soil excavation. Accordingly, the Company began soil excavation for Phase One of the Removal Action in August 1998, and completed field work in October 1998. The total cost for Phase One is expected to be approximately $1.5 million. Phase Two will include excavation and installation of several permanent barriers to mitigate coal tar seepage. Phase Two is expected to begin in November 1998, and is expected to cost approximately $2.2 million. The Company is continuing to investigate cost-effective cleanup methodologies.

           In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by the Company to the City. The Company is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, the Company has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. Construction is expected to begin before the end of 1998. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

o The Company owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, the Company entered into a Remedial Action Plan Contract with the South Carolina Department of Health and Environmental Control (DHEC) pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give the Company a Certificate of Completion, and a covenant not to sue. The Company is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

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

               Material Changes in Capital Resources and Liquidity
                             Since December 31, 1997

Liquidity and Capital Resources


     On January 9, 1996, the PSC issued an order which, among other things, authorized the Company to earn a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the Company's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was approved. The Consumer Advocate and two other intervenors appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the South Carolina Supreme Court. In March 1998, the Company, the PSC and the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized the Company to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates. See "Results of Operations - Earnings and Dividends." In September 1998, the Supreme Court affirmed the Circuit Court's ruling on the issues contested by the remaining intervenor. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     The following table summarizes how the Company generated funds for its utility property additions and construction expenditures during the nine months ended September 30, 1998 and 1997:


                                                   Nine Months Ended
                                                     September 30,
                                                   1998         1997
                                                 (Millions of Dollars)

Net cash provided from operating activities        $ 313        $ 311
Net cash used for financing activities              (151)        (117)
Cash and temporary cash investments available
  at the beginning of the period                       6            5
-----------------------------------------------------------------------------
Net cash available for utility property
  additions and construction expenditures          $ 168        $ 199
=============================================================================
Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                     $ 147        $ 157
=============================================================================
Funds used for (provided from) nonutility
  property additions and investments                $  (1)       $   5
===============================================================================


     On November 2, 1998, the Company redeemed, prior to maturity, all $30 million principal amount outstanding of its 7.25% Series First and Refunding Mortgage Bonds due January 1, 2002.

     The Environmental Protection Agency has proposed new regulations relating to nitrogen oxide emissions which, if enacted in their present form, could have a material adverse effect on the results of operations, cash flows and financial position of the Company.

     SCANA Corporation, the Company's parent, and Westvaco, each own a 50% interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. Construction of the facility began in September 1996 and it is expected to be operational by November 30, 1998. Construction financing for the facility, originally estimated at $170 million, is provided to Cogen by banks. The contractor in charge of construction is Black & Veatch Construction, Inc. (B&V). On September 10, 1998, B&V filed suit in South Carolina Circuit Court seeking approximately $35 million from Cogen. B&V alleges that it incurred construction cost overruns relating to the facility, and that the construction contract provides for its recovery of these costs. In addition to Cogen, B&V has also named Westvaco, the Company and SCANA in the suit. The Company and the other defendants believe the suit is without merit and are mounting an appropriate defense. The Company does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.


     The Company anticipates that the remainder of its 1998 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended September 30, 1998 was 4.49.

Year 2000 Issue

    The Year 2000 is an issue because many computers, embedded systems and software were originally programmed using two digits rather than four digits to identify the applicable year. This may prevent them from accurately processing information with dates beyond 1999. Because the Year 2000 issue could have a material impact on the operations of the Company if not addressed, our goal is to be Year 2000 ready. This means that before the year 2000, critical systems, equipment, applications and business relationships will have been evaluated and should be suitable to continue into and beyond the year 2000 and that applicable contingency plans are in place.

    In 1993, the Company began the first of several projects to replace many of its business application systems to provide increased functionality and to improve access to business information. Accordingly, the Company has implemented new general ledger, purchasing, materials inventory and accounts payable systems, and is currently implementing a new customer information system. The new customer information system is being phased into production by geographical area, and should be fully implemented by first quarter of 1999. These new systems, which comprise a significant portion of the Company's application software, are designed to be Year 2000 compliant, and therefore mitigate our overall Year 2000 exposure.

    In 1997, SCANA Corporation established a Corporate Year 2000 Project Office (Project Office) to direct Year 2000 efforts for itself and each of its subsidiaries, including the Company. A Steering Committee was formed to direct the efforts of the Project Office. The Steering Committee reports to the senior officers of SCANA and the Company and to SCANA's board of directors. It is chaired by SCANA's chief financial officer, and is comprised of officers representing all operational areas. The Project Office is staffed by nine full time project managers and extensive support personnel. The Project Office is responsible for addressing Year 2000 issues and coordinating the required assessment and remediation efforts.

    The Company's Year 2000 efforts encompass three projects, all reporting to the Steering Committee. The Information Technology Project covers all mainframe and client server application software, infrastructure hardware, system software, desktop computers and network equipment. The Embedded Systems Project covers all microprocessors, instrument and control devices, monitoring equipment on power lines and in substations, security and control devices, telephone systems and certain types of meters. The Procedures and External Interfaces Project covers Year 2000 procedures, documentation and communications with key suppliers, vendors, customers, financial institutions and governmental agencies.

    The Company's Year 2000 project approach involves the following: (1) inventorying all Year 2000 internal and external items and entities and updating the Year 2000 Inventory Database; (2) performing risk analysis and corporate prioritization of all inventory entries; (3) performing detailed assessments of all inventory entries to determine Year 2000 readiness and establishing a remediation action plan where necessary; (4) remediating all inventory entries assessed as non-compliant, including repairing, replacing or developing acceptable work-arounds; (5) testing through date simulation and comprehensive test data (6) implementation of all converted systems and equipment into production operations; and (7) contingency planning.

    In the second quarter of 1998, the Companycompleted the inventory and the risk analysis and corporate prioritization for each of the projects. Remaining work on each of the projects is ongoing. Each of the Year 2000 projects is currently on schedule to complete all phases by July 1999.

    The Information Technology Project Team has completed the assessment process for all application software. Most of the code remediation efforts are complete and the code is being tested in an isolated Year 2000 testing environment. The assessment of all infrastructure items, desktop computers and network equipment is scheduled to be complete by the end of 1998. The Information Technology Project was approximately 40% complete through September 1998.

    The Embedded Systems Project Team, which includes approximately 20 engineers with prior experience with microprocessors, was formed, and detailed assessment, remediation and testing procedures were developed. This team is currently working closely with each of the Company's business units to complete the assessments of critical systems and equipment based on the corporate prioritization process. An Embedded Systems Audit Review Committee has been established to review all assessments for critical systems. As assessments are completed, any required remediation efforts are evaluated and implemented. The Embedded Systems Project was approximately 30% complete through September 1998.

    The Procedures and External Interfaces Project Team has developed written documentation and procedures for Year 2000 compliance definition, document control, inventory, prioritization, assessment, remediation, change control, business continuity planning, and vendor and supplier communications. This team is coordinating communications with all significant vendors and suppliers in an attempt to determine the extent to which the Company may be vulnerable to their failure to remediate their own Year 2000 issues. The Company has completed an initial survey of vendors and is currently evaluating the responses to those surveys. The Company is also in the process of surveying critical third party service providers to ascertain their Year 2000 readiness. The Company has developed communications materials explaining its Year 2000 efforts and has initiated communications with significant customers and external groups, including the South Carolina Public Service Commission. The Procedures and External Interfaces Project was approximately 25% complete through September 1998.

     The Company has projected the total cost of its Year 2000 efforts to be approximately $19 million. The table below outlines the anticipated timing and breakdown of these expenditures:


----------------------------- ----------------------------- -------------------
                        Internal     Out of Pocket       Total

----------------------------- ----------------------------- -------------------
Project To Date         $ 2.0          $ 4.0             $ 6.0
Remaining 1998            1.0            2.0               3.0
1999                      3.0            7.0              10.0
                          ---            ---              ----
----------------------------- ----------------------------- -------------------


     The cost of the project is based on Management's best estimates, which are based on assumptions regarding future events. These future events include continued availability of key resources, third parties' Year 2000 readiness and other factors. The cost of the project is not expected to have a material impact on the results of operations or on the financial position or cash flows of the Company. The costs of implementing the new business application systems referred to earlier are not included in these cost estimates.

    A failure to correct a material Year 2000 problem by the Company or by a critical third party supplier could result in an interruption in, or a failure of the Company's ability to provide energy services. At this time, the Company believes its most reasonably likely worst case scenario is that Year 2000 failures could lead to temporary reduced generating capacity on the Company's electrical grid, temporary intermittent interruptions in communications and temporary intermittent interruptions in gas supply from interstate suppliers or producers. A Year 2000 problem of this nature could result in temporary interruptions in electric or gas service to our customers. We have no historical experience with interruptions caused by this scenario. However, these temporary interruptions in service, if any, might be similar to weather related outages that the Company encounters from time to time in its business today. Although the Company does not believe that this scenario will occur, the Company is enhancing existing contingency plans to ensure preparedness and to mitigate the long term effect of such a scenario. Since the expected impact of this scenario on the Company's operations, cash flow and financial position cannot be determined, we cannot guarantee that it would not be material.

    The Company has established seven business continuity planning task groups to develop Year 2000 business continuity plans. These task groups will develop plans to cover the Company's Customer Service Operations, Electric Generation, Transmission and Distribution Operations, Gas Delivery Operations, Telecommunications, Information Technology, Procurement and Emergency Preparedness. Detailed contingency plans that are already in place to cover weather related outages, computer failures and generation outages will be the basis for our Year 2000 business continuity plans. The existing plans will be enhanced, and where necessary, new plans devloped to include mitigation strategies and emergency response action plans to address potential Year 2000 scenarios and critical system failures. The final plans will also include mitigation strategies to address our reliance on critical third party suppliers.

    The North American Electric Reliability Council (NERC) is coordinating Year 2000 efforts of the electric utility industry in the United States and contingency planning within the regional electric reliability councils. Coordination in the Company's region is through the Southeastern Electric Reliability Council (SERC). The Company's contingency planning efforts will comply with the SERC and NERC contingency planning guidelines which require draft contingency plans to be complete by December 31, 1998 and final contingency plans to be complete by June 30, 1999.

    In addition to NERC and SERC, the Company is working with the Electric Power Research Institute (EPRI) to address the issue of overall grid reliability and protection. To ensure that all Year 2000 issues at its Summer Station nuclear plant are addressed, the Company is closely cooperating with other utility companies that own nuclear power plants. The utilities are sharing technical nuclear plant operating and monitoring systems information to ensure the prompt and effective resolution of the year 2000 issue.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                              Results of Operations
             For the Three and Nine Months ended September 30, 1998
                As Compared to the Corresponding Periods in 1997

Earnings and Dividends


     Net income for the three and nine months ended September 30, 1998 increased approximately $15 million and $39 million, respectively, when compared to the corresponding periods in 1997. Higher electric margins more than offset the impact of higher operating costs. In addition, net income for the nine months ended September 30, 1998 includes a one-time, after-tax reduction to depreciation expense of approximately $5.5 million related to a change in depreciation rates retroactive to February 1996. This change in rates results from the reversal of a $257 million shift of depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996. See "Liquidity and Capital Resources."

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4% of income before income taxes for the nine months ended September 30, 1998 and 1997, respectively.


     The Company's Board of Directors authorized payment of dividends on common stock held by SCANA, as follows:


--------------------- ------------------------- ------------------ -------------
  Declaration          Dividend           Quarter                Payment
      Date              Amount             Ended                  Date
-----------------------------     --------------     ------------------     ----
 February 17, 1998    $36.9 million      March 31, 1998       April 1, 1998
  April 23, 1998      $37.7 million       June 30, 1998        July 1, 1998
  August 19, 1998     $56.4 million    September 30, 1998     October 1, 1998
 October 20, 1998     $36.3 million     December 31, 1998     January 1, 1998
-----------------------------     --------------     ------------------     ----

Sales Margins

     Changes in the electric sales margin for the three and nine months ended September 30, 1998, when compared to the corresponding periods in 1997, were as follows:


                                   Three Months             Nine Months
                                 Change     % Change     Change    % Change
                               (Millions)              (Millions)

Electric operating revenues       $52.9        15.5      $121.4        14.5
Less:  Fuel used in electric
         generation                10.1        17.5        28.9        21.3
       Purchased power              4.9        17.1        14.2        17.6
                                  -----                  ------
Margin                            $37.9        14.9      $ 78.3        12.5
=============================================================================

   The electric sales margin increased for the three and nine months ended September 30, 1998 when compared to the corresponding periods in 1997 primarily as a result of more favorable weather and customer growth.

     Changes in the gas sales margin for the three and nine months ended September 30, 1998, when compared to the corresponding periods in 1997, were as follows:


                                       Three Months          Nine Months
                                    Change   % Change     Change    % Change
                                  (Millions)             (Millions)

Gas operating revenues              $1.3         3.7        $7.4        4.5
Less:  Gas purchased for resale     (0.5)       (1.8)        3.4        3.3
                                    ----                    ----
Margin                              $1.8        17.5        $4.0        6.5
======================================= ======================================

     The gas sales margin for the three months ended September 30, 1998 increased from 1997 levels primarily as a result of strong interruptible sales and slightly higher rates for those sales. The gas sales margin increased for the nine months ended September 30, 1998, when compared to the corresponding period in 1997 primarily as a result of more favorable weather and increased sales to industrial interruptible customers attributable to strong economic conditions in the first quarter.

 Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three and nine months ended September 30, 1998 when compared to the corresponding periods in 1997, were as follows:


                                      Three Months           Nine Months
                                   Change   % Change       Change   % Change
(Millions)             (Millions)

Other operation and maintenance    $ 7.8       10.7         $19.6       9.3
Depreciation and amortization        0.5        1.5          (8.0)     (7.7)
Income taxes                        11.0       26.5          24.6      28.9
Other taxes                          1.6        7.2           3.8       5.7
                                   -----                    -----
Total                              $20.9       12.2         $40.0       8.5
===============================================================================

     Other operation and maintenance expenses for the three and nine months ended September 30, 1998 increased from 1997 levels primarily as a result of increased maintenance costs for electric generation and distribution facilities, various other electric operating costs, and Year 2000 remediation costs. The decrease in depreciation and amortization expenses for the nine months ended September 30, 1998 reflects the non-recurring adjustment to depreciation expense discussed under "Earnings and Dividends." The changes in income tax expense reflect the changes in operating income. The increase in other taxes for the periods primarily results from increases in property taxes.


Other Income

     Other income, net of income taxes, for the three and nine months ended September 30, 1998 decreased approximately $2.4 million and $2.7 million, respectively, when compared to the corresponding periods in 1997. The decreases are primarily attributable to lower returns on sales of property and investments during the three months ended September 30, 1998.

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


                            SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                    (Registrant)




November 13,  1998         By:  s/Jimmy E. Addison
                                ------------------------------
                                Jimmy E. Addison
                                Vice President and Controller
                                (Chief accounting officer)

PAGE 1
                   SOUTH CAROLINA ELECTRIC & GAS COMPANY        Sequentially
                                EXHIBIT INDEX                     Numbered
Number                                                              Pages
         2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

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

                   SOUTH CAROLINA ELECTRIC & GAS COMPANY           Sequentially
                                EXHIBIT INDEX                        Numbered
Number                                                                 Pages
       N. Articles of Amendment dated April 9, 1998 (Exhibit 3-N
          to Form 10-Q for the quarter ended March 31, 1998)..........  #
    4. Instruments Defining the Rights of Security Holders,
         Including Indentures
       A. Indenture dated as of January 1, 1945, from the
          South Carolina Power Company (the "Power Company")
          to Central Hanover Bank and Trust Company, as
          Trustee, as supplemented by three Supplemental
          Indentures dated respectively as of May 1, 1946,
          May 1, 1947 and July 1, 1949 (Exhibit 2-B to
          Registration No. 2-26459)..................................   #
       B. Fourth Supplemental Indenture dated as of April 1,
          1950, to Indenture referred to in Exhibit 4A,
          pursuant to which the Company assumed said
          Indenture (Exhibit 2-C to Registration No. 2-26459)........   #
       C. Fifth through Fifty-second Supplemental Indentures
          to Indenture referred to in Exhibit 4A dated as
          of the dates indicated below and filed as
          exhibits to the Registration Statements and
          1934 Act reports whose file numbers are set
          forth below................................................   #
       December 1, 1950   Exhibit 2-D to Registration No. 2-26459
       July 1, 1951       Exhibit 2-E to Registration No. 2-26459
       June 1, 1953       Exhibit 2-F to Registration No. 2-26459
       June 1, 1955       Exhibit 2-G to Registration No. 2-26459
       November 1, 1957   Exhibit 2-H to Registration No. 2-26459
       September 1, 1958  Exhibit 2-I to Registration No. 2-26459
       September 1, 1960  Exhibit 2-J to Registration No. 2-26459
       June 1, 1961       Exhibit 2-K to Registration No. 2-26459
       December 1, 1965   Exhibit 2-L to Registration No. 2-26459
       June 1, 1966       Exhibit 2-M to Registration No. 2-26459
       June 1, 1967       Exhibit 2-N to Registration No. 2-29693
       September 1, 1968  Exhibit 4-O to Registration No. 2-31569
       June 1, 1969       Exhibit 4-C to Registration No. 33-38580
       December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
       June 1, 1970       Exhibit 4-R to Registration No. 2-37363
       March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
       January 1, 1972    Exhibit 4-C to Registration No. 33-38580
       July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
       May 1, 1975        Exhibit 4-C to Registration No. 33-38580
       July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
       February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
       December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
       March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
       May 1, 1977        Exhibit 4-C to Registration No. 33-38580
       February 1, 1978   Exhibit 4-C to Registration No. 33-38580
       June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
       April 1, 1979      Exhibit 4-C to Registration No. 33-38580

# Incorporated herein by reference as indicated.

PAGE  3
                SOUTH CAROLINA ELECTRIC & GAS COMPANY

Exhibit Index (Continued)

Number
       June 1, 1979       Exhibit 4-C to Registration No. 33-38580
       April 1, 1980      Exhibit 4-C to Registration No. 33-38580
       June 1, 1980       Exhibit 4-C to Registration No. 33-38580
       December 1, 1980   Exhibit 4-C to Registration No. 33-38580
       April 1, 1981      Exhibit 4-D to Registration No. 33-49421
       June 1, 1981       Exhibit 4-D to Registration No. 2-73321
       March 1, 1982      Exhibit 4-D to Registration No. 33-49421
       April 15, 1982     Exhibit 4-D to Registration No. 33-49421
       May 1, 1982        Exhibit 4-D to Registration No. 33-49421
       December 1, 1984   Exhibit 4-D to Registration No. 33-49421
       December 1, 1985   Exhibit 4-D to Registration No. 33-49421
       June 1, 1986       Exhibit 4-D to Registration No. 33-49421
       February 1, 1987   Exhibit 4-D to Registration No. 33-49421
       September 1, 1987  Exhibit 4-D to Registration No. 33-49421
       January 1, 1989    Exhibit 4-D to Registration No. 33-49421
       January 1, 1991    Exhibit 4-D to Registration No. 33-49421
       February 1, 1991   Exhibit 4-D to Registration No. 33-49421
       July 15, 1991      Exhibit 4-D to Registration No. 33-49421
       August 15, 1991    Exhibit 4-D to Registration No. 33-49421
       April 1, 1993      Exhibit 4-E to Registration No. 33-49421
       July 1, 1993       Exhibit 4-D to Registration No. 33-57955
       D. Indenture dated as of April 1, 1993 from South Carolina
          Electric & Gas Company to NationsBank of Georgia, National Association (Filed as Exhibit 4-F to Registration
          Statement No. 33-49421)......................................  #
       E. First Supplemental Indenture to Indenture referred to
          in Exhibit 4-D dated as of June 1, 1993 (Filed as
          Exhibit 4-G to Registration Statement No. 33-49421)..........  #
       F. Second Supplemental  Indenture to Indenture referred
          to in Exhibit 4-D dated  as of June 15,  1993  (Filed
          as  Exhibit  4-G to  Registration Statement No. 33-57955)..... #
       G. Trust  Agreement  for SCE&G Trust I (Filed as Exhibit 4-G
          to Form 10-K for the year ended December 31, 1997)............ #
       H. Certificate of Trust for SCE&G Trust I (Filed as
          Exhibit 4-H to Form 10-K for the year ended
          December 31, 1997)...........................................  #
       I. Junior Subordinated Indenture for SCE&G Trust I
          (Filed as Exhibit 4-I to Form 10-K for the year
          ended December 31, 1997).....................................  #
       J. Guarantee Agreement for SCE&G Trust I
          (Filed as Exhibit 4-J to Form 10-K for the year
          ended December 31, 1997).....................................  #
       K. Amended & Restated Trust Agreement for SCE&G
          Trust I (Filed as Exhibit 4-K to Form 10-K for the
          year ended December 31, 1997)................................  #

# Incorporated herein by reference as indicated.

PAGE  4
                SOUTH CAROLINA ELECTRIC & GAS COMPANY

Exhibit Index (Continued)

Number
   10.  Material Contracts
        Not Applicable

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




23