Form 10-Q
period 1999-06-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1999-08-13
CIK 91882

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Transition Period from to

Commission       Registrant, State of Incorporation,        I.R.S. Employer
File Number        Address  and  Telephone Number          Identification No.


1-8809                   SCANA Corporation                      57-0784499
                         (A South Carolina Corporation)
                         1426 Main Street
                         Columbia, South Carolina  29201
                         (803)  217-9000

1-3375 South Carolina Electric & Gas Company 57-0248695 (A South Carolina Corporation)
                         1426 Main Street
                         Columbia, South Carolina  29201
                         (803)  217-9000

         Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

                           Description of                 Shares Outstanding
Registrant                 Common Stock                      at July 31, 1999

 SCANA Corporation         Without Par Value                 103,572,623

South Carolina Electric    Par Value $4.50 Per Share         40,296,1471
  & Gas Company

1Held,  beneficially and of record, by SCANA Corporation.

         This combined Form 10-Q is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein relating to SCANA Corporation or any of its direct or indirect subsidiaries, other than South Carolina Electric & Gas Company and its consolidated operations, is provided solely by SCANA Corporation and shall be deemed not included in the Form 10-Q of South Carolina Electric & Gas Company.


================================================================================

                                      INDEX

                                                                         Page
PART 1.  FINANCIAL INFORMATION

SCANA Corporation Financial Section.........................................  3

Item 1.  Financial Statements

       Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998  4

       Consolidated Statements of Income and Retained Earnings for the Periods
       Ended June 30, 1999 and 1998.........................................  6

     Consolidated Statements of Cash Flows for the Periods Ended June 30,
       1999 and 1998........................................................  7

     Notes to Consolidated Financial Statements.............................  8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........21

South Carolina Electric & Gas Company Financial Section......................22

Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 1999 and
           December 31, 1998 ................................................23

          Consolidated Statements of Income and Retained Earnings for the
           Periods Ended June 30, 1999 and 1998..............................25

          Consolidated Statements of Cash Flows for the Periods Ended
           June 30, 1999 and 1998........................................... 26

          Notes to Consolidated Financial Statements.........................27

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................30

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........35


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................36

Item 4.  Submission of Matters to a Vote of Security-Holders.................36

Item 6.  Exhibits and Reports on Form 8-K....................................36

Signatures...................................................................37

Exhibit Index................................................................39

                                SCANA CORPORATION
                                FINANCIAL SECTION











                                                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                                               SCANA CORPORATION
                                                          CONSOLIDATED BALANCE SHEETS
                                                   As of June 30, 1999 and December 31, 1998
                                                                  (Unaudited)




                                                                  June 30,            December 31,
-------------------------------------------------------------------------------- -------------------
                                                                    1999                1998
-------------------------------------------------------------------------------- -------------------
Assets                                                                 (Millions of Dollars)
Utility Plant:
    Electric                                                        $4,446              $4,406
    Gas                                                                606                 604
    Other                                                              178                 175
-------------------------------------------------------------------------------- -------------------
        Total                                                        5,230               5,185
    Less accumulated depreciation and amortization                   1,805               1,728
-------------------------------------------------------------------------------- -------------------
        Total                                                        3,425               3,457
    Construction work in progress                                      323                 251
    Nuclear fuel, net of accumulated amortization                       53                  56
    Acquisition adjustment-gas, net of accumulated amortization         23                  23
-------------------------------------------------------------------------------- -------------------
        Utility Plant, Net                                           3,824               3,787
-------------------------------------------------------------------------------- -------------------

Nonutility Property and Investments, net of  accumulated
     depreciation                                                     645                  493
-------------------------------------------------------------------------------- -------------------

Current Assets:
    Cash and temporary cash investments                                70                   62
    Receivables                                                       240                  276
    Inventories (at average cost):
        Fuel                                                           55                   63
        Materials and supplies                                         64                   56
    Prepayments                                                        36                   22
    Deferred income taxes                                              21                   22
-------------------------------------------------------------------------------- -------------------
        Total Current Assets                                          486                  501
-------------------------------------------------------------------------------- -------------------

Deferred Debits:
    Emission allowances                                                31                   31
    Environmental                                                      25                   22
    Nuclear plant decommissioning fund                                 60                   56
    Pension asset, net                                                128                  115
    Other regulatory assets                                           184                  216
    Other                                                              96                   60
-------------------------------------------------------------------------------- -------------------
        Total Deferred Debits                                         524                  500
-------------------------------------------------------------------------------- -------------------
            Total                                                  $5,479               $5,281
================================================================================ ===================







                                                                 SCANA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS
                                                     As of June 30, 1999 and December 31, 1998
                                                                    (Unaudited)


                                                                   June 30,           December 31,
------------------------------------------------------------------------------------ -------------
                                                                     1999               1998
----------------------------------------------------------------------------- --------------------
Capitalization and Liabilities                                      (Millions of Dollars)
Stockholders' Investment:
    Common Equity                                                   $1,808             $1,746
    Preferred stock (not subject to purchase or sinking funds)         106                106
-------------------------------------------------------------------------------- -----------------
        Total Stockholders' Investment                               1,914              1,852
Preferred Stock, Net (subject to purchase or sinking funds)             11                 11
SCE&G-Obligated   Mandatorily   Redeemable   Preferred
    Securities  of  SCE&G's Subsidiary Trust, SCE&G Trust I,
    holding solely $50 million principal amount of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027                   50                 50
Long-Term Debt, net                                                  1,785              1,623
-------------------------------------------------------------------------------- -----------------
        Total Capitalization                                         3,760              3,536
-------------------------------------------------------------------------------- -----------------

Current Liabilities:
    Short-term borrowings                                             105                 195
    Current portion of long-term debt                                 205                 107
    Accounts payable                                                  144                 219
    Customer deposits                                                  18                  18
    Taxes accrued                                                      42                  72
    Interest accrued                                                   29                  28
    Dividends declared                                                 42                  42
    Other                                                              12                  13
-------------------------------------------------------------------------------- -----------------
       Total Current Liabilities                                      597                 694
-------------------------------------------------------------------------------- -----------------

Deferred Credits:
    Deferred income taxes                                             697                 628
    Deferred investment tax credits                                   106                 108
    Postretirement benefits                                            93                  87
    Reserve for nuclear plant decommissioning                          60                  56
    Other regulatory liabilities                                       75                  71
    Other                                                              91                 101
-------------------------------------------------------------------------------- -----------------
       Total Deferred Credits                                       1,122               1,051
-------------------------------------------------------------------------------- -----------------
           Total                                                   $5,479              $5,281
================================================================================ =================

See Notes to Consolidated Financial Statements.











                                SCANA CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  For the Periods Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
-------------------------------------------------------------------------------- -------------- -------------- --------------
                                                                        1999           1998           1999           1998
-------------------------------------------------------------------------------- -------------- -------------- --------------
                                                                       (Millions of Dollars, Except Per Share Amounts)
Operating Revenues:
    Electric                                                           $ 293          $ 299          $ 559           $ 569
    Gas                                                                   82             88            212             224
    Transit                                                                -              -              1               1
-------------------------------------------------------------------------------- -------------- -------------- --------------
        Total Operating Revenues                                         375            387            772             794
-------------------------------------------------------------------------------- -------------- -------------- --------------

    Fuel used in electric generation                                      72             68            133             128
    Purchased power                                                       11             12             14              13
    Gas purchased for resale                                              56             61            137             145
    Other operation                                                       62             60            120             120
    Maintenance                                                           21             22             39              41
    Depreciation and amortization                                         42             39             84              68
    Income taxes                                                          20             26             48              63
    Other taxes                                                           26             25             53              51
-------------------------------------------------------------------------------- -------------- -------------- --------------
        Total Operating Expenses                                         310            313            628             629
-------------------------------------------------------------------------------- -------------- -------------- --------------

Operating Income                                                          65             74            144             165
-------------------------------------------------------------------------------- -------------- -------------- --------------

Other Income:
    Allowance for equity funds used during construction                    2              2              3               4
    Other income (loss), net of income taxes                              (5)            (1)           (11)              2
-------------------------------------------------------------------------------- -------------- -------------- --------------
        Total Other Income (Loss)                                         (3)             1             (8)              6
-------------------------------------------------------------------------------- -------------- -------------- --------------

Income Before Interest Charges And Preferred Stock Dividends              62             75            136             171
-------------------------------------------------------------------------------- -------------- -------------- --------------

Interest Charges (Credits):
    Interest expense on long-term debt                                    32             30             63              59
    Other interest expense                                                 4              2              8               4
    Allowance for borrowed funds used during construction                 (1)            (2)            (2)             (4)
-------------------------------------------------------------------------------- -------------- -------------- --------------
        Total Interest Charges, Net                                       35             30             69              59
-------------------------------------------------------------------------------- -------------- -------------- --------------

Income Before Preferred Dividend Requirements
    on Mandatorily Redeemable Preferred Securities                        27             45             67             112
Preferred Dividend Requirement of SCE&G - Obligated Mandatorily
    Redeemable Preferred Securities                                        1              1              2               2
-------------------------------------------------------------------------------- -------------- -------------- --------------
Income Before Preferred Stock Cash Dividends of Subsidiary                26             44             65             110
Preferred Stock Cash Dividends of Subsidiary (At Stated Rates)             2              2              4               4
-------------------------------------------------------------------------------- -------------- -------------- --------------
Net Income                                                                24             42             61             106
Retained Earnings at Beginning of Period                                 675            640            678             617
Common Stock Cash Dividends Declared                                     (40)           (41)           (80)            (82)
================================================================================ ============== ============== ==============
Retained Earnings at End of Period                                     $ 659          $ 641          $ 659           $ 641
================================================================================ ============== ============== ==============

Net Income                                                             $  24          $  42           $ 61            $ 106
Weighted Average Number of Common Shares Outstanding (Millions)        103.6          106.4           103.6          106.8
Earnings Per Weighted Average Share of Common Stock  (Basic and        $ .23          $ .40          $ .59          $1.00
Diluted)
Cash Dividends Declared Per Share of Common Stock                     $ .385          $.385          $ .77          $ .77
================================================================================ ============== ============== ==============

See Notes to Consolidated Financial Statements.






                                SCANA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Periods Ended June 30, 1999 and 1998
                                   (Unaudited)
                                                                           Six Months Ended
                                                                               June 30,
----------------------------------------------------------------------------------- -------------
                                                                           1999         1998
----------------------------------------------------------------------------------- -------------

                                                                           (Millions of Dollars)
Cash Flows From Operating Activities:
  Net income                                                               $ 61         $ 106
    Adjustments to reconcile net income to net cash provided
      from operating activities:

        Depreciation and amortization                                        88            72
        Amortization of nuclear fuel                                          8            10
        Deferred income taxes, net                                           20            21
        Pension asset                                                       (13)           (4)
        Other regulatory assets                                              32             -
        Other regulatory liabilities                                          4             8
        Post-retirement benefits                                              6             7
        Allowance for funds used during construction                         (5)           (8)
        Over (under) collections, fuel adjustment clauses                     -             9

        Changes in certain current assets and liabilities:
            (Increase) decrease in receivables                               36           (36)
           (Increase) decrease in  prepayments                              (14)          (10)
            Increase (decrease) in accounts payable                         (75)           21
            Increase (decrease) in taxes accrued                            (30)          (17)


        Other, net                                                          (52)          (17)

---------------------------------------------------------------------- ------------ -------------
    Net Cash Provided From Operating Activities                              66           162
---------------------------------------------------------------------- ------------ -------------

Cash Flows From Investing Activities:
    Utility property additions and construction expenditures,
      net of AFC                                                           (118)         (108)
    Increase in other property and investments                              (38)          (82)
    Sale of subsidiary assets                                                12             -
---------------------------------------------------------------------- ------------ -------------
    Net Cash Used For Investing Activities                                 (144)         (190)
---------------------------------------------------------------------- ------------ -------------

Cash Flows From Financing Activities:
    Proceeds:
        Issuance of  First Mortgage Bonds                                    99             -
        Issuance of notes and loans                                         150            60
    Repayments:
        Notes and loans                                                       -           (60)
        Other long-term debt                                                 (3)            -
        Repurchase of common stock                                            -           (61)
    Dividend payments:
        Common stock                                                        (80)          (81)
        Preferred stock of subsidiary                                        (4)           (4)
    Short-term borrowings, net                                              (90)          160
    Fuel and emission allowance financings, net                              14            (7)
---------------------------------------------------------------------- ------------ -------------
    Net Cash Provided From  Financing Activities                             86             7
---------------------------------------------------------------------- ------------ -------------
                                                                              8           (21)
Net Increase (Decrease) In Cash And Temporary Cash Investments
Cash And Temporary Cash Investments At January 1                             62            60
---------------------------------------------------------------------- ------------ -------------
Cash And Temporary Cash Investments At June 30                             $ 70          $ 39
====================================================================== ============ =============

Supplemental Cash Flow Information:
Cash paid for - Interest (includes capitalized interest
                 of $2 for 1999 and $4 for 1998)                           $ 69          $ 62
              - Income taxes                                                 13            30
    Noncash investing activities
              - Unrealized gain  on securities
                available for sale (net of tax)                              80            34


See Notes to Consolidated Financial Statements.



                                SCANA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 1998. These are interim financial statements, and the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Note 2, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        A.  Basis of Accounting

        The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of June 30, 1999, approximately $209 million and $75 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $130 million and $56 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $46 million and $30 million, respectively, are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $10 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

        B.  Comprehensive Income

        Comprehensive income includes net income and all other changes in equity except those resulting from investments by and distributions to stockholders. Comprehensive income of the Company totaled $86 million and $141 million for the three and six months ended June 30, 1999, respectively, and $45 million and $140 million for the same periods in 1998. For each period, comprehensive income included net income and unrealized gains/losses on securities available for sale.

        C.  Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the 1999 presentation.

2.      RATE MATTERS

         On December 11, 1998, the PSC issued an order requiring South Carolina Electric & Gas Company (SCE&G), a wholly owned subsidiary of the Company, to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded SCE&G's authorized return of 12.0 percent by 1.04 percent, or $22.7 million, primarily as a result of record heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the PSC-authorized level if SCE&G experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. On December 21, 1998, SCE&G filed a motion for reconsideration with the PSC. On January 12, 1999, the PSC denied SCE&G's motion for reconsideration and reaffirmed SCE&G's return on equity of 12.0 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

3.      RETAINED EARNINGS:

        The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, the Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At June 30, 1999 approximately $27.4 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

4.      INVESTMENTS IN EQUITY SECURITIES:

        At June 30, 1999, SCANA Communications, Inc. (SCI), a wholly owned subsidiary of the Company, held the following investments in ITC Holding Company, Inc. (ITC) and its affiliates:


o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCI owned approximately 4.8 million common shares of Powertel. SCI's investment in Powertel's common shares of approximately $70.4 million had a market value of $143.5 million at June 30, 1999, resulting in a pre-tax unrealized holding gain of $73.1 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." In addition, SCI owned the following non-voting convertible preferred shares, at the approximate cost noted:
     100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and, 50,000 shares series E 6.5% ($75.0 million). Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the preferred shares was approximately $290.3 million at June 30, 1999, resulting in an unrecorded pre-tax holding gain of $117.8 million.

ITC^ DeltaCom, Inc. (ITCD) is a fiber optic telecommunications provider. SCI owned approximately 4.1 million common shares of ITCD. SCI's investment in ITCD's common shares of approximately $16.2 million had a market value of $113.6 million at June 30, 1999, resulting in a pre-tax unrealized holding gain of $97.3 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." In addition, SCI owned 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.3 million. Series A preferred shares are convertible in March 2002 into ITCD common shares on a two for one basis. The market value of series A preferred stock of ITCD is not readily determinable. However, on an as converted basis the market value of the underlying common stock for the series A preferred stock was approximately $82.9 million at June 30, 1999, resulting in an unrecorded pre-tax holding gain of $71.7 million.

o Knology Holdings, Inc. (Knology) is a broad-band service provider of cable, television, telephone and internet services. SCI owned 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million. SCI also owned an additional 753 warrants which entitles it to purchase 753 shares of preferred stock at $1,500 per share.

o ITC has an ownership interest in several Southeastern communications companies. SCI owned approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $7.1 million, $8.9 million, and $5.0 million, respectively. Series A and series B preferred shares are convertible in March 2002 into ITC common shares at a conversion price of $13.45 and $43.56, respectively, on a four for one basis. The market value of these investments is not readily determinable.

        On July 9, 1999, ITCD completed its acquisition of AvData Systems, Inc. (AvData). Prior to the merger, the Company held 1,577,384 common shares in AvData at a cost of approximately $1.7 million. The Company received 49,995 common shares of ITCD as a result of the merger. In addition, SCI purchased an additional 1.0 million common shares of ITCD at $25 per share on August 6, 1999.


5.      CONTINGENCIES:

        With respect to commitments at June 30, 1999, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Contingencies at June 30, 1999 are as follows:

        A.  Nuclear Insurance

        The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.7 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10.0 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of V. C. Summer Nuclear Station (Summer Station), would be approximately $58.7 million per incident, but not more than $6.7 million per year.

        SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $2.0 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $6.1 million.

        To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G's rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer. SCE&G has no reason to anticipate a serious nuclear incident at Summer Station. If such an incident were to occur, it could have a material adverse impact on the Company's results of operations, cash flows and financial position.

        B.  Environmental

        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. The Company has recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2002. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $24.1 million at June 30, 1999. The deferral includes the estimated costs associated with the following matters.

o In September 1992, the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998, the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two will include excavation and installation of several permanent barriers to mitigate coal tar seepage. Phase Two began in November 1998, and is expected to cost approximately $3 million. On September 30, 1998 a Record of Decision was issued which sets forth EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. On January 13, 1999 the EPA issued a Unilateral Administrative Order which directed SCE&G to implement a Remedial Design and Remedial Action that would accomplish the objectives identified by the Record of Decision. SCE&G and the EPA are continuing to negotiate the remedial plan.

In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction and is scheduled for completion in the spring of the year 2000.

o SCE&G owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with the South Carolina Department of Health and Environmental Control (DHEC) pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion and a covenant not to sue. SCE&G is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

6.  SEGMENT OF BUSINESS INFORMATION:

     The Company's reportable segments are listed in the following table. The Consolidated Financial Statements report operating revenues, comprised of reportable segments, except Energy Marketing, and the non-reportable transit operations segment. Energy Marketing's revenues and revenues from other non-reportable segments are included in Other Income. The Company uses operating income to measure profitability for its Electric Operations and Gas Distribution segments. Therefore, net income is not allocated to these segments. The Company uses net income to measure profitability for its Energy Marketing segment, which includes the Company's unregulated gas sales in Georgia. Affiliate revenue is derived from transactions between reportable segments as well as transactions between separate legal entities that are combined into the same reportable segment. Assets for the period did not change significantly.

                              Disclosure and  Reconciliation of
                                     Reportable Segments

--------------------------------------------------------------------------------
                            Three Months Ended        Three Months Ended
                              June 30, 1999             June 30, 1998
--------------------------------------------------------------------------------
                           Net      Operating           Net       Operating
                         Income      Income           Income       Income
                                      (Millions of Dollars)

Electric Operations        n/a        $ 64              n/a          $69
Gas Distribution           n/a           -              n/a            1
Gas Transmission           $ 2           3              $ 3            4
Energy Marketing           (11)        n/a               (2)         n/a
------------------------------------------------- -----------------------------

Total Reportable Segments   (9)        67                 1           74
Elimination of Affiliates    -         (1)                -           (1)
Non-reportable Segments     (3)        (1)               (2)          (1)
Unallocated                 36          -                43            2
---------------------------------------------- ---------------- -------------
Consolidated Totals        $24        $65               $42          $74
============================================== ================ =============

                            External     Affiliate     External     Affiliate
                             Revenue      Revenue       Revenue      Revenue
                                           (Millions of Dollars)

Electric Operations           $293         $ 79         $299          $74
Gas Distribution                44            1           44            2
Gas Transmission                38           29           44           29
Energy Marketing                48            -           56            -
--------------------------------------------------------------------------------
Total Reportable Segments     $423         $109         $443         $105
================================================================================

-------------------------------------------------------- ----------------------
                               Six Months Ended            Six Months Ended
                                June 30, 1999               June 30, 1998
-------------------------------------------------------- -----------------------
                             Net       Operating         Net        Operating
                           Income        Income         Income       Income
                                        (Millions of Dollars)

Electric Operations          n/a          $127          n/a         $141
Gas Distribution             n/a            14          n/a           17
Gas Transmission             $ 5             7          $ 8           10
Energy Marketing             (25)          n/a           (3)         n/a
---------------------------------------------------------------- --------------

Total Reportable Segments    (20)          148            5          168
Elimination of Affiliates      -            (2)           -           (2)
Non-reportable Segments       (2)           (2)          (1)          (2)
Unallocated                   83             -          102            1
---------------------------------------------------------------- --------------
Consolidated Totals          $61          $144         $106         $165
================================================================ ==============

                          External    Affiliate     External   Affiliate
                           Revenue     Revenue       Revenue    Revenue
                                        (Millions of Dollars)

Electric Operations         $559        $148         $569       $141
Gas Distribution             130           1          132          2
Gas Transmission              82          78           92         78
Energy Marketing             189           -          148          -
---------------------------------------------------------------------------
Total Reportable Segments   $960        $227         $941       $221
===========================================================================

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                SCANA CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 1998.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, including the pace of deregulation of retail natural gas and electricity markets in the United States, (3) changes in the economy, (4) the impact of competition from other energy suppliers, (5) the management of the Company's operations, (6) variations in prices of natural gas and fuels used for electric generation, (7) growth opportunities for the Company's regulated and non-regulated subsidiaries, (8) the results of financing efforts, (9) changes in the Company's accounting policies, (10) weather conditions in areas served by the Company's utility subsidiaries, (11) performance of the telecommunications companies in which the Company has made significant investments, (12) inflation,
(13) exposure to environmental issues and liabilities, (14) changes in environmental regulation, (15) unsuccessful correction of any material Year 2000 problem or, alternatively, unsuccessful implementation of a contingency plan by the Company and any critical third party suppliers, and (16) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

               MATERIAL CHANGES IN CAPITAL RESOURCES AND LIQUIDITY
                             SINCE DECEMBER 31, 1998

COMPETITION

North Carolina Acquisition


     On February 17, 1999, the Company and Public Service Company of North Carolina, Inc. (PSNC) announced a definitive agreement whereby the Company will acquire PSNC in a transaction valued at approximately $900 million, including the assumption of debt. The transaction will be accounted for as a purchase. It is anticipated that PSNC will be operated as a wholly-owned subsidiary of the Company. The shareholders of both companies approved the transaction on July 1, 1999. On July 30, 1999, SCANA filed an application with the Securities and Exchange Commission (SEC) to become a registered public utility holding company. The transaction still requires the approval of the SEC and several regulatory agencies. It is anticipated that the approval process will be completed by the end of 1999.


Georgia Retail Gas Market


         SCANA Energy Marketing (Energy Marketing), a wholly-owned subsidiary of the Company, continues to exceed projections for acquiring customers in
Georgia's natural gas market. At June 30, 1999, Energy Marketing had approximately 287,000 customers compared to approximately 72,000 at December 31, 1998. Energy Marketing's success has resulted in startup costs and expenses being significantly higher than expected. For the six months ended June 30, 1999, Energy Marketing incurred losses (net of taxes) of approximately $22.7 million, including startup costs which were expensed as incurred. A substantial portion of those costs came from a $50 per customer promotional sign-up offer, which expired April 15, 1999. In March 1999, the Georgia legislature approved a bill that resulted in Georgia's natural gas market being declared competitive. As a result, customers who have not chosen a new gas supplier by August 11, 1999 will be randomly assigned to a new supplier based on market share. At the current rate of expansion, Energy Marketing could have approximately 435,000 customers after the random assignment process is completed. The level of future revenues and expenditures, including startup costs, is dependent on several factors that cannot be reasonably predicted. These factors include how rapidly Energy Marketing gains additional customers and market share, the intensity of competition as it continues to develop, the margin Energy Marketing is able to achieve on gas sales and its ability to find industrial interruptible customers to purchase available capacity. Energy Marketing anticipates incurring additional losses through the remainder of 1999 and plans to be breakeven for the year 2000.


Proposed Interstate Natural Gas Pipeline

     On April 14, 1999, South Carolina Pipeline Corporation, a wholly-owned subsidiary of the Company, announced plans to develop an interstate natural gas pipeline to ensure adequate supplies to growing gas markets in South Carolina and North Carolina. Details of the proposal are being finalized. Construction of the project will require approval by the Federal Energy Regulatory Commission and other federal and state agencies.

LIQUIDITY AND CAPITAL RESOURCES

        On December 11, 1998,  the Public  Service  Commission of South Carolina
(PSC) issued an order requiring South Carolina Electric & Gas Company (SCE&G), a wholly owned subsidiary of the Company, to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a
13.04 percent return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded
SCE&G's authorized return of 12.0 percent by 1.04 percent, or $22.7 million, primarily as a result of record-breaking heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the PSC-authorized level if SCE&G experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. On December 21, 1998, SCE&G filed a motion for reconsideration with the PSC. On January 12, 1999, the PSC denied SCE&G's motion for reconsideration and reaffirmed SCE&G's return on equity of 12.0 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

        The following table summarizes how the Company generated funds for property additions and construction expenditures during the six months ended June 30, 1999 and 1998:

-----------------------------------------------------------------------------
                                                  Six Months Ended
                                                      June 30,
                                              1999               1998
---------------------------------------------------------- ------------------
                                                 (Millions of Dollars)


Net cash provided from operating activities   $ 66               $ 162
Net cash provided  from financing activities    86                   7
Cash provided from sale of subsidiary assets    12                   -
Cash and temporary cash investments available
at the beginning of the period                  62                  60

================================================================================
Net cash available for  property additions
and construction expenditures                 $226               $229
================================================================================

Funds used for utility property
additions and construction expenditures,
net of noncash allowance for funds
used during construction                     $118               $ 108
================================================================================

Funds used for nonutility property
  additions                                  $ 38              $   82
================================================================================

       On March 9, 1999, SCE&G issued $100 million of First Mortgage Bonds having an annual interest rate of 6 1/8% and maturing on March 1, 2009. These funds were used to reduce short-term debt.

       On June 29, 1999, the Company issued $150 million one-year floating rate medium-term notes maturing on July 14, 2000. The interest rate is reset monthly and is based on the one-month LIBOR plus 35 basis points. These funds were used to reduce short-term bank debt.

       The Company anticipates that the remainder of its 1999 cash requirements will be met through internally generated funds, and the incurrence of additional short-term and long-term indebtedness. The Company anticipates incurring short-term and long-term debt to fund the cash consideration to be paid to shareholders related to the Company's acquisition of PSNC. The timing and amount of such financings will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended June 30, 1999 was 3.01.

Investments in Equity Securities

        At June 30, 1999, SCANA Communications, Inc. (SCI), a wholly owned subsidiary of the Company, held the following investments in ITC Holding Company, Inc. (ITC) and its affiliates:


o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCI owned approximately 4.8 million common shares of Powertel. SCI's investment in Powertel's common shares of approximately $70.4 million had a market value of $143.5 million at June 30, 1999, resulting in a pre-tax unrealized holding gain of $73.1 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." In addition, SCI owned the following non-voting convertible preferred shares, at the approximate cost noted:
     100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and, 50,000 shares series E 6.5% ($75.0 million). Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the preferred shares was approximately $290.3 million at June 30, 1999, resulting in an unrecorded pre-tax holding gain of $117.8 million.

o ITC^ DeltaCom, Inc. (ITCD) is a fiber optic telecommunications provider. SCI owned approximately 4.1 million common shares of ITCD. SCI's investment in ITCD's common shares of approximately $16.2 million had a market value of $113.6 million at June 30, 1999, resulting in a pre-tax unrealized holding gain of $97.3 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." In addition, SCI owned 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.3 million. Series A preferred shares are convertible in March 2002 into ITCD common shares on a two for one basis.
     The market value of series A preferred stock of ITCD is not readily determinable. However, on an as converted basis the market value of the underlying common stock for the series A preferred stock was approximately $82.9 million at June 30, 1999, resulting in an unrecorded pre-tax holding gain of $71.7 million.

o Knology Holdings, Inc. (Knology) is a broad-band service provider of cable, television, telephone and internet services. SCI owned 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million. SCI also owned an additional 753 warrants which entitles it to purchase 753 shares of preferred stock at $1,500 per share.

o ITC has an ownership interest in several Southeastern communications companies. SCI owned approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $7.1 million, $8.9 million, and $5.0 million, respectively. Series A and series B preferred shares are convertible in March 2002 into ITC common shares at a conversion price of $13.45 and $43.56, respectively, on a four for one basis. The market value of these investments is not readily determinable.


        On July 9, 1999, ITCD completed its acquisition of AvData Systems, Inc. (AvData). Prior to the merger, the Company held 1,577,384 common shares in AvData at a cost of approximately $1.7 million. The Company received49,995 common shares of ITCD as a result of the merger. In addition, SCI purchased 1.0 million common shares of ITCD at $25 per share on August 6, 1999.

Year 2000 Issue

        The Year 2000 is an issue because many computers, embedded systems and software were originally programmed using two digits rather than four digits to identify the applicable year. This may prevent them from accurately processing information with dates beyond 1999. Because the Year 2000 issue could have a material impact on the operations of the Company if not addressed, the Company's goal is to be Year 2000 ready. This means that before the year 2000, critical systems, equipment, applications and business relationships will have been evaluated and should be suitable to continue into and beyond the year 2000 and that applicable contingency plans are in place.

        In 1993, the Company began the first of several projects to replace many of its business application systems to provide increased functionality and to improve access to business information. Accordingly, the Company has implemented new general ledger, purchasing, materials inventory, accounts payable, and customer information systems. These new systems, which comprise a significant portion of the Company's applications software, were designed to be Year 2000 compliant and have been tested to confirm their Year 2000 readiness.

        In 1997, the Company established a Corporate Year 2000 Project Office (Project Office) to direct Year 2000 efforts throughout the Company. A Steering Committee was formed to direct the efforts of the Project Office. The Steering Committee reports to the senior officers of the Company and to the board of directors. It is chaired by the chief financial officer of SCANA and is comprised of officers representing all operational areas. The Project Office is staffed by nine full time project managers and extensive support personnel. The Project Office is responsible for addressing Year 2000 issues and coordinating the required assessment and remediation efforts.

        The Company's Year 2000 efforts encompass three projects, all reporting to the Steering Committee. The Information Technology Project covers all mainframe and client server application software, infrastructure hardware, system software, desktop computers and network equipment. The Embedded Systems Project covers all microprocessors, instruments and control devices, monitoring equipment on power lines and in substations, security and control devices, telephone systems and certain types of meters. The Procedures and External Interfaces Project covers Year 2000 procedures, documentation and communications with key suppliers, vendors, customers, financial institutions and governmental agencies.

        The Company's Year 2000 project approach involves the following: (1) inventorying all Year 2000 internal and external items and entities and updating the Year 2000 Inventory Database; (2) performing risk analysis and corporate prioritization of all inventory entries; (3) performing detailed assessments of all inventory entries to determine Year 2000 readiness and establishing a remediation action plan where necessary; (4) remediating all inventory entries assessed as non-compliant, including repairing, replacing or developing acceptable work-arounds; (5) testing through date simulation and comprehensive test data; (6) implementation of all converted systems and equipment into production operations; and (7) contingency planning.

     Detailed project plans exist for each of the Year 2000 projects. These project plans, work schedules and resource requirements are reviewed weekly by the project managers and monthly by the Steering Committee. The Year 2000 projects are appropriately staffed and are on schedule. The Company's critical systems and business relationships have been addressed and the remaining project work this year will focus on addressing the lower priority systems and change management.


        SCE&G's V. C. Summer Nuclear Station reported to the Nuclear Regulatory Commission (NRC) at the end of June 1999 that the plant is Year 2000 ready. Also at the end of June, SCANA reported to the North American Electric Reliability Council (NERC), that the Company's primary systems necessary for the generation and transmission of electricity are Year 2000 ready with two exceptions. The first exception is associated with Canadys Station Unit 1 coal-fired generating plant. The Westinghouse Distributed Products Family (WDPF) upgrades and Year 2000 readiness tests at two of the three Canadys Station Units have been completed. The same WDPF upgrade and Year 2000 readiness test for Unit 1 is scheduled for the fall outage in November 1999. Canadys Station Unit 1 generates 125 MW and represents less than 3% of SCANA's generating capacity. The second exception is associated with SCE&G's new Spectrum Energy Management System
(EMS). The conversion of the existing EMS system to the Spectrum System is in process and expected to be completed in August 1999. Management believes the Spectrum System will be Year 2000 ready when implemented. SCANA has contingency plans in place, which include manual procedures that provide a reliable alternative to the functions expected to be handled by the Spectrum System.

        The Information Technology Project Team has completed the assessment and code remediation for all application software. These applications have been tested in an isolated Year 2000 testing environment. The Year 2000 testing environment will be maintained through the end of the year to test any changes to these systems or any newly implemented applications. Independent vendor code verifications were successfully completed for selected systems that had been through the Company's remediation process. During the second quarter of 1999 a comprehensive Year 2000 test was successfully performed on the Company's network equipment. All of the Company's desktop workstations are in the process of either being replaced or upgraded to a standard configuration and software release level. All completed assessment and remediation documentation related to mission critical applications and technical infrastructure items has been reviewed and approved by the Information Technology Audit Review Committee. The Information Technology Project was approximately 85% complete through June 1999.

        The Embedded Systems Project Team, which included approximately 20 engineers with prior experience with microprocessors was formed in 1998, and detailed assessment, remediation and testing procedures were developed. This team worked closely with each of SCANA's business units to complete the assessments of critical systems and equipment and any required remediation based on the corporate prioritization process. All completed assessment and remediation documentation related to mission critical systems or equipment involving microprocessors has been reviewed and approved by the Embedded Systems Audit Review Committee. Independent vendor verifications for selected embedded system assessments were completed during the first quarter of 1999 and confirmed the Company's previous conclusions. The Embedded Systems Project was approximately 90% complete through June 1999.

        The Procedures and External Interfaces Project Team has developed written documentation and procedures for Year 2000 compliance definition, document control, inventory, prioritization, assessment, remediation, change control, business continuity planning, and vendor, customer and supplier communications. This team has communicated with all significant vendors and suppliers and assessed their Year 2000 readiness status in an attempt to determine the extent to which the Company may be vulnerable to their failure to remediate their own Year 2000 issues. The Company has developed communications materials explaining its year 2000 efforts and is continuing communications with customers and external groups, including the South Carolina and Georgia Public Service Commissions. The Procedures and External Interfaces Project was approximately 75% complete through June 1999.

     The Company's revised projected total cost of its Year 2000 efforts as of June 1999 and the anticipated timing and breakdown of those expenditures is as follows:


 ------------------- -------------- ------------------ ----------------
                     Internal       Out of Pocket      Total
 ------------------- -------------- ------------------ ----------------
                                       (Millions of  Dollars)
 Project To Date       $ 3            $ 10             $13
 Remainder of 1999       1               3               4
                      -----           -------          -----
 Total                 $ 4            $13              $17
 ------------------- -------------- ------------------ ----------------

        The cost of the project is based on management's best estimates, which are based on assumptions regarding future events. These future events include continued availability of key resources, third parties' Year 2000 readiness and other factors. The cost of the project is not expected to have a material impact on the results of operations or on the financial position or cash flows of SCANA or SCE&G. The costs of implementing the new business application systems referred to earlier are not included in these cost estimates.

        A failure to correct a material Year 2000 problem by the Company or by a critical third party supplier could result in an interruption in, or a failure of the Company's ability to provide energy services. At this time, the Company believes its most reasonably likely worst case scenario is that Year 2000 failures could lead to temporary generating capacity reductions on the Company's electrical grid, temporary intermittent interruptions in communications and temporary intermittent interruptions in gas supply from interstate suppliers or producers. A Year 2000 problem of this nature could result in temporary interruptions in electric or gas service to customers. The Company has no historical experience with interruptions caused by this scenario. However, these temporary interruptions in service, if any, might be similar to weather-related outages that the Company encounters from time to time in its business today. Although the Company does not believe that this scenario will occur, the Company is enhancing existing contingency plans to ensure preparedness and to mitigate the long term effect of such a scenario. Since the expected impact of this scenario on the Company's operations, cash flow and financial position cannot be determined, there is no assurance that it would not be material.



        In 1998 the Company established eight business continuity planning task groups to develop Year 2000 business continuity plans. Contingency plans to cover the Company's Corporate Operations, Customer Service Operations, Electric Generation, Transmission and Distribution Operations, Gas Delivery Operations, Telecommunications and Emergency Preparedness, Information Technology and Procurement have been developed and approved by the Company's senior management. Detailed contingency plans that were already in place to cover weather-related outages, computer failures and generation outages were used and/or referenced as the basis for the Year 2000 business continuity plans. These plans include mitigation strategies and emergency response action plans to address potential Year 2000 scenarios, critical system failures and reliance on critical suppliers.

        NERC is coordinating the Year 2000 efforts of the electric utility industry in the United States and contingency planning within the regional electric reliability councils. Coordination in SCE&G's region is through the Southeastern Electric Reliability Council (SERC). SCE&G's contingency planning efforts are in compliance with the SERC and NERC contingency planning guidelines which required final contingency plans to be complete by y June 30, 1999.


        On April 9, 1999, the Company participated in the first of two NERC required contingency planning drills that are intended to test backup communications systems and the Company's ability to operate the electric grid with manually read data instead of computerized systems. The Company's gas transmission and distribution operations areas also participated in the drill. The drills were very successful and no major problems with the Company's backup procedures were found. The Company will also participate in a similar NERC required drill on September 8 and 9, 1999, which will serve as a full dress rehearsal for December 31, 1999.

        In addition to NERC and SERC, SCE&G is working with the Electric Power Research Institute (EPRI) to address the issue of overall grid reliability and protection. To ensure that all Year 2000 issues at its Summer Station nuclear plant are addressed, SCE&G is closely cooperating with other utility companies that own nuclear power plants. SCE&G and other utilities participating in workshops sponsored by NERC and EPRI continue to share Year 2000 project information to ensure the prompt and effective resolution of the Year 2000 issue.

                              RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                AS COMPARED TO THE CORRESPONDING PERIODS IN 1998

Earnings and Dividends


        Net income for the three and six months ended June 30, 1999 decreased approximately $18.4 million and $45.5 million, respectively, when compared to the corresponding periods in 1998. These decreases were primarily due to milder weather, the impact of a rate reduction, and losses from the Company's entry into the Georgia retail gas market. In addition, net income for the six months ended June 30, 1998 includes a one-time, after-tax reduction to depreciation expense of approximately $5.5 million related to a change in depreciation rates retroactive to February 1996. This change in depreciation rates resulted from the reversal of a $257 million shift of depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996.


        Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 5% of income before income taxes for the six months ended June 30, 1999 and 1998.

        The Company's Board of Directors declared the following quarterly dividends on common stock:

--------------------- ------------------ ------------------ -----------------
Declaration           Dividend           Record             Payment
Date                  Per Share          Date               Date
--------------------- ------------------ ------------------ -----------------
February 7, 1999      38 1/2 cents       March 9, 1999      April 1, 1999
April 22, 1999        38 1/2 cents       June 9, 1999       July 1, 1999
--------------------- ------------------ ------------------ -----------------

        On February 17, 1999, the Board of Directors adopted a new common stock dividend policy to bring the Company's dividend payout ratio more in line with that of growth-oriented utilities. In accordance with the new policy, the board declared a dividend of $0.385 cents per share which was paid on July 1, 1999. The board anticipates reducing the dividend to $0.275 per share, effective with the dividend to be paid on October 1, 1999, if any. This action would make the Company's indicated annual dividend rate on common stock $1.10 per share.

Electric Operations


        Changes in the electric operations sales margins (including transactions with affiliates) for the three and six months ended June 30, 1999, when compared to the corresponding periods in 1998, were as follows:


--------------------------------- ---------------------------- -----------------
                                        Three Months             Six Months
(Millions of Dollars)             Change     % Change        Change    % Change
--------------------------------- ---------- ------------ ----------------------

Electric operating revenue        $ (6.5)     (2.2%)         $ (9.6)     (1.7%)
Less:  Fuel used in generation        3.8      5.6%              5.6      4.4 %
           Purchased power           (1.1)    (9.2%)             1.0      7.2 %
--------------------------------- ---------- ------------ ----------------------
Margin                            $ (9.2)     (4.2%)       $ (16.2)      (3.8%)
================================= ========== ============ ======================

        Electric operations sales margins decreased for the three and six months ended June 30, 1999 when compared to the corresponding periods in 1998 primarily as a result of milder weather in the first and second quarters of 1999 and implementation in January 1999 of a $22.7 million annual rate reduction ordered by the PSC. See LIQUIDITY AND CAPITAL RESOURCES.

Gas Distribution


        Changes in the gas distribution sales margins for the three and six months ended June 30, 1999, when compared to the corresponding periods in 1998, were as follows:


-------------------------------------------------------------- -----------------
                                           Three Months           Six Months
(Millions of Dollars)                  Change     % Change     Change   % Change
--------------------------------------------------------------------------------

Gas distribution operating revenue     $ 0.8         1.9%     $ (1.5)    (1.2%)
Less:  Gas purchased for resale          (0.2)      (0.8%)      (0.4)    (0.6%)
--------------------------------------------------------------------------------
Margin                                 $ 1.0         7.4%      $(1.1)    (2.1%)
================================================================================

        Gas distribution sales margins for the three and six months ended June 30, 1999 did not change significantly from 1998 levels.

Gas Transmission


        Changes in the gas transmission sales margins (including transactions with affiliates) for the three and six months ended June 30, 1999, when compared to the corresponding periods in1998, were as follows:


----------------------------------------------------------- --------------------
                                        Three Months          Six Months
(Millions of Dollars)                 Change    % Change   Change   % Change
--------------------------------------------------------------------------------

Gas transmission operating revenue    (8.0)     (10.6%)    (12.5)   ( 7.2%)
Less:  Gas purchased for resale       (6.9)     (10.8%)     (9.4)   ( 6.4%)
--------------------------------------------------------------------------------
Margin                                (1.1)       (9.3%)    (3.1)   (11.9%)
================================================================================

     Gas transmission  sales margins for the three and six months ended June 30,
1999   decreased   from  1998  levels   primarily   as  a  result  of  increased
competitiveness of alternate fuels.

Energy Marketing


        Changes in the energy marketing sales margins for the three and six months ended June 30, 1999, when compared to the corresponding periods in 1998, were as follows:


-------------------------------------------------------- -----------------------
                                      Three Months          Six Months
(Millions of Dollars)             Change     % Change   Change  % Change
-----------------------------------------------------------------------------

Gas and electric sales revenue    $(93.8)     (60.9%)   $(36.9)   (15.0%)
Less:  Gas and electricity
         purchased for resale      (93.4)     (60.5%)    (37.8)   (15.3%)
--------------------------------------------------------------------------------
Margin                            $ (0.4)     (88.1%)    $ 0.9    693.4%
==============================================================================

        Energy marketing sales margins for the three and six months ended June 30, 1999 did not change significantly from 1998 levels. Decreases in revenue and gas and electricity purchased for resale resulted primarily from phasing out the trading activity of Energy Marketing's Houston office in April 1999, which more than offset increases from the Georgia retail natural gas market.

Other Operating Expenses


        Change in other operating expenses, including taxes, for the three and six months ended June 30, 1999, when compared to the corresponding periods in 1998, were as follows:


---------------------------------------------------------- ---------------------
                                      Three Months           Six Months
(Millions of Dollars)              Change    % Change    Change    % Change
--------------------------------------------------------------------------------

Other operation and maintenance     $ 1.4         1.7%   $ (1.5)     (1.0%)
Depreciation and amortization         3.4         8.7%     15.3      22.4%
Income taxes                         (5.5)      (21.2%)   (14.0)    (22.4%)
Other taxes                          (0.1)       (0.6%)     1.0       2.0%
--------------------------------------------------------------------------------
Total                              $ (0.8)       (0.5%)   $ 0.8       0.2%
================================================================================

        Other operation and maintenance expenses for the three and six months ended June 30, 1999 did not change significantly from 1998 levels. The increase in depreciation and amortization expenses for the three and six months ended June 30, 1999 is due primarily to the completion of the new customer information system in January 1999. In addition, increased depreciation expenses for the six months ended June 30, 1999 reflects the non-recurring adjustment to depreciation expense in 1998 discussed under "Earnings and Dividends." The change in income taxes primarily reflects the change in operating income. The changes in other taxes for the periods were not significant.

Other Income


        Other income, net of income taxes, for the three and six months ended June 30, 1999 decreased approximately $3.9 million and $12.6 million, respectively, when compared to the corresponding periods of 1998. This decrease was primarily attributable to losses from energy marketing activities as a result of startup costs in new markets.


Interest Expense

        Interest expense, excluding the debt component of AFC, for the three and six months ended June 30, 1999 increased approximately $2.7 million and $4.8 million, respectively, when compared to the corresponding periods in 1998. The increase was primarily due to the issuance of medium term notes in the third quarter of 1998 and , the issuance of First Mortgage Bonds in the first quarter of 1999 and increased borrowings of short-term debt.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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


                                                               June 30, 1999
                                                         Expected Maturity Date
                     ------------------------- ------------------------------- ---------------
                                                   (Millions of Dollars)
                                                                  There-               Fair
Liabilities            1999      2000     2001      2002   2003   After     Total     Value
                     ------------------ ------------------------------------------------------

Long-Term Debt
Fixed Rate ($)        106.5     363.5     27.5      27.5   284.4  1,265.8   2,075.3   2,119.1
Average Interest Rate  6.86      5.77     6.87      6.87    6.29     7.35      6.89


     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

     On March 9, SCE&G issued $100 million of First Mortgage Bonds having an annual interest rate of 6 1/8 % and maturing on March 1, 2009.

     On June 29, 1999 the Company issued $150 million one-year floating rate medium term notes maturing on July 14, 2000.

     In addition, the Company has invested in a telecommunications company approximately $40 million for 11.875% senior discount notes due 2007. The fair value of these notes approximates their carrying value. An increase in market interest rates would result in a decrease in fair value of these notes and a corresponding adjustment, net of tax, to other comprehensive income.

     Equity price risk - Investments in telecommunications companies' marketable equity securities are carried at their market value of $510.5 million. A ten percent decline in market value would result in a $51.1 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of other comprehensive income.





                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                FINANCIAL SECTION








Item 1.  Financial Statements

                                                     SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                                          CONSOLIDATED BALANCE SHEETS
                                                   As of June 30, 1999 and December 31, 1998
                                                                  (Unaudited)




                                                               June 30,              December 31,
---------------------------------------------------------------------------- --------------------
                                                                1999                 1998
---------------------------------------------------------------------------- --------------------
Assets                                                            (Millions of Dollars)
Utility Plant:
    Electric                                                   $4,173               $4,133
    Gas                                                           367                  366
    Other                                                         178                  175
---------------------------------------------------------------------------- --------------------
        Total                                                   4,718                4,674
    Less accumulated depreciation and amortization              1,588                1,517
---------------------------------------------------------------------------- --------------------
        Total                                                   3,130                3,157
    Construction work in progress                                 287                  219
    Nuclear fuel, net of accumulated amortization                  54                   56
---------------------------------------------------------------------------- --------------------
        Utility Plant, Net                                      3,471                3,432
---------------------------------------------------------------------------- --------------------

Nonutility Property and Investments, net of accumulated
    depreciation                                                   18                   16

---------------------------------------------------------------------------- --------------------

Current Assets:
    Cash and temporary cash investments                            24                   36
    Receivables                                                   165                  178
    Inventories (at average cost):
        Fuel                                                       33                   32
        Materials and supplies                                     46                   47
    Prepayments                                                    19                    8
    Deferred income taxes                                          21                   21
------------------------------------------------------------------------------------------------
        Total Current Assets                                      308                  322
------------------------------------------------------------------------------------------------

Deferred Debits:
    Emission allowances                                            31                   31
    Environmental                                                  25                   22
    Nuclear plant decommissioning fund                             60                   56
    Pension asset, net                                            128                  115
    Other regulatory assets                                       176                  186
    Other                                                          78                   66
---------------------------------------------------------------------------- --------------------
        Total Deferred Debits                                     498                  476
---------------------------------------------------------------------------- --------------------
            Total                                              $4,295               $4,246
============================================================================ ====================









                                                       SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                                            CONSOLIDATED BALANCE SHEETS
                                                     As of June 30, 1999 and December 31, 1998
                                                                    (Unaudited)


                                                                    June 30,              December 31,
--------------------------------------------------------------------------------------- --------------------
                                                                      1999                  1998
------------------------------------------------------------------------------------ -------------------
Capitalization And Liabilities                                           (Millions of Dollars)
Stockholders' Investment:
    Common equity                                                      $1,508               $1,499
    Preferred stock (not subject to purchase or sinking funds)            106                  106
------------------------------------------------------------------------------------ -------------------
        Total Stockholders' Investment                                  1,614                1,605

Preferred Stock, net (subject to purchase or sinking funds)                11                  11
SCE&G-Obligated   Mandatorily   Redeemable   Preferred
    Securities  of  SCE&G's Subsidiary Trust, SCE&G Trust I,
    holding solely $50 million principal amount of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027                      50                   50
Long-Term Debt, net                                                     1,218                1,206
------------------------------------------------------------------------------------ -------------------
          Total Capitalization                                          2,893                2,872
------------------------------------------------------------------------------------ -------------------

Current Liabilities:
    Short-term borrowings                                                  95                  125
    Current portion of long-term debt                                     128                   29
    Accounts payable                                                       66                   97
    Accounts payable - affiliated companies                                21                   23
    Customer deposits                                                      17                   17
    Taxes accrued                                                          58                   75
    Interest accrued                                                       22                   21
    Dividends declared                                                     38                   38
    Other                                                                   8                   10
------------------------------------------------------------------------------------ -------------------
          Total Current Liabilities                                       453                  435
------------------------------------------------------------------------------------ -------------------

Deferred Credits:
    Deferred income taxes                                                 564                  549
    Deferred investment tax credits                                        98                  100
    Postretirement benefits                                                93                   87
    Reserve for nuclear plant decommissioning                              60                   56
    Regulatory liabilities                                                 69                   65
    Other                                                                  65                   82
------------------------------------------------------------------------------------ -------------------
          Total Deferred Credits                                          949                  939
------------------------------------------------------------------------------------ -------------------
                Total                                                  $4,295               $4,246
==================================================================================== ===================

See Notes to Consolidated Financial Statements.





                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  For the Periods Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                      Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
----------------------------------------------------------------------------- ------------ ----------- ------------
                                                                    1999         1998         1999        1998
----------------------------------------------------------------------------- ------------ ----------- ------------
                                                                  (Million of Dollars, Except Per Share Amounts)
Operating Revenues:
    Electric                                                         $293        $299         $559         $569
    Gas                                                                45          44         130          132
    Transit                                                             -           -            1            1

----------------------------------------------------------------------------- ------------ ----------- ------------
        Total Operating Revenues                                      338         343          690          702
----------------------------------------------------------------------------- ------------ ----------- ------------
Operating Expenses:
    Fuel used in electric generation                                   54          54            99          96
    Purchased power (including affiliated purchases)                   37          35            66          61
    Gas purchased from affiliate  for resale                           29          29            78          79
    Other operation                                                    58          55           111         111
    Maintenance                                                        20          21            36          39
    Depreciation and amortization                                      38          35            77          61
    Income taxes                                                       19          24            45          58
    Other taxes                                                        23          23            47          47
----------------------------------------------------------------------------- ------------ ----------- ------------
        Total Operating Expenses                                      278         276          559         552
----------------------------------------------------------------------------- ------------ ----------- ------------

Operating Income                                                       60          67           131          150
----------------------------------------------------------------------------- ------------ ----------- ------------

Other Income:
    Allowance for equity funds used during construction                 1           2             2           3
    Other income                                                        2           -             4           -
----------------------------------------------------------------------------- ------------ ----------- ------------
        Total Other Income                                              3           2              6          3
----------------------------------------------------------------------------- ------------ ----------- ------------

Income Before Interest Charges                                         63          69            137         153
----------------------------------------------------------------------------- ------------ ----------- ------------

Interest Charges (Credits):
    Interest expense on long-term debt                                 24          24              47         47
    Other interest expense                                              2           2              5          3
    Allowance for borrowed funds used during construction              (1)         (2)            (2)        (3)
----------------------------------------------------------------------------- ------------ ----------- ------------
        Total Interest Charges, Net                                    25          24              50         47
----------------------------------------------------------------------------- ------------ ----------- ------------

Income Before Preferred Dividend Requirements
    On Mandatorily Redeemable Preferred Securities                     38          45            87         106
Preferred Dividend Requirement of SCE&G - Obligated
    Redeemable Preferred Securities                                     1           1            2            2
----------------------------------------------------------------------------- ------------ ----------- ------------

Net Income                                                             37          44            85          104
Preferred Stock Cash Dividends (At stated rates)                        2           2            4             4
----------------------------------------------------------------------------- ------------ ----------- ------------
Earnings Available for Common Stock                                    35          42           81          100
Retained Earnings at Beginning of Period                              501         459          491         438
Common Stock Cash Dividends Declared                                  (36)        (37)         (72)         (74)
============================================================================= ============ =========== ============
Retained Earnings at End of Period                                   $500        $464         $500         $464
============================================================================= ============ =========== ============

See Notes to Consolidated Financial Statements.








                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Periods Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                       Six Months Ended
                                                                            June 30,
------------------------------------------------------------------------------- -------------
                                                                        1999        1998
------------------------------------------------------------------------------- -------------
                                                                      (Millions of Dollars)
Cash Flows From Operating Activities:
   Net income                                                          $ 85         $ 104
      Adjustments to reconcile net income to net cash provided
        from operating activities:
          Depreciation and amortization                                  77            61
          Amortization of nuclear fuel                                    7            10
          Deferred income taxes, net                                    15             17
          Pension asset                                                (13)            (4)
          Post retirement benefits                                       6              7
          Other regulatory assets                                       10              -
          Regulatory liabilities                                         4              8
          Allowance for funds used during construction                  (4)            (6)
          Over (under) collections, fuel adjustment clauses              -              9
          Changes in certain current assets and liabilities:
              (Increase) decrease in receivables                        13             (8)
              (Increase) decrease in inventories                         -             (7)
              (Increase) decrease in prepayments                       (11)            (7)
              Increase (decrease) in accounts payable                  (33)           (13)
              Increase (decrease) in taxes accrued                     (17)             3
       Other, net                                                      (40)           (25)

------------------------------------------------------------------------------- -------------
       Net Cash Provided From Operating Activities                      99            149
------------------------------------------------------------------------------- -------------

Cash Flows From Investing Activities:
       Utility property additions and construction expenditures,
         net of AFC                                                    116)           (98)
------------------------------------------------------------------------------- -------------
       Net Cash Used For Investing Activities                          116)           (98)
------------------------------------------------------------------------------- -------------

Cash Flows From Financing Activities:
     Proceeds:
         Issuance of First Mortgage Bonds                               99              -
     Repayments:
         Other long-term debt                                           (3)             -
     Dividend payments:
         Common stock                                                  (72)           (93)
         Preferred stock                                                (4)            (4)
     Short-term borrowings, net                                        (30)            53
     Fuel and emission allowance financings, net                        15             (7)
------------------------------------------------------------------------------ -------------
     Net Cash Provided From (Used For) Financing Activities              5            (51)
------------------------------------------------------------------------------- -------------

Net Decrease In Cash And Temporary Cash Investments                    (12)             -
Cash And Temporary Cash Investments At January 1                        36              6
=============================================================================== =============
Cash And Temporary Cash Investments At June 30                        $ 24            $ 6
=============================================================================== =============

Supplemental Cash Flow Information:
    Cash paid for - Interest (includes capitalized interest
                     of $2 for 1999 and $3 for 1998)                                                $ 50         $ 50
                           - Income taxes                                                             18             9

See Notes to Consolidated Financial Statements.


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1998. These are interim financial statements, and the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Note 2, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       A.  Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of June 30, 1999, approximately $201 million and $69 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $123 million and $51 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $46 million and $30 million, respectively, are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $10 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

       B.  Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the 1999 presentation.

2.     RATE MATTERS

       On December 11, 1998, the PSC issued an order requiring the Company to reduce retail electric rates on a prospective basis. The PSC acted in response to the Company reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded the Company's authorized return of 12 percent by 1.04 percent, or $22.7 million, primarily as a result of record heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the PSC-authorized level if the Company experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. On December 21, 1998, the Company filed a motion for reconsideration with the PSC. On January 12, 1999, the PSC denied the Company's motion for reconsideration and reaffirmed the Company's return on equity of 12 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

3.  RETAINED EARNINGS

       The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, the Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At June 30, 1999, approximately $27.4 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

4.   CONTINGENCIES

       With respect to commitments at June 30, 1999, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Contingencies at June 30, 1999 are as follows:

       A. Nuclear Insurance

       The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.7 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of the V. C. Summer Nuclear Station (Summer Station), would be approximately $58.7 million per incident, but not more than $6.7 million per year.

        The Company currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $2.0 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $6.1 million.

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

        B.  Environmental

        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. The Company has recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2002. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $24.1 million at June 30, 1999. The deferral includes the estimated costs associated with the following matters.

o In September 1992, the EPA notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998, the EPA approved the Company's Removal Action Work Plan for soil excavation. The Company
     completed   Phase  One  of  the  Removal  Action  in  1998  at  a  cost  of approximately $1.5 million. Phase Two will include excavation and installation of several permanent barriers to mitigate coal tar seepage. Phase Two began in November 1998, and is expected to cost approximately $3 million. On September 30, 1998 a Record of Decision was issued which sets forth EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. On January 13, 1999 the EPA issued a Unilateral Administrative Order which directed the Company to implement a Remedial Design and Remedial Action that would accomplish the objectives identified by the Record of Decision. The Company and the EPA are continuing to negotiate the remedial plan.

In   October  1996  the  City  of  Charleston   and  the  Company   settled  all
     environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by the Company to the City. The Company is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, the Company has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction and is scheduled for completion in the spring of the year 2000.

o The Company owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, the Company entered into a Remedial Action Plan Contract with the South Carolina Department of Health and Environmental Control (DHEC) pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give the Company a Certificate of Completion and a covenant not to sue. The Company is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

5.       SEGMENT OF BUSINESS INFORMATION

The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its Electric Operations and Gas Distribution segments. Therefore, net income is not allocated to these segments. Affiliate revenue is derived from transactions between reportable segments as well as transactions between separate legal entities that are combined into the same reportable segment. Assets for the period did not change significantly.


              Disclosure and Reconciliation of Reportable Segments


                                 Three Months Ended             Three Months Ended
 (Millions of Dollars)             June 30, 1999                  June 30, 1998
-------------------------------------------------------------------------------------------

                           Operating  External Affiliate Operating  External   Affiliate
                             Income   Revenue   Revenue   Income     Revenue    Revenue


Electric Operations           $62       $293      $52       $66       $299        $50
Gas Distribution                -         45        -         1         44          -

-------------------------------------------------------------------------------------------
Total Reportable Segments      62       338        52        67      $343        $50
                                        ====      ===                ====        ===
Elimination of Affiliates      (1)                           (1)
Non-reportable Segments        (1)                            1
-------------------------------------------------------------------------------------------
Consolidated Totals           $60                           $67
                              ===                           ===

                                          Six Months Ended          Six Months Ended
(Millions of Dollars)                       June 30, 1999            June 30, 1998
-------------------------------------------------------------------------------------------

                           Operating  External  Affiliate Operating  External  Affiliate
                             Income   Revenue    Revenue   Income     Revenue   Revenue

Electric Operations           $121      $559       $96      $136       $569       $93
Gas Distribution                14       130         -        17        132         -
-------------------------------------------------------------------------------------------
Total Reportable Segments       135     $689       $96       153       $701       $93
                                        ====       ===                 ====       ===
Elimination of Affiliates       (2)                          (2)
Non-reportable Segments         (2)                          (1)
-------------------------------------------------------------------------------------------
Consolidated Totals            $131                                      $150
                               ====                                      ====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company's (SCE&G) Annual Report on Form 10-K for the year ended December 31, 1998.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, including the pace of deregulation of retail natural gas and electricity markets in the United States, (3) changes in the economy, (4) the impact of competition from other energy suppliers, (5) the management of SCE&G's operations, (6) variations in prices of natural gas and fuels used for electric generation, (7) growth opportunities, (8) the results of financing efforts, (9) changes in SCE&G's accounting policies, (10) weather conditions in areas served by SCE&G, (11) inflation, (12) exposure to environmental issues and liabilities,
(13) changes in environmental regulation, (14) unsuccessful correction of any material Year 2000 problem or, alternatively, unsuccessful implementation of a contingency plan by SCE&G and any critical third party suppliers and (15) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the Securities and Exchange Commission . SCE&G disclaims any obligation to update any forward-looking statements.

               MATERIAL CHANGES IN CAPITAL RESOURCES AND LIQUIDITY
                             SINCE DECEMBER 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

       On December 11, 1998, the South Carolina Public Service Commission (PSC) issued an order requiring SCE&G to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04% return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded SCE&G's authorized return of 12.0% by 1.04%, or $22.7 million, primarily as a result of record-breaking heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the PSC-authorized level if SCE&G experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. On December 21, 1998, SCE&G filed a motion for reconsideration with the PSC. On January 12, 1999, the PSC denied SCE&G's motion for reconsideration and reaffirmed SCE&G's return on equity of 12.0%. The rate reductions were placed into effect with the first billing cycle of January 1999.

        The following table summarizes how SCE&G generated funds for its utility property additions and construction expenditures during the six months ended June 30, 1999 and 1998:

--------------------------------------------------------------------------------
                                                       Six Months Ended
                                                           June 30,
                                                    1999               1998
---------------------------------------------------------------- ---------------
                                                    (Millions of Dollars)


Net cash provided from operating activities         $99                $149
Net cash provided from (used for) financing
  activities                                          5                (51)
Cash and temporary cash investments
  available at the beginning of the period           36                 6
------------------------------------------------------------------------------
Net cash available for utility property
  additions and construction expenditures          $140               $104
==============================================================================
Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                     $116               $ 98
==============================================================================
        On March 9, 1999, SCE&G issued $100 million of First Mortgage Bonds having an annual interest rate of 6 1/8% and maturing on March 1, 2009. These funds were used to reduce short-term debt.

        SCE&G anticipates that the remainder of its 1999 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended June 30, 1999 was 4.07.

Year 2000 Issue

       The Year 2000 is an issue because many computers, embedded systems and software were originally programmed using two digits rather than four digits to identify the applicable year. This may prevent them from accurately processing information with dates beyond 1999. Because the Year 2000 issue could have a material impact on the operations of SCE&G if not addressed, SCE&G's goal is to be Year 2000 ready. This means that before the year 2000, critical systems, equipment, applications and business relationships will have been evaluated and should be suitable to continue into and beyond the year 2000 and that applicable contingency plans are in place.


        In 1993, SCE&G began the first of several projects to replace many of its business application systems to provide increased functionality and to improve access to business information. Accordingly, SCE&G has implemented new general ledger, purchasing, materials inventory, accounts payable, and customer information systems. These new systems, which comprise a significant portion of SCE&G's application software, were designed to be Year 2000 compliant and have been tested to confirm their Year 2000 readiness.


        In 1997, SCANA Corporation (SCANA), SCE&G's parent company, established a Corporate Year 2000 Project Office (Project Office) to direct Year 2000 efforts for itself and each of its subsidiaries, including SCE&G. A Steering Committee was formed to direct the efforts of the Project Office. The Steering Committee reports to the senior officers of SCANA and to its board of directors. It is chaired by SCANA's chief financial officer and is comprised of officers representing all operational areas. The Project Office is staffed by nine full time project managers and extensive support personnel. The Project Office is responsible for addressing Year 2000 issues and coordinating the required assessment and remediation efforts.


        SCANA's Year 2000 efforts encompass three projects, all reporting to the Steering Committee. The Information Technology Project covers all mainframe and client server application software, infrastructure hardware, system software, desktop computers and network equipment. The Embedded Systems Project covers all microprocessors, instruments and control devices, monitoring equipment on power lines and in substations, security and control devices, telephone systems and certain types of meters. The Procedures and External Interfaces Project covers Year 2000 procedures, documentation and communications with key suppliers, vendors, customers, financial institutions and governmental agencies.

        SCANA's Year 2000 project approach involves the following: (1) inventorying all Year 2000 internal and external items and entities and updating the Year 2000 Inventory Database; (2) performing risk analysis and corporate prioritization of all inventory entries; (3) performing detailed assessments of all inventory entries to determine Year 2000 readiness and establishing a remediation action plan where necessary; (4) remediating all inventory entries assessed as non-compliant, including repairing, replacing or developing acceptable work-arounds; (5) testing through date simulation and comprehensive test data; (6) implementation of all converted systems and equipment into production operations; and (7) contingency planning.


     Detailed project plans exist for each of the Year 2000 projects. These project plans, work schedules and resource requirements are reviewed weekly by the project managers and monthly by the Steering Committee. The Year 2000 projects are appropriately staffed and are on schedule. SCE&G's critical systems and business relationships have been addressed and the remaining project work this year will focus on addressing the lower priority systems and change management.


        SCE&G's V. C. Summer Nuclear Station reported to the Nuclear Regulatory Commission (NRC) at the end of June 1999 that the plant is Year 2000 ready. Also at the end of June, SCE&G reported to the North American Electric Reliability Council (NERC), that the company's primary systems necessary for the generation and transmission of electricity are Year 2000 ready with two exceptions. The first exception is associated with SCE&G's Canadys Station Unit 1 coal-fired generating plant. The Westinghouse Distributed Products Family (WDPF) upgrades and Year 2000 readiness tests at two of the three Canadys Station Units have been completed. The same WDPF upgrade and Year 2000 readiness test for Unit 1 is scheduled for the fall outage in November 1999. Canadys Station Unit 1 generates 125 MW and represents less than 3% of SCE&G's generating capacity. The second exception is associated with SCE&G's new Spectrum Energy Management System
(EMS). The conversion of the existing EMS system to the Spectrum System is in process and expected to be completed in August 1999. Management believes the Spectrum System will be Year 2000 ready when implemented. SCE&G has contingency plans in place, which include manual procedures that provide a reliable alternative to the functions expected to be handled by the Spectrum System.

        The Information Technology Project Team has completed the assessment and code remediation for all application software. These applications have been tested in an isolated Year 2000 testing environment. The Year 2000 testing environment will be maintained through the end of the year to test any changes to these systems or any newly implemented applications. Independent vendor code verifications were successfully completed for selected systems that had been through the Company's remediation process. During the second quarter of 1999 a comprehensive Year 2000 test was successfully performed on the Company's network equipment. All of SCE&G's desktop workstations are in the process of either being replaced or upgraded to a standard configuration and software release level. All completed assessment and remediation documentation related to mission critical applications and technical infrastructure items has been reviewed and approved by the Information Technology Audit Review Committee. The Information Technology Project was approximately 85% complete through June 1999.

        The Embedded Systems Project Team, which included approximately 20 engineers with prior experience with microprocessors, was formed in 1998, and detailed assessment, remediation and testing procedures were developed. This team worked closely with each of SCE&G's business units to complete the assessments of critical systems and equipment and any required remediation based on the corporate prioritization process. . All completed assessment and remediation documentation related to mission critical systems or equipment involving microprocessors has been reviewed and approved by the Embedded Systems Audit Review Committee. Independent vendor verifications for selected embedded system assessments were completed during the first quarter of 1999 and confirmed SCE&G's previous conclusions. The Embedded Systems Project was approximately 90% complete through June 1999.

        The Procedures and External Interfaces Project Team has developed written documentation and procedures for Year 2000 compliance definition, document control, inventory, prioritization, assessment, remediation, change control, business continuity planning, and vendor, customer and supplier communications. This team has communicated with all significant vendors and suppliers and assessed their Year 2000 readiness status in an attempt to determine the extent to which SCE&G may be vulnerable to their failure to remediate their own Year 2000 issues. SCE&G has developed communications materials explaining its year 2000 efforts and is continuing communications with customers and external groups, including the South Carolina and Georgia Public Service Commissions. The Procedures and External Interfaces Project was approximately 75% complete through June 1999.

     SCE&G's revised projected total cost of its Year 2000 efforts as of June 1999 and the anticipated timing and breakdown of those expenditures is a follows:

------------------------------------------------------------------------
                     Internal    Out of Pocket         Total
------------------------------------------------------------------------
Project To Date         $ 3           $ 9              $ 12
Remainder of 1999         1             3                 4
                        ---           -----             -----
Total                   $ 4          $ 12               $16
------------------------------------------------------------------------

        The cost of the project is based on management's best estimates, which are based on assumptions regarding future events. These future events include continued availability of key resources, third parties' Year 2000 readiness and other factors. The cost of the project is not expected to have a material impact on the results of operations or on the financial position or cash flows of SCE&G. The costs of implementing the new business application systems referred to earlier are not included in these cost estimates.


        A failure to correct a material Year 2000 problem by SCE&G or by a critical third party supplier could result in an interruption in, or a failure of SCE&G's ability to provide energy services. At this time, SCE&G believes its most reasonably likely worst case scenario is that Year 2000 failures could lead to temporary generating capacity reductions on SCE&G's electrical grid, temporary intermittent interruptions in communications and temporary intermittent interruptions in gas supply from interstate suppliers or producers. A Year 2000 problem of this nature could result in temporary interruptions in electric or gas service to customers. SCE&G has no historical experience with interruptions caused by this scenario. However, these temporary interruptions in service, if any, might be similar to weather-related outages that SCE&G encounters from time to time in its business today. Although SCE&G does not believe that this scenario will occur, SCE&G is enhancing existing contingency plans to ensure preparedness and to mitigate the long term effect of such a scenario. Since the expected impact of this scenario on SCE&G's operations, cash flow and financial position cannot be determined, there is no assurance that it would not be material.


        In 1998, SCE&G established eight business continuity planning task groups to develop Year 2000 business continuity plans. Contingency plans to cover SCE&G's Corporate Operations, Customer Service Operations, Electric Generation, Transmission and Distribution Operations, Gas Delivery Operations, Telecommunications and Emergency Preparedness, Information Technology and Procurement have been developed and approved by senior management. Detailed contingency plans that were already in place to cover weather-related outages, computer failures and generation outages were used and/or referenced as the basis for the Year 2000 business continuity plans. These plans include mitigation strategies and emergency response action plans to address potential Year 2000 scenarios, critical system failures, and reliance on critical suppliers.


        NERC is coordinating the Year 2000 efforts of the electric utility industry in the United States and contingency planning within the regional electric reliability councils. Coordination in SCE&G's region is through the Southeastern Electric Reliability Council (SERC). SCE&G's contingency planning efforts are in compliance with the SERC and NERC contingency planning guidelines, which required final contingency plans to be complete by June 30, 1999.

        On April 9, 1999, SCE&G participated in the first of two NERC required contingency planning drills that are intended to test backup communications systems and SCE&G's ability to operate the electric grid with manually read data instead of computerized systems. SCE&G's gas transmission and distribution operations areas also participated in the drill. The drills were very successful and no major problems with SCE&G's backup procedures were found. SCE&G will also participate in a similar NERC required drill on September 8 and 9, 1999, which will serve as a full dress rehearsal for December 31, 1999.


       In addition to NERC and SERC, SCE&G is working with the Electric Power Research Institute (EPRI) to address the issue of overall grid reliability and protection. To ensure that all Year 2000 issues at its Summer Station nuclear plant are addressed, SCE&G is closely cooperating with other utility companies that own nuclear power plants. SCE&G and other utilities participating in workshops sponsored by NERC and EPRI continue to share Year 2000 project information to ensure the prompt and effective resolution of the Year 2000 issue.

                              RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                AS COMPARED TO THE CORRESPONDING PERIODS IN 1998

Earnings and Dividends

           Net income for the three and six months ended June 30, 1999 decreased approximately $7.3 million and $19.3 million, respectively, when compared to the corresponding periods in 1998. The decreases were primarily due to lower electric margins and the impact of a rate reduction. In addition, net income for the six months ended June 30, 1998 include a one-time, after-tax reduction to depreciation expense of approximately $5.5 million related to a change in depreciation rates retroactive to February 1996. This change in depreciation rates resulted from the reversal of a $257 million shift of depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996.

           Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 3% and 4% of income before income taxes for the six months ended June 30, 1999 and 1998, respectively.

           SCE&G's Board of Directors authorized payment of dividends on common stock held by SCANA, as follows:

---------------------- ----------------- ----------------- -----------------
Declaration            Dividend          Quarter           Payment
Date                   Amount            Ended             Date
---------------------- ----------------- ----------------- -----------------
February 17, 1999      $35.8 million     March 31, 1999    April 1, 1999
April 22, 1999         $35.8 million     June 30, 1999     July 1, 1999
---------------------- ----------------- ----------------- -----------------

Electric Operations


           Changes  in  the  electric   operations   sales  margins   (including
transactions with affiliates) for the three and six months ended June 30, 1999, when compared to the corresponding periods in 1998, were as follows:


--------------------------------------------------------- ----------------------
                                  Three Month Ended       Six Months Ended
(Millions of Dollars)            Change  % Change      Change     % Change
--------------------------------------------------------------------------------

Electric operating revenue       $(6.5)      (2.2%)    $ (9.6)     (1.7%)
Less:  Fuel used in generation     0.8        1.4%         2.5      2.5%
           Purchased power         2.0        5.9%         4.5      7.3%
--------------------------------------------------------------------------------
Margin                           $(9.3)     (4.4%)     $(16.6)     (4.0%)
================================================================================

           Electric operations sales margins decreased for the three and six months ended June 30, 1999 when compared to the corresponding periods in 1998 primarily as a result of milder weather in the first and second quarters of 1999 and implementation in January 1999 of a $22.7 million annual rate reduction ordered by the South Carolina Public Service Commission. See LIQUIDITY AND CAPITAL RESOURCES.

Gas Distribution


           Changes in the gas distribution sales margins for the three and six months ended June 30, 1999, when compared to the corresponding periods in 1998, were as follows:


--------------------------------------------------------------------------------
                                   Three Months Ended        Six Months Ended
(Millions of Dollars)             Change    % Change       Change     % Change
--------------------------------------------------------------------------------

Gas operating revenue              $0.8        1.9%        $(1.5)      (1.2%)
Less:  Gas purchased for resale    (0.2)     (0.8%)          (0.4)     (0.6%)
--------------------------------------------------------------------------------
Margin                             $1.0      7.4 %         $(1.1)      (2.1%)
================================================================================

     Gas distribution sales margins for the three and six months ended June 30, 1999 did not change significantly from 1998 levels.

 Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three and six months ended June 30, 1999 when compared to the corresponding periods in 1998, were as follows:

------------------------------------------------------------ -------------------
                                  Three Months Ended     Six Months Ended
(Millions of  Dollars)            Change   % Change     Change   % Change
-------------------------------------------------------------------------------

Other operation and maintenance   $ 1.1        1.5%     $ (2.6)    (1.8%)
Depreciation and amortization        3.4       9.6%       15.3     25.0%
Income taxes                        (5.2)   (21.7%)      (12.6)  (21.9%)
Other taxes                        (0.3)     (1.3%)        0.9     1.9%
-------------------------------------------------------------------------------

Total                             $(1.0)     (0.7%)     $ 1.0      0.3%

===============================================================================

     Other operation and maintenance expenses for the six months ended June 30, 1999 decreased from 1998 levels primarily as a result of decreased maintenance costs for electric generation and distribution facilities. The increase in depreciation and amortization expenses for the three and six months ended June 30, 1999 is due primarily to the completion of the new customer information system in January 1999. In addition, increased depreciation expense for the six months ended June 30, 1999 reflects the non-recurring adjustment to depreciation expense discussed under "Earnings and Dividends." The change in income tax expense primarily reflects the change in operating income. The changes in other taxes for the periods were not significant.

Other Income

     Other income, net of income taxes, for the three and six months ended June 30, 1999 increased approximately $2.5 million and $3.3 million, respectively, and is due to earnings from pension assets.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     All financial instruments held by SCE&G described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about SCE&G's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                             June 30, 1999
                                      Expected Maturity Date
                     ----------------------------------------------- ------ --
                                       (Millions of Dollars)
                                                         There-           Fair
Liabilities          1999   2000   2001   2002   2003   After    Total    Value
                     ---------------------------------------------------------

Long-Term Debt
Fixed Rate ($)      29.1  188.6   22.6   22.6  124.5  1,043.4  1,437.1  1,456.4
Average Interest
  Rate              6.56   5.89   6.72   6.72   7.56     7.55     7.28

     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

     On March 9, SCE&G issued $100 million of First Mortgage Bonds having an annual interest rate of 6 1/8 % and maturing on March 1, 2009.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

         SCANA Corporation:

         For information regarding legal proceedings see Note 2 "Rate Matters," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and Note 5 "Contingencies" of Notes to Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

         South Carolina Electric  & Gas Company:

         For information regarding legal proceeding see Note 2 "Rate Matters, " appearing in South Carolina Electric & Gas Company's Annual Report on Form 10-K for the year ended December 31, 1998, and Note 4 "Contingencies" of Notes to Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.


     Item 4. Submission of Matters to a Vote of Security-Holders (not applicable for South Carolina Electric & Gas Company)

         The Annual Meeting of Shareholders of SCANA Common Stock (No Par Value) was held on April 22, 1999. The following matters were voted upon at the meeting.

         1 and 2. To elect five (5) directors for the terms specified in the Proxy Statement.

                           Number of Voting    Number of  Shares     Total
                             Shares Voting         Voting to         Shares
Nominee                          For           Withhold Authority    Voted

Harold C. Stowe               89,675,431        4,098,269         93,773,700
Bill L. Amick                 89,808,095        3,965,605         93,773,700
Hugh M. Chapman               90,171,267        3,602,433         93,773,700
Lawrence M. Gressette, Jr.    90,160,132        3,613,568         93,773,700
D. Maybank Hagood             89,801,547        3,972,153         93,773,700


         3. To approve the appointment of Deloitte & Touche LLP as independent accountants for SCANA.


                                                   Number
                                                 of  Shares

         For                                     92,658,803
         Against                                    720,446
         Abstain                                    394,451
                                                -----------
         Total                                   93,773,700

Percent of FOR votes of those shares actually voting for this proposal:  98.81%


         A Special Meeting of the shareholders of SCANA Common Stock (No Par Value) was held on July 1, 1999. The following matters were voted upon at the meeting.

           1. To approve the agreement and plan of merger dated as of February 16, 1999, as amended and restated as of May 10, 1999, by and among SCANA, Public Service Company of North Carolina, Incorporated, New Sub I, Inc. and New Sub II, Inc., with respect to the merger of New Sub I with and into SCANA.


                                                           Number
                                                         of  Shares

                 For                                    79,499,380
                 Against                                10,742,705
                 Abstain                                   733,122
                 Broker non-voted                        6,261,154
                                                         ---------
                 Total                                  97,236,361


Percent of FOR votes  for this proposal of total outstanding shares:   76.7%

           2. To approve the issuance of shares of SCANA common stock with respect to the merger of PSNC with and into New Sub II, Inc. or SCE&G.
                                                          Number
                                                        of  Shares


                For                                    79,074,175
                Against                                11,127,506
                Abstain                                   773,526
                Broker non-voted                        6,261,154
                                                         ---------
                Total                                  97,236,361

Percent of FOR votes  for this proposal of total outstanding shares:   76.3%


Item 6.    Exhibits and Reports  on Form 8-K

         SCANA Corporation and South Carolina Electric & Gas Company:

         A.  Exhibits

                Exhibits filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are hereby incorporated herein by reference and made a part hereof.

         B. Reports on Form 8-K during the second quarter 1999 were as follows:

                None

                                SCANA CORPORATION


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  SCANA CORPORATION
                                    (Registrant)





August 13, 1999                    By: s/K. B. Marsh


                                    K. B. Marsh, Senior Vice President -Finance,
                                    Chief Financial Officer and Controller
                                    (Principal financial and accounting officer)

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



August 13,  1999                 By:  s/Jimmy E. Addison

                                      Jimmy E. Addison
                                      Vice President and Controller
                                      (Principal accounting officer)

                                 EXHIBIT INDEX

            Applicable to
             Form 10-Q of
Exhibit
No.        SCANA   SCE&G  Description
----------------------  ------------------------------------------------------
 2.01        X          X      Agreement and Plan of Merger, dated as of
                               February 16, 1999 as amended and restated as of May 10, 1999, by and among Public Service Company of North Carolina, Incorporated, SCANA
                               Corporation , New Sub I, Inc. and New Sub II,
                               Inc. (Filed as Exhibit 2.1 to SCANA Form S-4
                               on May 11, 1999)

3.01           X               Restated Articles of Incorporation of SCANA as
                               adopted on April 26, 1989 (Filed as Exhibit
                               3-A to Registration Statement No. 33-49145)

3.02 X Restated Articles of Incorporation of SCE&G, as adopted on December 15, 1993 (Filed as Exhibit 3-A to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3375)

3.03         X                 Articles of Amendment of SCANA, dated April 27,
                               1995 (Filed as Exhibit 4-B to Registration
                               Statement No. 33-62421)

3.04                    X      Articles of Amendment of SCE&G, dated June 7,
                               1994 filed June 9, 1994 (Filed as Exhibit 3-B to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3375)

3.05                    X      Articles of Amendment of SCE&G, dated November 9,
                               1994 (Filed as Exhibit 3-C to Form 10-K
                               for the year ended December 31, 1994, File No.
                               1-3375)

3.06                    X      Articles of Amendment of SCE&G, dated December 9,
                               1994 (Filed as Exhibit 3-D to Form 10-K
                               for the year ended December 31, 1994, File No.
                               1-3375)

3.07                    X      Articles of Correction of SCE&G, dated January
                               17, 1995 (Filed as Exhibit 3-E to From 10-K for the year ended December 31, 1994, File No.
                               1-3375)

3.08                    X      Articles of Amendment of SCE&G, dated January
                               13, 1995 and filed January 17, 1995 (Filed as
                               Exhibit 3-F to Form 10-K for the year ended
                               December 31, 1994, File No. 1-3375)

3.09                    X      Articles of Amendment of SCE&G, dated March 31,
                               1995 (Filed as Exhibit 3-G to Form 10-Q for the quarter ended March 31, 1995, File No.1-3375)

3.10                    X      Articles of Correction of SCE&G - Amendment to
                               Statement filed March 31, 1995, dated
                               December 12, 1995 (Filed as Exhibit 3-H to Form
                               10-K for the year ended December 31, 1995, Filed No. 1-3375)

3.11                    X      Articles of Amendment of SCE&G, dated December
                               13, 1995 (Filed as Exhibit 3-I to Form 10-K for the year ended December 31,1995, File No.
                               1-3375)

3.12                    X      Articles of Amendment of SCE&G, dated February
                               18, 1997 (Filed as Exhibit 3-L to
                               Registration Statement No. 333-24919)

3.13                    X      Articles of Amendment of SCE&G, dated February
                               21, 1997 (Filed as Exhibit 3-L to Form 10-Q for the quarter ended March 31, 1997)

3.14                    X      Articles of Amendment of SCE&G, dated April 22,
                               1997 (Filed as Exhibit 3-M to Form 10-Q for the quarter ended June 30, 1997)

3.15                    X      Articles of Amendment of SCE&G, dated April 9,
                               1998 (Filed as Exhibit 3.15 to SCE&G Form
                               10-Q for the quarter ended March 31, 1999)

3.16         X                 By-Laws of SCANA as revised and amended on
                               December 17, 1997 (Filed as Exhibit 3-C to SCANA
                               Form 10-K for the year ended December 31, 1997)

           Applicable to
           Form 10-Q of
Exhibit
No.        SCANA   SCE&G  Description

3.17                    X      By-Laws of SCE&G as amended and adopted on
                               December 17, 1997 (Filed as Exhibit 3-J to Form
                               10-K for the year ended December 31, 1997)


4.01          X                Articles of Exchange of South Carolina Electric
                               and Gas Company and SCANA Corporation (Filed as Exhibit 4-A to Post-Effective Amendment No. 1
                               to Registration Statement No. 2-90438)

4.02          X                Indenture dated as of November 1, 1989 to The
                               Bank of New York, Trustee (Filed as Exhibit
                               4-A to Registration Statement No. 33-32107)

4.03          X         X      Indenture dated as of January 1, 1945, from the
                               South Carolina Power Company (the "Power
                               Company") to Central Hanover Bank and Trust
                               Company, as Trustee, as supplemented by three
                               Supplemental Indentures dated respectively as of May 1, 1946, May 1, 1947 and July 1, 1949
                               (Filed as Exhibit 2-B to Registration Statement
                               No. 2-26459)

4.04          X         X      Fourth Supplemental Indenture dated as of April
                               1, 1950, to Indenture referred to in Exhibit
                               4.03, pursuant to which SCE&G assumed said
                               Indenture (Filed as Exhibit 2-C to Registration
                               Statement No. 2-26459)

4.05          X         X      Fifth through Fifty-second Supplemental Indentur
                               referred to in Exhibit 4.03 dated as of
                               the dates indicated below and filed as exhibits to the Registration Statements whose file numbers are set forth below:

             December 1, 1950    Exhibit 2-D     to Registration No. 2-26459
             July 1, 1951        Exhibit 2-E     to Registration No. 2-26459
             June 1, 1953        Exhibit 2-F     to Registration No. 2-26459
             June 1, 1955        Exhibit 2-G     to Registration No. 2-26459
             November 1, 1957    Exhibit 2-H     to Registration No. 2-26459
             September 1, 1958   Exhibit 2-I     to Registration No. 2-26459
             September 1, 1960   Exhibit 2-J     to Registration No. 2-26459
             June 1, 1961        Exhibit 2-K     to Registration No. 2-26459
             December 1, 1965    Exhibit 2-L     to Registration No. 2-26459
             June 1, 1966        Exhibit 2-M     to Registration No. 2-26459
             June 1, 1967        Exhibit 2-N     to Registration No. 2-29693
             September 1, 1968   Exhibit 4-O     to Registration No. 2-31569
             June 1, 1969        Exhibit 4-C     to Registration No. 33-38580
             December 1, 1969    Exhibit 4-O     to Registration No. 2-35388
             June 1, 1970        Exhibit 4-R     to Registration No. 2-37363
             March 1, 1971       Exhibit 2-B-17  to Registration No. 2-40324
             January 1, 1972     Exhibit 2-B     to Registration No. 33-38580
             July 1, 1974        Exhibit 2-A-19  to Registration No. 2-51291
             May 1, 1975         Exhibit 4-C     to Registration No. 33-38580
             July 1, 1975        Exhibit 2-B-21  to Registration No. 2-53908
             February 1, 1976    Exhibit 2-B-22  to Registration No. 2-55304
             December 1, 1976    Exhibit 2-B-23  to Registration No. 2-57936
             March 1, 1977       Exhibit 2-B-24  to Registration No. 2-58662

           Applicable to
           Form 10-Q of
Exhibit
No.        SCANA   SCE&G  Description


              May 1, 1977         Exhibit 4-C     to Registration No. 33-38580
              February 1, 1978    Exhibit 4-C     to Registration No. 33-38580
              June 1, 1978        Exhibit 2-A-3   to Registration No. 2-61653
              April 1, 1979       Exhibit 4-C     to Registration No. 33-38580
              June 1, 1979        Exhibit 2-A-3   to Registration No. 33-38580
              April 1, 1980       Exhibit 4-C     to Registration No. 33-38580
              June 1, 1980        Exhibit 4-C     to Registration No. 33-38580
              December 1, 1980    Exhibit 4-C     to Registration No. 33-38580
              April 1, 1981       Exhibit 4-D     to Registration No. 33-49421
              June 1, 1981        Exhibit 4-D     to Registration No. 2-73321
              March 1, 1982       Exhibit 4-D     to Registration No. 33-49421
              April 15, 1982      Exhibit 4-D     to Registration No. 33-49421
              May 1, 1982         Exhibit 4-D     to Registration No. 33-49421
              December 1, 1984    Exhibit 4-D     to Registration No. 33-49421
              December 1, 1985    Exhibit 4-D     to Registration No. 33-49421
              June 1, 1986        Exhibit 4-D     to Registration No. 33-49421
              February 1, 1987    Exhibit 4-D     to Registration No. 33-49421
              September  1, 1987  Exhibit 4-D     to Registration No. 33-49421
              January 1, 1989     Exhibit 4-D     to Registration No. 33-49421
              January 1, 1991     Exhibit 4-D     to Registration No. 33-49421
              February 1, 1991    Exhibit 4-D     to Registration No. 33-49421
              July 15, 1991       Exhibit 4-D     to Registration No. 33-49421
              August 15, 1991     Exhibit 4-D     to Registration No. 33-49421
              April 1, 1993       Exhibit 4-E     to Registration No. 33-49421
              July 1, 1993        Exhibit 4-D     to Registration No. 33-57955

4.06           X          X      Fifty-Third Supplemental Indenture, dated May
                                 1, 1999, to Indenture (Filed as Exhibit 4.06 to SCE&G Form 10-Q for the quarter ended March
                                 31, 1999)

4.07           X          X      Indenture dated as of April 1, 1993 from South
                                 Carolina Electric & Gas Company to
                                 NationsBank of Georgia, National Association
                                 (Filed as Exhibit 4.07 to Registration
                                 Statement No. 33-49421)

4.08           X          X      First Supplemental Indenture to Indenture
                                 referred to in Exhibit 4.07 dated as of June 1, 1993 (Filed as Exhibit 4-G to Registration
                                 Statement No. 33-49421)

4.09           X          X      Second Supplemental Indenture to Indenture
                                 referred to in Exhibit  4.07 dated as of June
                                 15, 1993 (Filed as Exhibit 4-G to Registration
                                 Statement No. 33-57955)

4.10           X          X      Trust Agreement for SCE&G Trust I (Filed as
                                 Exhibit 4-G to SCE&G Form 10-K for the year ended December 31, 1997)

4.11           X          X      Certificate of Trust for SCE&G Trust I (Filed
                                 as Exhibit 4-H to SCE&G Form 10-K for the year ended December 31, 1997)

4.12           X          X      Junior Subordinated Indenture for SCE&G Trust
                                 I (Filed as Exhibit 4-I to SCE&G Form 10-K for the year ended December 31, 1997)

4.13           X          X      Guarantee Agreement for SCE&G Trust I (Filed
                                 as Exhibit 4-J to SCE&G Form 10-K for the year ended December 31, 1997)

           Applicable to
           Form 10-Q of
Exhibit
No.        SCANA   SCE&G  Description
4.14           X          X      Amended and Restated Trust Agreement for SCE&G
                                 Trust I (Filed as Exhibit 4-K to SCE&G Form
                                 10-K for the year ended December 31, 1997)

10.01          X                 SCANA Voluntary Deferral Plan as amended
                                 through October 21, 1997 (Filed as Exhibit
                                 10.01 to SCANA Form 10-K for the year ended
                                 December 31, 1998)

10.02          X          X      Supplemental Executive Retirement Plan (Filed
                                 as Exhibit 10-A to SCE&G Form 10-K for the year ended December 31, 1997)

10.03          X                 SCANA Supplementary Voluntary Deferral Plan as
                                 amended and restated through October 21, 1997 (Filed as Exhibit 10-B to SCANA Form 10-K for the year ended December 31, 1997)

10.04          X                 SCANA Key Executive Severance Benefits Plan as
                                 amended and restated effective as of
                                 October 21, 1997 (Filed as Exhibit 10-C to
                                 SCANA Form 10-K for the year ended December 31,
                                 1997)

10.05          X                 SCANA Supplementary Key Executive Severance
                                 Benefits Plan as amended and restated
                                 effective October 21, 1997 (Filed as Exhibit
                                 10.06 to SCANA Form 10-K for the year ended
                                 December 31, 1998)

10.06          X                 SCANA Performance Share Plan as amended and
                                 restated effective January 1, 1998  (Filed as
                                 Exhibit 10.07 to SCANA Form 10-K for the year ended December 31, 1998)

10.07          X                 SCANA Key Employee Retention Plan as amended
                                 and restated effective as of October 21, 1997
                                 (Filed as Exhibit 10-E to SCANA Form 10-K for the year ended December 31, 1997)

10.08          X                 Description of SCANA Whole Life Option (Filed
                                 as Exhibit 10-F to SCANA Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809)

10.9 X Description of SCANA Corporation Annual Incentive Plan (Filed as Exhibit 10-G to SCANA Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809)

27.01          X                 Financial Data Schedule (Filed herewith)

27.02                     X      Financial Data Schedule (Filed herewith)