Form 10-Q
period 1999-09-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 1999-11-15
CIK 91882

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

                    For the Quarter Ended September 30, 1999

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

                              Description of            Shares Outstanding
Registrant                    Common Stock              at October 31, 1999

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


================================================================================

                                      INDEX

                                                                            Page
PART 1. FINANCIAL INFORMATION

SCANA Corporation Financial Section........................................... 3

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.... 4

Consolidated Statements of Income and Retained Earnings for the Periods
 Ended September 30, 1999 and 1998............................................ 6

Consolidated Statements of Cash Flows for the Periods Ended September
  30, 1999 and 1998........................................................... 7

Notes to Consolidated Financial Statements.................................... 8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................14

Item 3. Quantitative and Qualitative Disclosures About Market Risk............22

South Carolina Electric & Gas Company Financial Section.......................23

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998....24

Consolidated Statements of Income and Retained Earnings for the
 Periods Ended September 30, 1999 and 1998....................................26

Consolidated Statements of Cash Flows for the Periods Ended September
 30, 1999 and 1998............................................................27

Notes to Consolidated Financial Statements....................................28

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................32

Item 3. Quantitative and Qualitative Disclosures About Market Risk............39


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................40

Item 4. Submission of Matters to a Vote of Security-Holders...................40

Item 6. Exhibits and Reports on Form 8-K......................................40

Signatures....................................................................41

Exhibit Index.................................................................43

                                SCANA CORPORATION
                                FINANCIAL SECTION

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                SCANA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1999 and December 31, 1998
                                   (Unaudited)




                                                  September 30, December 31,
------------------------------------------------------------------------
                                                       1999        1998
------------------------------------------------------------------------
Assets                                               (Millions of Dollars)
Utility Plant:
    Electric                                          $4,470      $4,406
    Gas                                                  614         604
    Other                                                180         175
------------------------------------------------------------------------
        Total                                          5,264       5,185
    Less accumulated depreciation and amortization     1,835       1,728
------------------------------------------------------------------------
        Total                                          3,429       3,457
    Construction work in progress                        328         251
    Nuclear fuel, net of accumulated amortization         48          56
    Acquisition adjustment-gas, net of
      accumulated amortization                            23          23
------------------------------------------------------------------------
        Utility Plant, Net                             3,828       3,787
------------------------------------------------------------------------

Nonutility Property and Investments, net of
   accumulated depreciation                              796         493
------------------------------------------------------------------------

Current Assets:
    Cash and temporary cash investments                   57          62
    Receivables                                          280         276
    Inventories (at average cost):
        Fuel                                              55          63
        Materials and supplies                            75          56
    Prepayments                                           29          22
    Deferred income taxes                                 20          22
-------------------------------------------------------------------------
        Total Current Assets                             516         501
-------------------------------------------------------------------------

Deferred Debits:
    Emission allowances                                   31          31
    Environmental                                         25          22
    Nuclear plant decommissioning fund                    62          56
    Pension asset, net                                   136         115
    Other regulatory assets                              185         216
    Other                                                106          60
------------------------------------------------------------------------
        Total Deferred Debits                            545         500
------------------------------------------------------------------------
            Total                                     $5,685      $5,281
========================================================================

                                SCANA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1999 and December 31, 1998
                                   (Unaudited)


                                                    September 30,  December 31,
--------------------------------------------------------------------------------
                                                        1999         1998
--------------------------------------------------------------------------------
Capitalization and Liabilities                        (Millions of Dollars)
Stockholders' Investment:
    Common Equity                                      $1,922       $1,746
    Preferred stock (not subject to purchase
     or sinking funds)                                    106          106
--------------------------------------------------------------------------------
        Total Stockholders' Investment                  2,028        1,852
Preferred Stock, Net (subject to purchase or
  sinking funds)                                           11           11
SCE&G-Obligated   Mandatorily   Redeemable
  Preferred   Securities  of  SCE&G's
  Subsidiary Trust, SCE&G Trust I,
  holding solely $50 million principal amount
  of the 7.55%
Junior Subordinated Debentures of SCE&G, due 2027          50           50
Long-Term Debt, net                                     1,610        1,623
--------------------------------------------------------------------------------
        Total Capitalization                            3,699        3,536
--------------------------------------------------------------------------------

Current Liabilities:
    Short-term borrowings                                 162          195
    Current portion of long-term debt                     327          107
    Accounts payable                                      142          219
    Customer deposits                                      18           18
    Taxes accrued                                          92           72
    Interest accrued                                       37           28
    Dividends declared                                     31           42
    Other                                                  15           13
--------------------------------------------------------------------------------
       Total Current Liabilities                          824          694
--------------------------------------------------------------------------------

Deferred Credits:
    Deferred income taxes                                 733          628
    Deferred investment tax credits                       105          108
    Postretirement benefits                                95           87
    Reserve for nuclear plant decommissioning              62           56
    Other regulatory liabilities                           75           71
    Other                                                  92          101
--------------------------------------------------------------------------------
       Total Deferred Credits                           1,162        1,051
--------------------------------------------------------------------------------
           Total                                       $5,685       $5,281
================================================================================

See Notes to Consolidated Financial Statements.






                                SCANA CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                For the Periods Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                      September 30,                 September 30,
------------------------------------------------------------ --------------- ------------- --------------
                                                   1999           1998           1999          1998
------------------------------------------------------------ --------------- ------------- --------------
                                                    (Millions of Dollars, Except Per Share Amounts)
Operating Revenues:
    Electric                                        393          $ 393          $ 953          $ 962
    Gas                                              87             81            299            305
    Transit                                           -              -              1              1
------------------------------------------------------------ --------------- ------------- --------------
        Total Operating Revenues                    480            474          1,253          1,268
------------------------------------------------------------ --------------- ------------- --------------

Operating Expenses:
    Fuel used in electric generation                 87            84             221            212
    Purchased power                                  14             9              29             22
    Gas purchased for resale                         64            54             200            199
    Other operation                                  66            66             186            186
    Maintenance                                      25            21              64             62
    Depreciation and amortization                    42            39             126            107
    Income taxes                                     47            55              96            117
    Other taxes                                      26            26              79             78
------------------------------------------------------------ --------------- ------------- --------------
        Total Operating Expenses                    371           354           1,001            983
------------------------------------------------------------ --------------- ------------- --------------
Operating Income                                    109           120             252            285
------------------------------------------------------------ --------------- ------------- --------------

Other Income:
    Allowance for equity funds used during
      construction                                    -             2               3              6
    Other income (loss), net of income taxes         (3)           (1)            (14)             1
------------------------------------------------------------ --------------- ------------- --------------
        Total Other Income (Loss)                    (3)            1             (11)             7
------------------------------------------------------------ --------------- ------------- --------------

Income Before Interest Charges And Preferred
  Stock Dividends                                   106           121             241            292
------------------------------------------------------------ --------------- ------------- --------------

Interest Charges (Credits):
    Interest expense on long-term debt               34            31              97             89
    Other interest expense                            3             3              11              8
    Allowance for borrowed funds used during
     construction                                    (1)          (2)              (3)            (5)
------------------------------------------------------------ --------------- ------------- --------------
        Total Interest Charges, Net                  36           32              105             92
------------------------------------------------------------ --------------- ------------- --------------

Income Before Preferred Dividend Requirements
    on Mandatorily Redeemable Preferred Securities   70           89             136             200
Preferred Dividend Requirement of SCE&G -
  Obligated Mandatorily
Redeemable Preferred Securities                       1             1              3               3
------------------------------------------------------------ --------------- ------------- --------------
Income Before Preferred Stock Cash Dividends
  of Subsidiary                                      69            88            133             197
Preferred Stock Cash Dividends of Subsidiary
  (At Stated Rates)                                   2             2              5               5
------------------------------------------------------------ --------------- ------------- --------------
Net Income                                           67             86           128             192
Retained Earnings at Beginning of Period            659           641            678             617
Common Stock Cash Dividends Declared                (28)          (40)          (108)           (122)
============================================================ =============== ============= ==============
Retained Earnings at End of Period                $ 698          $ 687         $ 698           $ 687
============================================================ =============== ============= ==============

Net Income                                         $ 67           $ 86          $ 128          $ 192
Weighted Average Number of Common Shares
  Outstanding (Millions)                          103.6          104.2          103.6          105.9
Earnings Per Weighted Average Share of
  Common Stock  (Basic and Diluted)               $ .65          $ .82         $ 1.23         $ 1.81
Cash Dividends Declared Per Share of
  Common Stock                                   $ .275         $ .385        $ 1.045        $ 1.155
========================================================== =============== ============= ==============

See Notes to Consolidated Financial Statements.


                                SCANA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Periods Ended September 30, 1999 and 1998
                                   (Unaudited)
                                                         Nine Months Ended
                                                            September 30,
------------------------------------------------------------------ -------------
                                                          1999         1998
------------------------------------------------------------------ -------------
                     (Millions of Dollars)
Cash Flows From Operating Activities:
  Net income                                              $128           $192
    Adjustments to reconcile net income to net
       cash provided from operating activities:
        Depreciation and amortization                      133            113
        Amortization of nuclear fuel                        13             15
        Deferred income taxes, net                          10             17
        Pension asset                                      (21)           (18)
        Other regulatory assets                             31              7
        Other regulatory liabilities                         4              5
        Post-retirement benefits                             8             22
        Allowance for funds used during construction        (6)           (12)
        Over (under) collections, fuel adjustment clause    (8)            (1)
        Deferred taxes - unrealized gain on investments    (97)           (11)
        Changes in certain current assets and liabilities
            (Increase) decrease in receivables              (4)           (35)
            (Increase) decrease in inventories             (11)             4
           (Increase) decrease in  prepayments              (7)            (6)
            Increase (decrease) in accounts payable        (77)            13
            Increase (decrease) in taxes accrued            20             28
        Other, net                                          54              4
------------------------------------------------------------------ -------------
    Net Cash Provided From Operating Activities            170            337
------------------------------------------------------------------ -------------

Cash Flows From Investing Activities:
    Utility property additions and construction
      expenditures, net of AFC                           (167)          (161)
    Increase in other property and investments            (73)           (87)
    Sale of subsidiary assets                              17              -
------------------------------------------------------------------ -------------
    Net Cash Used For Investing Activities               (223)          (248)
------------------------------------------------------------------ -------------

Cash Flows From Financing Activities:
    Proceeds:
        Issuance of  First Mortgage Bonds                  99              -
        Issuance of notes and loans                       150            135
    Repayments:
        First and Refunding Mortgage Bonds                  -            (20)
        Notes and loans                                   (44)           (80)
        Other long-term debt                               (9)            (5)
        Preferred stock                                     -             (1)
        Repurchase of common stock                          -           (110)
    Dividend payments:
        Common stock                                     (120)          (122)
        Preferred stock of subsidiary                      (6)            (6)
    Short-term borrowings, net                            (33)           122
    Fuel and emission allowance financings, net            11            (10)
------------------------------------------------------------------ -------------
    Net Cash Provided From  Financing Activities           48            (97)
------------------------------------------------------------------ -------------
Net Increase (Decrease) In Cash And Temporary
  Cash Investments                                         (5)            (8)
Cash And Temporary Cash Investments At January 1           62             60
------------------------------------------------------------------ -------------
Cash And Temporary Cash Investments At September 30      $ 57           $ 52
================================================================== =============

Supplemental Cash Flow Information:
    Cash paid for - Interest (includes capitalized
      interest of $3 for 1999 and  $5 for 1998)           $ 97          $ 87
                  - Income taxes                            37            59
    Noncash investing activities
                  - Unrealized gain  on securities
                      available for sale (net of tax)      157            19

See Notes to Consolidated Financial Statements.

                                SCANA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        A.  Basis of Accounting

        The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of September 30, 1999, approximately $210 million and $75 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $130 million and $56 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $45 million and $33 million, respectively, are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $9 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

        B.  Comprehensive Income

        Comprehensive income includes net income and all other changes in equity except those resulting from investments by and distributions to stockholders. Comprehensive income of the Company totaled $143 million and $284 million for the three and nine months ended September 30, 1999, respectively, and $70 million and $210 million for the same periods in 1998. For each period, comprehensive income included net income and unrealized gains/losses on securities available for sale.

        C.  Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the 1999 presentation.

2.      RATE MATTERS

         On December 11, 1998, the PSC issued an order requiring South Carolina Electric & Gas Company (SCE&G), a wholly-owned subsidiary of the Company, to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded SCE&G's authorized return of 12 percent by 1.04 percent, or $22.7 million, primarily as a result of record heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the PSC-authorized level if SCE&G experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. On January 12, 1999, the PSC denied SCE&G's motion for reconsideration and reaffirmed SCE&G's return on equity of 12 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

3.      RETAINED EARNINGS:

        The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, the Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At September 30, 1999, approximately $28.5 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

4.      INVESTMENTS IN EQUITY SECURITIES:

        At September 30, 1999, SCANA Communications, Inc. (SCI), a wholly-owned subsidiary of the Company, held the following investments in ITC Holding Company, Inc. (ITC) and its affiliates:

o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCI owned approximately 4.9 million common shares of Powertel. SCI's investment in Powertel's common shares of approximately $71.6 million had a market value of $267.5 million at September 30, 1999, resulting in a pre-tax unrealized holding gain of $195.9 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." In addition, SCI owned the following non-voting convertible preferred shares, at the approximate cost noted:
     100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and, 50,000 shares series E 6.5% ($75.0 million). Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the preferred shares was approximately $535 million at September 30, 1999, resulting in an unrecorded pre-tax holding gain of $362.5 million.

o ITC^ DeltaCom, Inc. (ITCD) is a fiber optic telecommunications provider. SCI owned approximately 5.1 million common shares of ITCD. SCI's investment in ITCD's common shares of approximately $41.2 million had a market value of $139.0 million at September 30, 1999, resulting in a pre-tax unrealized holding gain of $97.8 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." In addition, SCI owned 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.3 million. Series A preferred shares are convertible in March 2002 into ITCD common shares on a two for one basis.
     The market value of series A preferred stock of ITCD is not readily determinable. However, on an as converted basis, the market value of the underlying common stock for the series A preferred stock was approximately $81.4 million at September 30, 1999, resulting in an unrecorded pre-tax holding gain of $70.2 million.

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

o            ITC   has   an   ownership   interest   in   several   Southeastern
             communications companies. SCI owned approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $7.1 million, $8.9 million, and $5.0 million, respectively. Preferred series A shares are convertible in March 2002 at a conversion price of $13.45 per common share or approximately 2.6 million common shares. Preferred series B shares are convertible in March 2002 at a conversion price of $43.56 per common share or approximately 500,000 million common shares. The market value of these investments is not readily determinable.

        On July 9, 1999, ITCD completed its acquisition of AvData Systems, Inc. (AvData). Prior to the merger, the Company held 1,577,384 common shares in AvData at a cost of approximately $1.7 million. The Company received 49,995 common shares of ITCD valued at approximately $1.5 million as a result of the merger. The Company's investment in ITCD had a market value of $1.4 million at September 30, 1999, resulting in a pre-tax unrealized holding loss of $0.1 million.


5.      CONTINGENCIES:

        With respect to commitments at September 30, 1999,  reference is made to
        Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Contingencies at September 30, 1999 are as follows:

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

        SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $2 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $6.1 million.

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

        B.  Environmental

        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. The Company has recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2002. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $24.3 million at September 30, 1999. The deferral includes the estimated costs associated with the following matters.

o In September 1992, the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998, the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two includes excavation and installation of several permanent barriers to mitigate coal tar seepage. Phase Two began in November 1998, and is expected to cost approximately $3 million. Additionally, SCE&G is continuing to support overall site development activities by managing potentially contaminated soils removed from construction activities nearby. On September 30, 1998 a Record of Decision was issued which sets forth EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. On January 13, 1999 the EPA issued a Unilateral Administrative Order which directed SCE&G to implement a Remedial Design and Remedial Action Plan to accomplish the objectives identified by the Record of Decision. SCE&G and the EPA are continuing to negotiate the remedial plan.

     In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G has agreed to build an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction and is scheduled for completion in the spring of the year 2000.

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

              Disclosure and Reconciliation of Reportable Segments

--------------------------------------------------------------------------------
                                  Three Months Ended         Three Months Ended
                                  September 30, 1999         September 30, 1998
-------------------------------------------------------- ----------------------
                                 Net       Operating        Net      Operating
                               Income       Income        Income      Income
                                             (Millions of Dollars)

Electric Operations               n/a         $109         n/a         $121
Gas Distribution                  n/a           (2)        n/a           (1)
Gas Transmission                 $ 3             4         $ 5            6
Energy Marketing                 (14)          n/a          (3)         n/a
--------------------------------------------------------------------------------

Total Reportable Segments        (11)          111           2          126
Elimination of Affiliates          -            (1)          -          (1)
Non-reportable Segments            2            (1)         (3)         (1)
Unallocated                       76             -          87          (4)
--------------------------------------------------------------------------------
Consolidated Totals              $67          $109         $86         $120
================================================================================

                              External     Affiliate    External     Affiliate
                               Revenue      Revenue      Revenue      Revenue
                                             (Millions of Dollars)

Electric Operations              $393         $ 90       $393         $ 87
Gas Distribution                   34            4         35            2
Gas Transmission                   53           28         46           28
Energy Marketing                   79            -        176            -
--------------------------------------------------------------------------------
Total Reportable Segments        $559         $122       $650         $117
================================================================================

------------------------------------------------------------------------------
                                Nine Months Ended       Nine Months Ended
                                September 30, 1999      September 30, 1998
------------------------------------------------------------------------------
                               Net       Operating        Net       Operating
                             Income        Income        Income      Income
                                          (Millions of Dollars)

Electric Operations             n/a        $235          n/a          $263
Gas Distribution                n/a          12          n/a            16
Gas Transmission                $ 8          11         $ 13            15
Energy Marketing                (40)        n/a           (7)          n/a
-------------------------------------------------------------------------

Total Reportable Segments       (32)        258            6           294
Elimination of Affiliates         -          (3)           -            (4)
Non-reportable Segments           -          (3)          (3)           (3)
Unallocated                     160           -          189            (2)
-----------------------------------------------------------------------------
Consolidated Totals            $128        $252         $192          $285
=============================================================================



                            External    Affiliate     External      Affiliate
                             Revenue     Revenue       Revenue       Revenue
                                          (Millions of Dollars)

Electric Operations           $ 953       $237         $ 962         $228
Gas Distribution                163          4           164            5
Gas Transmission                136        107           141          106
Energy Marketing                289          -           422            -
----------------------------------------------------------------------------
Total Reportable Segments    $1,541       $348        $1,689         $339
============================================================================

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

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, including the pace of deregulation of retail natural gas and electricity markets in the United States, (3) changes in the economy, (4) the impact of competition from other energy suppliers, (5) the management of the Company's operations, (6) variations in prices of natural gas and fuels used for electric generation, (7) growth opportunities for the Company's regulated and non-regulated subsidiaries, (8) the results of financing efforts, (9) changes in the Company's accounting policies, (10) weather conditions in the Company's service areas , (11) performance of the telecommunications companies in which the Company has made significant investments, (12) inflation, (13) exposure to environmental issues and liabilities, (14) changes in environmental regulation,
(15) unsuccessful correction of any material Year 2000 problem or, alternatively, unsuccessful implementation of a contingency plan by the Company and any critical third party suppliers, and (16) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

               MATERIAL CHANGES IN CAPITAL RESOURCES AND LIQUIDITY
                             SINCE DECEMBER 31, 1998

COMPETITION

North Carolina Acquisition

        On February 17, 1999, the Company and Public Service Company of North Carolina, Inc. (PSNC) announced a definitive agreement whereby the Company will acquire PSNC in a transaction valued at approximately $900 million, including the assumption of debt. The transaction will be accounted for as a purchase. It is anticipated that PSNC will be operated as a wholly-owned subsidiary of the Company. The shareholders of both companies approved the transaction on July 1, 1999. On July 30, 1999, SCANA filed an application with the Securities and Exchange Commission (SEC) to become a registered public utility holding company. The Department of Justice and the Federal Trade Commission have approved the transaction. The North Carolina Utilities Commission held a hearing on whether to approve the merger in late September. Their decision is expected in November. SEC approval is expected by the end of 1999.

Georgia Retail Gas Market

     SCANA Energy Marketing (Energy Marketing), a wholly-owned subsidiary of the Company, exceeded projections for acquiring customers in Georgia's natural gas market. At September 30, 1999, Energy Marketing had approximately 421,000 customers compared to approximately 72,000 at December 31, 1998. As a result, expenses have been significantly higher than expected. For the nine months ended September 30, 1999, Energy Marketing incurred losses (net of taxes) of approximately $36.1 million. Startup costs were expensed as incurred. A significant portion of those costs came from a $50 per customer promotional sign-up offer, which expired April 15, 1999. Other significant costs are being incurred to establish local offices, call centers, and billing and collection functions. The level of future revenues and expenditures is dependent on several factors that cannot be reasonably predicted. These factors include Energy Marketing's ability to retain customers and market share, the intensity of competition as it continues to develop, the margin Energy Marketing is able to achieve on gas sales and its ability to find industrial interruptible customers to purchase available capacity. Energy Marketing anticipates incurring additional losses through the remainder of 1999 and plans to be breakeven for the year 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

        On December 11, 1998,  the Public  Service  Commission of South Carolina
(PSC) issued an order requiring South Carolina Electric & Gas Company (SCE&G), a wholly-owned subsidiary of the Company, to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a
13.04 percent return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded
SCE&G's authorized return of 12 percent by 1.04 percent, or $22.7 million, primarily as a result of record-breaking heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the PSC-authorized level if SCE&G experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. On January 12, 1999, the PSC denied SCE&G's motion for reconsideration and reaffirmed SCE&G's return on equity of 12 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

         On September 14, 1999, the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan will be implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G will increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year could be carried forward for possible use in the succeeding year. The accelerated capital recovery plan will be accomplished through existing customer rates.

       On September 21, 1999, SCE&G announced it will build a $180 million gas turbine generator project in Aiken County, South Carolina. The combined-cycle turbines will burn natural gas to produce 300 megawatts of new electric generation and then use the exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station. The turbines are scheduled to be completed by June 2002.

       On October 15, 1999, the Federal Energy Regulatory Commission (FERC) notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. SCE&G and FERC have been discussing possible remediation efforts for the dam over the past several years as part of SCE&G's ongoing hydroelectric operating license with FERC. Cost of the remediation project and a schedule for construction will be determined following the expected completion of engineering and environmental efforts in the first quarter of 2000. FERC is requiring that engineering and construction on the dam be completed by the end of 2002.

        The following table summarizes how the Company generated funds for property additions and construction expenditures during the nine months ended September 30, 1999 and 1998:

-------------------------------------------------------------------------------
                                                          Nine Months Ended
                                                            September 30,
                                                       1999               1998
--------------------------------------------------------------------------------
                                                         (Millions of Dollars)

Net cash provided from operating activities             $170               $337
Net cash provided from (used for) financing
  activities                                              48                (97)
Cash provided from sale of subsidiary assets              17                  -
Cash and temporary cash investments available
at the beginning of the period                            62                 60
===============================================================================
Net cash available for  property additions
    and construction                                    $297               $300
expenditures
===============================================================================

Funds used for utility property additions and
  construction expenditures, net of noncash
  allowance for funds used during construction           $167              $161
===============================================================================

Funds used for nonutility property additions             $ 73             $  87
===============================================================================

       On March 9, 1999, SCE&G issued $100 million of First Mortgage Bonds having an annual interest rate of 6 1/8% and maturing on March 1, 2009. The proceeds from the sale of these bonds were used to reduce short-term debt.

       On June 29, 1999, the Company issued $150 million one-year floating rate medium-term notes maturing on July 14, 2000. The interest rate on the notes is reset monthly and is based on the one-month LIBOR plus 35 basis points. The proceeds from these notes were used to reduce short-term bank debt.

        On September 28, 1999, the Company entered into a definitive agreement to sell its retail propane assets for $86 million plus working capital (approximately $9 million). Net proceeds from the sale will be used primarily to reduce indebtedness. The sale was completed on November 10, 1999.

       The Company anticipates that the remainder of its 1999 cash requirements will be met through internally generated funds, and the incurrence of additional short-term and long-term debt. The Company anticipates incurring short-term and long-term debt to satisfy the Company's obligation to purchase shares of common stock of SCANA and PSNC in connection with the Company's acquisition of PSNC. The timing and amount of such financings will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended September 30, 1999 was 2.80.

Investments in Equity Securities

        At September 30, 1999, SCANA Communications, Inc. (SCI), a wholly-owned subsidiary of the Company, held the following investments in ITC Holding Company, Inc. (ITC) and its affiliates:

o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCI owned approximately 4.9 million common shares of Powertel. SCI's investment in Powertel's common shares of approximately $71.6 million had a market value of $267.5 million at September 30, 1999, resulting in a pre-tax unrealized holding gain of $195.9 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." In addition, SCI owned the following non-voting convertible preferred shares, at the approximate cost noted:
     100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and 50,000 shares series E 6.5% ($75.0 million). Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the preferred shares was approximately $535 million at September 30, 1999, resulting in an unrecorded pre-tax holding gain of $362.5 million.

o ITC^ DeltaCom, Inc. (ITCD) is a fiber optic telecommunications provider. SCI owned approximately 5.1 million common shares of ITCD. SCI's investment in ITCD's common shares of approximately $41.2 million had a market value of $139.0 million at September 30, 1999, resulting in a pre-tax unrealized holding gain of $97.8 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." In addition, SCI owned 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.3 million. Series A preferred shares are convertible in March 2002 into ITCD common shares on a two for one basis.
     The market value of series A preferred stock of ITCD is not readily determinable. However, on an as converted basis, the market value of the underlying common stock for the series A preferred stock was approximately $81.4 million at September 30, 1999, resulting in an unrecorded pre-tax holding gain of $70.2 million.

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

o ITC has an ownership interest in several Southeastern communications companies. SCI owned approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $7.1 million, $8.9 million, and $5.0 million, respectively. Preferred series A shares are convertible in March 2002 at a conversion price of $13.45 per common share or approximately 2.6 million common shares. Preferred series B shares are convertible in March 2002 at a conversion price of $43.56 per common share or approximately 0.5 million common shares. The market value of these investments is not readily determinable.

     On July 9, 1999, ITCD completed its acquisition of AvData Systems, Inc. (AvData). Prior to the merger, the Company held 1,577,394 common shares in AvData at a cost of approximately $1.7 million. The Company received 49,995 common shares of ITCD valued at approximately $1.5 million as a result of the merger. The Company's investment in ITCD had a market value of $1.4 million at September 30, 1999, resulting in a pre-tax unrealized holding loss of $0.1 million.

Year 2000 Issue

        The Year 2000 is an issue because many computers, embedded systems and software were originally programmed using two digits rather than four digits to identify the applicable year. This may prevent them from accurately processing information with dates beyond 1999. Because the Year 2000 issue could have a material impact on the operations of the Company if not addressed, the Company has completed efforts to ensure Year 2000 readiness. This means that critical systems, equipment, applications and business relationships have been evaluated and should be suitable to continue into and beyond the year 2000 and that applicable contingency plans are in place.

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

        The Company's Year 2000 project approach involved the following: (1) inventorying all Year 2000 internal and external items and entities and updating the Year 2000 Inventory Database; (2) performing risk analysis and corporate prioritization of all inventory entries; (3) performing detailed assessments of all inventory entries to determine Year 2000 readiness and establishing a remediation action plan where necessary; (4) remediating all inventory entries assessed as non-compliant, including repairing, replacing or developing acceptable work-arounds; (5) testing through date simulation and comprehensive test data; (6) implementation of all converted systems and equipment into production operations; and (7) contingency planning.

        Detailed  project  plans  were  developed  for  each  of the  Year  2000 projects. These project plans, work schedules and resource requirements were reviewed weekly by the project managers and monthly by the Steering Committee. The project plan tasks required to address the Company's mission critical systems for electric, gas and other business operations and address the Company's business relationships were successfully completed. The remaining Year 2000 project work this year is primarily focused on change management, executing mitigation strategies to minimize potential Year 2000 risks and refining contingency plans.

     SCE&G's V. C. Summer Nuclear Station reported to the Nuclear Regulatory Commission (NRC) at the end of June 1999 that the plant was Year 2000 ready. Also at the end of June, SCANA reported to the North American Electric Reliability Council (NERC) that the Company's primary systems necessary for the generation and transmission of electricity were Year 2000 ready with two exceptions. The first exception was associated with SCE&G's Canadys Station Unit 1 coal-fired generating plant. At the end of June, the Westinghouse Distributed Products Family (WDPF) upgrades and Year 2000 readiness tests at two of the three Canadys Station Units had been completed, however, the same WDPF upgrade and Year 2000 readiness test for Unit 1 had not been completed. Canadys Station Unit 1 generates 125 MW and represents less than 3% of SCE&G's generating capacity. The second exception was associated with SCE&G's new Spectrum Energy Management System (EMS). At the end of June, the Year 2000 assessment and testing for the Spectrum System had been completed, however, the new system was not yet on-line. In November 1999, SCE&G reported to NERC that these two exceptions had been addressed.

        The Information Technology Project Team has completed the assessment and code remediation for all application software. These applications have been tested in an isolated Year 2000 testing environment. The Year 2000 testing environment will be maintained through the end of the year to test any changes to these systems or any newly implemented applications. Independent vendor code verifications were successfully completed for selected systems that had been through the Company's remediation process. During the second quarter of 1999 a comprehensive Year 2000 test was successfully performed on the Company's network equipment. All of the Company's desktop workstations have been replaced or upgraded to a standard configuration and software release level. All completed assessment and remediation documentation related to mission critical applications and technical infrastructure items has been reviewed and approved by the Information Technology Audit Review Committee.

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

        The Company's revised projected total cost of its Year 2000 efforts as of September 1999 and the anticipated timing and breakdown of those expenditures is as follows:

   ------------------------ -------------- ------------------ ----------------
                            Internal       Out of Pocket      Total
   ------------------------ -------------- ------------------ ----------------
                                              (Millions of  Dollars)
   Project To Date            $ 3.5          $12.0            $15.5
   Remainder of 1999             0.5             0.5              1.0
                             -------         ---------        -------
   Total                      $ 4.0          $12.5            $16.5
   ------------------------ -------------- ------------------ ----------------

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

        In 1998 the Company established eight business continuity planning task groups to develop Year 2000 business continuity plans. Contingency plans to cover the Company's Corporate Operations, Customer Service Operations, Electric Generation, Transmission and Distribution Operations, Gas Delivery Operations, Telecommunications and Emergency Preparedness, Information Technology and Procurement were developed and approved by the Company's senior management. Detailed contingency plans that were already in place to cover weather-related outages, computer failures and generation outages were used and/or referenced as the basis for the Year 2000 business continuity plans. These plans include mitigation strategies and emergency response action plans to address potential Year 2000 scenarios, critical system failures and reliance on critical suppliers.

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

        On September 8 and 9, 1999, the Company participated in the last of two NERC required contingency planning drills that were intended to test backup communications systems and the Company's ability to operate the electric grid with manually read data instead of computerized systems. The Company's gas transmission and distribution operations areas also participated in the drills. The September drill also served as a full dress rehearsal for December 31, 1999. The Company employees who participated in the September drill are the same employees who will be on duty for December 31, 1999. During the drill, Company employees monitored company systems for potential problems related to the date September 9, 1999. The drills were successful and no problems were encountered as a result of the September 9, 1999 date.

        In addition to NERC and SERC, SCE&G is working with the Electric Power Research Institute (EPRI) to address the issue of overall grid reliability and protection. To ensure that all Year 2000 issues at its Summer Station nuclear plant are addressed, SCE&G is closely cooperating with other utility companies that own nuclear power plants. SCE&G and other utilities participating in workshops sponsored by NERC and EPRI continue to share Year 2000 project information.

                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                AS COMPARED TO THE CORRESPONDING PERIODS IN 1998

Earnings and Dividends

     Net income for the three and nine months ended September 30, 1999 decreased approximately $18.6 million and $64.1 million, respectively, when compared to the corresponding periods in 1998. These decreases were primarily due to losses from the Company's entry into the Georgia retail gas market, the impact of a rate reduction at SCE&G, and milder weather. These decreases offset a one-time gain of approximately $5.2 million from the July 1999 sale of 28 towers owned by SCANA Communications, Inc. In addition, net income for the nine months ended September 30, 1998 includes a one-time, after-tax reduction to depreciation expense of approximately $5.5 million related to a change in depreciation rates retroactive to February 1996. This change in depreciation rates resulted from the reversal of a $257 million shift of depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996.

        Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 3% and 4% of income before income taxes for the nine months ended September 30, 1999 and 1998, respectively.

        The Company's Board of Directors declared the following quarterly dividends on common stock:

------------------------------ --------------- -------------------------------
Declaration           Dividend        Record                Payment
Date                  Per Share       Date                  Date
--------------------- --------------- ----------------------------------------
February 17, 1999     38 1/2 cents    March 9, 1999         April 1, 1999
April 22, 1999        38 1/2 cents    June 9, 1999          July 1, 1999
August 18, 1999       27 1/2 cents    September 10, 1999    October 1, 1999
October 19, 1999      27 1/2 cents    December 10, 1999     January 1, 2000
---------------------- --------------- ---------------------------------------

        On February 17, 1999, the Board of Directors adopted a new common stock dividend policy to bring the Company's dividend payout ratio more in line with that of growth-oriented utilities. The board's action makes the Company's indicated annual dividend rate on common stock $1.10 per share.

Electric Operations

        Changes in the electric operations sales margins (including transactions with affiliates) for the three and nine months ended September 30, 1999, when compared to the corresponding periods in 1998, were as follows:

---------------------------------- -------------------------------------------
                                       Three Months            Nine Months
(Millions of Dollars)              Change    % Change       Change   % Change
---------------------------------- ----------- -------------------------------

Electric operating revenue            -           -         (9.6)     (1.0%)
Less:  Fuel used in generation      2.9         3.4%         8.6       4.0%
           Purchased power          5.6        64.5%         6.6      29.9%
---------------------------------- ----------- ------------------------------
Margin                             (8.5)       (2.8%)      (24.8)     (3.4%)
================================== =========== ==============================

        Electric operations sales margins decreased for the three and nine months ended September 30, 1999, when compared to the corresponding periods in 1998, primarily as a result of milder weather in each of the three quarters to date in 1999 and implementation in January 1999 of a $22.7 million annual rate reduction ordered by the PSC. See LIQUIDITY AND CAPITAL RESOURCES.

Gas Distribution

        Changes in the gas distribution sales margins for the three and nine months ended September 30, 1999, when compared to the corresponding periods in 1998, were as follows:

--------------------------------------------------------------------------------
                                        Three Months            Nine Months
(Millions of Dollars)                Change    % Change      Change     % Change
--------------------------------------------------------------------------------

Gas distribution operating revenue    0.4        1.1%        (1.1)     (0.7%)
Less:  Gas purchased for resale       1.3        5.3%         0.9       0.9%
--------------------------------------------------------------------------------
Margin                               (0.9)     (7.7%))       (2.0)     (3.1%)
================================================================================

        Gas distribution sales margins for the three and nine months ended September 30, 1999 decreased from 1998 levels primarily as a result of milder weather.

Gas Transmission

        Changes in the gas transmission sales margins (including transactions with affiliates) for the three and nine months ended September 30, 1999, when compared to the corresponding periods in 1998, were as follows:

--------------------------------------------------------------------------------
                                          Three Months         Nine Months
(Millions of Dollars)                Change     % Change    Change   % Change
--------------------------------------------------------------------------------

Gas transmission operating revenue    7.7        10.4%      (4.9)     (2.0%)
Less:  Gas purchased for resale       9.8        16.7%       0.4       0.2%
--------------------------------------------------------------------------------
Margin                               (2.1)      (14.8%)     (5.3)    (13.0%)
================================================================================

     Gas transmission sales margins for the three and nine months ended September 30, 1999 decreased from 1998 levels primarily as a result of increased competitiveness of alternate fuels.

Energy Marketing

     Changes in the energy marketing sales margins, operating and other expenses, and net losses for the three and nine months ended September 30, 1999, when compared to the corresponding periods in 1998, were as follows:

-------------------------------------------------------------------------------
                                          Three Months           Nine Months
(Millions of Dollars)                   Change   % Change    Change    % Change
-------------------------------------------------------------------------------

Gas and electric sales revenue          (97.1)     (0.6%)    (133.9)    (0.3%)
Less:  Gas and electricity purchased
       for resale                       (91.9)     (0.5%)    (129.6)    (0.3%)
-------------------------------------------------------------------------------
Margin                                   (5.2)     (5.8%)      (4.3)    (4.2%)
Less:  Operating and other expenses       5.8        *         28.8       *
-------------------------------------------------------------------------------
Net losses                               (11.0)      *        (33.1)      *
===============================================================================
* Greater than 100%

     Energy marketing sales margins for the three and nine months ended September 30, 1999 decreased primarily as a result of negative margins in the Georgia retail natural gas market. Operating and other expenses and net losses increased primarily as a result of expenses related to the entry into the Georgia market. See LIQUIDITY AND CAPITAL RESOURCES.

Other Operating Expenses

        Changes in other operating expenses, including taxes, for the three and nine months ended September 30, 1999, when compared to the corresponding periods in 1998, were as follows:

--------------------------------------------------------------------------------
                                      Three Months           Nine Months
(Millions of Dollars)               Change   % Change     Change    % Change
--------------------------------------------------------------------------------

Other operation and maintenance       4.5      5.2%         3.0       1.2%
Depreciation and amortization         3.3      8.5%        18.6       17.4%
Income taxes                         (7.7)    (14.1%)     (21.7)     (18.5%)
Other taxes                          (0.1)    (0.2%)        1.0       1.3%
--------------------------------------------------------------------------------
Total                                  -         -          0.9       0.2%
================================================================================

        Other operation and maintenance expenses for the three months ended September 30, 1999 increased from 1998 levels primarily as a result of increased maintenance costs for electric generation and distribution facilities. The increase in depreciation and amortization expenses for the three and nine months ended September 30, 1999 is due primarily to the completion of the new customer information system in January 1999. In addition, depreciation expense for the nine months ended September 30, 1998 reflects the non-recurring adjustment to depreciation expense discussed under "Earnings and Dividends." The changes in income taxes primarily reflect the changes in operating income. The changes in other tax expense for the periods were not significant.

Other Income

        Other income, net of income taxes, for the three and nine months ended September 30, 1999 decreased approximately $2.0 million and $14.6 million, respectively, when compared to the corresponding periods of 1998. This decrease was primarily attributable to losses from energy marketing activities as a result of the entry into new markets, which more than offset the earnings on pension assets and also the gain from the sale of towers discussed under "Earnings and Dividends."

Interest Expense

     Interest expense, excluding the debt component of AFC, for the three and nine months ended September 30, 1999 increased approximately $2.1 million and $11.4 million, respectively, when compared to the corresponding periods in 1998. The increase was primarily due to the issuance of medium term notes in the third quarter of 1998 and the issuance of First Mortgage Bonds in the first quarter of 1999 and increased borrowings of short-term debt.


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



                               September 30, 1999
                             Expected Maturity Date
                     ------------------------------------------------- ------------------
                       (Millions of Dollars)
                                                              There-              Fair
Liabilities           1999    2000    2001    2002   2003    After    Total     Value
                     ------- ------------------------------------------------ -----------

Long-Term Debt
Fixed Rate ($)        106.7   363.5   27.5    27.5  284.4   1,264.2  2,073.8   2,119.1
Average Interest Rate  6.86    5.77   6.86    6.86   6.29      7.36     6.89

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

     Equity price risk - Investments in telecommunications companies' marketable equity securities are carried at their market value of $661.4 million. A ten percent decline in market value would result in a $66.1 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of other comprehensive income.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                FINANCIAL SECTION

Item 1.  Financial Statements

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1999 and December 31, 1998
                                   (Unaudited)




                                                  September 30,  December 31,
-------------------------------------------------------------------------------
                                                      1999              1998
-------------------------------------------------------------------------------
Assets                                                 (Millions of Dollars)
Utility Plant:
    Electric                                         $4,192            $4,133
    Gas                                                 375               366
    Other                                               180               175
-------------------------------------------------------------------------------
        Total                                         4,747             4,674
    Less accumulated depreciation and amortization    1,615             1,517
-------------------------------------------------------------------------------
        Total                                         3,132             3,157
    Construction work in progress                       295               219
    Nuclear fuel, net of accumulated amortization        48                56
-------------------------------------------------------------------------------
        Utility Plant, Net                            3,475             3,432
-------------------------------------------------------------------------------

Nonutility Property and Investments, net of
  accumulated depreciation                               19                16
-------------------------------------------------------------------------------

Current Assets:
    Cash and temporary cash investments                  38                36
    Receivables                                         195               178
    Inventories (at average cost):
        Fuel                                             26                32
        Materials and supplies                           48                47
    Prepayments                                          13                 8
    Deferred income taxes                                21                21
-------------------------------------------------------------------------------
        Total Current Assets                            341               322
-------------------------------------------------------------------------------

Deferred Debits:
    Emission allowances                                  31                31
    Environmental                                        25                22
    Nuclear plant decommissioning fund                   62                56
    Pension asset, net                                  136               115
    Other regulatory assets                             177               186
    Other                                                82                66
-------------------------------------------------------------------------------
        Total Deferred Debits                           513               476
-------------------------------------------------------------------------------
            Total                                    $4,348             $4,246
===============================================================================

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1999 and December 31, 1998
                                   (Unaudited)


                                                  September 30,   December 31,
--------------------------------------------------------------------------------
                                                     1999             1998
--------------------------------------------------------------------------------
Capitalization And Liabilities                         (Millions of Dollars)
Stockholders' Investment:
    Common equity                                   $1,558          $1,499
    Preferred stock (not subject to purchase or
      sinking funds)                                   106             106
--------------------------------------------------------------------------------
        Total Stockholders' Investment               1,664           1,605
Preferred Stock, net (subject to purchase or
  sinking funds)                                        11              11
SCE&G-Obligated   Mandatorily   Redeemable
  Preferred   Securities  of  SCE&G's
  Subsidiary Trust, SCE&G Trust I, holding
  solely $50 million principal amount of
  the 7.55% Junior Subordinated Debentures
  of SCE&G, due 2027                                    50              50
Long-Term Debt, net                                  1,214           1,206
--------------------------------------------------------------------------------
          Total Capitalization                       2,939           2,872
--------------------------------------------------------------------------------

Current Liabilities:
    Short-term borrowings                               80             125
    Current portion of long-term debt                  123              29
    Accounts payable                                    60              97
    Accounts payable - affiliated companies             21              23
    Customer deposits                                   16              17
    Taxes accrued                                      103              75
    Interest accrued                                    25              21
    Dividends declared                                  27              38
    Other                                               11              10
--------------------------------------------------------------------------------
          Total Current Liabilities                    466             435
--------------------------------------------------------------------------------

Deferred Credits:
    Deferred income taxes                              554             549
    Deferred investment tax credits                     96             100
    Reserve for nuclear plant decommissioning           62              56
    Postretirement benefits                             95              87
    Regulatory liabilities                              70              65
    Other                                               66              82
--------------------------------------------------------------------------------
          Total Deferred Credits                       943             939
--------------------------------------------------------------------------------
                Total                               $4,348          $4,246
================================================================================

See Notes to Consolidated Financial Statements.


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                For the Periods Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
----------------------------------------------------------------- ------------ ----------- ------------
                                                        1999        1998         1999        1998
----------------------------------------------------------------- ------------ ----------- ------------
                                                      (Million of Dollars, Except Per Share Amounts)
Operating Revenues:
    Electric                                            $393        $393          $ 953       $ 962
    Gas                                                   38          37            168         169
    Transit                                                -           -              1           1
----------------------------------------------------------------- ------------ ----------- ------------
        Total Operating Revenues                         431         430          1,122       1,132
----------------------------------------------------------------- ------------ ----------- ------------
Operating Expenses:
    Fuel used in electric generation                      69          68            168         164
    Purchased power (including affiliated purchases)      41          33            107          95
    Gas purchased from affiliate  for resale              27          25            105         104
    Other operation                                       62          61            173         173
    Maintenance                                           23          20             60          58
    Depreciation and amortization                         39          35            115          96
    Income taxes                                          45          52             90         110
    Other taxes                                           24          24             72          71
----------------------------------------------------------------- ------------ ----------- ------------
        Total Operating Expenses                         330         318            890         871
----------------------------------------------------------------- ------------ ----------- ------------
Operating Income                                         101         112            232         261
----------------------------------------------------------------- ------------ -----------------------

Other Income:
    Allowance for equity funds used during
      construction                                         -           2              2           5
    Other income (loss)                                    2          (1)             6          (1)
---------------------------------------------------------------- ------------ ----------- ------------
        Total Other Income                                 2           1              8           4
----------------------------------------------------------------- ------------ ----------- ------------
Income Before Interest Charges                           103         113            240          265
----------------------------------------------------------------- ------------ ----------- ------------

Interest Charges (Credits):
    Interest expense on long-term debt                    24          24             72           72
    Other interest expense                                 2           1              7            4
    Allowance for borrowed funds used during
     construction                                         (1)         (1)            (3)             (5)
--------------------------------------------------------------- ------------ ----------- ------------
        Total Interest Charges, Net                       25          24             76           71
----------------------------------------------------------------- ------------ ----------- ------------

Income Before Preferred Dividend Requirements
    On Mandatorily Redeemable Preferred Securities        78          89            164          194
Preferred Dividend Requirement of SCE&G - Obligated
    Mandatorily Redeemable Preferred Securities            1           1              3            3
----------------------------------------------------------------- ------------ ----------- ------------

Net Income                                                77          88            161          191
Preferred Stock Cash Dividends (At stated rates)           2           2              5            5
----------------------------------------------------------------- ------------ ----------- ------------
Earnings Available for Common Stock                       75          86            156          186
Retained Earnings at Beginning of Period                 500         464            491          438
Common Stock Cash Dividends Declared                     (25)        (57)
                                                                                    (97)        (131)
================================================================= ============ =========== ============
Retained Earnings at End of Period                      $550        $493           $550        $ 493
================================================================= ============ =========== ============

See Notes to Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Periods Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                             Nine Months Ended
                                                               September 30,
--------------------------------------------------------------------------------
                                                              1999        1998
--------------------------------------------------------------------------------

                                 (Millions of Dollars)
Cash Flows From Operating Activities:
   Net income                                                 $161         $191
      Adjustments to reconcile net income to net cash
        provided from operating activities:
          Depreciation and amortization                        115           96
          Amortization of nuclear fuel                          13           15
          Deferred income taxes, net                             8           15
          Pension asset                                        (21)         (18)
          Post retirement benefits                               8           22
          Other regulatory assets                                9           (7)
          Regulatory liabilities                                 5            4
          Allowance for funds used during construction          (5)         (10)
          Over (under) collections, fuel adjustment clause      (8)          (1)
          Changes in certain current assets and liabilities:
              (Increase) decrease in receivables                (17)        (25)
              (Increase) decrease in inventories                  5           4
              (Increase) decrease in prepayments                 (5)         (2)
              Increase (decrease) in accounts payable           (39)        (22)
              Increase (decrease) in taxes accrued               28          45
       Other, net                                               (34)          6
--------------------------------------------------------------------------------
       Net Cash Provided From Operating Activities              223         313
--------------------------------------------------------------------------------

Cash Flows From Investing Activities:
       Utility property additions and construction
         expenditures, net of AFC                              (161)       (147)
       Other property and investments                            (2)          1
--------------------------------------------------------------------------------
       Net Cash Used For Investing Activities                  (163)       (146)
--------------------------------------------------------------------------------

Cash Flows From Financing Activities:
     Proceeds:
         Issuance of First Mortgage Bonds                        99          -
     Repayments:
         Preferred stock                                          -          (1)
         First and refunding mortgage bonds                       -         (20)
         Other long-term debt                                    (9)         (4)
     Dividend payments:
         Common stock                                          (108)       (130)
         Preferred stock                                         (6)         (6)
     Short-term borrowings, net                                 (45)         20
     Fuel and emission allowance financings, net                 11         (10)
--------------------------------------------------------------------------------
     Net Cash Provided From (Used For) Financing Activities     (58)       (151)
--------------------------------------------------------------------------------

Net Decrease In Cash And Temporary Cash Investments               2          16
Cash And Temporary Cash Investments At January 1                 36           6
================================================================================
Cash And Temporary Cash Investments At September 30            $ 38        $ 22
================================================================================

Supplemental Cash Flow Information:
    Cash paid for - Interest (includes capitalized interest
                     of $3 for 1999 and $5 for 1998)           $ 73        $ 78
                           - Income taxes                        47          41

See Notes to Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       A.  Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of September 30, 1999, approximately $202 million and $70 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $123 million and $51 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $45 million and $33 million, respectively, are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $9 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

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

3.  RETAINED EARNINGS

       The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, the Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At September 30, 1999, approximately $28.5 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

4.   CONTINGENCIES

       With respect to commitments  at September 30, 1999,  reference is made to
       Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Contingencies at September 30, 1999 are as follows:

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

        The Company currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $2 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $6.1 million.

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

        B.  Environmental

        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. The Company has recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2002. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $24.3 million at September 30, 1999. The deferral includes the estimated costs associated with the following matters.

o In September 1992, the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998, the EPA approved the Company's Removal Action Work Plan for soil excavation. The Company completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two includes excavation and installation of several permanent barriers to mitigate coal tar seepage. Phase Two began in
November 1998, and is expected to cost approximately $3 million. Additionally, the Company is continuing to support overall site development activities by managing potentially contaminated soils removed from construction activities nearby. On September 30, 1998 a Record of Decision was issued which sets forth EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. On January 13, 1999 the EPA issued a Unilateral Administrative Order which directed the Company to implement a Remedial Design and Remedial Action Plan that would accomplish the objectives identified by the Record of Decision. The Company and the EPA are continuing to negotiate the remedial plan.

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

          Disclosure and Reconciliation of Reportable Segments

                                  Three Months Ended          Three Months Ended
(Millions of Dollars)             September 30, 1999          September 30, 1998
--------------------------------------------------------------------------------------------

                            Operating   External  Affiliate Operating  External  Affiliate
                              Income    Revenue    Revenue   Income     Revenue   Revenue

Electric Operations            $105       $393       $63      $118       $393       $63
Gas Distribution                 (2)        38         -        (1)        37         -
---------------------------------------------------------------------------------------------
Total Reportable Segments       103       $431       $63       117       $430       $63
                                          ====       ===                 ====       ===
Elimination of Affiliates        (1)                            (1)
Non-reportable Segments          (1)                            (4)
---------------------------------------------------------------------------------------------
Consolidated Totals            $101                                      $112
                               ====                                      ====




                                      Nine Months Ended          Nine Months Ended
(Millions of Dollars)                September 30, 1999          September 30, 1998
-----------------------------------------------------------------------------------------------

                           Operating   External  Affiliate  Operating   External   Affiliate
                             Income    Revenue    Revenue    Income      Revenue    Revenue

Electric Operations           $226      $ 953      $159       $254        $ 962       $155
Gas Distribution                13        168         -         16          169          -
--------------------------------------------------------------------- -------------------------
Total Reportable Segments      239      $1,121     $159        270       $1,131       $155
                                        ======     ====                  ======       ====
Elimination of Affiliates       (4)                             (3)
Non-reportable Segments         (3)                             (6)
--------------------------------------------------------------------- -------------------------
Consolidated Totals           $232                             $261
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

     Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, including the pace of deregulation of retail natural gas and electricity markets in the United States, (3) changes in the economy, (4) the impact of competition from other energy suppliers, (5) the management of SCE&G's operations, (6) variations in prices of natural gas and fuels used for electric generation, (7) growth opportunities, (8) the results of financing efforts, (9) changes in SCE&G's accounting policies, (10) weather conditions in areas served by SCE&G, (11) inflation, (12) exposure to environmental issues and liabilities,
(13) changes in environmental regulation, (14) unsuccessful correction of any material Year 2000 problem or, alternatively, unsuccessful implementation of a contingency plan by SCE&G and any critical third party suppliers, and (15) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the Securities and Exchange Commission. SCE&G disclaims any obligation to update any forward-looking statements.

               MATERIAL CHANGES IN CAPITAL RESOURCES AND LIQUIDITY
                             SINCE DECEMBER 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

       On December 11, 1998, the South Carolina Public Service Commission (PSC) issued an order requiring SCE&G to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded
SCE&G's authorized return of 12 percent by 1.04 percent, or $22.7 million, primarily as a result of record-breaking heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the PSC-authorized level if SCE&G experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. On January 12, 1999, the PSC denied SCE&G's motion for reconsideration and reaffirmed SCE&G's return on equity of 12 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

       On September 14, 1999, the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan will be implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G will increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year could be carried forward for possible use in the succeeding year. The accelerated capital recovery plan will be accomplished through existing customer rates.

       On September 21, 1999, SCE&G announced it will build a $180 million gas turbine generator project in Aiken County, South Carolina. The combined-cycle turbines will burn natural gas to produce 300 megawatts of new electric generation and then use the exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station. The turbines are scheduled to be completed by June 2002.

       On October 15, 1999, the Federal Energy Regulatory Commission (FERC) notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. SCE&G and FERC have been discussing possible remediation efforts for the dam over the past several years as part of SCE&G's ongoing hydroelectric operating license with FERC. Cost of the remediation project and a schedule for construction will be determined following the expected completion of engineering and environmental efforts in the first quarter of 2000. FERC is requiring that engineering and construction on the dam be completed by the end of 2002.

        The following table summarizes how SCE&G generated funds for its utility property additions and construction expenditures during the nine months ended September 30, 1999 and 1998:

--------------------------------------------------------------------------------
                                                       Nine Months Ended
                                                         September 30,
                                                     1999               1998
----------------------------------------------------------------- --------------
                                                        (Millions of Dollars)

Net cash provided from operating activities           $223               $313
Net cash used for financing activities                 (58)              (151)
Cash and temporary cash investments available
   at the beginning of the period                       36                  6
--------------------------------------------------------------------------------
Net cash available for utility property
  additions and construction expenditures             $201               $168
--------------------------------------------------------------------------------
Funds used for utility property additions and
  construction expenditures, net of noncash
  allowance for funds used during construction        $161               $147
--------------------------------------------------------------------------------
Funds used for (provided from) nonutility
  property additions and investments                  $ (2)               $ 1
================================================================================

        On March 9, 1999, SCE&G issued $100 million of First Mortgage Bonds having an annual interest rate of 6 1/8% and maturing on March 1, 2009. These funds were used to reduce short-term debt.

        SCE&G anticipates that the remainder of its 1999 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term debt. The timing and amount of such financings will depend upon market conditions and other factors. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended September 30, 1999 was 3.90.

Year 2000 Issue

       The Year 2000 is an issue because many computers, embedded systems and software were originally programmed using two digits rather than four digits to identify the applicable year. This may prevent them from accurately processing information with dates beyond 1999. Because the Year 2000 issue could have a material impact on the operations of SCE&G if not addressed, SCE&G has completed efforts to ensure Year 2000 readiness. This means that critical systems, equipment, applications and business relationships have been evaluated and should be suitable to continue into and beyond the year 2000 and that applicable contingency plans are in place.

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

        SCANA's Year 2000 project approach involved the following: (1) inventorying all Year 2000 internal and external items and entities and updating the Year 2000 Inventory Database; (2) performing risk analysis and corporate prioritization of all inventory entries; (3) performing detailed assessments of all inventory entries to determine Year 2000 readiness and establishing a remediation action plan where necessary; (4) remediating all inventory entries assessed as non-compliant, including repairing, replacing or developing acceptable work-arounds; (5) testing through date simulation and comprehensive test data; (6) implementation of all converted systems and equipment into production operations; and (7) contingency planning.

        Detailed  project  plans  were  developed  for  each  of the  Year  2000 projects. These project plans, work schedules and resource requirements were reviewed weekly by the project managers and monthly by the Steering Committee. The project plan tasks required to address SCE&G's mission critical systems for electric, gas and other business operations and address SCE&G's business relationships were successfully completed. The remaining Year 2000 project work this year is primarily focused on change management, executing mitigation strategies to minimize potential Year 2000 risks, and refining contingency plans.

     SCE&G's V. C. Summer Nuclear Station reported to the Nuclear Regulatory Commission (NRC) at the end of June 1999 that the plant was Year 2000 ready. Also at the end of June, SCANA reported to the North American Electric Reliability Council (NERC) that the Company's primary systems necessary for the generation and transmission of electricity were Year 2000 ready with two exceptions. The first exception was associated with SCE&G's Canadys Station Unit 1 coal-fired generating plant. At the end of June, the Westinghouse Distributed Products Family (WDPF) upgrades and Year 2000 readiness tests at two of the three Canadys Station Units had been completed, however, the same WDPF upgrade and Year 2000 readiness test for Unit 1 had not been completed. Canadys Station Unit 1 generates 125 MW and represents less than 3% of SCE&G's generating capacity. The second exception was associated with SCE&G's new Spectrum Energy Management System (EMS). At the end of June, the Year 2000 assessment and testing for the Spectrum System had been completed, however, the new system was not yet on-line. In November 1999, SCE&G reported to NERC that these two exceptions had been addressed.

        The Information Technology Project Team has completed the assessment and code remediation for all application software. These applications have been tested in an isolated Year 2000 testing environment. The Year 2000 testing environment will be maintained through the end of the year to test any changes to these systems or any newly implemented applications. Independent vendor code verifications were successfully completed for selected systems that had been through the Company's remediation process. During the second quarter of 1999 a comprehensive Year 2000 test was successfully performed on the Company's network equipment. All of SCE&G's desktop workstations have been replaced or upgraded to a standard configuration and software release level. All completed assessment and remediation documentation related to mission critical applications and technical infrastructure items has been reviewed and approved by the Information Technology Audit Review Committee.

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

     SCE&G's revised projected total cost of its Year 2000 efforts as of September 1999 and the anticipated timing and breakdown of those expenditures is a follows:


 ------------------------ -------------- ------------------ ----------------
                          Internal       Out of Pocket      Total
 ------------------------ -------------- ------------------ ----------------
                                            (Millions of  Dollars)
 Project To Date            $ 3.5          $11.5            $15.0
 Remainder of 1999             0.5             0.5              1.0
                           -------         ---------        -------
 Total                      $ 4.0          $12.0            $16.0
 ------------------------ -------------- ------------------ ----------------

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

        In 1998, SCE&G established eight business continuity planning task groups to develop Year 2000 business continuity plans. Contingency plans to cover SCE&G's Corporate Operations, Customer Service Operations, Electric Generation, Transmission and Distribution Operations, Gas Delivery Operations, Telecommunications and Emergency Preparedness, Information Technology and Procurement were developed and approved by senior management. Detailed contingency plans that were already in place to cover weather-related outages, computer failures and generation outages were used and/or referenced as the basis for the Year 2000 business continuity plans. These plans include mitigation strategies and emergency response action plans to address potential Year 2000 scenarios, critical system failures, and reliance on critical suppliers.

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

        On September 8 and 9, 1999, SCE&G participated in the last of two NERC required contingency planning drills that were intended to test backup communications systems and SCE&G's ability to operate the electric grid with manually read data instead of computerized systems. SCE&G's gas distribution operations areas also participated in the drills. The September drill also served as a full dress rehearsal for December 31, 1999. The SCE&G employees who participated in the September drill are the same employees who will be on duty for December 31, 1999. During the drill, SCE&G employees monitored company systems for potential problems related to the date September 9, 1999. The drills were successful and no problems were encountered as a result of the September 9, 1999 date.

       In addition to NERC and SERC, SCE&G is working with the Electric Power Research Institute (EPRI) to address the issue of overall grid reliability and protection. To ensure that all Year 2000 issues at its Summer Station nuclear plant are addressed, SCE&G is closely cooperating with other utility companies that own nuclear power plants. SCE&G and other utilities participating in workshops sponsored by NERC and EPRI continue to share Year 2000 project information.

                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                AS COMPARED TO THE CORRESPONDING PERIODS IN 1998

Earnings and Dividends

           Net income for the three and nine months ended September 30, 1999 decreased approximately $11.0 million and $30.3 million, respectively, when compared to the corresponding periods in 1998. The decreases were primarily due to the impact of a rate reduction and milder weather. In addition, net income for the nine months ended September 30, 1998 includes a one-time, after-tax reduction to depreciation expense of approximately $5.5 million related to a change in depreciation rates retroactive to February 1996. This change in depreciation rates resulted from the reversal of a $257 million shift of depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996.

           Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 2% and 3% of income before income taxes for the nine months ended September 30, 1999 and 1998, respectively.

           SCE&G's Board of Directors authorized payment of dividends on common stock held by SCANA, as follows:

-------------------- ----------------- -------------------- --------------------
Declaration          Dividend          Quarter              Payment
Date                 Amount            Ended                Date
-------------------- ----------------- -------------------- --------------------
February 17, 1999    $35.8 million     March 31, 1999       April 1, 1999
April 22, 1999       $35.8 million     June  30, 1999       July 1, 1999
August 18, 1999      $25.0 million     September 30, 1999   October 1, 1999
October 19, 1999     $25.8 million     December 31, 1999    January 1, 2000
-------------------- ----------------- -------------------- --------------------

Electric Operations

           Changes  in  the  electric   operations   sales  margins   (including
transactions with affiliates) for the three and nine months ended September 30, 1999, when compared to the corresponding periods in 1998, were as follows:

-------------------------------------------------------------------------------
                                  Three Month Ended      Nine Months Ended
(Millions of Dollars)             Change   % Change      Change   % Change
-------------------------------------------------------------------------------

Electric operating revenue            -         -          (9.5)   (1.0%)
Less:  Fuel used in generation     1.2       1.8%           3.7     2.2%
           Purchased power         7.7      23.0%          12.2     12.9%
-------------------------------------------------------------------------------
Margin                            (8.9)     (3.0%)       (25.4)    (3.6%)
===============================================================================

           Electric operations sales margins decreased for the three and nine months ended September 30, 1999, when compared to the corresponding periods in 1998, primarily as a result of milder weather in each of the three quarters to date in 1999 and implementation in January 1999 of a $22.7 million annual rate reduction ordered by the South Carolina Public Service Commission. See LIQUIDITY AND CAPITAL RESOURCES.

Gas Distribution

           Changes in the gas distribution sales margins for the three and nine months ended September 30, 1999, when compared to the corresponding periods in 1998, were as follows:

--------------------------------------------------------------------------------
                                  Three Months Ended     Nine Months Ended
(Millions of Dollars)             Change   % Change      Change    % Change
--------------------------------------------------------------------------------

Gas operating revenue              0.4       1.1%         (1.1)     (0.7%)
Less:  Gas purchased for resale    1.3       5.3%          0.9       0.9%
--------------------------------------------------------------------------------
Margin                            (0.9)     (7.7%)        (2.0)     (3.1%)
================================================================================




     Gas distribution sales margins for the three and nine months ended September 30, 1999 decreased from the corresponding periods in 1998 primarily as a result of milder weather.

 Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three and nine months ended September 30, 1999 when compared to the corresponding periods in 1998, were as follows:

--------------------------------------------------------------------------------
                                  Three Months Ended      Nine Months Ended
(Millions of  Dollars)            Change   % Change       Change    % Change
--------------------------------------------------------------------------------

Other operation and maintenance    4.2       5.2%            1.6      .07%
Depreciation and amortization      3.4       9.7%          18.7      19.4%
Income taxes                      (7.1)    (13.6%)        (19.7)    (18.0%)
Other taxes                       (0.1)     (0.6%)          0.7       1.0%
--------------------------------------------------------------------------------
Total                              0.4       0.2%           1.3       0.3%
================================================================================

     Other operation and maintenance expenses for the three months ended September 30, 1999 increased from 1998 levels primarily as a result of increased maintenance costs for electric generation and distribution facilities. The increase in depreciation and amortization expenses for the three and nine months ended September 30, 1999 is due primarily to the completion of the new customer information system in January 1999. In addition, depreciation expense for the nine months ended September 30, 1998 reflects the non-recurring adjustment to depreciation expense discussed under "Earnings and Dividends." The changes in income taxes primarily reflect the changes in operating income. The changes in other taxes for the periods were not significant.

Other Income

     Other income, net of income taxes, for the three and nine months ended September 30, 1999 increased approximately $2.7 million and $6.0 million, respectively, and is primarily due to earnings on pension assets.

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


                         September 30, 1999
                       Expected Maturity Date
                       --------- --------------- ------------------------------------------------
                        (Millions of Dollars)
                                                                  There-               Fair
Liabilities             1999     2000     2001    2002     2003     After     Total     Value
                       ------- --------- --------------------------------------------------------

Long-Term Debt
Fixed Rate ($)          29.1    188.6     22.6    22.6    124.5    1,041.6   1,429.0   1,456.4
Average Interest Rate   6.56      5.89    6.72    6.72      7.56      7.56      7.29

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


Item 2, 3, and 5 are not applicable

     Item 4. Submission of Matters to a Vote of Security-Holders (not applicable for South Carolina Electric & Gas Company)

           For information regarding submission of matters to a vote of security-holders, see Item 4 of Part II Other Information appearing in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

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

         B. Reports on Form 8-K during the third quarter 1999 were as follows:

                None

                                SCANA CORPORATION


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       SCANA CORPORATION
                                          (Registrant)




November 12, 1999              By: s/K. B. Marsh
                                   -----------------------------------------
                                   K. B. Marsh, Senior Vice President-Finance,
                                   Chief Financial Officer and Controller
                                  (Principal financial and accounting officer)

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                               (Registrant)




November  12,  1999                   By:   s/Jimmy E. Addison
                                            Jimmy E. Addison
                                            Vice President and Controller
                                            (Principal accounting officer)

                                  EXHIBIT INDEX

       Applicable to
       Form 10-Q of
Exhibit
No. SCANA   SCE&G  Description
--- ----- -------------------------------------------------------------------
2.01  X     X    Agreement and Plan of Merger, dated as of February 16, 1999 as amended and restated as of May 10, 1999, by and among Public Service Company of North Carolina, Incorporated,
                 SCANA Corporation , New Sub I, Inc. and New Sub II, Inc.
                 (Filed as Exhibit 2.1 to Registration Statement No. 333-78227)

3.01  X          Restated Articles of Incorporation of SCANA as adopted on
                 April 26, 1989 (Filed as Exhibit 3-A to Registration Statement
                 No. 33-49145)

3.02        X    Restated Articles of Incorporation of SCE&G, as adopted on
                 December 15, 1993  (Filed as Exhibit 3.01 to Registration
                 Statement No. 333-86387)

3.03  X          Articles of Amendment of SCANA, dated April 27, 1995 (Filed as
                 Exhibit 4-B to Registration Statement No. 33-62421)

3.04        X    Articles of Amendment of SCE&G, dated June 7, 1994 filed June
                 9, 1994  (Filed as Exhibit 3.02 to Registration Statement No.
                 333-86387)

3.05        X    Articles of Amendment of SCE&G, dated November 9, 1994 (Filed as Exhibit 3.03 to Registration Statement No. 333-86387)

3.06        X    Articles of Amendment of SCE&G, dated December 9, 1994 (Filed as Exhibit 3.04 to Registration Statement No. 333-86387)

3.07        X    Articles of Correction of SCE&G, dated January 17, 1995 (Filed as Exhibit 3.05 to Registration Statement No. 333-86387)

3.08        X    Articles of Amendment of SCE&G, dated January  13, 1995 and filed January 17, 1995 (Filed as Exhibit 3.06 to Registration
                 Statement No. 333-86387)

3.09        X    Articles of Amendment of SCE&G, dated March 30, 1995 (Filed as
                 Exhibit 3.07 to Registration Statement No. 333-86387)

3.10        X    Articles of Correction of SCE&G - Amendment to Statement filed
                 March 31, 1995, dated December 13, 1995 (Filed as Exhibit 3.08 to Registration Statement No. 333-86387)

3.11        X    Articles of Amendment of SCE&G, dated December 13, 1995 (Filed as Exhibit 3.09 to Registration Statement No. 333-86387)

3.12        X    Articles of Amendment of SCE&G, dated February 18, 1997 (Filed as Exhibit 3-L to Registration Statement No. 333-24919)

3.13        X    Articles of Amendment of SCE&G, dated February 21, 1997 (Filed as Exhibit 3.11 to Registration Statement No. 333-86387)

3.14        X    Articles of Amendment of SCE&G, dated April 22, 1997 (Filed as
                 Exhibit 3.12 to Registration Statement No. 333-86387)

3.15        X    Articles of Amendment of SCE&G, dated April 9, 1998 (Filed as
                 Exhibit 3.13 to Registration Statement No. 333-86387)

3.16  X          By-Laws of SCANA as revised and amended on December 17, 1997
                 (Filed as Exhibit 4.01(b) to Registration Statement No.
                 333-86803)

    Applicable to
     Form 10-Q of
Exhibit
No.  SCANA SCE&G  Description

3.17         X    By-Laws of SCE&G as amended and adopted on  December 17, 1997
                  (Filed as Exhibit 3.14 to Registration Statement No.333-86387)

4.01    X         Articles of Exchange of South Carolina Electric and Gas
                  Company and SCANA Corporation (Filed as Exhibit 4-A to Post-
                  Effective Amendment No. 1 to Registration Statement No.
                  2-90438)

4.02    X         Indenture dated as of November 1, 1989 to The Bank of New
                  York, Trustee (Filed as Exhibit 4-A to Registration Statement
                  No. 33-32107)

4.03    X    X    Indenture dated as of January 1, 1945, from the South Carolina
                  Power Company (the "Power Company") to Central Hanover Bank and Trust Company, as Trustee, as supplemented by three
                  Supplemental Indentures dated respectively as of May 1, 1946,
                  May 1, 1947 and July 1, 1949(Filed as Exhibit 2-B to
                  Registration Statement No. 2-26459)

4.04    X    X    Fourth Supplemental Indenture dated as of April 1, 1950, to
                  Indenture referred to in Exhibit 4.03, pursuant to which SCE&G assumed said Indenture (Filed as Exhibit 2-C to Registration
                  Statement No. 2-26459)

4.05    X    X    Fifth through Fifty-third Supplemental Indenture referred to in Exhibit 4.03 dated as of the dates indicated below and filed as exhibits to the Registration Statements whose file numbers are set forth below:

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

      Applicable to
      Form 10-Q of
Exhibit
No.  SCANA  SCE&G  Description

             May 1, 1977          Exhibit 4-C     to Registration No. 33-38580
             February 1, 1978     Exhibit 4-C     to Registration No. 33-38580
             June 1, 1978         Exhibit 2-A-3   to Registration No. 2-61653
             April 1, 1979        Exhibit 4-C     to Registration No. 33-38580
             June 1, 1979         Exhibit 2-A-3   to Registration No. 33-38580
             April 1, 1980        Exhibit 4-C     to Registration No. 33-38580
             June 1, 1980         Exhibit 4-C     to Registration No. 33-38580
             December 1, 1980     Exhibit 4-C     to Registration No. 33-38580
             April 1, 1981        Exhibit 4-D     to Registration No. 33-49421
             June 1, 1981         Exhibit 4-D     to Registration No. 2-73321
             March 1, 1982        Exhibit 4-D     to Registration No. 33-49421
             April 15, 1982       Exhibit 4-D     to Registration No. 33-49421
             May 1, 1982          Exhibit 4-D     to Registration No. 33-49421
             December 1, 1984     Exhibit 4-D     to Registration No. 33-49421
             December 1, 1985     Exhibit 4-D     to Registration No. 33-49421
             June 1, 1986         Exhibit 4-D     to Registration No. 33-49421
             February 1, 1987     Exhibit 4-D     to Registration No. 33-49421
             September  1, 1987   Exhibit 4-D     to Registration No. 33-49421
             January 1, 1989      Exhibit 4-D     to Registration No. 33-49421
             January 1, 1991      Exhibit 4-D     to Registration No. 33-49421
             February 1, 1991     Exhibit 4-D     to Registration No. 33-49421
             July 15, 1991        Exhibit 4-D     to Registration No. 33-49421
             August 15, 1991      Exhibit 4-D     to Registration No. 33-49421
             April 1, 1993        Exhibit 4-E     to Registration No. 33-49421
             July 1, 1993         Exhibit 4-D     to Registration No. 33-57955
             May 1, 1999          Exhibit 4.04    to Registration No. 333-86387


4.06   X     X    Indenture dated as of April 1, 1993 from South Carolina
                  Electric & Gas Company to NationsBank of Georgia, National
                  Association (Filed as Exhibit 4-F to Registration Statement
                  No. 33-49421)

4.07   X     X    First Supplemental Indenture to Indenture  referred to in
                  Exhibit 4.07 dated as of June 1, 1993 (Filed as Exhibit 4-G to
                  Registration Statement No. 33-49421)

4.08   X     X    Second Supplemental Indenture to Indenture referred to in
                  Exhibit 4.07 dated as of June 15, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-57955)

4.09   X     X    Trust Agreement for SCE&G Trust I (Filed as Exhibit 4-G to
                  SCE&G Form 10-K for the year ended December 31, 1997)

4.10   X     X    Certificate of Trust for SCE&G Trust I (Filed as  Exhibit 4-H
                  to SCE&G Form 10-K for the year ended December 31, 1997)

4.11   X     X    Junior Subordinated Indenture for SCE&G Trust I (Filed as
                  Exhibit 4-I to SCE&G Form 10-K for the year ended December 31,
                  1997)

4.12   X     X    Guarantee Agreement for SCE&G Trust I (Filed as Exhibit 4-J to
                  SCE&G Form 10-K for the year ended December 31, 1997)

           Applicable to
                   Form 10-Q of
Exhibit
No.    SCANA   SCE&G  Description
4.13       X       X      Amended and Restated Trust Agreement for SCE&G Trust I
                          (Filed as Exhibit 4-K to SCE&G Form 10-K for the year ended December 31, 1997)

10.01      X              SCANA Voluntary Deferral Plan as amended through
                          October 21, 1997 (Filed as Exhibit10.01(a) to
                          Registration Statement No. 333-86803)

10.02      X       X      Supplemental Executive Retirement Plan (Filed as
                          Exhibit 10.01(b) to Registration Statement No.
                          333-86803)

10.03      X              SCANA Supplementary Voluntary Deferral Plan as amended
                          and restated through October 21, 1997 (Filed as Exhibit 10-B to SCANA Form 10-K for the year ended
                          December 31, 1997)

10.04      X              SCANA Key Executive Severance Benefits Plan as amended
                          and restated effective as of October 21, 1997 (Filed as Exhibit 10.01(c) to Registration Statement No.
                         333-86803)

10.05      X              SCANA  Supplementary Key Executive  Severance
                          Benefits Plan as amended and restated effective
                          October 21, 1997 (Filed as Exhibit  10.01(d) to
                          Registration Statement No.
                          333-86803)

10.06      X              SCANA Performance Share Plan as amended and restated
                          effective January 1, 1998 (Filed as Exhibit 10.01(e) to Registration Statement No. 333-86803)

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

10.09      X              Description of SCANA Corporation Annual Incentive Plan
                          (Filed as Exhibit 10-G to SCANA Form 10-K for the year ended December 31, 1991, under cover of Form SE, File
                          No. 1-8809)

27.01      X              Financial Data Schedule (Filed herewith)

27.02              X      Financial Data Schedule (Filed herewith)