Form 10-K405
period 1999-12-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 2000-03-27
CIK 91882

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


Commission       Registrant, State of Incorporation,        I.R.S. Employer
File Number         Address and Telephone Number            Identification No.



1-8809           SCANA Corporation                          57-0784499
                 1426 Main Street
                 Columbia, South Carolina  29201
                 (803)  217-9000


1-3375           South Carolina Electric & Gas Company      57-0248695
                 1426 Main Street
                 Columbia, South Carolina  29201
                 (803)  217-9000


Securities registered pursuant to Section 12(b) of the Act:

Each of the  following  classes or series of securities  registered  pursuant to
Section 12(b) of the Act is registered on the New York Stock Exchange.

Title of each class                              Registrant

Common Stock, without par value            SCANA Corporation



5% Cumulative Preferred Stock             South Carolina Electric & Gas Company
par value $50 per share

7.55% Trust Preferred Securities, Series A liquidation value $25 per Trust
Preferred Security


================================================================================

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         SCANA: Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     SCE&G: Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

         The aggregate market value of voting stock held by non-affiliates of SCANA Corporation was $2,487,726,284 at February 29, 2000, based on a price of $23.8125. The total number of shares outstanding at February 29, 2000 was 104,730,049. South Carolina Electric & Gas Company is a wholly-owned subsidiary of SCANA Corporation and has no voting stock other than its common stock. At February 29, 2000, there were issued and outstanding 40,296,147 Common Shares, $4.50 par value, of South Carolina Electric & Gas Company, held in entirety by SCANA Corporation.

         Documents incorporated by reference: Specified sections of SCANA Corporation's 2000 Proxy Statement, dated March 17, 2000, in connection with its 2000 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.

This combined Form 10-K is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein relating to SCANA Corporation or any of its direct or indirect subsidiaries other than South Carolina Electric & Gas Company is provided solely by SCANA Corporation and shall be deemed not included in the Form 10-K of South Carolina Electric & Gas Company.

                                TABLE OF CONTENTS

                                                                          Page

DEFINITIONS...............................................................  4

PART I

     Item 1.  Business....................................................  5

     Item 2.  Properties ................................................. 16

     Item 3.  Legal Proceedings........................................... 18

     Item 4.  Submission of Matters to a Vote of Security Holders ........ 18

     Corporate Structure ................................................. 19

     Executive Officers of SCANA Corporation ............................. 20

PART II

     Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters........................................ 21

     Item 6.  Selected Financial Data..................................... 23

     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................... 26

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.. 40

     Item 8.  Financial Statements and Supplementary Data................. 41

     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................. 103

PART III

     Item 10. Directors and Executive Officers of the Registrants....... 104

     Item 11. Executive Compensation ................................... 109

     Item 12. Security Ownership of Certain Beneficial Owners
                and Management ......................................... 115

     Item 13. Certain Relationships and Related Transactions ........... 115

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K ............................................ 116

SIGNATURES.............................................................. 123

                                   DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

          TERM                                                MEANING
AFC...................... Allowance for Funds Used During Construction
BTU...................... British Thermal Unit
Circuit Court............ South Carolina Circuit Court
Clean Air Act............ Clean Air Act Amendments of 1990
Consumer Advocate........ Consumer Advocate of South Carolina
Dekatherm................ One Million BTUs
DHEC..................... South Carolina Department of Health and Environmental
                            Control
DOE...................... United States Department of Energy
DT....................... Dekatherm
Energy Marketing......... SCANA Energy Marketing, Inc.
EPA...................... United States Environmental Protection Agency
FERC..................... United States Federal Energy Regulatory Commission
Fuel Company............. South Carolina Fuel Company, Inc.
GENCO.................... South Carolina Generating Company, Inc.
Investor Plus Plan....... SCANA Corporation Investor Plus Plan
KVA...................... Kilovolt-ampere
KW....................... Kilowatt
KWH...................... Kilowatt-hour
LLC...................... Limited Liability Company
LNG...................... Liquefied Natural Gas
MCF...................... Thousand Cubic Feet
MGP...................... Manufactured Gas Plant
Mhz...................... Megahertz
MMCF..................... Million Cubic Feet
MW....................... Megawatt
NEPA..................... National Energy Policy Act of 1992
NCUC..................... North Carolina Utilities Commission
NRC...................... United States Nuclear Regulatory Commission
PCS...................... Personal Communications Service
Pipeline Corporation..... South Carolina Pipeline Corporation
PRP...................... Potentially Responsible Party
PSC...................... The Public Service Commission of South Carolina
PSNC..................... Public Service Company of North Carolina, Incorporated
PUHCA.................... Public Utility Holding Company Act of 1935, as amended
SCI...................... SCANA Communications, Inc.
SCANA.................... SCANA Corporation, the parent company
SCE&G.................... South Carolina Electric & Gas Company
SEC...................... United States Securities and Exchange Commission
Southern Natural......... Southern Natural Gas Company
SPSP..................... SCANA Corporation Stock Purchase-Savings Plan
Summer Station........... V. C. Summer Nuclear Station
Supreme Court............ South Carolina Supreme Court
Transco.................. Transcontinental Gas Pipeline Corporation
Williams Station......... A. M. Williams Coal-Fired, Electric
                                      Generating Station Owned by GENCO

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY


ORGANIZATION

       SCANA, a South Carolina corporation having general business powers, was incorporated on October 10, 1984, and registered as a public utility holding company under PUHCA on February 10, 2000, concurrent with the completion of its merger with PSNC. SCANA holds, directly or indirectly, all of the capital stock of each of its subsidiaries except for the preferred stock of SCE&G, the preferred securities of SCE&G Trust I and 30% of an indirect subsidiary. SCANA and its subsidiaries (the Company) had 5,488 full-time, permanent employees as of February 29, 2000 as compared to 4,697 full-time, permanent employees as of December 31, 1998. SCE&G was incorporated under the laws of South Carolina in 1924, and is an operating public utility.

SEGMENTS OF BUSINESS

       SCANA neither owns nor operates any physical properties. It has 14 direct, wholly owned subsidiaries that are engaged in the functionally distinct operations described below. It also has investments in two LLCs: one has built and operates a cogeneration facility in Charleston, South Carolina and the other has constructed and operates a lime production facility in Charleston, South Carolina.

       Information with respect to major segments of business for the years ended December 31, 1999, 1998 and 1997 is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 of the Notes to Consolidated Financial Statements appearing in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for SCANA and SCE&G. All such information is incorporated herein by reference.

Regulated Utilities

       SCE&G is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity and in the purchase and sale, primarily at retail, of natural gas in South Carolina. SCE&G also renders urban bus service in the metropolitan area of Columbia, South Carolina. SCE&G's business is subject to seasonal fluctuations. Generally, sales of electricity are higher during the summer and winter months because of air-conditioning and heating requirements, and sales of natural gas are greater in the winter months due to heating requirements.

       SCE&G's electric service area extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 31 of the 46 counties in South Carolina and covers more than 21,000 square miles. The total population of the counties representing the combined service area is approximately 2.4 million.

       Predominant industries in the areas served by SCE&G include: synthetic fibers; chemicals; fiberglass; paper and wood; metal fabrication; stone, clay and sand mining and processing; and textile.

       GENCO owns and operates Williams Station and sells electricity solely to SCE&G. Fuel Company acquires, owns and provides financing for SCE&G's nuclear fuel, fossil fuel and sulfur dioxide emission allowance requirements.

       Pipeline Corporation is engaged in the purchase, transmission and sale of natural gas on a wholesale basis to distribution companies and directly to industrial customers in 40 counties throughout South Carolina. Pipeline Corporation owns LNG liquefaction and storage facilities. It also supplies the natural gas for SCE&G's gas distribution system. Other resale customers include municipalities and county gas authorities and gas utilities. The industrial customers of Pipeline Corporation are primarily engaged in the manufacturing or processing of ceramics, paper, metal, food and textiles. On November 10, 1999 a wholly owned subsidiary of Pipeline Corporation sold its 62-mile, six-inch propane pipeline that connects with the propane storage facility formerly owned by SCANA Propane Storage, Inc. Pipeline Corporation's, subsidiary continues to maintain this pipeline.

       On February 10, 2000 SCANA completed its acquisition of PSNC. PSNC is a public utility engaged primarily in transporting, distributing and selling natural gas to approximately 351,000 residential, commercial and industrial customers in 31 counties in North Carolina. The industrial customers of PSNC include manufacturers of textiles, chemicals, ceramics and clay products, glass, automotive products, minerals, pharmaceuticals, plastics, metals, electronic equipment, furniture and a variety of food and tobacco products. PSNC was organized in 1938. PSNC, through wholly owned, non-regulated subsidiaries, conducts gas brokering activities, refuels natural gas vehicles and converts gasoline-fueled vehicles to natural gas.

Nonregulated Businesses

       Energy Marketing markets electricity, natural gas and other light hydrocarbons primarily in the southeast. In addition, Energy Marketing markets natural gas to approximately 431,000 customers in Georgia's deregulated natural gas market. Energy Marketing also provides energy-related risk management services to producers and customers.

       SCI owns and operates a 500 mile fiber optics telecommunications network in South Carolina as well as an 800 Mhz radio service network within the state. In addition, SCI provides tower site construction, management and rental services in South Carolina and Georgia. SCANA Communications Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of SCI, has investments in Powertel, Inc., ITC Holding Company, Inc., ITC^DeltaCom, Inc., and Knology, Inc., which are telecommunications services companies in the southeastern United States.

       ServiceCare, Inc. is engaged in providing energy-related products and services beyond the energy meter. Its primary businesses are providing homeowners with service contracts on their home appliances and home security services.

     Primesouth, Inc. is engaged in power plant management and maintenance services.

       SCANA Resources, Inc. conducts energy-related businesses and services.

       On November 10, 1999 substantially all of the assets of SCANA Propane Gas, Inc., SCANA Propane Storage, Inc. and C&T Pipeline, LLC (a wholly owned subsidiary of Pipeline Corporation) were sold.

Service Company

     SCANA Services, Inc. provides administrative, management and other services to the subsidiaries and business units within SCANA.

COMPETITION

       For a discussion of the impact of competition, see the Competition section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

CAPITAL REQUIREMENTS AND FINANCING PROGRAM

Capital Requirements

       The Company's cash requirements arise primarily from SCE&G's operational needs, the Company's construction program and the need to fund the activities or investments of SCANA's nonregulated subsidiaries. The ability of SCANA's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. SCANA's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated subsidiaries continue their ongoing construction programs, it may be necessary to seek increases in rates. As a result, the Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate and other regulatory relief, if requested.

       For a discussion of the impact of various rate matters on the Company's capital requirements, see Regulatory Matters in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

       During 2000 the Company is expected to meet its capital requirements principally through internally generated funds (approximately 51%, after payment of dividends) and the incurrence of additional short-term and long-term indebtedness. Sales of additional equity securities may also be made. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future.

       The Company's current estimates of its cash requirements for construction and nuclear fuel expenditures, which are subject to continuing review and adjustment, for 2000 and the two-year period 2001-2002 are as follows:

-------------------------------------- ----------------------- ----------------
Type of Facilities                    2001-2002                 2000
                                             (Millions of Dollars)

South Carolina Electric & Gas Company:
  Electric Plant:
       Generation                       $322                    $112
       Transmission                       38                      21
       Distribution                      156                      76
       Other                              14                      14
   Nuclear Fuel                           33                      31
  Gas                                     38                      20
   Common                                 29                      24
   Other                                   1                       1
                                        ----                    ----
       Total                             631                     299
Other Companies Combined                 130                      99
                                        ----                   -----
                Total                   $761                    $398
--------------------------------------------------------------- ----------------

       The above estimates exclude AFC.

         During 1999 SCE&G and GENCO expended approximately $56.5 million and $1.5 million, respectively, as part of a program to extend the operating lives of certain non-nuclear generating facilities. Additional improvements to be made under the program during 2000, included in the table above, are estimated to cost approximately $29.1 million and $0.9 million, respectively.

       In addition to the capital requirements for 2000 described above, the Company and SCE&G will require approximately $373.3 million and $198.3 million, respectively, to refund and retire outstanding securities and obligations. For the years 2001-2004, the Company has an aggregate of $520.4 million of long-term debt maturing, which includes an aggregate of $293.4 million for SCE&G and $2.2 million of purchase or sinking fund requirements for SCE&G's preferred stock. In addition, SCANA borrowed a total of $700 million from February 8-10, 2000, maturing within three years, to consummate the acquisition of PSNC. SCE&G's long-term debt maturities for the years 2001-2004 include approximately $79.2 million for sinking fund requirements, of which $73.9 million may be satisfied by deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits.

        SCANA and Westvaco each own a 50 percent interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The facility began operations in March 1999. Financing for the facility of approximately $139.8 million was provided to Cogen by banks. On December 30, 1998 SCANA provided a capital contribution of approximately $15.5 million to Cogen. On September 10, 1998, the contractor in charge of construction filed suit in Circuit Court seeking approximately $52 million from Cogen, alleging that it incurred construction cost overruns relating to the facility and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, SCE&G and SCANA were also named in the suit. SCANA and the other defendants believe the suit is without merit and are mounting an appropriate defense. SCANA and SCE&G do not believe that the resolution of this issue will have a material impact on results of operations, cash flows or financial position.

Financing Program

       SCANA has in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. At December 31, 1999 SCANA had registered with the SEC and available for issuance $1.0 billion under this program. The proceeds from the sales of these securities may be used to refinance bank borrowings and other privately sold indebtedness incurred in connection with the acquisition of PSNC. In addition, the proceeds may be used to fund additional business activities in nonutility subsidiaries, to reduce short-term debt incurred in connection therewith or for general corporate purposes.

       SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for 12 consecutive months out of the 18 months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1999 the Bond Ratio was 6.01. The Old Mortgage allows the issuance of additional Class A Bonds to an additional principal amount equal to (i) 70 percent of unfunded net property additions (which unfunded net property additions totaled approximately $1,250 million at December 31, 1999), (ii) retirements of Class A Bonds (which retirement credits totaled $91.8 million at December 31, 1999), and (iii) cash on deposit with the Trustee.

       SCE&G has a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $715 million were available for such purpose at December 31, 1999). New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1999 the New Bond Ratio was 5.95.

       The following additional financing transactions have occurred since January 1, 1999:

o On March 9, 1999 SCE&G issued $100 million of First Mortgage Bonds having an annual interest rate of 6 1/8 percent and maturing on March 1, 2009. The proceeds from the sale of these bonds were used to reduce short-term debt.

o On June 29, 1999 SCANA issued $150 million one-year floating rate medium-term notes maturing on July 14, 2000. The interest rate on the notes is reset monthly and is based on a one-month LIBOR plus 35 basis points. The proceeds from these notes were used to reduce short-term bank debt.

o On July 15, 1999 SCANA paid at maturity all $43 million principal amount outstanding of its 7.17 percent medium-term notes.

o On October 8, 1999 SCANA paid at maturity all $30 million principal amount outstanding of its 6.6 percent medium-term notes.

o On November 1, 1999 SCANA's shelf registration statement filed with the SEC became effective, providing for the issuance of up to an additional $1 billion in medium-term notes.

o On December 1, 1999 SCANA signed a credit agreement with banks for a maximum of $300 million for a three-year term loan, all of which was drawn on February 10, 2000 to consummate SCANA's acquisition of PSNC.

o On February 8, 2000 the Company issued $400 million of two-year floating rate notes maturing February 8, 2002. The interest rate on the notes is reset quarterly based on a three-month LIBOR plus 50 basis points. The proceeds from these privately sold notes were used to consummate SCANA's acquisition of PSNC.

       Without the consent of at least a majority of the total voting power of SCE&G's preferred stock, SCE&G may not issue or assume any unsecured indebtedness if, after such issue or assumption, the total principal amount of all such unsecured indebtedness would exceed 10 percent of the aggregate principal amount of all of SCE&G's secured indebtedness and capital and surplus. However, no such consent is required to enter into agreements for payment of principal, interest and premium for securities issued for pollution control purposes.

       Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term debt. The FERC has authorized SCE&G to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of 12 months or less but not later than December 31, 2001. GENCO has not sought such authorization.

       At December 31, 1999 SCE&G had $285 million of authorized lines of credit which includes credit agreements for a maximum of $250 million to support the issuance of commercial paper. Unused lines of credit at December 31, 1999 totaled $285 million. SCE&G commercial paper outstanding at December 31, 1999 and December 31, 1998 was $143.1 million and $125.2 million, respectively. See Fuel Financing Agreements for a discussion of Fuel Company's credit agreement.

       SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without the consent of the preferred stockholders unless net earnings (as defined therein) for the 12 consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1999 the Preferred Stock Ratio was 1.79.

       PSNC has committed lines of credit with five commercial banks that vary in amount monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. These lines of credit range from a minimum of $55 million to a winter-period maximum of $75 million. PSNC also has total uncommitted lines of credit ranging from $70 million to $100 million.

       As a result of SCANA's acquisition of PSNC that was consummated on February 10, 2000, SCANA and PSNC shareholders received cash and shares of SCANA common stock. PSNC shareholders were paid $212 million in cash and 17,413,929 shares of SCANA common stock. SCANA shareholders were paid $488 million in cash and 87,316,120 shares of SCANA common stock. On September 17, 1999 an additional 4,000,000 shares of SCANA common stock were registered for sale under the SPSP. On September 9, 1999 an additional 3,000,000 shares of SCANA common stock were registered for sale under the Investor Plus Plan. During 1999, shares for the SPSP and the Investor Plus Plan were purchased on the open market.

       The Company's ratios of earnings to fixed charges (SEC method) were 2.98, 3.67, 3.64, 3.60 and 3.00 for the years ended December 31, 1999, 1998, 1997,
1996 and 1995, respectively. For SCE&G these ratios were 3.71, 4.40, 3.85, 3.80 and 3.41 for the same periods.

       The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future.

Fuel Financing Agreements

       SCE&G has assigned to Fuel Company all of its rights and interests in its various contracts relating to the acquisition and ownership of nuclear and fossil fuels. To finance nuclear and fossil fuels and sulfur dioxide emission allowances, Fuel Company issues, from time to time, commercial paper which is supported, up to $125 million, by a revolving credit agreement which expires December 19, 2000. This commercial paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by SCE&G. The full amount of the credit agreement was available at December 31, 1999. At December 31, 1999 commercial paper outstanding was approximately $70.2 million at a weighted average interest rate of 6.44 percent. (See Note 4 of Notes to Consolidated Financial Statements.)

ELECTRIC OPERATIONS

Electric Sales

         In 1999 residential sales of electricity accounted for 41% of electric sales revenues; commercial sales 30%; industrial sales 19%; sales for resale 4%; and all other 6%. The Company's KWH sales by classification for the years ended December 31, 1999 and 1998 are presented below:

                                                       Sales
                                                    KWH (Millions)
--------------------------------------------------------------------------------

                  CLASSIFICATION           1999          1998       % CHANGE
--------------------------------------------------------------------------------

Residential                               6,269          6,324        (1%)
Commercial                                5,950          5,899         1%
Industrial                                6,140          5,824         5%
Sales for resale                          1,189          1,125         6%
Other                                       518            536        (3%)
-------------------------------------------------- ------------------ ---------
Total Territorial                        20,066         19,708         2%
Negotiated Market  Sales Tariff           1,678          1,495        12%
================================================== =============================
Total                                    21,744         21,203         3%
================================================== =============================

         Sales for resale includes electricity furnished for resale to two municipalities and two electric cooperatives. One electric cooperative has notified SCE&G of its intent to terminate in the year 2000 its wholesale power contract with SCE&G and bid out its electric requirements. Sales under the Negotiated Market Sales Tariff during 1999 include sales to 32 investor-owned utilities and registered marketers, seven electric cooperatives, two municipalities and four federal/state electric agencies. During 1998, sales under the Negotiated Market Sales Tariff included sales to 34 investor-owned utilities, three electric cooperatives, one municipality and four federal/state electric agencies.

         The electric sales volume from residential sales decreased for 1999 primarily as a result of milder weather. During 1999 the Company recorded a net increase of 6,105 customers, increasing its total customers to 523,552. The all-time peak demand of 4,158 MW was set on August 18, 1999.

Electric Interconnections

         SCE&G purchases all of the electric generation of Williams Station, owned by GENCO, under a Unit Power Sales Agreement which has been approved by the FERC. Williams Station has a generating capacity of 580 MW.

         SCE&G's transmission system is part of the interconnected grid extending over a large part of the southern and eastern portions of the nation. SCE&G, Virginia Power Company, Duke Power Company, Carolina Power & Light Company, Yadkin, Incorporated and Santee Cooper are members of the Virginia-Carolinas Reliability Group, one of the several geographic divisions within the Southeastern Electric Reliability Council. This Council provides for coordinated planning for reliability among bulk power systems in the Southeast. SCE&G is also interconnected with Georgia Power Company, Savannah Electric & Power Company, Oglethorpe Power Corporation and the Southeastern Power Administration's Clark Hill Project.

Fuel Costs

         The following table sets forth the average cost of nuclear fuel and coal and the weighted average cost of all fuels (including oil and natural gas) used by the Company for the years 1997-1999.

                                      1999           1998             1997
                                      ----           ----             ----
Nuclear:
   Per million BTU                   $ .46           $ .46         $  .47
Coal:
SCE&G
   Per ton                          $39.37          $38.19          $38.22
   Per million BTU                    1.57            1.54            1.50
GENCO:
   Per ton                          $41.46          $41.67          $44.49
   Per million BTU                    1.61            1.61            1.63
Weighted Average Cost of All Fuels:
   Per million BTU                 $  1.50         $  1.49         $  1.52

Fuel Supply

         The following table shows the sources and approximate percentages of the Company's total KWH generation by each category of fuel for the years 1997-1999 and the estimates for 2000 and 2001.

                         Percent of Total KWH Generated
                   ------------------------------------------------------------
                        Estimated                      Actual
                   ---------------------   ------------------------------------
                      2001        2000       1999      1998        1997
                      ----        ----       ----      ----        ----

Coal                   70%        73%         73%        69%         71%
Nuclear                24         21          22         25          24
Hydro                    5         5           4          5           5
Natural Gas & Oil        1         1           1          1           -
                     ------    -----       -----      -----       -----
                       100%      100%        100%       100%        100%
                       ===       ===         ===        ===         ===

         Coal is used at all five of SCE&G's fossil fuel-fired plants and GENCO's Williams Station. Unit train deliveries are used at all of these plants and truck deliveries are used at three of these plants. On December 31, 1999 SCE&G had approximately a 59-day supply of coal in inventory and GENCO had approximately a 52-day supply.

         Coal is obtained through contracts and purchases on the spot market. Spot market purchases are expected to continue for coal requirements in excess of those provided by SCANA's existing contracts. Contracts for the purchase of coal represent approximately 75-80 percent of expected requirements for 2000.

         Contract coal is purchased from 11 suppliers located in eastern Kentucky, Tennessee, southwest Virginia and West Virginia. Contract commitments, which expire at various times from 2000 through 2008, approximate 5.3 million tons annually. Sulfur restrictions on the contract coal range from 0.75 percent to 2 percent.

         The Company believes that SCE&G's and GENCO's operations are in compliance with all existing regulations relating to the discharge of sulfur dioxide and nitrogen oxides. The Company is unaware that any more stringent sulfur content requirements for existing plants are contemplated at the state level by DHEC.

         SCE&G has adequate supplies of uranium or enriched uranium product under contract to manufacture nuclear fuel for Summer Station through 2005. The following table summarizes all contract commitments for the stages of nuclear fuel assemblies:

                                                         Remaining  Expiration
Commitment                Contractor                     Regions(1)    Date

Enrichment     United States Enrichment Corporation (2)      15-18      2005
Fabrication    Westinghouse Electric Corporation             15-21      2009

     (1) A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region 15 will be loaded in 2000.

(2) Contract provisions for the delivery of enriched uranium product encompass supply, conversion and enrichment services.

         SCE&G has on-site spent nuclear fuel storage capability until at least 2006 and expects to be able to expand its storage capacity to accommodate the spent fuel output for the life of the plant through spent fuel pool reracking, dry cask storage or other technology as it becomes available. In addition, there is sufficient on-site storage capacity over the life of Summer Station to permit storage of the entire reactor core in the event that complete unloading should become desirable or necessary for any reason. (See Nuclear Fuel Disposal under Environmental Matters for information regarding the contract with the DOE for disposal of spent fuel.)

         Summer Station will conduct a refueling outage in October 2000 that is expected to last approximately 30 days.

Decommissioning

         For information  regarding the  decommissioning of Summer Station,  see
Note 1H, Nuclear Decommissioning, of the Notes to Consolidated Financial Statements appearing in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for SCANA and SCE&G.

         GAS OPERATIONS

Gas Sales - Regulated

         In 1999 the Company's residential sales accounted for 24% of gas sales revenues; commercial sales 18%; industrial sales 46%; sales for resale 12%. During the same period, SCE&G's residential sales accounted for 42% of gas sales revenues; commercial sales 32%; industrial sales 26%. Dekatherm sales by classification for the years ended December 31, 1999 and 1998 are presented below:

                                          Sales
                                     Dekatherms (000)
--------------------------------------------------------------------------------
                             SCANA                       SCE&G
CLASSIFICATION          1999      1998    % Change    1999    1998     % Change
--------------------------------------------------------------------------------

Residential            11,823     11,917   (0.8%)    11,823   11,917     (0.8%)
Commercial             11,781     11,383    3.5%     11,699   11,294      3.6%
Industrial             61,192     61,251   (0.1%)    17,958   17,314      3.7%
Sales for Resale       15,947     15,744    1.3%         -        -         -
Transportation gas      4,227      4,435  (4.7%)     1,975     2,004    (1.4%)
--------------------------------------------------------------------------------
       Total         104,970    104,730     0.2%    43,455    42,529      2.2%
================================================================================

         The Company's and SCE&G's gas sales volume increased for 1999 primarily as a result of customer growth and customer expansion. During 1999 the Company recorded a net increase of 3,404 customers, increasing its total customers to 260,362. SCE&G recorded a net increase of 3,404 gas customers, increasing its total customers to 260,246.

         The demand for gas is affected by the weather, the price relationship between gas and alternate fuels and other factors.

         Pipeline Corporation has been successful in purchasing lower cost natural gas in the spot market and arranging for its transportation to South Carolina. Pipeline Corporation has also negotiated contracts with certain direct and indirect industrial customers for the transportation of natural gas that the industrial customers purchase directly from suppliers.

         Pipeline Corporation, operating wholly within the State of South Carolina, provides natural gas utility service, including transportation services, for its customers, and supplies natural gas to SCE&G and other wholesale purchasers. Energy Marketing acquires and sells natural gas in regulated and deregulated markets. Energy Marketing has not supplied natural gas to any affiliate for use in providing regulated gas utility services.

Gas Cost and Supply

         Pipeline Corporation purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a gas inventory charge. The gas is brought to South Carolina through transportation agreements with Southern Natural (expiring in 2003) and Transco (expiring in 2008 and
2017). The daily volume of gas that Pipeline Corporation is entitled to transport under these contracts on a firm basis is 188 MMCF from Southern Natural and 105 MMCF from Transco. Additional natural gas volumes are brought to Pipeline Corporation's system as capacity is available for interruptible transportation. SCE&G, under contract with Pipeline Corporation, is entitled to receive a daily contract demand of 266,495 dekatherms. The contract allows SCE&G to receive amounts in excess of this demand based on availability.

         During 1999 Pipeline Corporation's average cost per MCF of natural gas purchased for resale, excluding firm service demand charges, was $2.54 compared to $2.39 during 1998. SCE&G's average cost per MCF was $3.73 and $3.67 during 1999 and 1998, respectively.

         Pipeline Corporation has engaged in hedging activities on the New York Mercantile Exchange (NYMEX) of its gas supply pursuant to a limited program authorized and monitored by the PSC. Any gains or losses associated with that hedging activity are accounted for in Pipeline Corporation's purchased gas adjustment clause and, therefore, have no impact on net income.

         To meet the requirements of its high priority natural gas customers during periods of maximum demand, Pipeline Corporation supplements its supplies of natural gas from two LNG plants. The LNG plants are capable of storing the liquefied equivalent of 1,880 MMCF of natural gas, of which approximately 1,178 MMCF were in storage at December 31, 1999. On peak days the LNG plants can regasify up to 150 MMCF per day. Additionally, Pipeline Corporation had contracted for 6,447 MMCF of natural gas storage space of which 5,012 MMCF were in storage on December 31, 1999.

         The  Company   believes  that  supplies  under  contract  and  supplies
available for spot market purchase are adequate to meet existing customer demands and to accommodate growth.

Curtailment Plans

         The PSC has established allocation priorities applicable to firm and interruptible capacities on Pipeline Corporation. The curtailment plan priorities of Pipeline Corporation apply to the resale distribution customers of Pipeline Corporation, including SCE&G.

Gas Marketing - Nonregulated

         Energy Marketing markets natural gas and provides energy-related risk management services to producers and consumers, including the deregulated Georgia marketplace. In 1996, the FERC approved Energy Marketing's application to become a power marketer, allowing Energy Marketing to buy and sell large blocks of electric capacity in wholesale markets.

Propane Operations

         On November 10, 1999 substantially all of the assets of SCANA Propane Gas, Inc., SCANA Propane Storage, Inc. and C & T Pipeline, LLC (a wholly owned subsidiary of Pipeline Corporation) were sold.

REGULATION

General

         SCANA became a registered public utility holding company under PUHCA on February 10, 2000, concurrent with completion of its merger with PSNC. SCANA and its subsidiaries are subject to the jurisdiction of the SEC as to financings, acquisitions and diversifications, affiliate transactions and other matters.

         SCE&G is subject to the jurisdiction of the PSC as to retail electric, gas and transit rates, service, accounting, issuance of securities (other than short-term promissory notes) and other matters.

         Pipeline Corporation is subject to the jurisdiction of the PSC as to gas rates, service, accounting and other matters.

     PSNC is subject to the jurisdiction of the NCUC as to gas rates, issuance of securities, (other than notes with a maturity of two years or less or renewals of notes over a six-year or shorter period), service, accounting and other matters. Federal Energy Regulatory Commission

         SCE&G and GENCO are subject to regulation under the Federal Power Act, administered by the FERC and the DOE, in the transmission of electric energy in interstate commerce and in the sale of electric energy at wholesale for resale, as well as with respect to licensed hydroelectric projects and certain other matters, including accounting and the issuance of short-term promissory notes. (See Capital Requirements and Financing Program.)

         SCE&G holds licenses under the Federal Water Power Act or the Federal Power Act with respect to all of its hydroelectric projects. The expiration dates of the licenses covering the projects are as follows:

           Project                               License Expiration

           Neal Shoals                                 2036
           Stevens Creek                               2025
           Columbia                                    2000
           Saluda                                      2007
           Parr Shoals                                 2020
           Fairfield Pumped Storage                    2020


         The current license for Columbia expires on June 30, 2000. SCE&G filed an application for a new license for Columbia on June 30, 1998. The application was officially accepted for filing by FERC notice dated December 23, 1999.

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

         In May 1996 the FERC approved SCE&G's application establishing open access transmission tariffs and requesting authorization to sell bulk power to wholesale customers at market-based rates.

Nuclear Regulatory Commission

         SCE&G is subject to regulation by the NRC with respect to the ownership and operation of Summer Station. The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. In addition, the Federal Emergency Management Agency is responsible for the review, in conjunction with the NRC, of certain aspects of emergency planning relating to the operation of nuclear plants.

         In 1998 the NRC completed the Systematic Assessment of Licensee Performance (SALP) for Summer Station. The SALP assesses the four functional areas of plant operations, maintenance, engineering and plant support. In 1998 Summer Station received a superior rating (the NRC's highest rating) in each of the four functional areas. In addition, Summer Station has received a category one rating from the Institute of Nuclear Power Operations (INPO) in seven out of the last eight evaluations. The category one rating is the highest given by INPO for a nuclear plant's overall operations.

National Energy Policy Act of 1992 and FERC Orders 636 and 888

         The Company's regulated business operations were impacted by the NEPA and FERC Orders No. 636 and 888. NEPA was designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. See the Competition section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G for a discussion of FERC Order 888. Order No. 636 was intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it continues to be able to meet successfully the challenges of these altered business climates and does not anticipate there will be any material adverse impact on the results of operations, cash flows, financial position or business prospects.

RATE MATTERS

         For a discussion of the impact of various rate matters, see Regulatory Matters in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

Fuel Cost Recovery Procedures

         The PSC has established a fuel cost recovery procedure which determines the fuel component in SCE&G's retail electric base rates annually based on projected fuel costs for the ensuing 12-month period, adjusted for any overcollection or undercollection from the preceding 12-month period. SCE&G has the right to request a formal proceeding at any time should circumstances dictate such a review. In the April 1999 annual review of the fuel cost component of electric rates, the PSC increased the rate to 13.37 mills per KWH.

         SCE&G's gas rate schedules and contracts include mechanisms that allow it to recover from its customers changes in the actual cost of gas. SCE&G's firm gas rates allow for the recovery of a fixed cost of gas, based on projections, as established by the PSC in annual gas cost and gas purchase practice hearings. Any differences between actual and projected gas costs are deferred and included when projecting gas costs during the next annual gas cost recovery hearing. In the October 1999 review the PSC increased the base cost of gas to 54.334 cents per therm.

ENVIRONMENTAL MATTERS

General

         Federal and state authorities have imposed environmental regulations and standards relating primarily to air emissions, wastewater discharges and solid, toxic and hazardous waste management. Developments in these areas may require that equipment and facilities be modified, supplemented or replaced. The ultimate effect of these regulations and standards upon existing and proposed operations cannot be forecast. For a more complete discussion of how these regulations and standards impact the Company and SCE&G, see the Environmental Matters section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

Capital Expenditures

     In the years 1997 through 1999, the Company's capital expenditures for environmental control amounted to approximately $103.7 million (including approximately $94.6 million for SCE&G). This was in addition to expenditures included in "Other operation" and "Maintenance" expenses, which were approximately $18.2 million, $18.8 million, and $17.1 million during 1999, 1998 and 1997, respectively (including approximately $15.0 million, $16.2 million and $15.3 million for SCE&G during 1999, 1998 and 1997, respectively). It is not possible to estimate all future costs for environmental purposes, but forecasts for capitalized expenditures for the Company are $4.9 million for 2000 and $118.5 million for the four-year period 2001 through 2004 (including $4.4 million for 2000 and $63.2 million for the four-year period 2001 through 2004 for SCE&G). These expenditures are included in the Company's and SCE&G's construction program.


     The EPA has issued rules on regional ozone control which require revised State Implementation Plans for 22 eastern and midwestern states and the District of Columbia. These rules are being challenged in court by various states and industry and other interests, including the State of South Carolina. The outcomes of the court and future regulatory proceedings are uncertain. The Company may incur up to $50 million for additional capital improvements in addition to those already forecasted in the preceding paragraph. These additional costs, if incured, would all be for SCE&G facilities.

Nuclear Fuel Disposal

         The Nuclear Waste Policy Act of 1982 required that the United States government make available by 1998 a permanent repository for high-level radioactive waste and spent nuclear fuel and imposes a fee of 1.0 mil per KWH of net nuclear generation after April 7, 1983. Payments, which began in 1983, are subject to change and will extend through the operating life of SCE&G's Summer Station. SCE&G entered into a contract with the DOE on June 29, 1983 providing for permanent disposal of its spent nuclear fuel by the DOE. The DOE presently estimates that the permanent storage facility will not be available until 2010. SCE&G has on-site spent nuclear fuel storage capability until at least 2006 and expects to be able to expand its storage capacity to accommodate the spent nuclear fuel output for the life of the plant through spent fuel pool reracking, dry cask storage or other technology as it becomes available. The Act also imposes on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available.

OTHER MATTERS

         With regard to SCE&G's insurance coverage for Summer Station, reference is made to Note 10Bof the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

         On November 10, 1999 substantially all of the assets of SCANA Propane Gas, Inc., SCANA Propane Storage, Inc., and C&T Pipeline, LLC (a wholly owned subsidiary of Pipeline Corporation) were sold for approximately $94.5 million. The resulting after-tax gain of $29.9 million was recorded in "Other Income." Proceeds from the sale were used to reduce short-term debt.

         For a description of the Company's investments in various telecommunications companies, see Other in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA.

        For a discussion of the results of measures taken to address the Year 2000 issue, see Other Matters in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

ITEM 2. PROPERTIES

         SCANA owns no significant property other than the capital stock of each of its subsidiaries. It holds, directly or indirectly, all of the capital stock of each of its subsidiaries except for the preferred stock of SCE&G, the preferred securities of SCE&G Trust I and 30% of an indirect subsidiary. It also has investments in two LLC's: one has built and operates a cogeneration facility in Charleston, South Carolina and the other has constructed and operates a lime production facility in Charleston, South Carolina.

         SCE&G's bond indentures, securing the First and Refunding Mortgage Bonds and First Mortgage Bonds issued thereunder, constitute direct mortgage liens on substantially all of its property. GENCO's Williams Station is subject to a first mortgage lien.

         For a brief description of the properties of the Company's other subsidiaries, which are not significant as defined in Rule 1-02 of Regulation S-X, see Item 1, BUSINESS-SEGMENTS OF BUSINESS-Nonregulated Businesses.

ELECTRIC

     Information on electric generating facilities, all of which are owned by SCE&G except as noted, is as follows:


                                                              Net Generating
                Present                             Year        Capacity
Facility    Fuel Capability    Location          In-Service (Summer Rating) (KW)

Steam
Urquhart         Coal/Gas   Beech Island, SC         1953        250,000
McMeekin         Coal/Gas   Irmo, SC                 1958        252,000
Canadys          Coal/Gas   Canadys, SC              1962        415,000
Wateree          Coal       Eastover, SC             1970        700,000
Williams  (1)    Coal       Goose Creek, SC          1973        600,000
Summer    (2)    Nuclear    Parr, SC                 1984        635,000
D-Area    (3)    Coal       DOE Savannah River
                              Site, SC               1995         38,000
Cope             Coal       Cope, SC                 1996        410,000
Westvaco           *        Charleston, SC           1999         55,000

Gas Turbines
Burton           Gas/Oil    Burton, SC               1961         28,500
Faber Place      Gas        Charleston, SC           1961          9,500
Hardeeville      Oil        Hardeeville, SC          1968         14,000
Urquhart         Gas/Oil    Beech Island, SC         1969         38,000
Coit             Gas/Oil    Columbia, SC             1969         30,000
Parr             Gas/Oil    Parr, SC                 1970         60,000
Williams         Gas/Oil    Goose Creek, SC          1972         49,000
Hagood           Gas/Oil    Charleston, SC           1991         95,000
Urquhart #4      Gas/Oil    Beech Island, SC         1999         48,000

Hydro
Neal Shoals                 Carlisle, SC             1905          5,000
Parr Shoals                 Parr, SC                 1914         14,000
Stevens Creek               Martinez, GA             1914          9,000
Columbia                    Columbia, SC             1927         10,000
Saluda                      Irmo, SC                 1930        206,000

Pumped Storage
Fairfield                   Parr, SC                 1978        512,000
                                                                --------
                                                               4,483,000

(1)      The steam unit at Williams Station is owned by GENCO.
(2)      Represents SCE&G's two-thirds portion of the Summer Station.
(3) This plant is leased from the DOE and is dedicated to DOE's Savannah River Site steam needs. "Net Generating Capability" for this plant is expected average hourly output. The lease expires on October 1, 2005.

     * SCE&G receives shaft horse power from Cogen South, LLC to operate its generator. Cogen South, LLC is owned 50 percent by SCANA and 50 percent by Westvaco.

         SCE&G owns 447 substations having an aggregate transformer capacity of 22,360,586 KVA. The transmission system consists of 3,164 miles of lines and the distribution system consists of 16,571 pole miles of overhead lines and 3,771 trench miles of underground lines.

GAS

Natural Gas

         SCE&G's  gas  system   consists  of   approximately   12,300  miles  of
distribution mains and related service facilities.

         Pipeline Corporation's gas system consists of approximately 1,919 miles of transmission pipeline of up to 24 inches in diameter which connect its resale customers' distribution systems with transmission systems of Southern Natural and Transco.

         Pipeline Corporation owns two LNG plants, one located near Charleston, South Carolina and the other in Salley, South Carolina. The Charleston facility can liquefy up to 6 MMCF per day and store the liquefied equivalent of 980 MMCF of natural gas. The Salley facility can store the liquefied equivalent of 900 MMCF of natural gas and has no liquefying capabilities. On peak days, the Charleston facility can regasify up to 60 MMCF per day and the Salley facility can regasify up to 90 MMCF.

         PSNC's gas system consists of approximately 761 miles of transmission pipeline of up to 24 inches in diameter that connect its distribution systems with Transco. PSNC's distribution system consists of approximately 6,857 miles of distribution mains and related service facilities. PSNC also owns, through a wholly owned subsidiary, 33.21% of Cardinal Pipeline Company, LLC, which owns a 105-mile transmission pipeline.

Propane

         SCE&G has propane air peak shaving facilities which can supplement the supply of natural gas by gasifying propane to yield the equivalent of 73 MMCF per day. These facilities can store the equivalent of 430 MMCF of natural gas.

TRANSIT

         SCE&G owns 49 motor coaches used in the operation of the Columbia transit system. The Columbia system is comprised of 17 routes covering 177 miles. SCE&G intends to dispose of its investment in the Columbia transit system within two years. Management is uncertain as to what the costs associated with the disposition of the transit system will be.

ITEM 3.  LEGAL PROCEEDINGS

         For information regarding legal proceedings, see Item 1, BUSINESS RATE MATTERS, Environmental Matters in the Liquidity and Capital Resources section of
Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, and Note 10 of Notes to Consolidated Financial Statements appearing in Item 8., FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

CORPORATE STRUCTURE

                                SCANA CORPORATION
                                A holding  company,  owning the  direct,  wholly
owned subsidiaries listed below

SOUTH CAROLINA ELECTRIC &              SCANA COMMUNICATIONS, INC.
--------------------------             --------------------------
GAS COMPANY                            Provides fiber optic telecommunications
-----------                            in South  Carolina, a public safety radio
Generates and sells electricity        communications network, tower
and gas to wholesale and retail        construction, management and rental
customers, sells  and transports       services for  wireles  providers  and
natural gas at retail and              invests in telecommunications companies.
provides public transit service
in  Columbia.

SOUTH CAROLINA GENERATING              SCANA ENERGY MARKETING, INC.
COMPANY, INC.                          Markets electricity, natural gas and
Owns and operates Williams Station     other light hydrocarbons primarily in
and sells electricity to SCE&G.        the southeast.  Markets natural gas in
                                       Georgia's deregulated natural gas
SOUTH CAROLINA FUEL                    market.  Provides energy-related risk
COMPANY, INC.                          management services to producers and
Acquires, owns and provides            customers.
financing for SCE&G's nuclear fuel,
fossil fuel and sulfur dioxide
emission allowances.                   SERVICECARE, INC.
                                       Provides energy-related products,
SOUTH CAROLINA PIPELINE                service contracts on home appliances
CORPORATION                            and home security services.
Purchases, sells and transports
natural gas to wholesale and direct    PRIMESOUTH, INC.
industrial customers.  Owns and        Engages in power plant management and
operates two LNG plants for the        maintenance services.
liquefactin, storage and
regasification of natural gas.
                                       SCANA RESOURCES, INC.
PUBLIC SERVICE COMPANY OF              Conducts energy-related businesses and
-------------------------              services.
NORTH CAROLINA
--------------                          SCANA SERVICES, INC.
Purchases, sells and transports         Provides administrative, management
natural gas to retail customers,        and other services to the subsidiaries
markets natural gas, refuels natural    and business units within SCANA
gas vehicles and refuels natural gas    Corporation.
vehicles and converts gasoline-fueled
vehicles to natural gas.



     Each of the above listed companies is organized and incorporated under the laws of the State of South Carolina.

                     EXECUTIVE OFFICERS OF SCANA CORPORATION

     The executive officers are elected at the annual organizational meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organizational meeting, unless a resignation is submitted, or unless the Board of Directors shall otherwise determine.

                                 Positions Held During
     Name            Age            Past Five Years                    Dates

W. B. Timmerman     53         Chairman of the Board and
                                 Chief Executive Officer           1997-present
                               Chief Operating Officer             1996-1997
                                 President                         1995-present
                               President, SCI                      1996-1997
                               Executive Vice President            *-1995
                               Chief Financial Officer
                                 and Controller                    *-1996

J. L. Skolds         49        President and Chief
                                 Operating Officer, SCE&G          1996-present
                               Senior Vice President -
                                 Generation, SCE&G                 *-1996
                               Senior Vice President -
                                 Nuclear Operations, SCE&G         *-1995

C. E. Zeigler       53         President and Chief Operating
                                 Officer of PSNC                   2000-present
                               Chairman, President and Chief
                                 Executive Officer of PSNC         *-2000

A. H. Gibbes        53         President, Pipeline Corporation     1996-present
                               Senior Vice President and
                                 General Counsel                   *-1996
                               President and Treasurer,
                                 SCANA Development Corp.           *-present

K. B. Marsh         44         Senior Vice President - Finance,
                                 Chief Financial Officer
                                 and Controller                    1998-present
                               Vice President - Finance,
                                 Chief Financial Officer
                                 and Controller                    1996-1998
                               Vice President - Finance,
                                 Treasurer and Secretary           *-1996

H. T. Arthur       54         Senior Vice President and
                                General Counsel                    1998-present
                              Vice President and General Counsel   1996-1998
                              Vice President and General
                                Counsel, Pipeline Corporation      *-1996

A. M. Milligan     40         Senior Vice President - Marketing    1998-present
                              Director of Consumer Credit Marketing,
                                 Barnett Bank, N. A., FL           1996-1998
                              Senior Vice President - Marketing,
                                 Barnett Card Services, FL         *-1996

G. J. Bullwinkel   51         Senior Vice President, Governmental
                                Affairs and Economic Development   1999-present
                              President, SCI                       1997-present
                              Senior Vice President - Retail
                                Electric, SCE&G                    1995-1999


* Indicates position held at least since March 1, 1995.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION - SCANA Corporation
---------------- ---------------------------- ---------------------------------------------
                                1999                                       1998
---------------- ----------------- --------------------------------------------- -- --------
                 4th Qtr.  3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr. 3rd Qtr. 2nd Qtr. 1st Qtr.
---------------- --------- ------------------- ------------------------------------ --------

Price Range: (a)
    High         28 5/16   25 11/16   26 15/16   32 9/16    37 1/4    33 7/8   31 3/8   31
    Low          23 5/8    22 13/16   21 1/8     21 9/16    31 5/16   28 1/2   28       27 7/8
---------------- --------- ------------------- ------------------------------------ --------
(a)  As reported on the New York Stockxchange Composite Listing.


  Dividends Per Share:

              1999      Amount       Date Declared           Date Paid
              ----      ------       -------------           ---------
  First Quarter         .3850        March 9, 1999         April 1, 1999
  Second Quarter        .3850        June 9, 1999           July 1, 1999
  Third Quarter         .2750        September 10, 1999     October 1, 1999
  Fourth Quarter        .2750        December 10, 1999      January 1, 2000



              1998      Amount       Date Declared           Date Paid
              ----      ------       -------------           ---------
  First Quarter         .3850        February 17, 1998       April 1, 1998
  Second Quarter        .3850        April 23, 1998          July 1, 1998
  Third Quarter         .3850        August 19, 1998         October 1, 1998
  Fourth Quarter        .3850        October 20, 1998        January 1, 1999


                                                       December 31,
                                           -------------------------------------
                                              1999               1998
                                              ----               ----
Number of common shares outstanding          103,572,623        103,572,623
Number of common stockholders of record           25,369             30,983


The principal market for SCANA common stock is the New York Stock Exchange. The ticker symbol used is SCG. The corporate name SCANA is used in newspaper stock listings.

The total number of shares of SCANA common stock outstanding at February 29, 2000 was 104,730,049. The number of common stockholders of record at February 29, 2000 was 16,215.

     All of SCE&G's common stock is owned by SCANA and has no market. During 1999 and 1998 SCE&G paid $122.4 million and $167.3 million, respectively, in cash dividends to SCANA.

SECURITIES RATINGS (As of February 29, 2000)

           SCANA CORPORATION                                           SOUTH CAROLINA ELECTRIC & GAS COMPANY
--------------------------------  -------------------------------------------------------------------------------
        Rating     Medium-Term     First Mortgage First and Refunding  Preferred  Trust Preferred  Commercial
        Agency        Notes             Bonds       Mortgage Bonds       Stock      Securities        Paper
        ------        -----             -----       --------------       -----      ----------        -----

Duff & Phelps          A-                   A+                 A+           A               A            D-1
Moody's                A3                   A1                 A1           a2              a2           P-1
Standard  & Poors      A-                   A                  A          BBB+            BBB+           A-1
--------------------------------  -------------------------------------------------------------------------------


Further reference is made to Note 5 of the Notes to Consolidated Financial Statements appearing in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for SCANA and SCE&G.

       Between January 1, 1997 and December 31, 1999 67,532 shares of SCANA's no par value common stock ("Common Stock") were purchased in open market transactions by SunTrust Bank as Trustee of the SCANA Propane Gas, Inc. (SPG) Profit Sharing and 401(K) Plan and Trust (the "Plan"). These shares were not registered under the Securities Act of 1933, as amended. These shares were purchased for the accounts of those employees of SPG and certain other affiliates (Participating Employers) that participated in the Plan. Under the terms of the Plan, employees could contribute up to 10 percent of their "eligible earnings" to the Plan. For each dollar the employee contributed, the Participating Employer matched it with 50 cents up to 4 percent of the employee's eligible earnings. Prior to January 1, 1999 the Plan required that the employee's eligible earnings that were matched, along with the matching funds provided by the Participating Employers be invested in SCANA's common stock. Beginning January 1, 1999 only the matching funds were required to be invested in SCANA's common stock. All other contributions could be invested in a variety of securities, including SCANA's common stock, at the employees' discretion. The Plan was discontinued on November 10, 1999, concurrent with the sale of substantially all of the assets of SPG. Although the matter is not free from doubt, the Company believes that the open market purchase of shares by the Trustee might be deemed to be an offer or sale of securities subject to the registration requirements of the Securities Act of 1933, as amended.

       The Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 1999 approximately $29.7 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock of SCE&G.


ITEM 6.  SELECTED FINANCIAL DATA

SCANA SELECTED FINANCIAL DATA
-----------------------------------------------------------------------------------------------------
For the Years Ended December 31,        1999          1998          1997       1996          1995
-----------------------------------------------------------------------------------------------------
                                        (Millions of dollars, except statistics and per share
amounts)
Statement of Income Data
  Operating Revenues                    $1,650       $1,632        $1,523      $1,513        $1,353
  Operating Income                         310          345           314         314           288
  Other Income                              22           13            38          29             8
  Net Income                               179          223           221         215           168

Balance Sheet Data
  Utility Plant, Net                    $3,851       $3,787        $3,648        $3,529      $3,469
  Total Assets                           6,011       5,281         4,932          4,759       4,534

  Capitalization:
    Common equity                        2,099        1,746         1,788         1,684       1,555
    Preferred Stock (Not subject to
       purchase or sinking fund)           106          106           106            26          26
    Preferred Stock, net (Subject to
       purchase or sinking fund)            11           11            12            43          46
    SCE&G - obligated  mandatorily
      redeemable  preferred securities
      of SCE&G's subsidiary, SCE&G Trust
      I, holding solely $50 million
      principal amount of 7.55% Junior
      Subordinated Debentures of SCE&G,
      due 2027                              50           50            50            -             -
    Long-term debt, net                  1,563        1,623         1,566        1,581         1,589
---------------------   -
  Total Capitalization                  $3,829       $3,536        $3,522        $3,334       $3,216
==============================================================================================================
  Common Stock Data
  Weighted Average Number of Common
    Shares Outstanding (Millions)        103.6        105.3         107.1         105.1         99.0
  Earnings Per Weighted Average Share
    of Common Stock                      $1.73        $2.12         $2.06         $2.05        $1.70
  Dividends Declared Per Share of
    Common Stock                         $1.32        $1.54         $1.51         $1.47        $1.44
  Common Shares Outstanding (Year-End)
    (Millions)                           103.6        103.6         107.3         106.1        103.6
  Book Value Per Share of Common Stock
    (Year-End)                          $20.26       $16.86        $16.66        $15.86       $15.00
  Number of Common Shareholders
     of Record                          25,369       30,983        33,395        36,178       38,231
Other Statistics
  Electric:
    Customers (Year-End)               523,552      517,447       503,905       493,320      484,354
     Total sales (Million KWH)          21,774       21,203        18,852        18,905       17,779
    Residential:
      Average annual use per customer
        (KWH)                           14,011       14,481        13,214        14,149       13,859
      Average annual rate per KWH       $.0787       $.0801        $.0799        $.0785       $.0747
    Generating capability - Net MW
      (Year-End)                         4,483        4,387         4,350         4,316        4,282
    Territorial peak demand - Net MW     4,158        3,935         3,734         3,698        3,683
  Regulated Gas:
    Customers (Year-End)               260,362      256,957       252,701       248,681      243,523
    Sales, excluding transportation
      (Thousand Therm                1,012,890    1,002,952       945,289       893,170      877,728
    Residential:
      Average annual use per customer
       (Therms)                           507          521           531            639          570
      Average annual rate per therm      $.86         $.86          $.86           $.74         $.82
  Nonregulated Gas:
    Retail customers (Year-End)        430,950       78,091            -              -            -
    Firm customer deliveries
      (Thousand Therms)                229,660        4,692            -              -            -
    Interruptible customer deliveries
       (Thousand Therms)               618,551    2,167,931            -              -            -




SCE&G SELECTED FINANCIAL DATA

For the Years Ended December 31,                        1999          1998         1997           1996         1995
-------------------------------------------------------------------------------------------------------------------
                                                                (Millions of dollars, except statistics)

Statement of Income Data
  Operating Revenues                                  $1,467        $1,451       $1,338         $1,345       $1,211
  Operating Income                                       283           312          282            286          256
  Other Income                                            12            13            9              4            9
  Net Income                                             189           227          195            190          169
  Earnings Available for Common Stock                    182           219          186            185          163

Balance Sheet Data
  Utility Plant, Net                                  $3,500        $3,432       $3,310         $3,197       $3,158
  Total Assets                                         4,404         4,246        4,054          3,959        3,802

  Capitalization:
    Common equity                                      1,558         1,499        1,447          1,413        1,315
    Preferred Stock (Not subject
      to purchase or sinking funds)                      106           106          106             26           26
    Preferred Stock, Net (Subject to
      purchase or sinking funds)                          11            11           12             43           46
    Company -  Obligated  mandatorily  redeemable  preferred  securities  of the
      Company's  Subsidiary  Trust,  SCE&G Trust I, holding  solely $50 million, principal  amount  of  7.55%  of  Junior  Subordinated  Debentures  of the
      Company,
      due 2027                                            50            50           50             -            -
    Long-term debt, net                                1,121         1,206        1,262          1,277        1,279
-------------------------------------------------------------------------------------------------------------------
  Total Capitalization                                $2,846        $2,872       $2,877         $2,759       $2,666
===================================================================================================================
Other Statistics
  Electric:
    Customers (Year-End)                             523,581       517,472      503,930        493,346      484,381
     Total sales (Million KWH)                        21,746        21,204       18,853         18,907       17,781
    Residential:
      Average annual use per customer (KWH)           14,011        14,481       13,214         14,149       13,859
      Average annual rate per KWH                     $.0787        $.0801       $.0799         $.0785       $.0747
    Generating capability - Net MW (Year-End)          3,883         3,807        3,790          3,756        3,722
    Territorial peak demand - Net MW                   4,158         3,935        3,734          3,698        3,683
  Gas:
    Customers (Year-End)                             260,246       256,842      252,587        248,496      242,342
    Sales, excluding transportation
      (Thousand Therms)                              414,780       405,249      381,726        387,328      357,601
    Residential:
      Average annual use per customer (Therms)           507           521          531            639          570
      Average annual rate per therm                     $.86          $.86         $.86           $.74         $.82
-------------------------------------------------------------------------------------------------------------------



                                SCANA CORPORATION

                                FINANCIAL SECTION

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

        Statements included in this discussion and analysis (or elsewhere in this annual report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy in areas served by SCANA's subsidiaries,
(4) the impact of competition from other energy suppliers, (5) the management of the Company's operations, (6) growth opportunities for the Company's regulated and diversified subsidiaries, (7) the results of financing efforts, (8) changes in the Company's accounting policies, (9) weather conditions in areas served by the Company's subsidiaries, (10) performance of the telecommunications companies in which the Company has made significant investments, (11) inflation, (12) changes in environmental regulations and (13) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the SEC. The Company disclaims any obligation to update any forward-looking statements.

COMPETITION

        The electric utility industry continues a major transition that is resulting in expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, future prices of electricity, and the regulatory actions which may be taken by the PSC, the NCUC, the FERC and the SEC in response to the changing environment cannot be predicted. However, the FERC, in issuing Order 888 in April 1996, accelerated competition among electric utilities by providing for open access to wholesale transmission service. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately two percent of SCE&G's electric revenues is under FERC jurisdiction for the purpose of setting rates for wholesale service. Legislation is pending in South Carolina that would deregulate the state's retail electric market and enable customers to choose their supplier of electricity. The Company is not able to predict whether the legislation will be enacted and, if it is, the conditions it will impose on utilities that currently operate in the state and future market participants.

        The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, one of SCANA's wholly owned subsidiaries, SCANA Energy Marketing (Energy Marketing), is aggressively marketing natural gas to residential and commercial customers in Georgia's newly deregulated natural gas market. Management believes that successfully competing in the Georgia market will provide necessary experience and potential market share for a deregulated electric industry. In addition, SCANA's electric and gas utility, SCE&G, has undertaken a variety of initiatives, including the accelerated recovery of its electric regulatory assets. SCE&G has established open access transmission tariffs and is selling bulk power to wholesale customers at market-based rates. A significant new management information system was implemented in 1998, and a new customer information and billing system was implemented in 1999. Marketing of services to commercial and industrial customers has increased significantly. SCE&G has obtained long term power supply contracts with a significant portion of its industrial customers. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the evolving operating environment.

        Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $201 million and $64 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $131 million and $48 million, respectively, on its balance sheet at December 31, 1999.

        The Company's generation assets are exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, the Company could be required to write down its investment in these assets. The Company cannot predict whether any write-downs will be necessary and, if they are, the extent to which they would adversely affect the Company's results of operations in the period in which they would be recorded. As of December 31, 1999, the Company's net investment in fossil/hydroelectric generation and nuclear generation assets was $1,267.5 million and $602.3 million, respectively.

North Carolina Gas Market

         On February 10, 2000 SCANA completed its acquisition of Public Service Company of North Carolina, Inc. (PSNC) in a transaction valued at approximately $900 million, including the assumption of debt. The transaction is being accounted for as a purchase. PSNC will be operated as a wholly-owned subsidiary of SCANA. As a result of the transaction, SCANA has become a registered public utility holding company under PUHCA.

Georgia Retail Gas Market

         Energy Marketing exceeded projections for acquiring customers in Georgia's natural gas market. At December 31, 1999, Energy Marketing had approximately 431,000 customers compared to approximately 78,000 at December 31, 1998. As a result, expenses were significantly higher than expected. For the 12 months ended December 31, 1999, Energy Marketing incurred losses (net of taxes) of approximately $47.1 million. Startup costs were expensed as incurred. A significant portion of those costs came from a $50 per customer promotional sign-up offer, which expired April 15, 1999. Other significant costs were incurred to establish local offices, call centers, and billing and collection functions. The level of future revenues and expenditures is dependent on several factors that cannot be reasonably predicted. These factors include Energy Marketing's ability to retain customers and market share, the intensity of competition as it continues to develop, the weather, the margin Energy Marketing is able to achieve on gas sales and its ability to find industrial interruptible customers to purchase available capacity. Energy Marketing anticipates breaking even in Georgia for the year 2000.

Proposed Interstate Pipeline

         On April 14, 1999, Pipeline Corporation, a wholly owned subsidiary of the Company, announced plans to develop an interstate natural gas pipeline to ensure adequate supplies to growing gas markets in South Carolina and North Carolina. Details of the proposal are being finalized. Construction of the project will require approval by the FERC and other federal and state agencies. Contingent upon development of a market in North Carolina, Pipeline Corporation plans to file its application with FERC.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements arise primarily from SCE&G's operational needs, the Company's construction program and the need to fund the activities or investments of SCANA's nonregulated subsidiaries. The ability of SCANA's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. SCANA's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated subsidiaries continue their ongoing construction programs, it may be necessary to seek increases in rates. As a result, the Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate and other regulatory relief, if requested.

        SCANA and Westvaco each own a 50 percent interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The facility began operations in March 1999. Financing for the facility of approximately $139.8 million was provided to Cogen by banks. On December 30, 1998, SCANA provided a capital contribution of approximately $15.5 million to Cogen. On September 10, 1998, the contractor in charge of construction filed suit in Circuit Court seeking approximately $52 million from Cogen, alleging that it incurred construction cost overruns relating to the facility, and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, SCE&G and SCANA were also named in the suit. SCANA and the other defendants believe the suit is without merit and are mounting an appropriate defense. SCANA does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

        On December 2, 1999 an unsuccessful bidder for the purchase of the propane gas assets of SCANA filed suit against SCANA in Circuit Court seeking unspecified damages. The suit alleges the existence of a contract for the sale of assets to the plaintiff and various causes of action associated with that contract. The Company is confident in its position and intends to vigorously defend the lawsuit. SCANA does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

        On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G is paying the City $25 million over seven years (1996 through
2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's, SCE&G paid the City $26 million over a four-year period (1996 through 1999). As part of the environmental settlement, SCE&G agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction, and is scheduled for completion in the spring of the year 2000.

        The revised estimated primary cash requirements for 2000, excluding requirements for fuel liabilities and short-term borrowings, and the actual primary cash requirements for 1999 are as follows:

                                                   2000               1999
-------------------------------------------------------------------------------
                                                   (Millions of Dollars)

Property additions and construction
  expenditures, net of allowance for
   funds used during construction                   $367               $256
Nuclear fuel expenditures                             31                  5
Investments                                           73                  -
Maturing obligations, redemptions and
sinking and purchase fund
   requirements                                      286                97
---------------------------------------------------------- ---------------------
       Total                                        $684               $431
=============================================  ========== =====================

       Approximately 22% of total cash requirements (after payment of dividends) was provided from internal sources in 1999 as compared to 45% in 1998.

       On February 22, 1999 the NCUC approved PSNC's application to use expansion funds to extend natural gas service into Alexander County, North Carolina and authorized disbursements from the fund of approximately $4 million. Most of Alexander County lies within PSNC's franchised service territory and does not currently have natural gas service. PSNC estimates that the project will be completed prior to April 2000 at a cost of approximately $6.2 million.

                 SCANA has in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. At December 31, 1999, SCANA had registered with the SEC and available for issuance $1.0 billion under this program. The proceeds from the sales of these securities may be used to refinance bank borrowings and other privately sold indebtedness incurred in connection with the acquisition of PSNC. In addition, the proceeds may be used to fund additional business activities in nonutility subsidiaries, to reduce short-term debt incurred in connection therewith or for general corporate purposes.

                 SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for 12 consecutive months out of the 18 months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1999 the Bond Ratio was 6.01. The Old Mortgage allows the issuance of additional Class A Bonds to an additional principal amount equal to (i) 70 percent of unfunded net property additions (which unfunded net property additions totaled approximately $1,250 million at December 31, 1999), (ii) retirements of Class A Bonds (which retirement credits totaled $91.8 million at December 31, 1999), and (iii) cash on deposit with the Trustee.

       SCE&G has a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $715 million were available for such purpose at December 31, 1999). New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1999 the New Bond Ratio was 5.95.

       The following additional financing transactions have occurred since January 1, 1999:

o On March 9, 1999 SCE&G issued $100 million of First Mortgage Bonds having an annual interest rate of 6 1/8 percent and maturing on March 1, 2009. The proceeds from the sale of these bonds were used to reduce short-term debt.

o On June 29, 1999 SCANA issued $150 million one-year floating rate medium-term notes maturing on July 14, 2000. The interest rate on the notes is reset monthly and is based on a one-month LIBOR plus 35 basis points. The proceeds from these notes were used to reduce short-term bank debt.

o On July 15, 1999 SCANA paid at maturity all $43 million principal amount outstanding of its 7.17 percent medium-term notes.

o On October 8, 1999 SCANA paid at maturity all $30 million principal amount outstanding of its 6.6 percent medium-term notes.

o On November 1, 1999 SCANA's shelf registration statement filed with the SEC became effective, providing for the issuance of up to an additional $1 billion in medium-term notes.

o On December 1, 1999 SCANA signed a credit agreement with banks for a maximum of $300 million for a three-year term loan, all of which was drawn on February 10, 2000 to consummate SCANA's acquisition of PSNC.

o On February 8, 2000 SCANA issued $400 million of two-year floating rate notes maturing February 8, 2002. The interest rate on the notes is reset quarterly based on a three-month LIBOR plus 50 basis points. The proceeds from these privately sold notes were used to consummate SCANA's acquisition of PSNC.

       Without the consent of at least a majority of the total voting power of SCE&G's preferred stock, SCE&G may not issue or assume any unsecured indebtedness if, after such issue or assumption, the total principal amount of all such unsecured indebtedness would exceed 10 percent of the aggregate principal amount of all of SCE&G's secured indebtedness and capital and surplus; however, no such consent is required to enter into agreements for payment of principal, interest and premium for securities issued for pollution control purposes.

        Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term debt. The FERC has authorized SCE&G to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of 12 months or less, but not later than December 31, 2001. GENCO has not sought such authorization.

         At December 31, 1999 SCE&G had $285 million of authorized lines of credit which include a credit agreement for a maximum of $250 million to support the issuance of commercial paper. Unused lines of credit at December 31, 1999 totaled $285 million. SCE&G's commercial paper outstanding at December 31, 1999 and December 31, 1998 was $143.1 million and $125.2 million, respectively. In addition, Fuel Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 1999. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 1999 was $70.2 million. This commercial paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by SCE&G.

         SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the 12 consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1999 the Preferred Stock Ratio was 1.79.

         PSNC has committed lines of credit with five commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. These lines of credit range from a minimum of $55 million to a winter-period maximum of $75 million. PSNC also has total uncommitted lines of credit ranging from $70 million to $100 million.

         On May 21, 1999 PSNC filed with the SEC a registration statement (amended on June 7, 1999) covering up to an aggregate of $150 million of senior unsecured debt securities. At September 30, 1999 $150 million remained on the shelf registration.

         On May 11, 1999 SCANA registered 112,202,217 shares of SCANA common stock for issuance to complete its acquisition of PSNC. On September 17, 1999 an additional 4, 000,000 shares of SCANA common stock were registered for sale under the SPSP. On September 9, 1999 an additional 3,000,000 shares of SCANA common stock were registered for sale under the Investor Plus Plan. During 1999, shares for the SPSP and the Investor Plus Plan were purchased on the open market.

         The Company anticipates that its 2000 cash requirements of $472 million will be met through internally generated funds (approximately 51%, after payment of dividends), and the incurrence of additional short-term and long-term indebtedness. Sales of additional equity securities may also be made. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future.

         On September 21, 1999 SCE&G announced a $180 million gas turbine generator project in Aiken County, South Carolina. Two combined-cycle turbines will burn natural gas to produce 300 megawatts of new electric generation and use exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station. The turbine project is scheduled to be completed by June 2002.

         On October 15, 1999 the FERC notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. SCE&G and FERC have been discussing possible reinforcement alternatives for the dam over the past several years as part of SCE&G's ongoing hydroelectric operating license with FERC. Costs of the alternatives being discussed range up to approximately $195 million. Although any costs incurred by SCE&G would be recoverable through electric rates, SCE&G also is exploring alternative sources of funding. The project is to be completed by the end of 2003.

Environmental Matters

     The Clean Air Act requires electric utilities to substantially reduce emissions of sulfur dioxide and nitrogen oxide by the year 2000. These requirements are being phased in over two periods. The first phase had a compliance date of January 1, 1995 and the second, January 1, 2000. The Company's facilities did not require modifications to meet the requirements of Phase I. The Company is meeting the Phase II requirements through the burning of natural gas and/or lower sulfur coal in its generating units and the purchase and use of sulfur dioxide emission allowances. Low nitrogen oxide burners have been installed to reduce nitrogen oxide emissions to the levels required by Phase II. Air toxicity regulations for the electric generating industry are likely to be proposed in 2000.

         SCE&G and GENCO filed compliance plans with DHEC related to Phase II sulfur dioxide requirements in 1995 and Phase II nitrogen oxide requirements in 1999, 1998 and 1997. The Company currently estimates that air emissions control equipment will require capital expenditures of $141 million over the 2000-2004 period to retrofit existing facilities, with increased operation and maintenance costs of approximately $18 million per year. To meet compliance requirements through the year 2009, the Company anticipates total capital expenditures of approximately $146 million.

         The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of SCE&G's and GENCO's generating units. Concurrent with renewal of these permits, the permitting agency has implemented a more rigorous program in monitoring and controlling thermal discharges and strategies for toxicity reduction in wastewater streams. The Company has been developing compliance plans for these initiatives. Amendments to the Clean Water Act proposed in Congress include several provisions which, if passed, could prove costly to SCE&G and GENCO. These include, but are not limited to, limitations to mixing zones and the implementation of technology-based standards.

         In 1998 DHEC promulgated regulations for the disposal of industrial solid waste as directed by the South Carolina Solid Waste Policy and Management Act of 1991. These regulations may significantly increase SCE&G's and GENCO's costs of construction and operation of existing and future ash management facilities.

         The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. As of December 31, 1998, the Company had recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2005. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $23.7 million and $21.3 million at December 31, 1999 and 1998, respectively. The deferral includes the estimated costs associated with the matters discussed below.

o In September 1992 the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned MGPs, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. SCE&G estimates that the Record of Decision will result in costs of approximately $13.3 million, of which approximately $4 million remains. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between SCE&G and the EPA. However, SCE&G submitted a Comprehensive Remedial Design Work Plan on December 17, 1999, and is proceeding with implementation pending agency approval.

     In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction and is scheduled for completion in the spring of the year 2000.

o SCE&G owns three other decommissioned MGP sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with DHEC pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion, and a covenant not to sue. SCE&G is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

In addition, PSNC owns, or has owned, all or portions of six sites in North Carolina on which MGPs were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at only one site and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources has recommended that no further action be taken with respect to one site. In March and April 1994, an environmental consulting firm retained by PSNC estimated that the aggregate cost of investigating and monitoring the extent of environmental degradation and of implementing remedial procedures with respect to the remaining five sites may range from $3.7 million to $50.1 million over a 30-year period. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. The range includes cost of investigating and monitoring the sites at the low end of the range and investigating, monitoring and extensively remediating the sites at the high end of the range. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs.

An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of September 30, 1999, PSNC has recorded a liability and associated regulatory asset at the minimum amount of the range, or $3.7 million.

The NCUC concluded that it is proper and in the public interest to allow recovery of prudently incurred clean-up costs from current customers as reasonable operating expenses even though the MGP sites are not used and useful in providing gas service to current customers. However, the NCUC will not allow recovery of carrying costs on deferred amounts.

Regulatory Matters

       On December 30, 1999 PSNC filed an application with the NCUC to extend natural gas service to Madison, Jackson and Swain Counties, North Carolina. PSNC estimates that the cost of this project will be approximately $31.4 million and had requested the use of $30 million from its expansion fund to make this project economically feasible. Pursuant to state statutes, the NCUC required PSNC to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. PSNC has requested reassignment of the exclusive franchises for Madison, Jackson and Swain Counties to PSNC in its request to provide service to these counties.

       On September 14, 1999 the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan will be implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G will increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year could be carried forward for possible use in the subsequent year. The accelerated capital recovery plan will be accomplished through existing customer rates.

       On December 11, 1998 the PSC issued an order requiring SCE&G to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the 12 months ended September 30, 1998. This return on common equity exceeded SCE&G's authorized return of 12 percent by 1.04 percent, or $22.7 million, primarily as a result of record-breaking heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the 12 months ended September 30, 1998.. On January 12, 1999 the PSC denied SCE&G's motion for reconsideration, ruled that no further rate action was required, and reaffirmed SCE&G's return on equity of 12 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

       On November 6, 1997 the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. This procedure allows PSNC to manage its deferred gas costs balance better by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them. PSNC has filed an application with the NCUC for authority to make this procedure permanent. The Carolina Utility Customers Association, Inc. (CUCA) has intervened in opposition of its continuance. The NCUC issued an order scheduling a hearing in February 2000 on PSNC's application, and authorized PSNC to continue to use this mechanism pending issuance of a final order sometime in 2000. While management cannot predict the outcome of PSNC's application, it does not expect the decision to have a material financial impact. PSNC will continue to establish a benchmark cost of gas for residential and commercial/small industrial customers pursuant to its existing procedures.

       On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates which were fully implemented by January 1997. The PSC authorized a return on common equity of 12.0 percent. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for rate-making purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order initially to the Circuit Court, which affirmed the PSC's decisions, and subsequently, to the Supreme Court. In March 1998, SCE&G, the PSC, the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized SCE&G to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $9.8 million was recorded in March 1998. The agreement does not affect retail electric rates. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction. In September 1998 the Supreme Court affirmed the Circuit Court's rulings on the issues contested by the remaining intervenor.

       On August 8, 1990, the PSC issued an order approving changes in Pipeline Corporation's gas rate design for sales for resale service and upholding the "value-of-service" method of regulation for its direct industrial service. After appeals to the Circuit Court initiated by direct industrial customers and a subsequent appeal to the Supreme Court initiated by Pipeline Corporation, the PSC order was reinstated. The Supreme Court held that the industrial customer group's appeal was premature and failed to exhaust administrative remedies. Additionally, the Supreme Court interpreted the ratemaking statutes of South Carolina to give discretion to the PSC in selecting the methodology to be used in setting rates for natural gas service. The PSC then held another hearing and issued its Order dated December 12, 1995 maintaining the present level of the maximum markup on industrial sales ("cap"). This Order was appealed to the Circuit Court by Pipeline Corporation and the industrial customer group with several other parties intervening, including the Consumer Advocate. On October 10, 1997, the Circuit Court issued an order in favor of the Consumer Advocate and the industrial customer group, which remanded the case to the PSC to determine an overall rate of return for Pipeline Corporation and a second order which ruled against Pipeline Corporation and affirmed the PSC's decision that the cap should not be increased. Several motions and appeals were filed subsequently at the Supreme Court. The Supreme Court has dismissed the appeals of the PSC and Pipeline Corporation from the first order without prejudice until the PSC completes proceedings on remand and held Pipeline Corporation's appeal of the second order in abeyance until the PSC completes proceeding on remand. The remanded case was heard by the PSC in June 1998. The PSC set an overall rate of return on equity for Pipeline Corporation of 12.5-16.5 percent. The South Carolina Energy Users Committee (SCEUC) appealed the order to the Circuit Court. On March 26, 1999, the Circuit Court dismissed the SCEUC's appeal on the grounds that it was not timely filed.

         The Company's regulated business operations were impacted by the NEPA and FERC Orders No. 636 and 888. NEPA was designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. See Competition for a discussion of FERC Order 888. Order No. 636 was intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it continues to be able to meet successfully the challenges of these altered business climates and does not anticipate any material adverse impact on the results of operations, cash flows, financial position or business prospects.

Other

        At December 31, 1999, SCANA Communications Holdings, Inc. (SCH), a wholly owned subsidiary of SCI, held the following investments in ITC Holding Company (ITC) and its affiliates:

o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates PCS systems in several major Southeastern markets. SCH owns approximately 4.9 million common shares of Powertel at a cost of approximately $72.8 million. Powertel common stock closed at $100.375 per share on December 31, 1999, resulting in a pre-tax unrealized holding gain of $417.8 million. The after-tax amount of such gain is included in "Other Comprehensive Income." In addition, SCH owns the following series of non-voting convertible preferred shares, at the approximate cost noted:
     100,000 shares series B ($75.1 million), 50,000 shares series D ($22.5 million) and 50,000 shares 6.5% series E ($75.0 million). Dividends on Preferred series E shares are paid in common shares of Powertel. Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, as converted, the market value of the underlying common shares for the preferred shares was approximately $975.3 million at December 31, 1999, resulting in an unrecorded pre-tax holding gain of $802.7 million.

o ITC^DeltaCom, Inc. (ITCD) is a fiber optic telecommunications provider. SCH owns approximately 5.1 million common shares of ITCD at a cost of approximately $42.7 million. ITCD common stock closed at $27.625 per share on December 31, 1999, resulting in a pre-tax unrealized holding gain of $98.3 million. The after-tax amount of such gain is included in "Other Comprehensive Income." In addition, SCH owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares are convertible in March 2002 into 2,961,542 shares of ITCD common stock. The market value of series A preferred stock of ITCD is not readily determinable. However, as converted, the market value of the underlying common stock for the series A preferred stock was approximately $81.8 million at December 31, 1999, resulting in an unrecorded pre-tax holding gain of $70.6 million.

o Knology Holdings, Inc. (Knology) is a broad-band service provider of cable television, telephone and internet services. SCH owns 71,050 units of Knology. Each unit consists of one 11.875 percent Senior Discount Note due 2007 and one warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million. In addition, in November 1999, SCH exercised 753 warrants to purchase 753 series A preferred shares of Knology at a cost of $1.1 million. Immediately following this purchase, Knology preferred shares split 600 for one, resulting in SCH's ownership of 451,800 shares. The market value of this investment is not readily determinable.

o ITC has an ownership interest in several Southeastern communications companies. SCH owns approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $7.1 million, $8.9 million, and $5.0 million, respectively. Series A and series B preferred shares are convertible in March 2002 into ITC common shares on a four to one basis. The market value of these investments is not readily determinable.

         The Company successfully completed its efforts to ensure Year 2000 readiness for all of its critical systems. As a result, the Company experienced no interruption in the services it provides to its customers during the transition to the Year 2000. Although the Company has not experienced any Year 2000 problems, there can be no guarantees that there will not be any Year 2000 problems in the future. The cost of the Company's Year 2000 efforts totaled approximately $16.3 million.

         On November 10, 1999 substantially all of the assets of SCANA Propane Gas, Inc., SCANA Propane Storage, Inc., and C&T Pipeline, LLC were sold for approximately $94.5 million. The resulting after-tax gain of $29.9 million was recorded in "Other Income." Proceeds from the sale were used to reduce short-term debt.

         On December 1, 1997, SCANA Petroleum Resources sold substantially all of its assets for $110 million. The resulting after-tax gain of $17.6 million was recorded in "Other Income." Proceeds from the sale were used during 1998 to repurchase approximately 3.7 million shares of SCANA's outstanding common stock through open market purchases and through privately negotiated transactions. All of the repurchased shares were retired, reducing the number of shares issued and outstanding.

RESULTS OF OPERATIONS

Earnings and Dividends

         Earnings per share of common stock, the percent increase (decrease) from the previous year and the rate of return earned on common equity for the years 1999 through 1997 were as follows:

                                              1999          1998        1997
  ----------------------------------------------------- ------------------------
  Earnings derived from:
      Continuing operations                   $1.39         $2.07       $1.90
      Non-recurring gains                       .34           .05         .16
                                            -------       -------     -------
      Earnings per weighted average share     $1.73         $2.12       $2.06
                                              =====         =====       =====
      Return earned on common equity           8.5%          12.8%       12.3%
  ----------------------------------------------------- ------------------------

o 1999 Earnings derived from continuing operations decreased $.68, primarily as a result of losses from the Company's entry into the Georgia retail gas market ($.37 greater loss in 1999). In addition, electric margin decreased $.12 (see discussion at Electric Operations), gas margin decreased $.04, and expenses were higher for other operations and maintenance ($.04), depreciation and amortization ($.09) and interest expense ($.11). These decreases were partially offset by improved results from energy marketing activities ($.04, non-Georgia), the impact of fewer common shares outstanding ($.03), and other ($.02).

o 1998 Earnings derived from continuing operations increased $.17, primarily as a result of increased electric margin ($.47; see discussion at Electric Operations), an increase in gas margin ($.05), the impact of fewer common shares outstanding ($.03), and lower preferred stock dividends ($.02). These increases were partially offset by increased Other operation and maintenance ($.18), expenses from the Company's entry into the Georgia retail gas market ($.08), lower margins from energy marketing activities ($.05, non-Georgia), higher interest expense ($.03), higher property taxes ($.03), higher depreciation and amortization expense ($.01), and other ($.02).

      Pension income recorded by the Company reduced operations expense by $17.3 million, $16.9 million and $12.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, pension income increased other income by $10.5 million and $9.0 million for the years ended December 31, 1999 and 1998, respectively. The reductions to operations expense for 1998 and 1997 were substantially offset by accelerated amortizations of a significant portion of the transition obligation for postretirement benefits other than pensions and certain regulatory assets as approved by the PSC.

      Non-recurring gains resulted from the sale of retail propane assets ($.29) and telecommunications towers ($.05) in 1999, a retroactive change in electric depreciation rates ($.05) in 1998, and the sale of oil and natural gas production assets ($.16) in 1997.

          Return on common equity decreased in 1999 primarily due to decreased earnings. In addition, common equity increased in 1999 due to a $311 million unrealized gain on the Company's investments in telecommunications securities. The increase in common equity, without a proportional increase in net income, decreased the return earned on common equity by 1.6%.

         The Company's financial statements include AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 2.4 percent of income before income taxes in 1999, 4.4 percent in 1998 and 4.0 percent in 1997.

         On February 17, 1999, the Board of Directors adopted a new common stock dividend policy to bring the Company's dividend payout ratio more in line with that of growth-oriented utilities. The board's action makes the Company's indicated annual dividend rate on common stock $1.10 per share.

         On November 10, 1999, substantially all of the retail propane assets of the Company were sold for approximately $94.5 million. The resulting after-tax gain of $29.9 million was recorded in "Other Income."

Electric Operations

         Electric operations sales margins for 1999, 1998 and 1997 were as follows:

                                       1999          1998          1997
---------------------------------- ------------- ------------- -------------
                                                      (Millions of
                                                        Dollars)

Operating revenues                    $1,226.0       $1,219.8     $1,103.0
Less:  Fuel used in generation
                                         284.6         262.3         248.4
           Purchased power
                                          35.9          31.5           9.4
---------------------------------- ------------- ------------- -------------
       Margin                         $  905.5      $  926.0      $  845.2
 ================================== ============= ============= =============

o    1999    The sales margin decreased primarily due to the impact of a rate reduction at SCE&G and milder weather, which was partially offset by customer growth.

o    1998    The sales margin increased for 1998 primarily due to more favorable weather and customer growth.

     Increases (decreases) from the prior year in megawatt-hour (MWH) sales volume by classes were as follows:

Classification                               1999    % Change    1998   % Change
-------------------------------------------------------------------------- -----

Residential                                  (55,207)  (0.9%)    676,578  12.0%
Commercial                                    51,212    0.9%     578,290  10.9%
Industrial                                  316,086     5.4%     389,931    7.2%
Sales for Resale (excluding interchange)      63,306    5.6%      65,367   6.2%
Other                                       (17,653)   (3.3%)     29,823   5.9%
------------------------------------------------------------------------------ -
         Total territorial                  357,744     1.8%   1,739,989   9.7%
Negotiated Market Sales Tariff              183,442    12.3%     610,784  69.1%
============================================================================== =
Total                                       541,186     2.6%   2,350,773  12.5%
============================================================================== =


o      1999   The sales volume decrease for residential was primarily due to milder  weather  which was  partially  offset by customer  growth.
              Volumes for the remaining classes increased primarily due to customer growth.

o     1998    The sales volume increases for 1998 were primarily due to more favorable weather and customer growth.

Gas Distribution

      Gas distribution sales margins for 1999, 1998 and 1997 were as follows:

                                    1999          1998          1997
--------------------------------------------- ------------- -------------
                                                   (Millions of
                                                     Dollars)

Operating revenues                 $ 239.0        $ 230.4       $ 233.6
Less: Gas purchased for resale       152.6          142.4         151.9
       Margin                      $  86.4        $  88.0       $  81.7
============================================= ============= =============

o     1999   The sales margin decreased for 1999 primarily as a result of higher gas costs.

o     1998   The sales margin  increased over 1997 due to  renegotiation of industrial customers' contracts, lower gas prices and increased sales to electric generation facilities.

      Increases (decreases) from the prior year in dekatherm (DT) sales volume by classes, including transportation gas, were as follows:


Classification        1999         % Change            1998      % Change
---------------------------------- --------------- --------------------------

Residential            (94,027)       (0.8%)                       0.0%
                                                   (2,685)
Commercial             404,654         3.6%                        3.6%
                                                   389,468
Industrial             644,485         3.7%      1,965,506        12.8%
Transportation gas     (28,732)       (1.4%)                     (25.2%)
                                                  (673,795)
Total                  926,380         2.2%      1,678,494         4.1%
================================== =============== ==========================

o             1999The sales volume  increased for 1999  primarily as a result of
              customer   expansion  and  customer  growth.   Residential  volume
              decreased primarily due to milder weather.

o     1998   The sales volume for commercial and industrial customers increased for 1998 as a result of lower gas prices and increased sales to electric generation facilities.

Gas Transmission

      Gas transmission sales margins for 1999, 1998 and 1997 were as follows:

                                    1999          1998          1997
--------------------------------------------- ------------- -------------
                                                   (Millions of
                                                     Dollars)

Operating revenues                 $342.4         $329.8        $339.9
Less: Gas purchased for resale      295.1          276.7         289.3
       Margin                      $ 47.3        $  53.1       $  50.6
============================================= ============= =============

o    1999     The sales margin  decreased from 1998 primarily as a result of increased competition with oil prices and a decrease in the value of released capacity on the interstate pipeline system.

o    1998     The sales margin increased over 1997 primarily as a result of increased sales to electric generation facilities.

     Increases (decreases) from the prior year in dekatherms (DT) sales volume by classes including transportation gas were as follows:

  Classification           1999    % Change        1998      % Change
  --------------------------------------------------------- ------------

  Commercial                200      0.2%         9,799        12.0%
  Industrial           (916,235)    (2.0%)    5,238,940        13.0%
  Transportation       (179,029)    (7.4%)     (695,921)      (22.3%)
  Sale for resale     2,122,252      3.8%       314,895         0.6%
  ========================================================= ============
  Total               1,027,188      1.0%     4,867,713         4.9%
  ========================================================= ============

o 1999The sales volumes for sale for resale customers increased for 1999 as a result of customer growth and customer expansion on our sale for resale customers' systems. Transportation volumes decreased due to improved results from gas marketing efforts. These improved results were more than offset by increased competition with oil prices, which resulted in an overall decrease in industrial volumes.

o 1998The sales volume for commercial and industrial customers increased for 1998 as a result of lower gas prices and increased sales to electric generation facilities. Transportation volumes decreased due to improved results from gas marketing efforts.

Energy Marketing

     Energy marketing sales margins for 1999, 1998 and 1997 were as follows:

                                  1999       1998        1997
  --------------------------------------------------------------
                                      (Millions of Dollars)

  Operating revenue               $429.9    $568.1      $205.9
  Less:  Gas and electricity
           purchased for resale    432.1     569.8       203.3
  --------------------------------------------------- -----------
             Margin               $(2.2)     $(1.7)     $  2.6
 =================================================== ===========

o    1999     The sales margin decreased in 1999 primarily due to intense competition in  the Georgia retail natural gas market.

o    1998     The sales margin decreased for 1998 primarily due to losses on energy trading, intense competition related to Energy Marketing's entry into the Georgia retail natural gas market, and continued mild weather.

     Delivered volumes for 1999 totaled approximately 84,821,175 DT, which included firm customer volumes of 22,966,029 DT and interruptible customer volumes of 61,855,146 DT. Approximately 27.1 percent of total delivered volumes were for residential and commercial customers in Georgia. Total volumes decreased from 1998 primarily due to closure of the Houston wholesale trading office.

     Delivered volumes for 1998 totaled approximately 217,262,286 DT, which included firm customer volumes of 469,189 DT and interruptible customer volumes of 216,793,097 DT.

Other Operating Expenses and Taxes

     Increases (decreases) in other operating expenses, including taxes, were as follows:

                                  1999     % Change    1998    % Change
-----------------------------------------------------------------------------
                                           (Millions of Dollars)

Other operation and maintenance   $6.9        2.0%     $31.1     10.0%
Depreciation and amortization     23.4       16.1%      (8.2)    (5.4%)
Income taxes                     (25.6)     (18.8%)     30.8     29.2%
Other taxes                        1.9        1.9%       5.7      5.9%
============================================================================
Total                              6.6        0.9%     $59.4      8.9%
============================================================================


o 1999 Other operation and maintenance increased primarily due to costs associated with a cogeneration facility becoming operational, costs associated with an early retirement program and other operating costs. These costs were partially offset by pension income, which in 1998 had been offset by the accelerated amortization of the electric portion of the Company's transition obligation expense for post-retirement benefits and other regulatory assets. Depreciation and amortization increased primarily due to the impact of the non-recurring adjustment to depreciation expense discussed under earnings and dividends, increased amortization due to completion of a new customer billing system, and normal increases in utility plant. Income taxes decreased primarily due to decreased operating income. Other taxes increased primarily due to increased property taxes.

o  1998   Other  operating  and  maintenance  expenses  increased  over 1997 primarily due to increased maintenance costs for electric generating and distribution facilities, various other electric operating costs and Year 2000 testing and remediation. The decrease in depreciation and amortization expense reflects the non-recurring adjustment to depreciation expense discussed under earnings and dividends. The increase in income tax expense primarily reflects changes in operating income. The increase in other taxes primarily results from increased property taxes.

Other Income

o 1999Other income, net of taxes, increased approximately $9.1 million, primarily as a result of the gain on the sale of non-regulated propane assets and telecommunications towers, which was partially offset by increased losses from retail gas marketing activities.

o   1998      Other  income,  net of taxes,  decreased  approximately  $25.1 million,  primarily  as a  result  of  the  gain  on the  sale  of
              Petroleum Resources recorded in 1997. In addition,  lower earnings
              from  non-regulated  businesses,   primarily  losses  from  energy
              marketing   activities,   resulted  from  decreased  gas  margins,
              volatility in power markets related to unusually hot summer weather and startup costs in new markets. The impact of these items was partially offset by pension income recorded in 1998.

Interest Expense

      Increases (decreases) in interest expense, excluding the debt component of AFC, were as follows:

                                        1999               1998
----------------------------------------------------------------------
                                          (Millions of Dollars)

Interest on long-term debt, net       $11.4                 $5.4
Other interest expense                  3.9                 (1.8)
----------------------------------------------- ---------------------
    Total                             $15.3                 $3.6
=============================================== =====================

o   1999      Interest  expense increased over 1998 as a result of increased long-term debt and increased weighted average interest rates on long-term and short-term borrowings.

o  1998       Interest expense increased over 1997 as a result of the issuance of medium-term notes in 1998 to finance nonregulated activities.

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


December 31, 1999                              Expected Maturity Date
                         ------------------------------------------------------
                                               (Millions of Dollars)

Liabilities              2000  2001  2002  2003 2001 Thereafter Total Fair Value
                         ------------------------ --------------- -------------

Long-Term Debt:
Fixed Rate ($) (1)       152.5  32.5  32.5 289.3 178.8 1,150.3 1,836.1 1,680.7
Average Fixed Interest
  Rate                    6.85  6.85  6.17  7.50  7.33    6.20    7.05
Variable Rate ($)        150.0                                   150.0   150.0
Average Variable Interest
Rate                      6.45


December 31, 1998                              Expected Maturity Date
                      ----------------------------------------------------------
                                            (Millions of Dollars)

Liabilities            2000  2001  2002  2003  2001  Thereafter Total Fair Value
                      ------ ---------------------------------------------------

Long-Term Debt:
Fixed Rate ($)        106.7 213.5  27.5   27.5   284.4 1,165.8  1,825.4  1869.2
Average Interest Rate  6.86  6.86  6.29   7.48    6.86    5.95     7.06

     (1) There were no debt issuances outstanding under the December 1, 1999 credit agreement for $300 million.

     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

     In addition, the Company has invested in a telecommunications company approximately $40 million for 11.875 percent senior discount notes due 2007. The fair value of these notes approximates cost. An increase in market interest rates would result in a decrease in fair value of these notes and a corresponding adjustment, net of tax, to other comprehensive income.

     Commodity price risk - The table below provides information about the Company's financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 mmbtu.

     December 31, 1999               Expected Maturity in 2000

                              Weighted Avg          Contract      Fair
Natural Gas Derivatives:      Settlement Price      Amount        Value
--------------------------------------------------- ------------- -------------
                                                  (Millions of Dollars)
Future Contracts:
  Long                             $2.3318             $20.0      $19.8
  Short                            $2.3290             $ 1.2      $ 1.1
SET Futures Contracts (1):
  Long                             $2.7161             $ 5.0      $ 5.1
  Short                            $2.7461             $ 4.7      $ 4.8

     December 31, 1998                  Expected Maturity in 2000

                                 Weighted Avg       Contract      Fair
Natural Gas Derivatives:         Settlement Price   Amount        Value
-------------------------------- ------------------ ------------- -------------
                                           (Millions of Dollars)
Future Contracts:
  Long                               $2.3850         $1.9          $1.8
  Short                              $   -           $ -           $ -
SET Futures Contracts (1):
     None



     December 31, 1998                   Expected Maturity in 1999

                                 Weighted Avg       Contract      Fair
Natural Gas Derivatives:         Settlement Price   Amount        Value
-------------------------------- ------------------ ------------- -------------
                                                        (Millions of Dollars)
Future Contracts:
  Long                                $2.0032        $13.0       $12.2
  Short                               $1.9417        $ 0.8       $ 0.8
SET Futures Contracts (1):
     None


     (1) SCANA Energy Trading, LLC (SET) is a 70% owned subsidiary of SCANA Energy Marketing, Inc. Amounts shown are at 100%.

     Equity price risk - Investments in telecommunications companies' marketable equity securities are carried at the lower of their cost or market value of which totaled $889.1 million, in accordance with Statement of Financial Accounting Standards No. 115. A ten percent decline in market value would result in a $88.9 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                   STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                                                                           Page

  Independent Auditors' Report............................................   42

  Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1999 and 1998.............  43

  Consolidated Statements of Income and Retained Earnings
       for the years ended December 31, 1999, 1998 and 1997...............   45

  Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997...................................   46

  Consolidated Statements of Capitalization as of December 31,
       1999 and 1998......................................................   47

  Consolidated Statements of Changes in Common Equity for the years
      ended December 31, 1999, 1998 and 1997..............................   49

  Notes to Consolidated Financial Statements..............................   50


     Information required to be disclosed in supplemental financial statement schedules is included in the consolidated financial statements or in the notes thereto.

INDEPENDENT AUDITORS' REPORT



SCANA Corporation:

     We have audited the accompanying Consolidated Balance Sheets and Statements of Capitalization of SCANA Corporation (Company) as of December 31, 1999 and 1998 and the related Consolidated Statements of Income and Retained Earnings, Changes in Common Equity and of Cash Flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial satement schedule listed in Part IV at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered taken as a whole, presents fairly in all material aspects the information set forth therein.




s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February 10, 2000

SCANA Corporation
CONSOLIDATED BALANCE SHEETS

December 31,                                                   1999        1998
ASSETS                                                     (Millions of Dollars)
Utility Plant (Notes 1, 3 & 4):
  Electric                                                    $4,633    $4,406
  Gas                                                            632       604
  Other                                                          191       175
--------------------------------------------------------------------------------
    Total                                                      5,456     5,185
  Less accumulated depreciation and amortization               1,829     1,728
--------------------------------------------------------------------------------
    Total                                                      3,627     3,457
  Construction work in progress                                  159       251
  Nuclear fuel, net of accumulated amortization                   43        56
  Acquisition adjustment-gas, net of accumulated amortization     22        23
--------------------------------------------------------------------------------
      Utility Plant, Net                                       3,851     3,787
--------------------------------------------------------------------------------

Nonutility Property and Investments (net of accumulated
  depreciation)(Note 1)                                          999       493
--------------------------------------------------------------------------------

Current Assets:
  Cash and temporary cash investments (Note 8)                   116        62
  Receivables                                                    320       276
  Inventories (At average cost):
    Fuel (Notes 3 & 4)                                            55        63
    Materials and supplies                                        78        56
  Prepayments                                                     27        22
  Deferred income taxes (Note 7)                                  16        22
--------------------------------------------------------------------------------
      Total Current Assets                                       612       501
--------------------------------------------------------------------------------

Deferred Debits:
  Emission allowances                                             31        31
  Environmental                                                   24        22
  Nuclear plant decommissioning fund (Note 1)                     64        56
  Pension asset, net (Note 1)                                    144       115
  Other regulatory assets                                        177       194
  Other (Notes 1 & 10)                                           109        82
------------------------------------------------------------------------------
      Total Deferred Debits                                      549       500
--------------------------------------------------------------------------------

        Total                                                 $6,011    $5,281
================================================================================

December 31,                                                  1999         1998
CAPITALIZATION AND LIABILITIES                             (Millions of Dollars)
Stockholders' Investment:
  Common Equity (Note 5)                                       $2,099   $1,746

  Preferred stock (Not subject to purchase or sinking funds)      106      106
--------------------------------------------------------------------------------
     Total Stockholders' Investment                             2,205    1,852
Preferred Stock, net (Subject to purchase or sinking
  funds)(Notes 6 & 8)                                              11       11
SCE&G-Obligated Mandatorily Redeemable Preferred
  Securities  of SCE&G's  Subsidiary  Trust,
  SCE&G Trust I, holding  solely $50
  million principal amount of the 7.55%
  Junior Subordinated Debentures of SCE&G, due 2027
  (Note 6)              50           50
Long-Term Debt, net (Notes 3 & 8)                               1,563    1,623
-------------------------------------------------------------------------------
         Total Capitalization                                   3,829    3,536
--------------------------------------------------------------------------------

Current Liabilities:
  Short-term borrowings (Notes 4, 8 & 9)                          266      195
  Current portion of long-term debt (Note 3)                      303      107
  Accounts payable                                                189      219
  Customer deposits                                                16       18
  Taxes accrued                                                    86       72
  Interest accrued                                                 29       28
  Dividends declared                                               31       42
  Other                                                            13       13
--------------------------------------------------------------------------------
         Total Current Liabilities                                933      694
--------------------------------------------------------------------------------

Deferred Credits:
  Deferred income taxes (Notes 1 & 7)                             805      628
  Deferred investment tax credits (Notes 1 & 7)                   116      108
  Reserve for nuclear plant decommissioning (Note 1)               64       56
  Postretirement benefits (Note 1)                                 98       87
  Other regulatory liabilities                                     64       71
  Other (Note 1)                                                  102      101
--------------------------------------------------------------------------------
         Total Deferred Credits                                 1,249    1,051
--------------------------------------------------------------------------------

Commitments and Contingencies (Note 10)                             -        -
--------------------------------------------------------------------------------

           Total                                               $6,011   $5,281
================================================================================


See Notes to Consolidated Financial Statements.



SCANA Corporation
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Years Ended December 31,                             1999          1998      1997
-----------------------------------------------------------------------------------------
                              (Millions of Dollars
                            except per share amounts)
Operating Revenues (Notes 1 & 2):
  Electric                                                 $1,226        $1,220     $1,103
  Gas                                                         422           411        419
  Transit                                                       2             1          1
------------------------------------------------------------------------------------------
        Total Operating Revenues                            1,650         1,632      1,523
------------------------------------------------------------------------------------------
Operating Expenses:
  Fuel used in electric generation                            285           262        248
  Purchased power                                              36            31          9
  Gas purchased for resale                                    289           269        287
  Other operation (Note 1)                                    258           257        239
  Maintenance (Note 1)                                         90            84         72
  Depreciation and amortization (Note 1)                      168           145        153
  Income taxes (Notes 1 & 7)                                110           136        105
  Other taxes                                                 104           103         96
------------------------------------------------------------------------------------------
        Total Operating Expenses                            1,340         1,287      1,209
------------------------------------------------------------------------------------------
Operating Income                                              310           345        314
------------------------------------------------------------------------------------------

Other Income (Note 1):
  Other income(loss), net of income taxes                     (20)            5         13
  Gain on sale of subsidiary assets, net of income taxes       39             -         18
  Allowance for equity funds used during construction           3             8          7
------------------------------------------------------------------------------------------
        Total Other Income                                     22            13         38
------------------------------------------------------------------------------------------
Income Before Interest Charges
  and Preferred Stock Dividends                               332           358        352
------------------------------------------------------------------------------------------

Interest Charges (Credits):
  Interest on long-term debt, net                             132           121        115
  Other interest expense                                       14            10         12
  Allowance for borrowed funds used
    during construction (Note 1)                               (4)           (8)        (6)
------------------------------------------------------------------------------------------
        Total Interest Charges, Net                           142           123        121
------------------------------------------------------------------------------------------
Income Before Preferred Dividend Requirements
  on Mandatorily Redeemable Preferred Securities              190           235        231
Preferred Dividend Requirement of SCE&G
  -Obligated Mandatorily Redeemable
  Preferred Securities                                          4             4          1
------------------------------------------------------------------------------------------
Income Before Preferred Stock Cash
  Dividends of Subsidiary                                     186           231        230
Preferred Stock Cash Dividends of
  Subsidiary (At stated rates)                                  7             8          9
------------------------------------------------------------------------------------------
Net Income                                                    179           223        221
Retained Earnings at Beginning of Year                        678           617        558
Common Stock Cash Dividends Declared (Note 5)                (137)         (162)      (162)
------------------------------------------------------------------------------------------
Retained Earnings at End of Year                           $  720        $  678     $  617
==========================================================================================
Net Income                                                 $  179        $  223     $  221
Weighted Average Number of Common Shares
  Outstanding (Millions)                                    103.6         105.3      107.1
Earnings Per Weighted Average Share of
  Common Stock (Basic and Diluted)                          $1.73         $2.12      $2.06
==========================================================================================

See Notes to Consolidated Financial Statements.









SCANA Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,                                 1999              1998              1997
---------------------------------------------------------------------------------------------------------
                                                                           (Millions of Dollars)
Cash Flows From Operating Activities:
  Net income                                                     $179              $223              $221
  Adjustments to reconcile net income to net cash
   provided from operating activities:
    Depreciation, depletion and amortization                      177               152               176
    Amortization of nuclear fuel                                   18                20                19
    Deferred income taxes, net                                     19                15                30
    Pension asset                                                 (29)              (33)              (24)
    Postretirement benefits                                        11                26                24
    Other regulatory assets                                        23                16                37
    Other regulatory liabilities                                   (7)                4                 4
    Allowance for funds used during construction                   (7)              (16)              (13)
    Over (under) collection, fuel adjustment clause                (6)                1                 -
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables                          (44)              (28)                1
      (Increase) decrease in inventories                          (14)              (16)               15
      Increase (decrease) in accounts payable                     (30)               88               (26)
      Increase (decrease) in taxes accrued                         14                13               (12)
    Other, net                                                    (80)                2               (40)
----------------------------------------------------------------------------------------------------------
Net Cash Provided From Operating Activities                       224               467               412
---------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Utility property additions and construction expenditures,
   net of AFC                                                    (238)             (281)             (250)
  (Increase) decrease in nonutility property and investments:
    Sale of subsidiary assets                                     112                 -               118
    Nonutility property                                           (23)              (22)              (38)
    Investments                                                   (73)             (106)              (75)

Net Cash Used For Investing Activities                           (222)             (409)             (245)
----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds:
    Issuance of SCE&G-obligated mandatorily redeemable
      trust preferred securities                                    -                 -                49
    Issuance of First Mortgage Bonds                               99                 -                 -
    Issuance of common stock                                        -                 -                29
    Issuance of notes and loans                                   200               249                86
    Issuance of preferred stock                                     -                 -                99
  Repayments and repurchases:
    Mortgage bonds                                                (10)              (50)              (15)
    Notes and loans                                               (77)              (96)              (70)
    Other long-term debt                                          (10)                -                (8)
    Preferred stock                                                 -                (1)              (53)
    Common stock                                                    -              (110)                -
  Dividend payments:
    Common stock                                                 (148)             (163)             (160)
    Preferred stock                                                (7)               (7)               (9)
  Short-term borrowings, net                                       71               136               (86)
  Fuel financings, net                                            (66)              (14)               14
---------------------------------------------------------------------------------------------------------
Net Cash Provided From (Used For) Financing Activities             52               (56)             (124)
----------------------------------------------------------------------------------------------------------
Net Increase in Cash and Temporary Cash Investments                54                 2                43
Cash and Temporary Cash Investments, January 1                     62                60                17
---------------------------------------------------------------------------------------------------------
Cash and Temporary Cash Investments, December 31                 $116              $ 62              $ 60
=========================================================================================================

Supplemental Cash Flow Information:
  Cash paid for - Interest (Includes capitalized interest of
                            $4, $7 and $6)                       $142              $127              $124
                - Income taxes                                     84               114               113

Noncash Financing Activities:
  Unrealized gain on securities
    available for sale (net of tax)                               311                 7                18




See Notes to Consolidated Financial Statements.






SCANA Corporation
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31,                                                                      1999            1998
Common Equity (Note 5):                                                          (Millions of Dollars)
  Common stock, without par value, authorized 150,000,000 shares; issued
    and outstanding,  103,572,623 shares in 1999 and 1998                       $1,043          $1,043
  Unrealized gain on securities available for sale                                 336              25
  Retained earnings                                                                720             678
------------------------------------------------------------------------------------------------------
Total Common Equity                                                              2,099    55%    1,746   50%
------------------------------------------------------------------------------------------------------------

South Carolina Electric & Gas Company:
Cumulative Preferred Stock (Not subject to purchase or sinking funds):

  $100 Par Value - Authorized 1,200,000 shares
   $50 Par Value - Authorized 125,209 shares

                         Shares Outstanding        Redemption Price

               Series     1999       1998
  $100 Par      6.52%  1,000,000  1,000,000            100.00                     100              100
   $50 Par      5.00%    125,209    125,209             52.50                       6                6
------------------------------------------------------------------------------------------------------
Total Preferred Stock (Not subject to purchase or sinking funds)                  106      3%      106    3%
------------------------------------------------------------------------------------------------------------

South Carolina Electric & Gas Company:
Cumulative Preferred Stock (Subject to purchase or sinking funds)(Notes 6 and 8):

  $100 Par Value - Authorized 1,550,000 shares; None outstanding in 1999 and 1998

   $50 Par Value - Authorized 1,571,487 shares

                         Shares Outstanding        Redemption Price

               Series     1999       1998
                4.50%     11,200     12,800             51.00                       1                1
                4.60%(A)  18,052     20,052             51.00                       1                1
                4.60%(B)  61,200     64,600             50.50                       3                3
                5.125%    68,000     69,000             51.00                       3                3
                6.00%     73,035     73,600             50.50                       4                4
                        -------------------
      Total              231,487    240,052
                        ===================


   $25 Par Value - Authorized 2,000,000 shares; None outstanding in 1999 and 1998

Total Preferred Stock (Subject to purchase or sinking funds)                       12               12
Less: Current portion, including sinking fund requirements                          1                1
------------------------------------------------------------------------------------------------------
Total Preferred Stock, Net (Subject to purchase or sinking funds)                  11               11
------------------------------------------------------------------------------------------------------

SCE&G-Obligated   Mandatorily   Redeemable   Preferred   Securities  of  SCE&G's
  Subsidiary  Trust,  SCE&G Trust I, holding solely $50 million principal amount of 7.55% Junior Subordinated Debentures
  of SCE&G, due 2027                                                               50     1%        50   1%
-----------------------------------------------------------------------------------------------------------









S>
December 31,                                                     1999             1998
---------------------------------------------------------------------------------------------
Long-Term Debt (Notes 3, 4 & 8):                               (Millions of Dollars)

SCANA Corporation:

  Medium-Term Notes:
                                        Year of
                Series                  Maturity


                7.17%                     1999                     -               43
                6.60%                     1999                     -               30
                5.52%                     2000                   150                -
                6.15%                     2000                    20               20
                6.51%                     2003                    20               20
                6.05%                     2003                    60               60
                6.25%                     2003                    75               75
                7.44%                     2004                    50                -
                6.90%                     2007                    25               25
                5.81%                     2008                   115              115

South Carolina Electric & Gas Company:
  First Mortgage Bonds:
                                        Year of
                Series                  Maturity

                6%                        2000                   100              100
                6 1/4%                    2003                   100              100
                7.70%                     2004                   100              100
                6 1/8%                    2009                   100                -
                7 1/8%                    2013                   150              150
                7 1/2%                    2023                   150              150
                7 5/8%                    2023                   100              100
                7 5/8%                    2025                   100              100

  First and Refunding Mortgage Bonds:
                                        Year of
                Series                  Maturity

                9%                        2006                   131              131
                8 7/8%                    2021                   103              114

  Pollution Control Facilities Revenue Bonds:
    Fairfield County Series 1984, due 2014 (6.50%)                57               57
    Orangeburg County Series 1994, due 2024 (5.70%)               30               30
    Other                                                         17               16
  Charleston Franchise Agreement due 1997-2002                    11               14
  Charleston Environmental Agreement                               -                6
South Carolina Generating Company, Inc.:
  Berkeley County Pollution Control
    Facilities Revenue Bonds, Series 1984 due 2014 (6.50%)        36               36
  Note, 7.78%, due 2011                                           49               53
South Carolina Fuel Company, Inc. Commercial Paper                 -               66
South Carolina Pipeline Corporation Notes, 6.72%, due 2013        17               19
Other                                                              3                3
---------------------------------------------------------------------------------------------
Total Long-Term Debt                                           1,869            1,733
Less -  Current maturities, including sinking
          fund requirements                                      303              107
     -  Unamortized discount                                       3                3
---------------------------------------------------------------------------------------------
Total Long-Term Debt, Net                                      1,563     41%    1,623    46%
--------------------------------------------------------------------------------------------
Total Capitalization                                          $3,829    100%   $3,536   100%
============================================================================================
See Notes to Consolidated Financial Statements.




SCANA Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

For the years Ended December 31,                 1999              1998                1997
-------------------------------------------------------------------------------------------------
                                                             (Millions of Dollars)
Retained Earnings:
    Balance at January 1                  $  678             $  617              $  558
    Net Income                               179     $179       223     $223        221     $221
    Dividends declared on common stock      (137)              (162)               (162)
                                           -----             ------              ------
    Balance at December 31                   720                678                 617
                                          ------             ------              ------

Accumulated other comprehensive income:
    Balance at January 1                      25                 18                   -
    Unrealized gains on securities, net
      of taxes ($165, $4 and $11 in 1999,
      1998 and 1997, respectively)           311      311         7        7         18       18
                                          ------    -----    ------     ----     ------     -----
    Comprehensive income                             $490               $230                $239
                                                     ====               ====                =====
    Balance at December 31                   336                 25                  18
                                          ------             ------              ------

Common Stock:
    Balance at January 1                   1,043              1,153               1,125
    Shares issued                              -                  -                  28
    Shares repurchased                         -               (110)                  -
                                          ------             ------              ------
    Balance at December 31                 1,043              1,043               1,153
                                          ------             ------              -------

Total Common Equity                       $2,099             $1,746              $1,788
                                          ======             ======              ======




Accumulated other comprehensive income at December 31, 1999,1998 and 1997 was comprised of unrealized holding gains on securities, net of taxes. There were no realized gains or losses from these securities for the years ended December 31, 1999, 1998 and 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A.       Organization and Principles of Consolidation

         SCANA Corporation (Company), a South Carolina corporation, is a public utility holding company within the meaning of the Public Utility Holding Company Act of 1935 (PUHCA) but is exempt from registration under such Act (see Note
13). The Company, through wholly owned subsidiaries, is engaged predominately in the generation and sale of electricity to wholesale and retail customers in South Carolina and in the purchase, sale and transportation of natural gas to wholesale and retail customers in South Carolina. The Company is also engaged in other energy-related businesses. The Company has investments in telecommunications companies and provides fiber optic communications in South Carolina.

         The accompanying Consolidated Financial Statements reflect the accounts of the Company and its wholly owned subsidiaries:

  Regulated utilities
  South Carolina Electric & Gas Company (SCE&G)
  South Carolina Fuel Company, Inc. (Fuel Company)
  South Carolina Generating Company, Inc. (GENCO)
  South Carolina Pipeline Corporation (Pipeline Corporation)

  Nonregulated businesses
  SCANA Energy Marketing, Inc.
  SCANA Communications, Inc. (SCI)
  ServiceCare, Inc.
  Primesouth, Inc.
  SCANA Resources, Inc.
  SCANA Propane Gas, Inc. (in liquidation)
  SCANA Propane Services, Inc. (in liquidation)
  SCANA Petroleum Resources, Inc. (in liquidation)
  SCANA Development Corporation (in liquidation)

         Certain investments are reported using the cost or equity method of accounting, as appropriate. Significant intercompany balances and transactions have been eliminated in consolidation except as permitted by Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation" which provides that profits on intercompany sales to regulated affiliates are not eliminated if the sales price is reasonable and the future recovery of the sales price through the rate-making process is probable.

B.  Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of SFAS 71. The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of December 31, 1999, approximately $201 million and $64 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $131 million and $48 million, respectively. The electric and gas regulatory assets of approximately $35 million and $34 million, respectively (excluding deferred income tax assets), are being recovered through rates and, as discussed in Note 2C, the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $7 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected. C. System of Accounts

         The accounting records of the Company's regulated subsidiaries are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and as adopted by the PSC.

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

         SCE&G, operator of the V. C. Summer Nuclear Station (Summer Station), and Santee Cooper (formerly the South Carolina Public Service Authority) are joint owners of Summer Station in the proportions of two-thirds and one-third, respectively. The parties share the operating costs and energy output of the plant in these proportions. Each party, however, provides its own financing. Plant-in-service related to SCE&G's portion of Summer Station was approximately $959.7 million and $983.3 million as of December 31, 1999 and 1998, respectively. Accumulated depreciation associated with SCE&G's share of Summer Station was approximately $365.1 million and $369.2 million as of December 31, 1999 and 1998, respectively. SCE&G's share of the direct expenses associated with operating Summer Station is included in "Other operation" and "Maintenance" expenses.

E.   Allowance for Funds Used During Construction

         AFC, a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company's regulated subsidiaries calculated AFC using composite rates of 8.1%, 8.7% and 9.1% for 1999, 1998 and 1997, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. Interest on nuclear fuel in process and sulfur dioxide emission allowances is capitalized at the actual interest amount incurred.

F.   Revenue Recognition

         Customers' meters are read and bills are rendered on a monthly cycle basis. SCE&G and Pipeline Corporation record base revenue during the accounting period in which the meters are read.

         Fuel costs for electric generation are collected through the fuel cost component in retail electric rates. The fuel cost component contained in electric rates is established by the PSC during annual fuel cost hearings. Any difference between actual fuel costs and that contained in the fuel cost component is deferred and included when determining the fuel cost component during the next annual fuel cost hearing. SCE&G had undercollected through the electric fuel cost component approximately $10.1 million and $3.1 million at December 31, 1999 and December 31, 1998, respectively, which are included in "Deferred Debits - Other."

         Customers subject to the gas cost adjustment clause are billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings. Any difference between actual gas costs and that contained in rates is deferred and included when establishing gas costs during the next annual gas cost recovery hearing. At December 31, 1999 and 1998 the Company had undercollected through the gas cost recovery procedure approximately $4.1 million and $5.2 million, respectively, which are included in "Deferred Debits Other."

         SCE&G's gas rate schedules for residential, small commercial and small industrial customers include a weather normalization adjustment, which minimizes fluctuations in gas revenues due to abnormal weather conditions.

G.  Depreciation and Amortization

         Provisions for depreciation are recorded using the straight-line method for financial reporting purposes and are based on the estimated service lives of the various classes of property.

The composite weighted average depreciation rates were as follows:


---------------------------------- -------------- ---------------
                          1999            1998           1997
---------------------------------- -------------- ---------------
SCE&G                     2.99%           3.02%          3.09%
GENCO                     2.56%           2.65%          2.63%
Pipeline Corporation      2.62%           2.63%          2.62%
Aggregate of Above        2.95%           2.98%          3.05%
---------------------------------- -------------- ---------------

       Nuclear fuel amortization, which is included in "Fuel used in electric generation" and is recovered through the fuel cost component of SCE&G's rates, is recorded using the units-of-production method. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the Department of Energy (DOE) under a contract for disposal of spent nuclear fuel.

       The acquisition adjustment relating to the purchase of certain gas properties in 1982 is being amortized over a 40-year period using the straight-line method.

H.   Nuclear Decommissioning

       Decommissioning of Summer Station is presently scheduled to commence when the operating license expires in the year 2022. Based on a 1991 study, the expenditures (on a before-tax basis) related to SCE&G's share of decommissioning activities are estimated, in 2022 dollars assuming a 4.5 percent annual rate of inflation, to be $545.3 million including partial reclamation costs. SCE&G is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. SCE&G's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in each of 1999 and 1998) are used to pay premiums on insurance policies on the lives of certain Company personnel. SCE&G is the beneficiary of these policies. Through these insurance contracts, SCE&G is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by SCE&G to an external trust fund in compliance with the financial assurance requirements of the Nuclear Regulatory Commission. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from SCE&G described above. SCE&G records its liability for decommissioning costs in deferred credits.

       Pursuant to the National Energy Policy Act passed by Congress in 1992 and the requirements of the DOE, SCE&G has recorded a liability for its estimated share of the DOE's decontamination and decommissioning obligation. The liability, approximately $3.2 million at December 31, 1999, has been included in "Long-Term Debt, net." SCE&G is recovering the cost associated with this liability through the fuel cost component of its rates; accordingly, this amount has been deferred and is included in "Deferred Debits - Other."

I.  Income Taxes

       Deferred tax assets and liabilities are recorded for the tax effects of all significant temporary differences between the book basis and tax basis of assets and liabilities at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for changes in such rates through charges or credits to regulatory assets or liabilities if they are expected to be recovered from, or passed through to, customers of the Company's regulated subsidiaries; otherwise, they are charged or credited to income tax expense.

J.   Pension Expense and Other Postretirement Benefits

     The Company has a noncontributory defined benefit pension plan, which covers substantially all permanent employees. Benefits are based on years of accredited service and the employee's average annual base earnings received during the last three years of employment. The Company's policy has been to fund the plan to the extent permitted by the applicable Federal income tax regulations as determined by an independent actuary.

     In addition to pension benefits, the Company provides certain health care and life insurance benefits to active and retired employees. Retirees share in a portion of their medical care cost. The Company provides life insurance benefits to retirees at no charge. The costs of postretirement benefits other than pensions are accrued during the years the employees render the service necessary to be eligible for the applicable benefits. Additionally, to accelerate the amortization of the remaining transition obligation for postretirement benefits other than pensions, as authorized by the PSC, the Company expensed approximately $0.7 million, $15.7 million and $15.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. (See Note 2C.)

     Disclosures   required  for  these  plans  under   Statement  of  Financial
Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" are set forth in the following tables:

                     Components of Net Periodic Benefit Cost


                                                                   Other
                        Retirement Benefits                  Postretirement Benefits
                                   1999    1998    1997           1999    1998   1997
                                   ----    ----    ----           ----    ----   ----
                                      (Millions of Dollars) (Millions of Dollars)


Service Cost                       $10.0   $ 8.3   $ 6.8          $3.0    $2.6   $2.5
Interest Cost                       27.9    25.9    23.5           9.5     9.4    7.8
Expected return on assets          (65.5) ( 59.3)  (41.6)          N/A     N/A    N/A
Prior service cost amortization      1.1     1.1     1.1           0.7     0.7    0.7
Actuarial (gain) loss               (8.6)   (9.6)   (7.0)          1.2     1.0    0.1
Transition amount amortization       0.8     0.8     0.8           1.7    19.1   18.9
Special termination benefit cost     5.5     0.0     0.0           1.0     0.0    0.0
Net periodic benefit (income)      -----   -----   ----          -----   -----  -----
  cost                            $(28.8) $(32.8) $(16.4)        $17.1   $32.8  $30.0
                                  ======  ======  ======         =====   =====  =====

                 Weighted-Average Assumptions as of December 31

                                                               Other
                                   Retirement Benefits  Postretirement Benefits

                                   1999   1998  1997    1999   1998   1997
                                   ----   ----  ----    ----   ----   ----

Discount rate                       8.0%   7.0%  7.5%    8.0%   7.0%   7.5%
Expected return on plan assets      9.5%   9.5%  8.0%     NA     NA     NA
Rate of compensation increase       4.0%   4.0%  4.0%    4.0%   4.0%   4.0%

                          Change in Benefit Obligation

                                                                  Other
                                  Retirement Benefits    Postretirement Benefits

                                    1999         1998        1999          1998
                                  (Millions of Dollars)    (Millions of Dollars)

Benefit obligation, Jan. 1          $389.3     $344.3       137.0       $108.8
Service cost                          10.0        8.3         3.0          2.6
Interest cost                         27.9       25.9         9.5          9.4
Plan participants' contributions       0.1        0.2         0.5          0.5
Actuarial loss/(gain)                (51.6)      28.3       (14.5)        23.3
Benefits paid                        (18.9)     (17.7)       (6.7)        (7.6)
Special termination benefit cost       5.5        0.0         1.0          0.0
                                    ------     ------      ------       ------
Benefit obligation, Dec. 31         $362.3     $389.3      $129.8       $137.0
                                    ======     ======      ======       ======

                              Change in Plan Assets

                                                  Retirement Benefits

                                                   1999         1998
                                                 (Millions of Dollars)

Fair value of plan assets, Jan. 1                  $698.8        $632.9
Actual return on plan assets                        103.0          83.5
Company contribution                                  0.0           0.0
Plan participants' contributions                      0.1           0.1
Benefits paid                                       (18.9)        (17.7)
                                                   ------        ------
Fair value of plan assets, Dec. 31                 $783.0        $698.8
                                                   ======        ======


The Company does not fund postretirement benefits other than pensions.

                             Funded Status of Plans
                                                                Other
                                    Retirement Benefits  Postretirement Benefits

                                     1999         1998      1999          1998
                                   (Millions of Dollars)  (Millions of Dollars)

Funded status, Dec. 31               $420.8     $309.5      $(129.8)  $(137.0)
Unrecognized actuarial (gain)/loss   (294.0)    (213.4)        18.8      34.5
Unrecognized prior service cost        11.3       12.3          4.3       5.1
Unrecognized net transition
  obligation                            5.6        6.5          9.1      10.7
                                     ------     ------      -------   -------
Net amount recognized in
Consolidated Balance Sheets          $ 43.7     $114.9      $ (97.6)  $ (86.7)
                                     ======     ======      =======   =======

                               Health Care Trends

The determination of net periodic postretirement benefit cost is based on the following assumptions:

                                         1999       1998       1997
-------------------------------------------------- ---------- ----------

Health care cost trend rate               8.0%       8.5%       9.0%
Ultimate health care cost trend rate      5.5%       5.0%       5.5%
Year achieved                             2005       2005       2004

The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit cost and the accumulated postretirement benefit obligation for health care benefits are as follows:

                                                      1%           1%
                                                   Increase     Decrease
                                     (Millions of Dollars)

Effect on health care cost                           $0.2         $(0.2)
Effect on postretirement obligation                   2.9          (3.3)

K.   Debt Premium, Discount and Expense, Unamortized Loss on Reacquired Debt

        Long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.

L.   Environmental

        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. As of December 31, 1999 the Company has recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2005. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $23.7 million and $21.3 million at December 31, 1999 and 1998, respectively. The deferral includes the estimated costs associated with the matters discussed in Note 10C.

M.  Oil and Gas

        On December 1, 1997 substantially all of the assets of the Company's oil and gas exploration and production subsidiary, SCANA Petroleum Resources, Inc., were sold for $110 million, resulting in an after-tax gain of $17.6 million. The Company followed the full cost method of accounting for its oil and gas operations and, accordingly, capitalized all costs it incurred in the acquisition, exploration and development of interests in oil and gas properties. In addition, the capitalized costs were subject to a "ceiling test". However, no non-cash writedowns resulted from the application of the ceiling test for the year ended December 31, 1997.

N.  Temporary Cash Investments

        The Company considers temporary cash investments having original maturities of three months or less to be cash equivalents. Temporary cash investments are generally in the form of commercial paper, certificates of deposit and repurchase agreements.

O.  Commodity Derivatives

        To minimize price risk due to market fluctuations, the Company utilizes forward contracts, futures contracts, option contracts and swap agreements to hedge certain purchases and sales of natural gas. For such transactions related to the Company's regulated operations, gains and losses on these contracts are included as a component of the related cost of gas which is subject to recovery under the fuel adjustment clause. (See Note 1F). The resulting under or over recovery of such costs is recorded in "Deferred Debits" or "Deferred Credits," respectively, on the balance sheet. Changes in the market value of contracts pertaining to nonregulated operations are deferred and included in income in the period in which the related transactions close.

P.  Recently Issued Accounting Standard

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the Statement, which will be implemented by the Company for the fiscal year beginning January 1, 2001, establish accounting and reporting standards for derivative instruments, including those imbedded in other contracts, and hedging activities. The impact that adoption of the provisions of the Statement will have on the Company's results of operations, cash flows and financial position has not been determined.

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

2.      RATE MATTERS:

       A. On September 14, 1999 the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G will increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year could be carried forward for possible use in the subsequent year. The accelerated capital recovery plan will be accomplished through existing customer rates.

       B. On December 11, 1998 the PSC issued an order requiring SCE&G to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the 12 months ended September 30, 1998. This return on common equity exceeded SCE&G's authorized return of 12 percent by 1.04 percent, or $22.7 million, primarily as a result of record heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the 12 months ended September 30, 1998. On January 12, 1999 the PSC denied SCE&G's motion for reconsideration. However, the PSC also ruled that no further rate action was required, and reaffirmed SCE&G's return on equity of 12 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

       C. On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates which were fully implemented by January 1997. The PSC authorized a return on common equity of 12.0 percent. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order initially to the Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the Supreme Court. In March 1998 SCE&G, the PSC, the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized SCE&G to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $9.8 million was recorded in March 1998. The agreement does not affect retail electric rates. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction. In September 1998 the Supreme Court affirmed the Circuit Court's rulings on the issues contested by the remaining intervenor.

       D. In 1994 the PSC issued an order approving SCE&G's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been deferred. In October 1999, as a result of the annual review, the PSC approved SCE&G's request to maintain the billing surcharge at $.011 per therm to provide for the recovery of the remaining balance of $24.2 million.

        E. In September 1992 the PSC issued an order granting SCE&G a $.25 increase in transit fares from $.50 to $.75 in Columbia, South Carolina; however, the PSC also required $.40 fares for low income customers and denied SCE&G's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. SCE&G appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied in an order dated May 9, 1996. In this order, the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996 the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996 the PSC issued an order affirming its previous orders and denied SCE&G's request for reconsideration. SCE&G has appealed these two PSC orders to the Circuit Court where they are awaiting action.

        F. On August 8, 1990 the PSC issued an order approving changes in Pipeline Corporation's gas rate design for sales for resale service and upholding the "value-of-service" method of regulation for its direct industrial service. Direct industrial customers seeking "cost-of-service" based rates appealed to the Circuit Court, which reversed and remanded to the PSC its August 8, 1990 order. Pipeline Corporation appealed that decision to the Supreme Court, which on January 10, 1994 reversed the Circuit Court decision and reinstated the PSC order. Additionally, the Supreme Court interpreted the rate-making statutes of South Carolina to give discretion to the PSC in selecting the methodology to be used in setting rates for natural gas service. The PSC then held another hearing and issued its order dated December 12, 1995 maintaining the present level of the maximum markup on industrial sales ("cap"). This Order was appealed to the Circuit Court by Pipeline Corporation and the industrial customer group with several other parties intervening, including the Consumer Advocate of South Carolina. On October 10, 1997, the Circuit Court issued an order in favor of the Consumer Advocate and the industrial customer group and remanded the case to the PSC to determine an overall rate of return for Pipeline Corporation. The Circuit Court also issued a second order which ruled against Pipeline Corporation and affirmed the PSC's decision that the cap should not be increased. Several motions and appeals were filed subsequently at the Supreme Court. The Supreme Court has dismissed the appeals of the PSC and Pipeline Corporation from the first order without prejudice until the PSC completes proceedings on remand and has held Pipeline Corporation's appeal of the second order in abeyance until the PSC completes proceedings on remand. The remanded case was heard by the PSC in June 1998. The PSC set an overall rate of return on equity for Pipeline Corporation of 12.5-16.5 percent. The South Carolina Energy Users Committee (SCEUC) appealed the order to the Circuit Court. On March 26, 1999, the Circuit Court dismissed the SCEUC's appeal on the grounds that it was not timely filed.

3.      LONG-TERM DEBT:

       The annual amounts of long-term debt maturities and sinking fund requirements for the years 2000 through 2004 are summarized as follows:
    ------------------- ----------------- ------------------ -----------------
           Year              Amount             Year              Amount
    ------------------- ----------------- ------------------ -----------------
                              (Millions of Dollars

           2000               $302.5            2003              $298.3
           2001                 32.5            2004               178.8
           2002                 32.5
    ------------------- ----------------- ------------------ -----------------

       Approximately $23.6 million of the portion of long-term debt payable in 2000 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

       On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G is paying the City $25 million over seven years (1996-2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a MGP until the 1960's, SCE&G paid the City $26 million over a four-year period (1996-1999). Such amount was deferred (see Note 1L)and included in "Long-Term Debt."

       SCE&G has three-year revolving lines of credit totaling $75 million, in addition to other lines of credit, that provide liquidity for issuance of commercial paper. The three-year lines of credit provide back-up liquidity when commercial paper outstanding is in excess of $175 million. The long-term nature of the lines of credit allow commercial paper in excess of $175 million to be classified as long-term debt. SCE&G's commercial paper outstanding totaled $143.1 million and $125.2 million at December 31, 1999 and 1998 at weighted average interest rates of 6.63 percent and 5.32 percent, respectively.

       Substantially all utility plant and fuel inventories are pledged as collateral in connection with long-term debt.

       The Company has a credit agreement with banks totaling $300 million for a three-year term loan. The unused amount at December 31, 1999 was $300 million (see Note 13).

4.     FUEL FINANCINGS:

       Nuclear and fossil fuel inventories and sulfur dioxide emission allowances are financed through the issuance by Fuel Company of short-term commercial paper. These short-term borrowings are supported by a three-year revolving credit agreement which expires December 19, 2000. The credit agreement provides for a maximum amount of $125 million that may be outstanding at any time. Since the credit agreement expires within one year, commercial paper amounts outstanding have been classified as short-term debt instead of the long-term classification of prior years.

       Commercial paper outstanding totaled $70.2 million and $66.0 million at December 31, 1999 and 1998 at weighted average interest rates of 6.44 percent and 5.45 percent, respectively.

5.     COMMON EQUITY:

     The changes in "Common Stock," without par value, during 1999, 1998 and 1997 are summarized as follows:

---------------------------------------------------- ------------------------
                               Number of Shares        Millions of Dollars
---------------------------------------------------- ------------------------
Balance December 31, 1996          106,175,273                  $1,125.3
   Issuance of common stock            1,145,840                       27.6
---------------------------------------------------- ------------------------
Balance December 31, 1997          107,321,113                    1,152.9
   Repurchase of common stock         (3,748,490)                  (110.0)
---------------------------------------------------- ------------------------
Balance December 31, 1998          103,572,623                    1,042.9
   Changes in common stock                   -                          -
---------------------------------------------------- ------------------------
Balance December 31, 1999          103,572,623                  $1,042.9
==================================================== ========================

       The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 1999 approximately $29.7 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

     Cash dividends on common stock were declared during 1999, 1998 and 1997at an annual rate per share of $1.32, $1.54 and $1.51, respectively.

6.     PREFERRED STOCK:

       The call premium of the respective series of preferred stock in no case exceeds the amount of the annual dividend. Retirements under sinking fund requirements are at par values.

       The aggregate annual amount of purchase fund or sinking fund requirements for preferred stock for the years 2000 through 2004 is $2.8 million.

       The changes in "Total Preferred Stock (Subject to purchase or sinking funds)" during 1999, 1998 and 1997 are summarized as follows:

---------------------------------------------------- -----------------------
                              Number of Shares       Millions of Dollars
---------------------------------------------------- -----------------------
Balance December 31, 1996               706,102               $ 45.4
   Shares Redeemed:
       $100 par value                  (202,812)               (20.3)
         $50 par value                 (252,196)               (12.6)
---------------------------------------------------- -----------------------
Balance December 31, 1997               251,094                  12.5
   Shares Redeemed:
         $50 par value                  (11,042)                 (0.5)
---------------------------------------------------- -----------------------
Balance December 31, 1998               240,052                  12.0
   Shares Redeemed:
         $50 par value                    (8,565)                (0.4)
---------------------------------------------------- -----------------------
Balance December 31, 1999               231,487               $ 11.6
==================================================== =======================

       On October 28, 1997 SCE&G Trust I (the "Trust"), a wholly owned subsidiary of SCE&G, issued $50 million (2,000,000 shares) of 7.55 percent Trust Preferred Securities, Series A (the "Preferred Securities"). SCE&G owns all of the Common Securities of the Trust (the "Common Securities"). The Preferred
Securities and the Common Securities (the "Trust Securities") represent undivided beneficial ownership interests in the assets of the Trust. The Trust exists for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from SCE&G its 7.55 percent Junior Subordinated Debentures due September 30, 2027. The sole asset of the Trust is $50.0 million of Junior Subordinated Debentures of SCE&G. Accordingly, no financial statements of the Trust are presented. SCE&G's obligations under the Guarantee Agreement entered into in connection with the Preferred Securities, when taken together with SCE&G's obligation to make interest and other payments on the Junior Subordinated Debentures issued to the Trust and SCE&G's obligations under the Indenture pursuant to which the Junior Subordinated Debentures were issued, provides a full and unconditional guarantee by SCE&G of the Trust's obligations under the Preferred Securities. Proceeds were used to redeem preferred stock of SCE&G.

         The preferred securities of the Trust are redeemable only in conjunction with the redemption of the related 7.55 percent Junior Subordinated Debentures. The Junior Subordinated Debentures will mature on September 30, 2027 and may be redeemed, in whole or in part, at any time on or after September 30, 2002 or upon the occurrence of a Tax Event. A Tax Event occurs if an opinion is received from counsel experienced in such matters that there is more than an insubstantial risk that: (1) the Trust is or will be subject to Federal income tax, with respect to income received or accrued on the Junior Subordinated Debentures, (2) interest payable by SCE&G on the Junior Subordinated Debentures will not be deductible, in whole or in part, by SCE&G for Federal income tax purposes, or (3) the Trust will be subject to more than a de minimis amount of other taxes, duties, or other governmental charges.

     Upon the redemption of the Junior Subordinated Debentures, payment will simultaneously be applied to redeem Preferred Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Subordinated Debentures. The Preferred Securities are redeemable at $25 per preferred security plus accrued distributions.

7.     INCOME TAXES:

       Total income tax expense for 1999, 1998 and 1997 is as follows:

----------------------------------------------- ----------------- --------------
                                    1999              1998              1997
----------------------------------------------- ----------------- --------------
--------------------------------------------------------------------------------
                                             (Millions of Dollars)
Current taxes:
      Federal                       $ 94.5           $114.8            $101.3
      State                            0.6              2.2              (5.4)
----------------------------------------------- ----------------- --------------
----------------------------------------------- ----------------- --------------
            Total current taxes       95.1            117.0              95.9
----------------------------------------------- ----------------- --------------
----------------------------------------------- ----------------- --------------
Deferred taxes, net:
      Federal                          6.1              2.3               3.5
      State                            1.5              2.0               0.3
----------------------------------------------- ----------------- --------------
----------------------------------------------- ----------------- --------------
            Total deferred taxes       7.6              4.3               3.8
----------------------------------------------- ----------------- --------------
----------------------------------------------- ----------------- --------------
Investment tax credits:
      Deferred - State                13.4             14.3              19.0
      Amortization of amounts
        deferred - State              (1.2)            (0.9)             (1.5)
      Amortization of amounts
        deferred - Federal            (3.6)            (3.6)             (3.6)
---------------------------------------------------------------- ---------------
---------------------------------------------------------------- ---------------
            Total investment
              tax credits              8.6              9.8              13.6
---------------------------------------------------------------- ---------------
================================================================ ===============
            Total income tax
              expense               $111.3           $131.1            $113.6
================================================================ ===============

       The difference in total income tax expense and the amount calculated from the application of the statutory Federal income tax rate (35% for 1999, 1998 and 1997) to pre-tax income is reconciled as follows:

                                           1999            1998           1997
                                                  (Millions of Dollars)

Net income                                 $179.0         $223.4         $220.7
Total income tax expense:
   Charged to operating expense             109.9          136.2          105.4
   Charged (credited) to other items          1.4           (5.1)           8.2
Preferred stock dividends                     7.4            7.5            9.2
===================================================== ==========================
      Total pre-tax income                 $297.7         $362.0         $343.5
===================================================== ==========================
Income taxes on above at statutory
  Federal income tax rate                  $104.2         $126.7         $120.2
Increases (decreases) attributed to:
  State income taxes (less Federal
    income tax effect)                        9.3           11.4            8.1
   Deferred income tax reversal at
     higher than statutory rates             (3.6)          (3.7)          (4.2)
   Amortization of Federal investment
     tax credits                             (3.6)          (3.6)          (3.6)
   Allowance for equity funds used
    during construction                      (2.8)          (1.1)          (2.5)
   Non-deductible book basis for
     assets sold                              3.5              -              -
   Other differences, net                     2.7            3.0           (4.4)
================================================= =============== ==============
        Total income tax expense           $111.3         $131.1         $113.6
================================================= =============== ==============

       The tax effects of significant temporary differences comprising the Company's net deferred tax liability of $789.2 million at December 31, 1999 and $606.2 million at December 31, 1998, (see Note 1I), are as follows:

                                                   1999              1998
----------------------------------------------------------- ------------------
                                                 (Millions of Dollars)
Deferred tax assets:
   Unamortized investment tax credits             $ 62.8            $ 66.9
   Cycle billing                                    15.5              20.6
   Early retirement programs                        14.8              13.0
   Deferred compensation                             8.8               7.4
   Other postretirement benefits                    36.6              32.9
   Other                                            19.0              23.7
----------------------------------------------------------- ------------------
        Total deferred tax assets                  157.5             164.5
----------------------------------------------------------- ------------------

Deferred tax liabilities:
   Property, plant and equipment                   665.4             658.8
   Pension expense                                  50.7              39.2
   Research and experimentation                     27.3              32.5
   Reacquired debt                                   7.6               7.5
   Investments in equity securities                184.7              20.5
   Other                                            11.0              12.2
----------------------------------------------------------- ------------------
        Total deferred tax liabilities             946.7             770.7
----------------------------------------------------------- ------------------
Net deferred tax liability                        $789.2            $606.2
=========================================================== ==================

       The Internal Revenue Service has examined and closed consolidated Federal income tax returns of the Company through 1995, and is currently examining the Company's Federal returns for 1996 and 1997. The Company does not anticipate that any adjustments which might result from these examinations will have a significant impact on the results of operations, cash flows or financial position of the Company.

8.     FINANCIAL INSTRUMENTS:

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

--------------------------------------------------------------------------------
                                               1999                 1998
--------------------------------------------------------------------------------
                                                   Estimated           Estimated
                                         Carrying    Fair     Carrying   Fair
                                          Amount     Value     Amount    Value
--------------------------------------------------------------------------------
                                                  (Millions of Dollars
Assets:
    Cash and temporary cash investments   $116.0   $116.0      $ 62.0   $ 62.0
    Investments                            941.8  1,952.4       409.7    464.7
Liabilities:
    Short-term borrowings                  266.5     266.5      194.4    194.4
    Long-term debt                       1,865.8   1,830.7    1,729.7  1,869.2
    Preferred stock (subject to purchase
       or sinking funds)                    11.6                 12.0     11.3
                                             8.5

       The information presented herein is based on pertinent information available to the Company as of December 31, 1999 and 1998. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 1999, and the current estimated fair value may differ significantly from the estimated fair value at that date.

       The following methods and assumptions were used to estimate the fair value of the above classes of financial instruments:

     o Cash and temporary cash investments, including commercial paper, repurchase agreements, treasury bills and notes, are valued at their carrying amount.

     o Fair values of investments and long-term debt are based on quoted market prices of the instruments or similar instruments, or for those instruments for which there are no quoted market prices available, fair values are based on net present value calculations. Settlement of long-term debt may not be possible or may not be a prudent management decision.

     o    Short-term borrowings are valued at their carrying amount.

     o The fair value of preferred stock (subject to purchase or sinking funds) is estimated on the basis of market prices.

     o Potential taxes and other expenses that would be incurred in an actual sale or settlement have not been taken into consideration.

        At December 31, 1999, SCANA Communications Holdings, Inc. (SCH), a wholly owned subsidiary of SCI, held the following investments in ITC Holding Company (ITC) and its affiliates:

     o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates PCS systems in several major Southeastern markets. SCH owns approximately 4.9 million common shares of Powertel at a cost of approximately $72.8 million. Powertel common stock closed at $100.375 per share on December 31, 1999, resulting in a pre-tax unrealized holding gain of $417.8 million. The after-tax amount of such gain is included in "Other Comprehensive Income." In addition, SCH owns the following series of non-voting convertible preferred shares, at the approximate cost noted: 100,000 shares series B ($75.1 million), 50,000 shares series D ($22.5 million) and 50,000 shares 6.5 percent series E ($75.0 million). Dividends on Preferred series E shares are paid in common shares of Powertel. Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, as converted , the market value of the underlying common shares for the preferred shares was approximately $975.3 million at December 31, 1999, resulting in an unrecorded pre-tax holding gain of $802.7 million.

     o ITC^DeltaCom, Inc. (ITCD) is a fiber optic telecommunications provider. SCH owns approximately 5.1 million common shares of ITCD at a cost of approximately $42.7 million. ITCD common stock closed at $27.625 per share on December 31, 1999, resulting in a pre-tax unrealized holding gain of $98.3 million. The after-tax amount of such gain is included in "Other Comprehensive Income." In addition, SCH owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares are convertible in March 2002 into 2,961,542 shares of ITCD common stock. The market value of series A preferred stock of ITCD is not readily determinable. However, as converted, the market value of the underlying common stock for the series A preferred stock was approximately $81.8 million at December 31, 1999, resulting in an unrecorded pre-tax holding gain of $70.6 million.

     o Knology Holdings, Inc. (Knology) is a broad-band service provider of cable television, telephone and internet services. SCH owns 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million. In November 1999, SCH exercised 753 warrants to purchase 753 series A preferred shares of Knology at a cost of $1.1 million. Immediately following this purchase, Knology preferred shares split 600 for one, resulting in SCH's ownership of 451,800 shares. The market value of this investment is not readily determinable.

     o ITC has an ownership interest in several Southeastern communications companies. SCH owns approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $7.1 million, $8.9 million, and $5.0 million, respectively. Series A and series B preferred shares are convertible in March 2002 into ITC common shares on a four to one basis. The market value of these investments is not readily determinable.

       On November 10, 1999 substantially all of the assets of SCANA Propane Gas, Inc., SCANA Propane Storage, Inc., and C&T Pipeline, LLC (a wholly owned subsidiary of Pipeline Corporation) were sold for approximately $94.5 million. The resulting after-tax gain of $29.9 million was recorded in "Other Income." Proceeds from the sale were used to reduce short-term debt.

9.     SHORT-TERM BORROWINGS:

       The Company pays fees to banks as compensation for its committed lines of credit. Commercial paper borrowings are for 270 days or less. Details of lines of credit (including uncommitted lines of credit) and short-term borrowings, excluding amounts classified as long-term (Note 3), at December 31, 1999 and 1998 and for the years then ended are as follows:

------------------------------------------------------------ ---------------
                                                 1999             1998
------------------------------------------------------------ ---------------
                                                  (Millions of Dollars)

Authorize lines of credit at year-end             $558.3           $513.0
Unused lines of credit at year-end                $505.0           $443.8

Short-term borrowings outstanding at year-end:
     Bank loans                                   $  53.2         $  69.2
          Weighted average interest rate             7.80%           6.66%
      Commercial paper                              213.3          $125.2
          Weighted average interest rate             6.63%           5.32%
------------------------------------------------------------ ---------------

10.    COMMITMENTS AND CONTINGENCIES:

   A.   Lake Murray Dam Reinforcement

        On October 15, 1999 the FERC notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. SCE&G and FERC have been discussing possible reinforcement alternatives for the dam over the past several years as part of SCE&G's ongoing hydroelectric operating license with FERC. Costs of the alternatives being discussed range up to approximately $195 million. Although any costs incurred by SCE&G would be recoverable through electric rates, SCE&G also is exploring alternative sources of funding. The project is to be completed by the end of 2003.

B.     Nuclear Insurance

       The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.5 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $58.7 million per incident, but not more than $6.7 million per year.

       SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $2.0 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $3.3 million.

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

C.     Environmental

       In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned MGPs, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between SCE&G and the EPA.

       In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup. As part of the environmental settlement, SCE&G agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction, and is scheduled for completion in the spring of 2000.

       SCE&G owns three other decommissioned MGP sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with the South Carolina Department of Health and Environmental Control (DHEC) pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion, and a covenant not to sue. SCE&G is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

D.     Franchise Agreement

       See Note 3 for a discussion of the electric franchise agreement between SCE&G and the City of Charleston.

E.     Claims and Litigation

       The Company is engaged in various claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company. No estimate of the range of loss from these matters can be currently determined.

        The Company and Westvaco each own a 50 percent interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The facility began operations in March 1999. Financing for the facility of approximately $139.8 million was provided to Cogen by banks. On September 10, 1998 the contractor in charge of construction filed suit in South Carolina Circuit Court seeking approximately $52 million from Cogen, alleging that construction cost overruns relating to the facility were incurred and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, SCE&G and the Company are also named in the suit. The Company and the other defendants believe the suit is without merit and are mounting an appropriate defense. The Company does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

       On December 2, 1999 an unsuccessful bidder for the purchase of the propane gas assets of SCANA filed suit against SCANA in Circuit Court seeking unspecified damages. The suit alleges the existence of a contract for the sale of assets to the plaintiff and various causes of action associated with that contract. The Company is confident in its position and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

11.    SEGMENT OF BUSINESS INFORMATION:

       The Company's reportable segments, based on combined revenues from external and internal sources, are Electric Operations, Gas Distribution, Gas Transmission and Energy Marketing. Electric Operations is comprised of the electric portion of SCE&G, GENCO and Fuel Company and is primarily engaged in the generation, transmission and distribution of electricity. SCE&G's electric service territory extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. Sales of electricity to industrial, commercial and residential customers are regulated by the PSC. SCE&G is also regulated by the FERC. GENCO owns and operates the Williams Station generating facility and sells all of its electric generation to SCE&G. GENCO is regulated by the FERC. Fuel Company acquires, owns and provides financing for the fuel and emission allowances required for the operation of SCE&G and GENCO generation facilities.

       Gas Distribution, comprised of SCE&G's local distribution operations, is engaged in the purchase and sale, primarily at retail, of natural gas. These operations extend to 30 counties in South Carolina covering approximately 21,000 square miles. Gas Transmission is comprised of Pipeline Corporation, which is engaged in the purchase, transmission and sale of natural gas on a wholesale basis to distribution companies (including SCE&G), and directly to industrial customers in 40 counties throughout South Carolina. Pipeline Corporation also owns LNG liquefaction and storage facilities. Both of these segments are regulated by the PSC. Energy Marketing markets electricity, natural gas and other light hydrocarbons, primarily in the Southeast. Energy Marketing, doing business as SCANA Energy, also markets natural gas in Georgia's deregulated natural gas market.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company records intersegment sales and transfers of electricity and gas based on rates established by the appropriate regulatory authority. Non-regulated sales and transfers are recorded at current market prices.

       The Company's regulated reportable segments share a similar regulatory environment and, in some cases, overlapping service areas. However, Electric Operations' product differs from the other segments, as does its generation process and method of distribution. The gas segments differ from each other primarily based on the class of customers each serves and the marketing strategies resulting from those differences. Energy Marketing is a non-regulated segment.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------
                                 Electric       Gas           Gas         Energy      All     Adjustments/    Consolidated
             1999               Operations  Distribution  Transmission  Marketing    Other    Eliminations       Total
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------

External Customer Revenue       $1,226         $234          $188           $431     $  75     $  (504)     $  1,650
Intersegment Revenue               308            5           154             11      (478)          -             -
Operating Income (Loss             288           17            14                                   (5)          310
                                                                               -        (4)
Interest Expense                    12          n/a             4                       23           98          142
                                                                               5
Depreciation & Amortization        148           13             7                       13          (14)         168
                                                                               1
Income Tax Expense/(Benefit)         1          n/a             7            (26)       21          107          110
Net Income                           6          n/a            14            (49)       22          186          179
Segment Assets                   4,751          399           253            144     1,269          (805)      6,011
Expenditures for Assets            201           19             8             30        (1)          261           4
Deferred Tax Assets                  6          n/a             3              1        16             2           4
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------
                                 Electric       Gas           Gas         Energy      All     Adjustments/    Consolidated
             1998               Operations  Distribution  Transmission  Marketing    Other    Eliminations       Total
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------

External Customer Revenue         $1,220         $226         $ 185          $568     $ 69         $(636)        $1,632
Intersegment Revenue                 286            5           145             -        8          (444)             -
Operating Income (Loss)              319           21            20             -       (5)          (10)           345
Interest Expense                      11          n/a             4             -       19            89            123
Depreciation & Amortization          126           12             7             -       11           (11)           145
Income Tax Expense/(Benefit)           1          n/a             8            (8)      (2)          137            136
Net Income                             6          n/a            16           (14)      (4)          219            223
Segment Assets                     4,600          381           239            73      764          (776)         5,281
Expenditures for Assets              205           19            11             4       56             8            303
Deferred Tax Assets                    5          n/a             3             -        9             5             22
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------


------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------
                                 Electric       Gas           Gas         Energy      All     Adjustments/    Consolidated
             1997               Operations  Distribution  Transmission  Marketing    Other    Eliminations       Total
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------

External Customer Revenue        $1,103        $ 231          $188          $207      $ 88        $ (294)      $ 1,523
Intersegment Revenue                124            3           152             2        50          (331)            -
Operating Income (Loss)             280           22            21             -        (4)           (5)          314
Interest Expense                     12          n/a             4             -        14             91          121
Depreciation & Amortization         135           11             6             1        28            (28)         153
Income Tax Expense/(Benefit)          1          n/a             7             -         9             88          105
Net Income                            5          n/a            18            (1)       19            180           221
Segment Assets                    4,417          364           243            40       614           (746)        4,932
Expenditures for Assets             189           15            18             -        70             (4)          288
Deferred Tax Assets                   6          n/a             5             -        (1)            15            25
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------


       Revenues and assets from segments below the quantitative thresholds are attributable to SCE&G's transit operations, which are regulated by the PSC, and to nine other wholly owned subsidiaries of the Company. These subsidiaries
conduct   non-regulated   operations   in  the   electric,   natural   gas   and
telecommunications industries. None of these subsidiaries met any of the quantitative thresholds for determining reportable segments in 1999, 1998 or 1997. Significant non-cash activities included the Charleston electric franchise agreement and the Charleston environmental agreement related to a MGP site.

       Management uses operating income to measure segment profitability for regulated operations. For non-regulated operations, management uses net income for this purpose. Accordingly, SCE&G does not allocate interest charges or income tax expense/(benefit) to the Electric Operations or Gas Distribution segments. Similarly, management evaluates utility plant for segments attributable to SCE&G and total assets for SCE&G as a whole, as well as for other operating segments. Therefore, SCE&G does not allocate accumulated depreciation, common and non-utility plant, or deferred tax assets to reportable segments. However, GENCO does have interest charges, income taxes and deferred tax assets which are included in Electric Operations. Interest income is not reported by segment and is not material.

       The Consolidated Financial Statements report operating revenues, comprised of the reportable segments, except Energy Marketing, and the non-reportable transit operations segment. Energy Marketing's revenues and revenues from other non-reportable segments are included in Other Income. Therefore, the adjustments to total revenue remove revenues from non-regulated segments. Adjustments to Net Income consist of SCE&G's unallocated net income.

       Adjustments to assets consist of various reclassifications made for external reporting purposes. Segment assets include utility plant only (excluding accumulated depreciation) for Electric Operations, Gas Distribution and Transit Operations, and all assets for Gas Transmission and the remaining non-reportable segments. As a result, unallocated assets include accumulated depreciation, offset in part by common, non-utility and non-regulated plant for SCANA and SCE&G, and by non-fixed assets for Electric Operations, Gas Distribution and Transit Operations.
       Adjustments to Interest Charges, Income Tax Expense/(Benefit) and Deferred Tax Assets include primarily the totals from SCANA or SCE&G that are not allocated to the segments. Interest Charges is also adjusted to eliminate inter-affiliate charges. Adjustments to depreciation and amortization consist of non-regulated segment expenses, which are not included in the depreciation and amortization reported on a consolidated basis. Deferred Tax Assets are also adjusted to remove the non-current portion of those assets.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                    1999
-----------------------------------------------------------------------  -------
                                      First  Second    Third    Fourth
                                     Quarter Quarter   Quarter  Quarter  Annual
--------------------------------------------- -------------- ------------------
                                 (Millions of Dollars, except per share amounts)

Total operating revenues               $397      $375   $480   $398      $1,650
Operating income                         78        65    109     58         310
Net income                               37        24     67     51         179
Earnings per weighted average
  share of common stock as reported     .36       .23    .65    .49        1.73
--------------------------------------------- ------------------ ---------------


                                                  1998
--------------------------------------------------------------------------------
                                      First  Second   Third    Fourth
                                     Quarter Quarter  Quarter  Quarter   Annual
----------------------------------------------------- -------------- -----------
                                 (Millions of Dollars, except per share amounts)

Total operating revenues              $406    $387     $474     $365    $1,632
Operating income                        91     74       120       60       345
Net income                              64     42        86       31       223
Earnings per weighted average
  share of common stock as reported    .60    .40       .82      .30      2.12
--------------------------------------------------------------------------------


13.  COMPLETED ACQUISITION

     On February 10, 2000, the Company completed its acquisition of Public Service Company of North Carolina, Inc, (PSNC) and became a registered public utility holding company under PUHCA. The transaction is being accounted for as a purchase. The transaction is valued at approximately $900 million, including the assumption of debt, and was financed through the issuance of two-year floating rate notes and bank credit agreements totaling $700 million. .

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                FINANCIAL SECTION

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

       Statements included in this discussion and analysis (or elsewhere in this annual report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment,
(2) changes in the utility regulatory environment, (3) changes in the economy in SCE&G's service territory, (4) the impact of competition from other energy suppliers, (5) the management of SCE&G's operations, (6) growth opportunities,
(7) the results of financing efforts, (8) changes in SCE&G's accounting policies, (9) weather conditions in areas served, (10) inflation, (11) changes in environmental regulations and (12) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the SEC. SCE&G disclaims any obligation to update any forward-looking statements.

COMPETITION

       The electric utility industry continues a major transition that is resulting in expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, future prices of electricity, and the regulatory actions which may be taken by the PSC, the FERC and the SEC in response to the changing environment cannot be predicted. However, the FERC, in issuing Order 888 in April 1996, accelerated competition among electric utilities by providing for open access to wholesale transmission service. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately two percent of SCE&G's electric revenue is under FERC jurisdiction for the purpose of setting rates for wholesale service. Legislation is pending in South Carolina that would deregulate the state's retail electric market and enable customers to choose their supplier of electricity. SCE&G is not able to predict whether the legislation will be enacted and, if it is, the conditions it will impose on utilities that currently operate in the state and future market participants.

       SCE&G and its parent company, SCANA, are aggressively pursuing actions to position themselves strategically for the transformed environment. To enhance its flexibility and responsiveness to change, one of SCANA's wholly owned subsidiaries, SCANA Energy Marketing (Energy Marketing), is aggressively marketing natural gas to residential and commercial customers in Georgia's newly deregulated natural gas market. Management believes that successfully competing in the Georgia market will provide necessary experience and potential market share for a deregulated electric industry. In addition, SCE&G has undertaken a variety of initiatives, including the accelerated recovery of its electric regulatory assets. SCE&G has established open access transmission tariffs and is selling bulk power to wholesale customers at market-based rates. A significant new management information system was implemented in 1998, and a new customer information and billing system was implemented in 1999. Marketing of services to commercial and industrial customers has increased significantly. SCE&G has obtained long term power supply contracts with a significant portion of its industrial customers. SCE&G believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the evolving operating environment.

       Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, SCE&G may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on SCE&G's results of operations in the period the write-off would be recorded. It is expected that cash flows and the financial position of SCE&G would not be materially affected by the discontinuation of the accounting treatment. SCE&G reported approximately $188 million and $59 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $121million and $43 million, respectively, on its balance sheet at December 31, 1999.

       SCE&G's generation assets are exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, SCE&G could be required to write down its investment in these assets. SCE&G cannot predict whether any write-downs will be necessary and, if they are, the extent to which they would adversely affect SCE&G's results of operations in the period in which they would be recorded. As of December 31, 1999, SCE&G's net investment in fossil\hydroelectric generation and nuclear generation assets was $1,084.1 million and $602.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       The cash requirements of SCE&G arise primarily from its operational needs and construction program. The ability of SCE&G to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon its ability to attract the necessary financial capital on reasonable terms. SCE&G recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and SCE&G continues its ongoing construction program, it may be necessary to seek increases in rates. As a result, SCE&G's future financial position and results of operations will be affected by its ability to obtain adequate and timely rate and other regulatory relief, if requested.

       SCANA and Westvaco each own a 50 percent interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The facility began operations in March 1999. Financing for the facility of approximately $139.8 million was provided to Cogen by banks. On September 10, 1998 the contractor in charge of construction filed suit in Circuit Court seeking approximately $52 million from Cogen, alleging that it incurred construction cost overruns relating to the facility, and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, SCE&G and SCANA were also named in the suit. SCE&G and the other defendants believe the suit is without merit and are mounting an appropriate defense. SCE&G does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

       On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G is paying the City $25 million over seven years (1996 through
2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's, SCE&G paid the City $26 million over a four-year period (1996 through 1999). As part of the environmental settlement, SCE&G agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction, and is scheduled for completion in the spring of the year 2000.

       The revised estimated primary cash requirements for 2000, excluding requirements for fuel liabilities and short-term borrowings and including notes payable to affiliated companies, and the actual primary cash requirements for 1999 are as follows:

                                               2000            1999
--------------------------------------------------------- ---------------
                                              (Millions of Dollars)

Property additions and construction
   expenditures, net of allowance for
   funds used during construction               $267           $222
Nuclear fuel expenditures                         31              5
Maturing obligations, redemptions
  and sinking and purchase fund requirements     105             19
--------------------------------------------------------- ---------------
            Total                               $403           $246
========================================================= ===============

         Approximately 69% of total cash requirements (after payment of dividends) was provided from internal sources in 1999 as compared to 78% in 1998.

         SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for 12 consecutive months out of the 18 months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1999 the Bond Ratio was 6.01. The Old Mortgage allows the issuance of additional Class A Bonds to an additional principal amount equal to (i) 70 percent of unfunded net property additions (which unfunded net property additions totaled approximately $1,250 million at December 31, 1999), (ii) retirements of Class A Bonds (which retirement credits totaled $91.8 million at December 31, 1999), and (iii) cash on deposit with the Trustee.

         SCE&G has a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $715 million were available for such purpose as of December 31, 1999). New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1999 the New Bond Ratio was 5.95.

         On March 9, 1999 SCE&G issued $100 million of First Mortgage Bonds having an annual interest rate of 6 1/8 percent and maturing on March 1, 2009. The proceeds from the sale of these bonds were used to reduce short-term debt.

         Without the consent of at least a majority of the total voting power of SCE&G's preferred stock, SCE&G may not issue or assume any unsecured indebtedness if, after such issue or assumption, the total principal amount of all such unsecured indebtedness would exceed 10 percent of the aggregate principal amount of all of SCE&G's secured indebtedness and capital and surplus; however, no such consent is required to enter into agreements for payment of principal, interest and premium for securities issued for pollution control purposes.

         Pursuant to Section 204 of the Federal Power Act, SCE&G must obtain FERC authority to issue short-term debt. The FERC has authorized SCE&G to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of 12 months or less, but not later than December 31, 2001.

         At December 31, 1999 SCE&G had $285 million of authorized lines of credit which include a credit agreement for a maximum of $250 million to support the issuance of commercial paper. Unused lines of credit at December 31, 1999 totaled $285 million. SCE&G's commercial paper outstanding at December 31, 1999 and December 31, 1998 was $143.1 million and $125.2 million, respectively. In addition, Fuel Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 1999. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 1999 was $70.2 million. This commercial paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by SCE&G.

         SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the 12 consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1999 the Preferred Stock Ratio was 1.79.

         SCE&G anticipates that its 2000 cash requirements of $526 million will be met through internally generated funds (approximately 70%, after payment of dividends) and the incurrence of additional short-term and long-term indebtedness. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future.

         On September 21, 1999 SCE&G announced a $180 million gas turbine generator project in Aiken County, South Carolina. Two combined-cycle turbines will burn natural gas to produce 300 megawatts of new electric generation and use exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station. The turbine project is scheduled to be completed by June 2002.

         On October 15, 1999 the FERC notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. SCE&G and FERC have been discussing possible reinforcement alternatives for the dam over the past several years as part of SCE&G's ongoing hydroelectric operating license with FERC. Costs of the alternatives being discussed range up to approximately $195 million. Although any costs incurred by SCE&G would be recoverable through electric rates, SCE&G also is exploring alternative sources of funding. The project is to be completed by the end of 2003.

Environmental Matters

         The Clean Air Act requires electric utilities to reduce emissions of sulfur dioxide and nitrogen oxide substantially by the year 2000. These requirements are being phased in over two periods. The first phase had a compliance date of January 1, 1995 and the second, January 1, 2000. SCE&G's facilities did not require modifications to meet the requirements of Phase I. SCE&G is meeting the Phase II requirements through the burning of natural gas and/or lower sulfur coal in its generating units and the purchase and use of sulfur dioxide emission allowances. Low nitrogen oxide burners have been installed to reduce nitrogen oxide emissions to the levels required by Phase II. Air toxicity regulations for the electric generating industry are likely to be proposed in 2000.

         SCE&G filed compliance plans with DHEC related to Phase II sulfur dioxide requirements in 1995 and Phase II nitrogen oxide requirements in 1999, 1998 and 1997. SCE&G currently estimates that air emissions control equipment will require capital expenditures of $48 million over the 2000-2004 period to retrofit existing facilities, with increased operation and maintenance costs of approximately $1 million per year. To meet compliance requirements through the year 2009, SCE&G anticipates total capital expenditures of approximately $53 million.

         The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of SCE&G's generating units. Concurrent with renewal of these permits, the permitting agency has implemented a more rigorous program in monitoring and controlling thermal discharges and strategies for toxicity reduction in wastewater streams. SCE&G has been developing compliance plans for these initiatives. Amendments to the Clean Water Act proposed in Congress include several provisions which, if passed, could prove costly to SCE&G. These include, but are not limited to, limitations to mixing zones and the implementation of technology-based standards.

         In 1998 DHEC promulgated regulations for the disposal of industrial solid waste as directed by the South Carolina Solid Waste Policy and Management Act of 1991. These regulations may significantly increase SCE&G's costs of construction and operation of existing and future ash management facilities.

         SCE&G has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. SCE&G has also recovered portions of its environmental liabilities through settlements with various insurance carriers. As of December 31, 1998, SCE&G had recovered all amounts previously deferred for its electric operations. SCE&G expects to recover all deferred amounts related to its gas operations by December 2005. Deferral amounts, net of amounts recovered through rates and insurance settlements, totaled $23.7 million and $21.3 million at December 31, 1999 and 1998, respectively. The deferral includes the estimated costs to be associated with the matters discussed below.

     o In September 1992 the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned MGPs, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. SCE&G estimates that the Record of Decision will result in costs of approximately $13.3 million, of which approximately $4 million remains. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between SCE&G and the EPA. However, SCE&G submitted a Comprehensive Remedial Design Work Plan on December 17, 1999, and is proceeding with implementation pending agency approval.

                In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction and is scheduled for completion in the spring of the year 2000.

o SCE&G owns three other decommissioned MGP sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with DHEC pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion, and a covenant not to sue. SCE&G is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

Regulatory Matters

       On September 14, 1999 the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan will be implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G will increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year could be carried forward for possible use in the subsequent year. The accelerated capital recovery plan will be accomplished through existing customer rates.

       On December 11, 1998 the PSC issued an order requiring SCE&G to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the 12 months ended September 30, 1998. This return on common equity exceeded SCE&G's authorized return of 12 percent by 1.04 percent, or $22.7 million, primarily as a result of record-breaking heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the 12 months ended September 30, 1998. . On January 12, 1999 the PSC denied SCE&G's motion for reconsideration, ruled that no further rate action was required, and reaffirmed SCE&G's return on equity of 12 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

       On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates which were fully implemented by January 1997. The PSC authorized a return on common equity of 12.0 percent. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for rate-making purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order initially to the Circuit Court, which affirmed the PSC's decisions, and subsequently, to the Supreme Court. In March 1998, SCE&G, the PSC, the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized SCE&G to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $9.8 million was recorded in March 1998. The agreement does not affect retail electric rates. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction. In September 1998 the Supreme Court affirmed the Circuit Court's rulings on the issues contested by the remaining intervenor.

       SCE&G's regulated business operations were impacted by the NEPA and FERC Orders No. 636 and 888. NEPA was designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. See Competition for a discussion of FERC Order 888. Order No. 636 was intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of SCE&G, it continues to be able to meet successfully the challenges of these altered business climates and does not anticipate any material adverse impact on the results of operations, cash flows, financial position or business prospects.

Other Matters

         SCE&G successfully completed its efforts to ensure Year 2000 readiness for all of its critical systems. As a result, SCE&G experienced no interruption in the services it provides to its customers during the transition to the Year 2000. Although SCE&G has not experienced any Year 2000 problems, there can be no guarantees that there will not be any Year 2000 problems in the future. The cost of SCE&G's Year 2000 efforts totaled approximately $15.8 million.

RESULTS OF OPERATIONS

Net Income

    Net income and the percent increase from the previous year for the years 1999, 1998 and 1997 were as follows:

                                       1999          1998       1997
---------------------------------------------- ----------- ----------
                                          (Millions of Dollars)

Net income                            $189.2       $227.2    $194.7
Percent increase (decrease)
  in net income                       (16.75%)      16.72%     2.19%
---------------------------------------------- ----------- ----------

o  1999       Net  income  decreased  for the year  primarily  due to a rate reduction, milder weather, and higher fuel costs. In addition, completion of a new customer billing system and cogeneration facility, among other factors, resulted in increased operating and depreciation expenses. These factors were partially offset by customer growth and pension income. Also affecting the decrease in net income was the depreciation reduction recorded in 1998 (as discussed below).

o  1998       Net  income  increased  for the year  primarily as a result of more favorable weather and customer growth which more than offset the impact of higher operating costs. In addition, net income includes a one-time, after-tax reduction to depreciation expense of approximately $5.5 million related to a change in depreciation rates retroactive to February 1996. This change in rates results from the reversal of a $257 million shift of depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996. See Liquidity and Capital Resources.

     Pension income recorded by SCE&G reduced operations expense by $16.3 million, $16.6 million and $11.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, pension income increased other income by $10.5 million and $9.0 million for the years ended December 31, 1999 and 1998, respectively. The reductions to operations expense for 1998 and 1997 were substantially offset by accelerated amortizations of a significant portion of the transition obligation for postretirement benefits other than pensions and certain regulatory assets as approved by the PSC.

     SCE&G's financial statements include AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 2.0 percent of income before income taxes in 1999, 3.8 percent in 1998 and 4.0 percent in 1997.

Electric Operations

     Electric operations sales margins for 1999, 1998 and 1997 were as follows:

                                            1999         1998          1997
-------------------------------------------------- ----------- ------------
----------------------------------------------------------------------------
                                                      (Millions of Dollars)

Electric revenue                           $1,226.0   $1,219.8     $1,103.1
Less:  Fuel used in electric generation
                                              214.4      212.3        181.0
           Purchased power
                                              141.4      116.4        109.2
-----------------------------------------------------------------------------
      Margin                              $   870.2     $891.1       $812.9
=============================================================================

o 1999 The sales margin decreased for 1999 primarily due to a rate reduction, milder weather and higher fuel costs. These factors were partially offset by customer growth.

o         1998 The sales margin increased for 1998 primarily due to more favorable weather and customer  growth.

      Increases (decreases) from the prior year in megawatt-hour (MWH) sales volume by classes were as follows:

  Classification                      1999    % Change      1998     % Change
  ---------------------------------------------------------------- -------------

  Residential                        (55,208)    (0.9%)   676,578    12.0%
  Commercial                          52,440      0.9%    577,852    10.9%
  Industrial                         316,087      5.4%    389,931     7.2%
  Sales for Resale (excluding
    interchange)                      63,304      5.6%     65,367     6.2%
 Other                               (17,652)    (3.3%)    29,823     5.9%
 ---------------------------------------------------------------- -------------
        Total territorial            358,971        -   1,739,551       -
  Negotiated Market Sales Tariff     183,442     12.3%    610,784    69.1%
  ------------------------------------------------------------------ -----------
       Total                         542,413      2.6%  2,350,335    12.5%
  ================================================================== ===========

o 1999 The sales volume decrease for residential was primarily due to milder weather which was partially offset by customer growth. Volumes for the remaining classes increased primarily due to customer growth.

o         1998The sales volume increases for 1998 were primarily due to more favorable weather and customer growth.

Gas Distribution

   Gas sales margins for 1999, 1998 and 1997 were as follows:

                                       1999            1998          1997
  ------------------------------------------------ -------------- ------------
                                             (Millions of Dollars)

  Gas operating revenues                $239.0         $230.4       $233.6
  Less:  Gas purchased for resale        152.6          142.4        151.9
  ------------------------------------------------ -------------- ------------
         Margin                         $ 86.4         $ 88.0       $ 81.7
  ================================================ ============== ============

o   1999     The sales margin decreased for 1999 primarily as a result of higher gas costs.

o 1998 The sales margin increased over 1997 due to renegotiation of industrial customers' contracts, lower gas prices and increased sales to electric generation facilities.

     Increases (decreases) from the prior year in dekatherm (DT) sales volume by classes, including transportation gas, were as follows:

  Classification       1999      % Change         1998      % Change
  ------------------------------ ------------- ------------ ------------
  Residential          (94,027)     (0.8%)       (2,685)         0.0%
  Commercial          404,654         3.6%       389,468         3.6%
  Industrial          644,485         3.7%     1,965,506        12.8%
  Transportation gas  (28,732)      (1.4%)      (673,795)      (25.2%)
      Total           926,380         2.2%     1,678,494         4.1%
  ============================== ============= ============ ============

o 1999The gas sales volume increases for 1999 were primarily due to customer expansion and customer growth. Residential volume decreased primarily due to milder weather.

o         1998  The  sales  volume  for  commercial  and  industrial   customers
          increased for 1998 as a result of lower gas prices and increased sales to electric generation facilities.

Other Operating Expenses and Taxes

     Increases (decreases) in other operating expenses, including taxes, were as follows:

                                         1999                 1998
------------------------------------------------ ---------------------
                                      (Millions of Dollars)

Other operation and maintenance        $  6.5                $27.4
Depreciation and amortization            23.2                 (9.0)
Income taxes                            (24.8)                29.9
Other taxes                               1.8                  5.6
------------------------------------------------ ---------------------
       Total                           $  6.7                $53.9
================================================ =====================

               o 1999Other operation and maintenance increased primarily due to a shift in labor from capital to expense related to the completion of a new customer billing system, a cogeneration facility becoming operational, and other operating costs. Thesecosts were partially offset by pension income, which in 1998 had been offset by the accelerated amortization of the Company's transition obligation expense for post-retirement benefits and other regulatory assets. Depreciation and amortization increased primarily due to the impact of the non-recurring adjustment to depreciation expense discussed under Net Income, increased amortization due to completion of a new customer billing system, and normal increases in utility plant. Income taxes decreased primarily due to decreased operating income. Other taxes increased primarily due to increased property taxes.

o 1998 Other operation and maintenance expenses increased primarily due to increased maintenance costs for electric generation and distribution facilities, various other electric operating costs and Year 2000 testing and remediation. The decrease in depreciation and amortization expense reflects the non-recurring adjustment to depreciation expense discussed under Net Income. The increase in income tax expense primarily reflects changes in operating income. The increase in other taxes primarily results from increased property taxes.

Interest Expense

     Increases (decreases) in interest expense, excluding the debt component of AFC, were as follows:

                                           1999                1998
------------------------------------------------- ---------------------
                                       (Millions of Dollars)

Interest on long-term debt, net           $1.9                $(1.4)
Other interest expense                     2.4                  1.3
------------------------------------------------- ---------------------
       Total                              $4.3                $(0.1)
================================================= =====================

     Interest expense increased over 1998 as a result of increased borrowings and increased weighted average interest rates on short-term and long-term borrowings. Interest expense did not change materially in 1998.

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

December 31, 1999                      Expected Maturity Date
                         -------------------------------------------------------
                                        (Millions of Dollars)

Liabilities             2000  2001  2002  2003 2004 Thereafter Total Fair Value
                         ---------- -------- --------- ----------- --------- ---

 Long-Term Debt:
 Fixed Rate ($)         127.5  27.6  27.6  129.4  123.9  933.0  1,369.0 1,232.7
 Average Interest Rate   6.16  6.73  6.73   6.37   7.52   7.72     7.39


December 31, 1998                    Expected Maturity Date
                         -------------------------------------------------------
                                      (Millions of Dollars)

Liabilities              2000  2001  2002 2003 2004  Thereafter Total Fair Value
                         ---------- -------- --------- ----------- --------- ---

 Long-Term Debt:
 Fixed Rate ($)         29.0  188.5  22.6  22.6  124.5  943.4  1,333.6   1,356.4
 Average Interest Rate  6.56   5.89  6.72  6.72   6.95   7.73     7.11

     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO CONSOLIDATED FINANCIAL
                        STATEMENTS AND SUPPLEMENTARY DATA
                                                                           Page

Independent Auditors' Report..............................................  80

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1999 and 1998..........  81

    Consolidated Statements of Income and Retained Earnings for years ended December 31, 1999, 1998 and 1997.............................  83

    Consolidated Statements of Cash Flows for the years ended December
        31, 1999, 1998 and 1997...........................................  84

    Consolidated Statements of Capitalization as of December
        31, 1999  and 1998................................................  85

    Notes to Consolidated Financial Statements............................  87

     Information required to be disclosed in supplemental financial statement schedules is included in the consolidated financial statements or in the notes thereto.

INDEPENDENT AUDITORS' REPORT



South Carolina Electric & Gas Company:

     We have audited the accompanying Consolidated Balance Sheets and Statements of Capitalization of South Carolina Electric & Gas Company (Company) as of December 31, 1999 and 1998 and the related Consolidated Statements of Income and Retained Earnings and of Cash Flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Part IV at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financil statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February 10 , 2000



SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED BALANCE SHEETS
  December 31,                                                          1999          1998
--------------------------------------------------------------------------------------------
                                                                     (Millions of Dollars)
ASSETS

Utility Plant (Notes 1, 3 & 4):
  Electric                                                           $4,337        $4,133
  Gas                                                                   392           366
  Other                                                                 191           175
-------------------------------------------------------------------------------------------
    Total                                                             4,920         4,674
  Less accumulated depreciation and amortization                      1,611         1,517
-------------------------------------------------------------------------------------------
    Total                                                             3,309         3,157
  Construction work in progress                                         149           219
  Nuclear fuel, net of accumulated amortization                          43            56
-------------------------------------------------------------------------------------------
      Utility Plant, Net                                              3,501         3,432
-------------------------------------------------------------------------------------------

Nonutility Property and Investments, net of accumulated
  depreciation (Note 8)                                                  19            16
-------------------------------------------------------------------------------------------

Current Assets:
  Cash and temporary cash investments (Note 8)                           78            36
  Receivables - customer and other                                      195           178
  Inventories (At average cost):
    Fuel (Notes 1, 3 & 4)                                                30            32
    Materials and supplies                                               48            47
  Prepayments                                                             8             8
  Deferred income taxes (Note 7)                                         16            21
-------------------------------------------------------------------------------------------
      Total Current Assets                                              375           322
-------------------------------------------------------------------------------------------

Deferred Debits:
  Emission allowances                                                    31            31
  Environmental                                                          24            22
  Nuclear plant decommissioning fund (Note 1)                            64            56
  Pension asset, net (Note 1)                                           144           115
  Other regulatory assets                                               164           180
  Other (Note 1)                                                         82            72
-------------------------------------------------------------------------------------------
      Total Deferred Debits                                             509           476
-------------------------------------------------------------------------------------------

       Total                                                         $4,404        $4,246
===========================================================================================












SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED BALANCE SHEETS
December 31,                                                            1999        1998
--------------------------------------------------------------------------------------------
                                                                     (Millions of Dollars)
CAPITALIZATION AND LIABILITIES

Stockholders' Investment:
  Common equity (Note 5)                                               $1,558      $1,499
  Preferred stock (Not subject to purchase or sinking funds)              106         106
-------------------------------------------------------------------------------------------
     Total Stockholders' Investment                                     1,664       1,605
Preferred Stock, net (Subject to purchase or sinking
  funds)(Notes 6 & 8)                                                    11          11
Company - Obligated Mandatorily Redeemable Preferred
  Securities of the Company's Subsidiary Trust,
  SCE&G Trust I holding solely $50
  million, principal amount of 7.55%
  of Junior Subordinated Debentures of the Company, due 2027 (Note 6)      50          50
Long-Term Debt, net (Notes 3 & 8)                                       1,121       1,206
-----------------------------------------------------------------------------------------
         Total Capitalization                                           2,846       2,872
-------------------------------------------------------------------------------------------

Current Liabilities:
  Short-term borrowings (Notes 4, 8 & 9)                                  213         125
  Current portion of long-term debt (Note 3)                              128          29
  Accounts payable                                                         78          97
  Accounts payable - affiliated companies (Notes 1 & 3)                    33          23
  Customer deposits                                                        17          17
  Taxes accrued                                                            60          75
  Interest accrued                                                         22          21
  Dividends declared                                                       28          38
  Other                                                                    10          10
-------------------------------------------------------------------------------------------
         Total Current Liabilities                                        589         435
-------------------------------------------------------------------------------------------

Deferred Credits:
  Deferred income taxes (Notes 1 & 7)                                     560         549
  Deferred investment tax credits (Notes 1 & 7)                           108         100
  Reserve for nuclear plant decommissioning (Note 1)                       64          56
  Postretirement benefits (Note 1)                                         98          87
  Regulatory liabilities                                                   59          65
  Other (Note 1)                                                           80          82
-------------------------------------------------------------------------------------------
         Total Deferred Credits                                           969         939
-------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 10)                                     -           -

           Total                                                       $4,404      $4,246
===========================================================================================



See Notes to Consolidated Financial Statements.








SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

For the Years Ended December 31,                              1999        1998        1997
-------------------------------------------------------------------------------------------
                              (Millions of Dollars)
Operating Revenues (Notes 1 & 2):
  Electric                                                  $1,226      $1,220      $1,103
  Gas                                                          239         230         234
  Transit                                                        2           1           1
--------------------------------------------------------------------------------------------
         Total Operating Revenues                            1,467       1,451       1,338
--------------------------------------------------------------------------------------------

Operating Expenses:
  Fuel used in electric generation                             214         212         181
  Purchased power (including affiliated
    purchases)(Note 1)                                         142         116         109
  Gas purchased from affiliate for resale (Note 1)             153         142         152
  Other operation                                              239         239         222
  Maintenance (Note 1)                                          85          79          67
  Depreciation and amortization (Note 1)                       154         131         140
  Income taxes (Notes 1 & 7)                                   103         128          98
  Other taxes                                                   94          92          87
--------------------------------------------------------------------------------------------
        Total Operating Expenses                             1,184       1,139       1,056
--------------------------------------------------------------------------------------------

Operating Income                                               283         312         282
--------------------------------------------------------------------------------------------

Other Income (Note 1):
  Allowance for equity funds used during construction            3           7           6
  Other income (loss), net of income taxes                       9           6           3
--------------------------------------------------------------------------------------------

        Total Other Income                                      12          13           9
--------------------------------------------------------------------------------------------

Income Before Interest Charges                                 295          325         291
---------------------------------------------------------------------------------------------

Interest Charges (Credits):
  Interest on long-term debt, net                               97          95          96
  Other interest expense (Notes 1 & 3)                         8           6           5
  Allowance for borrowed funds used
    during construction (Note 1)                                (3)         (7)         (6)
--------------------------------------------------------------------------------------------
        Total Interest Charges, Net                            102          94          95
--------------------------------------------------------------------------------------------

Income Before Preferred Dividend Requirements on
  Mandatorily Redeemable Preferred Securities                  193         231         196
Preferred Dividend Requirement of
  Company - Obligated Mandatorily Redeemable
  Preferred Securities                                           4           4           1
--------------------------------------------------------------------------------------------

Net Income                                                     189         227         195

Preferred Stock Cash Dividends (At stated rates)                (7)         (8)         (9)
--------------------------------------------------------------------------------------------
Earnings Available for Common Stock                            182         219         186
Retained Earnings at Beginning of Year                         491         438         415
Common Stock Cash Dividends Declared (Note 5)                 (123)       (166)       (163)
--------------------------------------------------------------------------------------------

Retained Earnings at End of Year                            $  550      $  491      $  438
============================================================================================

See Notes to Consolidated Financial Statements.









SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,                                 1999     1998      1997
--------------------------------------------------------------------------------------------
                              (Millions of Dollars)
Cash Flows From Operating Activities:
  Net income                                                     $189     $ 227     $ 195
  Adjustments to reconcile net income to net cash
    provided from operating activities:
    Depreciation and amortization                                 154       131       140
    Amortization of nuclear fuel                                   18        20        19
    Deferred income taxes, net                                     16        49        16
    Pension asset                                                 (29)      (33)      (24)
    Postretirement benefits                                        11        26        24
    Other regulatory assets                                        16       (23)       39
    Other regulatory liabilities                                   (6)        4         6
    Allowance for funds used during construction                   (6)      (14)      (12)
    Over (under) collection, fuel adjustment clause                (6)        1         -
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables                          (17)      (13)        6
      (Increase) decrease in inventories                            1        (8)        8
      Increase (decrease) in accounts payable                      (9)       35       (13)
      Increase (decrease) in taxes accrued                        (15)       30       (22)
    Other, net                                                    (7)        9       (14)
-----------------------------------------------------------------------------------------
Net Cash Provided From Operating Activities                       310       441       368
------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Utility property additions and
    construction expenditures, net of AFC                        (227)     (252)     (232)
  Increase in nonutility property and investments                  (3)       (1)       (5)
------------------------------------------------------------------------------------------
Net Cash Used For Investing Activities                           (230)     (253)     (237)
------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Proceeds:
    Issuance of mortgage bonds and other long-term debt            99         -         1
    Issuance of company - obligated mandatorily
      redeemable trust preferred securities                         -         -        49
    Equity contributions from parent                                -         -        12
    Issuance of preferred stock                                     -         -        99
  Repayments:
    Mortgage bonds                                                  -       (50)      (15)
    Other long-term debt                                           (9)      (11)        -
    Preferred stock                                                 -        (1)      (53)
    Repayment of bank notes                                       (10)        -         -
    Repayment of bank loans                                         -         -       (10)
  Dividend Payments:
    Common stock                                                 (133)     (187)     (141)
    Preferred stock                                                (7)       (7)       (9)
  Short-term borrowings, net                                       88       112       (77)
  Fuel and emission allowance financings, net                     (66)      (14)       14
------------------------------------------------------------------------------------------
Net Cash Used For Financing Activities                            (38)     (158)     (130)
------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Temporary Cash Investments     42        30         1
Cash and Temporary Cash Investments, January 1                     36         6         5
------------------------------------------------------------------------------------------
Cash and Temporary Cash Investments, December 31                 $ 78     $  36     $   6
==========================================================================================

Supplemental Cash Flows Information:
  Cash paid for - Interest (includes capitalized interest
                    of $3, $7 and $6)                            $102     $ 101     $  98
                - Income taxes                                    109        92       (48)

See Notes to Consolidated Financial Statements.














SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31,                                                                        1999            1998
Common Equity (Note 5):                                                             (Millions of Dollars)
  Common stock, 4.50 par value, authorized 50,000,000 shares; issued
    and outstanding, 40,296,147 shares                                           $  181           $  181
  Premium on common stock                                                           395              395
  Other paid-in capital                                                             437              437
  Capital stock expense                                                              (5)              (5)
  Retained earnings                                                                 550              491
-----------------------------------------------------------------------------------------------------------------
Total Common Equity                                                               1,558     55%    1,499     52%
----------------------------------------------------------------------------------------------------------------


Cumulative Preferred Stock (Not subject to purchase or sinking funds):

  $100 Par Value - Authorized 1,200,000 shares
   $50 Par Value - Authorized 125,209 shares

                         Shares Outstanding        Redemption Price

               Series     1999       1998
    $100 Par   6.52%   1,000,000  1,000,000             100.00                      100              100
     $50 Par   5.00%     125,209    125,209              52.50                        6                6
  ---------------------------------------------------------------------------------------------------------------
Total Preferred Stock (Not subject to purchase or sinking funds)                    106      4%      106      4%
----------------------------------------------------------------------------------------------------------------

Cumulative Preferred Stock (Subject to purchase or sinking funds)(Notes 6 & 8):

  $100 Par Value - Authorized 1,550,000 shares; None outstanding in 1999 and 1998

  $50 Par Value - Authorized 1,571,487 shares

                         Shares Outstanding        Redemption Price

               Series     1999       1998
                4.50%    11,200      12,800              51.00                        1                1
                4.60%(A) 18,052      20,052              51.00                        1                1
                4.60%(B) 61,200      64,600              50.50                        3                3
                5.125%   68,000      69,000              51.00                        3                3
                6.00%    73,035      73,600              50.50                        4                4
                        -------------------
      Total             231,487     240,052
                        ===================


   $25 Par Value - Authorized 2,000,000 shares; None outstanding in 1999 and 1998

Total Preferred Stock (Subject to purchase or sinking funds)                         12               12
Less: Current portion, including sinking fund requirements                            1                1
----------------------------------------------------------------------------------------------------------------
Total Preferred Stock, Net (Subject to purchase or sinking funds)                    11               11
----------------------------------------------------------------------------------------------------------------

Company-Obligated  Mandatorily  Redeemable Preferred Securities of the Company's
  Subsidiary  Trust,  SCE&G Trust I, holding solely $50 million principal amount of 7.55% of
  Junior Subordinated Debentures of the Company, due 2027.                           50    2%         50    2%
----------------------------------------------------------------------------------------------------------------





SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                          1999                1998
------------------------------------------------------------------------------------------------------
                                                                       (Millions of Dollars)
Long-Term Debt (Notes 3, 4 & 8):

First Mortgage Bonds:
                                       Year of
               Series                  Maturity

                6%                       2000                         100                  100
                6 1/4%                   2003                         100                  100
                7.70%                    2004                         100                  100
                6 1/8%                   2009                         100                    -
                7 1/8%                   2013                         150                  150
                7 1/2%                   2023                         150                  150
                7 5/8%                   2023                         100                  100
                7 5/8%                   2025                         100                  100

First and Refunding Mortgage Bonds:
                                       Year of
               Series                  Maturity

                9%                       2006                         131                  131
                8 7/8%                   2021                         103                  114

Pollution Control Facilities Revenue Bonds:
  Fairfield County Series 1984, due 2014 (6.50%)                       57                   57
  Orangeburg County Series 1994 due 2024 (5.70%)                       30                   30
  Other                                                                17                   16
Commercial Paper                                                        -                   66
Charleston Franchise Agreement due 1997-2002                           11                   14
Charleston Environmental Agreement                                      -                    6
Other                                                                   3                    4
------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                1,252                1,238
Less:   Current maturities, including sinking fund requirements       128                   29
         Unamortized discount                                           3                    3
------------------------------------------------------------------------------------------------------
Total Long-Term Debt, Net                                           1,121     39%        1,206    42%
-----------------------------------------------------------------------------------------------------
Total Capitalization                                               $2,846    100%       $2,872   100%
=====================================================================================================


See Notes to Consolidated Financial Statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A.     Organization and Principles of Consolidation

       South Carolina Electric & Gas Company (the Company), a public utility, is a South Carolina corporation organized in 1924 and a wholly owned subsidiary of SCANA Corporation, a South Carolina holding company. The Company is engaged predominately in the generation and sale of electricity to wholesale and retail customers in South Carolina and in the purchase, sale and transportation of natural gas to retail customers in South Carolina.

       The accompanying Consolidated Financial Statements include the accounts of the Company, South Carolina Fuel Company, Inc. (Fuel Company) and SCE&G Trust
I. Intercompany balances and transactions between the Company, Fuel Company and SCE&G Trust I have been eliminated in consolidation.

Affiliated Transactions

       The Company has entered into agreements with certain affiliates to purchase gas for resale to its distribution customers and to purchase electric energy. The Company purchases all of its natural gas requirements from Pipeline Corporation, and at December 31, 1999 and 1998, the Company had approximately $20.9 million and $16.1 million, respectively, payable to Pipeline Corporation for such gas purchases. The Company purchases all of the electric generation of Williams Station, which is owned by GENCO, under a unit power sales agreement. At December 31, 1999 and 1998 the Company had approximately $9.2 million and $5.8 million, respectively, payable to GENCO for unit power purchases. Such unit power purchases, which are included in "Purchased power," amounted to approximately $105.5 million, $85.0 million and $99.8 million in 1999, 1998 and 1997, respectively.

       Total interest income, based on market interest rates, associated with the Company's advances to affiliated companies was approximately $921,000, $281,000 and $20,000 in 1999, 1998 and 1997, respectively.

       In 1999, 1998 and 1997 there were no amounts relating to advances from affiliated companies included in "Other interest expense."

B.     Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statements of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of December 31, 1999, approximately $188 million and $59 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $121 million and $43 million, respectively. The electric and gas regulatory assets of approximately $35 million and $34 million, respectively (excluding deferred income tax assets) are being recovered through rates and, as discussed in Note 2C, the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $7 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

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

       The  Company,  operator  of the V.  C.  Summer  Nuclear  Station  (Summer
Station), and Santee Cooper (formerly the South Carolina Public Service Authority) are joint owners of Summer Station in the proportions of two-thirds and one-third, respectively. The parties share the operating costs and energy output of the plant in these proportions. Each party, however, provides its own financing. Plant-in-service related to the Company's portion of Summer Station was approximately $959.7 million and $983.3 million as of December 31, 1999 and 1998, respectively. Accumulated depreciation associated with the Company's share of Summer Station was approximately $365.1 million and $369.2 million as of December 31, 1999 and 1998, respectively. The Company's share of the direct expenses associated with operating Summer Station is included in "Other operation" and "Maintenance" expenses.

E.     Allowance for Funds Used During Construction

       AFC, a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company has calculated AFC using composite rates of 7.7%, 8.5% and 8.8% for 1999, 1998 and 1997, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. Interest on nuclear fuel in process and sulfur dioxide emission allowances is capitalized at the actual interest amount incurred.

F.     Revenue Recognition

       Customers' meters are read and bills are rendered on a monthly cycle basis. Base revenue is recorded during the accounting period in which the meters are read.

       Fuel costs for electric generation are collected through the fuel cost component in retail electric rates. The fuel cost component contained in electric rates is established by the PSC during annual fuel cost hearings. Any difference between actual fuel costs and that contained in the fuel cost component is deferred and included when determining the fuel cost component during the next annual fuel cost hearing. The Company had undercollected through the electric fuel cost component approximately $10.1 million and $3.1 million at December 31, 1999 and 1998, respectively, which are included in "Deferred Debits
- Other."

       Customers subject to the gas cost adjustment clause are billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings. Any difference between actual gas costs and that contained in rates is deferred and included when establishing gas costs during the next annual gas cost recovery hearing. At December 31, 1999 and 1998 the Company had undercollected through the gas cost recovery procedure approximately $4.1 million and $5.2 million, respectively, which are included in "Deferred Debits Other."

       The Company's gas rate schedules for residential, small commercial and small industrial customers include a weather normalization adjustment, which minimizes fluctuations in gas revenues due to abnormal weather conditions.

G.     Depreciation and Amortization

       Provisions for depreciation are recorded using the straight-line method for financial reporting purposes and are based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates were 2.99%, 3.02% and 3.09% for 1999, 1998 and 1997, respectively.

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

H.     Nuclear Decommissioning

       Decommissioning of Summer Station is presently scheduled to commence when the operating license expires in the year 2022. Based on a 1991 study, the expenditures (on a before-tax basis) related to the Company's share of decommissioning activities are estimated, in 2022 dollars assuming a 4.5 percent annual rate of inflation, to be $545.3 million including partial reclamation costs. The Company is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. The Company's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction
Plan). Under this plan, funds collected through rates ($3.2 million in each of 1999 and 1998) are used to pay premiums on insurance policies on the lives of certain Company personnel. The Company is the beneficiary of these policies. Through these insurance contracts, the Company is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by the Company to an external trust fund in compliance with the financial assurance requirements of the Nuclear Regulatory Commission. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from the Company described above. The Company records its liability for decommissioning costs in deferred credits.

       Pursuant to the National Energy Policy Act passed by Congress in 1992 and the requirements of the DOE, the Company has recorded a liability for its estimated share of the DOE's decontamination and decommissioning obligation. The liability, approximately $3.2 million at December 31, 1999, has been included in "Long-Term Debt, net." The Company is recovering the cost associated with this liability through the fuel cost component of its rates; accordingly, this amount has been deferred and is included in "Deferred Debits - Other."

I.     Income Taxes

       Deferred tax assets and liabilities are recorded for the tax effects of all significant temporary differences between the book basis and tax basis of assets and liabilities at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for changes in such rates through charges or credits to regulatory assets or liabilities if they are expected to be recovered from, or passed through to, customers; otherwise, they are charged or credited to income tax expense.

J.     Pension Expense and Other Postretirement Benefits

       The Company participates in SCANA's noncontributory defined benefit pension plan, which covers substantially all permanent employees. Benefits are based on years of accredited service and the employee's average annual base earnings received during the last three years of employment. SCANA's policy has been to fund the plan to the extent permitted by the applicable Federal income tax regulations as determined by an independent actuary.

     In addition to pension benefits, the Company provides certain health care and life insurance benefits to active and retired employees. Retirees share in a portion of their medical care cost. The Company provides life insurance benefits to retirees at no charge. The costs of postretirement benefits other than pensions are accrued during the years the employees render the service necessary to be eligible for the applicable benefits. Additionally, to accelerate the amortization of the remaining transition obligation for postretirement benefits other than pensions, as authorized by the PSC, the Company expensed approximately $0.7 million, $15.7 million and $15.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. (See Note 2C.)

     Disclosures   required  for  these  plans  under   Statement  of  Financial
Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" are set forth in the following tables:

                     Components of Net Periodic Benefit Cost

                                                                Other
                                    Retirement Benefits  Postretirement Benefits
                                   1999     1998   1997    1999    1998   1997
                                    (Millions of Dollars) (Millions of Dollars)

Service Cost                        10.0     8.3    6.8     3.0     2.6    2.5
Interest Cost                       27.9    25.9   23.5     9.5     9.4    7.8
Expected return on assets          (65.5)  (59.3) (41.6)    N/A     N/A    N/A
Prior service cost amortization     1.1      1.1    1.1     0.7     0.7    0.7
Actuarial (gain) loss              (8.6)    (9.6)  (7.0)    1.2     1.0    0.1
Transition amount amortization      0.8      0.8    0.8     1.7    19.1   18.9
Special termination benefit cost    5.5      0.0    0.0     1.0     0.0    0.0
Amounts contributed (by) to
  Company affiliates                1.1      0.3    0.3    (0.9)   (0.7)  (0.7)
Net periodic benefit (income)
  cost                            (27.7)   (32.5) (16.1)   16.2    32.1   29.3


                 Weighted-Average Assumptions as of December 31

                                                             Other
                                  Retirement Benefits    Postretirement Benefits

                                  1999    1998   1997     1999   1998    1997
                                  ----    ----   ----     ----   ----    ----

Discount rate                      8.0%    7.0%   7.5%     8.0%   7.0%    7.5%
Expected return on plan assets     9.5%    9.5%   8.0%     N/A    N/A     N/A
Rate of compensation increase      4.0%    4.0%   4.0%     4.0%   4.0%    4.0%

                          Change in Benefit Obligation

                                                               Other
                                   Retirement Benefits   Postretirement Benefits

                                    1999       1998       1999        1998
                                  (Millions of Dollars)   (Millions of Dollars)

Benefit obligation, Jan. 1           389.3    344.4      137.0        108.8
Service cost                          10.0      8.3        3.0          2.6
Interest cost                         27.9     25.9        9.5          9.4
Plan participants' contributions       0.1      0.1        0.5          0.5
Actuarial loss (gain)                (51.6)    28.3      (14.5)        23.3
Benefits paid                        (18.9)   (17.7)      (6.7)        (7.6)
Special termination benefit cost       5.5      0.0        1.0          0.0
Benefit obligation, Dec. 31          362.3    389.3      129.8        137.0

                              Change in Plan Assets

                               Retirement Benefits

                                                   1999         1998
                                                 (Millions of Dollars)

Fair value of plan assets, Jan. 1                   698.8         632.9
Actual return on plan assets                        103.0          83.5
Company contribution                                      -         -
Plan participants' contributions                      0.1           0.1
Benefits paid                                       (18.9)        (17.7)
Fair value of plan assets, Dec. 31                  783.0         698.8


The Company does not fund postretirement benefits other than pensions.

                             Funded Status of Plans
                                                              Other
                                   Retirement Benefits  Postretirement Benefits

                                    1999        1998       1999          1998
                                  (Millions of Dollars)   (Millions of Dollars)

Funded status, Dec. 31               420.8      309.5     (129.8)      (137.0)
Unrecognized actuarial (gain)/loss  (294.0)    (213.4)      18.8         34.5
Unrecognized prior service cost       11.3       12.3        4.3          5.1
Unrecognized net transition
  obligation                           5.6        6.5        9.1         10.7
                                     -----      -----      -----        -----
Net amount recognized                143.7      114.9      (97.6)       (86.7)


                               Health Care Trends

The determination of net periodic postretirement benefit cost is based on the following assumptions:

                                              1999         1998          1997
----------------------------------------------------- ------------ -------------

Health care cost trend rate                   8.0%         8.5%          9.0%
Ultimate health care cost trend rate          5.5%         5.0%          5.5%
Year achieved                                 2005         2005          2004

     The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit cost and the accumulated postretirement benefit obligation for health care benefits are as follows:

                                        1%            1%
                                      Increase     Decrease
                                      (Millions of Dollars)

Effect on health care cost              0.2          (0.2)
Effect on postretirement obligation     2.9          (3.3)

K.   Debt Premium, Discount and Expense, Unamortized Loss on Reacquired Debt

     Long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.

L.    Environmental

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. As of December 31, 1999 the Company has recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2005. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $23.7 million and $21.3 million at December 31, 1999 and 1998, respectively. The deferral includes the estimated costs associated with the matters discussed in Note 10C.

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

O.        Recently Issued Accounting Standard

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the Statement, which will be implemented by the Company for the fiscal year beginning January 1, 2001, establish accounting and reporting standards for derivative instruments, including those imbedded in other contracts, and hedging activities. The impact that adoption of the provisions of the Statement will have on the Company's results of operations, cash flows and financial position has not been determined.

P.     Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the 1999 presentation.

Q.     Use of Estimates

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

2.   RATE MATTERS:

       A. On September 14, 1999 the PSC approved an accelerated capital recovery plan for the Company's Cope Generating Station. The Plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein the Company will increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by the Company based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year could be carried forward for possible use in the subsequent year. The accelerated capital recovery plan will be accomplished through existing customer rates.

       B. On December 11, 1998 the PSC issued an order requiring the Company to reduce retail electric rates on a prospective basis. The PSC acted in response to the Company reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the 12 months ended September 30, 1998. This return on common equity exceeded the Company's authorized return of 12 percent by 1.04 percent, or $22.7 million, primarily as a result of record-breaking heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the 12 months ended September 30, 1998. On January 12, 1999 the PSC denied the Company's motion for reconsideration. However, the PSC also ruled that no further rate action was required, and reaffirmed the Company's return on equity of 12 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

       C. On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates which were fully implemented by January 1997. The PSC authorized a return on common equity of 12.0 percent. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift, for rate-making purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order initially to the Circuit Court, which affirmed the PSC's decisions, and subsequently, to the Supreme Court. In March 1998 the Company, the PSC, the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized the Company to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $9.8 million was recorded in March 1998. The agreement does not affect retail electric rates. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction. In September 1998 the Supreme Court affirmed the Circuit Court's rulings on the issues contested by the remaining intervenor.

       D. In 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In October 1999, as a result of the annual review, the PSC approved the Company's request to maintain the billing surcharge at $.011 per therm to provide for the recovery of the remaining balance of $24.2 million.

       E. In September 1992 the PSC issued an order granting the Company a $.25 increase in transit fares from $.50 to $.75 in Columbia , South Carolina; however, the PSC also required $.40 fares for low income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. The Company appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied in an order dated May 9, 1996. In this order, the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996 the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996 the PSC issued an order affirming its previous orders and denied the Company's request for reconsideration. The Company has appealed these two PSC orders to the Circuit Court where they are awaiting action.

3.      LONG-TERM DEBT:

     The  annual  amounts  of  long-term   debt   maturities  and  sinking  fund
requirements for the years 2000 through 2004 are summarized as follows:

    ------------------- ----------------- ------------------ -----------------
           Year              Amount             Year              Amount
    ------------------- ----------------- ------------------ -----------------
                              (Millions of Dollars

           2000              $127.5             2003              $129.4
           2001                 27.6            2004               123.9
           2002                 27.6
    ------------------- ----------------- ------------------ -----------------

       Approximately $23.6 million of the portion of long-term debt payable in 2000 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

       On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with the Company. In consideration for the electric franchise agreement, the Company is paying the City $25 million over seven years (1996-2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against the Company involving the Calhoun Park area, where the Company and its predecessor companies operated a MGP until the 1960's, the Company paid the City $26 million over a four-year period (1996-1999). Such amount was deferred (see Note 1L) and included in "Long-Term Debt."

       The Company has three-year revolving lines of credit totaling $75 million, in addition to other lines of credit, that provide liquidity for issuance of commercial paper. The three-year lines of credit provide back-up liquidity when commercial paper outstanding is in excess of $175 million. The long-term nature of the lines of credit allow commercial paper in excess of $175 million to be classified as long-term debt. The Company had outstanding commercial paper of $143.1million and $125.2 million at December 31, 1999 and 1998, at weighted average interest rates of 6.63 percent and 5.32 percent, respectively.

       Substantially all utility plant and fuel inventories are pledged as collateral in connection with long-term debt.

4.     FUEL FINANCINGS:

       Nuclear and fossil fuel inventories and sulfur dioxide emission allowances are financed through the issuance by Fuel Company of short-term commercial paper. These short-term borrowings are supported by a three-year revolving credit agreement which expires December 19, 2000. The credit agreement provides for a maximum amount of $125 million that may be outstanding at any time. Since the credit agreement expires within one year, commercial paper amounts outstanding have been classified as short-term debt instead of the long-term classification of prior years.

       Commercial paper outstanding totaled $70.2 million and $66.0 million at December 31, 1999 and 1998 at weighted average interest rates of 6.44 percent and 5.45 percent, respectively.

5.  COMMON EQUITY:

       The changes in "Stockholders' Investment" (Including Preferred Stock Not Subject to Purchase or Sinking Funds) during 1999, 1998 and 1997 are summarized as follows:


                                                   Common Shares   Preferred Shares    Millions of Dollars
-------------------------------------------------------------------------------------- --------------------
Balance December 31, 1996                            10,296,147          322,877            $1,439.5
   Changes in Retained Earnings:
       Net Income                                                                              194.6
       Cash Dividends Declared:
           Preferred Stock (at stated rates)                                                    (9.3)
           Common Stock                                                                       (162.6)
   Equity Contributions from Parent including
     transfer of assets                                                                          12.1
    Issuance of Preferred Stock                                        1,000,000                100.0
    Redemption of Preferred Stock                                       (197,668)               (19.8)
    Changes in Capital Stock Expense                                                              0.1
    Changes in Loss on Resale of Reacquired Stock                                                (1.6)
-------------------------------------------------------------------------------------- --------------------
Balance December 31, 1997                              40,296,147      1,125,209              1,553.0
    Changes in Retained Earnings:                                                               227.2
        Net income
        Cash Dividends Declared:
           Preferred Stock  (at stated rates)                                                    (7.5)
           Common Stock                                                                        (167.3)
    Other Paid in Capital                                                                        (0.2)
-------------------------------------------------------------------------------------- --------------------
Balance December 31, 1998                              40,296,147      1,125,209              1,605.2
   Changes in Retained Earnings
        Net Income                                                                              189.1
        Cash Dividends Declared:
           Preferred Stock (at stated rates)                                                     (7.4)
          Common Stock                                                                         (122.4)
-------------------------------------------------------------------------------------- --------------------
Balance December 31, 1999                              40,296,147      1,125,209             $1,664.5
====================================================================================== ====================


       The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 1999 approximately $29.7 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

6.     PREFERRED STOCK:

       The call premium of the respective series of preferred stock in no case exceeds the amount of the annual dividend. Retirements under sinking fund requirements are at par values.

       The aggregate annual amount of purchase fund or sinking fund requirements for preferred stock for the years 2000 through 2004 is $2.8 million.

       The changes in "Total Preferred Stock (Subject to purchase or sinking funds)" during 1999, 1998 and 1997 are summarized as follows:

----------------------------------------------------- -----------------------
                               Number of Shares       Millions of Dollars
----------------------------------------------------- -----------------------
Balance December 31, 1996                706,102               $ 45.4
   Shares Redeemed:
       $100 par value                   (202,812)               (20.3)
         $50 par value                  (252,196)               (12.6)
----------------------------------------------------- -----------------------
Balance December 31, 1997                251,094                  12.5
   Shares Redeemed:
         $50 par value                   (11,042)                 (0.5)
----------------------------------------------------- -----------------------
Balance December 31, 1998                240,052                  12.0
   Shares Redeemed:
         $50 par value                     (8,565)                (0.4)
----------------------------------------------------- -----------------------
Balance December 31, 1999                231,487               $ 11.6
===================================================== =======================

       On October 28, 1997 SCE&G Trust I (the "Trust"), a wholly-owned subsidiary of the Company, issued $50 million (2,000,000 shares) of 7.55 percent Trust Preferred Securities, Series A (the "Preferred Securities"). The Company owns all of the Common Securities of the Trust (the "Common Securities"). The Preferred Securities and the Common Securities (the "Trust Securities") represent undivided beneficial ownership interests in the assets of the Trust. The Trust exists for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from the Company its 7.55 percent Junior Subordinated Debentures due September 30, 2027. The sole asset of the Trust is $50 million of Junior Subordinated Debentures of the Company. Accordingly, no financial statements of the Trust are presented. The Company's obligations under the Guarantee Agreement entered into in connection with the Preferred Securities, when taken together with the Company's obligation to make interest and other payments on the Junior Subordinated Debentures issued to the Trust and the Company's obligations under the Indenture pursuant to which the Junior Subordinated Debentures were issued, provides a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities. Proceeds were used to redeem preferred stock of the Company.

       The preferred securities of the Trust are redeemable only in conjunction with the redemption of the related 7.55 percent Junior Subordinated Debentures. The Junior Subordinated Debentures will mature on September 30, 2027 and may be redeemed, in whole or in part, at any time on or after September 30, 2002 or upon the occurrence of a Tax Event. A Tax Event occurs if an opinion is received from counsel experienced in such matters that there is more than an insubstantial risk that: (1) the Trust is or will be subject to Federal income tax, with respect to income received or accrued on the Junior Subordinated Debentures, (2) interest payable by the Company on the Junior Subordinated Debentures will not be deductible, in whole or in part, by the Company for Federal income tax purposes, or (3) the Trust will be subject to more than a de minimis amount of other taxes, duties, or other governmental charges.

       Upon the redemption of the Junior Subordinated Debentures, payment will simultaneously be applied to redeem Preferred Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Subordinated Debentures. The Preferred Securities are redeemable at $25 per preferred security plus accrued distributions.

7.     INCOME TAXES:

       Total income tax expense for 1999, 1998 and 1997 is as follows:

----------------------------------------------- -----------------------------
                                      1999          1998           1997
----------------------------------------------------------------------------
                                             (Millions of Dollars)
Current taxes:
      Federal                         $ 91.3       $116.1        $  88.0
      State                              0.3          2.1           (6.9)
-------------------------------------------- ------------- ------------
        Total current taxes             91.6        118.2           81.1
-------------------------------------------- ------------- -------------
Deferred taxes, net:
      Federal                            7.7          1.8           3.7
      State                              1.4          2.0           1.5
-------------------------------------------- ------------- -------------
        Total deferred taxes             9.1          3.8           5.2
--------------------------------------------------------------
Investment tax credits:
      Deferred - State                  13.4         14.3          19.0
      Amortization of amounts
        deferred - State               (1.2)         (0.9)         (1.5)
      Amortization of amounts
        deferred - Federal             (3.2)         (3.2)         (3.2)
-------------------------- ----------------- ------------
        Total investment tax credits    9.0          10.2          14.3
-------------------------------------------------- ------------- --------------
================================================== ============= ==============
            Total income tax expense $109.7        $132.2       $100.6
================================================== ============= ==============

     The difference in total income tax expense and the amount calculated from the application of the statutory Federal income tax rate (35% for 1999, 1998 and 1997) to pre-tax income is reconciled as follows:

------------------------------------------------------------------------ -------
                                                       1999      1998      1997
------------------------------------------------------------- -------------- ---
                                                        (Millions of Dollars)

Net income                                            $189.2    $227.2   $194.7
Total income tax expense:
   Charged to operating expense                        103.1     127.9     98.1
   Charged (credited) to other items                     6.6       4.2      2.5
============================================================= ========= ========
      Total pre-tax income                            $298.9    $359.3   $295.3
============================================================= ========= ========
Income taxes on above at statutory Federal
   income tax rate                                     $104.6   $125.8   $103.4
Increases (decreases) attributed to:
   State income taxes (less Federal income tax effect)    9.0     11.4      7.9
   Deferred income tax reversal at
     higher than statutory rates                        (3.0)     (3.1)    (3.5)
   Amortization of Federal investment tax credits       (3.2)     (3.2)    (3.2)
   Allowance for equity funds used during construction  (2.4)     (0.9)    (2.1)
   Other differences, net                                3.3       3.6     (1.9)
============================================================= ==================
        Total income tax expense                      $109.7    $132.2   $100.6
============================================================= ==================

 The tax effects of significant temporary differences comprising the Company's net deferred tax liability of $544.8 million at December 31, 1999 and $528.2 million at December 31, 1998 (see Note 1I), are as follows:

------------------------------------------------------ ------------------
                                              1999              1998
------------------------------------------------------ ------------------
                                            (Millions of Dollars)
Deferred tax assets:
   Unamortized investment tax credits        $ 57.9            $ 61.7
   Cycle billing                               15.5              20.6
   Early retirement programs                   14.8              13.0
   Deferred compensation                        8.6               7.2
   Other postretirement benefits               36.6              32.9
   Other                                       11.1              12.0
------------------------------------------------------ ------------------
        Total deferred tax assets             144.5             147.4
------------------------------------------------------ ------------------

Deferred tax liabilities:
   Property, plant and equipment              593.5             584.9
   Pension expense                             50.7              39.2
   Reacquired debt                              7.6               7.5
   Research and experimentation                27.3              32.5
   Deferred fuel                                5.5               3.4
   Other                                        4.7               8.1
------------------------------------------------------ ------------------
        Total deferred tax liabilities        689.3             675.6
------------------------------------------------------ ------------------
Net deferred tax liability                   $544.8            $528.2
====================================================== ==================

       The Internal Revenue Service has examined and closed consolidated Federal income tax returns of SCANA through 1995, and is currently examining SCANA's Federal returns for 1996 and 1997. The Company does not anticipate that any adjustments which might result from these examinations will have a significant impact on the results of operations, cash flows or financial position of the Company.

8.     FINANCIAL INSTRUMENTS:

       The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

------------------------------------------------------------------- ------------
                                              1999                1998
---------------------------------------------------------------- ---------------
                                                  Estimated           Estimated
                                        Carrying    Fair     Carrying   Fair
                                         Amount     Value     Amount    Value
---------------------------------------------------------------- ---------------
                                                     (Millions of Dollars
Assets:
    Cash and temporary cash investments  $  78.4   $  78.4    $ 35.6    $ 35.6
    Investments                              5.1       4.7       4.7       5.1
Liabilities:
    Short-term borrowings                  213.3     213.3     125.2     125.2
    Long-term debt                       1,248.6   1,232.7   1,234.8   1,356.4
    Preferred stock (subject to
     purchase or sinking funds)             11.6      11.5      11.3       8.5

       The information presented herein is based on pertinent information available to the Company as of December 31, 1999 and 1998. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 1999, and the current estimated fair value may differ significantly from the estimated fair value at that date.

       The following methods and assumptions were used to estimate the fair value of the above classes of financial instruments:

o      Cash  and  temporary  cash  investments,   including   commercial  paper,
       repurchase agreements, treasury bills and notes, are valued at their carrying amount.

o Fair values of investments and long-term debt are based on quoted market prices of the instruments or similar instruments, or for those instruments for which there are no quoted market prices available, fair values are based on net present value calculations. Settlement of long term debt may not be possible or may not be a prudent management decision.

o        Short-term borrowings are valued at their carrying amount.

o The fair value of preferred stock (subject to purchase or sinking funds) is estimated on the basis of market prices.

o Potential taxes and other expenses that would be incurred in an actual sale or settlement have not been taken into consideration.

9.   SHORT-TERM BORROWINGS:

       The Company pays fees to banks as compensation for its committed lines of credit. Commercial paper borrowings are for 270 days or less. Details of lines of credit (including uncommitted lines of credit) and short-term borrowings, excluding amounts classified as long-term (Note 3 ), at December 31, 1999 and 1998 and for the years then ended are as follows:

-------------------------------------------------------------- ---------------
                                                   1999             1998
-------------------------------------------------------------- ---------------
                                                    (Millions of Dollars)

Authorize lines of credit at year-end               $410             $513.0
Unused lines of credit at year-end                  $410             $443.8
Short-term borrowings outstanding at year-end:
      Commercial paper                             213.3             $125.2
          Weighted average interest rate            6.63%              5.32%
-------------------------------------------------------------- ---------------


10.  COMMITMENTS AND CONTINGENCIES:

A.      Lake Murray Dam Reinforcement

        On October 15, 1999 the FERC notified the Company of its agreement with the Company's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. The Company and FERC have been discussing possible reinforcement alternatives for the dam over the past several years as part of the Company's ongoing hydroelectric operating license with FERC. Costs of the alternatives being discussed range up to approximately $195 million. Although any costs incurred by the Company would be recoverable through electric rates, the Company also is exploring alternative sources of funding. The project is to be completed by the end of 2003.

B.      Nuclear Insurance

        The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.5 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $58.7 million per incident, but not more than $6.7 million per year.

       The Company  currently  maintains  policies  (for itself and on behalf of
Santee Cooper) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $2.0 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $3.3 million.

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

C.     Environmental

       In September 1992 the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned MGPs, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potential Responsible Parties (PRPs) have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved the Company's Removal Action Work Plan for soil excavation. The Company completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing the Company to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between the Company and the EPA.

         In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by the Company to the City. The Company is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup. As part of the environmental settlement, the Company agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction, and is scheduled for completion in the spring of the year 2000.

         The Company owns three other decommissioned MGP sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, the Company entered into a Remedial Action Plan Contract with DHEC pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give the Company a Certificate of Completion, and a covenant not to sue. The Company is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

D.     Franchise Agreement

       See Note 3 for a discussion of the electric franchise agreement between SCE&G and the City of Charleston.

E.     Claims and Litigation

       The Company is engaged in various claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company. No estimate of the range of loss from these matters can be currently determined.

       SCANA and Westvaco each own a 50 percent interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The facility began operations in March 1999. Financing for the facility of approximately $139.8 million was provided to Cogen by banks. On September 10, 1998 the contractor in charge of construction filed suit in South Carolina Circuit Court seeking approximately $52 million from Cogen, alleging that construction cost overruns relating to the facility were incurred and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, the Company and SCANA are also named in the suit. The Company and the other defendants believe the suit is without merit and are mounting an appropriate defense. The Company does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

11.      SEGMENT OF BUSINESS INFORMATION:

         The Company's reportable segments, based on combined revenues from external and internal sources, are Electric Operations and Gas Distribution. Electric Operations is comprised of the electric portion of SCE&G and Fuel Company and is primarily engaged in the generation, transmission, and distribution of electricity. The Company's electric service territory extends into 24 counties covering more than 15,000 square miles in the central, southern, and southwestern portions of South Carolina. Sales of electricity to industrial, commercial, and residential customers are regulated by the PSC. Fuel Company acquires, owns, and provides financing for the fuel and emission allowances required for the operation of SCE&G generation facilities.

         Gas Distribution is comprised of SCE&G's local distribution operations. This segment is engaged in the purchase and sale, primarily at retail, of natural gas. These operations extend to 30 counties in South Carolina covering approximately 21,000 square miles.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company records intersegment sales and transfers of electricity and gas based on rates established by the appropriate regulatory authority. Non-regulated sales and transfers are recorded at current market prices.

         The Company's reportable segments share a similar regulatory environment and, in some cases, overlapping service areas. However, Electric Operation's product differs from Gas Distribution, as does its generation process and method of distribution.

                       Disclosure of Reportable Segments
                              (Millions of Dollars)

--------------------------- ----------------------------------------------------
                          Electric      Gas       All  Adjustments/ Consolidated
              1999       Operations Distribution Other  Eliminations     Total
--------------------------- ----------------------------------------------------


External Customer Revenue   $1,226       $239      $   2      $  -        $1,467
Intersegment Revenue           203          2          -      (205)            -
Operating Income (Loss)        275         17         (4)       (5)         283
Interest Expense                 5        n/a          4        93          102
Depreciation & Amortization    141         13          -         -          154
Segment Assets               4,452        399        222      (669)       4,404
Expenditures for Assets        198         19         13         -          230
Deferred Tax Assets              2        n/a          -        14           16
--------------------------- ----------------------------------------------------

--------------------------------------- ------------- ----------- --------------
                          Electric      Gas       All  Adjustments/ Consolidated
              1998       Operations Distribution Other Eliminations     Total
--------------------------------------- ------------- ------ ----------------- -
External Customer Revenue   $1,220    $230     $  1      $   -          $1,451
Intersegment Revenue           201       3        -       (204)              -
Operating Income (Loss)        307      21       (5)       (11)            312
Interest Expense                 4     n/a        4         86              94
Depreciation & Amortization    120      11        -          -             131
Assets                       4,305     381      209       (649)          4,246
Expenditures for Assets        179      19       39          8             245
Deferred Tax Assets              1     n/a        -         20              21
--------------------------------------- ------------- ------ ----------------- -

---------------------------------------- ------------- ----------- ------------
                         Electric      Gas       All   Adjustments/ Consolidated
              1997       Operations Distribution Other Eliminations    Total
---------------------------------------- ------------- ----------- -------------

External Customer Revenue   $1,103       $234      $  1     $   -      $1,338
Intersegment Revenue            24          1         -       (25)          -
Operating Income (Loss)        269         22        (4)       (5)        282
Interest Expense               n/a          1        89        95           5
Depreciation & Amortization    129         11         -         -         140
Assets                       4,240        364       227      (777)      4,054
Expenditures for Assets        186         15        32        (1)        232
Deferred Tax Assets            n/a          -        20        21           1
---------------------------------------- ------------- ----------- -------------


         Revenues and assets from segments below the quantitative thresholds are attributable primarily to the Company's transit operations, SCE&G Trust I and non-regulated activities. None of these segments met any of the quantitative thresholds for determining reportable segments in 1999, 1998 or 1997. Significant non-cash activities included the Charleston electric franchise agreement and the Charleston environmental agreement related to a MGP site.

         Management uses operating income to measure segment profitability for regulated operations. Accordingly, the Company does not allocate interest charges or income tax expense/(benefit) to its segments. Similarly, management evaluates utility plant for its segments. Therefore, the Company does not allocate accumulated depreciation, common and non-utility plant, or deferred tax assets to its segments. Interest income is not reported by segment and is not material.

         The Consolidated Financial Statements report operating revenues, comprised of the reportable segments and the non-reportable transit operations segment. Adjustments to assets consist of various reclassifications made for external reporting purposes. Segment assets include utility plant only (excluding accumulated depreciation) for all segments. As a result, adjustments to assets include accumulated depreciation, offset in part by common and non-utility plant and non-fixed assets for the segments.

         Adjustments to Interest Charges and Deferred Tax Assets include primarily the unallocated amounts from the Company. Interest Charges is also adjusted to eliminate inter-segment charges. Deferred Tax Assets are also adjusted to remove the non-current portion of those assets.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                      1999
-------------------------------------------------------------------------------
                            First      Second      Third     Fourth
                           Quarter     Quarter    Quarter    Quarter    Annual
-------------------------------------------------------------------------------
                            (Millions of Dollars, except per share amounts)

Total operating revenues       $353     $338       $431     $345      $1,467
Operating income                 72       60        101       50         283
Net income                       48       37         77       27         189
--------------------------------------------- --------- --------- -----------

                                      1998
-------------------------------------------------------------------------------
                            First      Second      Third    Fourth
                           Quarter     Quarter    Quarter   Quarter     Annual
------------------------------------------------------------- ------------ ----
                              (Millions of Dollars, except per share amounts)

Total operating revenues      $358      $343       $431      $319      $1,451
Operating income                83       67         112        50         312
Net income                      60       44          88        35         227
---------------------------------------------------------------------- --------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SCANA:

       The information required by Item 10, Directors and Executive Officers of the Registrant, with respect to executive officers is, pursuant to General Instruction G(3) to Form 10-K, set forth in Part I of this Form 10-K under the heading Executive Officers of SCANA Corporation on page 20 herein. The other information required by Item 10 is incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, to the captions Election of Directors Items 1, 2 and 3, Continuing Directors, and Other Information - Section 16(a) Beneficial Ownership Reporting Compliance in SCANA's definitive proxy statement for the 2000 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934.

SCE&G:

                                    DIRECTORS

       The directors listed below were elected April 22, 1999 (except as otherwise indicated) to hold office until the next annual meeting of SCE&G's stockholders on April 27, 2000.

Name and Year First
  Became Director        Age   Principal Occupation; Directorships

Bill L. Amick            56    For more than five years, Chairman of the
    (1990) Board and Chief Executive Officer of Amick Farms, Inc., Amick Processing, Inc.
                                 and Amick Broilers, Inc., Batesburg, SC
                                 (vertically integrated broiler operations).

                               Director, SCANA Corporation,  Columbia, SC.;
                                 Public Service  Company of North Carolina,
                                 Inc., (PSNC), Gastonia, NC; Blue Cross and
                                 Blue Shield of South  Carolina,  Columbia,
                                 SC.

James A. Bennett         39    Since February 2000, Economic Development
    (1997)                       Director, First Citizens Bank, Columbia, SC.

                               From December 1998 to February 2000, Senior Vice
                                 President and Director of Professional Banking, First Citizens Bank.

                               From December 1994 to December 1998,  Senior
                                 Vice  President  and Director of Community
                                 Banking, First Citizens Bank.

                               Director, SCANA Corporation; PSNC, Gastonia,
                                 NC.

William B. Bookhart, Jr. 58    For more than five years, a partner in
    (1979)                       Bookhart Farms, Elloree, SC (general
                                 farming).

                               Director, SCANA Corporation,  Columbia,  SC;
                                PSNC, Gastonia, NC.

Name and Year First
  Became Director          Age     Principal Occupation; Directorships

William C. Burkhardt*      62      For more than five years, President and Chief
     (2000)                          Executive Officer of Austin Quality Foods,
                                     Inc., Cary, NC.

                                   Director, SCANA Corporation,  Columbia,  SC;
                                     PSNC, Gastonia, NC; Capital Bank, Raleigh,
                                     NC.

Hugh M. Chapman            67     Since June 30, 1997, retired from NationsBank
    (1988)                          South, Atlanta, GA (a division of
                                    NationsBank   Corporation,   bank   holding
                                    company).

                                   For more than five  years  prior to June 30,
                                     1997 Chairman of NationsBank South.

                                   Director, SCANA Corporation,  Columbia,  SC;
                                     PSNC,  Gastonia,  NC; West  Point-Stevens,
                                     West Point, GA; PrintPack,  Inc., Atlanta,
                                     GA; The Williams  Companies,  Inc., Tulsa,
                                     OK.

Elaine T. Freeman          64      For more than five years, Executive Director
   (1992)                             of ETV Endowment of South Carolina, Inc.
                                     (non-profit organization), Spartanburg, SC.

                                   Director, SCANA Corporation, Columbia, SC;
                                     PSNC, Gastonia, NC; National Bank of South
                                     Carolina, Columbia, SC.

Lawrence M. Gressette, Jr. 68      Since February 28, 1997, Chairman Emeritus
    (1987)                            of SCANA Corporation, Columbia, SC.

                                   For more than five years  prior to  February
                                      28, 1997,  Chairman of the Board and Chief
                                      Executive Officer of SCANA
                                      Corporation.

                                   For more than five years  prior to  December
                                      13, 1995, President of SCANA Corporation.

                                   Director, SCANA Corporation,  Columbia,  SC;
                                      PSNC, Gastonia, NC.

D. Maybank Hagood           38     For more than five years, President and Chief
    (1999) Executive Officer of William M. Bird and Company, Inc., Charleston, SC (wholesale distributor of floor covering materials).

                                   Director, SCANA Corporation,  Columbia,  SC;
                                      PSNC, Gastonia, NC.

W. Hayne Hipp               60     For more than five years, Chairman, President
    (1983) and Chief Executive Officer, The Liberty Corporation, Greenville, SC (insurance and broadcasting holding company).

                                   Director, SCANA Corporation, Columbia, SC;
                                      PSNC, Gastonia, NC; The Liberty
                                      Corporation, Greenville, SC; Wachovia
                                      Corporation, Winston-Salem, NC.

Name and Year First
  Became Director   Age     Principal Occupation; Directorships

Lynne M. Miller     48      Since February 1998, Chief Executive Officer
    (1997) of Environmental Strategies Corporation, Reston, VA (environmental consulting and engineering).

                            For more than five years prior to February 1998,
                              President of Environmental Strategies
                              Corporation.

                            Director, SCANA Corporation, Columbia, SC; PSNC,
                              Gastonia, NC; Adams National Bank, Washington,
                              DC.

John B. Rhodes      69      For more than five years, Chairman and Chief
    (1967) Executive Officer, Rhodes Oil Company, Inc., Walterboro, SC (distributor of petroleum products).

                            Director, SCANA Corporation,  Columbia,  SC;
                              PSNC, Gastonia, NC.
Maceo K. Sloan      50      For more than five years, Chairman, President
    (1997) and Chief Executive Officer of Sloan Financial Group, Inc. (holding company) and Chairman and Chief Executive Officer of NCM Capital Management Group, Inc. (investment company), Durham, NC.

                            Director, SCANA Corporation,  Columbia,  SC;
                              PSNC,  Gastonia,  NC; MRF Bankcorp,  Inc.,
                              and its  subsidiary  Farmers and Mechanics
                              Bank,   Durham,   NC;  Virtual  Technology
                              Corporation, Minneapolis, MN.


Harold C. Stowe     53      Since March 1997, President and Chief Executive
    (1999) Officer of Canal Industries, Inc., Conway, SC (forest products industry).

                            From 1996 to March 1997, Co-President of
                              Canal Industries, Inc.

                            From 1991 to 1996,  Executive Vice President
                              of CSI Group,  Inc.,  a division  of Canal
                              Industries, Inc.

                            Director, SCANA Corporation,  Columbia,  SC;
                              PSNC,  Gastonia,   NC;  Canal  Industries,
                              Inc.,  Conway,  SC;  Ruddick  Corporation,
                              Charlotte, NC.

Name and Year First
  Became Director           Age     Principal Occupation; Directorships

William B. Timmerman        53      Since March 1, 1997, Chairman and Chief
    (1991)                            Executive Officer of SCANA Corporation,
                                      Columbia, SC.

                                    Since December 13, 1995,  President of SCANA
                                      Corporation.

                                    From August 21, 1996 to March 1, 1997, Chief
                                      Operating Officer of SCANA Corporation.

                                    From May  1,  1994  to  December  13,  1995,
                                      Executive    Vice   President   of   SCANA
                                      Corporation.
                                    From at least March 1, 1995 to February  20,
                                      1996,   Chief   Financial    Officer   and
                                      Controller of SCANA Corporation.

                                    Director, SCANA Corporation,  Columbia,  SC;
                                      PSNC, Gastonia,  NC; Powertel,  Inc., West
                                      Point, GA; ITC^DeltaCom,  Inc. West Point,
                                      GA; The Liberty  Corporation,  Greenville,
                                      SC.

G. Smedes York*             59      For more than five years, President and
    (2000)                            treaser of York Properties, Inc., Raleigh,
                                      NC.

                                    Director, SCANA Corporation,  Columbia,  SC;
                                      PSNC, Gastonia, NC.

Charles E.  Zeigler,  Jr.* 53       Since  February  2000,  President and Chief
    (2000)                            Operating Officer of PSNC, Gastonia, NC.

                                    From  February   1993  to   February   2000,
                                      Chairman,  President  and Chief  Executive
                                      Officer of PSNC.

                                    Director, SCANA Corporation,  Columbia,  SC;
                                      PSNC, Gastonia, NC.



*  Became a director of  SCE&G on March 15, 2000.

                           EXECUTIVE OFFICERS OF SCE&G

         SCE&G's officers are elected at the annual organizational meeting of the Board of Directors and hold office until the next such organizational meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

                                Positions Held During
      Name           Age            Past Five Years              Dates

W.B. Timmerman       53       Chairman of the Board and
                                Chief Executive Officer        1997-present
                              President, SCANA                 1995-present
                              Chief Operating Officer,
                                SCANA                          1996-1997
                              President, SCI,
                                an affiliate                   1996-1997
                              Executive Vice President, SCANA  *-1995
                              Chief Financial Officer and
                                Controller, SCANA              *-1996

J. L. Skolds         49       President and Chief
                                Operating Officer              1996-present
                              Senior Vice President -
                                Generation                     *-1996
                              Senior Vice President -
                                Nuclear Operations             *-1995

K. B. Marsh          44       Senior Vice President - Finance,
                                Chief Financial Officer and
                                Controller, SCANA              1998-present
                              Vice President                   1996-present
                              Vice President - Finance,
                                Chief Financial Officer
                                and Controller, SCANA          1996-1998
                              Vice President - Finance,
                                Treasurer and Secretary,
                                SCANA                          *-1996

H. T. Arthur        54        Senior Vice President and
                                General Counsel               1998-present
                              Vice President and General
                                Counsel                       1996-1998


*Indicates position held at least since March 1, 1995

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     All of SCE&G's common stock is held by its parent, SCANA Corporation. The required forms indicate that no equity securities of SCE&G are owned by its directors and executive officers. Based solely on a review of the copies of such forms and amendments furnished to SCE&G and written representations from the executive officers and directors, SCE&G believes that during 1999 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

SCANA: The information called for by Item 11, Executive Compensation, is incorporated herein by reference to the captions Director Compensation and Compensation Committee Interlocks and Insider Participation, and Executive Compensation in SCANA's definitive proxy statement for the 2000 annual meeting of shareholders.

SCE&G: The information called for by Item 11, Executive Compensation, is as follows:

                           SUMMARY COMPENSATION TABLE

Name and Principal         Year       Annual Compensation     Long-Term
Position                                                    Compensation(2)(3)
                                                    Other    Payouts     (4)
                                            (1)     Annual    LTIP    All Other
                                Salary   Bonus Compensation Payouts Compensation
                                   ($)     ($)      ($)        ($)       ($)
W. B. Timmerman
Chairman, President        1999  490,313  312,900    17,212   298,813    29,419
and Chief Executive        1998  455,909  303,780    17,514      -       27,138
Officer - SCANA            1997  400,634  318,815    12,220    88,338    24,038

J. L. Skolds               1999  330,665  168,288    16,232   150,618    19,840
President and Chief        1998  305,123  163,399    14,099      -       18,201
Operating Officer - SCE&G  1997  277,132  161,677     5,777    70,283    16,628

K. B. Marsh                1999  241,354  128,058    10,337    81,555    14,481
Senior Vice President-     1998  219,860   99,372     8,654      -       13,122
Finance, Chief Financial   1997  199,845  104,276     2,945    44,491    11,991
Officer and Controller -
SCANA

H. T. Arthur               1999  219,806   93,825    15,939   65,843    13,188
Senior Vice President      1998  203,162   99,372     9,534     -       12,190
and General Counsel        1997  178,173   84,438     5,158   23,858    10,690

G. J. Bullwinkel           1999  239,973   93,825    14,172   81,555    14,398
Senior Vice President      1998  229,152   99,372    11,726     -       11,726
 - Governmental Affairs,   1997  219,273   92,796     7,776   70,283     7,776
Economic Development and
Customer Relations

-----------------
(1) Payments under the Annual Incentive Plan.
(2) For 1999, other annual compensation consists of automobile allowance, life insurance premiums on policies owned by named executive officers and payments to cover taxes on benefits of $9,000, $7,435 and $777 for Mr.
    Timmerman; $9,000, $6,878 and $354 for Mr.      Skolds; $9,000, $1,183 and
    $154 for Mr.Marsh; $9,000, $6,830, and $109 for Mr. Arthur  and $9,000,
    $4,993 and $179 for Mr. Bullwinkel.
(3) Payments under the Performance Share Plan.

(4) All other compensation for all named executive officers consists solely of contributions to defined contribution plans.

     The following table lists the target awards made in 1999 (for potential payment in 2002) under the Performance Share Plan and estimated future payouts under that plan at threshold, target and maximum levels for each of the executive officers included in the Summary Compensation Table.

                       LONG-TERM INCENTIVE PLANS - AWARDS
                               IN LAST FISCAL YEAR

                 Number of    Performance   Estimated Future Payouts Under
                  Shares,      or Other       Non-Stock Price-Based Plans
                 Units or     Period Until
                   Other       Maturation   Threshold   Target    Maximum
 Name            Rights(#)     or Payout       (#)       (#)        (#)


 W. B. Timmerman     9,700         1999-2001     3,880      9,700   14,550
 J. L. Skolds        4,890         1999-2001     1,956      4,890    7,335
 K. B. Marsh         3,780         1999-2001     1,512      3,780    5,670
 H. T. Arthur        2,640         1999-2001     1,056      2,640    3,960
 G. J. Bullwinkel    2,640         1999-2001     1,056      2,640    3,960


         Payouts occur when SCANA's Total Shareholder Return is in the top two-thirds of the Performance Share Plan peer group, and will vary based on SCANA's ranking against the peer group. Executives earn threshold payouts at the 33rd percentile of three-year performance. Target payouts will be made at the 50th percentile of three-year performance. Maximum payouts will be made when performance is at or above the 75th percentile of the peer group. Payments will be made on a sliding scale for performance between threshold and target and target and maximum. No payouts will be earned if performance is at less than the 33rd percentile. Awards are designated as target shares of SCANA Common Stock and may be paid in stock or cash or a combination of stock and cash.

DEFINED BENEFIT PLANS

         In addition to its Retirement Plan for all eligible employees, SCANA has Supplemental Executive Retirement Plans ("SERPs") for certain eligible employees, including officers. A SERP is an unfunded plan, that provides for benefit payments in addition to those payable under a qualified retirement plan. It maintains uniform application of the Retirement Plan benefit formula and would provide, among other benefits, payment of Retirement Plan formula pension benefits, if any, which exceed those payable under the Internal Revenue Code ("IRC") maximum benefit limitations.

         The following table illustrates the estimated maximum annual benefits payable upon retirement at normal retirement date under SCANA's Retirement Plan and the SERPs.

                                       Pension Plan Table

                   Final                          Service Years
                Average Pay     15         20         25         30         35
                --------------------------------------------------------------

                 $150,000    $ 41,578   $ 55,437   $ 69,296   $ 83,156  $ 85,765
                  200,000      56,578     75,437     94,296    113,156   117,015
                  250,000      71,578     95,437    119,296    143,156   148,265
                  300,000      86,578    115,437    144,296    173,156   179,515
                  350,000     101,578    135,437    169,296    203,156   210,765
                  400,000     116,578    155,437    194,296    233,156   242,015
                  450,000     131,578    175,437    219,296    263,156   273,265
                  500,000     146,578    195,437    244,296    293,156   304,515
                  550,000     161,578    215,437    269,296    323,156   335,765
                  600,000     176,578    235,437    294,296    353,156   367,015
                  650,000     191,578    255,437    319,296    383,156   398,265
                  700,000     206,578    275,437    344,296    413,156   429,515
                  750,000     221,578    295,437    369,296    443,156   460,765
                  800,000     236,578    315,437    394,296    473,156   492,015
                  850,000     251,578    335,437    419,296    503,156   523,265
                  900,000     266,578    355,437    444,296    533,156   554,515
                  950,000     281,578    375,437    469,296    563,156   585,765
                1,000,000     296,578    395,437    494,296    593,156   617,015

         For all the executive officers included in the Summary Compensation Table, the 1999 compensation shown in the column labeled "Salary" of the Summary Compensation Table is covered by the Retirement Plan or SERP. As of December 31, 1999, Messrs. Timmerman, Skolds, Arthur, Bullwinkel and Marsh had credited service under the Retirement Plan (or its equivalent under the SERP) of 21, 13, 17, 28 and 15 years, respectively. Benefits are computed based on a straight-life annuity with an unreduced 60 percent surviving spouse benefit. The amounts in the above table assume continuation of the primary Social Security benefits in effect at January 1, 2000 and are not subject to any deduction for Social Security or other offset amounts.

         SCANA has a Key Employee Retention Plan (the "Key Employee Retention Plan") covering officers and certain other executive employees that provides supplemental retirement or death benefits for participants. Under the plan, each participant may elect to receive either (i) a monthly retirement benefit for 180 months upon retirement (at or after the earlier of the attainment of age 65, or in some cases, completion of 35 years of service with the Company) equal to 25 percent of the average monthly salary of the participant over his final 36 months of employment prior to such retirement, or (ii) an optional death benefit payable monthly to a participant's designated beneficiary for 180 months, in an amount equal to 35 percent of the average monthly salary of the participant over his final 36 months of employment prior to such retirement.

         In the event of the participant's death prior to such retirement, SCANA will pay to the participant's designated beneficiary for 180 months, a monthly benefit equal to 50 percent of the participant's base monthly salary in effect at death.

         All of the executive officers named in the Summary Compensation Table are participating in the plan. The estimated annual retirement benefits payable at age 65 under the Key Employee Retention Plan, based on projected eligible compensation (assuming increases of 4 percent per year), to the executive officers named in the Summary Compensation Table are as follows: Mr. Timmerman-$185,129; Mr. Skolds-$147,276; Mr. Arthur-$80,102, Mr.
Bullwinkel-$97,715 and Mr. Marsh-$131,754 .

TERMINATION, SEVERANCE AND CHANGE IN CONTROL ARRANGEMENTS

         SCANA maintains an Executive Benefit Plan Trust. The purpose of the Trust is to help retain and attract quality leadership in key SCANA positions in the current transitional environment of the utilities industry. The Trust is used to receive SCANA contributions which may be used to pay the deferred compensation benefits of certain directors, executives and other key employees of SCANA in the event of a Change in Control (as defined in the Trust). All the executive officers included in the Summary Compensation Table participate in some of the plans listed below which are covered by the Trust including, in all cases, the Plans listed at (7) and (8).

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

         The Trust and the plans provide flexibility to SCANA in responding to a Potential Change in Control (as defined in the Trust) depending upon whether the Change in Control would be viewed as being "hostile" or "friendly". This flexibility includes the ability to deposit and withdraw SCANA contributions up to the point of a Change in Control, and to affect the number of plan participants who may be eligible for benefit distributions upon, or following, a Change in Control.

         The Key Executive Severance Benefits Plan is operative as a "single trigger" plan, meaning that upon the occurrence of a "hostile" Change in Control, benefits provided under Plans (1) through (6) above would be distributed in a lump sum. In contrast, the Supplementary Key Executive Severance Benefits Plan is operative for a period of 24 months following a Change in Control which prior to its occurrence is viewed as being "friendly". In this circumstance, the Key Executive Severance Benefits Plan is inoperative. The Supplementary Key Executive Severance Benefits Plan is a "double trigger" plan that would pay benefits in lieu of those otherwise provided under plans (1) through (6) in either of two circumstances: (a) the participant's involuntary termination of employment without "Just Cause", or (b) the participant's voluntary termination of employment for "Good Reason" (as these terms are defined in the Supplementary Key Executive Severance Benefits Plan).

         Benefit distributions relative to a Change in Control, as to which either the Key Executive Severance Benefits Plan or the Supplementary Key Executive Severance Benefits Plan is operative, will be grossed up to include estimated federal, state and local income taxes and any applicable excise taxes owed by plan participants on those benefits.

         The benefit distributions under the Key Executive Severance Benefits Plan would include the following:

o An amount equal to three times the sum of: (1) the officer's annual base salary in effect as of the Change in Control and (2) the larger of (i) the officer's target award in effect as of the Change in Control under the Annual Incentive Plan or (ii) the officer's average of actual annual incentive bonuses received during the prior three years under the Annual Incentive Plan.

o An amount equal to the projected cost for coverage for three full years following the Change in Control as though the officer had continued to be a SCANA employee with respect to medical coverage, long-term disability coverage and either Life Plus (a special life insurance program combining whole life and term coverages) or group term life coverage in accordance with the officer's election, in each case so as to provide substantially the same level of coverage and benefits as the officer enjoyed as of the date of the Change in Control.

o A benefit distribution under the Voluntary Deferral Plan calculated as of the date of the Change in Control including implied interest through such date, and a benefit under the Supplementary Voluntary Deferral Plan calculated to include any implied dividends accrued under the plan through the date of the Change in Control.

o A benefit distribution under the Key Employee Retention Plan calculated as of the date of the Change in Control to include projected increases to each participant's base salary applying cost of living increases and as though the participant had reached the earlier of age 65 or completed 35 years of service, as applicable.

o A benefit distribution under the Supplemental Executive Retirement Plan calculated as an actuarial equivalent through the date of the Change in Control with three additional years of compensation at the participant's rate then in effect as though the participant had attained age 65 and completed 35 years of benefit service and without any early retirement or other actuarial reductions, which benefit would then be reduced by the actuarial equivalent of the participant's qualified plan benefit amount under the Retirement Plan.

o A benefit distribution under the Performance Share Plan equal to 100 percent of the targeted awards for all performance periods which are not yet completed as of the date of the Change in Control.

         Benefits under the Supplementary Key Employee Severance Benefits Plan would be the same except that the benefits under the Voluntary Deferral Plan and the Supplementary Voluntary Deferral Plan would be increased by implied interest from the date of the Change in Control until the end of the month preceding the month in which the benefit is distributed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For the 1999 fiscal year, decisions on various elements of executive compensation were made by the Management Development and Corporate Performance Committee and the Performance Share Plan Committee. No officer, employee or former officer of SCANA or any of its subsidiaries served as a member of the Management Development and Corporate Performance Committee or the Performance Share Plan Committee except Mr. Timmerman, who served as an ex-officio, non-voting member of the Management Development and Corporate Performance
Committee. Although Mr. Timmerman served as a member of the Management Development and Corporate Performance Committee, he did not participate in any of its decisions concerning executive officer compensation.

         Since January 1, 1999, SCANA and its subsidiaries have engaged in business transactions with entities with which Mr. Amick (a member of the Management Development and Corporate Performance Committee) is related.

         Mr. Amick is President and a 20 percent owner of Team Amick Motor Sports LLC, a business that owns and operates a NASCAR sanctioned racing car. This car participates in the Busch Grand National Racing Series. During 1999, SCANA participated in a shared sponsorship agreement with Powertel Inc., a wireless personal communications services (PCS) provider, to sponsor the Team Amick Racing Car. SCANA's portion of the sponsorship during 1999 was $841,797, pursuant to which SCANA received promotional considerations associated with NASCAR racing. Powertel's sponsorship was approximately $600,000. As of January 31, 2000, SCANA Communications Holdings, Inc., a subsidiary of SCANA, owned a
32.41 percent interest in Powertel.. SCANA is not continuing as a primary sponsor but has sponsorship rights for advertising up to an amount of $250,000 with Team Amick Motor Sports LLC in 2000. SCANA has been informed that Powertel will continue its primary sponsorship for 2000.

Directors Compensation

Board Fees

         Officers of SCANA who are also directors do not receive additional compensation for their service as directors. Since April 1999, compensation for non-employee directors has included the following:

o an annual retainer of $19,400 (41 percent of the annual retainer fee is paid in shares of SCANA Common Stock); o a fee of $2,000 for each board meeting attended; o a fee of $1,000 for attendance at a committee meeting, which is held on a day other than a regular meeting of the board
        (no additional fees are paid if a committee meeting is held on the same day as a board meeting); o a fee of $200 for participation in a telephone conference meeting; o a fee of $1,000 for attendance at an all-day conference; and o reimbursement for expenses incurred in connection with all of the above.

Deferral Plan

         Non-employee directors may participate in SCANA's Voluntary Deferral Plan. This plan permits non-employee directors to defer receipt of all or part of their fees (except the portion paid in shares of SCANA Common Stock) and receive, upon ceasing to serve as director, the amount that would have resulted from investing the deferred amounts in an interest bearing savings account.

     Since January 1, 1999, the interest rate has been set at the announced prime rate as published in the Money Rates Section of The Wall Street Journal. Mr. Rhodes and Mr. Bennett were the only directors participating in the plan during 1999. Mr. Rhodes became a participant in July 1987, and Mr. Bennett in December 1997. During 1999, interest credited to Mr. Rhodes' deferral account was $34,953 and interest credited to Mr. Bennett's deferral account was $827.

Endowment Plan.

         Upon election to a second term, a director becomes eligible to participate in the SCANA Director Endowment Plan, which provides for SCANA to make a tax deductible, charitable contribution totaling $500,000 to institutions of higher education designated by the director. The plan is intended to reinforce SCANA's commitment to quality higher education and to enhance its ability to attract and retain qualified board members. A portion is contributed upon retirement of the director and the remainder upon the director's death. The plan is funded in part through insurance on the lives of the directors.
Designated in-state institutions of higher education must be approved by the Chief Executive Officer of SCANA. Any out-of-state designation must be approved by the Management Development and Corporate Performance Committee. The designated institutions are reviewed on an annual basis by the Chief Executive Officer to assure compliance with the intent of the program.

Other
         As a Company retiree, Mr. Gressette receives a monthly benefit of $9,488 under the Key Employee Retention Plan and a monthly benefit of $28,380 under the Retirement Plan and a SERP.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SCANA: The information called for by Item 12, Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the caption Share Ownership of Directors, Nominees and Executive Officers and Five Percent Owner of SCANA Common Stock in SCANA's definitive proxy statement for the 2000 annual meeting of shareholders.

SCE&G: All of the outstanding voting securities of SCE&G are owned by SCANA. The following table list shares of SCANA common stock beneficially owned on March 10, 2000 by each director, each nominee and each executive officer named in the Summary Compensation table on page 109.

                        SECURITY OWNERSHIP OF MANAGEMENT


                     Amount and Nature                 Amount and Nature
                   of Beneficial Ownership of      of Beneficial Ownership of
                    SCANA Common Stock *(1) (2)   SCANA Common Stock *(1) (2)(3)
Name                                     Name
-----                                   -----                       ---
B. L. Amick                10,785       W. H. Hipp             4,084
H. T. Arthur               11,860       K. B. Marsh           13,613
J. A. Bennett               1,556       L. M. Miller           1,834
W. B. Bookhart, Jr.        20,424       J. B. Rhodes          11,560
G. J. Bullwinkel           26,495       J. L. Skolds          13,365
W. C. Burkhardt             3,066       M. S. Sloan            2,826
H. M. Chapman               6,844       H. C. Stowe            3,284
E. T. Freeman               5,236       W. B. Timmerman       50,844
L. M. Gressette, Jr.       62,490       G. S. York             8,561
D. M. Hagood                  347       C. E. Zeigler, Jr.    26,025


*Each of the directors, nominees and named executive officers owns less than 1% of the shares outstanding.

All directors and executive officers as a group (19 persons) TOTAL 258,604.TOTAL PERCENT OF CLASS, outstanding and entitled to vote at the Annual Meeting of Shareholders 0.2%.---------- 1) Includes shares owned by close relatives, the beneficial ownership of which is disclaimed by the director, nominee or named executive officers, as follows: Mr. Amick-480; Mr. Bookhart-5,567; Mr. Gressette-1,060; and by all directors, nominees and executive officers 7,107 in total. (2) Includes shares purchased through February 29, 2000, by the Trustee under SCANA's Stock Purchase Savings Plan. (3) Includes shares that may be issued within 60 days under the Performance Share Plan on account of the 1997-1997 performance period.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SCANA: The information called for by Item 13, Certain Relationships and Related Transactions is incorporated herein by reference to the captions Compensation Committee Interlocks and Insider Participation and Other Related Transactions in SCANA's definitive proxy statement for the 2000 annual meeting of stockholders.

       Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference future filings, including this Annual Report on Form 10-K, in whole or in part, the "Report on Executive Compensation" and the "Performance Graph" included in SCANA's definitive proxy statement for the 2000 annual meeting of shareholders shall not be incorporated by reference into any such filings.

SCE&G: For information regarding certain relationships and related transactions, see Item 11, Executive Compensation under the heading Compensation Committee Interlocks and Insider Participation.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The  following  documents  are  filed as a part of this  report on this Form
10-K:

             (1)  Financial Statements and Schedules:

                    Independent Auditor's Reports on the financial statements for SCANA and SCE&G are listed under Item 8 herein.

                    The financial statements and supplementary financial data filed as part of this report for SCANA and SCE&G are listed under Item 8 herein.

                    The Financial Statement Schedules filed as part of this report for SCANA and SCE&G are listed beginning on page 117.

             (2) Exhibits

                    Exhibits required to be filed with this Annual Report on Form 10-K are listed in the Exhibit Index following the signature page. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit number in prior filings are hereby incorporated herein by reference and made a part hereof.

                    Pursuant to rule 15d-21 promulgated under the Securities Exchange Act of 1934, the annual report for SCANA's employee stock purchase plan will be furnished under cover of Form 10-K/A to the Commission when the information becomes available.

                    As permitted under Item 601(b)(4)(iii), instruments defining the rights of holders of long-term debt of less than 10 percent of the total consolidated assets of SCANA and its subsidiaries, have been omitted and SCANA agrees to furnish a copy of such instruments to the Commission upon request.

(b) Reports on Form 8-K during the fourth quarter of 1999

             None


SCANA:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31,
1998, 1998 and 1997.
For December 31, 1999                                            Additions
                                        Beginning    Charged to    Charged to   Deductions       Ending
Description                              Balance       Income    Other Accounts From Reserves     Balance
---------------------------------------------------------------------------------------------- ----------------

Reserves deducted from related assets
  on the balance sheet:

Uncollectible accounts                   1,965,732   5,636,123          -          299,582       7,302,273

Reserves other than those deducted
  from assets on the balance sheet:

Reserve for investment impairment       10,292,611           -          -        6,158,843        4,133,768

Reserve for injuries and damages         4,287,986    1,352,448         -          418,890        5,221,544

Provision for pension and benefit
   Staff Reduction Plan                  6,256,249      231,116         -                -        6,487,365

Provision for environmental
   remediation and settlement            3,619,572            -         -           395,751       3,223,821




For December 31, 1998                                                         Additions
                                           Beginning       Charged to        Charged to        Deductions           Ending
Description                                 Balance          Income        Other Accounts     from Reserves        Balance
--------------------------------------- ---------------- ---------------- ------------------ ---------------- -------------------

Reserves deducted from related assets on the balance sheet:

Uncollectible accounts                      1,807,047        184,257              -                 25,572             1,965,732

Reserves other than those deducted from assets on the balance sheet:

Reserve for investment impairment         11,150,060                -             -               857,449             10,292,611

Reserve for injuries and damages           4,187,594         461,462              -                361,070
                                                                                                              4,287,986

Provision for pension and benefit
   Staff Reduction Plan                    4,486,895       6,256,249              -            4,486,895
                                                                                                              6,256,249

Provision for environmental
   remediation and settlement              4,006,562                -             -                386,990
                                                                                                              3,619,572






For December 31, 1997                                                         Additions
                                           Beginning       Charged to        Charged to        Deductions           Ending
Description                                 Balance          Income        Other Accounts     from Reserves        Balance
--------------------------------------- ---------------- ---------------- ------------------ ---------------- -------------------

Reserves deducted from related assets on the balance sheet:

Uncollected accounts                        2,513,126               424           -                706,503             1,807,047

Reserves other than those deducted from assets on the balance sheet:

Reserve for investment impairment          5,426,426      5,723,634               -                     -             11,150,060

Reserve for injuries and damages           5,135,643       1,158,902              -             2,106,951              4,187,594

Provision for pension and benefit
   Staff Reduction Plan                    3,383,261       1,103,634              -                     -
                                                                                                              4,486,895

Provision for environmental
   remediation and settlement              3,187,393         819,169              -                      -
                                                                                                              4,006,562



SCE&G:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31,
1999, 1998 and 1997.

For December 31, 1999                                               Additions
                                           Beginning       Charged to       Charged to       Deductions         Ending
Description                                 Balance          Income       Other Accounts    from Reserves       Balance
--------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------

Reserves deducted from related assets on the balance sheet:

Uncollectible accounts                        611,001          80,000            -               154,001          537,000

Reserves other than those deducted from assets on the balance sheet:

Reserve for injuries and damages           4,176,794         104,000             -               307,978       3,972,816

Provision for pension and benefit
   Staff Reduction Plan                           -                -             -                    -               -

Provision for environmental
   remediation and settlement              3,619,572                -            -               395,751      3,223,821





For December 31, 1998                                               Additions
                                           Beginning       Charged to       Charged to       Deductions         Ending
Description                                 Balance          Income       Other Accounts    from Reserves       Balance
--------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------

Reserves deducted from related assets on the balance sheet:

Uncollectible accounts                        611,001              -             -                    -           611,001

Reserves other than those deducted from assets on the balance sheet:

Reserve for injuries and damages           4,039,148         460,462             -               322,816       4,176,794

Provision for pension and benefit
   Staff Reduction Plan                    4,486,895               -             -            4,486,895               -

Provision for environmental
   remediation and settlement              4,006,562                -            -               386,990      3,619,572





For December 31, 1997                                               Additions
                                           Beginning       Charged to       Charged to       Deductions         Ending
Description                                 Balance          Income       Other Accounts    from Reserves       Balance
--------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------

Reserves deducted from related assets on the balance sheet:

Uncollectible accounts                        873,001              -             -               262,000          611,001

Reserves other than those deducted from assets on the balance sheet:

Reserve for injuries and damages           5,135,643      1,010,456              -             2,106,951      4,039,148

Provision for pension and benefit
   Staff Reduction Plan                    3,383,261      1,103,634              -                     -      4,486,895

Provision for environmental
   remediation and settlement              3,187,393         819,169             -                     -      4,006,562




                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                SCANA CORPORATION



By:                  s/W. B. Timmerman
                     W. B. Timmerman, Chairman of the Board,
                     President, Chief Executive Officer and Director



By:                   s/K. B. Marsh
                     (K. B. Marsh, Attorney-in-fact)

DATE:                 March 24, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:                         s/W. B. Timmerman
                            W. B. Timmerman, Chairman of the Board, President, Chief Executive Officer and Director
                            (Principal Executive Officer)



By:                         s/K. B. Marsh
                            K. B. Marsh, Senior Vice President - Finance, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)

DATE:                       March 24, 2000


                                   Directors:

                B. L. Amick                         W. H. Hipp
                J. A. Bennett                       L. M. Miller
                W. B. Bookhart, Jr.                 J. B. Rhodes
                W. C. Burkhardt                     M. K. Sloan
                H. M. Chapman                       H. C. Stowe
                E. T. Freeman                       G. S. York
                L. M. Gressette, Jr.                C. E. Zeigler, Jr.
                D. M. Hagood

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY



By:                     s/J. L. Skolds
                        J. L. Skolds, President and Chief
                        Operating Officer






By:                     s/K. B. Marsh
                        (K. B. Marsh, Attorney-in-Fact)
Date:                   March 24, 2000




       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:                  s/W. B. Timmerman
                     W. B. Timmerman Chairman of the Board,
                     Chief Executive Officer and Director
                     (Principal Executive Officer)



By:                  s/K. B. Marsh
                     K. B. Marsh, Senior Vice President - Finance and
                     Chief Financial Officer
                     (Principal Financial Officer)
Date:                March 24, 2000




By:                  s/J. E. Addison
                     J. E. Addison, Vice President and Controller
                     (Principal Accounting Officer)
Date:                March 24, 2000


                                   Directors:

                  B. L. Amick                     W. H. Hipp
                  J. A. Bennett                   L. M. Miller
                  W. B. Bookhart, Jr.             J. B. Rhodes
                  W. C. Burkhardt                 M. K. Sloan
                  H. M. Chapman                   H. C. Stowe
                  E. T. Freeman                   G. S. York
                  L. M. Gressette, Jr.            C. E. Zeigler, Jr.
                  D. M. Hagood

                                  EXHIBIT INDEX


          Applicable to
Exhibit   Form 10-K of
No.      SCANA    SCE&G   Description

2.01       X               Agreement and Plan of Merger, dated as of February
                           16, 1999 as amended and restated as of May 10, 1999, by and among Public Service Company of North
                           Carolina, Incorporated, SCANA Corporation, New Sub I,
                           Inc. and New Sub II, Inc. (Filed as Exhibit 2.1 to
                           SCANA Form S-4 on May 11, 1999 and incorporated by reference herein)

3.01       X               Restated Articles of Incorporation of SCANA as
                           adopted on April 26, 1989 (Filed as Exhibit 3-A to
                           Registration Statement No. 33-49145 and incorporated by reference herein)

3.02                  X    Restated Articles of Incorporation of SCE&G, as
                           adopted on December 15, 1993 (Filed as Exhibit 3.01 to Registration Statement No. 333-86387 and incorporated by reference herein)

3.03       X               Articles of Amendment of SCANA, dated April 27, 1995
                           (Filed as Exhibit 4-B to Registration Statement No.
                           33-62421 and incorporated by reference herein)

3.04                  X    Articles of Amendment of SCE&G, dated June 7, 1994
                           and filed June 9, 1994  (Filed as Exhibit 3.02 to
                           Registration Statement No. 333-86387 and incorporated by reference herein)

3.05                  X    Articles of Amendment of SCE&G, dated November 9,
                           1994 (Filed as Exhibit 3.03 to Registration Statement
                           No. 333-86387 and incorporated by reference herein)

3.06                  X    Articles of Amendment of SCE&G, dated December 9,
                           1994 (Filed as Exhibit 3.04 to Registration Statement
                           No. 333-86387 and incorporated by reference herein)

3.07                  X    Articles of Correction of SCE&G, dated January 17,
                           1995 (Filed as Exhibit 3.05 to Registration Statement
                           No.  333-86387 and incorporated by reference herein)

3.08                  X    Articles of Amendment of SCE&G, dated January 13,
                           1995 and filed January 17, 1995 (Filed as Exhibit
                           3.06 to Registration Statement No. 333-86387 and incorporated by reference herein)

3.09                  X    Articles of Amendment of SCE&G, dated March 30, 1995
                           (Filed as Exhibit 3.07 to Registration Statement No.
                            333-86387 and incorporated by reference herein)

3.10                  X    Articles of Correction of SCE&G - Amendment to
                           Statement filed March 30, 1995, dated December 13,
                           1995 (Filed as Exhibit 3.08 to Registration Statement
                           No. 333-86387 and incorporated by reference herein)

3.11                  X    Articles of Amendment of SCE&G, dated December 13,
                           1995 (Filed as Exhibit 3.09 to Registration Statement
                           No. 333-86387 and incorporated by reference herein)

3.12                  X    Articles of Amendment of SCE&G, dated February 18,
                           1997 (Filed as Exhibit 3-L to Registration Statement
                           No. 333-24919 and incorporated by reference herein)

          Applicable to
Exhibit   Form 10-K of
No.      SCANA    SCE&G   Description

3.13               X      Articles of Amendment of SCE&G, dated February 21,
                          1997 (Filed as Exhibit 3.11 to Registration Statement
                          No. 333-86387 and incorporated by reference herein)

3.14               X      Articles of Amendment of SCE&G, dated April 22, 1997
                          (Filed as Exhibit 3.12 to Registration Statement No.
                          333-86387 and incorporated by reference herein)

3.15               X      Articles of Amendment of SCE&G, dated April 9, 1998
                          (Filed as Exhibit 3.13 to Registration Statement No.
                          333-86387 and incorporated by reference herein)

3.16               X      Articles of Amendment of SCE&G, dated May 19, 1999
                          (Filed herewith on page 130)

3.17               X      Articles of Amendment of SCE&G, dated August 13, 1999
                          (Filed herewith on page 132)

3.18               X      Articles of Amendment of SCE&G, dated March 1, 2000
                         (Filed herewith on page 134)

3.19       X              By-Laws of SCANA as revised and amended on February
                          22, 2000.   (Filed herewith on page 136)

3.20               X      By-Laws of SCE&G as amended and adopted on February
                          22, 2000.  (Filed herewith on page 156)

4.01    X                 Articles of Exchange of South Carolina Electric and
                          Gas Company and SCANA Corporation (Filed as Exhibit
                          4-A to Post-Effective Amendment No. 1 to Registration
                          Statement No. 2-90438 and incorporated by reference herein)

4.02    X                 Indenture dated as of November 1, 1989 between SCANA
                          Corporation and The Bank of New York, as Trustee
                          (Filed as Exhibit 4-A to Registration No. 33-32107 and incorporated by reference herein)

4.03    X       X         Indenture dated as of January 1, 1945, between the
                          South Carolina Power Company and Central Hanover Bank and Trust Company, as Trustee, as supplemented by three Supplemental Indentures dated respectively as of May 1, 1946, May 1, 1947 and July 1, 1949 (Filed as
                          Exhibit 2-B to Registration Statement No. 2-26459 and incorporated by reference herein)

4.04    X       X         Fourth Supplemental Indenture dated as of April 1,
                          1950, to Indenture referred to in Exhibit 4.03, pursuant to which SCE&G assumed said Indenture
                          (Exhibit 2-C to Registration Statement No. 2-26459 and incorporated by reference herein)

       Applicable to
Exhibit  Form 10-K of
No. SCANA SCE&G      Description

4.05 X  X    Fifth through  Fifty-third  Supplemental  Indenture referred to in
             Exhibit 4.03 dated as of the dates indicated below and filed as exhibits to the Registration Statements whose file numbers are set forth below and are incorporated by reference herein

      December 1, 1950     Exhibit 2-D       to Registration No. 2-26459
      July 1, 1951         Exhibit 2-E       to Registration No. 2-26459
      June 1, 1953         Exhibit 2-F       to Registration No. 2-26459
      June 1, 1955         Exhibit 2-G       to Registration No. 2-26459
      November 1, 1957     Exhibit 2-H       to Registration No. 2-26459
      September 1, 1958    Exhibit 2-I       to Registration No. 2-26459
      September 1, 1960    Exhibit 2-J       to Registration No. 2-26459
      June 1, 1961         Exhibit 2-K       to Registration No. 2-26459
      December 1, 1965     Exhibit 2-L       to Registration No. 2-26459
      June 1, 1966         Exhibit 2-M       to Registration No. 2-26459
      June 1, 1967         Exhibit 2-N       to Registration No. 2-29693
      September 1, 1968    Exhibit 4-O       to Registration No. 2-31569
      June 1, 1969         Exhibit 4-C       to Registration No. 33-38580
      December 1, 1969     Exhibit 4-O       to Registration No. 2-35388
      June 1, 1970         Exhibit 4-R       to Registration No. 2-37363
      March 1, 1971        Exhibit 2-B-17    to Registration No. 2-40324
      January 1, 1972      Exhibit 2-B       to Registration No. 33-38580
      July 1, 1974         Exhibit 2-A-19    to Registration No. 2-51291
      May 1, 1975          Exhibit 4-C       to Registration No. 33-38580
      July 1, 1975         Exhibit 2-B-21    to Registration No. 2-53908
      February 1, 1976     Exhibit 2-B-22    to Registration No. 2-55304
      December 1, 1976     Exhibit 2-B-23    to Registration No. 2-57936
      March 1, 1977        Exhibit 2-B-24    to Registration No. 2-58662
      May 1, 1977          Exhibit 4-C       to Registration No. 33-38580
      February 1, 1978     Exhibit 4-C       to Registration No. 33-38580
      June 1, 1978         Exhibit 2-A-3     to Registration No. 2-61653
      April 1, 1979        Exhibit 4-C       to Registration No. 33-38580
      June 1, 1979         Exhibit 2-A-3     to Registration No. 33-38580
      April 1, 1980        Exhibit 4-C       to Registration No. 33-38580
      June 1, 1980         Exhibit 4-C       to Registration No. 33-38580
      December 1, 1980     Exhibit 4-C       to Registration No. 33-38580
      April 1, 1981        Exhibit 4-D       to Registration No. 33-49421
      June 1, 1981         Exhibit 4-D       to Registration No. 2-73321
      March 1, 1982        Exhibit 4-D       to Registration No. 33-49421
      April 15, 1982       Exhibit 4-D       to Registration No. 33-49421
      May 1, 1982          Exhibit 4-D       to Registration No. 33-49421
      December 1, 1984     Exhibit 4-D       to Registration No. 33-49421
      December 1, 1985     Exhibit 4-D       to Registration No. 33-49421
      June 1, 1986         Exhibit 4-D       to Registration No. 33-49421
      February 1, 1987     Exhibit 4-D       to Registration No. 33-49421
      September 1, 1987    Exhibit 4-D       to Registration No. 33-49421
      January 1, 1989      Exhibit 4-D       to Registration No. 33-49421
      January 1, 1991      Exhibit 4-D       to Registration No. 33-49421
      February 1, 1991     Exhibit 4-D       to Registration No. 33-49421
      July 15, 1991        Exhibit 4-D       to Registration No. 33-49421
      August 15, 1991      Exhibit 4-D       to Registration No. 33-49421
      April 1, 1993        Exhibit 4-E       to Registration No. 33-49421
      July 1, 1993         Exhibit 4-D       to Registration No. 33-57955
      May 1, 1999          Exhibit 4.04      to Registration No. 333-86387

                    Applicable to
Exhibit             Form 10-K of
No.              SCANA    SCE&G      Description

4.06 X     X   Indenture  dated as of April 1,  1993  from  South
               Carolina  Electric  & Gas  Company  to  NationsBank  of  Georgia,
               National  Association  (Filed  as  Exhibit  4-F  to  Registration
               Statement No. 33-49421 and incorporated by reference herein)

4.07 X     X   First Supplemental  Indenture to Indenture referred
               to in Exhibit 4.06 dated as of June 1, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-49421 and incorporated by reference herein)

4.08 X     X    Second Supplemental Indenture to Indenture  referred to in
                Exhibit  4.06 dated as of June 15, 1993
               (Filed as Exhibit 4-G to Registration Statement No. 33-57955 and incorporated by reference herein)

4.09 X     X   Trust  Agreement  for
               SCE&G Trust I (Filed as Exhibit 4-G to SCE&G Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

4.10 X X       Certificate  of Trust of SCE&G Trust I (Filed as
               Exhibit 4-H to SCE&G Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

4.11 X X       Junior
               Subordinated Indenture for SCE&G Trust I (Filed as Exhibit 4-I to SCE&G Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

4.12 X X       Guarantee
               Agreement for SCE&G Trust I (Filed as Exhibit 4-J to SCE&G Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

4.13 X X       Amended and Restated Trust  Agreement
               for SCE&G Trust I (Filed as Exhibit 4-K to SCE&G Form 10-K for the year ended December 31, 1997 and incorporated by reference herein) 9.01 Voting Trust Agreement (Not Applicable)

10.01 X        SCANA Voluntary Deferral Plan as amended through October 21, 1997
               (Filed  as  Exhibit   10.01(a)  to  Registration   Statement  No.
               333-86803  and  incorporated  by reference  herein)

10.02 X SCANA Supplemental Executive Retirement Plan as amended and restated effective as of October 21, 1997 (Filed as Exhibit 10.01(b) to Registration Statement No. 333-86803 and incorporated by reference herein)

10.03 X        SCANA Supplementary  Voluntary Deferral
               Plan as amended and restated through October 21, 1997 (Filed as Exhibit 10-B to SCANA Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

10.04 X SCANA Key Executive Severance Benefits Plan as amended and restated effective as of October 21, 1997 (Filed as Exhibit 10.01(c) to Registration Statement No. 333-86803 and incorporated by reference herein)

10.05 X SCANA Supplementary Key Executive Severance Benefits Plan effective as of December 17, 1997 (Filed as Exhibit 10.01(d) to Registration Statement No. 333-86803 and incorporated by reference herein)

         Applicable to
Exhibit  Form 10-K of
No.     SCANA  SCE&G  Description

10.06     X           SCANA Performance Share Plan as amended and restated
                      effective December 1, 1999 (Filed herewith on page 177)

10.07     X           SCANA Key Employee Retention Plan as amended and restated
                      effective as of October 21, 1997 (Filed as Exhibit 10-E to
                      Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

10.08     X           Description of SCANA Whole Life Option (Filed as Exhibit
                      10-F to Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809 and incorporated by reference herein)

10.09    X            Description of SCANA Corporation  Annual Incentive  Plan
                      (Filed as Exhibit  10-G to Form 10-K for the year ended
                      December 31, 1991, under cover of Form SE, File No.
                      1-8809 and incorporated by reference herein)

10.10     X           SCANA Corporation Nonemployee Director Stock Plan
                      effective January 1, 1997 (Filed as Exhibit 4.3 to
                      Registration Statement No. 333-18973 and incorporated by reference herein)

11.01                 Statement Re Computation of Per Share Earnings
                      (Not Applicable)

12.01     X        X  Statements Re Computation of Ratios

13.01 Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders (Not Applicable)

16.01                 Letter Re Change in Certifying Accountant (Not Applicable)

18.01                 Letter Re Change in Accounting Principles (Not Applicable)

21.01                 Subsidiaries of the Registrant  (Not Applicable)

22.01 Published Report Regarding Matters Submitted to Vote of Security Holders (Not Applicable)

23.01     X           Consents of Experts and Counsel
                          Independent Auditors' Consent

23.02              X  Consents of Experts and Counsel
                          Independent Auditors' Consent

24.01                 Power of Attorney   (Not Applicable)

27.01     X           Financial Data Schedule

27.02              X  Financial Data Schedule

99.01                    Additional Exhibits  (Not Applicable)