Form 10-Q
period 2000-03-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 2000-05-12
CIK 91882

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

                      For the Quarter Ended March 31, 2000

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

                             Description of                Shares Outstanding
Registrant                   Common Stock                  at April 28, 2000

 SCANA Corporation           Without Par Value                  104,729,133

South Carolina Electric      Par Value $4.50 Per Share          40,296,1471
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


================================================================================

                                      INDEX

                                                                           Page
PART 1.  FINANCIAL INFORMATION

SCANA Corporation Financial Section.........................................  3

Item 1.  Financial Statements

    Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999... 4

    Consolidated Statements of Income and Retained Earnings for the Periods
      Ended March 31, 2000 and 1999.........................................  6

    Consolidated Statements of Cash Flows for the Periods Ended March 31,
      2000 and 1999.........................................................  7

    Notes to Consolidated Financial Statements..............................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........20

South Carolina Electric & Gas Company Financial Section......................22

Item 1.  Financial Statements

    Consolidated Balance Sheets as of  March 31, 2000 and December 31, 1999..23

    Consolidated Statements of Income and Retained Earnings for the Periods
        Ended March 31, 2000 and 1999........................................25

    Consolidated Statements of Cash Flows for the Periods Ended
        March 31, 2000 and 1999..............................................26

    Notes to Consolidated Financial Statements...............................27

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................31

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

Item 1.  Legal Proceedings...................................................36

Item 6.  Exhibits and Reports on Form 8-K....................................36

Signatures...................................................................37

Exhibit Index................................................................39

                                SCANA CORPORATION
                                FINANCIAL SECTION









                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                SCANA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2000 and December 31, 1999
                                   (Unaudited)




March 31,             December 31,
------------------------------------------------------------ ------------------
                                                        2000          1999
------------------------------------------------------------ ------------------
Assets                                                  (Millions of Dollars)
Utility Plant:
    Electric                                           $4,629        $4,633
    Gas                                                 1,387           632
    Other                                                 190           191
------------------------------------------------------------- ------------------
        Total                                           6,206         5,456
    Less accumulated depreciation and amortization      2,116         1,829
------------------------------------------------------------- ------------------
        Total                                           4,090         3,627
    Construction work in progress                         220           159
    Nuclear fuel, net of accumulated amortization          43            41
    Acquisition adjustment-gas, net of accumulated
      amortization                                        485            22
------------------------------------------------------------ ------------------
        Utility Plant, Net                              4,836         3,851
------------------------------------------------------------- ------------------

Nonutility Property, net of accumulated depreciation       62            61
Investments                                               860           938
--------------------------------------------------------------------------------
  Nonutility Property and Investments, net of
     accumulated depreciation                             922           999
-------------------------------------------------------------------------------

Current Assets:
    Cash and temporary cash investments                   116            98
    Receivables (including unbilled revenues)             423           320
    Inventories (at average cost):
        Fuel                                               55            79
        Materials and supplies                             78            55
    Prepayments                                            27            35
    Deferred income taxes                                  16            15
------------------------------------------------------------- ------------------
        Total Current Assets                              705           612
------------------------------------------------------------ ------------------

Deferred Debits:
    Emission allowances                                    31            30
    Environmental                                          24            25
    Nuclear plant decommissioning fund                     64            66
    Pension asset, net                                    162           144
    Other regulatory assets                               167           175
    Other                                                 116           111
------------------------------------------------------------- ------------------
        Total Deferred Debits                             549           566
----------------------------------------- ------------------- ------------------
            Total                                      $6,011        $7,029
========================================== ================== ==================

                                SCANA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2000 and December 31, 1999
                                   (Unaudited)


                                                     March 31,    December 31,
--------------------------------------------------------------------------------
                                                      2000            1999
--------------------------------------------------------------------------------
Capitalization and Liabilities                          (Millions of Dollars)
Stockholders' Investment:
    Common Equity                                   $ 2,100          $2,099
    Preferred stock (not subject to purchase
     or sinking funds)                                  106             106
-------------------------------------------------------------- -----------------
        Total Stockholders' Investment                2,206           2,205
Preferred Stock, net (subject to purchase or
  sinking funds)                                         11              11
SCE&G-Obligated Mandatorily Redeemable Preferred
   Securities  of  SCE&G's Subsidiary Trust, SCE&G
   Trust I, holding solely $50 million principal
   amount of the 7.55% Junior Subordinated
   Debentures of SCE&G, due 2027                         50              50
Long-Term Debt, net                                   2,413           1,563
-------------------------------------------------------------- -----------------
        Total Capitalization                          4,680           3,829
-------------------------------------------------------------- -----------------

Current Liabilities:
    Short-term borrowings                               345             266
    Current portion of long-term debt                   309             303
    Accounts payable                                    192             189
    Customer deposits                                    20              16
    Taxes accrued                                        51              86
    Interest accrued                                     46              29
    Dividends declared                                   32              31
    Other                                                23              13
-------------------------------------------------------------- -----------------
       Total Current Liabilities                      1,018             933
-------------------------------------------------------------- -----------------

Deferred Credits:
    Deferred income taxes                               861             805
    Deferred investment tax credits                     118             116
    Postretirement benefits                             109              98
    Reserve for nuclear plant decommissioning            66              64
    Other regulatory liabilities                         75              64
    Other                                               102             102
------------------------------------------------------------- -----------------
        Total Deferred Credits                        1,331           1,249
------------------------------------------------------------- -----------------
           Total                                     $7,029          $6,011
============================================================ =================

See Notes to Consolidated Financial Statements.

                                SCANA CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  For the Periods Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
     ----------------------------------------------------- ---------------------
                                                        2000        1999
     --------------------------------------------------------------------------
                                                        (Millions of Dollars)
     Operating Revenues:
         Electric                                      $  294      $ 266
         Gas - Regulated                                  311        130
         Gas - Nonregulated                               216        149
         Transit                                            -          1
     -------------------------------------------------------- -----------------
             Total Operating Revenues                     821        546
     -------------------------------------------------------- -----------------
     Operating Expenses:
         Fuel used in electric generation                  70         61
         Purchased power                                    7          4
         Gas purchased for resale                         379        228
         Other operation                                   90         80
         Maintenance                                       21         18
         Depreciation and amortization                     55         42
         Income taxes                                      50         21
         Other taxes                                       29         27
     --------------------------------------------------------------------------
             Total Operating Expenses                     701        481
     --------------------------------------------------------------------------
     Operating Income                                      120        65
     ---------------------------------------------------------------------------

     Other Income:
         Allowance for equity funds used
           during construction                               1         1
         Other income, net of income taxes                  11         8
     -------------------------------------------------------- -----------------
             Total Other Income                             12         9
     -------------------------------------------------------- -----------------

     Income Before Interest Charges and
       Preferred Stock Dividends                           132        74
     --------------------------------------------------------------------------

     Interest Charges (Credits):
         Interest expense on long-term debt                 44        31
         Other interest expense                             11         4
         Allowance for borrowed funds used
           during construction                              (1)       (1)
     --------------------------------------------------------------------------
             Total Interest Charges, Net                    54        34
     --------------------------------------------------------------------------
     Income Before Preferred Dividend Requirements
         on Mandatorily Redeemable Preferred Securities     78        40
     Preferred Dividend Requirement of SCE&G -
          Obligated Mandatorily Redeemable
          Preferred Securities                               1         1
     --------------------------------------------------------- -----------------
     Income Before Preferred Stock Cash Dividends
       of Subsidiary                                        77        39
     Preferred Stock Cash Dividends of Subsidiary
      (At Stated Rates)                                     (2)       (2)
     --------------------------------------------------------- -----------------
     Income Before Cumulative Effect of
       Accounting Change                                    75        37
     Cumulative Effect of Accounting Change,
       net of taxes (Note 2)                                29         -
     ---------------------------------------------------------------------------
     Net Income                                            104        37
     Retained Earnings at Beginning of Period              720       678
     Common Stock Cash Dividends Declared                  (30)      (40)
     ==========================================================================
     Retained Earnings at End of Period                  $ 794    $   675
     ===========================================================================
     Net Income                                          $ 104    $    37
     Weighted Average Number of Common Shares
       Outstanding (Millions)                            104.0      103.6
     Earnings Per Weighted Average Share of
       Common Stock (Basic and Diluted) Before
       Cumulative Effect of Accounting Change            $ .72      $ .36
     Cumulative Effect of Accounting Change (Note 2)     $ .28          -
     Earnings Per Weighted Average Share of Common Stock
      (Basic and  Diluted)                              $ 1.00      $ .36
     Cash Dividends Declared Per Share of Common Stock   $.2875    $.3850
     ===========================================================================

     See Notes to Consolidated Financial Statements.

                                SCANA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Periods Ended March 31, 2000 and 1999
                                   (Unaudited)
                                                             Three Months Ended
                                                                 March 31,
------------------------------------------------------------------ -------------
                                                              2000         1999
------------------------------------------------------------------ -------------
                                                           (Millions of Dollars)
Cash Flows From Operating Activities:
  Net income                                                    $104       $37
    Adjustments to reconcile net income to net
      cash provided from operating activities, net
       of effect of subsidiary acquisition:
        Cumulative effect of accounting change                   (29)        -
        Depreciation and amortization                             55        44
        Amortization of nuclear fuel                               5         5
        Deferred income taxes, net                                21         3
        Pension asset                                            (18)       (6)
        Other regulatory assets                                   (6)        7
        Other regulatory liabilities                               7         4
        Post-retirement benefits                                  11         3
        Allowance for funds used during construction              (2)       (3)
        Over (under) collections, fuel adjustment clauses         14         9
        Changes in certain current assets and liabilities:
            (Increase) decrease in receivables                    (5)       11
            (Increase) decrease in inventories                    36       (10)
            Increase (decrease) in accounts payable              (47)      (23)
            Increase (decrease) in taxes accrued                 (40)      (60)
        Other, net                                                21         -
---------------------------------------------------------------------- --------
    Net Cash Provided From Operating Activities                  127        21
---------------------------------------------------------------------- --------

Cash Flows From Investing Activities:
    Utility property additions and construction
     expenditures, net of AFC                                    (52)      (50)
    Increase in other property and investments                    (7)      (13)
    Purchase of subsidiary,  net of cash acquired               (691)        -
    Sale of subsidiary assets                                      1         3
---------------------------------------------------------------------- --------
    Net Cash Used For Investing Activities                      (749)      (60)
---------------------------------------------------------------------- --------

Cash Flows From Financing Activities:
    Proceeds:
        Issuance of  First Mortgage Bonds                          -        99
        Issuance of notes and loans                              700         -
    Repayments:
        Other long-term debt                                      (1)       (1)
    Dividend payments:
        Common stock                                             (34)      (40)
        Preferred stock of subsidiary                             (2)       (2)
    Short-term borrowings, net                                   (59)      (21)
    Fuel and emission allowance financings, net                    -        13
---------------------------------------------------------------------- --------
    Net Cash Provided From  Financing Activities                 604        48
---------------------------------------------------------------------- --------
Net Increase (Decrease) In Cash And Temporary
  Cash Investments                                               (18)        9
Cash And Temporary Cash Investments At January 1                 116        62
---------------------------------------------------------------------- --------
Cash And Temporary Cash Investments At March 31                 $ 98       $71
====================================================================== ========

Supplemental Cash Flow Information:
    Cash paid for - Interest (includes capitalized
                    interest of $1 for 2000 and 1999)           $ 37      $24
                  - Income taxes                                  26        5
    Noncash investing activities
                  - Unrealized gain/(loss) on securities
                    available for sale, net of                   (73)      18
taxes

    In conjunction with the acquisition of Public Service Company of North Carolina, Inc., liabilities were assumed as follows:

                Fair value of assets acquired                 $1,171
                Cash paid for capital stock                     (212)
                Stock issued for consideration                  (475)
                                                              --------
                     Liabilities assumed                      $  484
                                                              =======

See Notes to Consolidated Financial Statements.

                                SCANA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 1999. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Notes 2 and 3, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        A.  Basis of Accounting

        The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of March 31, 2000, approximately $194 million and $75 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $131 million and $48 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $35 million and $26 million, respectively, are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $5 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

        B.  Other Comprehensive Income

        Other comprehensive income includes net income and all other changes in equity except those resulting from investments by and distributions to stockholders. Other comprehensive income of the Company totaled $31 million and $56 million for the three months ended March 31, 2000 and 1999, respectively. For each period, other comprehensive income included net income and unrealized gains/losses on securities available for sale. Accumulated other comprehensive income of the Company totaled $521 million and $286 million at March 31, 2000 and 1999, respectively.

        C.  Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the 2000 presentation.

2.      Cumulative Effect of Accounting Change

        Effective January 1, 2000 the Company changed its method of accounting for operating revenues from cycle billing to full accrual. The cumulative effect of this change was $29 million, net of tax. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service received, but that has not yet been billed as of the end of the accounting period. Previously these revenues were recognized as operating revenues as customers were billed.

        If this method had been applied retroactively, net income would have been $54 million ($0.52 per share) for the three months ended March 31, 1999, compared to $37 million ($0.36 per share) as previously reported.

3.      ACQUISITION

        On February 10, 2000 the Company completed its acquisition of Public Service Company of North Carolina, Inc. (PSNC) in a business combination accounted for as a purchase. PSNC became a wholly owned subsidiary of the Company. PSNC is a public utility engaged primarily in transporting, distributing and selling natural gas to approximately 351,000 residential, commercial and industrial customers in 31 counties in North Carolina. Pursuant to the Agreement and Plan of Merger, PSNC shareholders were paid approximately $212 million in cash and 17,413,013 shares of SCANA common stock. The results of operations of PSNC are included in the accompanying financial statements as of January 1, 2000, the effective date of acquisition . The total cost of acquisition was approximately $700 million, which exceeded the fair value of the net assets by approximately $466 million. The excess is being amortized over 35 years.

        Operating revenues and net income previously  reported by the separate
        companies and the combined  amounts   presented  in  the   accompanying
        Consolidated Statements of Income, including the cumulative effect of accounting change (See Note 2), are as follows:

--------------------------------------------------------------------------------
                                               For the Three Months Ended
                                                   March 31, 1999
(Dollars in millions,
except per share amounts)                SCANA    PSNC   Adjustments1  Combined
--------------------------------------------------------------------------------
Operating revenues                       $546     $134       $    -     $680
Income before cumulative effect            37       22        (11)        48
Cumulative effect of accounting change     17       5             -       22
Net income                                 54       27        (11)        70
Earnings per share                       0.52     1.30                  0.67
================================================================================
       1Adjustments  include  interest  charges  (net of income  tax  effect) on
        additional   debt  issued  in  conjunction   with  the  acquisition  and
        amortization of the acquisition adjustment.

4.     RATE MATTERS

        On December 7, 1999 the North Carolina Utilities Commission (NCUC) issued an order approving the acquisition of PSNC by the Company. As specified in the NCUC order, PSNC will reduce its rates by approximately $2 million ($1 million in August 2000 and another $1 million in August
        2001) and has agreed to a five-year moratorium on general rate cases. General rate relief can be obtained during this period to recover costs associated with materially adverse governmental actions and force majeure events. The Carolina Utility Customers Association, Inc. (CUCA) filed an appeal of this order, which is pending in the North Carolina Court of Appeals. While management cannot predict the ultimate outcome of this appeal, management does not expect that such outcome will have a material adverse impact on the Company's financial position, results of operations or cash flows.

        On October 30, 1998 the NCUC issued an order in PSNC's general rate case filed in April 1998. The order, effective November 1, 1998, granted PSNC additional revenue of $12.4 million and allowed a 9.82 percent overall rate of return on PSNC's net utility investment. It also approved the continuation of the Weather Normalization Adjustment and Rider D Mechanisms and full margin transportation rates. PSNC's Rider D rate mechanism authorizes the recovery of all prudently incurred gas costs from customers on a monthly basis. Any difference in amounts paid and collected for these costs is deferred for subsequent refund to or collection from customers. CUCA, a party to PSNC's general rate case, formally appealed the general rate case order on December 18, 1998. On February 4, 2000 the Supreme Court of North Carolina affirmed the NCUC order.

        On November 6, 1997 the NCUC issued an order permitting PSNC, on a trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. This procedure allows PSNC to manage its deferred gas costs better by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them. PSNC's request for permanent approval of this mechanism was approved by the NCUC in an order issued April 6, 2000.

5.      RETAINED EARNINGS:

        The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At March 31, 2000, approximately $30.8 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

6.      INVESTMENTS IN EQUITY SECURITIES:

        At March 31, 2000, SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, held the following investments in ITC Holding Company, Inc. (ITC) and its affiliates:

     o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCH owns approximately 4.9 million common shares of Powertel at a cost of approximately $74.1 million. Powertel common stock closed at $69.1875 per share on March 31, 2000, resulting in a pre-tax unrealized holding gain of $265.1 million (a decline of $152.7 million from December 31, 1999). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses. In addition, SCH owns the following series of non-voting convertible preferred shares, at the approximate cost noted: 100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and 50,000 shares 6.5 percent series E ($75.0 million). Dividends on preferred series E shares are paid in common shares of Powertel. Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately
          4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, as converted, the market value of the underlying common shares for the preferred shares was approximately $672.3 million at March 31, 2000, resulting in an unrecorded pre-tax holding gain of $499.7 million (a decline of $303.0 million from December 31, 1999).

     o ITC^DeltaCom, Inc. (ITCD) is a fiber optic telecommunications provider. SCH owns approximately 5.1 million common shares of ITCD at a cost of approximately $42.7 million. ITCD common stock closed at $35.625 per share on March 31, 2000, resulting in a pre-tax unrealized holding gain of $139.2 million (an increase of $40.8 million from December 31, 1999). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses. In addition, SCH owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares are convertible in March 2002 into 2,961,542 shares of ITCD common stock. The market value of series A preferred stock of ITCD is not readily determinable. However, as converted, the market value of the underlying common stock for the series A preferred stock was approximately $105.5 million at March 31, 2000, resulting in an unrecorded pre-tax holding gain of $94.3 million (an increase of $23.7 million from December 31, 1999).

     o Knology Inc. (Knology), previously Knology Holdings, Inc., is a broad-band service provider of cable, television, telephone and internet services. SCH owns 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million.
          Prior to February 24, 2000, SCH owned 451,800 shares of series A preferred stock of Knology at a cost of approximately $1.1 million. On February 24, 2000 Knology Holdings, Inc. was spun off from ITC and was renamed Knology, Inc. As a result of this spin off, SCH received 6.8 million shares of Knology Series A preferred stock. The market value of these investments is not readily determinable.

     o ITC has an ownership interest in several Southeastern communications companies. SCH owns approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $5.8 million, $7.2 million, and $4.0 million, respectively. Preferred series A shares are convertible in March 2002 at a conversion price of $13.45 per common share or approximately 2.6 million common shares. Preferred series B shares are convertible in March 2002 into ITC common shares on a four to one basis. The market values of these investments are not readily determinable.

7.      CONTINGENCIES:

        With respect to commitments at March 31, 2000, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Contingencies at March 31, 2000 are as follows:

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

        SCE&G currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with Nuclear Electric Insurance Limited (NEIL). These policies covering the nuclear facility for property damage, excess property damage and outage costs permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retroactive premium assessment would not exceed $8.1 million.

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

        B.  Environmental

        SCE&G has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. SCE&G has also recovered portions of its environmental liabilities through settlements with various insurance carriers. SCE&G has recovered all amounts previously deferred for its electric operations. SCE&G expects to recover all deferred amounts related to its gas operations by December 2005. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $20.5 million at March 31, 2000. The deferral includes the estimated costs associated with the following matters.

     o In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants (MGP), properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) have negotiated an administrative order by consent for the conduct of a Remedial
          Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. SCE&G estimates that the Record of Decision will result in costs of approximately $13.3 million, of which approximately $4 million remains. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between SCE&G and the EPA. However, SCE&G submitted a Comprehensive Remedial Design Work Plan on December 17, 1999 and is proceeding with implementation pending agency approval.

          In October 1996 the City of  Charleston   and  SCE&G   settled  all
          environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup. As part of the environmental settlement, SCE&G constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April 2000) and transferred the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is still being finalized, but is not to exceed $16.9 million, the maximum expected project cost.

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

       In addition, PSNC owns, or has owned, all or portions of six sites in North Carolina on which MGPs were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at only one site and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources has recommended that no further action be taken with respect to one site. In March and April 1994, an environmental consulting firm retained by PSNC estimated that the aggregate cost of investigating and monitoring the extent of environmental degradation and of implementing remedial procedures with respect to the remaining five sites may range from $3.7 million to $50.1 million over a 30-year period. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. The range includes the cost of investigating and monitoring the sites at the low end of the range and investigating, monitoring and extensively remediating the sites at the high end of the range. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs.

       An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of March 31, 2000, PSNC has recorded a liability and associated regulatory asset at the minimum amount of the range, or $3.7 million.

       The NCUC concluded that it is proper and in the public interest to allow recovery of prudently incurred clean-up costs from current customers as reasonable operating expenses even though the MGP sites are not used and useful in providing gas service to current customers. However, the NCUC will not allow recovery of carrying costs on deferred amounts.

8.  SEGMENT OF BUSINESS INFORMATION:

The Company's reportable segments are listed in the following table. The Consolidated Financial Statements report operating revenues, comprised of reportable segments and the non-reportable transit operations segment. The Company uses operating income to measure profitability for its Electric Operations and Gas Distribution segments. Therefore, net income is not allocated to these segments. The Company uses net income to measure profitability for its Energy Marketing segment, which includes the Company's unregulated gas sales in Georgia. Affiliate revenue is derived from transactions between reportable segments as well as transactions between separate legal entities that are combined into the same reportable segment. Assets for the period ended March 31, 1999 did not change significantly.


                        Disclosure of Reportable Segments
                              (Millions of Dollars)
------------------------------------- ------------- ------------- ----------- ------- ----------------------------
                           Electric       Gas           Gas         Energy      All   Adjustments/  Consolidated
        March 31, 2000    Operations  Distribution  Transmission  Marketing    Other  Eliminations     Total
------------------------------------- ------------- ------------- ----------- ------- ----------------------------

External  Revenue             $294        $255          $56         $217         -           -        $822
Intersegment Revenue            77           -           62            2         -        (141)          -
Operating Income (Loss)         69          37            5          n/a        (1)          10        120
Net Income                     n/a         n/a            4            9       (11)         102        104
Segment Assets               4,778       1,547          246          136     1,156         (834)      7,029
------------------------------------- ------------- ------------- ----------- ------- ----------------------------

------------------------- ----------- ------------- ------------- ----------------- -------------- ---------------
                           Electric       Gas           Gas         Energy    All   Adjustments/    Consolidated
        March 31, 1999    Operations  Distribution  Transmission  Marketing  Other  Eliminations       Total
------------------------- ----------- ------------- ------------- ----------------- -------------- ---------------

External Revenue              $266         $86          $44        $149        1        $546                -
Intersegment Revenue           68           -            49           -        -        (117)               -
Operating Income (Loss)        62          14             4         n/a       (1)        (14)            65
Net Income                    n/a         n/a             3         (13)       -          47             37
Segment Assets              4,642         384           229          82       807       (801)         5,343
------------------------- ----------- ------------- ------------- ----------------- -------------- ---------------



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                SCANA CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 1999.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy in areas served by SCANA's subsidiaries,
(4) the impact of competition from other energy suppliers, (5) the management of the Company's operations, (6) variations in prices of natural gas and fuels used for electric generation, (7) growth opportunities for the Company's regulated and non-regulated subsidiaries, (8) the results of financing efforts, (9) changes in the Company's accounting policies, (10) weather conditions in areas served by the Company's subsidiaries , (11) performance of the telecommunications companies in which the Company has made significant investments, (12) inflation, (13) exposure to environmental issues and liabilities, (14) changes in environmental regulations and (15) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

               MATERIAL CHANGES IN CAPITAL RESOURCES AND LIQUIDITY
                             SINCE DECEMBER 31, 1999


North Carolina Gas Market

        On February 10, 2000 the Company  completed  its  acquisition  of Public
Service Company of North Carolina, Inc. (PSNC) in a transaction valued at approximately $900 million, including the assumption of debt. The transaction is being accounted for as a purchase. PSNC is operated as a wholly owned subsidiary of the Company. As a result of the transaction, the Company became a registered public utility holding company under the Public Utilities Holding Company Act of 1935 (PUHCA).

Georgia Retail Gas Market

        During the first quarter of 2000, Energy Marketing's Georgia retail gas operations maintained a base of approximately 431,000 customers, compared to the first quarter of 1999 when the customer base grew from approximately 78,000 at January 1 to approximately 236,000 at March 31. In addition, Georgia retail gas operations reported net income of approximately $8.9 million for the three months ended March 31, 2000, compared to a net loss of approximately $12.5 million for the corresponding period in 1999. This increase resulted from lowering costs and improving efficiency by transitioning from start-up to ongoing operations and from an improved margin on natural gas sales. Due to the seasonality of the retail gas business in Georgia, management anticipates incurring losses through much of the remainder of the year 2000, and breaking even for the year.

LIQUIDITY AND CAPITAL RESOURCES

        On September 14, 1999 the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan was implemented January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G will increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year could be carried forward for possible use in the succeeding year. The accelerated capital recovery plan will be accomplished through existing customer rates.

        On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G is paying the City $25 million over seven years (1996 through
2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's, SCE&G paid the City $26 million over a four-year period (1996 through 1999). As part of the environmental settlement, SCE&G constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April 2000) and transferred the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is still being finalized, but is not to exceed $16.9 million, the maximum expected project cost.

        The following table summarizes how the Company generated funds for property additions and construction expenditures during the three months ended March 31, 2000 and 1999:

-------------------------------------------------------------------------------
                                                     Three Months Ended
                                                         March 31,
                                                  2000               1999
-------------------------------------------------------------------------------
                                                     (Millions of Dollars)

Net cash provided from operating activities       $127               $ 21
Net cash provided from financing activities        604                 48
Cash provided from sale of subsidiary assets         1                  3
Cash and temporary cash investments available
  at the beginning of the period                   116                 62
================================================================================
Net cash available for  property additions
    and construction                              $848               $134
expenditures
================================================================================

Funds used for purchase of subsidiary             $691                   -
Funds used for utility property additions
   and construction expenditures,
   net of noncash allowance for funds
   used during construction                       $ 52               $ 50
================================================================================

Funds used for nonutility property
  additions                                       $ 7               $  13
================================================================================

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

        PSNC has committed lines of credit with three commercial banks totaling $40 million. PSNC also has uncommitted lines of credit totaling $85 million.

        The Company anticipates that the remainder of its 2000 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term debt. The Company anticipates incurring short-term and long-term debt to refinance long-term debt obligations. The timing and amount of such financings will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. The ratio of earnings to fixed charges for the 12 months ended March 31, 2000 was 3.41.

Investments in Equity Securities

        At March 31, 2000, SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, held the following investments in ITC Holding Company, Inc. (ITC) and its affiliates:

     o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCH owns approximately 4.9 million common shares of Powertel at a cost of approximately $74.1 million. Powertel common stock closed at $69.1875 per share on March 31, 2000, resulting in a pre-tax unrealized holding gain of $265.1 million (a decline of $152.7 million from December 31, 1999). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses. In addition, SCH owns the following series of non-voting convertible preferred shares, at the approximate cost noted: 100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and 50,000 shares 6.5 percent series E ($75.0 million). Dividends on preferred series E shares are paid in common shares of Powertel. Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately
          4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, as converted, the market value of the underlying common shares for the preferred shares was approximately $672.3 million at March 31, 2000, resulting in an unrecorded pre-tax holding gain of $499.7 million (a decline of $303.0 million from December 31, 1999).

     o ITC^DeltaCom, Inc. (ITCD) is a fiber optic telecommunications provider. SCH owns approximately 5.1 million common shares of ITCD at a cost of approximately $42.7 million. ITCD common stock closed at $35.625 per share on March 31, 2000, resulting in a pre-tax unrealized holding gain of $139.2 million (an increase of $40.8 million from December 31, 1999). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses. In addition, SCH owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares are convertible in March 2002 into 2,961,542 shares of ITCD common stock. The market value of series A preferred stock of ITCD is not readily determinable. However, as converted, the market value of the underlying common stock for the series A preferred stock was approximately $105.5 million at March 31, 2000, resulting in an unrecorded pre-tax holding gain of $94.3 million (an increase of $23.7 million from December 31, 1999).

     o Knology Inc. (Knology), previously Knology Holdings, Inc., is a broad-band service provider of cable, television, telephone and internet services. SCH owns 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million.
          Prior to February 24, 2000, SCH owned 451,800 shares of series A preferred stock of Knology at a cost of approximately $1.1 million. On February 24, 2000 Knology Holdings, Inc. was spun off from ITC and was renamed Knology, Inc. As a result of this spin off, SCH received 6.8 million shares of Knology Series A preferred stock. The market value of these investments is not readily determinable.

     o ITC has an ownership interest in several Southeastern communications companies. SCH owns approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $5.8 million, $7.2 million, and $4.0 million, respectively. Preferred series A shares are convertible in March 2002 at a conversion price of $13.45 per common share or approximately 2.6 million common shares. Preferred series B shares are convertible in March 2002 into ITC common shares on a four to one basis. The market values of these investments are not readily determinable.

                              RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                 AS COMPARED TO THE CORRESPONDING PERIOD IN 1999

Earnings and Dividends

        Earnings per share of common stock for the three months ended March 31, 2000 and 1999 were as follows:

                                                    2000         1999
 ----------------------------------------------------------------------

 Earnings derived from:
     Continuing operations                        $ .72        $.36
     Change in accounting                           .28           -
 ======================================================================
     Earnings per weighted average share          $1.00        $.36
 ======================================================================


        Earnings from continuing operations increased $.36. This was primarily attributable to improved results of $.21 from the Company's entry into the Georgia retail gas market (earnings of $.09 for 2000 compared to a loss of $.12 for 1999), the Company's acquisition of Public Service Company of North Carolina, Inc. (PSNC) in 2000 ($.18), and improved electric margins ($.10). These increases were partially offset by interest costs associated with the PSNC acquisition ($.09) and other ($.04).

        Earnings from a change in accounting resulted from the recording of unbilled revenues by SCANA's retail utility subsidiaries (See Note 2 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

        Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 1% and 5% of income before income taxes for the three months ended March 31, 2000 and 1999, respectively.

        The Company's Board of Directors declared the following quarterly dividends on common stock:

-------------------- --------------- ------------------ ----------------------
Declaration          Dividend        Record             Payment
Date                 Per Share       Date               Date
-------------------- --------------- ------------------ ----------------------
February 22, 2000     $.2875         March 10, 2000     April 1, 2000
April 27, 2000        $.2875         June 9, 2000       July 1, 2000
-------------------- --------------- ------------------ ----------------------


Electric Operations

        Changes in the electric operations sales margins (including transactions with affiliates) for the three months ended March 31, 2000, when compared to the corresponding period in 1999, were as follows:

--------------------------------------------- -----------------------------
                                                        Three Months
(Millions of Dollars)                         Change         % Change
--------------------------------------------- -------------- --------------

Electric operating revenue                      $28.1           10.6
Less:  Fuel used in generation                    9.0           14.8
           Purchased power                        3.1           84.0
--------------------------------------------- -------------- --------------
Margin                                          $16.0            7.9
============================================= ============== ==============

        Electric operations sales margins increased for the three months ended March 31, 2000, when compared to the corresponding period in 1999, primarily as a result of more favorable weather and customer growth.

Gas Distribution

        Changes in the gas distribution sales margins (including transactions with affiliates) for the three months ended March 31, 2000, when compared to the corresponding period in 1999, were as follows:

--------------------------------------------------------------------------------
                                                                Three Months
(Millions of Dollars)                  2000      1999     Change     % Change
                    -
--------------------------------------------------------------------------------

Gas distribution operating revenue    $255.6    $86.1     $169.5         *
Less:  Gas purchased for resale        152.7      49.1     103.6         *
--------------------------------------------------------------------------------
Margin                                $102.9    $37.0     $ 65.9         *
================================================================================

                                     * Greater than 100%

        Gas distribution sales margins for the three months ended March 31, 2000 increased from 1999 levels primarily as a result of the acquisition of PSNC (which contributed $64.2 million to the change). The remaining increase was attributable to more favorable weather and customer growth at SCE&G.

Gas Transmission

        Changes in the gas transmission sales margins (including transactions with affiliates) for the three months ended March 31, 2000, when compared to the corresponding period in 1999, were as follows:

--------------------------------------------------------------------------------
                                                                 Three Months
(Millions of Dollars)                  2000       1999     Change     % Change
--------------------------------------------------------------------------------

Gas transmission operating revenue    $118.0      $93.0    $25.0        26.9
Less:  Gas purchased for resale        102.1       80.5     21.6        26.8
--------------------------------------------------------------------------------
Margin                                $ 15.9      $12.5    $ 3.4        27.2
================================================================================

        Gas transmission sales margins for the three months ended March 31, 2000 increased from 1999 levels primarily as a result of improved industrial margins due to an improved competitive position relative to alternate fuels.

Energy Marketing

        Changes in the energy marketing sales margins for the three months ended March 31, 2000, when compared to the corresponding period in 1999, were as follows:

------------------------------------------------------------------------------
                                                           Three Months
(Millions of Dollars)                2000      1999    Change     % Change
---------------------------------------------------------------- ------------

Gas and electric sales revenue      $217.0    $149.5    $67.5       45.2
Less:  Gas and electricity
  purchased for resale               186.0    147.8     38.2       25.8
================================================================ ============
Margin                              $ 31.0    $ 1.7     $29.3         *
================================================================ ============

      *Greater than 100%

        Energy marketing sales margins for the three months ended March 31, 2000 increased primarily as a result of improved margins in the Georgia retail natural gas market. See LIQUIDITY AND CAPITAL RESOURCES.

Other Operating Expenses

        Changes in other operating expenses, including taxes, for the three months ended March 31, 2000, when compared to the corresponding period in 1999, were as follows:

 -------------------------------------------- ----------------------------------
                                                              Three Months
 (Millions of Dollars)                 2000       1999    Change     % Change
 -------------------------------------------- ----------------------------------

 Other operation and maintenance      $110.8     $ 98.0    $12.8       13.1
 Depreciation and amortization           54.9       41.9    13.0       30.9
 Income taxes                            50.3       20.9    29.4      140.7
 Other taxes                             29.4       27.2     2.2        8.1
 -------------------------------------------- ----------------------------------
 Total                                $245.4     $188.0    $57.4       30.5
 ============================================ ==================================

        Other operating expenses for the three months ended March 31, 2000 increased from 1999 levels primarily as a result of the acquisition of PSNC. This acquisition accounted for the following increases: Other operation and maintenance ($16.2 million), Depreciation and amortization ($10.4 million), Income taxes ($17.5 million) and Other taxes ($1.7 million).

        Apart from the PSNC acquisition, changes in other operating expenses for the three months ended March 31, 2000 compared to the corresponding period for 1999 were as follows: Other operation and maintenance expenses decreased $3.4 million. This decrease was primarily attributable to decreased operating expenses at Energy  Marketing  ($8.3  million),  which were partially  offset by higher operating and maintenance expenses at SCE&G. Depreciation and amortization expenses increased $2.6 million due to normal property additions. The increase in income taxes ($12.4 million) primarily reflects the change in operating income.

Other Income

        Other income, net of income taxes, for the three months ended March 31, 2000 increased approximately $2.7 million, when compared to the corresponding period of 1999. This increase was primarily attributable to increased earnings on pension assets.

Interest Expense

        Interest expense, excluding the debt component of AFC, for the three months ended March 31, 2000 increased approximately $19.8 million, when compared to the corresponding period in 1999. The increase was primarily due to the issuance of debt in the first quarter of 2000 to complete the acquisition of PSNC.

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

                                                               March 31, 2000
                                                             Expected Maturity Date
                                     -------- ------------------------------------- ---------- ----------------
                                                        (Millions of Dollars)
                                                                                    There-              Fair
Liabilities                           2000     2001   2002       2003    2004     After      Total      Value
                                     -------- ---------------- ---------------- ---------- ---------- ----------

Long-Term Debt:
Fixed Rate ($)                        159.3    38.1    36.8     296.8    186.3   1,276.1    1,993.4    1,835.5
Average Fixed Interest Rate (%)        6.63    7.31    7.22      6.26     7.58      7.35        7.13
Variable Rate ($)                     150.0     -     550.0     150.0      -        -         850.0      850.0
Average Variable Interest Rate (%)     7.16     -      7.53      8.02      -        -           7.45






                                                                 March 31, 1999
                                                             Expected Maturity Date
                                  ------- -------- ------------------------------- ---------------------------
                                                       (Millions of Dollars)
                                                                                 There-                 Fair
Liabilities                        2000     2001     2002       2003    2004     After      Total      Value
                                  ------- -------- ---------- --------------------------- ---------- ----------

Long-Term Debt:
Fixed Rate ($)                     213.5    27.5     27.5      284.4    129.4   1,166.7    1,849.0    1,869.2
Average Fixed Interest Rate (%)     5.95    6.86     6.86       6.29     7.52      7.33        7.



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

March 31, 2000                               Expected Maturity in 2000
                            Weighted Avg        Contract            Fair
Natural Gas Derivatives:    Settlement Price     Amount             Value
--------------------------- ----------------------------------- --------------
                                             (Millions of Dollars)
Future Contracts:
   Long                         $2.9741               $  .9           $1.2
   Short                        $3.1770                $2.2           $2.6
SET Futures Contracts (1):
   Long                         $2.9553               $  .1          $  .2
   Short                              -                   -              -


March 31, 1999                          Expected Maturity in 2000
                                Weighted Avg         Contract       Fair
Natural Gas Derivatives:        Settlement Price      Amount        Value
------------------------------- ----------------------------------- ---------
                                              (Millions of Dollars)
Future Contracts:
   Long                             $2.4818          $10.2          $10.6
   Short                            $     -          $   -          $   -
SET Futures Contracts (1):
   None


March 31, 1999                                  Expected Maturity in 1999
                               Weighted Avg          Contract        Fair
Natural Gas Derivatives:       Settlement Price      Amount          Value
------------------------------ -------------------------------------------------
                                                 (Millions of Dollars)
Future Contracts:
   Long                            $2.1654           $30.1          $31.6
   Short                           $2.0434           $ 0.2          $ 0.2
SET Futures Contracts (1):
   None

(1) SCANA Energy Trading, LLC (SET) is a 70% owned subsidiary of SCANA Energy Marketing, Inc. Amounts shown are at 100%.

     Equity price risk - Investments in telecommunications companies' marketable equity securities are carried at their market value of $780.0 million. A ten percent decline in market value would result in a $78.0 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of other comprehensive income.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                FINANCIAL SECTION

Item 1.  Financial Statements

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2000 and December 31, 1999
                                   (Unaudited)




                                                        March 31,   December 31,
--------------------------------------------------------------------------------
                                                           2000          1999
-------------------------------------------------------------------------------
Assets                                                  (Millions of Dollars)
Utility Plant:
    Electric                                              $4,334        $4,337
    Gas                                                      390           392
    Other                                                    190           191
-------------------------------------------------------------------------------
        Total                                              4,914         4,920
    Less accumulated depreciation and amortization         1,643         1,611
-------------------------------------------------------------------------------
        Total                                              3,271         3,309
    Construction work in progress                            186           149
    Nuclear fuel, net of accumulated amortization             41            43
--------------------------------------------------------------------------------
        Utility Plant, Net                                 3,498         3,501
--------------------------------------------------------------------------------

Nonutility Property and Investments, net of accumulated
    depreciation                                              19            19
--------------------------------------------------------------------------------

Current Assets:
    Cash and temporary cash investments                       62            78
    Receivables (including unbilled revenues)                211           195
    Inventories (at average cost):
        Fuel                                                  28            30
        Materials and supplies                                47            48
    Prepayments                                               13             8
    Deferred income taxes                                     14            16
-------------------------------------------------------------------------------
        Total Current Assets                                 375           375
--------------------------------------------------------------------------------

Deferred Debits:
    Emission allowances                                       30            31
    Environmental                                             21            24
    Nuclear plant decommissioning fund                        66            64
    Pension asset, net                                       154           144
    Other regulatory assets                                  152           162
    Other                                                     87            84
--------------------------------------------------------------------------------
        Total Deferred Debits                                510           509
--------------------------------------------------------------------------------
            Total                                         $4,402        $4,404
================================================================================

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2000 and December 31, 1999
                                   (Unaudited)


                                                     March 31,     December 31,
--------------------------------------------------------------------------------
                                                       2000           1999
--------------------------------------------------------------------------------
Capitalization and Liabilities                           (Millions of Dollars)
Stockholders' Investment:
    Common equity                                     $1,601         $1,558
    Preferred stock (not subject to purchase
      or sinking funds)                                  106            106
--------------------------------------------------------------------------------
        Total Stockholders' Investment                 1,707          1,664
Preferred Stock, net (subject to purchase or
  sinking funds)                                          11             11
SCE&G-Obligated Mandatorily Redeemable Preferred
    Securities of SCE&G's Subsidiary Trust, SCE&G
    Trust I, holding solely $50 million principal
    amount of the 7.55% Junior Subordinated
    Debentures of SCE&G, due 2027                         50             50
Long-Term Debt, net                                    1,120          1,121
--------------------------------------------------------------------------------
          Total Capitalization                         2,888          2,846
--------------------------------------------------------------------------------

Current Liabilities:
    Short-term borrowings                                187            213
    Current portion of long-term debt                    127            128
    Accounts payable                                      64             78
    Accounts payable - affiliated companies               24             33
    Customer deposits                                     17             17
    Taxes accrued                                         39             60
    Interest accrued                                      25             22
    Dividends declared                                    34             28
    Other                                                  7             10
--------------------------------------------------------------------------------
          Total Current Liabilities                      524            589
--------------------------------------------------------------------------------

Deferred Credits:
    Deferred income taxes                                579            560
    Deferred investment tax credits                      108            108
    Reserve for nuclear plant decommissioning             66             64
    Postretirement benefits                               99             98
    Other regulatory liabilities                          67             59
    Other                                                 71             80
--------------------------------------------------------------------------------
          Total Deferred Credits                         990            969
--------------------------------------------------------------------------------
                Total                                 $4,402         $4,404
================================================================================

See Notes to Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  For the Periods Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
--------------------------------------------------------------------------------
                                                          2000          1999
--------------------------------------------------------------------------------
                                                          (Millions of Dollars)
Operating Revenues:
    Electric                                              $294          $266
    Gas                                                    101            86
    Transit                                                  -             1
--------------------------------------------------------------------------------
        Total Operating Revenues                           395           353
--------------------------------------------------------------------------------
Operating Expenses:
    Fuel used in electric generation                        57            45
    Purchased power (including affiliated purchases)        29            28
    Gas purchased from affiliate  for resale                62            49
    Other operation                                         57            53
    Maintenance                                             18            17
    Depreciation and amortization                           40            38
    Income taxes                                            29            26
    Other taxes                                             25            25
--------------------------------------------------------------------------------
        Total Operating Expenses                           317           281
--------------------------------------------------------------------------------

Operating Income                                            78            72
--------------------------------------------------------------------------------

Other Income:
    Allowance for equity funds used during construction      -             1
    Other income, net of income taxes                        4             1
--------------------------------------------------------------------------------
        Total Other Income                                   4             2
--------------------------------------------------------------------------------

Income Before Interest Charges                              82            74
--------------------------------------------------------------------------------

Interest Charges (Credits):
    Interest expense on long-term debt                      24            23
    Other interest expense                                   3             3
    Allowance for borrowed funds used during construction   (1)           (1)
--------------------------------------------------------------------------------
        Total Interest Charges, Net                         26            25
--------------------------------------------------------------------------------

Income Before Preferred Dividend Requirements
    on Mandatorily Redeemable Preferred Securities          56            49
Preferred Dividend Requirement of SCE&G - Obligated
    Mandatorily Redeemable Preferred Securities              1             1
--------------------------------------------------------------------------------

Income Before Cumulative Effect of Accounting Change        55            48
Cumulative Effect of Accounting Change, net of taxes        22             -
--------------------------------------------------------------------------------

Net Income                                                  77            48
Preferred Stock Cash Dividends (At stated rates)            (2)           (2)
--------------------------------------------------------------------------------
Earnings Available for Common Stock                         75            46
Retained Earnings at Beginning of Period                   550           491
Common Stock Cash Dividends Declared                       (32)          (36)
================================================================================
Retained Earnings at End of Period                        $593          $501
================================================================================

See Notes to Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Periods Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
------------------------------------------------------------------ -------------
                                                              2000        1999
------------------------------------------------------------------ -------------
                                                           (Millions of Dollars)
Cash Flows From Operating Activities:
   Net income                                                  $77        $48
      Adjustments to reconcile net income to net
       cash provided from operating activities:
          Cumulative effect of accounting change               (22)         -
          Depreciation and amortization                         40         38
          Amortization of nuclear fuel                           5          5
          Deferred income taxes, net                            21         22
          Pension asset                                        (10)        (7)
          Post retirement benefits                                1         3
          Other regulatory assets                               10          7
          Regulatory liabilities                                 8          4
          Allowance for funds used during construction          (1)        (2)
          Over (under) collections, fuel adjustment clauses     14          9
          Changes in certain current assets and liabilities:
              (Increase) decrease in receivables                 6         14
              (Increase) decrease in inventories                 3        (15)
              Increase (decrease) in accounts payable          (23)       (12)
              Increase (decrease) in taxes accrued             (21)       (49)
       Other, net                                              (30)       (33)
--------------------------------------------------------------------------------
       Net Cash Provided From Operating Activities              78         32
--------------------------------------------------------------------------------

Cash Flows From Investing Activities:
       Utility property additions and construction
         expenditures, net of AFC                              (39)       (48)
--------------------------------------------------------------------------------
       Net Cash Used For Investing Activities                  (39)       (48)
--------------------------------------------------------------------------------

Cash Flows From Financing Activities:
     Proceeds:
         Issuance of First Mortgage Bonds                        -         99
     Repayments:
         Other long-term debt                                   (1)         -
     Dividend payments:
         Common stock                                          (26)       (36)
         Preferred stock                                         (2)       (2)
     Short-term borrowings, net                                (26)       (48)
     Fuel and emission allowance financings, net                  -        13
--------------------------------------------------------------------------------
     Net Cash Provided From (Used For)
       Financing Activities                                    (55)        26
--------------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Temporary
  Cash Investments                                             (16)        10
Cash And Temporary Cash Investments At January 1                78         36
================================================================================
Cash And Temporary Cash Investments At March 31                $62        $46
================================================================================

Supplemental Cash Flow Information:
    Cash paid for - Interest (includes capitalized
                    interest of $1 for 2000 and 1999)           $24       $21
                           - Income taxes                         7         4

See Notes to Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1999. These are interim financial statements, and the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Notes 2 and 3, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       A.  Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of March 31, 2000, approximately $175 million and $67 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $121 million and $43 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $26 million each are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $5 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

       B.  Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the 2000 presentation.

2.      Cumulative Effect of Accounting Change

        Effective January 1, 2000 the Company changed its method of accounting for operating revenues from cycle billing to full accrual. The cumulative effect of this change was $22 million, net of tax. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service received, but that has not yet been billed, as of the end of the accounting period. Previously these revenues were recognized as operating revenues as customers were billed.

        If this method had been applied retroactively, net income would have been $65 million for the three months ended March 31, 1999, compared to $48 million as previously reported.

3.  RETAINED EARNINGS

       The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At March 31, 2000, approximately $30.8 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

4.   CONTINGENCIES

       With respect to commitments at March 31, 2000, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Contingencies at March 31, 2000 are as follows:

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

        The Company currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with Nuclear Electric Insurance Limited (NEIL). These policies covering the nuclear facility for property damage, excess property damage and outage costs permit assessment under certain conditions to cover insurer's losses. Based on the current annual premium, the Company's portion of the retroactive premium assessment would not exceed $8.1 million.

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

 B.  Environmental

        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. The Company has recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2005. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $20.8 million at March 31, 2000. The deferral includes the estimated costs associated with the following matters.

     o In September 1992 the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants (MGP), properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved the Company's Removal Action Work Plan for soil excavation. The Company completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. The Company estimates that the Record of Decision will result in costs of approximately $13.3 million, of which approximately $4 million remains. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing the Company to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between the Company and the EPA. However, the Company submitted a Comprehensive Remedial Design Work Plan on December 17, 1999 and is proceeding with implementation pending agency approval.

          In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by the Company to the City. The Company is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup. As part of the environmental settlement, the Company constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April 2000) and transferred the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is still being finalized but is not to exceed $16.9 million, the maximum expected project cost.

     o The Company owns three other decommissioned MGP sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, the Company entered into a Remedial Action Plan Contract with the South Carolina Department of Health and Environmental Control (DHEC) pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give the Company a Certificate of Completion and a covenant not to sue. The Company is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

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

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

----------------------------------------------- --------------------------------
                         Electric      Gas       All   Adjustments/ Consolidated
  March 31, 2000         Operations Distribution Other Eliminations      Total
----------------------------------------------- --------------------------------

External  Revenue           $294       $101        -          -         $395
Intersegment Revenue          55          -        -        (55)           -
Operating Income (Loss)       65         15       (1)        (1)          78
----------------------------------------------- --------------------------------


------------------------------------ ------------ ---------- -------------------

--------------------------------------------- ----------------------------------
                       Electric      Gas         All   Adjustments/ Consolidated
 March 31, 1999        Operations Distribution   Other  Eliminations   Total
--------------------------------------------- ---------------------------------

External Revenue          $266        $86      $  1          -          $353
Intersegment Revenue        44          -         -        (44)
                                                                           -
Operating Income (Loss)     60         14        (1)        (1)           72
--------------------------------------------- ----------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company's (SCE&G) Annual Report on Form 10-K for the year ended December 31, 1999.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy in SCE&G's service territory, (4) the impact of competition from other energy suppliers, (5) the management of SCE&G's operations, (6) variations in prices of natural gas and fuels used for electric generation, (7) growth opportunities, (8) the results of financing efforts, (9) changes in SCE&G's accounting policies, (10) weather conditions in areas served by SCE&G, (11) inflation, (12) exposure to environmental issues and liabilities,
(13) changes in environmental regulations and (14) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the Securities and Exchange Commission. SCE&G disclaims any obligation to update any forward-looking statements.

               MATERIAL CHANGES IN CAPITAL RESOURCES AND LIQUIDITY
                             SINCE DECEMBER 31, 1999

LIQUIDITY AND CAPITAL RESOURCES

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

       The following table summarizes how SCE&G generated funds for its utility property additions and construction expenditures during the three months ended March 31, 2000 and 1999:

-------------------------------------------------------------------------------
                                                           Three Months Ended
                                                               March 31,
                                                           2000         1999
------------------------------------------------------------------ -------------
                                                         (Millions of Dollars)

Net cash provided from operating activities                $ 78         $32
Net cash provided from (used for) financing
  activities                                                (55)         26
Cash and temporary cash investments available
  at the beginning of the period                             78          36
--------------------------------------------------------------------------------
Net cash available for utility property
  additions and construction expenditures                  $101         $94
--------------------------------------------------------------------------------
Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during construction    $ 39          $48
--------------------------------------------------------------------------------
Funds used for (provided from) nonutility property
  additions and investments                                $ -          $ -
================================================================================

        SCE&G anticipates that the remainder of its 2000 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term debt. The timing and amount of such financings will depend upon market conditions and other factors. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended March 31, 2000 was 3.71.

                              RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                 AS COMPARED TO THE CORRESPONDING PERIOD IN 1999

Earnings and Dividends

         Net income for the three months ended March 31, 2000 and 1999 were as follows:

(Millions of Dollars)                                 2000         1999
---------------------------------------------------------- ------------

Net income derived from:
     Continuing operations                           $54.2        $47.8
     Change in accounting                             22.3             -
------------------------------------------------- ------------ ------------
     Total net income                                $76.5        $47.8
================================================= ============ ============

         Net income from continuing operations increased $6.4 million. This was primarily attributable to improved electric and gas margins ($17.1 million) and other income which were partially offset by increased other operating expenses ($10.8 million).

         Earnings from a change in accounting resulted from recording of unbilled revenue (See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

         Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 1% and 3% of income before income taxes for the three months ended March 31, 2000 and 1999 respectively.

         SCE&G's Board of Directors authorized payment of dividends on common stock held by SCANA, as follows:

-------------------- ----------------- ------------------- ------------------
Declaration          Dividend          Quarter             Payment
Date                 Amount            Ended               Date
-------------------- ----------------- ------------------- ------------------
February 22, 2000    $32.0 million     March 31, 2000      April 1, 2000
April 27, 2000       $32.0 million     June  30, 2000      July 1, 2000
-------------------- ----------------- ------------------- ------------------

Electric Operations

           Changes  in  the  electric   operations   sales  margins   (including
transactions with affiliates) for the three months ended March 31, 2000, when compared to the corresponding period in 1999, were as follows:

-------------------------------------------------------------------------------
                                                     Three Months Ended
(Millions of Dollars)            2000       1999     Change     % Change
                    -
----------------------------------------------------------------------------

Electric operating revenue      $294.3     $266.2     $28.1       10.6
Less:  Fuel used in generation    57.0       44.6      12.4       27.7
           Purchased power        29.0       28.7       0.3        1.2
----------------------------------------------------------------------------
Margin                          $208.3     $192.9     $15.4        8.0
============================================================================

           Electric operations sales margins increased for the three months ended March 31, 2000, when compared to the corresponding period in 1999, primarily as a result of more favorable weather and customer growth.

Gas Distribution

           Changes in the gas distribution sales margins for the three months ended March 31, 2000, when compared to the corresponding period in 1999, were as follows:

------------------------------------------------------------------------------
                                                       Three Months Ended
(Millions of Dollars)             2000      1999      Change      % Change
------------------------------------------------------------------------------

Gas operating revenue            $100.4     $86.1     $14.3         16.6
Less:  Gas purchased for resale    61.7      49.1      12.6         25.6
------------------------------------------------------------------------------
Margin                           $ 38.7     37.0      $ 1.7          4.6
==============================================================================

     Gas distribution sales margins for the three months ended March 31, 2000 increased from the corresponding period in 1999 primarily as a result of more favorable weather and customer growth.

 Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three months ended March 31, 2000 when compared to the corresponding period in 1999, were as follows:

--------------------------------------------------------------------------------
                                                          Three Months Ended
(Millions of  Dollars)                2000       1999      Change    % Change
--------------------------------------------------------------------------------

Other operation and maintenance      $ 75.3     $ 70.2     $ 5.1       7.3
Depreciation and amortization          40.4       38.2       2.2       5.6
Income taxes                           29.0       26.1       2.9      11.2
Other taxes                            25.3       24.7       0.6       2.5
--------------------------------------------------------------------------------
Total                                $170.0     $159.2     $10.8       6.8
================================================================================

     Other operation and maintenance expenses for the three months ended March 31, 2000 increased from 1999 levels primarily as a result of increased operating and maintenance costs for electric generation and distribution facilities. The increase in depreciation and amortization expenses resulted from normal property additions. The change in income taxes primarily reflects the change in operating income.

Other Income

     Other income, net of income taxes, for the three months ended March 31, 2000 increased approximately $2.7 million and is primarily due to earnings on pension assets.

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



                                                          March 31, 2000
                                                       Expected Maturity Date
                             --------- ---------------------------------- ------ --------------
                            (Millions of Dollars)
                                                                   There-             Fair
Liabilities                    2000  2001   2002   2003    2004    After    Total     Value
                             ------------- ----------------------------------------------------

Long-Term Debt:
Fixed Rate ($)                127.5  27.6   27.6   129.4   123.9    933.0   1,369.0   1,232.7
Average Interest Rate (%)      6.16  6.73   6.73    6.37   7.52     7.72       7.39


                                                              March 31, 1999
                                                          Expected Maturity Date
                               --------- ------------- -------------------- ---------------------
                              (Millions of Dollars)
                                                                      There-            Fair
Liabilities                      2000   2001   2002    2003    2004   After    Total    Value
                               ------- ----------------------------------------------------------

Long-Term Debt:
Fixed Rate ($)                  122.6   22.6   22.6   124.5   124.5   944.2   1,361.0  1,356.4
Average Interest Rate (%)        7.52   6.72   6.72    7.56    7.52    7.57    7.53



    While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

         SCANA Corporation:

         For information regarding legal proceedings see Note 2 "Rate Matters," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and Note 7 "Contingencies" of Notes to Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

         South Carolina Electric  & Gas Company:

         For information regarding legal proceedings see Note 2 "Rate Matters, " appearing in South Carolina Electric & Gas Company's Annual Report on Form 10-K for the year ended December 31, 1999, and Note 4 "Contingencies" of Notes to Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

Items 2, 3, 4 and 5 are not applicable for SCANA Corporation or South Carolina Electric & Gas Company.

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

         B. Reports on Form 8-K during the first quarter 2000 were as follows:

                SCANA filed a current report on Form 8-K:
                Date of report:    February 10, 2000
                Items reported:   Items 5 and 7

                SCE&G:   None

                                SCANA CORPORATION


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SCANA CORPORATION
                                              (Registrant)




May 12, 2000                              By: s/M. R. Cannon
                                              --------------------

                                              M. R. Cannon
                                              Controller
                                             (principal accounting officer)

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



                                       SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                                   (Registrant)




May  12, 2000                            By:   s/Mark R. Cannon
                                               Mark R. Cannon
                                               Controller
                                              (Principal accounting officer)

                                  EXHIBIT INDEX

        Applicable to
Exhibit Form 10-Q of
No.   SCANA   SCE&G  Description
---     ---------  -------------------------------------------------------------
2.01    X     X     Agreement and Plan of Merger, dated as of February 16, 1999 as amended and restated as of May 10, 1999, by and among Public Service Company of North Carolina, Incorporated,
                    SCANA Corporation , New Sub I, Inc. and New Sub II, Inc.
                    (Filed as Exhibit 2.1 to Registration Statement No
                    333-78227)

3.01    X           Restated Articles of Incorporation of SCANA as adopted on
                    April 26, 1989 (Filed as Exhibit 3-A to Registration
                    Statement No. 33-49145)

3.02          X     Restated Articles of Incorporation of SCE&G, as adopted on
                    December 15, 1993  (Filed as Exhibit 3.01 to Registration
                    Statement No. 333-86387)

3.03    X           Articles of Amendment of SCANA, dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421)

3.04          X     Articles of Amendment of SCE&G, dated June 7, 1994 filed
                    June 9, 1994  (Filed as Exhibit 3.02 to Registration
                    Statement No. 333-86387)

3.05          X     Articles of Amendment of SCE&G, dated November 9, 1994(Filed as Exhibit 3.03 to Registration Statement No. 333-86387)

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

        Applicable to
Exhibit   Form 10-Q of
No.   SCANA   SCE&G  Description

3.15           X      Articles of Amendment of SCE&G, dated April 9, 1998 (Filed as Exhibit 3.13 to Registration Statement No. 333-86387)

3.16           X      Articles of Amendment of SCE&G, dated May 19, 1999 (Filed
                      as Exhibit 3.16 to Form 10-K for the year ended December
                      31, 1999)

3.17           X      Articles of Amendment of SCE&G, dated August 13, 1999
                      (Filed as Exhibit 3.17 to Form 10-K for the year ended
                      December 31, 1999)

3.18           X      Articles of Amendment of SCE&G, dated March 1, 2000 (Filed as Exhibit 3.18 to Form 10-K for the year ended December
                      31, 1999)

3.19     X            By-Laws of SCANA as revised and amended on February 22,
                      2000 (Filed as Exhibit 3.19 to Form 10-K for the year ended December 31, 1999)

3.20           X      By-Laws of SCE&G as amended and adopted on  February 22,
                      2000 (Filed as Exhibit 3.20 to Form 10-K for the year ended December 31, 1999)

4.01          X       Articles of Exchange of South Carolina Electric and Gas
                      Company and SCANA Corporation (Filed as Exhibit 4-A to
                      Post-Effective Amendment No. 1 to Registration Statement
                      No. 2-90438)

4.02    X             Indenture dated as of November 1, 1989 between SCANA
                      Corporation and The Bank of New York, as Trustee (Filed as
                      Exhibit 4-A to Registration Statement No. 33-32107)

4.03    X      X      Indenture dated as of January 1, 1945, between the South
                      Carolina Power Company and Central Hanover Bank and Trust, as Trustee, as supplemented by Supplemental Indentures dated respectively as of May 1, 1946, May 1, 1947 and July
                      1, 1949 (Filed as Exhibit 2-B to Registration Statement
                      No. 2-26459)

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

            Applicable to
Exhibit       Form 10-Q of
No.        SCANA   SCE&G  Description

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

            Applicable to
Exhibit      Form 10-Q of
No.    SCANA   SCE&G  Description
4.09       X          X      Trust Agreement for SCE&G Trust I (Filed as
                             Exhibit 4-G to SCE&G Form 10-K for the year ended December 31, 1997)

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

10.09 X Description of SCANA Corporation Annual Incentive Plan (Filed as Exhibit 10-G to SCANA Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809)

18.01          X                 Independent Auditor's Letter regarding change
                                 in accounting principles (Filed herewith on page 43)

18.02                     X      Independent Auditor's Letter regarding change
                                 in accounting principles (Filed herewith on page 44)

27.01          X                 Financial Data Schedule (Filed herewith)

27.02                     X      Financial Data Schedule (Filed herewith)