Form 10-Q/A
period 2000-03-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 2000-05-19
CIK 91882

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

                                SCANA CORPORATION
                                FINANCIAL SECTION









                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                SCANA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2000 and December 31, 1999
                                   (Unaudited)




March 31,             December 31,
------------------------------------------------------------ ------------------
                                                        2000          1999
------------------------------------------------------------ ------------------
Assets                                                  (Millions of Dollars)
Utility Plant:
    Electric                                           $4,629        $4,633
    Gas                                                 1,387           632
    Other                                                 190           191
------------------------------------------------------------- ------------------
        Total                                           6,206         5,456
    Less accumulated depreciation and amortization      2,116         1,829
------------------------------------------------------------- ------------------
        Total                                           4,090         3,627
    Construction work in progress                         220           159
    Nuclear fuel, net of accumulated amortization          41            43
    Acquisition adjustment-gas, net of accumulated
      amortization                                        485            22
------------------------------------------------------------ ------------------
        Utility Plant, Net                              4,836         3,851
------------------------------------------------------------- ------------------

Nonutility Property, net of accumulated depreciation       62            61
Investments                                               860           938
--------------------------------------------------------------------------------
  Nonutility Property and Investments, net of
     accumulated depreciation                             922           999
-------------------------------------------------------------------------------

Current Assets:
    Cash and temporary cash investments                    98           116
    Receivables (including unbilled revenues)             423           320
    Inventories (at average cost):
        Fuel                                               79            55
        Materials and supplies                             55            78
    Prepayments                                            35            27
    Deferred income taxes                                  15            16
------------------------------------------------------------- ------------------
        Total Current Assets                              705           612
------------------------------------------------------------ ------------------

Deferred Debits:
    Emission allowances                                    30            31
    Environmental                                          25            24
    Nuclear plant decommissioning fund                     66            64
    Pension asset, net                                    162           144
    Other regulatory assets                               167           175
    Other                                                 116           111
------------------------------------------------------------- ------------------
        Total Deferred Debits                             566           549
----------------------------------------- ------------------- ------------------
            Total                                      $7,029        $6,011
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