Form 10-Q
period 2000-09-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 2000-11-14
CIK 91882

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                             Description of         Shares Outstanding
Registrant                   Common Stock           at October 31, 2000

 SCANA Corporation           Without Par Value          104,729,131

South Carolina Electric      Par Value $4.50 Per Share  40,296,1411
  & Gas Company

1Held beneficially and of record by SCANA Corporation.

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


================================================================================

                                                       INDEX


Page
PART 1.  FINANCIAL INFORMATION

SCANA Corporation Financial Section........................................  3

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of  September 30, 2000 and
    December 31, 1999 ....................................................  4

Condensed Consolidated Statements of Income and Retained Earnings for the
    Periods Ended September 30, 2000 and 1999.............................  6

Condensed Consolidated Statements of Cash Flows for the Periods Ended
    September 30, 2000 and 1999............................................ 7

Notes to Condensed Consolidated Financial Statements....................... 8

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........23

South Carolina Electric & Gas Company Financial Section.....................25

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2000 and
    December 31, 1999 ....................................................  26

Condensed Consolidated Statements of Income and Retained Earnings for the
    Periods Ended September 30, 2000 and 1999...............................28

Condensed Consolidated Statements of Cash Flows for the Periods Ended
   September 30, 2000 and 1999..............................................29

Notes to Condensed Consolidated Financial Statements........................30

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................35

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........40


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................41

Item 4.  Submission of Matters to a Vote of Security Holders................41

Item 6.  Exhibits and Reports on Form 8-K...................................41

Signatures..................................................................42

Exhibit Index...............................................................44

                                SCANA CORPORATION
                                FINANCIAL SECTION











                                               PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                SCANA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


------------------------------------------------------------------------------ ------------------
                                                              September 30,      December 31,
                                                                  2000               1999
------------------------------------------------------------------------------ ------------------
Assets                                                                   (Millions of Dollars)
Utility Plant:
    Electric                                                     $4,671             $4,633
    Gas                                                            1,407                632
    Other                                                            182                191
------------------------------------------------------------------------------ ------------------
        Total                                                      6,260              5,456
    Less accumulated depreciation and amortization                 2,188              1,829
------------------------------------------------------------------------------ ------------------
        Total                                                      4,072              3,627
    Construction work in progress                                    275               159
    Nuclear fuel, net of accumulated amortization                     54                 43
    Acquisition adjustment, net of accumulated amortization          479                 22
------------------------------------------------------------------------------ ------------------
        Utility Plant, Net                                         4,880              3,851
------------------------------------------------------------------------------ ------------------

Nonutility Property, net of accumulated depreciation                  70                 61
Investments                                                          785                938
------------------------------------------------------------------------------ ------------------
       Nonutility Property and Investments, Net                      855                999

Current Assets:
    Cash and temporary cash investments                              142                116
    Receivables (including unbilled revenues)                        411                320
    Inventories (at average cost):
        Fuel                                                          130                82
        Materials and supplies                                        56                 51
    Prepayments                                                       20                 18
    Deferred income taxes                                             14                 16
------------------------------------------------------------------------------ ------------------
        Total Current Assets                                         773                603
------------------------------------------------------------------------------ ------------------

Deferred Debits:
    Emission allowances                                               26                  31
    Environmental                                                     31                  24
    Nuclear plant decommissioning fund                                70                  64
    Pension asset, net                                               186                 144
    Other regulatory assets                                          177                 175
    Other                                                            130                 120
------------------------------------------------------------------------------ ------------------
        Total Deferred Debits                                       620                 558
------------------------------------------------------------------------------ ------------------
            Total                                                $7,128              $6,011
============================================================================== ==================





                                                       SCANA CORPORATION
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)



------------------------------------------------------------------------------------ ------------------- -----------------
                                                                                       September 30,       December 31,
                                                                                            2000               1999
------------------------------------------------------------------------------------ ------------------- -----------------
Capitalization and Liabilities                                                              (Millions of Dollars)
Stockholders' Investment:
    Common Equity                                                                          $2,068             $2,099
    Preferred stock (not subject to purchase or sinking funds)                                106                106
------------------------------------------------------------------------------------ ------------------- -----------------
        Total Stockholders' Investment                                                      2,174              2,205
Preferred Stock, net (subject to purchase or sinking funds)                                    11                 11
     SCE&G-Obligated Mandatorily Redeemable Preferred Securities of SCE&G's
  Subsidiary Trust, SCE&G Trust I, holding solely $50 million principal amount of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027                                          50                 50
Long-Term Debt, net                                                                         2,860              1,563
------------------------------------------------------------------------------------ ------------------- -----------------
        Total Capitalization                                                                5,095              3,829
------------------------------------------------------------------------------------ ------------------- -----------------

Current Liabilities:
    Short-term borrowings                                                                      264               266
    Current portion of long-term debt                                                           40               303
    Accounts payable                                                                           212               189
    Customer deposits                                                                           24                16
    Taxes accrued                                                                               74                86
    Interest accrued                                                                            57                29
    Dividends declared                                                                          32                31
    Other                                                                                        7                13
------------------------------------------------------------------------------------ ------------------ -----------------
       Total Current Liabilities                                                               710               933
------------------------------------------------------------------------------------ ------------------- -----------------

Deferred Credits:
    Deferred income taxes                                                                     825                805
    Deferred investment tax credits                                                           116                116
    Postretirement benefits                                                                   112                 98
    Reserve for nuclear plant decommissioning                                                  70                 64
    Regulatory liabilities                                                                     70                 64
    Other                                                                                     130                 102
------------------------------------------------------------------------------------ ------------------- -----------------
        Total Deferred Credits                                                              1,323               1,249
------------------------------------------------------------------------------------ ------------------- -----------------
           Total                                                                           $7,128              $6,011
==================================================================================== =================== =================

See Notes to Condensed Consolidated Financial Statements.










                                                 SCANA CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                    (Unaudited)
     -------------------------------------------------- ------------------------- ---------------------------
                                                           Three Months Ended         Nine Months Ended
                                                             September 30,              September 30,
                                                           2000         1999          2000          1999
     -------------------------------------------------- ----------- ------------- ------------- -------------
                                                          (Millions of Dollars, Except Per Share Amounts)
     Operating Revenues:
         Electric                                         $ 397          $   393      $1,011       $   953
         Gas - Regulated                                                     87          635           299
                                                           159
         Gas - Nonregulated                                                  78          654           287
                                                           260
     -------------------------------------------------- ----------- -------------- ------------ -------------
             Total Operating Revenues                                      558         2,300         1,539
                                                           816
     -------------------------------------------------- ----------- -------------- ------------ -------------
     Operating Expenses:
         Fuel used in electric generation                                   87           228           221
                                                            84
         Purchased power                                                    14            36            29
                                                            19
         Gas purchased for resale                                          147         1,023           493
                                                           366
         Other operation and maintenance                                   105           346           299

         Depreciation and amortization                     118               43          162           126
                                                            54
         Other taxes                                                         27           88          79
                                                            29
     -------------------------------------------------- ----------- -------------- ------------ -------------
             Total Operating Expenses                      670              423        1,883      1,247
     -------------------------------------------------- ------- --------- ----- ------------ -------------
     Operating Income                                      46               135          417        292
     -------------------------------------------------- ----------- -------------- ------------ -------------

     Other Income, including allowance for equity funds
          used during construction                         10                13           29          29
     -------------------------------------------------- ----------- -------------- ------------ -------------

Income Before Interest Charges, Income Taxes, Preferred Stock
     Dividends
        and Cumulative Effect of Accounting Change         156              148          446        321
     ----------------------------------------------------------- -------------- ------------ -------------

     Interest Charges:
         Interest expense on long-term debt                 55              34           150         97
         Other interest expense, net of  allowance for
            borrowed funds used during construction          2              17             8           3
     ---------------------------------------------------------- -------------- ------------ -------------
             Total Interest Charges, Net                    58              36           167         105
     ---------------------------------------------------------- -------------- ------------ -------------

     Income Before Income Taxes, Preferred Stock Dividends
     and Cumulative Effect of Accounting Change             98             112           279         216
     Income Taxes                                           36              42           108          79
     ------------------------------------------------------------------------- ----------- -------------- ------------ -------------

     Income Before Preferred Stock Dividends
      and Cumulative Effect of Accounting Change            62              70           171          137
     Preferred Dividend Requirement of SCE&G - Obligated Mandatorily
         Redeemable Preferred Securities                     1               1             3           3
     ------------------------------------------------------------------------- ----------- -------------- ------------ -------------

     Income Before Cash Dividends on Preferred Stock of Subsidiary
        and Cumulative Effect of Accounting Change          61              69           168        134
     ------------------------------------------------------------------------- ----------- -------------- ------------ -------------
     Cash Dividends on Preferred Stock of Subsidiary
       (At Stated Rates)                                   (2)              (2)          (6)          (6)
     ------------------------------------------------------------------------- ----------- -------------- ------------ -------------
     Income Before Cumulative Effect of Accounting Change  59               67           162        128
     Cumulative Effect of Accounting Change, net of taxes
       (Note 2)                                             -                -            29           -
      ------------------------------------------------------------------------- ----------- -------------- --
     Net Income                                            59               67           191         128
     Retained Earnings at Beginning of Period             792              659           720         678
     Common Stock Cash Dividends Declared                 (30)             (28)         (90)        (108)

     ============================================================== ============== ============ =============
     Retained Earnings at End of Period                   $821          $  698          $821     $   698

     ============================================================== ============== ============ =============

     Earnings Per Share of Common Stock:
       Basic and diluted
          Before cumulative effect of accounting change   $ .56         $ .65      $1.55        $  1.23
          Cumulative effect of accounting change             1              -        .28              -

   Basic and diluted earnings per share                      .56          .65       1.83            1.23
          Weighted average shares outstanding (millions)   104.7         103.6     104.5           103.6

     Cash Dividends Declared Per Share of Common Stock     $.2875      $ .2750    $.8625          $1.045
     ============================================================== ============== ============ =============
     See Notes to Condensed Consolidated Financial Statements.



                                                 SCANA CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
---------------------------------------------------------------------------------------------- ---------------------------
                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                    2000         1999
---------------------------------------------------------------------------------------------- ------------- -------------

                                                  (Millions of Dollars)
Cash Flows From Operating Activities:
  Net income                                                                                        $191         $128
    Adjustments to reconcile net income to net cash provided from operating activities:
        Cumulative effect of accounting change                                                       (29)          -
        Depreciation and amortization                                                                170          133
        Amortization of nuclear fuel                                                                  15            13
        Allowance for funds used during construction                                                   (6)         (6)
        Over (under) collections, fuel adjustment clauses                                               6          (8)
        Changes in certain assets and  liabilities,  net of effect of subsidiary acquisition:
            (Increase) decrease in receivables                                                         25          (4)
            (Increase) decrease in inventories                                                        (16)        (11)
            Increase (decrease) in deferred income taxes, net                                         17            10
            (Increase) decrease in pension asset                                                     (42)          (21)
            (Increase) decrease in other regulatory assets                                            (4)           31
            Increase (decrease) in regulatory liabilities                                               6            4
            Increase (decrease) in post-retirement benefits                                           10             8
            Increase (decrease) in accounts payable                                                   (27)        (77)
            Increase (decrease) in taxes accrued                                                      (35)         20
        Other, net                                                                                     44         (50)
----------------------------------------------------------------------------------------------- ------------ -------------
    Net Cash Provided From Operating Activities                                                      325         170
----------------------------------------------------------------------------------------------- ------------ -------------

Cash Flows From Investing Activities:
    Utility property additions and construction expenditures, net of AFC                            (204)       (167)
    Increase in other property and investments                                                        (35)        (73)
    Purchase of subsidiary,  net of cash acquired                                                   (693)          -
    Sale of subsidiary assets                                                                           1          17
----------------------------------------------------------------------------------------------- ------------ -------------
    Net Cash Used For Investing Activities                                                          (931)       (223)
----------------------------------------------------------------------------------------------- ------------ -------------

Cash Flows From Financing Activities:
    Proceeds:
        Issuance of  First Mortgage Bonds                                                            148           99
        Issuance of notes and loans                                                                  998         150
    Repayments:
        First Mortgage Bonds                                                                        (100)         -
        Notes and loans                                                                             (174)         (44)
        Other long-term debt                                                                         -             (9)
    Dividend payments:
        Common stock                                                                                 (94)       (120)
        Preferred stock of subsidiary                                                                 (6)           (6)
    Short-term borrowings, net                                                                      (140)         (33)
    Fuel and emission allowance financings, net                                                      -             11
----------------------------------------------------------------------------------------------- ------------ -------------
    Net Cash Provided From  Financing Activities                                                     632           48
----------------------------------------------------------------------------------------------- ------------ -------------
Net Increase (Decrease) In Cash And Temporary Cash Investments                                        26           (5)
Cash And Temporary Cash Investments At January 1                                                     116           62
----------------------------------------------------------------------------------------------- ------------ -------------
Cash And Temporary Cash Investments At September 30                                                $142            $  57
=============================================================================================== ============ =============

Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized interest of $4 for 2000 and $3 for 1999)          $134            $  94
                           - Income taxes                                                            109              37
    Noncash investing activities
                           - Unrealized gain/(loss) on securities available for sale, net of        (131)            156
taxes

    In  conjunction  with the  acquisition  of Public  Service  Company of North
Carolina, Inc., liabilities were assumed as follows:
                Fair value of assets acquired                 $ 1,171
                Cash paid for capital stock              (212)
                Stock issued for consideration                    (475)
                                                              -------- -----
                     Liabilities assumed                      $   484
                                                              ===========

See Notes to Condensed Consolidated Financial Statements.



                                SCANA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 1999. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Notes 2, 3 and 4, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A.  Basis of Accounting

        The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of September 30, 2000, approximately $209 million and $71 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $131 million and $52 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $25 million and $52 million, respectively, are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $2 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

        B.  Comprehensive Income

          Comprehensive income includes net income and all other changes in equity except those resulting from investments by and distributions to stockholders. Comprehensive income of the Company totaled $39 million and $60 million for the three and nine months ended September 30, 2000, respectively, and $143 million and $284 million for the same periods in 1999. Other comprehensive income included unrealized gains/(losses) on securities available for sale of $(20) million and $(131) million for the three and nine months ended September 30, 2000, respectively, and $76 million and $156 million for the same periods in 1999. Accumulated other comprehensive income of the Company totaled $205 million and $336 million as of September 30, 2000 and December 31,1999, respectively.

        C.   Recently Issued Accounting Standard and Bulletin

        In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to expand the normal purchase and sale exemption for supply contracts and to redefine interest rate risk to reduce sources of ineffectiveness, among other things. The Company has appointed a team to implement SFAS 133, as amended. This team has been educating both financial and non-financial personnel, inventorying contracts and addressing various other SFAS 133 related issues. The Company utilizes various derivatives in its risk management activities, including swaps and commodities futures. The Company will adopt SFAS 133, as amended, on January 1, 2001. The Company is determining the impact of adoption of SFAS 133 on its consolidated results of operations and financial position. Adoption of this statement should have no impact on consolidated cash flows.

        In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements." In June 2000 the SEC amended the Bulletin to delay the implementation date until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Bulletin provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. This Bulletin, which the Company will adopt for the fourth quarter of 2000, is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

         D.  Stock Option Plan

          On April 27, 2000 the Company adopted the SCANA Corporation Long-Term Equity Compensation Plan (the Plan). Under the Plan, certain employees and non-employee directors may receive nonqualified stock options and other forms of equity compensation. The Company accounts for this equity compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In addition the Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." As of September 30, 2000, 160,508 options have been granted at strike prices equal to or greater than market price on the dates of issuance.

        E.  Earnings Per Share

        Earnings per share amounts have been computed in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed as net income divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive potential common stock. The Company uses the treasury stock method in determining total dilutive potential common stock.

        F.  Reclassifications

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

        If this method had been applied retroactively, net income would have been $66 million ($0.64 per share) and $149 million ($1.44 per share) for the three and nine months ended September 30, 1999, respectively, compared to $67 million ($0.65 per share) and $128 million ($1.23 per share), respectively, as reported.

3.      ACQUISITION

        On February 10, 2000 the Company completed its acquisition of Public Service Company of North Carolina, Inc. (PSNC) in a business combination accounted for as a purchase. PSNC became a wholly owned subsidiary of the Company. PSNC is a public utility engaged primarily in transporting, distributing and selling natural gas to approximately 360,000 residential, commercial and industrial customers in 31 counties in North Carolina. Pursuant to the Agreement and Plan of Merger, PSNC shareholders were paid approximately $212 million in cash and 17,413,013 shares of SCANA common stock. The results of operations of PSNC are included in the accompanying financial statements as of January 1, 2000, the effective date of acquisition . The total cost of the acquisition was approximately $700 million, which exceeded the fair value of the net assets by approximately $467 million. The excess is being amortized over 35 years on a straight line basis.

        Operating revenues and net income of the separate companies and the combined proforma amounts including the cumulative effect of accounting change (See Note 2), as if the acquisition and the accounting change occurred on January 1, 1999, are as follows:

        ---------------------------------------------------------------------------------------------------------
                                                                       For the Nine Months Ended
                                                                          September 30, 1999
        (Millions of Dollars, Except Per Share Amounts)    SCANA       PSNC       Adjustments1     Combined
        ------------------------------------------------------------------------ ---------------- ------------
        Operating revenues                                $1,539       $226             -           $1,765
        Income before cumulative effect                      128         21          $(33)             116
        Cumulative effect of accounting change                21          1             -                22
        Net income                                           149         22           (33)             138
        Earnings per share                                  1.44       1.04              -             1.32
        ============================================================= ============= ================ ============
             1 Adjustments  include  interest charges (net of income tax effect)
         on  additional  debt issued in  conjunction  with the  acquisition  and amortization of the acquisition adjustment.

4.     RATE AND OTHER REGULATORY MATTERS

        On July 20, 2000 the PSC issued an order approving SCE&G's request for an out-of-period adjustment to increase the cost of gas component of its rates for natural gas service from 54.334 cents per therm to 68.835 cents per therm, effective with the first billing cycle in August 2000. As part of its regularly scheduled annual review of gas costs, the PSC issued an order on November 9, 2000 which further increased the cost of gas component to 78.151 cents per therm, effective with the first billing cycle in November 2000.

        On July 5, 2000 the PSC approved SCE&G's request to implement lower depreciation rates for its gas operations. The new rates were effective retroactively to January 1, 2000 and will result in a reduction in annual depreciation expense of approximately $2.9 million.

        On December 30, 1999 PSNC filed an application with the North Carolina Utilities Commission (NCUC) to extend natural gas service to Madison, Jackson and Swain Counties. Pursuant to state statutes, the NCUC required PSNC to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. On June 29, 2000 the NCUC approved PSNC's requests for reinstatement of its exclusive franchises for Madison, Jackson and Swain Counties and disbursement of up to $28.4 million from PSNC's expansion fund for this project. PSNC estimates that the cost of this project will be approximately $31.4 million.

         On December 7, 1999 the NCUC issued an order approving the acquisition of PSNC by the Company. As specified in the NCUC order, PSNC reduced its rates by approximately $1 million in August 2000, will reduce rates another $1 million in August 2001 and has agreed to a five-year moratorium on general rate cases. General rate relief can be obtained during this period to recover costs associated with materially adverse governmental actions and force majeure events. On December 30, 1999 the Carolina Utility Customers Association, Inc. (CUCA) filed an appeal of this order with the North Carolina Court of Appeals. On June 15, 2000 CUCA withdrew its appeal.

        On September 14, 1999 the PSC approved an accelerated capital recovery plan for South Carolina Electric & Gas Company's (SCE&G) Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the subsequent year. As of September 30, 2000 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

         On October 30, 1998 the NCUC issued an order in PSNC's general rate case filed in April 1998. The order, effective November 1, 1998, granted PSNC additional revenue of $12.4 million and allowed a 9.82 percent overall rate of return on PSNC's net utility investment. It also approved the continuation of the Weather Normalization Adjustment and Rider D Mechanisms and full margin transportation rates. PSNC's Rider D rate mechanism authorizes the recovery of all prudently incurred gas costs from customers on a monthly basis. Any difference in amounts paid and collected for these costs is deferred for subsequent refund to or collection from customers. On February 4, 2000, in response to an appeal by CUCA, the Supreme Court of North Carolina affirmed the NCUC order.

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

        In September 1992 the PSC issued an order granting SCE&G's request for a $.25 increase in transit fares from $.50 to $.75 in Columbia, South Carolina; however, the PSC also required $.40 fares for low income customers and denied SCE&G's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. SCE&G appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied in an order dated May 9, 1996. In this order, the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996 the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996 the PSC issued an order affirming its previous orders and denied SCE&G's request for reconsideration. In response to an appeal of the PSC's order by SCE&G, the Circuit Court issued an order on May 25, 2000, which remanded the matter to the PSC for review of SCE&G's original application and request to terminate the low income rider fare. On September 27, 2000 the PSC issued an order granting the relief requested by SCE&G. On September 29, 2000 the Consumer Advocate filed a motion with the PSC for a stay of this order to which SCE&G filed a response. On October 3, 2000 the PSC accepted the Consumer Advocate's motion and issued a stay of its order. Additional motions are currently pending before the PSC with regard to the order and the stay.

5.      LONG-TERM DEBT

       On February 8, 2000 SCANA issued $400 million of two-year floating rate notes maturing February 8, 2002. The interest rate on the notes is reset quarterly based on a three-month LIBOR plus 50 basis points. The proceeds from these privately sold notes were used to consummate SCANA's acquisition of PSNC. On February 10, 2000 SCANA borrowed $300 million for a three-year term under a credit agreement with several banks.
       The funds were also used to consummate SCANA's acquisition of PSNC.

       On June 14, 2000 SCE&G issued $150 million of First Mortgage Bonds having an annual interest rate of 7.50 percent and maturing on June 15, 2005. The proceeds from the sale of these bonds were used to pay the maturity of SCE&G's $100 million First Mortgage Bonds due June 15, 2000, to reduce short-term debt and for general corporate purposes.

       On July 13, 2000 the Company issued $300 million two-year floating rate notes maturing on July 15, 2002. The interest rate is reset quarterly based on a three-month LIBOR plus 65 basis points. Proceeds from the debt were used to repay medium-term notes totaling $170 million, to reduce short-term debt and for general corporate purposes.

       In July 2000 PSNC established a $125 million short-term commercial paper program to replace the lines of credit it had with various banks. At September 30, 2000 PSNC had issued all of its $125 million program.

6.      RETAINED EARNINGS

        The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock.

         In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At September 30, 2000, approximately $32 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

7.      INVESTMENTS IN EQUITY SECURITIES

        At September 30, 2000,  SCANA  Communications  Holdings,  Inc.  (SCH), a
        wholly  owned,   indirect   subsidiary  of  SCANA,  held  the  following
        investments in ITC Holding Company, Inc. (ITC) and its affiliates:

          o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCH owns approximately 4.9 million common shares of Powertel at a cost of approximately $76.5 million. Powertel common stock closed at $76.0625 per share on September 30, 2000, resulting in a pre-tax unrealized holding gain of $298.6 million (a decline of $119.0 million from December 31, 1999). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses on common shares. In addition, SCH owns the following series of non-voting convertible preferred shares, at the approximate cost noted: 100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and 50,000 shares 6.5 percent series E ($75.0 million). Cumulative dividends on preferred series E shares are generally paid in common shares of Powertel and are accrued quarterly. Preferred series B shares become convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.6 million common shares. Preferred series D shares become convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares become convertible in June 2003 at a conversion price of $22.01 per common share or approximately
               3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, as converted, the market value of the underlying common shares for the preferred shares was approximately $739.2 million at September 30, 2000, reflecting an unrecorded pre-tax holding gain of $566.6 million (a decline of $236.1 million from December 31, 1999).

              On August 28, 2000 SCH announced that under terms of separate definitive agreements, Powertel has agreed to be acquired by either Deutsche Telekom AG (DT) or VoiceStream Wireless Corporation (VoiceStream). If DT's previously announced acquisition of VoiceStream is successfully completed, then DT would also acquire Powertel. If the DT - VoiceStream transaction is not completed, then VoiceStream would acquire Powertel. In connection with these transactions, SCH entered into stockholder agreements with each of DT and VoiceStream pursuant to which SCH agreed to vote its Powertel shares in support of either of these transactions. In addition, SCH agreed to certain restrictions on disposition of its Powertel shares and the shares it would receive in either of these transactions.

     o ITC^DeltaCom, Inc. (ITCD) is a fiber optic telecommunications provider. SCH owns approximately 5.1 million common shares of ITCD at a cost of approximately $43.0 million. ITCD common stock closed at $11.50 per share on September 30, 2000, resulting in a pre-tax unrealized holding gain of $15.8 million (a decline of $82.5 million from December 31, 1999). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses on common shares. In addition, SCH owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares become convertible in March 2002 into 2,961,542 shares of ITCD common stock. The market value of series A preferred stock of ITCD is not readily determinable. However, as converted, the market value of the underlying common stock for the series A preferred stock was approximately $34.1 million at September 30, 2000, reflecting an unrecorded pre-tax holding gain of $22.9 million (a decline of $47.7 million from December 31, 1999).

     o Knology Inc. (Knology), previously Knology Holdings, Inc., is a broad-band service provider of cable television, telephone and internet services. SCH owns 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million.
          Prior to February 24, 2000, SCH owned 451,800 shares of series A preferred stock of Knology at a cost of approximately $1.1 million. On February 24, 2000 Knology Holdings, Inc. was spun off from ITC and was renamed Knology, Inc. As a result of this spin off, SCH received approximately 6.8 million shares of Knology series A preferred stock. The market value of these investments is not readily determinable.

          o ITC holds ownership interests in several Southeastern communications companies, including those discussed above. SCH owns approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $5.8 million, $7.2 million, and $4.0 million, respectively. Preferred series A shares become convertible in March 2002 at a conversion price of $2.73 per common share or approximately 3.2 million common shares. Preferred series B shares become convertible in March 2002 at a conversion price of $8.86 per common share or approximately 0.7 million common shares. The market values of these investments are not readily determinable.

8.      CONTINGENCIES

        With respect to commitments at September 30, 2000,  reference is made to
        Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Contingencies at September 30, 2000 include the following:

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

        SCE&G currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with Nuclear Electric Insurance Limited (NEIL). These policies covering the nuclear facility for property damage, excess property damage and outage costs permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $8.1 million.

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

        B.  Environmental

        SCE&G maintains an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. SCE&G has also recovered portions of its environmental liabilities through settlements with various insurance carriers, including all amounts previously deferred for its electric operations. SCE&G expects to recover all deferred amounts related to its gas operations by December 2005. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $20.0 million at September 30, 2000. The deferral includes the estimated costs associated with the following matters.

          o In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants (MGP), properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. SCE&G estimates that the Record of Decision will result in costs of approximately $13.3 million, of which approximately $2 million remains. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between SCE&G and the EPA. However, SCE&G submitted a Comprehensive Remedial Design Work Plan (RDWP) on December 17, 1999 and proceeded with implementation pending agency approval. The RDWP was approved by the EPA in July 2000, and its implementation continues.

                In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup. As part of the environmental settlement, SCE&G constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April 2000) and transferred the facility to the City in exchange for a $16.9 million, 20-year municipal bond collateralized by revenues from, and a mortgage on, the parking garage.

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

       In addition, PSNC owns, or has owned, all or portions of seven sites in North Carolina on which MGPs were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at only one site and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources has recommended that no further action be taken with respect to one site. In March and April 1994, an environmental consulting firm retained by PSNC estimated that the aggregate cost of investigating and monitoring the extent of environmental degradation and of implementing remedial procedures with respect to the remaining sites may range from $3.7 million to $50.1 million over a 30-year period. Subsequently, an environmental due diligence review of PSNC conducted in February 1999 estimated that the cost to remediate the sites would range between $11.3 million and $21.9 million. During the second quarter of 2000, the review was finalized and the estimated liability was recorded. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. Recovery of carrying costs on deferred amounts is not allowed. As of September 30, 2000, PSNC has recorded a liability and associated regulatory asset of $10.2 million, which reflects the minimum amount of the range net of estimated shared cost recovery from other PRPs.

       Amounts incurred to date are not material. Management intends to request recovery of additional MGP clean-up costs not recovered from other PRPs in future rate case filings, and believes that all costs incurred will be recoverable in gas rates.

9.  SEGMENT OF BUSINESS INFORMATION

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

                                        Disclosure of Reportable Segments
                                               (Millions of Dollars)
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------
      Three months ended         Electric       Gas           Gas         Energy      All     Adjustments/    Consolidated
      September 30, 2000        Operations  Distribution  Transmission  Marketing    Other    Eliminations       Total
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------

External  Revenue                 $ 397         $ 97          $ 62         $260        -            -            $ 816
Intersegment Revenue                 152             1           41         -          -         $(194)            -
Operating Income (Loss)              164           (11)           6          (12)      -              (1)           146
Net Income (Loss)                    n/a           n/a            3           (8)    $ (12)           76             59
Segment Assets                    4,873        1,544          258           163      1,125         (835)         7,128
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------

------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------
      Three months ended         Electric       Gas           Gas         Energy      All     Adjustments/    Consolidated
      September 30, 1999        Operations  Distribution  Transmission  Marketing    Other    Eliminations       Total
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------

External Revenue                  $ 393         $ 34          $ 53         $78         -            -            $ 558
Intersegment Revenue                  90            4            28         -          -         $(122)            -
Operating Income (Loss)              157          (4)             6        (22)      $ (1)            (1)           135
Net Income (Loss)                    n/a          n/a             3        (14)          2           76              67
Segment Assets                     4,732         394           234           86       l,069         (830)         5,685
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------

------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------
      Nine months ended          Electric       Gas           Gas         Energy      All     Adjustments/    Consolidated
      September 30, 2000        Operations  Distribution  Transmission  Marketing    Other    Eliminations1      Total
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------

External  Revenue                 $1,011       $ 459          $176         $654        -            -            $2,300
Intersegment Revenue                 368             2          142            2       -         $(514)            -
Operating Income (Loss)              357           42            22           (1)      -              (3)           417
Net Income (Loss)                    n/a          n/a           11           (3)    $ (37)         220             191
Segment Assets                     4,873        1,544          258           163      1,125         (835)         7,128
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------


------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------
      Nine months ended          Electric       Gas           Gas         Energy      All     Adjustments/    Consolidated
      September 30, 1999        Operations  Distribution  Transmission  Marketing    Other    Eliminations       Total
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------

External Revenue                  $ 953         $163          $136         $287        -            -            $1,539
Intersegment Revenue                 237            4          107          -          -         $(348)            -
Operating Income (Loss)              323          16             18          (60)      -             (5)            292
Net Income (Loss)                    n/a         n/a              8          (40)      -            160              128
Segment Assets                     4,732         394           234             86     $1,069        (830)          5,685
------------------------------- ----------- ------------- ------------- ----------- --------- -------------- ---------------
1 Includes cumulative effect of accounting change

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

                    COMPETITION AND SIGNIFICANT DEVELOPMENTS
                             SINCE DECEMBER 31, 1999


North Carolina Gas Market

        On February 10, 2000 the Company  completed  its  acquisition  of Public
Service Company of North Carolina, Inc. (PSNC) in a transaction valued at approximately $900 million, including the assumption of debt. The transaction has been accounted for as a purchase. PSNC is operated as a wholly owned subsidiary of the Company. As a result of the transaction, the Company became a registered public utility holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

Georgia Retail Gas Market

        Energy Marketing's Georgia retail gas operations maintained a base of customers ranging from approximately 431,000 at January 1, 2000 to approximately 423,000 at September 30, 2000. This compares to the corresponding period in 1999 when the customer base grew from approximately 78,000 at January 1 to approximately 421,000 at September 30. In addition, Georgia retail gas operations reported net income of approximately $1.6 million for the nine months ended September 30, 2000, compared to a net loss of approximately $36.1 million for the corresponding period in 1999. This increase in net income resulted from lowering costs and improving efficiency by transitioning from start-up to ongoing operations and from an improved margin on natural gas sales. Due to the seasonality of the retail gas business in Georgia, management anticipates incurring losses for the fourth quarter, and breaking even for the year.

Regional Transmission Organization

         On February 9, 2000 the Federal Energy Regulatory Commission (FERC) issued FERC Order 2000. The Order required utilities which operate electric transmission systems to submit plans for the possible formation of a regional transmission organization (RTO). On October 16, 2000 the Company and two other southeastern electric utilities filed a joint request with FERC to establish GridSouth Transco, LLC (GridSouth). When operational, GridSouth will function as an independent regional transmission company. Initially, the three utilities will continue to own their respective transmission networks, while GridSouth will provide planning and operational oversight of the electric transmission grid. .

Power Plant and Gas Transmission Line Construction

         On November 10, 2000 SCANA and Fayetteville Public Works (PWC) signed a memorandum of understanding to participate in the joint construction and ownership of a 500-megawatt combined cycle natural gas turbine power plant. It is anticipated that the plant will provide electricity to Fayetteville, North Carolina beginning in the summer of 2004, and will cost an estimated $265 million. PWC will own 60% of the plant with SCANA owning the remaining interest. SCANA will also build a 106-mile natural gas transmission line from the Company's pipeline system in South Carolina to Fayetteville. The transmission line is projected to cost approximately $90 million and will be owned by SCANA.

LIQUIDITY AND CAPITAL RESOURCES

         On October 7, 2000 the 1,000 megawatt V. C. Summer Nuclear Station was removed from service for a planned maintenance and refueling outage scheduled to last 38 1/2 days. During initial inspection activities, plant personnel discovered a small leak coming from a hairline crack in a weld in a reactor coolant system pipe. SCE&G has performed extensive ultrasonic testing of similar welds in the cooling system, which confirmed that the problem was limited to this single weld. SCE&G will repair the crack prior to restarting the plant. While no specific duration has yet been established for the repair, the plant should be back in operation by late December. Although SCE&G cannot estimate how much this repair will add to the cost of the outage, any costs above the amounts normally accrued for this refueling are expected to be deferred and amortized over the plant's next 18-month operating cycle. The cost of replacement power is expected to be recovered through SCE&G's electric fuel adjustment clause.

     On July 20, 2000 the PSC issued an order approving SCE&G's request for an out-of-period adjustment to increase the cost of gas component of its rates for natural gas service from 54.334 cents per therm to 68.835 cents per therm, effective with the first billing cycle in August 2000. As part of its regularly scheduled annual review of gas costs, on October 17, 2000 the PSC approved an increase in the cost of gas component to 78.151 cents per therm, effective with the first billing cycle in November 2000.

        On July 5, 2000 the PSC approved SCE&G's request to implement lower depreciation rates for its gas operations. The new rates were effective retroactively to January 1, 2000 and will result in a reduction in annual depreciation expense of approximately $2.9 million.

        On September 14, 1999 the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan was implemented January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the succeeding year. As of September 30, 2000 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

        On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G is paying the City $25 million over seven years (1996 through 2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service and is being amortized over the 30 year franchise period. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's, SCE&G paid the City $26 million over a four-year period (1996 through 1999). As part of the environmental settlement, SCE&G constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April 2000) and transferred the facility to the City in exchange for a $16.9 million, 20-year municipal bond collateralized by revenues from, and a mortgage on, the parking garage.

        The following table summarizes how the Company generated and used funds for property additions and construction expenditures during the nine months ended September 30, 2000 and 1999:


--------------------------------------------------------------------------------
                                                          Nine Months Ended
                                                            September 30,
(Millions of Dollars)                                   2000               1999
-------------------------------------------------------------------- -----------


Net cash provided from operating activities            $ 325              $170
Net cash provided from financing activities              632                48
Cash provided from sale of subsidiary assets               1                17
Cash and temporary cash investments available
  at the beginning of the period                         116                62
==================================================================== ===========
Net cash available for  property additions
    and construction                                  $1,074              $297
expenditures
==================================================================== ===========

Funds used for purchase of subsidiary                  $ 693                -
Funds used for utility property additions and
     construction expenditures,
     net of noncash allowance for funds
     used during construction                          $ 204              $167
==================================================================== ===========

Funds used for nonutility property additions            $ 35               $ 73
==================================================================== ===========


       On February 8, 2000 SCANA issued $400 million of two-year floating rate notes maturing February 8, 2002. The interest rate on the notes is reset quarterly based on a three-month LIBOR plus 50 basis points. The proceeds from these privately sold notes were used to consummate SCANA's acquisition of PSNC. On February 10, 2000 SCANA borrowed $300 million for a three-year term under a credit agreement with several banks. The funds were also used to consummate SCANA's acquisition of PSNC.

       On June 14, 2000 SCE&G issued $150 million of First Mortgage Bonds having an annual interest rate of 7.50 percent and maturing on June 15, 2005. The proceeds from the sale of these bonds were used to pay the maturity of SCE&G's $100 million First Mortgage Bonds due June 15, 2000, to reduce short-term debt and for general corporate purposes.

       On July 13, 2000 the Company issued $300 million two-year floating rate notes maturing on July 15, 2002. The interest rate is reset quarterly based on a three-month LIBOR plus 65 basis points. Proceeds from the debt were used to repay medium-term notes totaling $170 million, to reduce short-term debt and for general corporate purposes.

       In July 2000 PSNC established a $125 million short-term commercial paper program to replace the lines of credit it had with various banks. At September 30, 2000 PSNC had issued all of its $125 million program.

        Pursuant to rules of the Securities and Exchange Commission, as a result of PSNC's acquisition by SCANA, PSNC's registration statement (as amended on June 7, 1999) covering up to an aggregate of $150 million of senior unsecured debt securities is no longer effective. On September 6, 2000 PSNC filed a new registration statement with the SEC, the effectiveness of which is expected prior to year end.

        The Company anticipates that the remainder of its 2000 cash requirements will be met through internally generated funds and the issuance of additional short-term debt. The timing and amount of such financings will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. The Company's ratio of earnings to fixed charges for the 12 months ended September 30, 2000 was 2.92.

Environmental Matters

         In July 2000 the Environmental Protection Agency (EPA) requested information on the Company's repair and maintenance of its coal-fired plants since 1978. This is part of the EPA's New Source Review (NSR) enforcement initiative, in which the EPA claims that utilities and others have committed widespread violations of the Clean Air Act permitting requirements for the past quarter century. In November 1999 the EPA filed suit against seven utilities and issued an administrative order to Tennessee Valley Authority alleging numerous NSR permitting violations. The EPA's allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. The Company, along with several other utilities, has routinely undertaken the type of repair, replacement and maintenance projects that the EPA now claims are illegal. A suit has not been instituted against the Company, and while it is too early to predict any potential EPA action, the Company believes that all of its electric generation units are properly permitted and have been properly maintained. Because this matter is in its most preliminary stage with respect to the Company, management cannot estimate the effects of these matters on future consolidated results of operations, cash flows or financial position.

         In October 1998, the EPA issued a final ruling on regional ozone control that requires revised State Implementation Plans (SIPs) for 22 eastern states and the District of Columbia. This EPA ruling was challenged in court by various states, industry and other interests, including the state of South
Carolina. In March 2000, the court upheld most aspects of the EPA's rule. Petitioners asked the court to rehear the case and overturn the March decision, but in June the court declined to rehear the case and lifted its earlier stay of the states' obligation to revise their SIPs. Industry and State petitioners have not decided at this time what additional review they may seek.

         The EPA has undertaken other ozone-related actions having virtually identical goals to its October 1998 action. These actions have likewise been challenged in court by the same or similar parties. The final resolution of the October 1998 action is expected to resolve these other ozone-related actions as well. The South Carolina Department of Health and Environmental Control (DHEC) is considering methods by which to reduce utility emissions of nitrogen oxide. The date for a final state rulemaking is uncertain, but will be likely in 2001. SCE&G will undertake additional nitrogen oxide control projects during 2000 and 2001, at a cost of approximately $100 million as an interim step to address possible contributions to ozone formation in South Carolina. As of September 30, 2000 SCE&G has incurred costs of $0.3 million in relation to these projects. Depending on the resolution of these matters, costs to SCE&G may reach $190 million to meet the full requirements of the 1998 Ozone ruling. Expenditures for these projects will be capitalized, and are expected to be completed by 2004.

         For additional information on environmental matters see Note 8B "Contingencies - Environmental" of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS appearing in this Quarterly Report on Form 10-Q.

Investments in Equity Securities

     SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, holds investments in Powertel, Inc. (Powertel) and other telecommunications companies (described in Note 6 "Investments in Equity Securities" of Notes to Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q). On August 28, 2000 SCH announced that under terms of separate definitive agreements, Powertel has agreed to be acquired by either Deutsche Telekom AG (DT) or VoiceStream Wireless Corporation (VoiceStream). If DT's previously announced acquisition of VoiceStream is successfully completed, then DT would also acquire Powertel. If the DT-VoiceStream transaction is not completed, then VoiceStream would acquire Powertel. In connection with these transactions, SCH entered into stockholder agreements with each of DT and VoiceStream pursuant to which SCH agreed to vote its Powertel shares in support of either of these transactions and agreed to certain restrictions on its ability to dispose of its Powertel shares and the shares that it would receive in either of these transactions. (See SCANA's Form 8-K dated August 26, 2000 and its Amendment 4 to Schedule 13D filed with respect to Powertel on September 22, 2000).

                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                AS COMPARED TO THE CORRESPONDING PERIODS IN 1999

Earnings and Dividends

        Earnings per share of common stock for the three and nine months ended September 30, 2000 and 1999 were as follows:

-------------------------------------------------------------------------------
                                        Three Months Ended   Nine Months Ended
                                        2000         1999   2000          1999
------------------------------------------------------------------------------

arnings derived from:
   Operations                           $.56     $.65     $1.55     $1.23
   Change in accounting                    -        -        .28        -
==============================================================================
   Earnings per weighted average share  $.56     $.65     $1.83     $1.23
==============================================================================

        Earnings per share from operations for the three months ended September 30, 2000 decreased, and earnings for the nine months ended increased, due to improved results from the Company's entry into the Georgia retail gas market (improved $.08 and $.36, respectively) and its acquisition of PSNC (decreased $.07 and increased $.12, respectively). Results for these periods are further explained below.

        Earnings per share from operations for the three months ended September 30, 2000 decreased $.09 as compared to 1999. The earnings for the third quarter 1999 include a non-recurring $.05 gain from the sale of towers owned by a telecommunications subsidiary. Apart from this gain, earnings for the third quarter 2000 decreased $.04. The Company experienced improved electric and gas margins ($.01 and $.22, respectively). These improvements were more than offset by increased operations and maintenance expense ($.07), interest expense ($.13) and depreciation expense ($.07).

        Earnings per share from operations for the nine months ended September 30, 2000 increased $.32 as compared to 1999. After considering the effect of the non-recurring $.05 gain in 1999 discussed above, earnings for the period increased $.37. This was primarily attributable to improved electric and gas margins ($.26 and $1.03, respectively). These increases were partially offset by increased operations and maintenance expenses ($.28), interest expense ($.37), depreciation expense ($.21) and property taxes ($.05).

     For the last several years, the market value of the Company's retirement plan assets have exceeded the total actuarial present value of accumulated plan benefits. As such, pension income for the three and nine months ended September 30, 2000 was $13.2 million and $31.9 million, compared to $9.9 million and $22.8 million, respectively, for the corresponding periods in 1999. As a result of pension income, employee benefit costs were reduced approximately $7.5 million and $17.6 million for the three and nine months ended September 30, 2000. For the corresponding periods in 1999, employee benefit costs were reduced approximately $5.3 million and $12.5 million, respectively. Additionally, other income increased $3.9 million and $9.9 million for the three and nine months ended September 30, 2000. For the corresponding periods in 1999, other income increased $3.1 million and $6.8 million, respectively.

        Earnings from a change in accounting resulted from the recording of unbilled revenues by SCANA's retail utility subsidiaries (See Note 2 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS).

        Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 2% and 1% of income before income taxes, respectively, and approximately 2% and 3% of income before income taxes, respectively, for the three and nine months ended September 30, 2000 and 1999.

        The Company's Board of Directors declared the following quarterly dividends on common stock:

---------------------------------------- --------------------- ----------------
Declaration           Dividend           Record                Payment
Date                  Per Share          Date                  Date
---------------------------------------- --------------------- ----------------
February 22, 2000      $.2875            March 10, 2000        April 1, 2000
April 27, 2000         $.2875            June 9, 2000          July 1, 2000
August 16, 2000        $.2875            September 8, 2000     October 1, 2000
October 17, 2000       $.2875            December 8, 2000      January 1, 2001
---------------------------------------- --------------------- ----------------

Electric Operations

        Changes in the electric operations sales margins (including transactions with affiliates and excluding unbilled revenue) for the three and nine months ended September 30, 2000, when compared to the corresponding periods in 1999, were as follows:

--------------------------------- ------------------------------------------ -------------------------------------------
                                  Three Months Ended                         Nine Months Ended
(Dollars in Millions)               2000       1999           Change            2000       1999           Change
--------------------------------- ---------- --------- --------------------- ----------- --------- ---------------------

Electric operating revenue        $365.0     $393.2    $(28.2)                 $979.1    $952.3      $26.8       2.8%
                                                                   (7.2%)
Less:  Fuel used in generation        84.6       87.4                (3.2%)     227.5      220.8        6.7       3.0%
                                                        (2.8)
           Purchased power            19.0       14.3      4.7      32.9%         36.4       28.6       7.8     27.3%
--------------------------------- ---------- --------- ---------             ----------- --------- -----------
Margin                            $261.4     $291.5    $(30.1)     (10.3%)     $715.2    $702.9       $12.3      1.7%
--------------------------------- ========== ========= ========= ----------- =========== ========= =========== =========

        Changes in electric operations sales margins for the three and nine months ended September 30, 2000 reflect milder weather in the third quarter of 2000 which was partially offset by customer growth throughout the year and more favorable weather in the first and second quarters of 2000.

Gas Distribution

        Changes in the gas distribution sales margins (including transactions with affiliates and excluding unbilled revenue) for the three and nine months ended September 30, 2000, when compared to the corresponding periods in 1999, were as follows:

------------------------------------ ----------------------------------------- ------------------------------------------
                                     Three Months Ended                        Nine Months Ended
(Dollars in Millions)                 2000      1999            Change         2000        1999            Change
------------------------------------ -------- ---------- --------------------- --------- --------- ----------------------

Gas distribution operating
   revenue                           $94.7    $37.8        $56.9     150.5%    $456.6    $168.2      $288.4     171.5%
 Less: Gas purchased for resale        64.6     26.7        37.9     141.9%      283.6     104.8      178.8     170.6%
------------------------------------ -------- ---------- ----------            --------- --------- -----------
Margin                               $30.1    $11.1        $19.0     171.2%    $173.0    $  63.4     $109.6     172.9%
------------------------------------ ======== ========== ========== ---------- ========= ========= =========== ==========

        Gas distribution sales margins for the three and nine months ended September 30, 2000 increased primarily as a result of the acquisition of PSNC (which contributed $21.3 million and $113.0 million to the change, respectively). Other factors were milder weather in the second and third quarters of 2000, which was partially offset by customer growth.

Gas Transmission

        Changes in the gas transmission sales margins (including transactions with affiliates) for the three and nine months ended September 30, 2000, when compared to the corresponding periods in 1999, were as follows:

------------------------------------ ---------------------------------------- ------------------------------------------
                                     Three Months Ended                       Nine Months Ended
(Dollars in Millions)                 2000      1999            Change        2000         1999            Change
------------------------------------ -------- ---------- -------------------- ---------- ---------- --------------------

Gas transmission operating
   revenue                           $102.9   $81.3        $21.6     26.6%    $318.6     $241.9       $76.7     31.7%
 Less: Gas purchased for resale                 68.9        20.6     29.9%      276.1      206.3       69.8     33.8%
                                     89.5
------------------------------------ -------- ---------- ----------           ---------- ---------- ----------
Margin                               $  13.4  $12.4        $  1.0     8.1%    $  42.5    $  35.6      $  6.9    19.4%
------------------------------------ ======== ========== ========== --------- ========== ========== ========== =========

        Gas transmission sales margins for the three and nine months ended September 30, 2000 increased primarily as a result of improved industrial margins due to an improved competitive position relative to alternate fuels.

Energy Marketing

     Changes in the energy marketing sales margins for the three and nine months ended September 30, 2000, when compared to the corresponding periods in 1999, were as follows:

---------------------------------- ------------------------------------------- ------------------------------------------
                                   Three Months Ended                          Nine Months Ended
(Dollars in Millions)                2000      1999             Change         2000        1999            Change
---------------------------------- --------- ---------- ---------------------- --------- ---------- ---------------------

Gas and electric sales revenue     $259.9      $78.1      $181.8     232.8%    $653.9    $287.6      $366.3    127.4%
 Less: Gas and electricity
    purchased for resale             251.9      84.1       167.8     199.5%      606.0     292.8       313.2   107.0%
---------------------------------- --------- ---------- -----------            --------- ---------- ----------
Margin                             $    8.0    $ (6.0)    $  14.0       *      $  47.9   $   (5.2)    $ 53.1       *
---------------------------------- ========= ========== =========== ---------- ========= ========== ========== ==========
*Percentage not meaningful

        Energy marketing sales margins for the three and nine months ended September 30, 2000 increased primarily as a result of improved margins in the Georgia retail natural gas market. See LIQUIDITY AND CAPITAL RESOURCES.

Other Operating Expenses

        Changes in other operating expenses for the three and nine months ended September 30, 2000, when compared to the corresponding periods in 1999, were as follows:

------------------------------------- ---------------------------------------- ----------------------------------------
                                      Three Months Ended                       Nine Months Ended
(Dollars in Millions)                  2000      1999            Change          2000       1999           Change
------------------------------------- -------- ---------- -------------------- ---------- ---------- ------------------

Other operation and maintenance       $118.2    $105.1      $13.1     12.5%     $346.8     $298.9     $47.9    16.0%
Depreciation and amortization                      42.5      11.3     26.6%       161.5      126.5     35.0    27.7%
                                       53.8
Other taxes                                        26.4        3.1    11.7%         87.6      78.8       8.8   11.2%
                                       29.5
------------------------------------- -------- ---------- ----------           ---------- ---------- --------
Total                                 $201.5    $174.0      $27.5     15.8%     $595.9     $504.2     $91.7    18.2%
------------------------------------- ======== ========== ========== --------- ========== ========== ======== =========

        Other operating expenses for the three and nine months ended September 30, 2000 increased from 1999 levels primarily as a result of the acquisition of PSNC. This acquisition accounted for the following increases: Other operation and maintenance ($17.0 million and $51.9 million), Depreciation and amortization ($10.5 million and $31.3 million), and Other taxes ($1.6 million and $5.0 million).

        Apart from the PSNC acquisition, changes in other operating expenses for the three months ended September 30, 2000 compared to the corresponding period for 1999 were as follows: Other operation and maintenance expenses decreased $3.9 million. This decrease was primarily attributable to a net decrease in employee benefit costs ($3.5 million, including the effect of pension income), decreased expenses related to storm damage ($2.8 million) and early retirements in 1999 ($3.2 million). These decreases were partially offset by increased expenses related to the Company's Energy Marketing segment ($4.1 million), and employee bonus accruals ($3.9 million). Depreciation and amortization increased $0.8 million due to normal property additions, which was partially offset by a reduction in SCE&G's gas depreciation rates (See LIQUIDITY AND CAPITAL RESOURCES). Other taxes increased $1.5 million due to increased property taxes.

        Apart from the PSNC acquisition, changes in other operating expenses for the nine months ended September 30, 2000 compared to the corresponding period for 1999 were as follows: Other operation and maintenance expenses decreased $4.0 million. This decrease was primarily attributable to a net decrease in employee benefit costs ($8.1 million, including the effect of pension income), decreased expenses related to storm damage ($1.5 million), early retirements in 1999 ($3.2 million), and decreased expenses related to the Company's Energy Marketing segment ($6.2 million). These decreases were partially offset by employee bonus accruals ($9.3 million) and expenses associated with Cogen South, LLC operations ($5.9 million). Depreciation and amortization increased $3.7 million due to normal property additions, which was partially offset by a reduction in SCE&G's gas depreciation rates (See LIQUIDITY AND CAPTIAL RESOURCES). Other taxes increased $3.8 million due to increased property taxes.

Interest Expense

        Interest expense, excluding the debt component of AFC, for the three and nine months ended September 30, 2000 increased approximately $22.6 million and $62.0 million, respectively, when compared to the corresponding periods in 1999. Approximately $5.0 million and $14.7 million was attributable to PSNC debt assumed by the Company as a result of the acquisition. The remaining increase was primarily due to the issuance of debt in the first quarter of 2000 to complete the acquisition of PSNC, and to increased interests rates and borrowings for general corporate purposes.

Income Taxes

        Income taxes for the three and nine months ended September 30, 2000 decreased approximately $5.8 million and increased approximately $28.6 million, respectively, when compared to the corresponding periods in 1999.
These changes are primarily due to the changes in operating income.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     All financial instruments held by the Company and described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                                               September 30, 2000
                                                             Expected Maturity Date
                                        -------- ------- -------------------------------- ---------- ----------------------
                                                              (Dollars in Millions)
                                                                                           There-                  Fair
Liabilities                              2000     2001     2002       2003       2004       after      Total      Value
                                        -------- ------- ---------- ---------- ---------- ---------- ---------- -----------

Long-Term Debt:
Fixed Rate ($)                           11.9     38.3     337.3      297.1      186.3     1,426.0    2,296.9    2,010.7
Average Fixed Interest Rate (%)          9.01     7.31       7.36      6.38       7.58         7.37       7.26
Variable Rate ($)                          -       -       550.0      150.0        -          -         700.0       700.0
Average Variable Interest Rate (%)         -       -         7.29       7.49       -          -           7.33

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

     Commodity price risk - The table below provides information about the Company's financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement/strike prices are per 10,000 mmbtu.

As of September 30, 2000                      Expected Maturity in 2000                   Expected Maturity in
2001                   Expected Maturity in 2002
                             Weighted                         Weighted                         Weighted
                             Average                          Average                          Average
                             Settlement    Contract   Fair    Settlement    Contract  Fair     Settlement       Contract   Fair
                             Price         Amount     Value   Price         Amount    Value    Price            Amount     Value
---------------------------- ------------- ---------- ------- ------------- --------- -------- ---------------- ---------- -------
Natural Gas Derivatives:
                                  (Millions of Dollars)            (Millions of Dollars)       (Millions of Dollars)

Futures Contracts:
Long                             $5.2        $23.8    $27.1       $4.9         $5.3     $6.3        $4.4          $0.1      $0.1
Short                             5.3          2.3      4.4        5.1          0.1      0.1          -             -        -
SET Futures Contracts (1):
None
---------------------------- ------------- ---------- ------- -------------- ---------- ------ ---------------- ---------- -------
(1)      SCANA Energy Trading, LLC (SET) is a 70% owned subsidiary of  SCANA Energy Marketing, Inc.


     Equity price risk - Investments in telecommunications companies' marketable equity securities are carried at their market value of $696 million. A ten percent decline in market value would result in a $69.6 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of other comprehensive income.

                                           SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                                     FINANCIAL SECTION

























Item 1.  Financial Statements

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

September 30,           December 31,
                                                            2000         1999
--------------------------------------------------------------------------------
Assets                                                    (Millions of Dollars)
Utility Plant:
    Electric                                              $4,377       $4,337
    Gas                                                      397          392
    Other                                                    181          191
--------------------------------------------------------------------------------
        Total                                              4,955        4,920
    Less accumulated depreciation and amortization         1,698        1,611
--------------------------------------------------------------------------------
        Total                                              3,257        3,309
    Construction work in progress                            242          149
    Nuclear fuel, net of accumulated amortization             54           43
--------------------------------------------------------------------------------
        Utility Plant, Net                                 3,553         3,501
--------------------------------------------------------------------------------

Nonutility Property and Investments, net of accumulated
    depreciation                                              26            19
--------------------------------------------------------------------------------

Current Assets:
    Cash and temporary cash investments                        54           78
    Receivables (including unbilled revenues)                 234          192
    Receivables - affiliated companies                          3            3
    Inventories (at average cost):
        Fuel                                                   22           30
        Materials and supplies                                 46           48
    Prepayments                                                10            8
    Deferred income taxes                                      11           16
--------------------------------------------------------------------------------
        Total Current Assets                                  380          375
--------------------------------------------------------------------------------

Deferred Debits:
    Emission allowances                                        26           31
    Environmental                                              21           24
    Nuclear plant decommissioning fund                         70           64
    Pension asset, net                                        186          144
    Other regulatory assets                                   150          164
    Other                                                     104           82
--------------------------------------------------------------------------------
        Total Deferred Debits                                 557          509
--------------------------------------------------------------------------------
            Total                                         $4,516        $4,404
================================================================================
















                                             SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)


----------------------------------------------------------------------------------------------- -------------------
                                                                               eptember 30,        December 31,
                                                                                  2000                 1999
----------------------------------------------------------------------------------------------- -------------------
Capitalization and Liabilities                                                      (Millions of Dollars)
Stockholders' Investment:
    Common equity                                                                $1,650                $1,558
    Preferred stock (not subject to purchase or sinking funds)                      106                   106
----------------------------------------------------------------------------------------------- -------------------
        Total Stockholders' Investment                                             1,756                1,664
Preferred Stock, net (subject to purchase or sinking funds)                           11                   11
SCE&G-Obligated Mandatorily Redeemable Preferred Securities of SCE&G's
Subsidiary Trust, SCE&G Trust I, holding solely $50 million principal amount of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027                                 50                    50
Long-Term Debt, net                                                                1,268                 1,121
----------------------------------------------------------------------------------------------- -------------------
          Total Capitalization                                                     3,085                 2,846
----------------------------------------------------------------------------------------------- -------------------

Current Liabilities:
    Short-term borrowings                                                            105                   213
    Current portion of long-term debt                                                 28                   128
    Accounts payable                                                                  73                    78
    Accounts payable - affiliated companies                                           27                    33
    Customer deposits                                                                 17                    17
    Taxes accrued                                                                     86                    60
    Interest accrued                                                                  26                    22
    Dividends declared                                                                46                    28
    Other                                                                              7                    10
----------------------------------------------------------------------------------------------- -------------------
          Total Current Liabilities                                                  415                   589
----------------------------------------------------------------------------------------------- -------------------

Deferred Credits:
    Deferred income taxes                                                            570                   560
    Deferred investment tax credits                                                  106                   108
    Reserve for nuclear plant decommissioning                                         70                    64
    Postretirement benefits                                                          112                    98
    Regulatory liabilities                                                            65                    59
    Other                                                                             93                    80
----------------------------------------------------------------------------------------------- -------------------
          Total Deferred Credits                                                   1,016                   969
----------------------------------------------------------------------------------------------- -------------------
                Total                                                             $4,516                $4,404
=============================================================================================== ===================

See Notes to Condensed Consolidated Financial Statements.




                                       SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                    (Unaudited)

-------------------------------------------------------------------- ------------------------ ---------------------------
                                                                       Three Months Ended         Nine Months Ended
                                                                          September 30,             September 30,
                                                                       2000         1999          2000          1999
-------------------------------------------------------------------- ---------- ------------- ------------- -------------
                                                                       (Millions of Dollars, Except Per Share Amounts)

Operating Revenues:
    Electric                                                           $397         $393         $1,011        $ 953
    Gas                                                                  51           38            203          168
-------------------------------------------------------------------- ---------- ------------- ------------- -------------
        Total Operating Revenues                                        448         431           1,214        1,121
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Operating Expenses:
    Fuel used in electric generation                                      68          69           180          168
    Purchased power (including affiliated purchases)                      45           41           112          107
    Gas purchased from affiliate  for resale                              40           27           140          105
    Other operation  and maintenance                                      75           83           229          228
    Depreciation and amortization                                         40          39           119          115
    Other taxes                                                           25         24             75            71
-------------------------------------------------------------------- ---------- ------------- ------------- -------------
        Total Operating Expenses                                         293         283            855          794
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Operating Income                                                         155        148             359          327
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Other Income, including allowance for equity funds
     used during construction                                              3          2              11            7
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Income Before Interest Charges, Income Taxes,
    Preferred  Stock Dividends and Cumulative Effect of
    Accounting Change                                                    158        150            370           334
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Interest Charges:
    Interest expense on long-term debt                                    26          24             75            72
    Other interest expense, net of allowance for borrowed
       funds used during construction                                      -           1              4             4
-------------------------------------------------------------------- ---------- ------------- ------------- -------------
        Total Interest Charges, Net                                       26          25             79            76
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Income Before Income Taxes, Preferred Stock Dividends
   and Cumulative Effect of Accounting Change                            132        125            291            258
Income Taxes                                                              49          47           107             94
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Income Before Preferred Stock Dividend
 and Cumulative Effect of Accounting Change                               83          78            184          164
Preferred Dividend Requirement of SCE&G - Obligated
    Mandatorily Redeemable Preferred Securities                            1          1               3            3
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Income Before Cumulative Effect of Accounting Change                      82          77           181           161
Cumulative Effect of Accounting Change, net of taxes  (Note 2)             -           -             22            -
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Net Income                                                                82          77           203            161
Preferred Stock Cash Dividends (At stated rates)                          (2)         (2)           (6)           (6)
-------------------------------------------------------------------- ---------- ------------- ------------- -------------
Earnings Available for Common Stockholder                                 80           75          197           155
Retained Earnings at Beginning of Period                                 603         500           550           491
Common Stock Cash Dividends Declared                                     (41)        (25)        (105)           (96)
==================================================================== ========== ============= ============= =============
Retained Earnings at End of Period                                      $642         $550          $642          $550
==================================================================== ========== ============= ============= =============

See Notes to Condensed Consolidated Financial Statements.




                                       SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

-------------------------------------------------------------------------------------------- ----------------------------
                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                 2000           1999
-------------------------------------------------------------------------------------------- -------------- -------------

(Millions of Dollars)
Cash Flows From Operating Activities:
   Net income                                                                                    $203           $161
      Adjustments to reconcile net income to net cash provided from operating activities:
          Cumulative effect of accounting change                                                   (22)          -
          Depreciation and amortization                                                            120           115
          Amortization of nuclear fuel                                                              15            13
          Deferred income taxes, net                                                                15              8
          Pension asset                                                                             (42)         (21)
          Post retirement benefits                                                                  14             8
          Other regulatory assets                                                                   12             9
          Other regulatory liabilities                                                                6            5
          Allowance for funds used during construction                                               (2)          (5)
          Over (under) collections, fuel adjustment clauses                                           2           (8)
          Changes in certain current assets and liabilities:
              (Increase) decrease in receivables                                                     (6)        (17)
              (Increase) decrease in inventories                                                     10            5
              Increase (decrease) in accounts payable                                               (11)        (39)
              Increase (decrease) in taxes accrued                                                   12          28
          Other, net                                                                                 (9)        (39)
-------------------------------------------------------------------------------------------- -------------- -------------
       Net Cash Provided From Operating Activities                                                  317         223
-------------------------------------------------------------------------------------------- -------------- -------------

Cash Flows From Investing Activities:
       Utility property additions and construction expenditures, net of AFC                        (178)       (161)
        Other property and investments                                                                (7)         (2)
-------------------------------------------------------------------------------------------- -------------- -------------
       Net Cash Used For Investing Activities                                                      (185)       (163)
-------------------------------------------------------------------------------------------- -------------- -------------

Cash Flows From Financing Activities:
     Proceeds:
         Issuance of First Mortgage Bonds                                                          148           99
     Repayments:
          First Mortgage Bonds                                                                    (100)           -
          Other long-term debt                                                                       (3)          (9)
     Dividend payments:
         Common stock                                                                               (87)       (108)
         Preferred stock                                                                             (6)          (6)
     Short-term borrowings, net                                                                   (108)          (45)
     Fuel and emission allowance financings, net                                                   -              11
-------------------------------------------------------------------------------------------- -------------- -------------
     Net Cash Provided From (Used For) Financing Activities                                        (156)         (58)
-------------------------------------------------------------------------------------------- -------------- -------------

Net Decrease In Cash And Temporary Cash Investments                                                 (24)           2
Cash And Temporary Cash Investments At January 1                                                     78           36
============================================================================================ ============== =============
Cash And Temporary Cash Investments At September 30                                              $ 54           $   38
============================================================================================ ============== =============

Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized interest of $3 for 2000 and 1999)               $ 72           $   70
                           - Income taxes                                                           65            47

See Notes to Condensed Consolidated Financial Statements.


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Condensed Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1999. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Notes 2 and 3, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A.  Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of September 30, 2000, approximately $172 million and $65 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $121 million and $47 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $25 million and $25 million, respectively, are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $2 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

           B. Recently Issued Accounting Standard and Bulletin

       In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000 the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to expand the normal purchase and sale exemption for supply contracts and to redefine interest rate risk to reduce sources of ineffectiveness, among other things. The Company has appointed a team to implement SFAS 133, as amended. This team has been educating both financial and non-financial personnel, inventorying contracts and addressing various other SFAS 133 related issues. The Company will adopt SFAS 133, as amended, on January 1, 2001. The Company is determining the impact of adoption of SFAS 133 on its consolidated results of operations and financial position. Adoption of this statement should have no impact on consolidated cash flows.

       In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." In June 2000 the SEC amended the Bulletin to delay the implementation date until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Bulletin provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. This Bulletin, which the Company will adopt for the fourth quarter of 2000, is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

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

        If this method had been applied retroactively, net income would have been $76 million and $182 million for the three and nine months ended September 30, 1999, respectively, compared to $77 million and $161 million as reported.

3.   RATE AND OTHER REGULATORY MATTERS

     On July 20, 2000 the PSC issued an order approving SCE&G's request for an out-of-period adjustment to increase the cost of gas components of its rates for natural gas service from 54.334 cents per therm to 68.835 cents per therm, effective with the first billing cycle in August 2000. As part of its regularly scheduled annual review of gas costs, the PSC issued an order on November 9, 2000 which further increased the cost of gas component to 78.151 cents per therm, effective with the first billing cycle in November 2000.

        On July 5, 2000 the PSC approved SCE&G's request to implement lower depreciation rates for its gas operations. The new rates were effective retroactively to January 1, 2000 and will result in a reduction in annual depreciation expense of approximately $2.9 million.

        On September 14, 1999 the PSC approved an accelerated capital recovery plan for the Company's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein the Company may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by the Company based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the subsequent year. As of September 30, 2000 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

        In September 1992 the PSC issued an order granting the Company's request for a $.25 increase in transit fares from $.50 to $.75 in Columbia, South Carolina; however, the PSC also required $.40 fares for low income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. The Company appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied in an order dated May 9, 1996. In this order, the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996 the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996 the PSC issued an order affirming its previous orders and denied the Company's request for reconsideration. In response to an appeal of the PSC's order by the Company, the Circuit Court issued an order on May 25, 2000, which remanded the matter to the PSC for review of the Company's original application and request to terminate the low income rider fare. On September 27, 2000 the PSC issued an order granting the relief requested by the Company. On September 29, 2000 the Consumer Advocate filed a motion with the PSC for a stay of this order to which SCE&G filed a response. On October 3, 2000 the PSC accepted the Consumer Advocate's motion and issued a stay of its order. Additional motions are currently pending before the PSC with regard to the order and the stay.

4.     LONG-TERM DEBT

       On June 14, 2000 SCE&G issued $150 million of First Mortgage Bonds having an annual interest rate of 7.50 percent and maturing on June 15, 2005. The proceeds from the sale of these bonds were used to pay the maturity of SCE&G's $100 million First Mortgage Bonds due June 15, 2000, to reduce short-term debt and for general corporate purposes.

5.     RETAINED EARNINGS

       The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock.

       In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At September 30, 2000, approximately $32 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

6.   CONTINGENCIES

       With respect to commitments  at September 30, 2000,  reference is made to
       Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Contingencies at September 30, 2000 include the following:

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

        The Company currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with Nuclear Electric Insurance Limited (NEIL). These policies covering the nuclear facility for property damage, excess property damage and outage costs permit assessment under certain conditions to cover insurer's losses. Based on the current annual premium, the Company's portion of the retrospective premium assessment would not exceed $8.1 million.

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

        B.  Environmental

        The Company maintains an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers, including all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2005. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $20.0 million at September 30, 2000. The deferral includes the estimated costs associated with the following matters.

     o In September 1992 the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants (MGP), properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved the Company's Removal Action Work Plan for soil excavation. The Company completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. The Company estimates that the Record of Decision will result in costs of approximately $13.3 million, of which approximately $2 million remains to be incurred. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing the Company to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between the Company and the EPA. However, the Company submitted a Comprehensive Remedial Design Work Plan (RDWP) on December 17, 1999 and proceeded with implementation pending agency approval. The RDWP was approved by the EPA in July 2000, and its implementation continues.

     In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by the Company to the City. The Company is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup. As part of the environmental settlement, the Company constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April 2000) and transferred the facility to the City in exchange for a $16.9 million, 20-year municipal bond collateralized by revenues from, and a mortgage on, the parking garage.

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

7.  SEGMENT OF BUSINESS INFORMATION

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

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

--------------------------------------- ------------ ------------ ---------- ----------------- --------------
          Three months ended             Electric        Gas         All       Adjustments/    Consolidated
          September 30, 2000            Operations   Distribution   Other      Eliminations        Total
--------------------------------------- ------------ ------------ ---------- ----------------- --------------

External  Revenue                          $397          $51          -             -              $448
Intersegment Revenue                          63          -           -           $(63)              -
Operating Income (Loss)                     160           (4)         -              (1)             155
--------------------------------------- ------------ ------------ ---------- ----------------- --------------


--------------------------------------- ------------ ------------ ---------- ----------------- --------------
          Three months ended             Electric        Gas         All       Adjustments/    Consolidated
          September 30, 1999            Operations   Distribution   Other      Eliminations        Total
--------------------------------------- ------------ ------------ ---------- ----------------- --------------

External Revenue                           $393          $38          -             -              $431
Intersegment Revenue                          63          -           -           $(63)              -
Operating Income (Loss)                      153          (4)         -               (1)            148
--------------------------------------- ------------ ------------ ---------- ----------------- --------------


--------------------------------------- ------------ ------------ ---------- ----------------- --------------
          Nine months ended              Electric        Gas         All       Adjustments/    Consolidated
          September 30, 2000            Operations   Distribution   Other      Eliminations        Total
--------------------------------------- ------------ ------------ ---------- ----------------- --------------

External  Revenue                         $1,011        $203          -             -             $1,214
Intersegment Revenue                          169         -           -           $(169)             -
Operating Income                              345          17         -               (3)             359
--------------------------------------- ------------ ------------ ---------- ----------------- --------------


--------------------------------------- ------------ ------------ ---------- ----------------- --------------
          Nine months ended              Electric        Gas         All       Adjustments/    Consolidated
          September 30, 1999            Operations   Distribution   Other      Eliminations        Total
--------------------------------------- ------------ ------------ ---------- ----------------- --------------

External Revenue                           $953         $168          -             -             $1,121
Intersegment Revenue                         159          -           -           $(159)             -
Operating Income                             314           17         -               (4)             327
--------------------------------------- ------------ ------------ ---------- ----------------- --------------

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

                            SIGNIFICANT DEVELOPMENTS
                             SINCE DECEMBER 31, 1999

Regional Transmission Organization

         On February 9, 2000 the Federal Energy Regulatory Commission (FERC) issued FERC Order 2000. The Order required utilities which operate electric transmission systems to submit plans for the possible formation of a regional transmission organization (RTO). On October 16, 2000 SCE&G and two other southeastern electric utilities filed a joint request with FERC to establish GridSouth Transco, LLC (GridSouth). When operational, GridSouth will function as an independent regional transmission company. Initially, the three utilities will continue to own their respective transmission networks, while GridSouth will provide planning and operational oversight of the electric transmission grid.

LIQUIDITY AND CAPITAL RESOURCES

         On October 7, 2000 the 1,000 megawatt V. C. Summer Nuclear Station was removed from service for a planned maintenance and refueling outage scheduled to last 38 1/2 days. During initial inspection activities, plant personnel discovered a small leak coming from a hairline crack in a weld in a reactor coolant system pipe. SCE&G has performed extensive ultrasonic testing of similar welds in the cooling system, which confirmed that the problem was limited to this single weld. SCE&G will repair the crack prior to restarting the plant. While no specific duration has yet been established for the repair, the plant should be back in operation by late December. Although SCE&G cannot estimate how much this repair will add to the cost of the outage, any costs above the amounts normally accrued for this refueling are expected to be deferred and amortized over the plant's next 18-month operating cycle. The cost of replacement power is expected to be recovered through SCE&G's electric fuel adjustment clause.

     On July 20, 2000 the PSC issued an order approving SCE&G's request for an out-of-period adjustment to increase the cost of gas components of its rates for natural gas service from 54.334 cents per therm to 68.835 cents per therm, effective with the first billing cycle in August 2000. As part of its regularly scheduled annual review of gas costs, on October 17, 2000 the PSC approved an increase in the cost of gas component to 78.151 cents per therm, effective with the first billing cycle in November 2000.

       On July 5, 2000 the PSC approved SCE&G's request to implement lower depreciation rates for its gas operations. The new rates were effective retroactively to January 1, 2000 and will result in a reduction in annual depreciation expense of approximately $2.9 million.

       On September 14, 1999 the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan will be implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the succeeding year. As of September 30, 2000 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

        On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G is paying the City $25 million over seven years (1996 through 2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service and is being amortized over the 30 year franchise period. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's, SCE&G paid the City $26 million over a four-year period (1996 through 1999). As part of the environmental settlement, SCE&G constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April 2000) and transferred the facility to the City in exchange for a $16.9 million, 20-year municipal bond collateralized by revenues from, and a mortgage on, the parking garage.

        The following table summarizes how SCE&G generated and used funds for its utility property additions and construction expenditures during the nine months ended September 30, 2000 and 1999:

----------------------------------------------------------------------------------- -----------------------------
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                         2000           1999
----------------------------------------------------------------------------------- --------------- -------------
                                                                                       (Millions of Dollars)

Net cash provided from operating activities                                              $317           $223
Net cash provided used for financing activities                                          (156)            (58)
Cash and temporary cash investments available at the beginning of the period                78             36
----------------------------------------------------------------------------------- --------------- -------------
Net cash available for utility property additions and construction expenditures          $239           $201
----------------------------------------------------------------------------------- --------------- -------------
Funds used for utility property additions and construction expenditures, net of
   noncash allowance for funds used during construction                                  $178           $161
----------------------------------------------------------------------------------- --------------- -------------
Funds used for nonutility property additions and investments                             $ 7              $
                                                                                                    2
=================================================================================== =============== =============

      On June 14, 2000 SCE&G issued $150 million of First Mortgage Bonds having an annual interest rate of 7.50 percent and maturing on June 15, 2005. The proceeds from the sale of these bonds were used to pay the maturity of SCE&G's $100 million First Mortgage Bonds due June 15, 2000, to reduce short-term debt and for general corporate purposes.

        SCE&G anticipates that the remainder of its 2000 cash requirements will be met through internally generated funds and the incurrence of additional short-term debt. The timing and amount of such financings will depend upon market conditions and other factors. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future. SCE&G's ratio of earnings to fixed charges for the twelve months ended September 30, 2000 was 4.24.

Environmental Matters

        In July 2000 the Environmental Protection Agency (EPA) requested information on SCE&G's repair and maintenance of its coal-fired plants since 1978. This is part of the EPA's New Source Review (NSR) enforcement initiative, in which the EPA claims that utilities and others have committed widespread violations of the Clean Air Act permitting requirements for the past quarter century. In November 1999 the EPA filed suit against seven utilities and issued an administrative order to Tennessee Valley Authority alleging numerous NSR permitting violations. The EPA's allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. SCE&G, along with several other utilities, has routinely undertaken the type of repair, replacement and maintenance projects that the EPA now claims are illegal. A suit has not been instituted against SCE&G, and while it is too early to predict any potential EPA action, SCE&G believes that all of its electric generation units are properly permitted and have been properly maintained. Because this matter is in its most preliminary stage with respect to SCE&G, management cannot estimate the effects of these matters on future consolidated results of operations, cash flows or financial position.

         In October 1998, the EPA issued a final ruling on regional ozone control that requires revised State Implementation Plans (SIPs) for 22 eastern states and the District of Columbia. This EPA ruling was challenged in court by various states, industry and other interests, including the state of South
Carolina. In March 2000, the court upheld most aspects of the EPA's rule. Petitioners asked the court to rehear the case and overturn the March decision, but in June the court declined to rehear the case and lifted its earlier stay of the states' obligation to revise their SIPs. Industry and State petitioners have not decided at this time what additional review they may seek.

         The EPA has undertaken other ozone-related actions having virtually identical goals to its October 1998 action. These actions have likewise been challenged in court by the same or similar parties. The final resolution of the October 1998 action is expected to resolve these other ozone-related actions as well. The South Carolina Department of Health and Environmental Control (DHEC) is considering methods by which to reduce utility emissions of nitrogen oxide. The date for a final state rulemaking is uncertain, but will be likely in 2001. SCE&G will undertake additional nitrogen oxide control projects during 2000 and 2001, at a cost of approximately $100 million as an interim step to address possible contributions to ozone formation in South Carolina. As of September 30, 2000 SCE&G has incurred costs of $0.3 million in relation to these projects. Depending on the resolution of these matters, costs to SCE&G may reach $190 million to meet the full requirements of the 1998 Ozone ruling expenditures for these projects will be capitalized, and are expected to be completed by 2004.

         For additional information on environmental matters see Note 6B "Contingencies - Environmental" of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS appearing in this Quarterly Report on Form 10-Q.

                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                AS COMPARED TO THE CORRESPONDING PERIODS IN 1999

Earnings and Dividends

         Net income for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                            Three Months Ended                        Nine Months Ended
-------------------------------- ----------------------------------------- -----------------------------------------
(Millions of Dollars)                2000           1999         Change        2000          1999         Change
-------------------------------- -------------- -------------- ----------- ------------- -------------- ------------

Net income derived from:
     Operations                      $82.0          $76.6         $5.4        $180.5        $160.9         $19.6
     Change in accounting              -              -            -             22.3          -            22.3
-------------------------------- -------------- -------------- ----------- ------------- -------------- ------------
     Total net                       $82.0          $76.6         $5.4        $202.8        $160.9         $41.9
income
================================ ============== ============== =========== ============= ============== ============

         Net income from operations for the three months ended September 30, 2000 increased $5.4 million over the corresponding period in 1999. This increase is primarily due to decreased other operation and maintenance expenses.

        Net income from operations for the nine months ended September 30, 2000 increased $19.6 million over the corresponding period in 1999. This increase is primarily due to improved electric margins and is partially offset by increased other operation and maintenance expenses, depreciation, property taxes and income taxes.

     For the last several years, the market value of the Company's retirement plan assets have exceeded the total actuarial present value of accumulated plan benefits. As such, pension income for the three and nine months ended September 30, 2000 was $12.6 million and $30.7 million, compared to $9.6 million and $22.0 million, respectively for the corresponding periods in 1999. As a result of pension income, employee benefit costs were reduced approximately $6.9 million and $16.4 million for the three and nine months ended September 30, 2000. For the corresponding periods in 1999, employee benefit costs were reduced approximately $5.0 million and $11.7 million, respectively. Additionally, other income increased $3.9 million and $10.0 million for the three and nine months ended September 30, 2000. For the corresponding periods in 1999, other income increased $3.1 million and $6.8 million, respectively.

         Earnings from a change in accounting resulted from recording of unbilled revenue (See Note 2 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS).

         Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 1% of income before income taxes for the three and nine months ended September 30, 2000 and 1999.

         SCE&G's Board of Directors authorized payment of dividends on common stock held by SCANA, as follows:

---------------------- ------------------ --------------------- ----------------
Declaration            Dividend           Quarter               Payment
Date                   Amount             Ended                 Date
---------------------- ------------------ --------------------- ----------------
February 17, 2000      $32.0 million      March 31, 2000        April 1, 2000
April 27, 2000         $32.0 million      June 30, 2000         July 1, 2000
August 16, 2000        $41.0 million      September 30, 2000    October 1, 2000
October 17, 2000       $42.0 million      December 31, 2000     January 1, 2001
---------------------- ------------------ --------------------- ----------------

Electric Operations

           Changes in the electric operations sales margins (including transactions with affiliates and excluding unbilled revenue) for the three and nine months ended September 30, 2000, when compared to the corresponding periods in 1999, were as follows:

--------------------------------- ------------------------------------------ -------------------------------------------
                                  Three Months Ended                         Nine Months Ended
(Dollars in Millions)                2000       1999           Change           2000       1999            Change
--------------------------------- ----------- ---------- ------------------- ----------- ---------- --------------------

                                                                             -----------
Electric operating revenue          $365.0     $393.3    $(28.3)    (7.2)%      $979.1    $952.4     $26.7       2.8%
                                                                             -----------
Less:  Fuel used in generation         67.6       69.3              (2.5%)        179.8     168.4      11.4      6.8%
                                                          (1.7)
          Purchased power              45.2       41.2       4.0     9.7%         111.9     107.0       4.9      4.6%
--------------------------------- ----------- ---------- ---------           ----------- ---------- ---------
Margin                              $252.2     $282.8    $(30.6)   (10.8)%       $687.4   $677.0     $10.4       1.5%
--------------------------------- =========== ========== ========= --------- =========== ========== ========= ==========

           Changes in electric operations sales margins for the three and nine months ended September 30, 2000 reflect milder weather in the third quarter of 2000, which was partially offset by customer growth throughout the year and more favorable weather in the first and second quarters of 2000.

Gas Distribution

           Changes in the gas distribution sales margins (excluding unbilled revenue) for the three and nine months ended September 30, 2000, when compared to the corresponding periods in 1999, were as follows:

------------------------------------ ---------------------------------------- -------------------------------------------
                                     Three Months Ended                       Nine Months Ended
(Dollars in Millions)                 2000      1999            Change          2000       1999            Change
------------------------------------ -------- ---------- -------------------- ---------- ---------- ---------------------

Gas operating  revenue                $50.0     $37.8     $12.2      32.3%     $201.5     $168.2     $33.3      19.8%
 Less: Gas purchased for resale        40.2      26.7      13.5      50.6%      140.4       104.8     35.6      34.0%
------------------------------------ -------- ---------- ---------            ---------- ---------- ---------
Margin                                $ 9.8     $11.1      $(1.3)   (11.7)%     $ 61.1     $ 63.4     $(2.3)     (3.6%)
------------------------------------ ======== ========== ========= ---------- ========== ========== ========= ===========

     Gas distribution sales margins decreased for the three and nine months ended September 30, 2000 primarily as a result of milder weather in the second and third quarters of 2000, which was partially offset by customer growth.

 Other Operating Expenses

     Changes in other operating expenses for the three and nine months ended September 30, 2000 when compared to the corresponding periods in 1999, were as follows:

-------------------------------------- ---------------------------------------- -----------------------------------------
                                       Three Months Ended                       Nine Months Ended
(Dollars in Millions)                    2000       1999           Change         2000       1999           Change
-------------------------------------- ---------- ---------- ------------------ ---------- --------- --------------------

Other operation  and maintenance        $  75.2     $  83.6  $(8.4)   (10.0%)    $229.3     $227.2     $ 2.1     0.9%
Depreciation and amortization              39.6       38.5     1.1     2.9%        118.8     115.0       3.8     3.3%
Other taxes                                25.5       23.9     1.6     6.7%         75.0       71.3      3.7     5.2%
-------------------------------------- ---------- ---------- -------            ---------- --------- ---------
Total                                   $140.3     $146.0    $(5.7)   (3.9%)     $423.1     $413.5    $ 9.6      2.3%
-------------------------------------- ========== ========== ======= ---------- ========== ========= ========= ==========

     Other operation expenses for the three months ended September 30, 2000 decreased primarily as a result of a net decrease in employee benefit costs ($3.5 million, including the effect of pension income), decreased expenses for storm damage ($2.8 million), and early retirement expenses recorded in 1999 ($3.2 million). These decreases were partially offset by employee bonuses ($3.9 million).

      Other operation expenses for the nine months ended September 30, 2000 increased primarily as a result of employee bonuses ($9.3 million) and charges related to the operation of CogenSouth ($5.9 million). These increases were partially offset by a net decrease in employee benefit costs ($8.1 million, including the effect of pension income), decreased expenses for storm damage ($1.5 million), and early retirement expenses recorded in 1999 ($3.2 million).

     The increase in depreciation and amortization expenses for the three and nine months ended September 30, 2000 resulted from normal property additions, and is partially offset by a reduction in gas depreciation rates retroactive to January 1, 2000 (See LIQUIDITY AND CAPITAL RESOURCES). Other taxes increased primarily due to increased property taxes.

Other Income

     Other income for the three and nine months ended September 30, 2000 increased approximately $1.5 million and $3.9 million, respectively, when compared to the corresponding periods in 1999. These increases are primarily attributable to increased pension income.

Income Taxes

     Income taxes for the three and nine months ended September 30, 2000 increased approximately $2.4 million and $13.3 million, respectively, when compared to the corresponding periods in 1999. These increases are primarily due to the changes in operating income.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     All financial instruments held by SCE&G and described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about SCE&G's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                              September 30, 2000
                             Expected Maturity Date
                               --------- ------------- ------------------------------- --------- ----------------
                              (Dollars in Millions)
                                                                                 There-                  Fair
Liabilities                      2000     2001    2002      2003      2004       after       Total       Value
                               --------- ------- -------- --------- ---------- ----------- ----------- ----------

Long-Term Debt:
Fixed Rate ($)                    1.3     27.6    27.7     129.5      123.9     1,082.9     1,392.9     1,282.7
Average Interest Rate (%)        6.50     6.72    6.72      6.33       7.52         7.55        7.40

     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

         SCANA Corporation:

         For information regarding legal proceedings see Note 2 "Rate Matters," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS appearing in the Company's Annual Report on Form 10-K for the year ended December 31,
         1999, and Note 8 "Contingencies" of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS appearing in this Quarterly Report on Form 10-Q.

         South Carolina Electric  & Gas Company:

         For information regarding legal proceedings see Note 2 "Rate Matters," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS appearing in South Carolina Electric & Gas Company's Annual Report on Form 10-K for the year ended December 31, 1999, and Note 6 "Contingencies" of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS appearing in this Quarterly Report on Form 10-Q.

Item 2, 3, 4 and 5 are not applicable.

Item 6.    Exhibits and Reports  on Form 8-K

         A.  Exhibits

                SCANA Corporation and South Carolina Electric & Gas Company:

                Exhibits filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are hereby incorporated herein by reference and made a part hereof.

         B. Reports on Form 8-K during the third quarter 2000 were as follows:

                SCANA:
                Date of Report:  August 26, 2000
                Item reported:  Item 5

                South Carolina Electric & Gas Company:  None

                                SCANA CORPORATION


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 SCANA CORPORATION
                                                  (Registrant)




November 13, 2000                             By: s/M. R. Cannon
                                                  M. R. Cannon
                                                  Controller
                                                 (Principal accounting officer)

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



                                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                                      (Registrant)




November 13, 2000                            By:  s/Mark R. Cannon
                                                  Mark R. Cannon
                                                  Controller
                                                 (Principal accounting officer)

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

3.01             X             Restated Articles of Incorporation of SCANA as
                               adopted on April 26, 1989 (Filed as
                               Exhibit 3-A to Registration Statement No.
                               33-49145)

3.02                     X     Restated Articles of Incorporation of SCE&G, as
                               adopted on December 15, 1993  (Filed as
                               Exhibit 3.01 to Registration Statement No.333-
                               86387)

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

4.10           X          X      Certificate of Trust for SCE&G Trust I (Filed
                                 as Exhibit 4-H to SCE&G Form 10-K for the year ended December 31, 1997)

4.11           X          X      Junior Subordinated Indenture for SCE&G Trust I
                                 (Filed as Exhibit 4-I to SCE&G Form 10-K for the year ended December 31, 1997)

4.12           X          X      Guarantee Agreement for SCE&G Trust I (Filed as
                                 Exhibit 4-J to SCE&G Form 10-K for the
                                 year ended December 31, 1997)

4.13           X          X      Amended and Restated Trust Agreement for SCE&G
                                 Trust I (Filed as Exhibit 4-K to SCE&G
                                 Form 10-K for the year ended December 31, 1997)

10.01          X                 SCANA Voluntary Deferral Plan as amended
                                 through October 21, 1997 (Filed as Exhibit
                                 10.01(a) to Registration Statement No. 333-
                                 86803)

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

10.09 X Description of SCANA Corporation Annual Incentive Plan (Filed as Exhibit 10-G to SCANA Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809)

10.10                     X      Service Agreement between SCE&G and SCANA
                                 Services, Inc., effective April 1, 2000 (Filed as Exhibit 10.10 to SCANA Form 10-K for the quarter ended June 30, 2000, File No. 1-8809)

27.01          X                 Financial Data Schedule (Filed herewith)

27.02                     X      Financial Data Schedule (Filed herewith)