Form 10-K
period 2000-12-31
SOUTH CAROLINA ELECTRIC & GAS CO; PUBLIC SERVICE CO OF NORTH CAROLINA INC; SCANA CORP
filed 2001-03-27
CIK 91882, 81025, 754737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

Commission   Registrant, State of Incorporation,               I.R.S. Employer
File Number   Address and Telephone Number                    Identification No.

1-8809       SCANA Corporation                                        57-0784499
             (a South Carolina Corporation)
             1426 Main Street, Columbia, South Carolina  29201
             (803)  217-9000

1-3375       South Carolina Electric & Gas Company                    57-0248695
             (a South Carolina Corporation)
             1426 Main Street, Columbia, South Carolina  29201
             (803)  217-9000

1-11429      Public Service Company of North Carolina, Incorporated   56-2128483
             (a South Carolina Corporation)
             1426 Main Street, Columbia, South Carolina   29201
             (803)  217-9000

Securities registered pursuant to Section 12(b) of the Act:

Each of the following classes or series of securities is registered on the New York Stock Exchange.

Title of each class                       Registrant

Common Stock, without par value           SCANA Corporation


5% Cumulative Preferred Stock             South Carolina Electric & Gas Company
par value $50 per share

7.55% Trust Preferred Securities,
Series A liquidation value $25            South Carolina Electric & Gas Company
per Trust Preferred Security

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

         SCANA Corporation   (   )
         South Carolina Electric & Gas Company   (   )
         Public Service Company of North Carolina, Incorporated   (X)

         The aggregate market value of voting stock held by non-affiliates of SCANA Corporation was $2.8 billion at February 28, 2001, based on a price of $27.21. Each of the other registrants is a wholly-owned subsidiary of SCANA Corporation and has no voting stock other than its common stock. A description of registrants' common stock follows:

                               Shares Outstanding
 Registrant               Description of Common Stock      at February 28, 2001
 ----------               ---------------------------      --------------------

SCANA Corporation              Without Par Value                104,729,131

South Carolina Electric
and Gas Company                 $4.50 Par Value                  40,296,147

Public Service Company of
North Carolina,Incorporated     Without Par Value                     1,000

         Documents incorporated by reference: Specified sections of SCANA Corporation's 2001 Proxy Statement, dated March 19, 2001, in connection with its 2001 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.

This combined Form 10-K is separately filed by SCANA Corporation, South Carolina Electric & Gas Company and Public Service Company of North Carolina, Incorporated. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

Public Service Company of North Carolina, Incorporated meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and therefore is filing this form with the reduced disclosure format allowed under General Instruction I (2).

                                                     TABLE OF CONTENTS

                                                                           Page

DEFINITIONS..............................................................     4

PART I

     Item 1.  Business...................................................     5

     Item 2.  Properties ................................................    18

     Item 3.  Legal Proceedings..........................................    20

     Item 4.  Submission of Matters to a Vote of Security Holders .......    20

     Corporate Structure ................................................    21

     Executive Officers of SCANA Corporation ............................    22

PART II

     Item 5.  Market for Registrant's Common Equity and
               Related Stockholder Matters...............................    23

     Item 6.  Selected Financial Data....................................    24

     Item 7.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations
     Item 7A.   Quantitative Disclosures About Market Risk
     Item 8.    Financial Statements and Supplementary Data

              SCANA Corporation..........................................    25

              South Carolina Electric & Gas Company......................    75

     Item 7.      Management's Narrative Analysis of Results of Operations
     Item 7A.   Quantitative Disclosures About Market Risk
     Item 8.      Financial Statements and Supplementary Data

              Public Service Company of North Carolina, Incorporated.....   109

     Item 9.  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................   138

PART III

     Item 10. Directors and Executive Officers of the Registrants........   138

     Item 11. Executive Compensation ....................................   142

     Item 12. Security Ownership of Certain Beneficial Owners
               and Management ...........................................   148

     Item 13. Certain Relationships and Related Transactions ............   149

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K .............................................   150

SIGNATURES...............................................................   154

                                   DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM                      MEANING
AFC...................... Allowance for Funds Used During Construction
BTU...................... British Thermal Unit
CAA...................... Clean Air Act Amendments of 1990
Circuit Court............ South Carolina Circuit Court
Consumer Advocate........ Consumer Advocate of South Carolina
Dekatherm................ One Million BTUs
DHEC..................... South Carolina Department of Health and Environmental
                           Control
DOE...................... United States Department of Energy
DT....................... Dekatherm
Energy Marketing......... SCANA Energy Marketing, Inc.
EPA...................... United States Environmental Protection Agency
FERC..................... United States Federal Energy Regulatory Commission
Fuel Company............. South Carolina Fuel Company, Inc.
GENCO.................... South Carolina Generating Company, Inc.
Investor Plus Plan....... SCANA Corporation Investor Plus Plan
KVA...................... Kilovolt-ampere
KW....................... Kilowatt
KWH...................... Kilowatt-hour
LLC...................... Limited Liability Company
LNG...................... Liquefied Natural Gas
MCF...................... Thousand Cubic Feet
MGP...................... Manufactured Gas Plant
Mhz...................... Megahertz
MMBTU.................... Million British Thermal Unit
MMCF..................... Million Cubic Feet
MW....................... Megawatt
NEPA..................... National Energy Policy Act of 1992
NCUC..................... North Carolina Utilities Commission
NRC...................... United States Nuclear Regulatory Commission
PCS...................... Personal Communications Service
Pipeline Corporation..... South Carolina Pipeline Corporation
PRP...................... Potentially Responsible Party
PSC...................... The Public Service Commission of South Carolina
PSNC..................... Public Service Company of North Carolina, Incorporated
PUHCA.................... Public Utility Holding Company Act of 1935, as amended
RTO...................... Regional Transmission Organization
SCI...................... SCANA Communications, Inc.
SCANA.................... SCANA Corporation, the parent company
SCE&G.................... South Carolina Electric & Gas Company
SEC...................... United States Securities and Exchange Commission
Southern Natural......... Southern Natural Gas Company
SPSP..................... SCANA Corporation Stock Purchase-Savings Plan
Summer Station........... V. C. Summer Nuclear Station
Supreme Court............ South Carolina Supreme Court
Transco.................. Transcontinental Gas Pipeline Corporation
Williams Station......... A. M. Williams Coal-Fired, Electric Generating Station
                           Owned by GENCO
WNA       Weather Normalization Adjustment

                                     PART I

ITEM 1.  BUSINESS


ORGANIZATION

       SCANA, a South Carolina corporation having general business powers, was incorporated on October 10, 1984, and registered as a public utility holding company under PUHCA on February 10, 2000, concurrent with the completion of its acquisition of PSNC. SCANA holds, directly or indirectly, all of the capital stock of each of its subsidiaries except for the preferred stock of SCE&G, the preferred securities of SCE&G Trust I and 30 percent of an indirect subsidiary. SCANA and its subsidiaries (the Company) had 5,426 full-time, permanent employees as of February 28, 2001 as compared to 5,488 full-time, permanent employees as of February 29, 2000. SCE&G was incorporated under the laws of South Carolina in 1924, and is an operating public utility. SCE&G had 2,412 full-time, permanent employees as of February 28, 2001 as compared to 3,771 full-time, permanent employees as of February 29, 2000. Prior to being acquired by SCANA, PSNC was incorporated under the laws of North Carolina in 1938.
Subsequent to its acquisition, PSNC is incorporated under the laws of South Carolina. PSNC is an operating public utility in North Carolina with 653 full-time, permanent employees as of February 28, 2001 as compared to 879 full-time, permanent employees as of February 29, 2000.

SEGMENTS OF BUSINESS

       SCANA neither owns nor operates any physical properties. It has 11 direct, wholly owned subsidiaries that are engaged in the functionally distinct operations described below. It also has investments in two LLCs: one has built and operates a cogeneration facility in Charleston, South Carolina and the other has constructed and operates a lime production facility in Charleston, South Carolina. SCANA also has four other direct, wholly owned subsidiaries that are in liquidation.

       Information with respect to major segments of business for the years ended December 31, 2000, 1999 and 1998 is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G and the Notes to Consolidated Financial Statements appearing in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for SCANA (Note 14), SCE&G (Note 13) and PSNC (Note 14). All such information is incorporated herein by reference.

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

       SCE&G's electric service area extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 31 of the 46 counties in South Carolina and covers more than 21,000 square miles. The total population of the counties representing the combined service area is approximately 2.5 million.

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

       Pipeline Corporation is engaged in the purchase, transmission and sale of natural gas on a wholesale basis to distribution companies and directly to industrial customers in 41 counties throughout South Carolina. Pipeline Corporation owns LNG liquefaction and storage facilities. It also supplies the natural gas for SCE&G's gas distribution system. Other resale customers include municipalities and county gas authorities and gas utilities. The industrial customers of Pipeline Corporation are primarily engaged in the manufacturing or processing of ceramics, paper, metal, food and textiles. Pipeline Corporation also operates a 62-mile six-inch propane pipeline that is owned by Suburban Propane, L.P. of Whippany, New Jersey.

       On February 10, 2000 SCANA completed its acquisition of PSNC. PSNC is a public utility engaged primarily in transporting, distributing and selling natural gas to approximately 370,000 residential, commercial and industrial customers. PSNC provides service to 25 of its 28 franchised counties covering approximately 11,500 square miles in North Carolina. The industrial customers of PSNC include manufacturers or processors of textiles, chemicals, ceramics and clay products, glass, automotive products, minerals, pharmaceuticals, plastics, metals, electronic equipment, furniture and a variety of food and tobacco products. PSNC, through wholly owned, non-regulated subsidiaries, refuels natural gas vehicles and converts gasoline-fueled vehicles to natural gas. Effective January 1, 2001, PSNC's gas brokering activities were transferred to Energy Marketing.

Nonregulated Businesses

       Energy Marketing markets electricity, natural gas and other light hydrocarbons primarily in the southeast. Energy Marketing, also provides energy-related risk management services to producers and customers. In addition, SCANA Energy, a division of Energy Marketing, markets natural gas to approximately 432,000 customers in Georgia's deregulated natural gas market.

       SCI owns and operates a 500-mile fiber optics telecommunications network in South Carolina. In addition, SCI provides tower site construction, management and rental services in South Carolina and Georgia. SCI also owns an 800 Mhz radio service network within the state, and in January 2001, signed a letter of intent to sell the network. The sale is expected in April 2001. SCANA Communications Holdings, Inc. (SCH), a Delaware corporation and a wholly owned subsidiary of SCI, has investments in Powertel, Inc., ITC Holding Company, Inc., ITC^DeltaCom, Inc., and Knology, Inc., which are telecommunications services companies in the southeastern United States. On August 28, 2000 SCH announced that Powertel has agreed to be acquired by either Deutsche Telekom AG or VoiceStream Wireless Corporation, as further discussion under "Other" in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA.

       ServiceCare, Inc. is engaged in providing energy-related products and services beyond the energy meter. Its primary businesses are providing homeowners with service contracts on their home appliances and home security services. ServiceCare has announced the sale of its home security business expected to be completed in March 2001.

       Primesouth, Inc. is engaged in power plant management and maintenance services.

       SCANA Resources, Inc. conducts energy-related businesses and provides energy-related services.

Service Company

         SCANA Services, Inc. provides administrative, management and other services to the subsidiaries and business units within the Company.

COMPETITION

       For a discussion of the impact of competition, see the Competition section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

CAPITAL REQUIREMENTS AND FINANCING PROGRAM

Capital Requirements

       The Company's cash requirements arise primarily from SCE&G's and PSNC's operational needs, the Company's construction program, the need to fund the activities or investments of SCANA's nonregulated subsidiaries and payment of dividends. The ability of SCANA's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. SCANA's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. Depending on customer growth and inflation, and as the regulated subsidiaries continue their ongoing construction programs, it may be necessary to seek increases in rates. The Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate and other regulatory relief, if requested.

       For a discussion of the impact of various rate matters on the Company's capital requirements, see Regulatory Matters in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G and the Notes to Consolidated Financial Statements appearing in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for SCANA (Note 4), SCE&G (Note 3) and PSNC (Note 5).

       During 2001 the Company is expected to meet its capital requirements principally through internally generated funds (approximately 61 percent, after payment of dividends) and the incurrence of additional short-term and long-term indebtedness. Sales of additional equity securities may also occur. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future.

       The Company's current estimates of its cash requirements for construction and nuclear fuel expenditures, which are subject to continuing review and adjustment, for 2001 and the two-year period 2002-2003 are as follows:

-------------------------------------------------------------- -----------------
Type of Facilities                           2002-2003               2001
                                                 (Millions of Dollars)

South Carolina Electric & Gas Company:
 Electric Plant:
       Generation                                $329                $249
       Transmission                                43                  22
       Distribution                               178                  83
       Other                                       17                  15
   Nuclear Fuel                                    36                  26
   Gas                                             38                  20
   Common                                          17                   6
   Other                                            1                   1
-------------------------------------------------------------- -----------------
       Total SCE&G                                659                 422
PSNC Gas                                           91                  42
Other Companies Combined                          193                  63
-------------------------------------------------------------- -----------------
                Total                            $943                $527
-------------------------------------------------------------- -----------------

         During 2000 SCE&G and GENCO expended approximately $23.2 million and $0.5 million, respectively, as part of a program to extend the operating lives of certain non-nuclear generating facilities. Additional improvements to be made under the program during 2001, included in the table above, are estimated to cost approximately $80.3 million for SCE&G.

       In addition to the capital requirements for 2001 described above, the Company, SCE&G and PSNC will require approximately $41.5 million, $28.2 million and $4.3 million, respectively, to refund and retire outstanding securities and obligations in 2001. For the years 2002-2005, the Company has an aggregate of $1,705.4 million of long-term debt maturing, which includes an aggregate of $455.2 million for SCE&G, $2.2 million of purchase or sinking fund requirements for SCE&G's preferred stock and $22.5 million for PSNC. SCE&G's long-term debt maturities for the years 2002-2005 include approximately $94.0 million for sinking fund requirements, of which $93.9 million may be satisfied by deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits.

        SCANA and Westvaco each own a 50 percent interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The facility began operations in March 1999. On September 10, 1998, the contractor in charge of construction filed suit in Circuit Court seeking approximately $52 million from Cogen, alleging that it incurred construction cost overruns relating to the facility and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, SCE&G and SCANA were also named as defendants in the suit. SCANA and the other defendants believe the suit is without merit and are mounting an appropriate defense. SCANA and SCE&G do not believe that the resolution of this issue will have a material impact on their results of operations, cash flows or financial position.

        On October 15, 1999 FERC notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. SCE&G and FERC have been discussing possible reinforcement alternatives for the dam over the past several years as part of SCE&G's ongoing hydroelectric operating license with FERC. Until discussions are concluded, it is not possible to finalize the cost of the project; however, it is possible that the cost could range up to $250 million. Although any costs incurred by SCE&G are expected to be recoverable through electric rates, SCE&G also is exploring alternative sources of funding. The project is expected to be completed in 2004.

        On September 21, 1999 SCE&G announced a $256 million gas turbine generator project in Aiken County, South Carolina. Two combined-cycle turbines will burn natural gas to produce 300 megawatts of new electric generation and use exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station. The turbine project is scheduled to be completed by June 2002.

        On October 7, 2000 Summer Station was removed from service for a planned maintenance and refueling outage scheduled to last 38 1/2 days. During initial inspection activities, plant personnel discovered a small leak coming from a hole in a weld in a primary coolant system pipe. SCE&G performed extensive ultrasonic testing of similar welds in the cooling system, which confirmed that the problem was limited to this single weld. A root cause analysis determined that the cause of the crack was primary water stress corrosion cracking. The repair involved cutting out a twelve-inch long spool of the pipe, which included the entire weld, and installing a new spool piece. Repairs have been completed and the integrity of the new welds have been verified through extensive testing. The plant was returned to service in March 2001. The NRC was closely involved throughout this process and approved SCE&G's actions to repair the crack, as well as the restart schedule. SCE&G will continue to monitor primary coolant system pipes during the next outage, scheduled for Spring of 2002. SCE&G recorded a pretax charge of approximately $6 million in the fourth quarter of 2000 to expense repair costs to date. Additional costs that may be recorded in the first quarter of 2001 are not expected to be material. The cost of replacement power is expected to be recovered through SCE&G's electric fuel adjustment clause.

        In January 2001 SCE&G's 385 megawatt coal-fired Cope Generating Station was taken out of service due to an electrical ground in the generator. The unit is expected to be returned to service in Spring 2001. The cost of replacement power is expected to be recovered through SCE&G's fuel adjustment clause.

Financing Program

       SCANA and PSNC each have in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. At December 31, 2000 SCANA had registered with the SEC and available for issuance $1 billion under its program, the proceeds of which may be used to refinance indebtedness incurred in connection with the acquisition of PSNC, to fund additional business activities in nonutility subsidiaries, to reduce short-term debt or for general corporate purposes.

       SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for 12 consecutive months out of the 18 months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2000 the Bond Ratio was 6.43. The Old Mortgage allows the issuance of additional Class A Bonds to an additional principal amount equal to (i) 70 percent of unfunded net property additions (which unfunded net property additions totaled approximately $1,452 million at December 31, 2000), (ii) retirements of Class A Bonds (which retirement credits totaled $68.4 million at December 31, 2000), and (iii) cash on deposit with the Trustee.

       SCE&G is subject to a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $665 million were available for such purpose at December 31, 2000). New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 2000 the New Bond Ratio was 6.34.

       The following additional financing transactions have occurred since January 1, 2000:

o On February 8, 2000 the Company issued $400 million of two-year floating rate notes maturing February 8, 2002. The interest rate on the notes is reset quarterly based on three-month LIBOR plus 50 basis points. The proceeds from these privately sold notes were used to consummate SCANA's acquisition of PSNC. On February 10, 2000 SCANA borrowed $300 million for a three-year term under a credit agreement with several banks. The interest rate is reset every one, two, three or six months and is based on LIBOR plus 100 basis points. These funds also were used to consummate SCANA's acquisition of PSNC.

o On June 14, 2000 SCE&G issued $150 million of First Mortgage Bonds having an annual interest rate of 7.50 percent and maturing on June 15, 2005. The proceeds from the sale of these bonds were used to pay the maturity of SCE&G's $100 million First Mortgage Bonds due June 15, 2000, to reduce short-term debt and for general corporate purposes.

o On July 13, 2000 SCANA issued $300 million two-year floating rate notes maturing on July 15, 2002. The interest rate is reset quarterly based on three-month LIBOR plus 65 basis points. Proceeds from the debt were used to repay medium-term notes totaling $170 million, to reduce short-term debt and for general corporate purposes.

o On January 24, 2001 SCANA issued $202 million two-year floating rate notes maturing on January 24, 2003. The interest rate is reset quarterly based on three-month LIBOR plus 110 basis points. Proceeds from the debt were used to reduce short-term debt and for general corporate purposes.

o On January 24, 2001 SCE&G issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

o On February 16, 2001 PSNC issued $150 million of medium-term notes having an annual interest rate of 6.625 percent and maturing on February 15, 2011. These funds were used to reduce short-term debt and for general corporate purposes.

        The Company's electric and natural gas businesses are seasonal in nature, with the primary demand for electricity being experienced during summer and winter and the primary demand for natural gas being experienced during winter. As a result of the significant increase during the latter half of 2000 in the cost to the Company of natural gas and the colder than normal weather experienced in December, the Company experienced significant increases in its working capital requirements, contributing to the need for the financings by SCANA and PSNC in early 2001 described above.

       Without the consent of at least a majority of the total voting power of SCE&G's preferred stock, SCE&G may not issue or assume any unsecured indebtedness if, after such issue or assumption, the total principal amount of all such unsecured indebtedness would exceed ten percent of the aggregate principal amount of all of SCE&G's secured indebtedness and capital and surplus; however, no such consent is required to enter into agreements for payment of principal, interest and premium for securities issued for pollution control purposes.

       Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term debt. FERC has authorized SCE&G to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of 12 months or less, but not later than December 31, 2002. GENCO has not sought such authorization.

        The SEC order authorizing the Company to register as a public utility holding company under PUHCA imposes various limits during the three years ending February 11, 2003 (the Authorization Period) on SCANA's, SCE&G's and PSNC's ability to issue long- and short-term debt. The order, as amended, requires SCANA, SCE&G and PSNC to maintain common equity of at least 30 percent of their consolidated capitalization. SCANA's issuance of capital securities is limited to $2.385 billion, including securities issued to repay acquisition debt financing. SCANA's short-term borrowings outstanding are limited to $450 million. SCE&G and PSNC may issue commercial paper and establish bank lines of credit for $300 million and $200 million, respectively. In addition, PSNC requires SEC approval under PUHCA prior to issuing long-term debt.
SCANA plans to request such approval for PSNC in 2001.

       At December 31, 2000 SCE&G had $250 million of unused authorized lines of credit which consist of a credit agreement for a maximum of $250 million to support the issuance of commercial paper. SCE&G's commercial paper outstanding at December 31, 2000 and 1999 was $117.5 million and $143.1 million, respectively. In addition, Fuel Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 2000. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 2000 was $70.2 million. This commercial paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by SCE&G.

       At December 31, 2000 PSNC had $125 million authorized lines of credit which consist of a credit agreement for a maximum of $125 million to support the issuance of commercial paper. Unused lines of credit at December 31, 2000 totaled $125 million. PSNC's commercial paper outstanding on December 31, 2000 was $125 million.

       SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without the consent of the preferred stockholders unless net earnings (as defined therein) for the 12 consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 2000 the Preferred Stock Ratio was 2.09.

       As a result of SCANA's acquisition of PSNC on February 10, 2000, PSNC shareholders were paid $212 million in cash and 17.4 million shares of SCANA common stock valued at approximately $488 million. In connection with this transaction, certain SCANA shareholders were paid $488 million in cash for 16.3 million shares of SCANA common stock. During 2000, shares for the SPSP and the Investor Plus Plan were purchased on the open market.

       The Company's ratios of earnings to fixed charges (SEC method) were 2.57, 2.98, 3.67, 3.64 and 3.60 for the years ended December 31, 2000, 1999, 1998,
1997 and 1996, respectively. For SCE&G these ratios were 4.20, 3.71, 4.40, 3.85 and 3.80 for the same periods. For PSNC these ratios were 2.97 for the year ended December 31, 2000 and 3.24, 3.23, 3.44 and 3.62 for the fiscal years ended September 30, 1999, 1998, 1997 and 1996, respectively.

ELECTRIC OPERATIONS

Electric Sales

         In 2000 residential sales of electricity accounted for 40% of electric sales revenues; commercial sales 30%; industrial sales 19%; sales for resale 3%; and all other 8%. The Company's KWH sales by classification, excluding volumes attributable to the cumulative effect of accounting change, for the years ended December 31, 2000 and 1999 are presented below:

                                            Sales
                                       KWH (Millions)
--------------------------------------------------------------------------------

                 CLASSIFICATION          2000      1999          % CHANGE
--------------------------------------------------------------------------------

Residential                              6,665         6,269         6%
Commercial                               6,305         5,950         6%
Industrial                               6,665         6,140         9%
Sales for resale                         1,222         1,189         3%
Other                                      553           518         7%
----------------------------------------------------------------
Total Territorial                       21,410        20,066         7%
Negotiated Market  Sales Tariff          1,942         1,678        16%
================================================================
Total                                   23,352       21,744          7%
================================================================

   Sales for resale includes electricity furnished for resale to two municipalities and two electric cooperatives. Sales under the Negotiated Market Sales Tariff during 2000 include sales to 36 investor-owned utilities and registered marketers, seven electric cooperatives, two municipalities and four federal/state electric agencies. During 1999 sales under the Negotiated Market Sales Tariff included sales to 32 investor-owned utilities and registered marketers, seven electric cooperatives, two municipalities and four federal/state electric agencies.

         The electric sales volume from residential sales increased for 2000 primarily as a result of colder weather. During 2000 the Company recorded a net increase of 13,701 customers, increasing its total customers to 537,253. The all-time peak demand of 4,211 MW was set on July 20, 2000.

Electric Interconnections

         SCE&G purchases all of the electric generation of Williams Station, owned by GENCO, under a Unit Power Sales Agreement which has been approved by FERC. Williams Station has a generating capacity of 580 MW.

         SCE&G's transmission system is part of the interconnected grid extending over a large part of the southern and eastern portions of the nation. SCE&G, Virginia Power Company, Duke Power Company, Carolina Power & Light Company, Yadkin, Incorporated and South Carolina Public Service Authority (Santee Cooper) are members of the Virginia-Carolinas Reliability Group, one of several geographic divisions within the Southeastern Electric Reliability Council. This Council provides for coordinated planning for reliability among bulk power systems in the Southeast. SCE&G is also interconnected with Georgia Power Company, Savannah Electric & Power Company, Oglethorpe Power Corporation and the Southeastern Power Administration's Clark Hill Project.

         On February 9, 2000 the FERC issued FERC Order 2000. The Order requires utilities which operate electric transmission systems to submit plans for the possible formation of an RTO. On October 16, 2000 the Company and two other southeastern electric utilities filed a joint request with FERC to establish GridSouth Transco, LLC (GridSouth). When operational, GridSouth will function as an independent transmission company. Initially, the three utilities will continue to own their respective transmission networks, while GridSouth will provide planning and operational oversight of the electric transmission grid. FERC gave provisional approval to GridSouth in March 2001. GridSouth is expected to be operational by December 2001.

Fuel Costs

         The following table sets forth the average cost of nuclear fuel and coal and the weighted average cost of all fuels (including oil and natural gas) used by the Company for the years 1998-2000.

                                      2000          1999        1998
                                      ----          ----        ----
Nuclear:

   Per million BTU                     $.46         $.46          $.46
Coal:
SCE&G
   Per ton                           $37.10       $39.37        $38.19

   Per million BTU                      1.48        1.57          1.50
GENCO
   Per ton                           $38.98       $41.46        $41.67

   Per million BTU                      1.51        1.61          1.63
Weighted Average Cost of All Fuels:
   Per million BTU                    $1.31        $1.32         $1.26

Fuel Supply

         The following table shows the sources and approximate percentages of the Company's total KWH generation by each category of fuel for the years 1998-2000 and the estimates for 2001 and 2002.

                                         Percent of Total KWH Generated
                  -------------------------------------------------------------
                        Estimated                        Actual
                  ----------------------   ------------------------------------
                    2002        2001         2000       1999       1998
                    ----        ----         ----       ----       ----

Coal                 67%        73%           77%        73%        69%
Nuclear              20         20            18         22         25
Hydro                 6          5             4          4          5
Natural Gas & Oil     7          2             1          1          1
                  ========== ============= ====================================
                    100%       100%          100%       100%       100%
                  ========== ============= ====================================

         Coal is used at all five of SCE&G's fossil fuel-fired plants and GENCO's Williams Station. Unit train deliveries are used at all of these plants. On December 31, 2000 SCE&G had approximately a 37-day supply of coal in inventory and GENCO had approximately a 43-day supply.

         Coal is obtained through contracts and purchases on the spot market. Spot market purchases are expected to continue for coal requirements in excess of those provided by SCANA's existing contracts.

         Contract coal is purchased from ten suppliers located in eastern Kentucky, Tennessee, southwest Virginia and West Virginia. Contract commitments, which expire at various times from 2001 through 2009, approximate 6.1 million tons annually, which is 88 percent of total expected coal purchases for 2001. Sulfur restrictions on the contract coal range from 0.75 percent to 1.5 percent.

         SCE&G is building two combined-cycle turbines that will burn natural gas to produce 300 megawatts of new electric generation and use exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station. The turbine project is schedule to be completed by June 2002.

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

         SCE&G has adequate supplies of uranium or enriched uranium product under contract to manufacture nuclear fuel for Summer Station through 2005. The following table summarizes all contract commitments for the stages of nuclear fuel assemblies:

                                                         Remaining   Expiration
Commitment           Contractor                          Regions(1)    Date

Enrichment     United States Enrichment Corporation (2)     16-18      2005
Fabrication    Westinghouse Electric Corporation            16-21      2009

(1) A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region 15 was loaded in 2001. Region 16 will be loaded in 2002.

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

         On October 7, 2000 Summer Station was removed from service for a planned maintenance and refueling outage. See preceding discussion of this matter on page 8.

Decommissioning

         For information  regarding the  decommissioning of Summer Station,  see
Note 1H, Nuclear Decommissioning, of the Notes to Consolidated Financial Statements appearing in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for SCANA and SCE&G.

GAS OPERATIONS

Gas Sales - Regulated

         In 2000 the Company's residential sales accounted for 38% of gas sales revenues; commercial sales 22%; industrial sales 28%; sales for resale 8%; and other 4%. During the same period, SCE&G's residential sales accounted for 41% of gas sales revenues; commercial sales 32%; and industrial sales 27%. Also during the same period, PSNC's residential sales accounted for 64% of gas sales revenues; commercial sales 27%; and industrial sales 9%. Dekatherm sales by classification, excluding volumes associated with the cumulative effect of accounting change, for the years ended December 31, 2000 and 1999 are presented below:


                                                           Sales
                                                     Dekatherms (000)
----------------------------------------------------------------------------------------------------------------------------
                                    The Company                           SCE&G                           PSNC
                                                      %                                %                             %
CLASSIFICATION            2000          1999*       Change      2000       1999      Change    2000       1999     Change
----------------------- ---------- ------------- ------------ ---------- --------- ---------- -------- --------- -----------

Residential               35,365      11,823        199.1%     12,235     11,823      3.5%     23,130    19,976     15.8%
Commercial                25,039      11,790        112.4%     12,076     11,699      3.2%     12,850    11,609     10.7%

Industrial                61,662      61,748         (0.1%)    17,129     17,958     (4.6%)     5,307     6,349    (16.4%)

Sales for Resale          16,931      15,947          6.2%          -         -         -           -        -         -
Transportation gas        31,634       2,252      1,304.7%      2,085      1,975      5.6%     29,372    28,750      2.2%
                        --------   ----------                 -- -----   -------               ------    ------
       Total            170,631     103,560          64.8%     43,525     43,455      0.2%     70,659    66,684      6.0%
======================= ========== ============= ============ ========== ========= ========== ======== ========= ===========
*SCANA acquired PSNC effective January 1, 2000 for accounting purposes.  Therefore, the Company's 1999 sales do not include PSNC.

         The Company's and SCE&G's gas sales volume increased for 2000 primarily as a result of customer growth. The Company obtained 354,763 customers when it acquired PSNC. In addition, during 2000 the Company recorded a net increase of 21,798 customers, increasing its total customers to 637,017. SCE&G recorded a net increase of 6,103 gas customers, increasing its total customers to 266,348. PSNC recorded a net increase of 15,148 customers, increasing its total customers to 370,181.

         The demand for gas is affected by the weather, the price relationship between gas and alternate fuels and other factors.

         Pipeline Corporation, operating wholly within the State of South Carolina, provides natural gas utility and transportation services for its customers, and supplies natural gas to SCE&G and other wholesale purchasers. Pipeline Corporation is developing plans for an interstate natural gas pipeline to ensure adequate supplies to growing gas markets. The anticipated interstate pipeline will require Pipeline Corporation to file an application for approval with FERC and other federal and state agencies. Energy Marketing acquires and sells natural gas in regulated and deregulated markets. Energy Marketing has not supplied natural gas to any affiliate for use in providing regulated gas utility services.

Gas Cost and Supply

         Pipeline Corporation purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a gas inventory charge. The gas is brought to South Carolina through transportation agreements with Southern Natural (expiring in 2005 and 2006) and Transco (expiring in 2008 and 2017). The daily volume of gas that Pipeline Corporation is entitled to transport under these contracts on a firm basis is 188 MMCF from Southern Natural and 105 MMCF from Transco. Additional natural gas volumes are brought to Pipeline Corporation's system as capacity is available for interruptible transportation. SCE&G, under contract with Pipeline Corporation, is entitled to receive a daily contract demand of 266,495 dekatherms. The contract allows SCE&G to receive amounts in excess of this demand based on availability.

         During 2000 Pipeline Corporation's average cost per MCF of natural gas purchased for resale, including firm service demand charges, was $4.42 compared to $2.99 during 1999. SCE&G's average cost per MCF was $5.35 and $3.73 during 2000 and 1999, respectively.

         Pipeline Corporation has engaged in hedging activities on the New York Mercantile Exchange (NYMEX) of its gas supply pursuant to a limited program authorized and monitored by the PSC. Any gains or losses associated with that hedging activity are accounted for in Pipeline Corporation's purchased gas adjustment clause and, therefore, have no impact on net income.

         To meet the requirements of its high priority natural gas customers during periods of maximum demand, Pipeline Corporation supplements its supplies of natural gas from two LNG plants. The LNG plants are capable of storing the liquefied equivalent of 1,880 MMCF of natural gas. Approximately 1,192 MMCF of gas were in storage at December 31, 2000. On peak days the LNG plants can regasify up to 150 MMCF per day. Additionally, Pipeline Corporation had contracted for 6,447 MMCF of natural gas storage space. Approximately 3,713 MMCF of gas were in storage on December 31, 2000.

        PSNC Energy purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a reservation charge. The gas is brought to North Carolina through transportation agreements with Transco and Dominion Gas Transmission with expiration dates ranging through 2016. The daily volume of gas that PSNC Energy is entitled to transport under these contracts on a firm basis is 259,894 dekatherms from Transco and 30,331 dekatherms from Dominion Gas Transmission. PSNC Energy has submitted non-binding nominations for firm transportation service on three proposed pipeline projects to meet incremental capacity requirements beginning in 2003.

        During 2000 PSNC Energy's average cost per dekatherm of natural gas purchased for resale, including firm service demand charges, was $5.63 compared to $3.71 during 1999.

        To meet the requirements of its high priority natural gas customers during periods of maximum demand, PSNC Energy supplements its supplies of natural gas with underground natural gas storage services and liquefied natural gas (LNG) peaking services. Underground natural gas storage service agreements with Dominion Gas Transmission, Columbia Gas Transmission and Transco provide for storage capacity of approximately 8,657 MMCF. In addition, PSNC Energy's own LNG facility is capable of storing the liquefied equivalent of 1,000 MMCF of natural gas with daily regasification capability of 106 MMCF. Approximately 835 MMCF were in storage at December 31, 2000. LNG storage service agreements with Transco, Cove Point LNG and Pine Needle LNG provide for approximately 1,266 MMCF of storage space. At December 31, 2000 approximately 869 MMCF were stored in these three facilities.

         The Company believes that supplies under long-term contract and supplies available for spot market purchase are adequate to meet existing customer demands and to accommodate growth.

Curtailment Plans

         The PSC has established allocation priorities applicable to the firm and interruptible capacities of Pipeline Corporation. The curtailment plan priorities of Pipeline Corporation apply to the resale distribution customers of Pipeline Corporation, including SCE&G.

Gas Marketing - Nonregulated

         Energy Marketing markets natural gas and provides energy-related risk management services to producers and consumers. Energy Marketing is also a power marketer, which allows it to buy and sell large blocks of electric capacity in wholesale markets. In addition, SCANA Energy, a division of Energy Marketing, markets natural gas to approximately 432,000 customers in Georgia's deregulated natural gas market.

         Although Energy Marketing's activities are primarily focused in the southeast, Energy Marketing has maintained smaller scale operations in the Midwest and in California. While Energy Marketing has from time to time been a customer of the California utilities (PG&E, SoCalEdison and SDG&E), it has not been a supplier to such companies and does not have material direct or indirect credit risk related to them.

         The Company's Board of Directors has established a Risk Management Committee which is responsible for developing corporate policies and overseeing the management of risk within tolerance parameters approved by the Board.

REGULATION

General

         SCANA became a registered public utility holding company under PUHCA on February 10, 2000, concurrent with completion of its acquisition of PSNC. SCANA and its subsidiaries are subject to the jurisdiction of the SEC as to financings, acquisitions and diversifications, affiliate transactions and other matters.

         SCE&G is subject to the jurisdiction of the PSC as to retail electric, gas and transit rates, service, accounting, issuance of securities (other than short-term promissory notes) and other matters.

         Pipeline Corporation is subject to the jurisdiction of the PSC as to gas rates, service, accounting and other matters.

         PSNC is subject to the jurisdiction of the NCUC as to gas rates, issuance of securities (other than notes with a maturity of two years or less or renewals of notes over a six-year or shorter period), service, accounting and other matters.

Federal Energy Regulatory Commission

         SCE&G and GENCO are subject to regulation under the Federal Power Act, administered by FERC and DOE, in the transmission of electric energy in interstate commerce and in the sale of electric energy at wholesale for resale, as well as with respect to licensed hydroelectric projects and certain other matters, including accounting and the issuance of short-term promissory notes. (See Capital Requirements and Financing Program.)

         SCE&G holds licenses under the Federal Water Power Act or the Federal Power Act with respect to all of its hydroelectric projects. The expiration dates of the licenses covering the projects are as follows:

                     License                                     License
Project              Expiration    Project                     Expiration

Neal Shoals             2036       Saluda                         2007
Stevens Creek           2025       Parr Shoals                    2020
Columbia                2000       Fairfield Pumped Storage       2020

         SCE&G filed an application for a new license for Columbia on June 30, 1998. The application was officially accepted for filing by FERC notice dated December 23, 1999, and is currently in environmental review. The current license for Columbia expired on June 30, 2000; subsequent to that date, FERC issued a temporary operating license to allow SCE&G to continue to operate the project until a new license is issued.

         At the termination of a license under the Federal Power Act, the United States government may take over the project covered thereby, or FERC may extend the license or issue a license to another applicant. If the Federal government takes over a project or FERC issues a license to another applicant, the original licensee is entitled to be paid its net investment in the project, not to exceed fair value, plus severance damages.

         For a discussion of SCE&G's agreement with FERC related to reinforcing the Lake Murray Dam (related to the Saluda hydroelectric project), see previous discussion under Capital Requirements and see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

Nuclear Regulatory Commission

         SCE&G is subject to regulation by the NRC with respect to the ownership, operation and decommissioning of Summer Station. The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. In addition, the Federal Emergency Management Agency is responsible for the review, in conjunction with the NRC, of certain aspects of emergency planning relating to the operation of nuclear plants.

National Energy Policy Act of 1992 and FERC Orders No. 636,  888 and 2000

         The Company's regulated business operations were impacted by the NEPA and FERC Orders No. 636, 888 and 2000. NEPA was designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. Order No. 636 was intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. Orders No. 888 and 2000 require utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide to themselves and to submit plans for the possible formation of an RTO. The Company believes it will continue to be able to meet successfully the challenges of these altered business climates and does not anticipate there will be any material adverse impact from these Orders on the Company's results of operations, cash flows, financial position or business prospects.

RATE MATTERS

         For a discussion of the impact of various rate matters, see Regulatory Matters in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G, and the Notes to Consolidated Financial Statements appearing in
Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for SCANA (Note 4), SCE&G (Note 3) and PSNC (Note 5).

General

         SCE&G and PSNC's gas rate schedules for their residential and small commercial customers include a WNA. SCE&G's and PSNC's WNA were approved by the PSC and NCUC, respectively, and are in effect for bills rendered during the period from November 1 through April 30 of each year. In each case the WNA increases tariff rates if weather is warmer than normal and decreases rates if weather is colder than normal. The WNA does not change the seasonality of gas revenues; however, it does reduce fluctuations caused by abnormal weather.

Fuel Cost Recovery Procedures

     The PSC has established a fuel cost recovery procedure which determines the fuel component in SCE&G's retail electric base rates annually based on projected fuel costs for the ensuing 12-month period, adjusted for any overcollection or undercollection from the preceding 12-month period. SCE&G has the right to request a formal proceeding at any time should circumstances dictate such a review. In the April 2000 annual review of the fuel cost component of electric rates, the PSC decreased the fuel cost component of the electric rate to 13.30 mills per KWH. For the April 2001 annual review, SCE&G has filed for an increase in the fuel cost component of electric rates to 15.79 mills per KWH.

         SCE&G's gas rate schedules and contracts include mechanisms that allow it to recover from its customers changes in the actual cost of gas. SCE&G's firm gas rates allow for the recovery of a fixed cost of gas, based on projections, as established by the PSC in annual gas cost and gas purchase practice hearings. Any differences between actual and projected gas costs are deferred and included when projecting gas costs during the next annual gas cost recovery hearing. In July 2000 the PSC approved SCE&G's request for an out-of-period adjustment to increase the cost of gas component from 54.334 cents per therm to 68.835 cents per therm, effective with the first billing cycle in August 2000. In the October 2000 review the PSC increased the base cost of gas to 78.151 cents per therm. In December 2000 the PSC approved SCE&G's request for an out-of-period adjustment to increase the cost of gas component to 99.340 cents per therm, effective with the first billing cycle in January 2001. In March 2001 the PSC approved SCE&G's request to decrease the cost of gas component to 79.340 cents per therm, effective with the first billing cycle in March 2001.

         PSNC also operates under two rate provisions in addition to WNA that serve to reduce fluctuations in PSNC's earnings. First, its Rider D rate mechanism allows PSNC to recover, in any manner authorized by the NCUC, margin losses on negotiated gas sales. The Rider D rate mechanism also allows PSNC to recover from customers all prudently incurred gas costs, including changes in natural gas prices. Second, PSNC operates with full margin transportation rates. These rates allow PSNC to earn the same margin on gas delivered to customers regardless of whether the gas is sold, or only transported, by PSNC to the customer.

         PSNC's rates are established using a base cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas and changes in the rates charged by PSNC's pipeline transporters. PSNC may file revised tariffs with the NCUC coincident with these changes or it may track the changes in its deferred accounts for subsequent rate consideration. The NCUC reviews PSNC's gas purchasing practices annually.

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

Capital Expenditures

         In the years 1998 through 2000, the Company's capital expenditures for environmental control amounted to approximately $98.4 million (including approximately $88.1 million for SCE&G). This was in addition to expenditures included in "Other operation and maintenance" expenses, which were approximately $19.6 million, $18.2 million, and $18.8 million during 2000, 1999 and 1998, respectively (including approximately $16.6 million, $15.0 million and $16.2 million for SCE&G during 2000, 1999 and 1998, respectively). It is not possible to estimate all future costs for environmental purposes, but forecasts for capitalized environmental expenditures for the Company are $23.3 million for 2001 and $192.8 million for the four-year period 2002 through 2005 (including $22.8 million for 2001 and $129.4 million for the four-year period 2002 through 2005 for SCE&G). These expenditures are included in the Company's and SCE&G's construction program.

         In October 1998 the EPA issued a final rule requiring 22 states, including South Carolina, to modify their state implementation plans (SIP) to address the issue of NOx pollution. On May 25, 1999 a federal appeals court delayed indefinitely the implementation of the rule. On March 3, 2000 the court affirmed the EPA's NOx rule for the affected states. South Carolina was subsequently ordered to amend its SIP to achieve significant NOx reductions. South Carolina failed to submit a revised SIP as required under the CAA, and the EPA has issued official notice to South Carolina (and a number of other states) to comply. While not final, South Carolina has proposed NOx reductions that would require the Company to install pollution control equipment. Because DHEC had not amended its SIP as of December 31, 2000 to set out or allocate any NOx reductions, it is not possible to estimate what, if any, capital expenditures will be required to comply with any potential mandated reductions.

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

OTHER MATTERS

         With regard to SCE&G's insurance coverage for Summer Station, reference is made to the Notes to Consolidated Financial Statements (Note 13B for the Company and Note 12B for SCE&G), which are incorporated herein by reference.

         For a description of the Company's investments in various telecommunications companies, see Other in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA.

ITEM 2. PROPERTIES

         SCANA owns no significant property other than the capital stock of each of its subsidiaries. It holds, directly or indirectly, all of the capital stock of each of its subsidiaries except for the preferred stock of SCE&G, the preferred securities of SCE&G Trust I and 30 percent of an indirect subsidiary. It also has investments in two LLCs: one operates a cogeneration facility in Charleston, South Carolina and the other operates a lime production facility in Charleston, South Carolina.

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

ELECTRIC

     Information on electric generating facilities, all of which are owned by SCE&G except as noted, is as follows:

                                                                  Net Generating
                   Present                            Year          Capacity
    Facility    Fuel Capability  Location          In-Service   (Summer Rating)
                                                                           (KW)

    Steam
    -----
    Urquhar(1)      Coal/Gas   Beech Island, SC       1953        250,000
    McMeekin        Coal/Gas   Irmo, SC               1958        252,000
    Canadys         Coal/Gas   Canadys, SC            1962        420,000
    Wateree         Coal       Eastover, SC           1970        700,000
    Williams(2)     Coal       Goose Creek, SC        1973        615,000
    Summer(3)       Nuclear    Parr, SC               1984        635,000
    D-Area(4)       Coal       DOE Savannah River
                                Site, SC              1995         38,000
    Cope            Coal       Cope, SC               1996        417,000
    Cogen South       *        Charleston, SC         1999         65,000
    Gas Turbines
    ------------
    Burton          Gas/Oil    Burton, SC             1961         28,500
    Faber Place     Gas        Charleston, SC         1961          9,500
    Hardeeville     Oil        Hardeeville, SC        1968         14,000
    Urquhart        Gas/Oil    Beech Island, SC       1969         38,000
    Coit            Gas/Oil    Columbia, SC           1969         30,000
    Parr            Gas/Oil    Parr, SC               1970         60,000
    Williams        Gas/Oil    Goose Creek, SC        1972         49,000
    Hagood          Gas/Oil    Charleston, SC         1991         95,000
    Urquhart #4     Gas/Oil    Beech Island, SC       1999         48,000
    Hydro
    -----
    Neal Shoals                Carlisle, SC           1905          5,000
    Parr Shoals                Parr, SC               1914         14,000
    Stevens Creek              Martinez, GA           1914          9,000
    Columbia                   Columbia, SC           1927         10,000
    Saluda                     Irmo, SC               1930        206,000
    Pumped Storage
    --------------
    Fairfield                  Parr, SC               1978        536,000
                                                               ----------
                                                                4,544,000

(1) On September 21, 1999 SCE&G announced a $256 million gas turbine generator project in Aiken County, South Carolina. Two combined-cycle turbines will burn natural gas to produce 300 megawatts of new electric generation and use exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station. The turbine project is scheduled to be completed by June 2002.
(2) The steam unit at Williams Station is owned by GENCO. (3) Represents SCE&G's two-thirds portion of the Summer Station. (4) This plant is leased from the DOE and is dedicated to DOE's Savannah
         River Site steam needs. "Net Generating Capability" for this plant is expected average hourly output. The lease expires on October 1, 2005.

* SCE&G receives shaft horse power from Cogen South, LLC to operate SCE&G's generator. Cogen South, LLC is owned 50 percent by SCANA and 50 percent by Westvaco.

         SCE&G owns 450 substations having an aggregate transformer capacity of 22,673,443 KVA. The transmission system consists of 3,166 miles of lines and the distribution system consists of 16,778 pole miles of overhead lines and 3,836 trench miles of underground lines.

GAS

Natural Gas

         SCE&G's  gas  system   consists  of   approximately   12,596  miles  of
distribution mains and related service facilities.

         SCE&G also has propane air peak shaving facilities which can supplement the supply of natural gas by gasifying propane to yield the equivalent of 73 MMCF per day. These facilities can store the equivalent of 392 MMCF of natural gas.

         Pipeline Corporation's gas system consists of approximately 1,947 miles of transmission pipeline of up to 24 inches in diameter which connect its resale customers' distribution systems with transmission systems of Southern Natural and Transco.

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

         PSNC's gas system consists of approximately 785 miles of transmission pipeline of up to 24 inches in diameter that connect its distribution systems with Transco. PSNC's distribution system consists of approximately 7,049 miles of distribution mains and related service facilities. PSNC also owns, through a wholly owned subsidiary, 33.21 percent of Cardinal Pipeline Company, LLC, which owns a 105-mile transmission pipeline. In addition, PSNC owns, through a wholly owned subsidiary, 17 percent of Pine Needle LNG Company, LLC. Pine Needle owns and operates a liquefaction, storage and regasification facility.

TRANSIT

         SCE&G owns 40 motor coaches used in the operation of the Columbia transit system. The Columbia system is comprised of 17 routes covering 177 miles. SCE&G intends to dispose of its investment in the Columbia transit system as soon as practicable. Management is uncertain as to what the costs associated with the disposition of the transit system will be.

ITEM 3.  LEGAL PROCEEDINGS

         For information regarding legal proceedings, see Item 1, BUSINESS RATE MATTERS (the Company, SCE&G and PSNC), Environmental Matters in the Liquidity and Capital Resources section of Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (the Company and SCE&G), and Notes to Consolidated Financial Statements appearing in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Note 13C and 13E for the Company, Note 12C and 12E for SCE&G and Note 12 for PSNC).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable



     CORPORATE STRUCTURE

                                SCANA CORPORATION
A holding company, owning the direct, wholly owned subsidiaries listed below

  SOUTH CAROLINA ELECTRIC & GAS COMPANY         SCANA COMMUNICATIONS, INC.
  -------------------------                    --------------------------
  Generates   and   sells    electricity    and   gas   Provides   fiber   optic
  telecommunications to wholesale and retail customers, in South Carolina, tower construction,  purchases,  sells and transports management and rental services for natural  gas at retail and  provides  wireless  providers  and,  through a public tansit service in Columbia. subsidiary, invests in telecommunications companies.

                          SCANA ENERGY MARKETING, INC.
  SOUTH CAROLINA GENERATING                     Markets electricity, natural gas and
  COMPANY, INC.                                 other light hydrocarbons primarily in
  Owns and operates Williams Station and        the southeast.  Provides energy-related risk
  sells electricity to SCE&G.                   management services to producers and customers.
  Through its SCANA Energy division, markets
  SOUTH CAROLINA FUEL                           natural gas in Georgia's deregulated retail natural
  COMPANY, INC.                                 gas market.
  Acquires, owns and provides financing
  for SCE&G's nuclear fuel, fossil fuel         SERVICECARE, INC.
  and sulfur dioxide emission allowances.       Provides energy-related products and
                      service contracts on home appliances.
  SOUTH CAROLINA PIPELINE
  CORPORATION                                   PRIMESOUTH, INC.
  Purchases, sells and transports natural       Engages in power plant management and
  gas to wholesale and direct industrial        maintenance services.
  customers.  Owns and operates two LNG
  plants for the liquefaction, storage and      SCANA RESOURCES, INC.
  regasification of natural gas.                Conducts energy-related businesses and provides
                                                energy-related services.
  PUBLIC SERVICE COMPANY OF
  NORTH  CAROLINA,  INCORPORATED  SCANA  SERVICES,  INC.  Purchases,  sells  and transports natural gas Provides administrative, management and other to retail customers,  markets  natural gas,  services to the  subsidiaries  and business units  refuels  natural gas vehicles and within  SCANA  Corporation.  converts gasoline-fueled vehicles to natural gas.









     Each of the above listed companies is organized and incorporated under the laws of the State of South Carolina. SCANA also owns four additional companies that are in liquidation.

                     EXECUTIVE OFFICERS OF SCANA CORPORATION

  The executive officers are elected at the annual organizational meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organizational meeting, unless a resignation is submitted, or unless the Board of Directors shall otherwise determine.


                                  Positions Held During
    Name                 Age      Past Five Years                                                   Dates

    W. B. Timmerman       54      Chairman of the Board and Chief Executive Officer                 1997-present
                                  Chief Operating Officer                                           1996-1997
                                  President                                                         *-present
                                  President, SCI                                                    1996-1997
                                  Chief Financial Officer and Controller                            *-1996

    H. T. Arthur          55      Senior Vice President and General Counsel                         1998-present
                                  Vice President and General Counsel                                1996-1998
                                  Vice President and General Counsel, Pipeline Corporation          *-1996

    G. J. Bullwinkel      52      Senior Vice President, Governmental Affairs and
                                    Economic Development                                            1999-present
                                  President, SCI                                                    1997-present
                                  Senior Vice President - Retail Electric, SCE&G                    *-1999

    A. H. Gibbes          54      President and Chief Operating Officer, Pipeline Corporation       1996-present
                                  Senior Vice President and General Counsel                         *-1996
                                  President and Treasurer, SCANA Development Corp.                  *-present

    D. C. Harris          48      Senior Vice President of Human Resources - SCANA                  2000-present
                                  Vice President Human Resources, Austin Quality Foods,
                                    Inc., Cary, NC                                                  *-2000

    N. O. Lorick          50      President and  Chief Operating Officer, SCE&G                     2000-present
                                  Vice President of Fossil and Hydro Operations                     *-2000

    K. B. Marsh           45      Senior Vice President - Finance and  Chief Financial Officer      2000-present
                                  Senior Vice President - Finance, Chief Financial Officer
                                    and Controller                                                  1998-2000
                                  Vice President - Finance, Chief Financial Officer and Controller  1996-1998
                                  Vice President - Finance, Treasurer and Secretary                 *-1996

    A. M. Milligan        41      Senior Vice President - Marketing                                 1998-present
                                  Director of Consumer Credit Marketing,
                                    Barnett Bank, N. A., FL                                         1996-1998
                                  Senior Vice President - Marketing, Barnett Card Services, FL      *-1996

    C. E. Zeigler, Jr.    54      President and Chief Operating Officer of PSNC                     2000-present
                                  Chairman, President and Chief Executive Officer                   *-2000
                                    of PSNC (prior to acquisition)

    S. A. Byrne           40      Vice President Nuclear Operations                                 2000-present
                                  General Manager Nuclear Plant Operations                          *-2000

    M. R. Cannon          50      Controller, SCANA and all subsidiaries (excluding SEMI)           2000-present
                                  Treasurer, SCANA and SCE&G                                        *-2000


    * Indicates position held at least since March 1, 1996.


                                     PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

   COMMON STOCK INFORMATION - SCANA Corporation
-------------------- ---------------------------------------------------- ----------------------------------------------------
                                              2000                                                 1999
-------------------- ----------- ------------- -------------- ----------- ------------ ------------ ------------- ------------
                        4th                                      1st
                        Qtr.        3rd Qtr.      2nd Qtr.       Qtr.        4th Qtr.     3rd Qtr.     2nd Qtr.      1st Qtr.
-------------------- ----------- ------------- -------------- ----------- ------------ ------------ ------------- ------------

   Price Range: (a)
       High               31.13      30.94          26.88        29.00       28.31        25.69          26.94        32.56
       Low                25.75      24.38          22.81        22.00       23.63        22.81          21.13        21.56
-------------------- ----------- ------------- -------------- ----------- ------------ ------------ ------------- ------------
   (a)  As reported on the New York Stock Exchange Composite Listing.



------------------------------ -------------------- ------------------- ------------ -------------------- -----------------
      Dividends Per Share               2000                                                  1999
------------------------------ -------------------- -------------------              -------------------- -----------------
                                                                        ------------
                      Amount       Date Declared          Date Paid         Amount       Date Declared         Date Paid
                      ------       -------------          ---------         ------       -------------         ---------
   First Quarter       .2875     February 22, 2000     April 1, 2000        .3850       March 9, 1999       April 1, 1999
   Second Quarter      .2875       April 27, 2000       July 1, 2000        .3850       June 9, 1999        July 1, 1999
   Third Quarter       .2875      August 16, 2000      October 1, 2000      .2750      September 10,1999    October 1, 1999
   Fourth Quarter      .2875      October 17, 2000     January 1, 2001      .2750      December 10,1999       January 1,2000
------------------ ----------- -------------------- ------------------- ------------ -------------------- -----------------

   The principal market for SCANA common stock is the New York Stock Exchange. The ticker symbol used is SCG. The corporate name SCANA is used in newspaper stock listings. The total number of shares of SCANA common stock outstanding at February 28, 2001 was 104,729,131. The number of common stockholders of record at February 28, 2001 was 43,245.

   All of SCE&G and PSNC's common stock is owned by SCANA and has no market. During 2000 and 1999 SCE&G paid $130.8 million and $122.4 million, respectively, in cash dividends to SCANA. During 2000, PSNC paid $19.0 million in cash dividends to SCANA.

   SECURITIES RATINGS (As of February 28, 2001)

         SCANA                                            SCE&G                                          PSNC
---------------------- ---------------------------- ---------------------------------------------- -- ----------------------
                                           First and

             Medium-         First         Refunding                   Trust
   Rating      Term         Mortgage       Mortgage      Preferred    Preferred    Commercial        Senior       Commercial

   Agency     Notes          Bonds           Bonds        Stock       Securities      Paper        Unsecured        Paper
   ------     -----          -----           -----        -----       ----------      -----        ---------        -----


   Fitch
   IBCA,

   Duff
   &
   Phelps       A-              A+              A+          A            A             F-1            n/a            n/a

   Moody's      A3              A1              A1          a2           a2            P-1             A2            P-1

   Standar
   &            A-
   Poors  d                    A               A            BBB+         BBB+          A-1             A             A-1
--------- ------------ ---------------- ------------- ------------ ------------ --------------- -------------- -------------

   Further reference is made to the Notes to Consolidated Financial Statements appearing in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for SCANA (Note 6), SCE&G (Note 5) and PSNC (Note 7).

       The Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 2000 approximately $32.7 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock of SCE&G.


ITEM 6.  SELECTED FINANCIAL DATA
                                                                                  SCANA
------------------------------------------------------ ---------- ----------- ------------ ---------- ---------- ---

For the Years Ended December 31,                         2000(1)        1999     1998           1997    1996
------------------------------------------------------ ---------- ----------- ------------ ---------- ---------- ---

Statement of Income Data
  Operating Revenues                                      $3,433      $2,078       $2,106     $1,725     $1,510
  Operating Income                                           554         353          470        425        442
  Other Income (Loss)                                         44          90           19         41         20
  Income Before Cumulative Effect of Accounting
Change                                                       221         179          223        221        215
  Net Income                                                 250         179          223        221        215

Balance Sheet Data
  Utility Plant, Net                                      $4,949      $3,851       $3,787     $3,648     $3,529
  Total Assets                                             7,420       6,011        5,281      4,932      4,759

  Capitalization:
      Common equity                                        2,032       2,099        1,746      1,788      1,684
      Preferred Stock (Not subject to purchase or
sinking funds)                                               106         106          106        106         26
      Preferred Stock (Subject to purchase or
sinking funds)                                                10          11           11         12         43
      SCE&G  - Obligated Mandatorily Redeemable
Preferred
        Securities of SCE&G's Subsidiary, SCE&G
Trust I,
        Holding Solely $50 million Principal Amount
of  7.55%
        Junior Subordinated Debentures of  SCE&G,
due 2027                                                      50          50           50         50      -
      Long-term Debt, net                                  2,850       1,563        1,623      1,566      1,581
------------------------------------------------------ ---------- ----------- ------------ ---------- ----------
====================================================== ========== =========== ============ ==========            ---
 Total Capitalization                                     $5,048      $3,829       $3,536     $3,522     $3,334
====================================================== ========== =========== ============ ========== ========== ---
Common Stock Data
  Weighted Average Number of Common Shares
     Outstanding (Millions)                                104.5       103.6        105.3      107.1      105.1
   Basic and Diluted Earnings Per  Share                   $2.40       $1.73        $2.12      $2.06      $2.05
   Dividends Declared Per Share of Common Stock            $1.15       $1.32        $1.54      $1.51      $1.47
Other Statistics (2)
   Electric:
      Customers (Year-End)                               537,253     523,552      517,447    503,905    493,320
      Total sales (Million KWH)                           23,352      21,744       21,203     18,852     18,905
      Residential:
         Average annual use per customer (KWH)            14,596      14,011       14,481     13,214     14,149
         Average annual rate per KWH                      $.0787      $.0787       $.0801     $.0799     $.0785
      Generating capability - Net MW (Year-End)            4,544       4,483        4,387      4,350      4,316
      Territorial peak demand - Net MW                     4,211       4,158        3,935      3,734      3,698
   Regulated Gas:
      Customers (Year-End)                               637,017     260,456      257,051    252,797    248,787
      Sales, excluding transportation (Thousand
Therms)                                                1,389,975   1,013,083    1,002,952    945,289    893,170
      Residential:
         Average annual use per customer (Therms)            644         507          521        531        639
         Average annual rate per therm                     $1.08        $.86         $.86       $.86       $.74
   Nonregulated Gas:
      Retail customers (Year-End)                        431,814     430,950       78,091        n/a        n/a
      Firm customer deliveries (Thousand Therms)         431,115     229,660        4,692        n/a        n/a
      Interruptible customer deliveries (Thousand
Therms)                                                  306,099     188,828    2,167,931        n/a        n/a







                                                                               SCE&G
------------------------------------------------------ ---------- ---------- ---------- ---------- ----------
For the Years Ended December 31,                           2000       1999       1998       1997       1996
------------------------------------------------------ ---------- ---------- ---------- ---------- ----------

Statement of Income Data
  Operating Revenues                                      $1,669     $1,465     $1,450     $1,337     $1,341
  Operating Income                                           457        393        448        387        404
  Other Income (Loss)                                         16         12          9          5        (6)
  Income Before Cumulative Effect of Accounting
Change                                                       231        189        227        195        190
  Net Income                                                 253        189        227        195        190

Balance Sheet Data
  Utility Plant, Net                                      $3,615     $3,501     $3,432     $3,310     $3,197
  Total Assets                                             4,664      4,404      4,246      4,054      3,959

  Capitalization:
      Common equity                                        1,657      1,558      1,499      1,447      1,413
      Preferred Stock (Not subject to purchase or
sinking funds)                                               106        106        106        106         26
      Preferred Stock (Subject to purchase or
sinking funds)                                                10         11         11         12         43
      SCE&G  - Obligated Mandatorily Redeemable
Preferred
        Securities of SCE&G's Subsidiary, SCE&G
Trust I,
        Holding Solely $50 million Principal Amount
of  7.55%
        Junior Subordinated Debentures of  SCE&G,
due 2027                                                      50         50         50         50          -
      Long-term Debt, net                                  1,267      1,121      1,206      1,262      1,277
------------------------------------------------------ ---------- ---------- ---------- ---------- ----------
====================================================== ========== ========== ========== ========== ==========
 Total Capitalization                                     $3,090     $2,846     $2,872     $2,877     $2,759
====================================================== ========== ========== ========== ========== ==========
Common Stock Data
  Weighted Average Number of Common Shares
     Outstanding (Millions)                                  n/a        n/a        n/a        n/a        n/a
   Basic and Diluted Earnings Per  Share                     n/a        n/a        n/a        n/a        n/a
   Dividends Declared Per Share of Common Stock              n/a        n/a        n/a        n/a        n/a
Other Statistics (2)
   Electric:
      Customers (Year-End)                               537,286    523,581    517,472    503,930    493,346
      Total sales (Million KWH)                           23,353     21,746     21,204     18,853     18,907
      Residential:
         Average annual use per customer (KWH)            14,596     14,011     14,481     13,214     14,149
         Average annual rate per KWH                      $.0787     $.0787     $.0801     $.0799     $.0785
      Generating capability - Net MW (Year-End)            3,929      3,883      3,807      3,790      3,756
      Territorial peak demand - Net MW                     4,216      4,158      3,935      3,734      3,698
   Regulated Gas:
      Customers (Year-End)                               266,451    260,348    256,843    252,589    248,497
      Sales, excluding transportation (Thousand
Therms)                                                  414,405   414, 800    405,249    381,726    387,328
      Residential:

         Average annual use per customer (Therms)            563        507        521        531        639
         Average annual rate per therm                      $.95       $.86       $.86       $.86      $ .74
   Nonregulated Gas:
      Retail customers (Year-End)                            n/a        n/a        n/a        n/a        n/a
      Firm customer deliveries (Thousand Therms)             n/a        n/a        n/a        n/a        n/a
      Interruptible customer deliveries (Thousand
Therms)                                                      n/a        n/a        n/a        n/a        n/a



                                SCANA CORPORATION









Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................  26

Item 7A.      Quantitative Disclosures About Market Risk...................  41

Item 8.       Financial Statements and Supplementary Data..................  42

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

        Statements included in this discussion and analysis (or elsewhere in this annual report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy, especially in areas served by the Company's subsidiaries , (4) the impact of competition from other energy suppliers, (5) growth opportunities for the Company's regulated and diversified subsidiaries, (6) the results of financing efforts, (7) changes in the Company's accounting policies, (8) weather conditions, especially in areas served by the Company's subsidiaries , (9) performance of and marketability of the Company's investments in telecommunications companies, (10) inflation, (11) changes in environmental regulations and (12) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the SEC. The Company disclaims any obligation to update any forward-looking statements.

COMPETITION

Regulated Electric and Gas Markets

        Efforts to restructure electric markets at the state level have slowed considerably. Dwindling operating reserves and rolling blackouts in parts of California in January and February 2001 have been widely reported nationwide. These shortages of electricity have been attributed to flawed state restructuring legislation, unplanned generating plant shutdowns and other economic factors. In response, many states that had passed or considered legislation to restructure the electric industry have stopped such efforts or are proceeding more slowly.

        In South Carolina, electric restructuring efforts also have stalled. The developments unfolding in California, and several unrelated, contentious issues before the General Assembly have combined to make consideration of electric restructuring legislation unlikely in 2001. Legislation or regulatory action at the Federal level, particularly as a part of a larger energy policy initiative, may be considered in 2001. The Company is not able to predict whether any restructuring legislation or regulatory action will be enacted and, if it is, the conditions it will impose on utilities.

        The Company has taken several steps to prepare for restructuring, including aggressive participation in the newly deregulated natural gas market in Georgia (further discussed at Georgia Retail Gas Market below). In addition, SCANA's electric and gas utility, SCE&G, has undertaken a variety of initiatives aimed at preparing for a restructured electric market. These initiatives include obtaining accelerated recovery of electric regulatory assets, establishing open access transmission tariffs and selling bulk power to wholesale customers at market-based rates. Marketing of services to commercial and industrial customers has also increased significantly, and SCE&G has obtained long term power supply contracts with a significant portion of its industrial customers. The Company believes that these actions, as well as numerous others that have been and will be taken, demonstrate its ability and commitment to succeed in the evolving operating environment.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $244 million and $75 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $140 million and $57 million, respectively, on its balance sheet at December 31, 2000.

        The Company's generation assets are exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, the Company could be required to write down its investment in these assets. The Company cannot predict whether any write-downs will be necessary and, if they are, the extent to which they would adversely affect the Company's results of operations in the period in which they would be recorded. As of December 31, 2000 the Company's net investment in fossil/hydro and nuclear generation assets was $1,332.6 million and $587.2 million, respectively.

North Carolina Gas Market

         On February 10, 2000 SCANA completed its acquisition of Public Service Company of North Carolina, Inc. (PSNC) in a transaction valued at approximately $900 million, including the assumption of debt. The transaction has been accounted for as a purchase. PSNC is operated as a wholly-owned subsidiary of SCANA. As a result of the transaction, SCANA became a registered public utility holding company under PUHCA.

Georgia Retail Gas Market

         SCANA Energy, the retail gas division of Energy Marketing, has been aggressively marketing natural gas to residential and commercial customers in Georgia. SCANA Energy is Georgia's second largest gas marketer, with approximately 432,000 customers at December 31, 2000, or approximately a 30 percent market share. For purposes of comparison, SCANA Energy had approximately 431,000 customers at December 31, 1999 and 78,000 at December 31, 1998. In 2000 SCANA Energy successfully transitioned from start up to ongoing operations and for the year ended December 31, 2000 recognized net earnings of approximately $4.4 million. SCANA Energy's strategy includes the determination of methodologies to serve all customer classes profitably and developing programs that will enhance relationships with those customers and attract similar new customers. In addition SCANA Energy has successfully employed a gas supply hedging strategy and has maintained a price structure that is both competitive and profitable. The level of future revenues and expenditures is dependent on several factors, including SCANA Energy's ability to retain customers and market share, the weather, the margin achieved on gas sales and its ability to find industrial interruptible customers to purchase available capacity.

Proposed Interstate Pipeline

         Pipeline Corporation, a wholly owned subsidiary of the Company, is developing plans for an interstate natural gas pipeline to ensure adequate supplies to growing gas markets. The anticipated interstate pipeline will require Pipeline Corporation to file an application for approval with the FERC and other federal and state agencies.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements arise primarily from SCE&G's and PSNC's operational needs, the Company's construction program, the need to fund the activities or investments of SCANA's nonregulated subsidiaries and payment of dividends. The ability of SCANA's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. SCANA's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated subsidiaries continue their ongoing construction programs, it may be necessary to seek increases in rates. As a result the Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate and other regulatory relief, if requested.

                    The revised estimated primary cash requirements for 2001 and the actual primary cash requirements for 2000, excluding requirements for fuel liabilities and short-term borrowings, are as follows:

(Millions of Dollars)                               2001          2000
------------------------------------------------------------- --------------

Property additions and construction
   expenditures, net of allowance for
   funds used during construction                   $501          $332
Nuclear fuel expenditures                             26            29
Investments                                           25            20
Maturing obligations, redemptions and
  sinking and purchase fund requirements              14           284
------------------------------------------------------------- --------------
       Total                                        $566          $665
============================================================= ==============

       Approximately 39 percent of total cash requirements (after payment of dividends) was provided from internal sources in 2000 as compared to 16 percent in 1999.

       The Company anticipates that its 2001 cash requirements of $566 million will be met through internally generated funds (approximately 61 percent, after payment of dividends), and the incurrence of additional short-term and long-term indebtedness. Sales of additional equity securities may also occur. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future.

                      SCANA and PSNC each have in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. At December 31, 2000 SCANA had registered with the SEC and available for issuance $1 billion under this program, the proceeds of which may be used to refinance indebtedness incurred in connection with the acquisition of PSNC, to fund additional business activities in nonutility subsidiaries, to reduce short-term debt or for general corporate purposes. On February 14, 2001 PSNC registered $150 million of medium-term notes with the SEC.

                       SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for 12 consecutive months out of the 18 months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2000 the Bond Ratio was 6.43. The Old Mortgage allows the issuance of additional Class A Bonds to an additional principal amount equal to (i) 70 percent of unfunded net property additions (which unfunded net property additions totaled approximately $1,452 million at December 31, 2000), (ii) retirements of Class A Bonds (which retirement credits totaled $68.4 million at December 31, 2000), and (iii) cash on deposit with the Trustee.

       SCE&G is subject to a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $665 million were available for such purpose at December 31, 2000). New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 2000 the New Bond Ratio was 6.34.

       The following additional financing transactions have occurred since January 1, 2000:

o On February 8, 2000 the Company issued $400 million of two-year floating rate notes maturing February 8, 2002. The interest rate on the notes is reset quarterly based on three-month LIBOR plus 50 basis points. The proceeds from these privately sold notes were used to consummate SCANA's acquisition of PSNC. On February 10, 2000 SCANA borrowed $300 million for a three-year term under a credit agreement with several banks. The interest rate is reset every one, two, three or six months and is based on LIBOR plus 100 basis points. These funds also were used to consummate SCANA's acquisition of PSNC.

o On June 14, 2000 SCE&G issued $150 million of First Mortgage Bonds having an annual interest rate of 7.50 percent and maturing on June 15, 2005. The proceeds from the sale of these bonds were used to pay the maturity of SCE&G's $100 million First Mortgage Bonds due June 15, 2000, to reduce short-term debt and for general corporate purposes.

o On July 13, 2000 SCANA issued $300 million two-year floating rate notes maturing on July 15, 2002. The interest rate is reset quarterly based on three-month LIBOR plus 65 basis points. Proceeds from the debt were used to repay medium-term notes totaling $170 million, to reduce short-term debt and for general corporate purposes.

o On January 24, 2001 SCANA issued $202 million two-year floating rate notes maturing on January 24, 2003. The interest rate is reset quarterly based on three-month LIBOR plus 110 basis points. Proceeds from the debt were used to reduce short-term debt and for general corporate purposes.

o On January 24, 2001 SCE&G issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

o On February 16, 2001 PSNC issued $150 million of medium-term notes having an annual interest rate of 6.625 percent and maturing on February 15, 2011. These funds were used to reduce short-term debt and for general corporate purposes.

       The Company's electric and natural gas businesses are seasonal in nature, with the primary demand for electricity being experienced during summer and winter and the primary demand for natural gas being experienced during winter. As a result of the significant increase during the latter half of 2000 in the cost to the Company of natural gas and the colder than normal weather experienced in December, the Company experienced significant increases in its working capital requirements, contributing to the need for the financings by SCANA and PSNC in early 2001 described above.

       Without the consent of at least a majority of the total voting power of SCE&G's preferred stock, SCE&G may not issue or assume any unsecured indebtedness if, after such issue or assumption, the total principal amount of all such unsecured indebtedness would exceed ten percent of the aggregate principal amount of all of SCE&G's secured indebtedness and capital and surplus; however, no such consent is required to enter into agreements for payment of principal, interest and premium for securities issued for pollution control purposes.

        Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term debt. FERC has authorized SCE&G to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of 12 months or less, but not later than December 31, 2002. GENCO has not sought such authorization.

       At December 31, 2000 SCE&G had $250 million of unused authorized lines of credit which consist of a credit agreement for a maximum of $250 million to support the issuance of commercial paper SCE&G's commercial paper outstanding at December 31, 2000 and 1999 was $117.5 million and $143.1 million, respectively. In addition, Fuel Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 2000. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 2000 was $70.2 million. This commercial paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by SCE&G.

       At December 31, 2000 PSNC had $125 million authorized lines of credit which consist of a credit agreement for a maximum of $125 million to support the issuance of commercial paper. Unused lines of credit at December 31, 2000 totaled $125 million. PSNC's commercial paper outstanding on December 31, 2000 was $125 million.

       SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the 12 consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 2000 the Preferred Stock Ratio was 2.09.

         As a result of SCANA's acquisition of PSNC on February 10, 2000, PSNC shareholders were paid $212 million in cash and 17.4 million shares of SCANA common stock valued at approximately $488 million. In connection with this transaction, certain SCANA shareholders were paid $488 million in cash for 16.3 million shares of SCANA common stock. During 2000, shares for the Stock Purchase Savings Plan and the Investor Plus Plan were purchased on the open market.

         On September 21, 1999 SCE&G announced a $256 million gas turbine generator project in Aiken County, South Carolina. Two combined-cycle turbines will burn natural gas to produce 300 megawatts of new electric generation and use exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station. The turbine project is scheduled to be completed by June 2002.

         On October 15, 1999 FERC notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. SCE&G and FERC have been discussing possible reinforcement alternatives for the dam over the past several years as part of SCE&G's ongoing hydroelectric operating license with FERC. Until discussions are concluded it is not possible to finalize the cost of the project; however, it is possible that the costs could range up to $250 million. Although any costs incurred by SCE&G are expected to be recoverable through electric rates, SCE&G also is exploring alternative sources of funding. The project is expected to be completed in 2004.

         On October 7, 2000 Summer Station was removed from service for a planned maintenance and refueling outage scheduled to last 38 1/2 days. During initial inspection activities, plant personnel discovered a small leak coming from a hole in a weld in a primary coolant system pipe. SCE&G performed extensive ultrasonic testing of similar welds in the cooling system, which confirmed that the problem was limited to this single weld. A root cause analysis determined that the cause of the crack was primary water stress corrosion cracking. The repair involved cutting out a twelve-inch long spool of the pipe, which included the entire weld, and installing a new spool piece. Repairs have been completed and the integrity of the new welds have been verified through extensive testing. The plant was returned to service in March 2001. The NRC was closely involved throughout this process and approved SCE&G's actions to repair the crack, as well as the restart schedule. SCE&G will continue to monitor primary coolant system pipes during the next outage, scheduled for Spring of 2002. SCE&G recorded a pretax charge of approximately $6 million in the fourth quarter of 2000 to expense repair costs to date. Additional costs that may be recorded in the first quarter of 2001 are not expected to be material. The cost of replacement power is expected to be recovered through SCE&G's electric fuel adjustment clause.

        In January 2001 SCE&G's 385 megawatt coal-fired Cope Generating Station was taken out of service due to an electrical ground in the generator. The unit is expected to be returned to service in Spring 2001. The cost of replacement power is expected to be recovered through SCE&G's fuel adjustment clause.

        SCANA and Westvaco each own a 50 percent interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The facility began operations in March 1999. On September 10, 1998 the contractor in charge of construction filed suit in Circuit Court seeking approximately $52 million from Cogen, alleging that it incurred construction cost overruns relating to the facility and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, SCE&G and SCANA were also named as defendants in the suit. SCANA and the other defendants believe the suit is without merit and are mounting an appropriate defense. SCANA does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

Environmental Matters

         The Clean Air Act (CAA) required electric utilities to reduce emissions of sulfur dioxide and nitrogen oxide substantially by the year 2000. These requirements were phased in over two periods. The first phase had a compliance date of January 1, 1995 and the second, January 1, 2000. The Company's facilities did not require modifications to meet the requirements of Phase I. The Company is meeting the Phase II requirements through the burning of natural gas and/or lower sulfur coal in its generating units and the purchase and use of sulfur dioxide emission allowances. Low nitrogen oxide burners have been installed to reduce nitrogen oxide emissions to the levels required by Phase II. The EPA has indicated that it will propose regulations for stricter limits on mercury and other toxic pollutants generated by coal-fired plants by December 2003 and will begin developing these regulations shortly.

         SCE&G and GENCO filed compliance plans with DHEC related to Phase II sulfur dioxide requirements in 1995 and Phase II oxides of nitrogen (NOx) requirements in 2000, 1999, 1998 and 1997. The Company currently estimates that air emissions control equipment will require capital expenditures of $141 million over the 2001-2005 period to retrofit existing facilities, with increased operation and maintenance costs of approximately $3 million per year. To meet compliance requirements for the years 2006 through 2010, the Company anticipates additional capital expenditures of approximately $5 million.

         In October 1998 the EPA issued a final rule requiring 22 states, including South Carolina, to modify their state implementation plans (SIP) to address the issue of NOx pollution. On May 25, 1999 a federal appeals court delayed indefinitely the implementation of the rule. On March 3, 2000 the court affirmed the EPA's NOx rule for the affected states. South Carolina was subsequently ordered to amend its SIP to achieve significant NOx reductions. South Carolina failed to submit a revised SIP as required under the CAA, and the EPA has issued official notice to South Carolina (and a number of other states) to comply. While not final, South Carolina has proposed NOx reductions that would require the Company to install pollution control equipment. Because DHEC had not amended its SIP as of December 31, 2000 to set out or allocate any NOx reductions, it is not possible to estimate what, if any, capital expenditures will be required to comply with any potential mandated reductions.

         The EPA has undertaken an aggressive enforcement initiative against the industry and the Department of Justice (DOJ) has brought suit against a number of utilities in federal court alleging violations of the CAA. Prior to the suits, those utilities had received requests for information under Section 114 of the CAA, and were issued Notices of Violation prior to the suits. The basis for these suits is the claim by the EPA that maintenance activities undertaken by the utilities over the past 20 or more years constitute "major modifications" which would have required the installation of costly Best Available Control Technology (BACT). The Company and SCE&G have received and responded to Section 114 requests for information related to Canadys, Wateree and Williams Stations. Similar requests have been sent to a number of other utilities nationwide. The regulations under the CAA provide certain exemptions to the definition of "major modifications," particularly an exemption for routine repair, replacement or maintenance. The Company has analyzed each of the activities covered by the EPA's requests and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, the Company believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change through enforcement actions, the intent and meaning of its regulations. The Company also believes that, even if some of the activities in question were found not to qualify for the routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operation or production rate and for increases in emissions resulting from demand growth. It is possible that the EPA will eventually commence enforcement actions against SCE&G relative to those plants. The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA also would seek installation of BACT (or equivalent) at the three plants as well. The Company believes that the EPA's and DOJ's claims are without merit, and that any enforcement action, up to and including a lawsuit resulting from this issue, will not have a material adverse effect on the Company's financial position or results of operations.

         The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each waste water discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of SCE&G's and GENCO's generating units. Concurrent with renewal of these permits, the permitting agency has implemented a more rigorous program in monitoring and controlling thermal discharges and strategies for toxicity reduction in wastewater streams. The Company has been developing compliance plans for these initiatives. Amendments to the Clean Water Act proposed in Congress include several provisions which, if passed, could prove costly to SCE&G and GENCO. These include, but are not limited to, limitations to mixing zones and the implementation of technology-based standards. In December 2000 SCE&G entered into a Consent Order with DHEC related to a malfunction of the waste water treatment facility at Hagood Station.
The order requires SCE&G to correct the violation.

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

         SCE&G has also recovered portions of its environmental liabilities through settlements with various insurance carriers, including all amounts previously deferred for its electric operations. SCE&G expects to recover all deferred amounts related to its gas operations by December 2005. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $20.2 million and $23.7 million at December 31, 2000 and 1999, respectively. The deferral includes the estimated costs associated with the following matters.

     o In September 1992 the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned MGPs, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The PRPs negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action Work Plan in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. SCE&G estimates that the Record of Decision will result in costs of approximately $13.3 million, of which approximately $2 million remains. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. SCE&G submitted a Comprehensive Remedial Design Work Plan (RDWP) on December 17, 1999 and proceeded with implementation pending agency approval. The RDWP was approved by the EPA in July 2000, and its implementation continues.

          In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April
          2000) and transferred the facility to the City in exchange for a $16.5 million, 18-year municipal bond collaterized by revenues from, and a mortgage on, the parking garage.

     o SCE&G owns three other decommissioned MGP sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with DHEC pursuant to which it agreed to
          undertake  a  full  site   investigation  and  remediation  under  the
          oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion, and a covenant not to sue. For the site located in Florence, South Carolina, SCE&G entered into a similar Remedial Action Plan Contract with DHEC effective September 5, 2000. SCE&G is continuing to investigate the remaining site in Columbia, and is monitoring the nature and extent of residual contamination.

 In addition, PSNC owns, or has owned, all or portions of seven sites in North Carolina on which MGPs were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at only one site, and the remaining sites have been evaluated using historical records and observations of current site conditions . These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources has recommended that no further action be taken with respect to one site. An environmental due diligence review of PSNC conducted in February 1999 estimated that the cost to remediate the remaining sites would range between $11.3 million to $21.9 million. During the second quarter of 2000, the review was finalized and the estimated liability was recorded. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. At December 31, 2000 PSNC has recorded a liability and associated regulatory asset of $10.2 million, which reflects the minimum amount of the range, net of shared cost recovery from other PRPs. Amounts incurred to date are not material. Management intends to request recovery of additional MGP cleanup costs not recovered from other PRPs in future rate case filings, and believes that all costs incurred will be recoverable in gas rates.

Regulatory Matters

         South Carolina Electric & Gas Company

        On July 20, 2000 the PSC issued an order approving SCE&G's request for an out-of-period adjustment to increase the cost of gas component of its rates for natural gas service from 54.334 cents per therm to 68.835 cents per therm, effective with the first billing cycle in August 2000. As part of its regularly scheduled annual review of gas costs, the PSC issued an order on November 9, 2000 which further increased the cost of gas component to 78.151 cents per therm, effective with the first billing cycle in November 2000. On December 21, 2000 the PSC issued an order approving SCE&G's request for another out-of-period adjustment to increase the cost of gas component to 99.340 cents per therm, effective with the first billing cycle in January 2001. In March 2001 the PSC approved SCE&G's request to decrease the cost of gas component to 79.340 cents per therm, effective with the first billing cycle in March 2001.

        On July 5, 2000 the PSC approved SCE&G's request to implement lower depreciation rates for its gas operations. The new rates were effective retroactively to January 1, 2000 and will result in a reduction in annual depreciation expense of approximately $2.9 million.

        On September 14, 1999 the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year. As of December 31, 2000 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

        On December 11, 1998 the PSC issued an order requiring SCE&G to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the 12 months ended September 30, 1998. This return on common equity exceeded SCE&G's authorized return of 12.0 percent by 1.04 percent, or $22.7 million, primarily as a result of record heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the 12 months ended
September 30, 1998. On January 12, 1999 the PSC denied SCE&G's motion for reconsideration, ruled that no further rate action was required, and reaffirmed SCE&G's authorized return on equity of 12.0 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

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

        In 1994 the PSC issued an order approving SCE&G's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former MGPs. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been deferred. In November 2000, as a result of the annual review, the PSC approved SCE&G's request to maintain the billing surcharge at $.011 per therm to provide for the recovery of the remaining balance of $20.1 million.

        In September 1992 the PSC issued an order granting SCE&G's request for a $.25 increase in transit fares from $.50 to $.75 in Columbia, South Carolina; however, the PSC also required $.40 fares for low income customers and denied SCE&G's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. SCE&G appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied in an order dated May 9, 1996. In this order, the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996 the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996 the PSC issued an order affirming its previous orders and denied SCE&G's request for reconsideration. In response to an appeal of the PSC's order by SCE&G, the Circuit Court issued an order on May 25, 2000, which remanded the matter to the PSC for review of SCE&G's original application and request to terminate the low income rider fare. On September 27, 2000 the PSC issued an order granting the relief requested by SCE&G. On September 29, 2000 the Consumer Advocate filed a motion with the PSC for a stay of this order to which SCE&G filed a response. On October 3, 2000 the PSC accepted the Consumer Advocate's motion and issued a stay of its order. The Consumer Advocate and other intervenors have petitioned the Circuit Court for judicial review of the PSC's order granting relief. Action by the Circuit Court is pending.

       Public Service Company of North Carolina, Incorporated

         A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from PSNC's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. On December 30, 1999 PSNC filed an application with the NCUC to extend natural gas service to Madison, Jackson and Swain Counties, North Carolina. Pursuant to state statutes, the NCUC required PSNC to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. On June 29, 2000 the NCUC approved PSNC's requests for reinstatement of its exclusive franchises for Madison, Jackson and Swain Counties and disbursement of up to $28.4 million from PSNC's expansion fund for this project. PSNC estimates that the cost of this project will be approximately $31.4 million.

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

        On February 22, 1999 the NCUC approved PSNC's application to use expansion funds to extend natural gas service into Alexander County and authorized disbursements from the fund of approximately $4.3 million based upon budgeted construction cost of approximately $6.2 million. Most of Alexander County lies within PSNC's certificated service territory and did not previously have natural gas service. The project was completed and customers began receiving natural gas service in March 2000.

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

        On November 6, 1997 the NCUC issued an order permitting PSNC, on a trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. PSNC's request for permanent approval of this mechanism was approved by the NCUC via an order issued April 6, 2000.

        The Company's  regulated  business  operations were impacted by the NEPA and FERC Orders No. 636, 888 and 2000. NEPA was designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. Order No. 636 was intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. Orders No. 888 and 2000 require utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide to themselves and to submit plans for the possible formulation of an RTO. In the opinion of the Company, it continues to be able to meet successfully the challenges of these altered business climates and does not anticipate any material adverse impact on the results of operations, cash flows, financial position or business prospects.

Other

        At December 31, 2000 SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, held the following investments in ITC Holding Company, Inc. (ITC) and its affiliates:

     o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCH owns approximately 4.9 million common shares of Powertel at a cost of approximately $77.7 million. Powertel common stock closed at $61.9375 per share on December 31, 2000, resulting in a pre-tax unrealized holding gain of $228.8 million (a decline of $189.0 million from December 31, 1999). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses on common shares. In addition, SCH owns the following series of non-voting convertible preferred shares, at the approximate cost noted: 100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and 50,000 shares 6.5 percent series E ($75.0 million). Cumulative dividends on preferred series E shares are generally paid in common shares of Powertel and are accrued quarterly. Preferred series B shares become convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.6 million common shares. Preferred series D shares become convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares become convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, as converted, the market value of the underlying common shares for the preferred shares was approximately $606.9 million at December 31, 2000, reflecting an unrecorded pre-tax holding gain of $434.3 million (a decline of $368.4 million from December 31, 1999).

        OnAugust 28, 2000 SCH announced that under terms of separate definitive agreements, Powertel has agreed to be acquired by either Deutsche Telekom AG or VoiceStream Wireless Corporation (VoiceStream). If Deutsche Telekom's previously announced acquisition of VoiceStream is successfully completed, then Deutsche Telekom would also acquire Powertel. If the Deutsche Telekom - VoiceStream transaction is not completed, then VoiceStream would acquire Powertel. In connection with these transactions, SCH entered into stockholder agreements with each of Deutsche Telekom and VoiceStream pursuant to which SCH agreed to vote its Powertel shares in support of either of these transactions. In addition, SCH agreed to certain restrictions on disposition of its Powertel shares and the shares it would receive in either of these transactions. On March 13, 2001 Powertel shareholders approved the acquisition agreements.

     o ITC^DeltaCom, Inc. (ITCD) is a fiber optic telecommunications provider. SCH owns approximately 5.1 million common shares of ITCD at a cost of approximately $43.0 million. ITCD common stock closed at $5.39 per share on December 31, 2000, resulting in a pre-tax unrealized holding loss of $15.4 million (a decline of $113.7 million from December 31, 1999). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses on common shares. In addition, SCH owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares become convertible in March 2002 into 2,961,542 shares of ITCD common stock. The market value of series A preferred stock of ITCD is not readily determinable. However, as converted, the market value of the underlying common stock for the series A preferred stock was approximately $16.0 million at December 31, 2000, reflecting an unrecorded pre-tax holding gain of $4.8 million (a decline of $65.8 million from December 31, 1999).

     o Knology, Inc. (Knology) is a broad-band service provider of cable television, telephone and internet services. SCH owns $71,050,000 face amount of 11.875 percent Senior Discount Notes due 2007 of Knology Broadband, Inc., a wholly-owned subsidiary of Knology. The Senior Discount Notes have a book basis at December 31, 2000 of approximately $57.9 million. In addition, SCH owns approximately 7.2 million shares of Knology Series A Convertible Preferred Stock with a cost basis of approximately $5.0 million and warrants to purchase approximately 0.2 million shares of Series A Convertible Preferred Stock. On January 12, 2001 SCH invested $25.0 million for approximately 8.3 million shares of Series C Convertible Preferred Stock of Knology. The market value of these investments is not readily determinable.

     o ITC holds ownership interests in several Southeastern communications companies, including those discussed above. SCH owns approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $5.8 million, $7.2 million, and $4.0 million, respectively. The market values of these investments are not readily determinable.

        In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS 138, which amends certain provisions of SFAS 133 to expand the normal purchase and sale exemption for supply contracts and to redefine interest rate risk to reduce sources of ineffectiveness, among other things. The Company utilizes various derivatives in its risk management activities, including swaps and commodities futures. The Company adopted SFAS 133, as amended, on January 1, 2001. As a result of adopting SFAS 133, the Company recorded a credit of approximately $23.0 million, net of tax, as the effect of a change in accounting principle (transition adjustment) to other comprehensive income on January 1, 2001. This amount represents the reclassification of unrealized gains that were deferred and reported as liabilities at December 31, 2000. In the future, all gains/losses related to qualifying cash flow hedges deferred in other comprehensive income will be reclassified to earnings at the time the hedged transaction affects earnings.

       In December 1999 Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" was issued by the SEC, and provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company's adoption of this bulletin in the fourth quarter of 2000 had no impact on its results of operations, cash flows or financial position.

     ServiceCare, Inc. has announced the sale of its home security business, expected to be completed in March 2001. SCANA Communications, Inc. has signed a letter of intent to sell its 800 Mhz radio service network, expected to be completed in April 2001.

RESULTS OF OPERATIONS

Earnings and Dividends

     Earnings per share of common stock and the rate of return earned on common equity for 2000, 1999 and 1998 were as follows:

                                                  2000       1999      1998
    --------------------------------------------------------------------------
    --------------------------------------------------------------------------
    Earnings derived from:
        Continuing operations                     $2.12     $1.39    $2.07
        Non-recurring gains                           -       .34      .05
        Cumulative effect of accounting change,
         net of taxes                               .28        -        -
    --------------------------------------------------------------------------
        Earnings per weighted average share       $2.40     $1.73    $2.12
    ==========================================================================

    Return earned on common equity                 12.3%      8.5%    12.8%
    --------------------------------------------------------------------------

o     2000 vs 1999    Earnings derived from continuing operations increased
                      $0.73, primarily as a result of improved results from retail gas marketing ($.04 net earnings for 2000 compared to $.45 loss in 1999) and the acquisition of PSNC ($.21). In addition, electric margin improved $.36 (see discussion at Electric Operations), regulated gas margin (excluding
                      PSNC) improved $.07 and pension income
                      increased $.05. These improvements were partially offset by increased interest expense of $.36, a charge for repairs at Summer Station ($.04) and other increases in operations and maintenance ($.05).

o     1999 vs 1998    Earnings derived from continuing operations decreased
                      $.68, primarily as a result of losses from the Company's entry into the Georgia retail gas market ($.37 greater loss in 1999). In addition, electric margin decreased $.12 (see discussion at Electric
                      Operations), gas margin decreased $.04,
                      and expenses were higher for other operations and maintenance ($.04), depreciation and amortization
                      ($.09) and interest expense ($.11). These decreases were partially offset by improved results from energy marketing activities ($.03), the impact of fewer common shares outstanding ($.03), and other ($.03).

         Pension income recorded by the Company reduced operations expense by $22.7 million, $17.3 million and $16.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. In addition pension income increased other income by $12.8 million, $10.5 million and $9.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The reductions to operations expense for 1999 and 1998 were substantially offset by accelerated amortization of a significant portion of the transition obligation for postretirement benefits other than pensions and certain regulatory assets as approved by the PSC. Effective July 1, 2000 the Company's pension plan was amended to provide a cash balance formula. The effect of this plan amendment was to reduce net periodic benefit income for the year ended December 31, 2000 by approximately $3.7 million.

         Non-recurring gains resulted from the sale of retail propane assets ($.29) and telecommunications towers ($.05) in 1999 and a retroactive change in electric depreciation rates ($.05) in 1998. In 2000 the cumulative effect of an accounting change resulted from the recording of unbilled revenues by SCANA's retail utility subsidiaries (see Note 2 of Notes To Consolidated Financial Statements).

         Return on common equity increased in 2000 primarily due to increased earnings and decreased common equity due to a $197 million unrealized loss on the Company's investment in telecommunications securities during the year. Increased earnings related to the cumulative effect of accounting change increased the return on common equity by 1.4 percent in 2000. In addition, the $197 million unrealized loss on the Company's investments in telecommunications securities increased the return on common equity by 1.1 percent in 2000. Return on common equity decreased in 1999 due to decreased earnings and a $311 million unrealized gain on the Company's investments in telecommunications securities. The increase in common equity, without a proportional increase in net income, decreased the return earned on common equity by 1.6 percent in 1999.

         The Company's financial statements include AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 2.3 percent of income before income taxes in 2000, 2.4 percent in 1999 and 4.4 percent in 1998.

         On February 22, 2000 the Board of Directors set the Company's indicated annual dividend rate on common stock at $1.15 per share.

Electric Operations

         Electric Operations is comprised of the electric portion of SCE&G, GENCO and Fuel Company. Electric operations sales margins, including transactions with affiliates and excluding the cumulative effect of accounting change, for 2000, 1999 and 1998 were as follows:

Millions of dollars                2000            1999           1998
---------------------------------------------- ------------- ---------------

Operating revenues              $1,343.8       $1,226.0          $1,219.8

Less:  Fuel used in generation    (294.9)        (284.6)           (262.3)

           Purchased power         (82.5)         (35.9)            (31.5)
------------------------------------------- ---------------- ---------------
       Margin                     $966.4         $905.5            $926.0
=========================================== ================ ===============


o    2000 vs 1999     Sales margin increased primarily due to more favorable
                      weather and customer growth, which were
                      partially offset by higher purchased power costs.

o    1999 vs 1998    Sales margin decreased primarily due to the impact of a
                     rate reduction at SCE&G and milder weather,
                      which were partially offset by customer growth.

     Increases (decreases) from the prior year in megawatt-hour (MWH) sales volume by classes, excluding volumes attributable to the cumulative effect of accounting change, were as follows:

Classification                  2000        % Change      1999      % Change
------------------------------------------- ----------- -----------------------

Residential                       396,179        6.3%     (55,207)   (0.9%)
Commercial                        354,350        6.0%      51,212     0.9%
Industrial                        524,969        8.5%    316,087      5.4%
Sales for Resale (excluding
  interchange)                     33,505        2.8%     63,306      5.6%
Other                              34,676        6.7%    (17,652)    (3.3%)
                               ----------                -------
-------------------------------
Total territorial               1,343,679        6.7%    357,746       1.8%
Negotiated Market Sales Tariff    264,257       15.7%    183,442      12.3%
                               -- -------                -------
-------------------------------
Total                          1,607,936        7.4%     541,188       2.6%
=========================================== =========== =======================

o    2000 vs 1999    Sales volume increased primarily due to more favorable
                     weather and customer growth.

o    1999 vs 1998    Sales volume decreased for residential primarily due to
                     milder weather, which was partially offset by customer growth. Volumes for the remaining classes increased primarily due to customer growth.

Gas Distribution

      Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC. Gas distribution sales margins, including transactions with affiliates and excluding the cumulative effect of accounting change, for 2000, 1999 and 1998 were as follows:

Millions of dollars                  2000           1999          1998
----------------------------------------------- ------------- -------------

Operating revenues                  $745.9         $239.0        $230.4
Less: Gas purchased for resale       (486.3)       (152.6)       (142.4)
----------------------------------------------- ------------- -------------
       Margin                       $259.6          $86.4          $88.0
=============================================== ============= =============

SCANA acquired PSNC effective January 1, 2000. Therefore the Company's prior year sales do not include PSNC.

o     2000 vs 1999   Sales margin increased primarily due to the acquisition of
                     PSNC, which contributed $161.5 million,
                     and improved margin at SCE&G due primarily to more favorable weather.

o     1999 vs 1998   Sales margin decreased primarily as a result of higher
                     gas costs.

      Increases (decreases) from the prior year in dekatherm (DT) sales volume by classes, including transportation gas and excluding volumes attributable to the cumulative effect of accounting change were as follows:

Classification          2000        % Change           1999         % Change
----------------------------------- -------------- -------------- -------------

Residential          23,541,979          199.1%        (94,027)        (0.8%)
Commercial           13,227,028          113.1%       404,654           3.6%
Industrial            4,478,371           24.9%       644,485           3.7%
Transportation gas   29,482,223       1,492.8%        (28,732)        (1.4%)
Sales for resale               407             -               -       -
                     -------------                 -------------
---------------------
Total                70,730,008         162.8%        926,380           2.2%
=================================== ============== ============== =============

o     2000 vs 1999    Sales volume increased primarily as a result of the
                      acquisition of PSNC, which accounted for 65.2 million DTs. SCE&G's sales volume increased approximately
                      2.0 million DTs due to colder weather and customer growth, which were partially offset by curtailments and use of alternate fuels by industrial customers.

o    1999 vs 1998    Sales volume increased primarily as a result of customer
                     growth. Residential volume decreased primarily due to milder weather.

Gas Transmission

      Gas Transmission is comprised of Pipeline Corporation. Gas transmission sales margins for 2000, 1999 and 1998, including transactions with affiliates, were as follows:

Millions of dollars                2000          1999           1998
-------------------------------------------- -------------- -------------

Operating revenues                $489.0        $342.4          $329.8
Less: Gas purchased for resale    (434.7)        (295.1)         (276.7)
-------------------------------------------- -------------- -------------
       Margin                      $54.3          $47.3           $53.1
============================================ ============== =============


o    2000 vs 1999     Sales margin  increased  primarily as a result
                      of increased  contract and sales volumes from the sale for
                      resale   classification   and  margin   earned   from  the
                      competitive industrial customers.

o    1999 vs 1998     Sales margin decreased primarily as a result of increased
                      competition with oil prices and a decrease in the value of released capacity on the intrastate pipeline system.

     Increases (decreases) from the prior year in dekatherms (DT) sales volume by classes including transportation were as follows:

    Classification          2000        % Change         1999        % Change
    ----------------------------------- ---------------------------------------

    Commercial                22,132       24.2%            200        0.2%
    Industrial           (5,212,904)      (11.7%)      (916,235)      (2.0%)
    Transportation            10,296        0.5%       (179,029)      (7.4%)
    Sales for resale      3,542,185         6.0%      2,122,252         3.8%
    ===================================               ===========
    Total                (1,638,291)       (1.6%)     1,027,188         1.0%
    =================================== =======================================

o    2000 vs 1999    Sales for resale volumes increased as a result of colder
                     temperatures. The sales volume for industrial customers decreased due to decreased sales to electric generation facilities and decreased sales to other customers with alternate fuel sources.

o    1999 vs 1998    Sales volumes for sales for resale customers increased for
                     1999 as a result of customer growth and customer expansion on our sale for resale customers' systems. Transportation and industrial volumes decreased due to increased competition with oil prices.

Retail Gas Marketing

     Retail Gas Marketing is comprised of SCANA Energy, a division of SCANA Energy Marketing, Inc., which operates in Georgia's deregulated natural gas market. Retail gas marketing revenues and net income for 2000, 1999 and 1998 were as follows:

    Millions of dollars        2000             1999            1998
    -------------------------------------- --------------- ----------------

    Operating revenues        $547.3           $206.6           $3.5
    Net income (loss)            4.4            (44.8)         (7.9)
    -------------------------------------- --------------- ----------------


o 2000 vs 1999Operating revenues increased as a result of customer growth, favorable weather and a successful gas supply and pricing strategy. Net income increased as a result of the increase in revenue and significant reductions in customer acquisition and advertising expenditures.

o    1999 vs 1998    Operating revenues increased as a result of a full year of operations being reflected in 1999's results. Net loss increased as a result of large expenditures for marketing and advertising reflected in 1999's results.

     Delivered  volumes  for  2000,  1999 and 1998  totaled  approximately  73.8 million, 40.9 million and 0.5 million DT, respectively, which includes interruptible volumes of approximately 30.6 million, 18.9 million and 0.0 million DT for the same periods, respectively. The increases in volumes resulted from customer growth.

Energy Marketing

     Energy Marketing is comprised of the Company's non-regulated marketing operations, excluding SCANA Energy. Energy marketing operating revenues and net losses for 2000, 1999 and 1998 were as follows:

    Millions of dollars            2000             1999            1998
    ------------------------------------------ --------------- ----------------

    Operating revenues            $543.3           $223.3          $564.6
    Net loss                        (4.2)            (3.9)           (6.6)
    ------------------------------------------ --------------- ----------------

o 2000 vs 1999Operating revenues increased primarily due to increased prices for natural gas. Net loss increased primarily due to increased bad debts.

o 1999 vs 1998Operating revenues and net loss decreased primarily due to the closing of the Houston office.

     Delivered volumes for 2000, 1999 and 1998 totaled approximately 83.9 million, 103.7 million and 218.5 million DT, respectively. The decreases in volumes resulted from the closing of the Houston office.

Other Operating Expenses

     Increases in other operating expenses were as follows:

(Millions of dollars)            2000     % Change       1999       % Change
----------------------------------------- --------------------------------------

Other operation and maintenance   $66.1       16.1%        $60.4         17.2%
Depreciation and amortization      47.4       28.1%         24.3        16.8%

Other taxes                        10.6       10.3%          1.9        1.8%
=========================================             =============
Total                           $124.1        18.2%        $86.6         14.5%
========================================= ======================================


o    2000 vs 1999    Other operating expenses and taxes increased primarily as a result of the acquisition of PSNC. This acquisition accounted for the following increases: other operation and maintenance ($67.5 million), depreciation and amortization
                     ($41.9 million, of which $13.4 million is attributable to the amortization of the acquisition adjustment), and other taxes ($6.4 million).

                     Apart  from  the  PSNC  acquisition,  other  operation  and maintenance expense decreased $1.4 million due to pension income (see Earnings and Dividends), which was partially offset by increased maintenance costs for electric generating and distribution facilities. Depreciation and amortization increased $5.5 million primarily due to normal increases in utility plant. Other taxes increased $4.2 million primarily due to increased property taxes.

o    1999 vs 1998    Other operation and  maintenance increased primarily due to costs associated with a cogeneration facility becoming operational, costs associated with an early retirement program and other operating costs. These costs were partially offset by pension income, which in 1998 had been offset by the accelerated amortization of the electric portion of the Company's transition obligation expense for post-retirement benefits and other regulatory assets.
                     Depreciation and amortization increased primarily due to the impact of the non-recurring adjustment to depreciation expense discussed under earnings and dividends, increased amortization due to completion of a new customer billing system and normal increases in utility plant. Other taxes increased primarily due to increased property taxes.

Other Income

        Other income decreased approximately $46.6 million for the year 2000 compared to 1999, primarily as a result of 1999 including the sale of nonregulated propane assets and telecommunications towers, which was partially offset by other income at PSNC in 2000. Other income increased approximately $71.1 million for the year 1999 compared to 1998, primarily as a result of the sale of assets discussed previously and pension income.

Interest Expense

      Increases in interest expense, excluding the debt component of AFC, were as follows:

    (Millions of dollars)               2000                1999
    ----------------------------------------------- --------------------

    Interest on long-term debt, net     $73.8                    $11.4
    Other interest expense               10.6                      3.9
    ----------------------------------------------- --------------------
        Total                           $84.4                    $15.3
    =============================================== ====================

o 2000 vs 1999Interest expense increased primarily as a result of financing the acquisition of PSNC and related repurchase of SCANA shares ($46.0 million) and interest incurred on PSNC debt that was assumed as a result of the acquisition ($19.6 million). In addition, interest expense increased as a result of increased borrowings and increased weighted average interest rates on long-term and short-term borrowings.

o 1999 vs 1998Interest expense increased as a result of increased long-term debt and increased weighted average interest rates on long-term and short-term borrowings.

Income Taxes

         Income taxes increased approximately $29.7 million for the year 2000 compared to 1999 and decreased approximately $19.8 million for the year 1999 compared to 1998. Changes in income taxes are primarily due to changes in operating income.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All financial instruments held by the Company described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

    December 31, 2000                                                  Expected Maturity Date
    (Millions of dollars)

    Liabilities                        2001      2002       2003       2004       2005     Thereafter    Total     Fair Value
    -------------------------------- --------- ---------- ---------- ---------- ---------- ----------- ---------- --------------

      Long-Term Debt:
      Fixed Rate ($)(1)                40.9      337.3      297.2      186.3      182.0      1,267.4   2,311.1       2,232.2

      Average Fixed Interest Rate      7.27%      7.36%      6.38%      7.58%      7.43%        7.35%     7.25%
      Variable Rate ($)                   -      550.0      150.0          -          -             -    700.0        699.7
      Average Variable Interest
    Rate                                  -       7.26%      7.48%         -          -             -     7.31%


    December 31, 1999                                                  Expected Maturity Date
    (Millions of dollars)

    Liabilities                        2000      2001      2002      2003        2004     Thereafter    Total      Fair Value
    -------------------------------- --------- --------- --------- ---------- ----------- ----------- ----------- --------------

      Long-Term Debt:
      Fixed Rate ($) (1)               152.5     32.5       32.5      289.3       178.8     1,150.5     1,836.1      1,680.7

      Average Fixed Interest Rate       6.20%    6.85%     6.85%     6.17%         7.50%       7.33%       7.05%
      Variable Rate ($)                150.0        -         -          -            -           -       150.0        150.0
      Average   Variable   Interest
    Rate                               6.45%        -         -          -            -           -           -

 (1) At December 31, 1999 there were no debt issuances outstanding under the $300 million credit agreement. At December 31, 2000 the entire $300 million was outstanding.

     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

     In addition the Company has invested in a telecommunications company approximately $40 million for 11.875 percent senior discount notes due 2007. The fair value of these notes approximates cost. An increase in market interest rates would result in a decrease in fair value of these notes and a corresponding adjustment, net of tax effect, to other comprehensive income.

     Commodity price risk - The table below provides information about the Company's financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 mmbtu.

December 31, 2000                              Expected Maturity in
2001

(Millions of dollars)              Weighted Avg         Contract        Fair
Natural Gas Derivatives:           Settlement Price      Amount        Value
---------------------------------------------------- ------------- -------------

Future Contracts:
  Long                                  $6.5870          $57.2         $81.5
  Short                                 $6.2957            $1.4          $2.1
SET Futures Contracts (1):
    Long                                $6.5239            $2.8          $4.4
    Short                                        -             -             -

December 31, 1999                              Expected Maturity in
2000

(Millions of dollars)                Weighted Avg       Contract        Fair
Natural Gas Derivatives:             Settlement Price    Amount        Value
----------------------------------------------------- ------------ -------------

Future Contracts:
  Long                                    $2.3318         $20.0     $19.8
  Short                                   $2.3290           $1.2      $1.1
SET Futures Contracts (1):
  Long                                    $2.7161           $5.0      $5.1
  Short                                   $2.7461           $4.7      $4.8


     (1) SCANA Energy Trading, LLC (SET) is a 70 percent owned subsidiary of SCANA Energy Marketing, Inc. Amounts shown are at 100 percent.

     Equity price risk - Certain investments in telecommunications companies' marketable equity securities are carried at their market value of $597.8 million. A ten percent decline in market value would result in a $59.8 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of other comprehensive income.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                   STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                                                                           Page

  Independent Auditors' Report............................................. 43

  Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 2000 and 1999............. 44

  Consolidated Statements of Income and Retained Earnings
       for the Years Ended December 31, 2000, 1999 and 1998................ 46

  Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and 1998.................................... 47

  Consolidated Statements of Capitalization as of
       December 31, 2000 and 1999.......................................... 48

  Consolidated Statements of Changes in Common Equity for the Years
      Ended December 31, 2000, 1999 and 1998............................... 52

  Notes to Consolidated Financial Statements............................... 53

INDEPENDENT AUDITORS' REPORT



SCANA Corporation:

We have audited the accompanying Consolidated Balance Sheets and Statements of Capitalization of SCANA Corporation (Company) as of December 31, 2000 and 1999 and the related Consolidated Statements of Income and Retained Earnings, Changes in Common Equity and Cash Flows for each of the three years in the period ended December 31, 2000. Our audits also include the financial statement schedule listed in Part IV at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for operating revenues associated with its regulated utility operations.


s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February 7, 2001 (February 16, 2001 as to Note 15)


      SCANA Corporation
     CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------- ------------------- ---------------------
December 31,  (Millions of dollars)                                                  2000                 1999
----------------------------------------------------------------------------- ------------------- ---------------------
Assets
Utility Plant (Notes 1 & 6):
    Electric                                                                        $4,747               $4,633
    Gas                                                                               1,435                  632
    Other                                                                               187                  191
----------------------------------------------------------------------------- ------------------- ---------------------
    Total                                                                            6,369                5,456
    Less accumulated depreciation and amortization                                   2,212                1,829
----------------------------------------------------------------------------- ------------------- ---------------------
    Total                                                                            4,157                3,627
    Construction work in progress                                                       261                  159
    Nuclear fuel, net of accumulated amortization                                        57                   43
    Acquisition adjustment-gas, net of accumulated amortization (Note 3)               474                    22
----------------------------------------------------------------------------- ------------------- ---------------------
    Utility Plant, Net                                                               4,949                3,851
----------------------------------------------------------------------------- ------------------- ---------------------

Nonutility Property, net of accumulated depreciation                                     79                   61
Investments (Note 12)                                                                  203                   938
----------------------------------------------------------------------------- ------------------- ---------------------
    Nonutility Property and Investments, net of accumulated depreciation               282                   999
----------------------------------------------------------------------------- ------------------- ---------------------

Current Assets:
    Cash and temporary cash investments (Notes 1 & 12)                                  159                  116
    Receivables  (net of provision for uncollectible
       accounts of $31 million in 2000 and $7 million in 1999)                          699                  318
    Inventories (At average cost) (Note 7):
        Fuel                                                                            107                   82
        Materials and supplies                                                            56                  51
        Emission allowances                                                               20                  17
    Prepayments                                                                          16                   18
    Investments (Note 12)                                                               479                     -
    Deferred income taxes, net  (Notes 1 & 11)                                             -                  16
----------------------------------------------------------------------------- ------------------- ---------------------
        Total Current Assets                                                         1,536                   618
----------------------------------------------------------------------------- ------------------- ---------------------

Deferred Debits:
    Emission allowances                                                                    3                  14
    Environmental                                                                         30                  24
    Nuclear plant decommissioning fund  (Note 1)                                          72                  64
    Pension asset, net  (Note 5)                                                        196                  144
    Other regulatory assets (Note 1)                                                    213                  175
    Other                                                                               139                  122
----------------------------------------------------------------------------- ------------------- ---------------------
        Total Deferred Debits                                                           653                  543
----------------------------------------------------------------------------- ------------------- ---------------------
            Total                                                                   $7,420                $6,011
============================================================================= =================== =====================








     ----------------------------------------------------------------------- --------------------- ---------------------
     December 31,  (Millions of dollars)                                             2000                  1999
     ----------------------------------------------------------------------- --------------------- ---------------------
     Capitalization and Liabilities
     Stockholders' Investment:
         Common Equity  (Note 9)                                                    $2,032                $2,099
         Preferred stock (Not subject to purchase or sinking funds) (Note
     10)                                                                                106                   106
     ----------------------------------------------------------------------- --------------------- ---------------------
             Total Stockholders' Investment                                          2,138                 2,205
     Preferred Stock, net (Subject to purchase or sinking funds)                         10                     11
     SCE&G-Obligated  Mandatorily  Redeemable  Preferred  Securities  of SCE&G's
         Subsidiary  Trust,  SCE&G Trust I, holding solely $50 million principal amount of the 7.55% Junior Subordinated
         Debentures of SCE&G, due 2027 (Note 10)                                         50                    50
     Long-Term Debt, net  (Notes 6 & 12)                                             2,850                 1,563
     ----------------------------------------------------------------------- --------------------- ---------------------
             Total Capitalization                                                    5,048                 3,829
     ----------------------------------------------------------------------- --------------------- ---------------------

     Current Liabilities:
         Short-term borrowings  (Notes 7, 8 & 12)                                      398                    266
         Current portion of long-term debt  (Note 6)                                    41                   303
         Accounts payable                                                              396                    189
         Customer deposits                                                              25                     16
         Taxes accrued                                                                  54                     86
         Interest accrued                                                               42                     29
         Dividends declared                                                             32                     31
         Deferred income taxes, net  (Notes 1 & 11)                                     98                      -
         Other                                                                          25                     13
     ----------------------------------------------------------------------- --------------------- ---------------------
            Total Current Liabilities                                                1,111                    933
     ----------------------------------------------------------------------- --------------------- ---------------------

     Deferred Credits:
         Deferred income taxes, net  (Notes 1 & 11)                                    721                    805
         Deferred investment tax credits (Notes 1 & 11)                                119                    116
         Reserve for nuclear plant decommissioning  (Note 1)                            72                    64
         Postretirement benefits  (Note 5)                                             113                     98
         Other regulatory liabilities                                                   75                    64
         Other (Note 1)                                                                161                   102
     ----------------------------------------------------------------------- --------------------- ---------------------
             Total Deferred Credits                                                  1,261                 1,249
     ----------------------------------------------------------------------- --------------------- ---------------------

     Commitments and Contingencies (Note 13)                                            -                     -
     ----------------------------------------------------------------------- --------------------- ---------------------

                Total                                                               $7,420                $6,011
     ======================================================================= ===================== =====================

    See Notes to Consolidated Financial Statements.




















SCANA Corporation
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
-------------------------------------------------------------------------- ---------------- --------------- -------------- --
For the Years Ended December 31,                                                2000             1999           1998
-------------------------------------------------------------------------- ---------------- --------------- -------------- --
(Millions of Dollars, except per share amounts)

Operating Revenues (Notes 1, 2 & 4):
    Electric                                                                   $1,344            $1,226            $1,220
    Gas - Regulated                                                                998            422              411
    Gas - Nonregulated                                                           1,091            430               475
-------------------------------------------------------------------------- ---------------- --------------- ----------------
        Total Operating Revenues                                                3,433           2,078            2,106
-------------------------------------------------------------------------- ---------------- --------------- ----------------
Operating Expenses:
    Fuel used in electric generation                                               295            285              262
    Purchased power                                                                 82             36                31
    Gas purchased for resale                                                    1,694             721              746
    Other operation and maintenance (Note 1)                                       477            411              351
    Depreciation and amortization (Note 1)                                         217            169              145
    Other taxes                                                                    114            103              101
-------------------------------------------------------------------------- ---------------- --------------- ----------------
        Total Operating Expenses                                                2,879           1,725            1,636
-------------------------------------------------------------------------- ---------------- --------------- ----------------
Operating Income                                                                  554             353              470
-------------------------------------------------------------------------- ---------------- --------------- ----------------
Other Income:
    Other income, including allowance for equity funds
       used during construction (Note 1)                                            41              22               19
    Gain on sale of subsidiary assets                                                3              68                -
-------------------------------------------------------------------------- ---------------- --------------- ----------------
        Total Other Income                                                         44               90              19
-------------------------------------------------------------------------- ---------------- --------------- ----------------
Income Before Interest Charges, Income Taxes, Preferred Stock
   Dividends and Cumulative Effect of Accounting Change                           598             443              489
-------------------------------------------------------------------------- ---------------- --------------- ----------------
Interest Charges:
    Interest expense on long-term debt, net                                       206              132             121
    Other interest expense, net of allowance for borrowed funds
       used during construction (Note 1)                                           19               10                2
-------------------------------------------------------------------------- ---------------- --------------- ----------------
        Total Interest Charges, Net                                               225             142              123
-------------------------------------------------------------------------- ---------------- --------------- ----------------
Income Before Income Taxes, Preferred Stock Dividends
   and Cumulative Effect of Accounting Change                                     373               301            366
Income Taxes (Note 11)                                                            141              111             131
-------------------------------------------------------------------------- ---------------- --------------- ----------------
Income Before Preferred Stock Dividends and Cumulative
    Effect of Accounting Change                                                   232             190              235
Preferred Dividend Requirement of SCE&G - Obligated Mandatorily
    Redeemable Preferred Securities                                                  4               4               4
-------------------------------------------------------------------------- ---------------- --------------- ----------------
Income Before Cash Dividends on Preferred Stock  of Subsidiary
   and Cumulative Effect of Accounting Change                                      228            186             231
Cash Dividends on Preferred Stock of Subsidiary (At stated rates)                     7              7               8
-------------------------------------------------------------------------- ---------------- --------------- ----------------
Income Before Cumulative Effect of Accounting Change                               221            179             223
Cumulative Effect of Accounting Change, net of taxes  (Note 2)                      29               -               -
-------------------------------------------------------------------------- ---------------- --------------- ----------------

Net Income                                                                         250             179            223
Retained Earnings at Beginning of Year                                             720            678             617
Common Stock Cash Dividends Declared                                              (120)          (137)           (162)
========================================================================== ================ =============== ================
Retained Earnings at End of Year                                                 $850               $720             $678
========================================================================== ================ =============== ================
Basic and Diluted Earnings Per  Share of Common Stock:
   Before Cumulative Effect of Accounting Change                                $2.12              $1.73            $2.12
   Cumulative Effect of Accounting Change, net of taxes  (Note 2)                  .28               -               -
========================================================================== ================ =============== ================
   Basic and diluted earnings per share                                         $2.40              $1.73            $2.12
========================================================================== ================ =============== ================
Weighted average shares outstanding (millions)                                  104.5              103.6            105.3
========================================================================== ================ =============== ================

See Notes to Consolidated Financial Statements.













SCANA Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (Millions of dollars)                             2000          1999         1998
------------------------------------------------------------------------------ -------------- ------------ ------------

Cash Flows From Operating Activities:
Net income                                                                         $250          $179           $223
Adjustments to reconcile net income to net cash provided from operating activities:
    Cumulative effect of accounting change, net of taxes                             (29)             -           -
    Depreciation and amortization                                                    227           177            152
    Amortization of nuclear fuel                                                      16            18          20
    Gain on sale of subsidiary assets                                                 (3)          (68)           -
    Equity in losses of affiliates                                                     3              1           -
    Preferred stock dividends                                                          7             7            8
    Allowance for funds used during construction                                      (9)           (7)        (16)
    Over (under) collection, fuel adjustment clauses                                 (33)          (6)            1
    Changes in certain assets and liabilities:
         Increase in receivables                                                   (263)           (42)        (28)
         Increase  in deferred income taxes, net                                      61            19          15
         Increase in pension asset                                                   (43)          (29)        (33)
         Increase  in postretirement benefits                                         15            11          26
         Decrease in other regulatory assets                                           4            19          16
         Increase (decrease) in other regulatory liabilities                          11            (7)           4
         (Increase) decrease in inventories                                            3          (14)         (16)
         Increase (decrease) in accounts payable                                    157           (30)          88
         Increase (decrease) in taxes accrued                                       (55)           14           13
   Other, net                                                                        72           (17)           (6)
------------------------------------------------------------------------------ -------------- ------------ ------------
Net Cash Provided From Operating Activities                                         391           225          467
------------------------------------------------------------------------------ -------------- ------------ ------------
Cash Flows From Investing Activities:
  Utility property additions and construction expenditures, net of AFC             (334)         (238)        (281)
  Purchase of subsidiary, net of cash acquired                                     (212)             -            -
  Proceeds on sale of subsidiary assets                                                8          112             -
  Increase in nonutility property and investments, net:
     Nonutility property                                                            (27)          (23)          (22)
     Investments                                                                    (20)          (74)        (106)
------------------------------------------------------------------------------ -------------- ------------ ------------
Net Cash Used For Investing Activities                                             (585)         (223)        (409)
------------------------------------------------------------------------------ -------------- ------------ ------------
Cash Flows From Financing Activities:
    Proceeds:
        Issuance of First Mortgage Bonds                                            148            99             -
        Issuance of notes and loans                                                 998           200          249
    Repayments and repurchases:
        Mortgage bonds                                                             (100)          (10)         (50)
        Notes and loans                                                            (175)          (77)         (96)
        Other long-term debt                                                          (8)         (10)            -
        Preferred stock                                                               (1)            -           (1)
        Common stock                                                               (488)             -        (110)
    Dividend payments:
        Common Stock                                                               (124)         (148)        (162)
        Preferred stock                                                               (7)           (7)          (8)
    Short-term borrowings, net                                                        (6)           71         136
    Fuel financings, net                                                               -           (66)        (14)
------------------------------------------------------------------------------ -------------- ------------ ------------
Net Cash Provided From (Used For) Financing Activities                              237             52         (56)
------------------------------------------------------------------------------ -------------- ------------ ------------
Net Increase in Cash and Temporary Cash Investments                                   43            54            2
Cash and Temporary Cash Investments, January 1                                      116             62           60
============================================================================== ============== ============ ============
Cash and Temporary Cash Investments, December 31                                   $159          $116         $ 62
============================================================================== ============== ============ ============

Supplemental Cash Flow Information:
Cash paid for   - Interest (net of capitalized interest of  $6, $4 and $7)         $207          $138         $120
                         - Income taxes                                              139            84         114
Noncash Investing and Financing Activities:
   Unrealized gain (loss) on securities available for sale, net of tax             (197)           311            7
   In conjunction with the acquisition of Public Service Company of North Carolina, Incorporated, liabilities were assumed as follows:
         Fair value of assets acquired                  $1,177
         Cash paid for capital stock                        (212)
         Stock issued as consideration                    (488)
                                                     ---------
             Liabilities assumed                               $477

See Notes to Consolidated Financial Statements.














SCANA Corporation
CONSOLIDATED STATEMENTS OF CAPITALIZATION

--------------------------------------------------------------------------------- ------------- ------ ------------- ------
December 31, (Millions of dollars)                                                        2000                 1999
--------------------------------------------------------------------------------- ------------- ------ ------------- ------

Common Equity (Note 9):
  Common stock, without par value, authorized 150,000,000 shares; issued and outstanding,
     104,729,131 shares in 2000 and 103,572,623 shares in 1999                          $1,043               $1,043
  Unrealized gain on securities available for sale, net of taxes                           139                  336
  Retained earnings                                                                        850                  720
--------------------------------------------------------------------------------- ------------- ------ ------------- ------
Total Common Equity                                                                      2,032    40%         2,099    55%
--------------------------------------------------------------------------------- ------------- ------ ------------- ------
South Carolina Electric & Gas Company:
Cumulative Preferred Stock (Not subject to purchase or sinking funds):

        $100 Par Value - Authorized 1,200,000 shares
          $50 Par Value - Authorized 125,209 shares
                                             Shares
                             Outstanding                    Redemption Price

                   Series           2000         1999
                   ------           ----         ----
        $100
Par                6.52%       1,000,000    1,000,000            100.00                    100                  100
          $50
Par                5.00%         125,209      125,209              52.50                     6                    6
--------------------------------------------------------------------------------- ------------- ------ ------------- ------
Total Preferred Stock (Not subject to purchase or sinking funds) (Note 10)                 106     2%           106     3%
--------------------------------------------------------------------------------- ------------- ------ ------------- ------

South Carolina Electric & Gas Company:
Cumulative Preferred Stock (Subject to purchase and sinking funds):

       $100 Par Value - Authorized 1,550,000 shares; None outstanding in 2000 and 1999 $50 Par Value - Authorized 1,560,287 shares

                                 Shares Outstanding          Redemption Price

                    Series          2000         1999
                    ------          ----         ----

                       4.50%       9,600       11,200             51.00                      1                    1
                     4.60% (A)    16,052       18,052             51.00                      1                    1
                       4.60%
                      (B)         57,800       61,200             50.50                      3                    3
                     5.125%       67,000       68,000             51.00                      3                    3
                     6.00%        69,835       73,035             50.50                      3                    4
                                --------- ------------
          Total                  220,287      231,487
                                ========= ============

           $25 Par Value - Authorized 2,000,000 shares; None outstanding in 2000 and 1999

---------------------------------------------------------------------------------- ------------ -------- ----------- -------

Total Preferred Stock  (Subject to purchase or sinking funds)                          11                    12

Less:  Current portion, including sinking fund requirements                            (1)                  (1)
---------------------------------------------------------------------------------- ------------ -------- ----------- -------

Total Preferred Stock, Net (Subject to purchase or sinking funds) (Notes 10 & 12)      10           -%       11         -%
---------------------------------------------------------------------------------- ------------ -------- ----------- -------

SCE&G-Obligated   Mandatorily   Redeemable   Preferred   Securities  of  SCE&G's
   Subsidiary Trust, SCE&G Trust I, holding solely $50 million principal amount

   of 7.55% Junior Subordinated Debentures of SCE&G, due 2027 (Note 10)                50            1%      50          1%
---------------------------------------------------------------------------------- ------------ -------- ----------- -------




















     -------------------------------------------------------------------- -- -------------- -------- -------------- -----------
     December 31,  (Millions of dollars)                                              2000                    1999
     -------------------------------------------------------------------- -- -------------- -------- -------------- -----------
     Long-Term Debt  (Notes 6 & 12)

     SCANA Corporation:
        Medium-Term Notes:                Series      Year of Maturity
                                          5.52%             2000                      -                     150
                                          6.15%             2000                      -                      20
                                          7.45%             2002                    300                       -
                                          5.91%(1)          2002                    400                       -
                                          6.51%             2003                     20                      20
                                          6.05%             2003                     60                      60
                                          6.25%             2003                     75                      75
                                          7.44%             2004                     50                      50
                                          6.90%             2007                     25                      25
                                          5.81%             2008                    115                     115

     (1)  Current rate, based on LIBOR, reset quarterly

     Bank note, due 2002-2003, LIBOR rate, reset 1, 2, 3 or 6 months,
        currently 6.57%                                                             300                        -

     South Carolina Electric & Gas Company:
        First Mortgage Bonds:              Series      Year of Maturity
                                           6%                2000                      -                    100
                                           6 1/4%            2003                   100                     100
                                           7.70%             2004                   100                     100
                                           7 1/2%            2005                   150                        -
                                           6 1/8%            2009                   100                     100
                                           7 1/8%            2013                   150                     150
                                           7 1/2%            2023                   150                     150
                                           7 5/8%            2023                   100                     100
                                           7 5/8%            2025                   100                     100

        First and Refunding Mortgage
     Bonds:                                Series      Year of Maturity
                                           9%                2006                    131                    131
                                           8 7/8%            2021                    103                    103

        Pollution Control Facilities Revenue Bonds:
           Fairfield County Series 1984, due 2014 (6.50%)                            57                      57
           Orangeburg County Series 1994, due 2024 (5.70%)                           30                      30
           Other                                                                     17                      17
        Charleston Franchise Agreement due 1997-2002                                   7                     11
     South Carolina Generating Company, Inc.:
           Berkeley County Pollution Control Facilities Revenue
              Bonds, Series 1984 due 2014 (6.50%)                                    36                      36
           Note, 7.78%, due 2011                                                     49                      49
     Public Service Company of North Carolina, Incorporated:
           Senior Debentures:             Series      Year of Maturity
                                          10%               2004                     17                        -
                                          8.75%             2012                     32                        -
                                          6.99%             2026                     50                        -
                                          7.45%             2026                     50                        -
     South Carolina Pipeline Corporation Notes, 6.72%, due 2013                      16                      17
     Other                                                                            4                        3
     -------------------------------------------------------------------- -- -------------- -------- -------------- -----------
     Total Long-Term Debt                                                        2,894                   1,869
     Less  -  Current maturities, including sinking fund requirements               (41)                   (303)
              -  Unamortized discount                                                 (3)                     (3)
     -------------------------------------------------------------------- -- -------------- -------- -------------- -----------
     Total Long-Term Debt, Net                                                   2,850          57%      1,563          41%
     -------------------------------------------------------------------- -- -------------- -------- -------------- -----------
     Total Capitalization                                                       $5,048         100%     $3,829         100%
     ==================================================================== == ============== ======== ============== ===========
     See Notes to Consolidated Financial Statements.







SCANA Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

----------------- ------------- -- --------- ------------------ ------------- ---------------- ----------- --------------
For the Years Ended December
31,                                           2000                          1999                         1998
------------------------------- -- ---------------------------- ------------------------------ --------------------------
(Millions of dollars)


                                     Common     Comprehensive      Common      Comprehensive     Common    Comprehensive
                                     Equity        Income          Equity         Income         Equity       Income
----------------- ------------- -- ----------- ---------------- ------------- ---------------- ----------- --------------
Retained
Earnings:
   Balance at
January 1                             $720                           $678                         $617
   Net Income                           250         $250              179          $179            223         $223
   Dividends declared on common
stock                                  (120)                         (137)                        (162)
---------------------------------- ----------- ---------------- ------------- ---------------- ----------- --------------
   Balance at December 31              850                            720                           678
------------------------------- -- ----------- ---------------- ------------- ---------------- ----------- --------------

Accumulated other comprehensive income:
  Balance at
January 1                              336                             25                            18
  Unrealized gains (losses)
on securities,
     net of taxes ($(106),
$165 and $4 in
     2000, 1999 and 1998,
respectively)                         (197)         (197)             311            311              7            7
------------------------------- -- ----------- ---------------- ------------- ---------------- ----------- --------------
  Comprehensive income                               $53                           $490                        $230
------------------------------- -- ----------- ---------------- ------------- ---------------- ----------- --------------
  Balance at
December 31                            139                            336                            25
----------------- ------------- -- ----------- ---------------- ------------- ---------------- ----------- --------------

Common Stock:
  Balance at
January 1                            1,043                          1,043                         1,153
  Shares issued                         488                              -                             -
  Shares
repurchased                           (488)                          -                             (110)
----------------- ------------- -- ----------- ---------------- ------------- ---------------- ----------- --------------
  Balance at
December 31                          1,043                          1,043                         1,043
----------------- ------------- -- ----------- ---------------- ------------- ---------------- ----------- --------------

Total Common
Equity                               $2,032                        $2,099                        $1,746
================= ============= == =========== ================ ============= ================ =========== ==============

Accumulated other comprehensive income at December 31, 2000, 1999 and 1998 was comprised of unrealized holding gains and losses on securities, net of taxes. There were no realized gains or losses from these securities for the years ended December 31, 2000, 1999 and 1998.



See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Principles of Consolidation

         SCANA Corporation (Company), a South Carolina corporation, is a registered public utility holding company within the meaning of the Public Utility Holding Company Act of 1935 (PUHCA). The Company, through wholly owned subsidiaries, is engaged predominately in the generation and sale of electricity to wholesale and retail customers in South Carolina and in the purchase, sale and transportation of natural gas to wholesale and retail customers in South Carolina, North Carolina and Georgia. The Company is also engaged in other energy-related businesses. The Company has investments in telecommunications companies and provides fiber optic communications in South Carolina.

         The accompanying Consolidated Financial Statements reflect the accounts of the Company and its wholly owned subsidiaries:

Regulated utilities                               Nonregulated businesses
South Carolina Electric & Gas Company (SCE&G)     SCANA Energy Marketing, Inc.
South Carolina Fuel Company, Inc. (Fuel Company)  SCANA Communications, Inc.
                                                   (SCI)
South Carolina Generating Company, Inc. (GENCO)   ServiceCare, Inc.
South Carolina Pipeline Corporation               Primesouth, Inc.
   (Pipeline Corporation)                         SCANA Resources, Inc.
Public Service Company of North Carolina,         SCANA Services, Inc.
   Incorporated (PSNC)                            SCANA Propane Gas, Inc.
                                                   (in liquidation)
                          SCANA Propane Services, Inc.
                                (in liquidation)
  SCANA Petroleum Resources, Inc. (in liquidation)
  SCANA Development Corporation (in liquidation)

         Certain investments are reported using the cost or equity method of accounting, as appropriate. Significant intercompany balances and transactions have been eliminated in consolidation except as permitted by Statement of Financial Accounting Standards (SFAS) 71 , "Accounting for the Effects of Certain Types of Regulation" which provides that profits on intercompany sales to regulated affiliates are not eliminated if the sales price is reasonable and the future recovery of the sales price through the rate-making process is probable.

B.  Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of SFAS 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of December 31, 2000, approximately $243 million and $75 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $140 million and $57 million, respectively. The electric and gas regulatory assets of approximately $45 million and $58 million, respectively (excluding deferred income tax assets), are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

C.  System of Accounts

         The accounting records of the Company's regulated subsidiaries are maintained in accordance with the Uniform System of Accounts prescribed by either the Federal Energy Regulatory Commission (FERC) or the National Association of Regulatory Utility Commissioners (NARUC) and as adopted by the Public Service Commission of South Carolina (PSC) or, in the case of PSNC, the North Carolina Utilities Commission (NCUC). The NARUC system of accounts is substantially the same as the FERC system of accounts.

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

         SCE&G, operator of the V. C. Summer Nuclear Station (Summer Station), and the South Carolina Public Service Authority (Santee Cooper) are joint owners of Summer Station in the proportions of two-thirds and one-third, respectively. The parties share the operating costs and energy output of the plant in these proportions. Each party, however, provides its own financing. Plant-in-service related to SCE&G's portion of Summer Station was approximately $965.0 million and $959.7 million as of December 31, 2000 and 1999, respectively. Accumulated depreciation associated with SCE&G's share of Summer Station was approximately $387.7 million and $365.1 million as of December 31, 2000 and 1999, respectively. SCE&G's share of the direct expenses associated with operating Summer Station is included in "Other operation and maintenance" expenses.

E.   Allowance for Funds Used During Construction (AFC)

         AFC, a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company's regulated subsidiaries calculated AFC using composite rates of 8.3%, 8.1% and 8.7% for 2000, 1999 and 1998, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. Interest on nuclear fuel in process is capitalized at the actual interest amount incurred.

F.   Revenue Recognition

         Revenues are recorded during the accounting period in which services are provided to customers, and include estimated amounts for electricity and natural gas delivered, but not yet billed. Prior to January 1, 2000 revenues related to regulated electric and gas services were recorded only as customers were billed (see Note 2).

         Fuel costs for electric generation are collected through the fuel cost component in retail electric rates. The fuel cost component contained in electric rates is established by the PSC during annual fuel cost hearings. Any difference between actual fuel costs and amounts contained in the fuel cost component is deferred and included when determining the fuel cost component during the next annual fuel cost hearing. SCE&G had undercollected through the electric fuel cost component approximately $35.5 million and $10.1 million at December 31, 2000 and 1999, respectively, which are included in "Deferred Debits
- Other regulatory assets."

         Customers subject to the gas cost adjustment clause are billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings. Any difference between actual gas costs and amounts contained in rates is deferred and included when establishing gas costs during the next annual gas cost recovery hearing. At December 31, 2000 and 1999 the Company had undercollected through the gas cost recovery procedure approximately $22.0 million and $4.1 million, respectively, which are included in "Deferred Debits Other regulatory assets."

         SCE&G's and PSNC's gas rate schedules for residential, small commercial and small industrial customers include a weather normalization adjustment, which minimizes fluctuations in gas revenues due to abnormal weather conditions.

G.  Depreciation and Amortization

         Provisions for depreciation and amortization are recorded using the straight-line method and are based on the estimated service lives of the various classes of property.

The composite weighted average depreciation rates for utility plant assets were as follows:


                        2000            1999            1998
---------------------------------- --------------- ---------------
SCE&G                   2.98%             2.99%           3.02%
GENCO                   2.67%             2.56%           2.65%
Pipeline Corporation    2.58%             2.62%           2.63%
PSNC                    4.15%              -               -
Aggregate of Above      3.09%             2.95%           2.98%

       Nuclear fuel amortization, which is included in "Fuel used in electric generation" and recovered through the fuel cost component of SCE&G's rates, is recorded using the units-of-production method. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the Department of Energy (DOE) under a contract for disposal of spent nuclear fuel.

       The acquisition adjustment relating to the purchase of certain gas properties in 1982 is being amortized over a 40-year period using the straight-line method. The acquisition adjustment related to the purchase of PSNC in 2000 is being amortized over a 35-year period using the straight-line method.

H.   Nuclear Decommissioning

       SCE&G's share of estimated site-specific nuclear decommissioning costs for Summer Station, including the cost of decommissioning plant components not subject to radioactive contamination, totals approximately $357.3 million, stated in 1999 dollars, based on a decommissioning study completed in 2000. Santee Cooper is responsible for decommissioning costs related to its ownership interest in the station. The cost estimate is based on a decommissioning methodology acceptable to the Nuclear Regulatory Commission (NRC) under which the site would be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that permits release for unrestricted use.

       SCE&G's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in each of 2000, 1999 and 1998) are used to pay premiums on insurance policies on the lives of certain Company personnel. SCE&G is the beneficiary of these policies. Through these insurance contracts, SCE&G is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds, less expenses, are transferred by SCE&G to an external trust fund in compliance with the financial assurance requirements of the NRC. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. SCE&G records its liability for decommissioning costs in deferred credits.

       In addition to the above, pursuant to the National Energy Policy Act passed by Congress in 1992 and the requirements of the DOE, SCE&G has recorded a liability for its estimated share of the DOE's decontamination and decommissioning obligation. The liability, approximately $2.8 million at December 31, 2000, has been included in "Long-Term Debt, net." SCE&G is recovering the cost associated with this liability through the fuel cost component of its rates; accordingly, this amount has been deferred and is included in "Deferred Debits - Other."

I.  Income Taxes

       The Company files a consolidated income tax return. Under a joint consolidated income tax allocation agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Deferred tax assets and liabilities are recorded for the tax effects of all significant temporary differences between the book basis and tax basis of assets and liabilities at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for changes in such rates through charges or credits to regulatory assets or liabilities if they are expected to be recovered from, or passed through to, customers of the Company's regulated subsidiaries; otherwise, they are charged or credited to income tax expense.

J.   Debt Premium, Discount and Expense, Unamortized Loss on Reacquired Debt

        Long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.

K.   Environmental

        The Company maintains an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company also has recovered portions of its environmental liabilities through settlements with various insurance carriers, including all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to SCE&G's gas operations by December 2005. Deferred amounts for SCE&G, net of amounts recovered through rates and insurance settlements, totaled $20.2 million and $23.7 million at December 31, 2000 and 1999, respectively. Deferred amounts for PSNC totaled $10.2 million at December 31, 2000. The deferral includes the estimated costs associated with the matters discussed in Note 13C.

L.  Temporary Cash Investments

        The Company considers temporary cash investments having original maturities of three months or less to be cash equivalents. Temporary cash investments are generally in the form of commercial paper, certificates of deposit and repurchase agreements.

M.  Commodity Derivatives

        To minimize price risk due to market fluctuations, the Company utilizes forward contracts, futures contracts, option contracts and swap agreements to hedge certain purchases and sales of natural gas. Changes in the market value of such financial contracts pertaining to nonregulated operations are deferred and included in income in the period in which the offsetting physical transactions occur. For such transactions related to the Company's regulated operations, gains and losses on these contracts are included as a component of the related cost of gas which is subject to recovery under the fuel adjustment clause. (See
Note 1F). The resulting under or over recovery of such costs is recorded in "Deferred Debits" or "Deferred Credits," respectively, on the balance sheet.

N.  Recently Issued Accounting Standard and Bulletin

         In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS 138, which amends certain provisions of SFAS 133 to expand the normal purchase and sale exemption for supply contracts and to redefine interest rate risk to reduce sources of ineffectiveness, among other things. The Company utilizes various derivatives in its risk management activities, including swaps and commodities futures. The Company adopted SFAS 133, as amended, on January 1, 2001. As a result of adopting SFAS 133, the Company recorded a credit of approximately $23.0 million, net of tax, as the effect of a change in accounting principle (transition adjustment) to other comprehensive income on January 1, 2001. This amount represents the reclassification of unrealized gains that were deferred and reported as liabilities at December 31, 2000. In the future, all gains/losses related to qualifying cash flow hedges deferred in other comprehensive income will be reclassified to earnings at the time the hedged transaction affects earnings.

       In December 1999 Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" was issued by the Securities and Exchange Commission
(SEC), and provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company's adoption of this bulletin in the fourth quarter of 2000 had no impact on its results of operations, cash flows or financial position.

O.  Stock Option Plan

        On April 27, 2000 the Company adopted the SCANA Corporation Long-Term Equity Compensation Plan (the Plan). Under the Plan, certain employees and non-employee directors may receive nonqualified stock options and other forms of equity compensation. The Company accounts for this equity-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In addition the Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation."

P.  Earnings Per Share

        Earnings per share amounts have been computed in accordance with SFAS 128, "Earnings Per Share." Under SFAS 128, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed as net income divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive potential common stock. The Company uses the treasury stock method in determining total dilutive potential common stock.

Q.  Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2000.

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

2.      Cumulative Effect of Accounting Change

        Effective January 1, 2000 the Company changed its method of accounting for operating revenues associated with its regulated utility operations from cycle billing to full accrual. The cumulative effect of this change was $29 million, net of tax. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service rendered but not yet billed as of the end of the accounting period.

        If this method had been applied retroactively, net income would have been $181 million ($1.75 per share) and $216 million ($2.05 per share) for the years ended December 31, 1999 and 1998, respectively, compared to $179 million ($1.73 per share) and $223 million ($2.12 per share), respectively, as reported.

3.      ACQUISITION

        On February 10, 2000 the Company completed its acquisition of PSNC in a business combination accounted for as a purchase. PSNC became a wholly owned subsidiary of the Company. PSNC is a public utility engaged primarily in transporting, distributing and selling natural gas to approximately 370,000 residential, commercial and industrial customers in 25 of its 28 franchised counties in North Carolina. Pursuant to the Agreement and Plan of Merger, PSNC shareholders were paid approximately $212 million in cash and 17.4 million shares of SCANA common stock valued at approximately $488 million. In connection with the acquisition, 16.3 million shares of SCANA common stock were repurchased for approximately $488 million. The results of operations of PSNC are included in the accompanying financial statements as of January 1, 2000, the effective date of acquisition . The total cost of the acquisition was approximately $700 million, which exceeded the fair value of the net assets acquired by approximately $466 million. The excess is being amortized over 35 years on a straight-line basis.

The following represents the unaudited pro forma results of operations of the Company for 1999 as if the acquisition were consummated on January 1, 1999. The unaudited pro forma results of operations exclude the effects of the accounting change discussed in Note 2 and include certain pro forma adjustments, including the amortization of the acquisition adjustment and interest on acquisition financing. The unaudited pro forma results of operations do not necessarily reflect the results that would have occurred had the acquisition occurred at January 1, 1999 or the results that may occur in the future.

In millions of dollars, except per share amount
----------------------------------------------------------- ------------------
Operating revenues                                          $2,385
Net income                                                     163
Basic and diluted earnings per share                          1.56

4.      RATE AND OTHER REGULATORY MATTERS

       South Carolina Electric & Gas Company

        A. On July 20, 2000 the PSC issued an order approving SCE&G's request for an out-of-period adjustment to increase the cost of gas component of its rates for natural gas service from 54.334 cents per therm to 68.835 cents per therm, effective with the first billing cycle in August 2000. As part of its regularly scheduled annual review of gas costs, the PSC issued an order on November 9, 2000 which further increased the cost of gas component to 78.151 cents per therm, effective with the first billing cycle in November 2000. On December 21, 2000 the PSC issued an order approving SCE&G's request for another out-of-period adjustment to increase the cost of gas component to 99.340 cents per therm, effective with the first billing cycle in January 2001.

        B. On July 5, 2000 the PSC approved SCE&G's request to implement lower depreciation rates for its gas operations. The new rates were effective retroactively to January 1, 2000 and resulted in a reduction in annual depreciation expense of approximately $2.9 million.

       C. On September 14, 1999 the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year. As of December 31, 2000, no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

       D. On December 11, 1998 the PSC issued an order requiring SCE&G to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the 12 months ended September 30, 1998. This return on common equity exceeded SCE&G's authorized return of 12.0 percent by 1.04 percent, or $22.7 million, primarily as a result of record heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the 12 months ended
September 30, 1998. On January 12, 1999 the PSC denied SCE&G's motion for reconsideration, ruled that no further rate action was required, and reaffirmed SCE&G's authorized return on equity of 12.0 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

        E. On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates which were fully implemented by January 1997. The PSC authorized a return on common equity of 12.0 percent. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for rate-making purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order initially to the South Carolina Circuit Court (Circuit Court), which affirmed the PSC's decisions, and, subsequently, to the South Carolina Supreme Court (Supreme Court). In March 1998 SCE&G, the PSC, the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized SCE&G to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $9.8 million was recorded in March 1998. The agreement does not affect retail electric rates. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction. In September 1998 the Supreme Court affirmed the Circuit Court's rulings on the issues contested by the remaining intervenor.

         F. In 1994 the PSC issued an order approving SCE&G's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been deferred. In November 2000, as a result of the annual review, the PSC approved SCE&G's request to maintain the billing surcharge at $.011 per therm to provide for the recovery of the remaining balance of $20.1 million.

        G. In September 1992 the PSC issued an order granting SCE&G's request for a $.25 increase in transit fares from $.50 to $.75 in Columbia, South Carolina; however, the PSC also required $.40 fares for low income customers and denied SCE&G's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. SCE&G appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied in an order dated May 9, 1996. In this order, the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996 the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996 the PSC issued an order affirming its previous orders and denied SCE&G's request for reconsideration. In response to an appeal of the PSC's order by SCE&G, the Circuit Court issued an order on May 25, 2000, which remanded the matter to the PSC for review of SCE&G's original application and request to terminate the low income rider fare. On September 27, 2000 the PSC issued an order granting the relief requested by SCE&G. On September 29, 2000 the Consumer Advocate filed a motion with the PSC for a stay of this order to which SCE&G filed a response. On October 3, 2000 the PSC accepted the Consumer Advocate's motion and issued a stay of its order. The Consumer Advocate and other intervenors have petitioned the Circuit Court for judicial review of the PSC's order granting relief. Action by the Circuit Court is pending.

        Public Service Company of North Carolina, Incorporated

        H. On April 6, 2000 the NCUC issued an order permanently approving PSNC's request to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. The NCUC previously allowed PSNC use of this mechanism on a trial basis. This procedure allows PSNC to manage its deferred gas costs better by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them.


        I. A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from PSNC's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. On December 30, 1999 PSNC filed an application with the NCUC to extend natural gas service to Madison, Jackson and Swain Counties, North Carolina. Pursuant to state statutes, the NCUC required PSNC to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. On June 29, 2000 the NCUC approved PSNC's requests for reinstatement of its exclusive franchises for Madison, Jackson and Swain Counties and disbursement of up to $28.4 million from PSNC's expansion fund for this project. PSNC estimates that the cost of this project will be approximately $31.4 million.

        J. On December 7, 1999 the NCUC issued an order approving the acquisition of PSNC by the Company. As specified in the NCUC order, PSNC reduced its rates by approximately $1 million in August 2000, will reduce rates another $1 million in August 2001 and has agreed to a five-year moratorium on general rate cases. General rate relief can be obtained during this period to recover costs associated with materially adverse governmental actions and force majeure events.

       K. On February 22, 1999 the NCUC approved PSNC's application to use expansion funds to extend natural gas service into Alexander County and authorized disbursements from the fund of approximately $4.3 million based upon budgeted construction cost of approximately $6.2 million. Most of Alexander County lies within PSNC's certificated service territory and did not previously have natural gas service. The project was completed and customers began receiving natural gas service in March 2000.

       L. On October 30, 1998 the NCUC issued an order in PSNC's general rate case filed in April 1998. The order, effective November 1, 1998, granted PSNC additional revenue of $12.4 million and allowed a 9.82 percent overall rate of return on PSNC's net utility investment. It also approved the continuation of the Weather Normalization Adjustment and Rider D Mechanisms and full margin transportation rates. PSNC's Rider D rate mechanism authorizes the recovery of all prudently incurred gas costs from customers on a monthly basis. Any difference in amounts paid and collected for these costs is deferred for subsequent refund to or collection from customers. On February 4, 2000, in response to an appeal by the Carolina Utility Customers Association, Inc., the Supreme Court of North Carolina affirmed the NCUC order.

5.      EMPLOYEE BENEFIT PLANS AND EQUITY COMPENSATION PLAN

        Employee Benefit Plans

     The Company sponsors a noncontributory defined benefit pension plan, which covers substantially all permanent employees. The Company's policy has been to fund the plan to the extent permitted by the applicable Federal income tax regulations as determined by an independent actuary.

     Effective July 1, 2000 the Company's pension plan was amended to provide a cash balance formula. With certain exceptions, employees were allowed to either remain under the final average pay formula or elect the cash balance formula. Under the final average pay formula, benefits are based on years of accredited service and the employee's average annual base earnings received during the last three years of employment. Under the cash balance formula, the monthly benefit earned under the final average pay formula at July 1, 2000 was converted to a lump sum amount for each employee and increased by transition credits for eligible employees. Under the cash balance formula, benefits based upon this opening balance increase going forward as a result of compensation credits and interest credits. The effect of this plan amendment was to reduce the Company's net periodic benefit income for the year ended December 31, 2000 by approximately $3.7 million.

     In addition to pension benefits, the Company provides certain unfunded health care and life insurance benefits to active and retired employees. Retirees share in a portion of their medical care cost. The Company provides life insurance benefits to retirees at no charge. The costs of postretirement benefits other than pensions are accrued during the years the employees render the services necessary to be eligible for the applicable benefits. Additionally, to accelerate the amortization of the remaining transition obligation for postretirement benefits other than pensions, as authorized by the PSC, the Company expensed approximately $0.7 million and $15.7 million for the years ended December 31, 1999 and 1998, respectively. (See Note 4E.)

     Effective July 1, 2000 PSNC's pension and postretirement benefit plans were merged with SCANA's plans. At the time of the merger of the plans, PSNC had recorded a prepaid pension cost of approximately $9.0 million and a postretirement welfare plan obligation of approximately $9.1 million in its consolidated balance sheet.

Disclosures required for these plans under SFAS 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" are set forth in the following tables:

Components of Net Periodic Benefit Cost

                                            Retirement Benefits              Other Postretirement Benefits
                                   --------------------------------------    --------------------------------------

Millions of dollars                      2000          1999        1998          2000          1999        1998
                                         ----          ----        ----          ----          ----        ----

Service cost                          $ 8.3        $10.0        $ 8.3           $ 2.7         $ 3.0        $ 2.6
Interest cost                           33.5         27.9        25.9             10.2           9.5          9.4
Expected return on assets              (76.6)       (65.5)      (59.3)             n/a           n/a          n/a
Prior service cost amortization           3.0         1.1          1.1             0.8           0.7          0.7
Actuarial (gain) loss                  (12.2)        (8.6)        (9.6)               -          1.2          1.0
Transition amount amortization            0.8          0.8         0.8             0.8           1.7        19.1
                                                                                      -
Special termination benefit cost        -              5.5       -                               1.0        -
                                                 ----- ---       --          -             ----  ---        -
Net periodic benefit (income)
cost                                 $(43.2)      $(28.8)      $(32.8)          $14.5         $17.1        $32.8
                                     =======      ======       ======           =====         =====        =====

Weighted-Average Assumptions
                                            Retirement Benefits              Other Postretirement Benefits
                                   --------------------------------------    --------------------------------------

As of December 31,                     2000         1999        1998             2000          1999        1998
                                       ----         ----        ----             ----          ----        ----

Discount rate                          8.0%         8.0%        7.0%             8.0%          8.0%        7.0%
Expected return on plan assets         9.5%         9.5%        9.5%             n/a           n/a          n/a
Rate of compensation increase          4.0%         4.0%        4.0%             4.0%          4.0%        4.0%

Changes in Benefit Obligation

                                        Retirement Benefits             Other Postretirement Benefits
                                   ------------------------------       ---------------------------------

Millions of dollars                     2000           1999                  2000            1999
                                        ----           ----                  ----            ----

Benefit obligation, January 1          $362.3         $389.3               $129.8           $137.0
Service cost                                8.3          10.0                   2.7              3.0
Interest cost                             33.5           27.9                 10.2               9.5
Plan participants' contributions            0.1            0.1                  0.5              0.5
Plan amendment                            65.4               -                  0.9                -
Actuarial (gain) loss                       1.6         (51.6)                 (7.8)          (14.5)
Acquisition/merger of plans               39.8               -                11.2                 -
Benefits paid                            (31.7)         (18.9)                 (8.5)            (6.7)

Special termination benefit cost              -            5.5               -                   1.0
                                     -----------   ------  ---               --        ------    ---
Benefit obligation, December 31        $479.3         $362.3               $139.0           $129.8
                                       ======         ======               ======           ======

Change in Plan Assets

                                                                     Retirement Benefits
                                                     ----------------------------------------------------
Millions of dollars                                            2000                      1999
                                                               ----                      ----

Fair value of plan assets, January 1                          $783.0                     $698.8
Actual return on plan assets                                    96.7                      103.0
Company contribution                                               -                          -
Plan participants' contributions                                 0.1                        0.1
Acquisition/merger of plans                                     46.2                          -
Benefits paid                                                  (31.7)                     (18.9)
                                                               -----                      -----
Fair value of  plan assets, December 31                       $894.3                     $783.0
                                                              ======                     ======







Funded Status of Plans

                                                       Retirement Benefits       Other Postretirement Benefits
                                                     ------------------------    -------------------------------

Millions of dollars                                     2000        1999               2000               1999
                                                        ----        ----               ----               ----

Funded status, December 31                             $415.0      $420.7           $(139.0)        $(129.8)
Unrecognized actuarial (gain) loss                      (297.6)     (294.0)             13.0            18.8
Unrecognized prior service cost                           73.7        11.4               4.5             4.3
Unrecognized net transition obligation                      4.8         5.6              8.3             9.1
                                                     ----------  ------ ---      -----   ---      -----  ---
Net amount recognized in Consolidated Balance Sheet    $195.9      $143.7           $(113.2)         $(97.6)
                                                     = ======      ======           ========         ======

Health Care Trends

The determination of net periodic other postretirement benefit cost is based on the following assumptions:

                                                                       2000       1999       1998
    ---------------------------------------------------------------- ---------- ---------- ----------

    Health care cost trend rate                                        7.5%       8.0%       8.5%
    Ultimate health care cost trend rate                               5.5%       5.5%       5.0%
    Year achieved                                                      2005       2005       2005

      The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic other postretirement health care benefit cost and the accumulated other postretirement benefit obligation for health care benefits are as follows:

    Millions of dollars                           1%                 1%
                                               Increase           Decrease
                                            --------------- -----------------

    Effect on health care cost                   $0.2              $(0.3)
    Effect on postretirement obligation           2.9               (3.4)

Long-Term Equity Compensation Plan

      The Long-Term Equity Compensation Plan (the Plan) became effective January 1, 2000. The Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units to certain key employees. The Plan currently authorizes the issuance of up to five million shares of the Company's common stock, no more than one million of which may be granted in the form of restricted stock. As of December 31, 2000 only nonqualified stock options had been granted. One-third of the options vest on each anniversary of the date of grant until full vesting occurs in the third year. The options expire ten years after the grant date. At December 31, 2000, no stock options were exercisable, and none were forfeited during the year.

      A summary of activity related to grants of nonqualified stock options follows:

                                    Weighted
                                             Number of            Average
                                              Options         Exercise Price
                                          ----------------- --------------------
  Outstanding - December 31, 1999                      -                 -
  Granted                                     160,508             $25.53
                                          ================= ====================
  Outstanding - December 31, 2000             160,508             $25.53
                                          ================= ====================

        The Company applies the intrinsic value method prescribed by APB 25 and related interpretations in accounting for grants made under the Plan. Because all options were granted with exercise prices equal to the fair market value of the Company's stock on the respective grant dates , no compensation expense has been recognized in connection with such grants. If the Company had determined compensation expense for the issuance of options based on the fair value method described in SFAS 123, "Accounting for Stock-Based Compensation," net income and earnings per share for 2000 would have been reduced to the pro forma amounts presented below:


Net income - as reported  (millions)                               $250.4
Net income - pro forma (millions)                                   250.3
Basic earnings per share and diluted - as reported                   2.40
Basic earnings per share and diluted - pro forma                     2.40

        For purposes of the above pro forma information, the weighted average fair value at grant date (the value at grant date of the right to purchase stock at a fixed price for an extended time period) for options granted in 2000 was $4.43 and was estimated using the Black-Scholes Option pricing model with the following weighted average assumptions.

Expected life of options (years)                          10
Risk free interest rate                                 5.99%
Volatility of underlying stock                            21%
Dividend yield of underlying stock                       4.4%

6.      LONG-TERM DEBT

        The annual amounts of long-term debt maturities and sinking fund requirements for the years 2001 through 2005 are summarized as follows:

       Year             Amount             Year              Amount
 ----------------- ----------------- ------------------ -----------------
                          (Millions of dollars)

       2001              $41.0             2004              $186.3
       2002              887.3             2005               182.0
       2003              447.5
 ----------------- ----------------- ------------------ -----------------

        Approximately $23.5 million of the portion of long-term debt payable in 2001 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

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

        SCE&G has three-year revolving lines of credit totaling $75 million, in addition to other lines of credit, that provide liquidity for issuance of commercial paper. The three-year lines of credit provide back-up liquidity when commercial paper outstanding is in excess of $175 million. The long-term nature of the lines of credit allow commercial paper in excess of $175 million to be classified as long-term debt. SCE&G's commercial paper outstanding totaled $117.5 million and $143.1 million at December 31, 2000 and 1999, at weighted average interest rates of 6.59 percent and 6.63 percent, respectively.

        Substantially all utility plant is pledged as collateral in connection with long-term debt.

     The Company has a $300 million credit agreement with banks. At December 31, 2000 the entire amount was outstanding.

7.     FUEL FINANCINGS

       Nuclear and fossil fuel inventories and sulfur dioxide emission allowances are financed through the issuance by Fuel Company of short-term commercial paper. These short-term borrowings are supported by a 364-day revolving credit agreement which expires December 19, 2001. The credit agreement provides for a maximum amount of $125 million to be outstanding at any time. Since the credit agreement expires within one year, commercial paper amounts outstanding have been classified as short-term debt.

       Commercial paper outstanding totaled $70.2 million at December 31, 2000 and 1999, at weighted average interest rates of 6.59 percent and 6.44 percent, respectively.

8.     SHORT-TERM BORROWINGS

       The Company pays fees to banks as compensation for its committed lines of credit. Commercial paper borrowings are for 270 days or less. Details of lines of credit (including uncommitted lines of credit) and short-term borrowings, excluding amounts classified as long-term (Note 6), at December 31, 2000 and 1999, are as follows:

Millions of dollars                                2000             1999
-------------------------------------------------------------- ---------------


Authorized lines of credit at year-end            $649.0              $558.3
Unused lines of credit at year-end                $564.0              $505.0
Short-term borrowings outstanding at year-end:
     Bank loans                                    $85.0               $53.2

          Weighted average interest rate            7.48%               7.80%
      Commercial paper                            $312.7              $213.3

          Weighted average interest rate            6.63%               6.63%

9.     COMMON EQUITY

     The changes in "Common Stock," without par value, during 2000, 1999 and 1998 are summarized as follows:

                                   Number of Shares    Millions of Dollars
-----------------------------------------------------------------------------
Balance at December 31, 1997          107,321,113               $1,152.9
   Repurchase of common stock          (3,748,490)                (110.0)
-----------------------------------------------------------------------------
Balance at December 31, 1998         103,572,623                 1,042.9
Changes in common stock                        -                  -
-----------------------------------------------------------------------------
Balance at December 31, 1999         103,572,623                 1,042.9

   Issuance of common stock           17,413,011                   487.7
   Repurchase of common stock        (16,256,503)                 (487.7)
-----------------------------------------------------------------------------

Balance at December 31, 2000          104,729,131               $1,042.9
=============================================================================

       The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 2000 approximately $32.7 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

       Cash dividends on common stock were declared during 2000, 1999 and 1998 at an annual rate per share of $1.15, $1.32 and $1.54, respectively.

10.    PREFERRED STOCK

       The call premium of the respective series of preferred stock in no case exceeds the amount of the annual dividend. Retirements under sinking fund requirements are at par values. The aggregate annual amount of purchase fund or sinking fund requirements for preferred stock for the years 2001 through 2005 is $2.8 million.

       The changes in "Total Preferred Stock (Subject to purchase or sinking funds)" during 2000, 1999 and 1998 are summarized as follows:

                                        Number of Shares   Millions of Dollars
--------------------------------------------------------- ----------------------
Balance at December 31, 1997                 251,094               $12.5
   Shares Redeemed  - $50 par value          (11,042)               (0.5)
--------------------------------------------------------- ----------------------
Balance at December 31, 1998                 240,052                12.0
   Shares Redeemed  - $50 par value           (8,565)               (0.4)
--------------------------------------------------------- ----------------------
Balance at December 31, 1999                 231,487                11.6
   Shares Redeemed - $50 par value           (11,200)               (0.6)
--------------------------------------------------------- ----------------------
Balance at December 31, 2000                 220,287                $11.0
========================================================= ======================

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

11.    INCOME TAXES

       Total income tax expense attributable to income before cumulative effect of accounting change for 2000, 1999 and 1998 is as follows:

Millions of dollars                              2000         1999         1998
----------------------------------------------------------------------- --------
Current taxes:
      Federal                                    $88.2        $94.5      $114.8
      State                                        9.2          0.6         2.2
----------------------------------------------------------------------- --------
----------------------------------------------------------------------- --------
            Total current taxes                   97.4         95.1       117.0
----------------------------------------------------------------------- --------
----------------------------------------------------------------------- --------
Deferred taxes, net:
      Federal                                     29.8          6.1         2.3
      State                                        4.7          1.5         2.0
----------------------------------------------------------------------- --------
----------------------------------------------------------------------- --------
            Total deferred taxes                  34.5          7.6         4.3
----------------------------------------------------------------------- --------
----------------------------------------------------------------------- --------
Investment tax credits:
      Deferred - State                             5.0         13.4        14.3
      Amortization of amounts deferred - State    (1.3)        (1.2)       (0.9)
      Amortization of amounts deferred - Federal  (4.0)        (3.6)       (3.6)
----------------------------------------------------------------------- --------
            Total investment tax credits          (0.3)         8.6         9.8
----------------------------------------------------------------------- --------
Non-conventional fuel tax credits:
      Deferred - Federal                           9.4          n/a         n/a
----------------------------------------------------------------------- --------
            Total income tax expense            $141.0       $111.3      $131.1
======================================================================= ========

       The difference between actual income tax expense and the amount calculated from the application of the statutory Federal income tax rate (35% for 2000, 1999 and 1998) to pre-tax income before cumulative effect of accounting change is reconciled as follows:

Millions of dollars                                                   2000              1999             1998
--------------------------------------------------------------- ----------------- ----------------- -----------------

Income before cumulative effect of accounting change                 $221.6            $179.0            $223.4
Total income tax expense:
   Charged to operating expense                                        152.0            112.9              136.2
   Credited to other items                                              (11.0)            (1.6)               (5.1)
Preferred stock dividends                                                 7.4              7.4                 7.5
--------------------------------------------------------------- ----------------- ----------------- -----------------
=============================================================== ================= ================= =================
      Total pre-tax income                                           $370.0            $297.7            $362.0
=============================================================== ================= ================= =================
=============================================================== ================= ================= =================

Income taxes on above at statutory Federal income tax rate           $129.5            $104.2            $126.7
Increases (decreases) attributed to:
   State income taxes (less Federal income tax effect)                  11.4               9.3            11.4
    Non-deductible book amortization of acquisition
adjustments                                                               5.0              0.4             0.4
   Amortization of Federal investment tax credits                        (4.0)            (3.6)               (3.6)
   Other differences, net                                                (0.9)             1.0                (3.8)
--------------------------------------------------------------- ----------------- ----------------- -----------------
=============================================================== ================= ================= =================
        Total income tax expense                                     $141.0            $111.3            $131.1
=============================================================== ================= ================= =================


       The tax effects of significant temporary differences comprising the Company's net deferred tax liability of $819.2 million at December 31, 2000 and $789.2 million at December 31, 1999 (see Note 1I), are as follows:

Millions of dollars                                2000                1999
--------------------------------------------- ---------------- -----------------
Deferred tax assets:

   Unamortized investment tax credits               $63.0              $62.8
   Other postretirement benefits                     40.6               36.6
   Early retirement programs                         14.6               14.8
   Deferred compensation                              8.8                8.8
   Cycle billing                                        -               15.5
   Other                                             27.4               19.0
--------------------------------------------- ---------------- -----------------
        Total deferred tax assets                   154.4              157.5
--------------------------------------------- ---------------- -----------------

Deferred tax liabilities:
   Property, plant and equipment                    765.5              665.4
   Investments in equity securities                  80.0              184.7
   Pension  plan benefit income                      65.3               50.7
   Research and experimentation costs                26.8               27.3
   Deferred fuel costs                               18.5                5.5
   Cycle billing                                      1.9                  -
   Other                                             15.6               13.1
--------------------------------------------- ---------------- -----------------
        Total deferred tax liabilities              973.6              946.7
--------------------------------------------- ---------------- -----------------
Net deferred tax liability                         $819.2             $789.2
============================================= ================ =================


       The Internal Revenue Service has examined and closed consolidated Federal income tax returns of the Company through 1995, has examined and proposed adjustments to the Company's 1996 and 1997 Federal returns, and is currently examining the Company's Federal returns for 1998 and 1999. The Company does not anticipate that any adjustments which might result from these examinations will have a significant impact on its results of operations, cash flows or financial position.

12.    FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

Millions of dollars                                                   2000                          1999
--------------------------------------------------------- ----------------------------- -----------------------------
                                                                           Estimated                     Estimated
                                                            Carrying         Fair         Carrying         Fair
                                                             Amount          Value         Amount          Value
--------------------------------------------------------- -------------- -------------- -------------- --------------
Assets:
    Cash and temporary cash investments                        $158.7        $158.7          $116.0         $116.0
    Investments                                                 681.7       1,234.5            941.8       1,952.4
Liabilities:
    Short-term borrowings                                       397.7          397.7           266.5          266.5
    Long-term debt                                           2,890.5        2,931.9         1,865.8        1,830.7
    Preferred stock (subject to purchase or sinking
funds)                                                           11.0             8.7            11.6  8.5

       The information presented herein is based on pertinent available information as of December 31, 2000 and 1999. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 2000, and the current estimated fair value may differ significantly from the estimated fair value at that date.

       The following methods and assumptions were used to estimate the fair value of the above classes of financial instruments:

o Cash and temporary cash investments, including commercial paper, repurchase agreements, treasury bills and notes, are valued at their carrying amount.

o Fair values of investments and long-term debt are based on quoted market prices of the instruments or similar instruments. For debt instruments for which there are no quoted market prices available, fair values are based on net present value calculations. For investments for which the fair value is not readily determinable, fair value approximates cost. Settlement of long-term debt may not be possible or may not be considered prudent.

o        Short-term borrowings are valued at their carrying amount.

o The fair value of preferred stock (subject to purchase or sinking funds) is estimated on the basis of market prices.

At December 31, 2000, SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, held the following investments in ITC Holding Company, Inc. (ITC) and its affiliates:

          o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCH owns approximately 4.9 million common shares of Powertel at a cost of approximately $77.7 million. Powertel common stock closed at $61.9375 per share on December 31, 2000, resulting in a pre-tax unrealized holding gain of $228.8 million (a decline of $189.0 million from December 31, 1999). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses on common shares. In addition, SCH owns the following series of non-voting convertible preferred shares, at the approximate cost noted: 100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and 50,000 shares 6.5 percent series E ($75.0 million). Cumulative dividends on preferred series E shares are generally paid in common shares of Powertel and are accrued quarterly. Preferred series B shares become convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.6 million common shares. Preferred series D shares become convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares become convertible in June 2003 at a conversion price of $22.01 per common share or approximately
               3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, as converted, the market value of the underlying common shares for the preferred shares was approximately $606.9 million at December 31, 2000, reflecting an unrecorded pre-tax holding gain of $434.3 million (a decline of $368.4 million from December 31, 1999).

               On August 28, 2000 SCH announced that under terms of separate definitive agreements, Powertel has agreed to be acquired by either Deutsche Telekom AG or VoiceStream Wireless Corporation (VoiceStream). If Deutsche Telekom's previously announced acquisition of VoiceStream is successfully completed, then Deutsche Telekom would also acquire Powertel. If the Deutsche Telekom - VoiceStream transaction is not completed, then
               VoiceStream would acquire Powertel. In connection with these transactions, SCH entered into stockholder agreements with each of Deutsche Telekom and VoiceStream pursuant to which SCH agreed to vote its Powertel shares in support of either of these transactions. In addition, SCH agreed to certain restrictions on disposition of its Powertel shares and the shares it would receive in either of these transactions. On March 13, 2001 Powertel shareholders approved the acquisition agreements.

          o ITC^DeltaCom, Inc. (ITCD) is a fiber optic telecommunications provider. SCH owns approximately 5.1 million common shares of ITCD at a cost of approximately $43.0 million. ITCD common stock closed at $5.39 per share on December 31, 2000, resulting in an unrealized pre-tax holding loss of $15.4 million (a decline of $113.7 million from December 31, 1999). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses on common shares. In addition, SCH owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares become convertible in March 2002 into 2,961,542 shares of ITCD common stock. The market value of series A preferred stock of ITCD is not readily determinable. However, as converted, the market value of the underlying common stock for the series A preferred stock was approximately $16.0 million at December 31, 2000, reflecting an unrecorded pre-tax holding gain of $4.8 million (a decline of $65.8 million from December 31, 1999).

          o Knology, Inc. (Knology) is a broad-band service provider of cable television, telephone and internet services. SCH owns $71,050,000 face amount of 11.875 percent Senior Discount Notes due 2007 of Knology Broadband, Inc., a wholly-owned subsidiary of Knology. The Senior Discount Notes have a book basis at December 31, 2000 of approximately $57.9 million. In addition, SCH owns approximately 7.2 million shares of Knology Series A Convertible Preferred Stock with a cost basis of approximately $5.0 million and warrants to purchase approximately 0.2 million shares of Series A Convertible Preferred Stock. On January 12, 2001 SCH invested $25.0 million for approximately 8.3 million shares of Series C Convertible Preferred Stock of Knology. The market value of these investments is not readily determinable.

o ITC holds ownership interests in several Southeastern communications companies, including those discussed above. SCH owns approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $5.8 million, $7.2 million, and $4.0 million, respectively. The market values of these investments are not readily determinable.

13.    COMMITMENTS AND CONTINGENCIES

A.      Lake Murray Dam Reinforcement

        On October 15, 1999 FERC notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. SCE&G and FERC have been discussing possible reinforcement alternatives for the dam over the past several years as part of SCE&G's ongoing hydroelectric operating license with FERC. Until discussions are concluded, it is not possible to finalize the cost of the project; however, it is possible that the cost could range up to $250 million. Although any costs incurred by SCE&G are expected to be recoverable through electric rates, SCE&G also is exploring alternative sources of funding. The project is expected to be completed in 2004.

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

       SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited (NEIL). The policies covering the nuclear facility for property damage, excess property damage and outage cost permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $8.1 million.

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

C.     Environmental

       South Carolina Electric & Gas Company

       In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned MGPs, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action Work Plan in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. SCE&G estimates that the Record of Decision will result in costs of approximately $13.3 million, of which approximately $2 million remains. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. SCE&G submitted a Comprehensive Remedial Design Work Plan (RDWP) on December 17, 1999 and proceeded with implementation pending agency approval. The RDWP was approved by the EPA in July 2000, and its implementation continues.

       In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April 2000) and transferred the facility to the City in exchange for a $16.5 million, 18-year municipal bond collateralized by revenues from, and a mortgage on, the parking garage.

        SCE&G owns three other decommissioned MGP sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with DHEC pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion, and a covenant not to sue. For the site located in Florence, South Carolina, SCE&G entered into a similar Remedial Action Plan Contract with DHEC effective September 5, 2000. SCE&G is continuing to investigate the remaining site in Columbia, and is monitoring the nature and extent of residual contamination.

       Public Service Company of North Carolina, Incorporated

       PSNC owns, or has owned, all or portions of seven sites in North Carolina on which MGPs were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at only one site, and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources has recommended that no further action be taken with respect to one site. An environmental due diligence review of PSNC conducted in February 1999 estimated that the cost to remediate the remaining sites would range between $11.3 million and $21.9 million. During the second quarter of 2000, the review was finalized and the estimated liability was recorded. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of December 31, 2000, PSNC has recorded a liability and associated regulatory asset of $10.2 million, which reflects the minimum amount of the range, net of shared cost recovery from other PRPs. Amounts incurred to date are not material. Management intends to request recovery of additional MGP cleanup costs not recovered from other PRPs in future rate case filings, and believes that all costs incurred will be recoverable in gas rates.

D.     Franchise Agreement

       See Note 6 for a discussion of the electric franchise agreement between SCE&G and the City of Charleston.

E.     Claims and Litigation

       The Company and Westvaco each own a 50 percent interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The facility began operations in March 1999. On September 10, 1998 the contractor in charge of construction filed suit in Circuit Court seeking approximately $52 million from Cogen, alleging that it incurred construction cost overruns relating to the facility and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, SCE&G and the Company were also named as defendants in the suit. The Company and the other defendants believe the suit is without merit and are mounting an appropriate defense. The Company does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

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

       The Company is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company.

14.    SEGMENT OF BUSINESS INFORMATION

       The Company's reportable segments, based on combined revenues from external and internal sources, are Electric Operations, Gas Distribution, Gas Transmission, Retail Gas Marketing and Energy Marketing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company records intersegment sales and transfers of electricity and gas based on rates established by the appropriate regulatory authority. Non-regulated sales and transfers are recorded at current market prices.

        Electric Operations is comprised of the electric portion of SCE&G, GENCO and Fuel Company and is primarily engaged in the generation, transmission and distribution of electricity. SCE&G's electric service territory extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. Sales of electricity to industrial, commercial and residential customers are regulated by the PSC. SCE&G is also regulated by FERC. GENCO owns and operates the Williams Station generating facility and sells all of its electric generation to SCE&G. GENCO is regulated by FERC. Fuel Company acquires, owns and provides financing for the fuel and emission allowances required for the operation of SCE&G and GENCO generation facilities.

       Gas Distribution, comprised of the local distribution operations of SCE&G and PSNC, is engaged in the purchase and sale, primarily at retail, of natural gas. SCE&G's operations extend to 31 counties in South Carolina covering approximately 21,000 square miles. PSNC was acquired by SCANA in 2000. PSNC's operations cover 25 counties in North Carolina and approximately 11,500 square miles. Gas Transmission is comprised of Pipeline Corporation, which is engaged in the purchase, transmission and sale of natural gas on a wholesale basis to distribution companies (including SCE&G), and directly to industrial customers in 40 counties throughout South Carolina. Pipeline Corporation also owns LNG liquefaction and storage facilities. Both of these segments are regulated by the state commission in their respective state of operations.

       Retail Gas Marketing markets natural gas in Georgia's deregulated natural gas market. Energy Marketing markets electricity, natural gas and other light hydrocarbons, primarily in the Southeast.

       The Company's regulated reportable segments share a similar regulatory environment and, in some cases, overlapping service areas. However, Electric Operations' product differs from the other segments, as does its generation process and method of distribution. The gas segments differ from each other primarily based on the class of customers each serves and the marketing strategies resulting from those differences. The marketing segments are non-regulated, but differ from each other primarily based on their respective markets.

Disclosure of Reportable Segments

Millions of dollars
--------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- ---------------
                       Electric       Gas           Gas       Retail Gas    Energy        All     Adjustments/   Consolidated
        2000          Operations  Distribution Transmission   Marketing    Marketing     Other    Eliminations      Total
--------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- ---------------

External Customer
Revenue                 $1,344        $745         $253          $548        $544         $41         $(42)         $3,433
Intersegment Revenue        318           1          236             -            -          9       (564)                -
Operating Income
(Loss)                     446           85           28           n/a         n/a           -           (5)           554
Interest Expense             13          20            4             5            1         26         156             225
Depreciation &
Amortization               155           53            7             1            -          5          (4)            217
Income Tax Expense
(Benefit)                     1          23            8             1           (1)        (4)        113             141
Net Income (loss)             7          19           16            4           (4)         (6)       214              250
Segment Assets          4,953        1,628          309          103          215         685        (473)           7,420
Expenditures for
Assets                     229          58           18             -            -           8          48             361
Deferred Tax Assets          6            -            3            5            4           1         (19)               -
--------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- ---------------

Millions of dollars
--------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- ---------------
                       Electric       Gas           Gas       Retail Gas    Energy        All     Adjustments/   Consolidated
        1999          Operations  Distribution Transmission   Marketing    Marketing     Other    Eliminations      Total
--------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- ---------------

External Customer
Revenue                 $1,226       $234          $188          $207        $224         $73         $(74)         $2,078
Intersegment Revenue       308            5         154              -            -        11         (478)               -
Operating Income
(Loss)                     390          22            20          n/a          n/a                     (79)            353
Interest Expense             12        n/a             4            4             1        23           98             142
Depreciation &
Amortization               148          13             7             1            1          7           (8)           169
Income Tax Expense
(Benefit)                     1        n/a             9          (24)           (2)       21          106             111
Net Income (loss)             6        n/a           14           (45)           (4)       22          186             179
Segment Assets           4,751        399           253           (24)         168        932        (468)           6,011
Expenditures for
Assets                     201          19             8            2             1          6          24             261
Deferred Tax Assets           6        n/a             3            -             1          1            5             16
--------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- ---------------


Millions of dollars
--------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- ---------------
                       Electric       Gas           Gas       Retail Gas    Energy        All     Adjustments/   Consolidated
        1998          Operations  Distribution Transmission   Marketing    Marketing     Other    Eliminations      Total
--------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- ---------------

External Customer
Revenue                 $1,220       $225          $185           $3         $565         $68        $(160)         $2,106
Intersegment Revenue       286            5          145           -              -          8        (444)               -
Operating Income
(Loss)                     436          29            27         n/a           n/a           -          (22)           470
Interest Expense             11        n/a             4          -              -          19           89            123
Depreciation &
Amortization               126          12             7          -              -           7           (7)           145
Income Tax Expense
(Benefit)                     -        n/a             8         (4)            (3)         (2)         132            131
Net Income (loss)             6        n/a           16          (8)            (7)         (4)         220            223
Segment Assets           4,600        381           239           2             71        503          (515)         5,281
Expenditures for
Assets                      205        19            11           2              2         17            47            303
Deferred Tax Assets           5       n/a              3          -              -           4           10              22
--------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- ---------------


       Revenues and assets from segments below the quantitative thresholds are attributable to SCE&G's transit operations, which are regulated by the PSC, and to nine other wholly owned subsidiaries of the Company. These subsidiaries conduct non-regulated operations in energy-related and telecommunications industries. None of these subsidiaries met any of the quantitative thresholds for determining reportable segments in 2000, 1999 or 1998.

       Management uses operating income to measure segment profitability for regulated operations. For non-regulated operations, management uses net income for this purpose. Accordingly, SCE&G does not allocate interest charges or income tax expense  (benefit) to the  Electric  Operations  or Gas  Distribution segments. Similarly, management evaluates utility plant for segments attributable to SCE&G and total assets for SCE&G as a whole, as well as for other operating segments. Therefore, SCE&G does not allocate accumulated depreciation, common and non-utility plant, or deferred tax assets to reportable segments. However, GENCO and PSNC do have interest charges, income taxes and deferred tax assets, which are included in Electric Operations and Gas Distribution, respectively. Interest income is not reported by segment and is not material. For 2000, adjustments to net income and income tax expense include the effect of the accounting change described in Note 2.

       The Consolidated Financial Statements report operating revenues which are comprised of the reportable segments. Revenues from non-reportable segments are included in Other Income. Therefore, the adjustments to total revenue remove revenues from non-reportable segments. Adjustments to Net Income consist of SCE&G's unallocated net income.

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

       Adjustments to Interest Expense, Income Tax Expense (Benefit) and Deferred Tax Assets include primarily the totals from SCANA or SCE&G that are not allocated to the segments. Interest Expense is also adjusted to eliminate inter-affiliate charges. Adjustments to depreciation and amortization consist of non-reportable segment expenses, which are not included in the depreciation and amortization reported on a consolidated basis. Deferred Tax Assets are also adjusted to remove the non-current portion of those assets.

15.      SUBSEQUENT EVENTS

       On January 24, 2001 SCANA issued $202 million two-year floating rate notes maturing on January 24, 2003. The interest rate is reset quarterly based on three-month LIBOR plus 110 basis points. Also on January 24, 2001 SCE&G issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. On February 16, 2001 PSNC issued $150 million of medium-term notes having an annual interest rate of 6.625 percent and maturing on February 15, 2011. The proceeds from these borrowings were used to reduce short-term debt and for general corporate purposes.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars, except per share amounts)


---------------------------------------------------------------------------------------------------------------------------
                                                     First        Second        Third         Fourth
2000                                                Quarter       Quarter      Quarter        Quarter       Annual
------------------------------------------------- ------------- ------------ ------------- -------------- -----------

Total operating revenues                              $821          $662          $816        $1,134        $3,433
Operating income                                       172(1)          99          146            137          554
Income before cumulative effect of
  accounting change                                     75             28          59             59           221
Cumulative effect of accounting change,
   net of taxes                                         29              -             -            -           29
Net income                                            104             28            59            59          250
Basic and diluted earnings per share
  before cumulative effect
  of accounting change                                 .72           .27           .56           .57         2.12
Cumulative effect of accounting change,
  net of taxes                                         .28              -             -             -          .28
Basic and diluted earnings per share                  1.00            .27          .56           .57         2.40


---------------------------------------------------------------------------------------------------------------------------
                                                     First         Second        Third        Fourth
1999                                                Quarter        Quarter      Quarter       Quarter       Annual
------------------------------------------------- ------------- -------------- ----------- -------------- -----------
                                                           (Millions of Dollars, except per share amounts)

Total operating revenues                              $546          $435            $558        $539      $2,078

Operating income                                         88            69      135                  61         353

Net income                                               37            24      67                   51         179

Basic and diluted earnings per share                    .36           .23      .65                 .49        1.73
------------------------------------------------- ------------- -------------- ----------- -------------- -----------

(1) Excludes $52 million of income taxes that were formerly reported in first quarter operating income.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY












Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................  74

Item 7A.      Quantitative Disclosures About Market Risk.................  84

Item 8.       Financial Statements and Supplementary Data................  84

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

       Statements included in this discussion and analysis (or elsewhere in this annual report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment,
(2) changes in the utility regulatory environment, (3) changes in the economy, especially in SCE&G's service territory, (4) the impact of competition from other energy suppliers, (5) growth opportunities, (6) the results of financing efforts, (7) changes in SCE&G's accounting policies, (8) weather conditions, especially in areas served by SCE&G, (9) inflation, (10) changes in environmental regulations and (11) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the SEC. SCE&G disclaims any obligation to update any forward-looking statements.

COMPETITION

Regulated Electric and Gas Markets

        Efforts to restructure electric markets at the state level have slowed considerably. Dwindling operating reserves and rolling blackouts in parts of California in January and February 2001 have been widely reported nationwide. These shortages of electricity have been attributed to flawed state restructuring legislation, unplanned generating plant shutdowns and other economic factors. In response, many states that had passed or considered legislation to restructure the electric industry have stopped such efforts or are proceeding more slowly.

        In South Carolina, electric restructuring efforts have also stalled. The developments unfolding in California, and several unrelated, contentious issues before the General Assembly have combined to make consideration of electric restructuring legislation unlikely in 2001. Legislation or regulatory action at the Federal level, particularly as a part of a larger energy policy initiative, may be considered in 2001. SCE&G is not able to predict whether any restructuring legislation or regulatory action will be enacted and, if it is, the conditions it will impose on utilities.

        SCE&G has undertaken a variety of initiatives aimed at preparing for a restructured electric market. These initiatives include obtaining accelerated recovery of electric regulatory assets, establishing open access transmission tariffs and selling bulk power to wholesale customers at market-based rates. Marketing of services to commercial and industrial customers has also increased significantly, and SCE&G has obtained long term power supply contracts with a significant portion of its industrial customers. SCE&G believes that these actions, as well as numerous others that have been and will be taken, demonstrate its ability and commitment to succeed in the evolving operating environment.

       Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, SCE&G may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on SCE&G's results of operations in the period the write-off would be recorded. It is expected that cash flows and the financial position of SCE&G would not be materially affected by the discontinuation of the accounting treatment. SCE&G reported approximately $211 million and $65 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $129 million and $52 million, respectively, on its balance sheet at December 31, 2000.

       SCE&G's generation assets are exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, SCE&G could be required to write down its investment in these assets. SCE&G cannot predict whether any write-downs will be necessary and, if they are, the extent to which they would adversely affect SCE&G's results of operations in the period in which they would be recorded. As of December 31, 2000, SCE&G's net investment in fossil/hydro and nuclear generation assets was $1,154.9 million and $587.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       The cash requirements of SCE&G arise primarily from its operational needs, funding its construction program and payment of dividends to SCANA. The ability of SCE&G to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon its ability to attract the necessary financial capital on reasonable terms. SCE&G recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and SCE&G continues its ongoing construction program, it may be necessary to seek increases in rates. As a result, SCE&G's future financial position and results of operations will be affected by its ability to obtain adequate and timely rate and other regulatory relief, if requested.

       The revised estimated primary cash requirements for 2001, excluding requirements for fuel liabilities and short-term borrowings and including notes payable to affiliated companies, and the actual primary cash requirements for 2000 are as follows:

Millions of dollars                                 2001           2000
-------------------------------------------------------------- --------------


Property additions and construction
    expenditures, net of allowance for
   funds used during construction                   $396            $248
Nuclear fuel expenditures                             26              29
Investments                                            -               1
Maturing obligations, redemptions and
  sinking and purchase fund requirements               5             104
------------------------------------------------------------- --------------
            Total                                    $427           $382
============================================================== ==============

       Approximately 63 percent of total cash requirements (after payment of dividends) was provided from internal sources in 2000 as compared to 69 percent in 1999.

       SCE&G anticipates that its 2001 cash requirements of $427 million will be met through internally generated funds (approximately 64 percent, after payment of dividends) and the incurrence of additional short-term and long-term indebtedness. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future.

       SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for 12 consecutive months out of the 18 months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2000 the Bond Ratio was 6.43. The Old Mortgage allows the issuance of additional Class A Bonds to an additional principal amount equal to (i) 70 percent of unfunded net property additions (which unfunded net property additions totaled approximately $1,452 million at December 31, 2000), (ii) retirements of Class A Bonds (which retirement credits totaled $68.4 million at December 31, 2000), and (iii) cash on deposit with the Trustee.

         SCE&G is subject to a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $665 million were available for such purpose as of December 31, 2000). New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 2000 the New Bond Ratio was 6.34.

         The following additional financing transactions have occurred since January 1, 2000:

o On June 14, 2000 SCE&G issued $150 million of First Mortgage Bonds having an annual interest rate of 7.50 percent and maturing on June 15, 2005. The proceeds from the sale of these bonds were used to pay the maturity of SCE&G's $100 million First Mortgage Bonds due June 15, 2000, to reduce short-term debt and for general corporate purposes.

o On January 24, 2001 SCE&G issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.


         Without the consent of at least a majority of the total voting power of SCE&G's preferred stock, SCE&G may not issue or assume any unsecured indebtedness if, after such issue or assumption, the total principal amount of all such unsecured indebtedness would exceed ten percent of the aggregate principal amount of all of SCE&G's secured indebtedness and capital and surplus; however, no such consent is required to enter into agreements for payment of principal, interest and premium for securities issued for pollution control purposes.

         Pursuant to Section 204 of the Federal Power Act, SCE&G must obtain FERC authority to issue short-term debt. The FERC has authorized SCE&G to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of 12 months or less, but not later than December 31, 2002.

         At December 31, 2000 SCE&G had $250 million of unused authorized lines of credit which consists of a credit agreement for a maximum of $250 million to support the issuance of commercial paper. SCE&G's commercial paper outstanding at December 31, 2000 and 1999 was $117.5 million and $143.1 million, respectively. In addition, Fuel Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 2000. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 2000 was $70.2 million. This commercial paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by SCE&G.

         SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the 12 consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 2000 the Preferred Stock Ratio was 2.09.

         On September 21, 1999 SCE&G announced a $256 million gas turbine generator project in Aiken County, South Carolina. Two combined-cycle turbines will burn natural gas to produce 300 megawatts of new electric generation and use exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station. The turbine project is scheduled to be completed by June 2002.

         On October 15, 1999 FERC notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. SCE&G and FERC are discussing possible reinforcement alternatives for the dam over the past several years as part of SCE&G's ongoing hydroelectric operating license with FERC. Until discussions are concluded, it is not possible to finalize the cost of the project; however, it is possible that the cost could range up to $250 million. Although any costs incurred by SCE&G are expected to be recoverable through electric rates, SCE&G also is exploring alternative sources of funding. The project is expected to be completed in 2004.

       On October 7, 2000 Summer Station was removed from service for a planned maintenance and refueling outage scheduled to last 38 1/2 days. During initial inspection activities, plant personnel discovered a small leak coming from a hole in a weld in a primary coolant system pipe. SCE&G performed extensive ultrasonic testing of similar welds in the cooling system, which confirmed that the problem was limited to this single weld. A root cause analysis determined that the cause of the crack was primary water stress corrosion cracking. The repair involved cutting out a twelve-inch long spool of the pipe, which included the entire weld, and installing a new spool piece. Repairs have been completed and the integrity of the new welds have been verified through extensive testing. The plant was returned to service in March 2001. The NRC was closely involved throughout this process and approved SCE&G's actions to repair the crack, as well as the restart schedule. SCE&G will continue to monitor primary coolant system pipes during the next outage, scheduled for Spring of 2002. SCE&G recorded a pretax charge of approximately $6 million in the fourth quarter of 2000 to expense repair costs to date. Additional costs that may be recorded in the first quarter of 2001 are not expected to be material. The cost of replacement power is expected to be recovered through SCE&G's electric fuel adjustment clause.

       In January 2001 SCE&G's 385 megawatt coal-fired Cope Generating Station was taken out of service due to an electrical ground in the generator. The unit is expected to be returned to service in Spring 2001. The cost of replacement power is expected to be recovered through SCE&G's fuel adjustment clause.

       SCANA and Westvaco each own a 50 percent interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The facility began operations in March 1999. On September 10, 1998 the contractor in charge of construction filed suit in Circuit Court seeking approximately $52 million from Cogen, alleging that it incurred construction cost overruns relating to the facility, and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, SCE&G and SCANA were also named as defendants in the suit. SCE&G and the other defendants believe the suit is without merit and are mounting an appropriate defense. SCE&G does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

Environmental Matters

         The CAA required electric utilities to reduce emissions of sulfur dioxide and nitrogen oxide substantially by the year 2000. These requirements were phased in over two periods. The first phase had a compliance date of January 1, 1995 and the second, January 1, 2000. SCE&G's facilities did not require modifications to meet the requirements of Phase I. SCE&G is meeting the Phase II requirements through the burning of natural gas and/or lower sulfur coal in its generating units and the purchase and use of sulfur dioxide emission allowances. Low nitrogen oxide burners have been installed to reduce nitrogen oxide emissions to the levels required by Phase II. The EPA has indicated that it will propose regulations for stricter limits on mercury and other toxic pollutants generated by coal-fired plants by December 2003 and will begin developing these regulations shortly.

         SCE&G filed compliance plans with DHEC related to Phase II sulfur dioxide requirements in 1995 and Phase II oxides of nitrogen oxide (NOx) requirements in 2000, 1999, 1998 and 1997. SCE&G currently estimates that air emissions control equipment will require capital expenditures of $82 million over the 2001-2005 period to retrofit existing facilities, with increased operation and maintenance costs of approximately $2 million per year. To meet compliance requirements for the years 2006 through 2010, SCE&G anticipates additional capital expenditures of approximately $5 million.

         In October 1998, the EPA issued a final rule requiring 22 states, including South Carolina, to modify their state implementation plans (SIP) to address the issue of NOx pollution. On May 25, 1999, a federal appeals court delayed indefinitely the implementation of the rule. On March 3, 2000, the court affirmed the EPA's NOx rule for the affected states. South Carolina was subsequently ordered to amend its SIP to achieve significant NOx reductions. South Carolina failed to submit a revised SIP as required under the CAA, and EPA has issued official notice to South Carolina (and a number of other states) to comply. While not final, South Carolina has proposed NOx reductions that would require SCE&G to install pollution control equipment. Because DHEC had not amended its SIP as of December 31, 2000 to set out or allocate any NOx reductions, it is not possible to estimate what, if any, capital expenditures will be required to comply with any potential mandated reductions.

         The EPA has undertaken an aggressive enforcement initiative against the industry and the Department of Justice (DOJ) has brought suit against a number of utilities in federal court alleging violations of the CAA. Prior to the suits, those utilities had received requests for information under Section 114 of the CAA, and were issued Notices of Violation prior to the suits. The basis for these suits is the claim by the EPA that maintenance activities undertaken by the utilities over the past 20 or more years constitute "major modifications" which would have required the installation of costly Best Available Control Technology (BACT). SCE&G has received and responded to Section 114 requests for information related to its Canadys and Wateree Stations. Similar requests have been sent to a number of other utilities nation wide. The regulations under the CAA provide certain exemptions to the definition of "major modifications," particularly an exemption for routine repair, replacement or maintenance. SCE&G has analyzed each of the activities covered by the EPA's requests and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, SCE&G believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change through enforcement actions, the intent and meaning of its regulations. SCE&G also believes that, even if some of the activities in question were found not to qualify for the routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operation or production rate and for increases in emissions resulting from demand growth. It is possible that the EPA will eventually commence enforcement actions against SCE&G relative to those plants. The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA also would also seek installation of BACT (or equivalent) at the three plants as well. SCE&G believes that the EPA's and DOJ's claims are without merit, and that any enforcement action, up to and including a lawsuit resulting from this issue, will not have a material adverse effect on SCE&G's financial position or results of operations.

         The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each waste water discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of SCE&G's generating units. Concurrent with renewal of these permits, the permitting agency has implemented a more rigorous program in monitoring and controlling thermal discharges and strategies for toxicity reduction in wastewater streams. SCE&G has been developing compliance plans for these initiatives. Amendments to the Clean Water Act proposed in Congress include several provisions which, if passed, could prove costly to SCE&G. These include, but are not limited to, limitations to mixing zones and the implementation of technology-based standards. In December 2000, SCE&G entered into a Consent Order with DHEC related to a malfunction of the waste water treatment facility at Hagood Station. The order requires SCE&G to correct the violation.

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

         SCE&G has also recovered portions of its environmental liabilities through settlements with various insurance carriers, including all amounts previously deferred for its electric operations. SCE&G expects to recover all deferred amounts related to its gas operations by December 2005. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $20.2 million and $23.7 million at December 31, 2000 and 1999, respectively. The deferral includes the estimated costs associated with the following matters.

     o In September 1992 the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned MGPs, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The PRPs negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action Work Plan in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. SCE&G estimates that the Record of Decision will result in costs of approximately $13.3 million, of which approximately $2 million remains. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. SCE&G submitted a Comprehensive Remedial Design Work Plan (RDWP) on December 17, 1999, and proceeded with implementation pending agency approval. The RDWP was approved by the EPA in July 2000, and its implementation continues.

               In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April 2000) and transferred the facility to the City in exchange for a $16.5 million, 18-year municipal bond collaterized by revenues from, and a mortgage on, the parking garage.

          o SCE&G owns three other decommissioned MGP sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with DHEC pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion, and a covenant not to sue. For the site located in Florence, South Carolina, SCE&G entered into a similar Remedial Action Plan Contract with DHEC effective September 5, 2000. SCE&G is continuing to investigate the remaining site in Columbia, and is monitoring the nature and extent of residual contamination.

Regulatory Matters

        On July 20, 2000 the PSC issued an order approving SCE&G's request for an out-of-period adjustment to increase the cost of gas component of its rates for natural gas service from 54.334 cents per therm to 68.835 cents per therm, effective with the first billing cycle in August 2000. As part of its regularly scheduled annual review of gas costs, the PSC issued an order on November 9, 2000 which further increased the cost of gas component to 78.151 cents per therm, effective with the first billing cycle in November 2000. On December 21, 2000 the PSC issued an order approving SCE&G's request for another out-of-period adjustment to increase the cost of gas component to 99.340 cents per therm, effective with the first billing cycle in January 2001. In March 2001 the PSC approved SCE&G's request to decrease the cost of gas component to 79.340 cents per therm, effective with the first billing cycle in March 2001.

        On July 5, 2000 the PSC approved SCE&G's request to implement lower depreciation rates for its gas operations. The new rates were effective retroactively to January 1, 2000 and will result in a reduction in annual depreciation expense of approximately $2.9 million.

        On September 14, 1999 the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year. As of December 31, 2000 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

       On December 11, 1998 the PSC issued an order requiring SCE&G to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the 12 months ended September 30, 1998. This return on common equity exceeded SCE&G's authorized return of 12.0 percent by 1.04 percent, or $22.7 million, primarily as a result of record heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the 12 months ended
September 30, 1998. On January 12, 1999 the PSC denied SCE&G's motion for reconsideration, ruled that no further rate action was required, and reaffirmed SCE&G's authorized return on equity of 12.0 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

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

        In 1994 the PSC issued an order approving SCE&G's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former MGPs. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been deferred. In November 2000, as a result of the annual review, the PSC approved SCE&G's request to maintain the billing surcharge at $.011 per therm to provide for the recovery of the remaining balance of $20.1 million.

        In September 1992 the PSC issued an order granting SCE&G's request for a $.25 increase in transit fares from $.50 to $.75 in Columbia, South Carolina; however, the PSC also required $.40 fares for low income customers and denied SCE&G's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. SCE&G appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied in an order dated May 9, 1996. In this order, the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996 the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996 the PSC issued an order affirming its previous orders and denied SCE&G's request for reconsideration. In response to an appeal of the PSC's order by SCE&G, the Circuit Court issued an order on May 25, 2000, which remanded the matter to the PSC for review of SCE&G's original application and request to terminate the low income rider fare. On September 27, 2000 the PSC issued an order granting the relief requested by SCE&G. On September 29, 2000 the Consumer Advocate filed a motion with the PSC for a stay of this order to which SCE&G filed a response. On October 3, 2000 the PSC accepted the Consumer Advocate's motion and issued a stay of its order. The Consumer Advocate and other intervenors have petitioned the Circuit Court for judicial review of the PSC's order granting relief. Action by the Circuit Court is pending.

Other

        In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000 the FASB issued SFAS 138, which amends certain provisions of SFAS 133 to expand the normal purchase and sale exemption for supply contracts and to redefine interest rate risk to reduce sources of ineffectiveness, among other things. SCE&G's adoption of SFAS 133, as amended, on January 1, 2001 did not have a material impact on SCE&G's results of operations, cash flows or financial position.

        In December 1999, Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" was issued by the SEC, and provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SCE&G's adoption of the bulletin in the fourth quarter of 2000 had no impact on its results of operations, cash flows or financial position.

RESULTS OF OPERATIONS

Net Income

    Net income and the percent change from the previous year for the years 2000, 1999 and 1998 were as follows:

Millions of dollars                           2000       1999         1998
--------------------------------------------------------------------------------
Net income derived from:
  Continuing operations                      $231.3      $189.2      $227.2
  Cumulative effect of accounting change      $22.3           -           -
================================================================================
  Net income                                 $253.6      $189.2      $227.2
================================================================================
Percent increase (decrease) in net income     34.04%     (16.75%)     16.72%
--------------------------------------------------------------------------------

o    2000 vs 1999    Net income  increased  primarily as a result of more
                     favorable weather, customer growth and pension income. These were partially offset by higher purchased power costs and a charge for repairs at Summer Station.


o    1999 vs 1998    Net income decreased primarily due to a rate reduction,
                     milder weather, and higher fuel costs. In addition, completion of a new customer billing system and cogeneration facility, among other factors, resulted in increased operating and depreciation expenses. These factors were partially offset by customer growth. Also affecting the decrease in net income was the depreciation reduction recorded in 1998 (as discussed below).

     Pension income recorded by SCE&G reduced operations expense by $20.9 million, $16.3 million and $16.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, pension income increased other income by $12.9 million, $10.5 million and $9.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The reductions to operations expense for 1999 and 1998 were substantially offset by accelerated amortization of a significant portion of the transition obligation for postretirement benefits other than pensions and certain regulatory assets as approved by the PSC. Effective July 1, 2000 SCE&G's pension plan was amended to provide a cash balance formula. The effect of this plan amendment was to reduce net periodic benefit income for the year ended December 31, 2000 by approximately $3.4 million.

     SCE&G's financial statements include AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 1.7 percent of income before income taxes in 2000, 2.0 percent in 1999 and 3.8 percent in 1998.

Electric Operations

     Electric Operations is comprised of the electric portion of SCE&G and Fuel Company. Electric operations sales margins, excluding the cumulative effect of accounting change, for 2000, 1999 and 1998 were as follows:

Millions of dollars                            2000       1999       1998
------------------------------------------------------------------------------

Electric revenue                             $1,343.8   $1,226.0   $1,219.8

Less:  Fuel used in electric generation        (231.6)    (214.4)    (212.3)

           Purchased power                     (182.7)    (141.5)    (116.4)
------------------------------------------------------------------------------
      Margin                                   $929.5     $870.1     $891.1
==============================================================================

o        2000 vs 1999 Sales margin increased primarily due to more favorable weather and customer growth, which was
                      partially offset by higher purchased power costs.

o        1999 vs 1998 Sales margin decreased primarily due to the impact of a rate reduction, milder weather and higher purchased power costs, which were partially offset by customer growth.

      Increases (decreases) from the prior year in megawatt-hour (MWH) sales volume by classes, excluding volumes attributable to the cumulative effect of accounting change, were as follows:

    Classification                   2000       % Change        1999        % Change
    ------------------------------------------ ------------ ------------- -------------

    Residential                       396,179       6.3%        (55,208)      (0.9%)
    Commercial                        353,621      5.9%          52,440        0.9%
    Industrial                        524,969      8.5%        316,087         5.4%

    Sales for Resale
    (excluding interchange)            33,505         2.8%          63,306        5.6%

    Other                              34,676         6.7%         (17,652)      (3.3%)
    ------------------------------------------              -------------
          Total territorial         1,342,950       6.7%        358,973             -
    Negotiated Market Sales Tariff    264,257      15.7%        183,442       12.3%
    ------------------------------------------              -------------
         Total                      1,607,207        7.4%        542,415         2.6%
    ========================================== ============ ============= =============

o   2000 vs 1999     Sales volume increased primarily due to more favorable
                     weather and customer growth.

o   1999 vs 1998     Sales volume decreased for residential primarily due to
                     milder weather, which was partially offset by customer growth. Volumes for the remaining classes increased primarily due to customer growth.

Gas Distribution

   Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margins, excluding the cumulative effect of accounting change, for 2000, 1999 and 1998 were as follows:

    Millions of dollars               2000         1999        1998
    --------------------------------------------- -------------- ------------

    Gas operating revenues            $325.1     $239.0       $230.4
    Less:  Gas purchased for resale    233.8      152.6        142.4
    --------------------------------------------- -------------- ------------

           Margin                     $91.3       $86.4        $88.0
    ============================================= ============== ============


o   2000 vs 1999     Sales margin increased primarily as a result of  more
                     favorable weather, which was partially offset by higher gas costs.

o   1999 vs 1998     Sales margin decreased primarily as a result of higher gas costs.

 Increases (decreases) from the prior year in dekatherm (DT) sales volume by classes, including transportation gas and excluding volumes attributable to the cumulative effect of accounting change, were as follows:

    Classification        2000      % Change         1999      % Change
    ------------------------------- ------------- ------------ ------------
    Residential           411,985        3.5%        (94,027)     (0.8%)
    Commercial            377,347        3.2%       404,654        3.6%
    Industrial           (828,737)      (4.6%)      644,485        3.7%
    Transportation gas    110,220        5.6%       (28,732)     (1.4%)
                          -------                  --------
        Total              70,815        0.2%       926,380       2.2%
    =============================== ============= ============ ============

o 2000 vs 1999Sales volume increased approximately 2.0 million DTs due to colder weather and customer growth, which was partially offset by curtailments and use of alternate fuels by industrial customers.

o  1999 vs 1998      Sales volume increased primarily as a result of customer
                     growth.  Residential volume decreased
                     primarily due to milder weather.

Other Operating Expenses

     Increases (decreases) in other operating expenses were as follows:

Millions of dollars                  2000                  1999
-------------------------------------------------- ---------------------

Other operation and maintenance       $(8.2)                $7.0
Depreciation and amortization           4.8                 22.3
Other taxes                             3.5                  1.8
-------------------------------------------------- ---------------
       Total                           $0.1                $31.1
================================================== ===============

o 2000 vs 1999Other operation and maintenance decreased due to pension income (see Net Income), which was partially offset by increased maintenance costs for electric generating and distribution facilities. Depreciation and amortization increased primarily due to normal increases in utility plant. Other taxes increased primarily due to increased property taxes.

o  1999 vs 1998      Other operation and  maintenance increased primarily due to a shift in labor from capital to expense related to the completion of a new customer billing system, a cogeneration facility becoming operational, and other operating costs. These costs were partially offset by pension income, which in 1998 had been offset by the accelerated amortization of SCE&G's transition obligation expense for post-retirement benefits and other regulatory assets. Depreciation and amortization increased primarily due to the impact of the non-recurring adjustment to depreciation expense discussed under Net Income, increased amortization due to completion of a new customer billing system, and normal increases in utility plant. Other taxes increased primarily due to increased property taxes.

Interest Expense

     Increases (decreases) in interest expense, excluding the debt component of AFC, were as follows:

Millions of dollars                 2000                    1999
------------------------------------------------ ---------------------

Interest on long-term debt, net     $4.0                      $1.9
Other interest expense              (0.5)                      2.4
------------------------------------------------- ---------------------
       Total                        $3.5                      $4.3
================================================= =====================

     Interest expense in 2000 increased as a result of increased borrowings and increased weighted average interest rates on short-term and long-term borrowings. Interest expense in 1999 increased as a result of increased borrowings.

Income Taxes

     Income taxes increased approximately $23.4 million for the year 2000 compared to 1999 and decreased approximately $22.4 million for the year ended 1999 compared to 1998. Changes in income taxes are primarily due to changes in operating income.


 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All financial instruments held by SCE&G described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about SCE&G's financial instruments that are sensitive to changes in interest rates. For debt obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

December 31, 2000                                                  Expected Maturity Date
Millions of dollars

Liabilities                    2001         2002        2003        2004        2005      Thereafter      Total      Fair Value
-----------                    ----         ----        ----        ----        ----      ----------      -----      ----------
--------------------------- ------------ ----------- ----------- ----------- ----------- ------------- ------------- ------------

     Long-Term Debt:
     Fixed Rate ($)             27.6        27.6       129.5        123.9      173.9         932.5       1,415.0       1,331.6
-------------------
     Average Interest Rate     6.72%       6.72%        6.37%        7.52%      7.40%        7.55%           7.39%

December 31, 1999                                                  Expected Maturity Date
Millions of dollars

Liabilities                    2000         2001        2002        2003        2004      Thereafter      Total      Fair Value
--------------------------- ------------ ----------- ----------- ----------- ----------- ------------- ------------- ------------

     Long-Term Debt:

     Fixed Rate ($)              127.5       27.6        27.6        129.4       123.9   933.0            1,369.0       1,232.7
     Average Interest Rate        6.16%      6.73%       6.73%        6.37%       7.52%         7.72%         7.39%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO CONSOLIDATED FINANCIAL
                        STATEMENTS AND SUPPLEMENTARY DATA
                                                                          Page

Independent Auditors' Report............................................... 85

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 2000 and 1999........... 86

    Consolidated Statements of Income and Retained Earnings
        for years ended December 31, 2000, 1999 and 1998................... 88

    Consolidated Statements of Cash Flows for the years ended
       December 31, 2000, 1999 and 1998.................................... 89

    Consolidated Statements of Capitalization as of December
        31, 2000  and 1999................................................. 90

    Notes to Consolidated Financial Statements............................. 92

INDEPENDENT AUDITORS' REPORT



South Carolina Electric & Gas Company:

We have audited the accompanying Consolidated Balance Sheets and Statements of Capitalization of South Carolina Electric & Gas Company (Company) as of December 31, 2000 and 1999 and the related Consolidated Statements of Income and Retained Earnings and Cash Flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in
Part IV at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for operating revenues.


s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February 7, 2001


                                           SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                                CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------- ----------------- -------------------
December 31, (Millions of dollars)                                                  2000               1999
----------------------------------------------------------------------------- ----------------- -------------------
Assets
Utility Plant (Notes 1 & 5):
    Electric                                                                       $4,453             $4,337
    Gas                                                                                409                392
    Other                                                                              186                191
----------------------------------------------------------------------------- ----------------- -------------------
        Total                                                                       5,048              4,920
    Less accumulated depreciation and amortization                                  1,720              1,611
----------------------------------------------------------------------------- ----------------- -------------------
        Total                                                                       3,328              3,309
    Construction work in progress                                                      230                149
    Nuclear fuel, net of accumulated amortization                                        57                43
----------------------------------------------------------------------------- ----------------- -------------------
        Utility Plant, Net                                                          3,615              3,501
----------------------------------------------------------------------------- ----------------- -------------------

Nonutility Property and Investments, net of accumulated depreciation                    21                 19
----------------------------------------------------------------------------- ----------------- -------------------

Current Assets:
    Cash and temporary cash investments (Notes 1 &11)                                    60                78
    Receivables                                                                        287                195
    Inventories (At average cost) (Note 6):
        Fuel                                                                            21                 30
        Materials and supplies                                                          46                 48
        Emission allowances                                                             20                 17
    Prepayments                                                                           5                  8
    Deferred income taxes, net  (Notes 1 & 10)                                            -                16
----------------------------------------------------------------------------- ----------------- -------------------
        Total Current Assets                                                           439                392
----------------------------------------------------------------------------- ----------------- -------------------

Deferred Debits:
    Emission allowances                                                                   3                14
    Environmental                                                                       20                 24
    Nuclear plant decommissioning fund  (Note 1)                                        72                 64
    Pension asset, net  (Note 4)                                                       196                144
    Other regulatory assets (Note 1)                                                   191                164
    Other                                                                              107                 82
----------------------------------------------------------------------------- ----------------- -------------------
        Total Deferred Debits                                                          589                492
----------------------------------------------------------------------------- ----------------- -------------------
            Total                                                                  $4,664              $4,404
============================================================================= ================= ===================











   SOUTH CAROLINA ELECTRIC & GAS COMPANY
   CONSOLIDATED BALANCE  SHEETS
     ----------------------------------------------------------------------- -------------------- --------------------
     December 31, (Millions of dollars)                                             2000                 1999
     ----------------------------------------------------------------------- -------------------- --------------------
     Capitalization and Liabilities
     Stockholders' Investment:
         Common equity  (Note 8)                                                   $1,657               $1,558
         Preferred stock (Not subject to purchase or sinking funds) (Note
     9)                                                                                106                  106
     ----------------------------------------------------------------------- -------------------- --------------------
             Total Stockholders' Investment                                         1,763                 1,664
     Preferred Stock, net (Subject to purchase or sinking funds)                        10                    11
     Company-Obligated   Mandatorily  Redeemable  Preferred  Securities  of  the
         Company's  Subsidiary Trust,  SCE&G Trust I, holding solely $50 million principal amount of the 7.55%
         Junior Subordinated Debentures of SCE&G, due 2027                               50                   50
     Long-Term Debt, net  (Notes 5 & 11)                                             1,267                1,121
     ----------------------------------------------------------------------- -------------------- --------------------
             Total Capitalization                                                    3,090                2,846
     ----------------------------------------------------------------------- -------------------- --------------------

     Current Liabilities:
         Short-term borrowings  (Notes 6, 7 & 11)                                      188                   213
         Current portion of long-term debt  (Note 5)                                     28                  128
         Accounts payable                                                              103                    78
         Accounts payable - affiliated companies (Note 1)                                58                   33
         Customer deposits                                                               17                   17
         Taxes accrued                                                                   51                   60
         Interest accrued                                                                22                   22
         Dividends declared                                                              44                   28
         Deferred income taxes, net  (Notes 1 & 10)                                      20                     -
         Other                                                                           10                   10
     ----------------------------------------------------------------------- -------------------- --------------------
            Total Current Liabilities                                                   541                  589
     ----------------------------------------------------------------------- -------------------- --------------------

     Deferred Credits:
         Deferred income taxes, net  (Notes 1 & 10)                                     584                  560
         Deferred investment tax credits (Notes 1 & 10)                                 109                  108
         Reserve for nuclear plant decommissioning  (Note 1)                             72                   64
         Postretirement benefits  (Note 4)                                             113                    98
         Other regulatory liabilities                                                    65                   59
         Other (Note 1)                                                                  90                  80
     ----------------------------------------------------------------------- -------------------- --------------------
             Total Deferred Credits                                                  1,033                  969
     ----------------------------------------------------------------------- -------------------- --------------------

     Commitments and Contingencies (Note 12)                                              -                    -
     ----------------------------------------------------------------------- -------------------- --------------------

                Total                                                                 $4,664            $4,404
     ======================================================================= ==================== ====================

   See Notes to Consolidated Financial Statements.








SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

----------------------------------------------------------------------- ------------------ ---------------- --------------- --
For the Years Ended December 31,                                              2000              1999             1998
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
(Millions of Dollars, except per share amounts)

Operating Revenues (Notes 1, 2 & 3):
    Electric                                                                 $1,344              $1,226            $1,220
    Gas                                                                          325              239              230
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
        Total Operating Revenues                                               1,669            1,465            1,450
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
Operating Expenses:
    Fuel used in electric generation                                             232              214              212
    Purchased power (including affiliated purchases of $100, $106 and
$185)                                                                            183              142              116
    Gas purchased for resale                                                     234              153              142
    Other operation and maintenance (Note 1)                                     308              316              309
    Depreciation and amortization (Note 1)                                       158              153              131
    Other taxes                                                                    97              94               92
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
        Total Operating Expenses                                               1,212            1,072           1,002
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
Operating Income                                                                 457              393              448
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
Other Income:
    Other Income, including allowance for equity funds used
       during construction (Note 1)                                               14                 9               9
    Gain on sale of assets                                                          2                3                -
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
        Total Other Income                                                        16               12                9
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
Income Before Interest Charges, Income Taxes, Preferred Stock
Dividends
   and Cumulative Effect of Accounting Change                                    473              405             457
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
Interest Charges:
    Interest expense on long-term debt, net                                      101                97              95
    Other interest expense, net of allowance for borrowed funds used
         during construction  (Note 1)                                             4                 5              (1)
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
        Total Interest Charges, Net                                              105              102               94
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
Income Before Income Taxes, Preferred Stock Dividends
    and  Cumulative Effect of Accounting Change                                  368              303              363
Income Taxes (Note 10)                                                           133              110              132
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
Income Before Preferred Stock Dividends and Cumulative
   Effect of Accounting Change                                                   235              193             231
Preferred Dividend Requirement of Company - Obligated
   Mandatorily Redeemable Preferred Securities                                     4                4                4
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
Income Before Cumulative Effect of Accounting Change                             231              189             227
Cumulative Effect of Accounting Change, net of taxes  (Note 2)                    22                  -              -
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
Net Income                                                                       253              189             227
Preferred Stock Cash Dividends (At stated rates)                                  (7)               (7)             (8)
----------------------------------------------------------------------- ------------------ ---------------- --------------- --
Earnings Available for Common Stockholder                                        246              182                 219
Retained Earnings at Beginning of Year                                           550              491                 438
Common Stock Cash Dividends Declared                                            (147)            (123)           (166)
======================================================================= ================== ================ =============== ==
Retained Earnings at End of Year                                               $649                 $550            $491
======================================================================= ================== ================ =============== ==

See Notes to Consolidated Financial Statements.







SOUTH CAROLINA ELECTRIC & GAS COMPANY
  CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                                          2000          1999          1998
---------------------------------------------------------------------- ------------ ------------- -------------
(Millions of dollars)

Cash Flows From Operating Activities:
Net income                                                                $253          $189          $227
Adjustments  to  reconcile  net  income  to net  cash  provided  from  operating activities:
    Cumulative effect of accounting change, net of taxes                    (22)            -            -
    Depreciation and amortization                                          159          154           131
    Amortization of nuclear fuel                                             16           18            20
    Allowance for funds used during construction                             (6)          (6)          (14)
    Over (under) collection, fuel adjustment clause                         (42)          (6)            1
    Changes in certain assets and liabilities:
         (Increase) decrease in receivables                                (56)          (17)          (13)
         (Increase) decrease in pension asset                               (43)         (29)          (33)
         (Increase) decrease in other regulatory assets                      15           16           (23)
         (Increase) decrease inventories                                      8          (16)           (8)
         Increase (decrease) in deferred income taxes, net                   60           16            49
         Increase (decrease) in postretirement benefits                      15           11            26
         Increase (decrease) in other regulatory liabilities                  6            (6)           4
         Increase (decrease) in accounts payable                            50            (9)          35
         Increase (decrease) in taxes accrued                              (23)          (15)          30
   Other, net                                                               (11)          10             9
---------------------------------------------------------------------- ------------ ------------- -------------
Net Cash Provided From Operating Activities                                379          310           441
---------------------------------------------------------------------- ------------ ------------- -------------

Cash Flows From Investing Activities:
  Utility property additions and construction expenditures, net of
AFC                                                                       (277)        (227)         (252)
  Proceeds on sales of assets                                                 1            3             -
  (Increase) decrease in nonutility property and investments                 (1)          (6)           (1)
---------------------------------------------------------------------- ------------ ------------- -------------
Net Cash Used For Investing Activities                                    (277)        (230)         (253)
---------------------------------------------------------------------- ------------ ------------- -------------

Cash Flows From Financing Activities:
    Proceeds:
        Issuance of First Mortgage Bonds                                   148            99             -
    Repayment and repurchases:
        Mortgage bonds                                                    (100)         (10)           (50)
        Notes and loans                                                       -           -            (10)
        Other long-term debt                                                 (4)          (9)             -
        Preferred stock                                                      (1)           -            (1)
    Dividend payments:
        Common Stock                                                      (131)        (133)         (187)
        Preferred stock                                                      (7)          (7)           (8)
    Short-term borrowings, net                                              (25)          88           112
    Fuel financings, net                                                      -          (66)          (14)
---------------------------------------------------------------------- ------------ ------------- -------------
Net Cash Provided From (Used For) Financing Activities                    (120)          (38)        (158)
---------------------------------------------------------------------- ------------ ------------- -------------
Net Increase (Decrease) in Cash and Temporary Cash Investments              (18)          42            30
Cash and Temporary Cash Investments, January 1                               78           36              6
====================================================================== ============ ============= =============
Cash and Temporary Cash Investments, December 31                           $60           $78           $36
====================================================================== ============ ============= =============

Supplemental Cash Flow Information:
   Cash paid for - Interest (net of  capitalized interest of  $4, $3
and $7)                                                                   $102          $99           $94
                          - Income taxes                                     97          109            92

See Notes to Consolidated Financial Statements.









SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

--------------------------------------------------------------------------------- ------------- ------ ------------- ------
December 31, (Millions of dollars)                                                    2000                 1999
--------------------------------------------------------------------------------- ------------- ------ ------------- ------

Common Equity (Note 8):
  Common stock, $4.50 par value, authorized 50,000,000 shares;
      issued and outstanding 40,296,147 shares                                         $181                $181
  Premium on common stock                                                               395                  395
  Other paid-in capital                                                                 437                  437
  Capital stock expense                                                                   (5)                  (5)
  Retained earnings                                                                     649                  550
--------------------------------------------------------------------------------- ------------- ------ ------------- ------
Total Common Equity                                                                   1,657       54%      1,558       55%
--------------------------------------------------------------------------------- ------------- ------ ------------- ------

Cumulative Preferred Stock (Not subject to purchase or sinking funds):
        $100 Par Value - Authorized 1,200,000 shares
          $50 Par Value - Authorized 125,209 shares
                                            Shares
                             Outstanding                    Redemption Price

                Series            2000         1999
                ------            ----         ----
        $100
Par             6.52%          1,000,000    1,000,000            100.00                 100                  100
          $50
Par             5.00%             125,209      125,209            52.50                    6                    6
--------------------------------------------------------------------------------- ------------- ------ ------------- ------
Total Preferred Stock (Not subject to purchase or sinking funds) (Note 9)               106        3%        106        4%
--------------------------------------------------------------------------------- ------------- ------ ------------- ------

Cumulative Preferred Stock (Subject to purchase and sinking funds):

       $100 Par Value - Authorized 1,550,000 shares; None outstanding in 2000 and 1999 $50 Par Value - Authorized 1,560,287 shares

                                 Shares Outstanding

                 Series           2000         1999         Redemption Price
                 ------           ----         ----         ----------------

                 4.50%             9,600       11,200            51.00                     1                   1
                 4.60% (A)        16,052       18,082            51.00                     1                   1
                 4.60% (B)        57,800       61,200            50.50                     3                   3
                 5.125%           67,000       68,000            51.00                     3                   3
                 6.00%            69,835       73,035            50.50                     3                   4
                              ------------- -----------
          Total                 220,287      231,487
                              ============= ===========

           $25 Par Value - Authorized 2,000,000 shares; None outstanding in 2000 and 1999

---------------------------------------------------------------------------------- ------------ -------- ----------- -------
Total Preferred Stock  (Subject to purchase or sinking funds)                            11                   12
Less:  Current portion, including sinking funds requirements                             (1)                  (1)
---------------------------------------------------------------------------------- ------------ -------- ----------- -------
Total Preferred Stock, Net (Subject to purchase or sinking funds) (Notes 9 & 11)         10          -%       11         -%
---------------------------------------------------------------------------------- ------------ -------- ----------- -------

Company-Obligated  Mandatorily  Redeemable  Preferred  Securities  of  Company's
   Subsidiary Trust, SCE&G Trust I, holding solely $50 million principal amount
   of 7.55% Junior Subordinated Debentures of SCE&G, due 2027 (Note 9)                   50          2%      50          2%
---------------------------------------------------------------------------------- ------------ -------- ----------- -------













     ----------------------------------------------------------- ----------- -------------- -------- -------------- -----------
     December 31, (Millions of dollars)                                          2000                    1999
     ----------------------------------------------------------- ----------- -------------- -------- -------------- -----------
     Long-Term Debt  (Notes 5 & 11)

     First Mortgage Bonds:
                           Series          Year of Maturity
                           6%                    2000                                 -                    100
                           6 1/4%                2003                              100                     100
                           7.70%                 2004                              100                     100
                           7 1/2%                2005                              150                        -
                           6 1/8%                2009                              100                     100
                           7 1/8%                2013                              150                     150
                           7 1/2%                2023                              150                     150
                           7 5/8%                2023                              100                     100
                           7 5/8%                2025                              100                     100

     First and Refunding Mortgage Bonds:

                           Series          Year of Maturity
                           9%                    2006                              131                     131
                           8 7/8%                2021                              103                     103

     Pollution Control Facilities Revenue Bonds:
        Fairfield County Series 1984, due 2014 (6.50%)                               57                     57
        Orangeburg County Series 1994, due 2024 (5.70%)                              30                     30
        Other                                                                       17                      17
     Charleston Franchise Agreement due 1997-2002                                     7                     11
     Other                                                                            3                       3
     ----------------------------------------------------------- ----------- -------------- -------- -------------- -----------
     Total Long-Term Debt                                                        1,298                   1,252
     Less  -  Current maturities, including sinking fund
     requirements                                                                   (28)                     (128)
              -  Unamortized discount                                                (3)                     (3)
     ----------------------------------------------------------- ----------- -------------- -------- -------------- -----------
     Total Long-Term Debt, Net                                                   1,267         41%       1,121          39%
     ----------------------------------------------------------- ----------- -------------- -------- -------------- -----------
     Total Capitalization                                                         $3,090     100%        $2,846        100%
     =========================================================== =========== ============== ======== ============== ===========

     See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     Organization and Principles of Consolidation

       South Carolina Electric & Gas Company (Company), a public utility, is a South Carolina corporation organized in 1924 and a wholly owned subsidiary of SCANA Corporation, a South Carolina corporation and a registered public utility holding company within the meaning of the Public Utility Holding Company Act of 1935 (PUHCA). The Company is engaged predominately in the generation and sale of electricity to wholesale and retail customers in South Carolina and in the purchase, sale and transportation of natural gas to retail customers in South Carolina.

       The accompanying Consolidated Financial Statements reflect the accounts of the Company, South Carolina Fuel Company, Inc. (Fuel Company) and SCE&G Trust
I. Intercompany balances and transactions between the Company, Fuel Company and SCE&G Trust I have been eliminated in consolidation.

Affiliated Transactions

       The Company has entered into agreements with certain affiliates to purchase gas for resale to its distribution customers and to purchase electric energy. The Company purchases all of its natural gas requirements from Pipeline Corporation, and at December 31, 2000 and 1999, the Company had approximately $45.9 million and $20.9 million, respectively, payable to Pipeline Corporation for such gas purchases. The Company purchases all of the electric generation of Williams Station, which is owned by GENCO, under a unit power sales agreement. At December 31, 2000 and 1999 the Company had approximately $8.3 million and $9.2 million, respectively, payable to GENCO for unit power purchases. Such unit power purchases, which are included in "Purchased power," amounted to approximately $100.2 million, $105.5 million and $85.0 million in 2000, 1999 and 1998, respectively.

       Total interest income, based on market interest rates, associated with the Company's advances to affiliated companies was approximately $1,086,000, $921,000 and $281,000 in 2000, 1999 and 1998, respectively.

B.     Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of December 31, 2000, approximately $211 million and $65 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $129 million and $52 million, respectively. The electric and gas regulatory assets of approximately $45 million and $37 million, respectively (excluding deferred income tax assets) are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

C.     System of Accounts

       The accounting records of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and as adopted by the South Carolina Public Service Commission
(PSC).

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

       The Company, operator of the V. C. Summer Nuclear Station (Summer Station), and the South Carolina Public Service Authority (Santee Cooper) are joint owners of Summer Station in the proportions of two-thirds and one-third, respectively. The parties share the operating costs and energy output of the plant in these proportions. Each party, however, provides its own financing. Plant-in-service related to the Company's portion of Summer Station was approximately $965.0 million and $959.7 million as of December 31, 2000 and 1999, respectively. Accumulated depreciation associated with the Company's share of Summer Station was approximately $387.7 million and $365.1 million as of December 31, 2000 and 1999, respectively. The Company's share of the direct expenses associated with operating Summer Station is included in "Other operation and maintenance" expenses.

E.     Allowance for Funds Used During Construction (AFC)

       AFC, a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company has calculated AFC using composite rates of 8.1%, 7.7% and 8.5% for 2000, 1999 and 1998, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. Interest on nuclear fuel in process is capitalized at the actual interest amount incurred.

F.     Revenue Recognition

         Revenues are recorded during the accounting period in which services are provided to customers, and include estimated amounts for electricity and natural gas delivered but not yet billed. Prior to January 1, 2000 revenues related to regulated electric and gas services were recorded only as customers were billed (see Note 2).

       Fuel costs for electric generation are collected through the fuel cost component in retail electric rates. The fuel cost component contained in electric rates is established by the PSC during annual fuel cost hearings. Any difference between actual fuel costs and amounts contained in the fuel cost component is deferred and included when determining the fuel cost component during the next annual fuel cost hearing. The Company had undercollected through the electric fuel cost component approximately $35.5 million and $10.1 million at December 31, 2000 and 1999, respectively, which are included in "Deferred Debits - Other regulatory assets."

       Customers subject to the gas cost adjustment clause are billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings. Any difference between actual gas costs and amounts contained in rates is deferred and included when establishing gas costs during the next annual gas cost recovery hearing. At December 31, 2000 and 1999 the Company had undercollected through the gas cost recovery procedure approximately $12.7 million and $4.1 million, respectively, which are included in "Deferred Debits Other regulatory assets."

       The Company's gas rate schedules for residential, small commercial and small industrial customers include a weather normalization adjustment, which minimizes fluctuations in gas revenues due to abnormal weather conditions.

G.     Depreciation and Amortization

       Provisions for depreciation and amortization are recorded using the straight-line method and are based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates for utility plant assets were 2.98%, 2.99% and 3.02% for 2000, 1999 and 1998, respectively.

       Nuclear fuel amortization, which is included in "Fuel used in electric generation" and recovered through the fuel cost component of the Company's rates, is recorded using the units-of-production method. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the Department of Energy (DOE) under a contract for disposal of spent nuclear fuel.

H.     Nuclear Decommissioning

       The Company's share of estimated site-specific nuclear decommissioning costs for Summer Station, including the cost of decommissioning plant components not subject to radioactive contamination, totals approximately $357.3 million, stated in 1999 dollars, based on a decommissioning study completed in 2000. Santee Cooper is responsible for decommissioning costs related to its ownership interest in the station. The cost estimate is based on a decommissioning methodology acceptable to the Nuclear Regulatory Commission (NRC) under which the site would be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that permits release for unrestricted use.

       The Company's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in each of 2000, 1999 and 1998) are used to pay premiums on insurance policies on the lives of certain Company personnel. The Company is the beneficiary of these policies. Through these insurance contracts, the Company is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds, less expenses, are transferred by the Company to an external trust fund in compliance with the financial assurance requirements of the NRC. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The Company records its liability for decommissioning costs in deferred credits.

       In addition to the above, pursuant to the National Energy Policy Act passed by Congress in 1992 and the requirements of the DOE, the Company has recorded a liability for its estimated share of the DOE's decontamination and decommissioning obligation. The liability, approximately $2.8 million at December 31, 2000, has been included in "Long-Term Debt, net." The Company is recovering the cost associated with this liability through the fuel cost component of its rates; accordingly, this amount has been deferred and is included in "Deferred Debits - Other."

I.     Income Taxes

       The Company is included in the consolidated federal income tax return of SCANA Corporation. Under a joint consolidated income tax allocation agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Deferred tax assets and liabilities are recorded for the tax effects of all significant temporary differences between the book basis and tax basis of assets and liabilities at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for changes in such rates through charges or credits to regulatory assets or liabilities if they are expected to be recovered from, or passed through to, customers; otherwise, they are charged or credited to income tax expense.

J.   Debt Premium, Discount and Expense, Unamortized Loss on Reacquired Debt

     Long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.

K.    Environmental

     The Company maintains an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company also has recovered portions of its environmental liabilities through settlements with various insurance carriers, including all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2005. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $20.2 million and $23.7 million at December 31, 2000 and 1999, respectively. The deferral includes the estimated costs associated with the matters discussed in Note 12C.

L.     Fuel Inventories

       Nuclear fuel and fossil fuel inventories and sulfur dioxide emission allowances are purchased and financed by Fuel Company under a contract which requires the Company to reimburse Fuel Company for all costs and expenses relating to the ownership and financing of fuel inventories and sulfur dioxide emission allowances. Accordingly, such fuel inventories and emission allowances and fuel-related assets and liabilities are included in the Company's consolidated financial statements. (See Note 6.)

M.     Temporary Cash Investments

       The Company considers temporary cash investments having original maturities of three months or less to be cash equivalents. Temporary cash investments are generally in the form of commercial paper, certificates of deposit and repurchase agreements.

 N.    Recently Issued Accounting Standard and Bulletin

In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000 the FASB issued SFAS 138, which amends certain provisions of SFAS 133 to expand the normal purchase and sale exemption for supply contracts and to redefine interest rate risk to reduce sources of ineffectiveness, among other things. The Company's adoption of SFAS 133, as amended, on January 1, 2001 did not have a material impact on the Company's results of operations, cash flows or financial position.

In December 1999 Staff  Accounting  Bulletin No. 101,  "Revenue  Recognition  in
Financial  Statements"  was issued by the  Securities  and  Exchange  Commission
(SEC), and provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company's adoption of this bulletin in the fourth quarter of 2000 had no impact on its results of operations, cash flows or financial position.

O.        Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2000.

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

2.      Cumulative Effect of Accounting Change

        Effective January 1, 2000 the Company changed its method of accounting for operating revenues from cycle billing to full accrual. The cumulative effect of this change was $22 million, net of tax. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service rendered but not yet billed as of the end of the accounting period.

        If this method had been applied retroactively, net income would have been $191 million and $220 million for the years ended December 31, 1999 and 1998, respectively, compared to $189 million and $227 million, respectively, as reported.

3.       RATE AND OTHER REGULATORY MATTERS

        A. On July 20, 2000 the PSC issued an order approving the Company's request for an out-of-period adjustment to increase the cost of gas component of its rates for natural gas service from 54.334 cents per therm to 68.835 cents per therm, effective with the first billing cycle in August 2000. As part of its regularly scheduled annual review of gas costs, the PSC issued an order on November 9, 2000 which further increased the cost of gas component to 78.151 cents per therm, effective with the first billing cycle in November 2000. On December 21, 2000 the PSC issued an order approving the Company's request for another out-of-period adjustment to increase the cost of gas component to 99.340 cents per therm, effective with the first billing cycle in January 2001.

        B. On July 5, 2000 the PSC approved the Company's request to implement lower depreciation rates for its gas operations. The new rates were effective retroactively to January 1, 2000 and resulted in a reduction in annual depreciation expense of approximately $2.9 million.

       C. On September 14, 1999 the PSC approved an accelerated capital recovery plan for the Company's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein the Company may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by the Company based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year. As of December 31, 2000 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

       D. On December 11, 1998 the PSC issued an order requiring the Company to reduce retail electric rates on a prospective basis. The PSC acted in response to the Company reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the 12 months ended September 30, 1998. This return on common equity exceeded the Company's authorized return of 12.0 percent by 1.04 percent, or $22.7 million, primarily as a result of record heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the 12 months ended September 30, 1998. On January 12, 1999 the PSC denied the Company's motion for reconsideration, ruled that no further rate action was required, and reaffirmed the Company's authorized return on equity of 12.0 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

       E. On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates which were fully implemented by January 1997. The PSC authorized a return on common equity of 12.0 percent. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift, for rate-making purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order initially to the Circuit Court, which affirmed the PSC's decisions, and subsequently, to the Supreme Court. In March 1998 the Company, the PSC, the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized the Company to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $9.8 million was recorded in March 1998. The agreement does not affect retail electric rates. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction. In September 1998 the Supreme Court affirmed the Circuit Court's rulings on the issues contested by the remaining intervenor.

       F. In 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In November 2000, as a result of the annual review, the PSC approved the Company's request to maintain the billing surcharge at $.011 per therm to provide for the recovery of the remaining balance of $20.1 million.

       G. In September 1992 the PSC issued an order granting the Company's request for a $.25 increase in transit fares from $.50 to $.75 in Columbia, South Carolina; however, the PSC also required $.40 fares for low income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. The Company appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied in an order dated May 9, 1996. In this order, the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996 the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996 the PSC issued an order affirming its previous orders and denied the Company's request for reconsideration. In response to an appeal of the PSC's order by the Company, the Circuit Court issued an order on May 25, 2000, which remanded the matter to the PSC for review of the Company's original application and request to terminate the low income rider fare. On September 27, 2000 the PSC issued an order granting the relief requested by the Company. On September 29, 2000 the Consumer Advocate filed a motion with the PSC for a stay of this order, to which the Company filed a response. On October 3, 2000 the PSC accepted the Consumer
Advocate's motion and issued a stay of its order. The Consumer Advocate and other intervenors have petitioned the Circuit Court for judicial review of the PSC's order granting relief. Action by the Circuit Court is pending.

4.     EMPLOYEE BENEFIT PLANS

       The Company participates in SCANA's noncontributory defined benefit pension plan, which covers substantially all permanent employees. SCANA's policy has been to fund the plan to the extent permitted by the applicable Federal income tax regulations as determined by an independent actuary.

         Effective July 1, 2000, SCANA's pension plan was amended to provide a cash balance formula. With certain exceptions, employees were allowed to either remain under the final average pay formula or elect the cash balance formula. Under the final average pay formula, benefits are based on years of accredited service and the employee's average annual base earnings received during the last three years of employment. Under the cash balance formula, the monthly benefit earned under the final average pay formula at July 1, 2000 was converted to a lump sum amount for each employee and increased by transition credits for eligible employees. Under the cash balance formula, benefits based upon this opening balance increase going forward as a result of compensation credits and interest credits. The effect of this plan amendment was to reduce the Company's net periodic benefit income for the year ended December 31, 2000 by approximately $3.4 million.

         In addition to pension benefits, the Company provides certain unfunded health care and life insurance benefits to active and retired employees. Retirees share in a portion of their medical care cost. The Company provides life insurance benefits to retirees at no charge. The costs of postretirement benefits other than pensions are accrued during the years the employees render the services necessary to be eligible for the applicable benefits. Additionally, to accelerate the amortization of the remaining transition obligation for postretirement benefits other than pensions, as authorized by the PSC, the Company expensed approximately $0.7 million and $15.7 million for the years ended December 31, 1999 and 1998, respectively. (See Note 3E.)

         Effective July 1, 2000, PSNC's pension and postretirement benefit plans were merged with SCANA's plans. At the time of the merger of the plans, PSNC had recorded a prepaid pension cost of approximately $9.0 million and a postretirement welfare plan obligation of approximately $9.1 million in its consolidated balance sheet.

         Disclosures required for these plans under SFAS 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" are set forth in the following tables:

Components of Net Periodic Benefit Cost

                                           Retirement Benefits                     Other Postretirement Benefits
                                  ---------------------------------------    ---------------------------------------

Millions of dollars                 2000          1999          1998              2000           1999        1998
--------------------------------- ---------- --------------- ------------ -- ---------------- ------------ ---------

Service Cost                          $8.3       $10.0           $8.3             $2.7            $3.0        $2.6
Interest Cost                         33.5         27.9          25.9             10.2              9.5        9.4
Expected return on assets            (76.6)       (65.5)        (59.3)             n/a              n/a        n/a
Prior service cost amortization        3.0          1.1            1.1             0.8              0.7        0.7
Actuarial (gain) loss                (12.2)        (8.6)          (9.6)              -              1.2        1.0
Transition amount amortization         0.8           0.8           0.8             0.8              1.7       19.1
Special termination benefit cost          -          5.5             -               -              1.0          -
Amount attributable to

   Company affiliates                  1.7           1.1           0.3               (1.6)         (0.9)    (0.7)
================================= ========== =============== ============ == ================ ============ =========
Net periodic benefit (income)
cost                               $(41.5)      $(27.7)        $(32.5)            $12.9          $16.2      $32.1
================================= ========== =============== ============ == ================ ============ =========

Weighted-Average Assumptions

                                           Retirement Benefits                      Other Postretirement Benefits
                                  ---------------------------------------    ---------------------------------------

 As of December 31                   2000          1999         1998              2000           1999        1998
--------------------------------- ------------ ------------- ------------ -- ---------------- ------------ ---------

Discount rate                        8.0%          8.0%         7.0%              8.0%           8.0%        7.0%
Expected return on plan assets       9.5%          9.5%         9.5%               n/a            n/a        n/a
Rate of compensation increase        4.0%          4.0%         4.0%              4.0%           4.0%        4.0%


Changes in Benefit Obligation

                                       Retirement Benefits               Other Postretirement Benefits
                                  -------------------------------    ---------------------------------------

Millions of dollars                    2000            1999                2000                1999
--------------------------------- ---------------- -------------- -- ----------------- ---------------------
--------------------------------- ---------------- -------------- -- ----------------- ---------------------

Benefit obligation, January 1         $362.3          $389.3              $129.8              $137.0
Service cost                               8.3           10.0                 2.7                 3.0
Interest cost                            33.5            27.9                10.2                 9.5
Plan participants' contributions           0.1             0.1                0.5                 0.5
Plan amendment                           65.4                -                0.9                    -
Actuarial (gain) loss                      1.6          (51.6)               (7.8)              (14.5)
Acquisition/merger of plans              39.8                -               11.2                    -
Benefits paid                           (31.7)          (18.9)               (8.5)               (6.7)
Special termination benefit cost             -             5.5                   -                1.0
================================= ================ ============== == ================= =====================
Benefit obligation, December 31       $479.3          $362.3              $139.0              $129.8
================================= ================ ============== == ================= =====================







Change in Plan Assets

                                                                   Retirement Benefits

------------------------------------------------- ---------------------------- --------------------------
Millions of dollars                                          2000                        1999
------------------------------------------------- ---------------------------- --------------------------

Fair value of plan, assets, January 1                       $783.0                      $698.8
Actual return on plan assets                                   96.7                       103.0
Company contribution                                               -                           -
Plan participants' contributions                                 0.1                         0.1
Acquisition/merger of plans                                    46.2                            -
Benefits paid                                                 (31.7)                      (18.9)
------------------------------------------------- ---------------------------- --------------------------
Fair value of  plan assets, December 31                     $894.3                      $783.0
================================================= ============================ ==========================


Funded Status of Plans

                                               Retirement Benefits           Other Postretirement Benefits
                                                                            ---------------------------------

Millions of dollars                           2000          1999                  2000            1999
------------------------------------------ ------------ -------------- ---- --------------- -----------------

Funded status, December 31                    $415.0         $420.7            $(139.0)         $(129.8)
Unrecognized actuarial (gain) loss           (297.6)         (294.0)               13.0             18.8
Unrecognized prior service cost                 73.7           11.4                 4.5              4.3
Unrecognized net transition obligation           4.8             5.6                8.3              9.1
------------------------------------------ ------------ -------------- ---- --------------- -----------------
Net asset (liability) recognized in
  Consolidated Balance Sheet                 $195.9         $143.7             $(113.2)          $(97.6)
========================================== ============ ============== ==== =============== =================


Health Care Trends

The determination of net periodic other postretirement benefit cost is based on the following assumptions:

                                                2000       1999       1998
------------------------------------------ ---------- ---------- ----------

Health care cost trend rate                     7.5%       8.0%       8.5%
Ultimate health care cost trend rate            5.5%       5.5%       5.0%
Year achieved                                   2005       2005       2005

The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit cost and the accumulated other postretirement benefit obligation for health care benefits are as follows:

                                                 1%                 1%
Millions of dollars                           Increase           Decrease
                                        ------------------ -----------------

Effect on health care cost                      $0.2              $(0.3)
Effect on postretirement obligation               2.9              (3.4)

5.      LONG-TERM DEBT

     The  annual  amounts  of  long-term   debt   maturities  and  sinking  fund
requirements for the years 2001 through 2005 are summarized as follows:

 ----------------- ----------------- ------------------ -----------------
       Year             Amount             Year              Amount
 ----------------- ----------------- ------------------ -----------------
                          (Millions of Dollars)

       2001               $27.6            2004              $123.9
       2002                27.6            2005                173.9
       2003              129.8
 ----------------- ----------------- ------------------ -----------------

       Approximately $23.5 million of the portion of long-term debt payable in 2001 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

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

       The Company has three-year revolving lines of credit totaling $75 million, in addition to other lines of credit, that provide liquidity for issuance of commercial paper. The three-year lines of credit provide back-up liquidity when commercial paper outstanding is in excess of $175 million. The long-term nature of the lines of credit allow commercial paper in excess of $175 million to be classified as long-term debt. The Company's commercial paper outstanding totaled $117.5 million and $143.1 million at December 31, 2000 and 1999, at weighted average interest rates of 6.59 percent and 6.63 percent, respectively.

       Substantially all utility plant is pledged as collateral in connection with long-term debt.

6.     FUEL FINANCINGS

       Nuclear and fossil fuel inventories and sulfur dioxide emission allowances are financed through the issuance by Fuel Company of short-term commercial paper. These short-term borrowings are supported by a 364-day revolving credit agreement which expires December 19, 2001. The credit agreement provides for a maximum amount of $125 million to be outstanding at any time. Since the credit agreement expires within one year, commercial paper amounts outstanding have been classified as short-term debt.

     Commercial paper outstanding totaled $70.2 million at December 31, 2000 and 1999 at weighted average interest rates of 6.59 percent and 6.44 percent, respectively.

7.   SHORT-TERM BORROWINGS

       The Company pays fees to banks as compensation for its committed lines of credit. Commercial paper borrowings are for 270 days or less. Details of lines of credit (including uncommitted lines of credit) and short-term borrowings, excluding amounts classified as long-term (Note 5 ), at December 31, 2000 and 1999, are as follows:

Millions of dollars                               2000             1999
------------------------------------------------------------- ---------------


Authorized lines of credit at year-end           $375.0       $410.0

Unused lines of credit at year-end               $375.0       $410.0
Short-term borrowings outstanding at year-end:
      Commercial paper                           $187.7       $213.3
      Weighted average interest rate               6.59%        6.63%

8.       RETAINED EARNINGS

       The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 2000 approximately $32.7 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

9.     PREFERRED STOCK

       The call premium of the respective series of preferred stock in no case exceeds the amount of the annual dividend.

     Retirements under sinking fund requirements are at par values. The aggregate annual amount of purchase fund or sinking fund requirements for preferred stock for the years 2001 through 2005 is $2.8 million.

       The changes in "Total Preferred Stock (Subject to purchase or sinking funds)" during 2000, 1999 and 1998 are summarized as follows:

                                       Number of Shares  Millions of Dollars
-------------------------------------------------------- -----------------------
Balance at December 31, 1997               251,094               $12.5
   Shares Redeemed - $50 par value          (11,042)               (0.5)
-------------------------------------------------------- -----------------------
Balance at December 31, 1998               240,052                 12.0
   Shares Redeemed -  $50 par value          (8,565)               (0.4)
-------------------------------------------------------- -----------------------
Balance at December 31, 1999               231,487                 11.6
   Shares Redeemed  - $50 par value         (11,200)               (0.6)
-------------------------------------------------------- -----------------------
Balance at December 31, 2000               220,287               $11.0
======================================================== =======================

       On October 28, 1997 SCE&G Trust I (the "Trust"), a wholly-owned subsidiary of the Company, issued $50 million (2,000,000 shares) of 7.55 percent Trust Preferred Securities, Series A (the "Preferred Securities"). The Company owns all of the Common Securities of the Trust (the "Common Securities"). The Preferred Securities and the Common Securities (the "Trust Securities") represent undivided beneficial ownership interests in the assets of the Trust. The Trust exists for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from the Company its 7.55 percent Junior Subordinated Debentures due September 30, 2027. The sole asset of the Trust is $50.0 million of Junior Subordinated Debentures of the Company. Accordingly, no financial statements of the Trust are presented. The Company's obligations under the Guarantee Agreement entered into in connection with the Preferred Securities, when taken together with the Company's obligation to make interest and other payments on the Junior Subordinated Debentures issued to the Trust and the Company's obligations under the Indenture pursuant to which the Junior Subordinated Debentures were issued, provides a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities. Proceeds were used to redeem preferred stock of the Company.

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

10.    INCOME TAXES

       Total income tax expense attributable to income before cumulative effect of accounting change for 2000, 1999 and 1998 is as follows:

Millions of dollars                                2000            1999              1998
------------------------------------------------------------ ----------------- -----------------
Current taxes:
      Federal                                    $78.4              $91.3            $116.1
      State                                         7.8                 0.3                2.1
------------------------------------------------------------ ----------------- -----------------
------------------------------------------------------------ ----------------- -----------------
            Total current taxes                    86.2               91.6             118.2
------------------------------------------------------------ ----------------- -----------------
------------------------------------------------------------ ----------------- -----------------
Deferred taxes, net:
      Federal                                      31.8                 7.7                1.8
      State                                         5.2                 1.4                2.0
------------------------------------------------------------ ----------------- -----------------
------------------------------------------------------------ ----------------- -----------------
            Total deferred taxes                   37.0                 9.1                3.8
------------------------------------------------------------ ----------------- -----------------
------------------------------------------------------------ ----------------- -----------------
Investment tax credits:
      Deferred - State                              5.0               13.4               14.3
      Amortization of amounts deferred - State     (1.3)               (1.2)              (0.9)
      Amortization of amounts deferred - Federal   (3.2)               (3.2)              (3.2)
------------------------------------------------------------ ----------------- -----------------
            Total investment tax credits            0.5                 9.0          10.2
------------------------------------------------------------ ----------------- -----------------
Non-conventional fuel tax credits:
      Deferred - Federal                            9.4               n/a             n/a
------------------------------------------------------------ ----------------- -----------------
            Total income tax expense             133.1            $109.7             $132.2
============================================================ ================= =================

    The difference between actual income tax expense and the amount calculated from the application of the statutory Federal income tax rate (35% for 2000, 1999 and 1998) to pre-tax income before cumulative effect of accounting change is reconciled as follows:


Millions of dollars                                                   2000              1999              1998
--------------------------------------------------------------- ----------------- ----------------- -----------------


Income before cumulative effect of accounting change                 $223.9            $181.8             $219.7
Total income tax expense:
   Charged to operating expense                                        123.8            103.1            127.9
   Charged to other items                                                 9.3              6.6              4.2
Preferred stock dividends                                                 7.4              7.4              7.5
--------------------------------------------------------------- ----------------- ----------------- -----------------
      Total pre-tax income                                           $364.4            $298.9             $359.3
=============================================================== ================= ================= =================
=============================================================== ================= ================= =================

Income taxes on above at statutory Federal income tax rate           $127.5           $104.6            $125.8
Increases (decreases) attributed to:
   State income taxes (less Federal income tax effect)                  10.9                9.0             11.4
   Amortization of Federal investment tax credits                       (3.2)              (3.2)             (3.2)
   Other differences, net                                               (2.1)              (0.7)             (1.8)
--------------------------------------------------------------- ----------------- ----------------- -----------------
=============================================================== ================= ================= =================
        Total income tax expense                                     $133.1           $109.7            $132.2
=============================================================== ================= ================= =================







       The tax effects of significant temporary differences comprising the Company's net deferred tax liability of $604.1 million at December 31, 2000 and $544.8 million at December 31, 1999 (see Note 1I), are as follows:

Millions of dollars                                                                    2000              1999
--------------------------------------------------------------------------------- ---------------- ------------------
Deferred tax assets:
   Unamortized investment tax credits                                                   $57.3              $57.9
   Other postretirement benefits                                                         40.6                36.6
   Early retirement programs                                                             14.6                14.8
   Deferred compensation                                                                   8.6                 8.6
   Cycle billing                                                                             -               15.5
   Other                                                                                   7.7               11.1
--------------------------------------------------------------------------------- ---------------- ------------------
        Total deferred tax assets                                                      128.8               144.5
--------------------------------------------------------------------------------- ---------------- ------------------

Deferred tax liabilities:
   Property, plant and equipment                                                        609.5              593.5
   Pension plan benefit income                                                           65.3                50.7
   Research and experimentation costs                                                    26.8                27.3
   Deferred fuel costs                                                                   18.5                  5.5
   Cycle billing                                                                           1.9               -
   Other                                                                                 10.9                12.3
--------------------------------------------------------------------------------- ---------------- ------------------
        Total deferred tax liabilities                                                  732.9              689.3
--------------------------------------------------------------------------------- ---------------- ------------------
Net deferred tax liability                                                            $604.1             $544.8
================================================================================= ================ ==================

       The Internal Revenue Service has examined and closed consolidated Federal income tax returns of SCANA through 1995, has examined and proposed adjustments to SCANA's 1996 and 1997 Federal returns, and is currently examining SCANA's Federal returns for 1998 and 1999. The Company does not anticipate that any adjustments which might result from these examinations will have a significant impact on its results of operations, cash flows or financial position.

11.    FINANCIAL INSTRUMENTS

       The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

    Millions of dollars                                              2000                     1999
    -------------------------------------------------------- ---------------------- --------------------------
                                                                          Estimated                Estimated
                                                              Carrying      Fair       Carrying       Fair
                                                               Amount       Value       Amount       Value
    -------------------------------------------------------- ----------- ------------ ------------ -----------
    Assets:
      Cash and temporary cash investments                         $60.2       $60.2        $78.4       $78.4

       Investments                                              6.4              6.4      4.7             4.7
    Liabilities:
      Short-term borrowings                                      187.7        187.7        213.3       213.3
      Long-term debt                                           1,294.1     1,331.6      1,248.6     1,232.7
      Preferred stock (subject to purchase or sinking
    funds)                                                         11.0          8.7        11.6          8.5
    -------------------------------------------------------- ----------- ------------ ------------ -----------

  The information presented herein is based on pertinent information available as of December 31, 2000 and 1999. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 2000, and the current estimated fair value may differ significantly from the estimated fair value at that date.

       The following methods and assumptions were used to estimate the fair value of the above classes of financial instruments:

o Cash and temporary cash investments, including commercial paper, repurchase agreements, treasury bills and notes, are valued at their carrying amount.

o Fair values of investments and long-term debt are based on quoted market prices of the instruments or similar instruments. For debt instruments for which there are no quoted market prices available, fair values are based on net present value calculations. For investments for which the fair value is not readily determinable, fair value approximates cost. Settlement of long-term debt may not be possible or may not be considered prudent.

o        Short-term borrowings are valued at their carrying amount.

o The fair value of preferred stock (subject to purchase or sinking funds) is estimated on the basis of market prices.

o Potential taxes and other expenses that would be incurred in an actual sale or settlement have not been taken into consideration.

12.  COMMITMENTS AND CONTINGENCIES:

A.      Lake Murray Dam Reinforcement

        On October 15, 1999 FERC notified the Company of its agreement with the Company's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. The Company and FERC have been discussing possible reinforcement alternatives for the dam over the past several years as part of the Company's ongoing hydroelectric operating license with FERC. Until discussions are concluded, it is not possible to finalize the cost of the project; however, it is possible that the cost could range up to $250 million. Although any costs incurred by the Company are expected to be recoverable through electric rates, the Company also is exploring alternative sources of funding. The project is expected to be completed in 2004.

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

       The Company currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited (NEIL). The policies covering the nuclear facility for property damage, excess property damage and outage cost permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, the Company's portion of the retroactive premium assessment would not exceed $8.1 million.

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

C.     Environmental

       In September 1992 the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants (MGP), properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved the Company's Removal Action Work Plan for soil excavation. The Company completed Phase One of the Removal Action Work Plan in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. The Company estimates that the Record of Decision will result in costs of approximately $13.3 million, of which approximately $2 million remains. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing the Company to design and carry out a plan of remediation for the Calhoun Park site. The Company submitted a Comprehensive Remedial Design Work Plan (RDWP) on December 17, 1999 and proceeded with implementation pending agency approval. The RDWP was approved by the EPA in July 2000, and its implementation continues.

          In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by the Company to the City. The Company is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, the Company constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April 2000) and transferred the facility to the City in exchange for a $16.5 million, 18-year municipal bond collateralized by revenues from, and a mortgage on, the parking garage.

         The Company owns three other decommissioned MGP sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, the Company entered into a Remedial Action Plan Contract with DHEC pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give the Company a Certificate of Completion, and a covenant not to sue. For the site located in Florence, South Carolina, the Company entered into a similar Remedial Action Plan Contract with DHEC effective September 5, 2000. The Company is continuing to investigate the remaining site in Columbia, and is monitoring the nature and extent of residual contamination.

D.     Franchise Agreement

       See Note 5 for a discussion of the electric franchise agreement between SCE&G and the City of Charleston.

E.     Claims and Litigation

       SCANA and Westvaco each own a 50 percent interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The facility began operations in March 1999. On September 10, 1998 the contractor in charge of construction filed suit in South Carolina Circuit Court seeking approximately $52 million from Cogen, alleging that it incurred construction cost overruns relating to the facility and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, the Company and SCANA were also named as defendants in the suit. The Company and the other defendants believe the suit is without merit and are mounting an appropriate defense. The Company does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

       The Company is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company.

13.      SEGMENT OF BUSINESS INFORMATION

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

         Electric Operations is comprised of the electric portion of the Company and Fuel Company and is primarily engaged in the generation, transmission, and distribution of electricity. The Company's electric service territory extends into 24 counties covering more than 15,000 square miles in the central, southern, and southwestern portions of South Carolina. Sales of electricity to industrial, commercial, and residential customers are regulated by the PSC and the FERC. Fuel Company acquires, owns, and provides financing for the fuel and emission allowances required for the operation of the Company's generation facilities.

         Gas Distribution, comprised of the local distribution operations of the Company, is engaged in the purchase and sale, primarily at retail, of natural gas. The Company's operations extend to 31 counties in South Carolina covering approximately 21,000 square miles.

         The Company's reportable segments share a similar regulatory environment and, in some cases, overlapping service areas. However, Electric Operation's product differs from Gas Distribution, as does its generation process and method of distribution.

Disclosure of Reportable Segments

Millions of dollars
-------------------------------- ------------- -------------- ----------- ---------------- ------------------
                                   Electric         Gas          All       Adjustments/      Consolidated
             2000                 Operations   Distribution     Other      Eliminations          Total
-------------------------------- ------------- -------------- ----------- ---------------- ------------------

External Customer Revenue           $1,344         $325            $1           $(1)            $1,669
Intersegment Revenue                    218            2            -          (220)                   -
Operating Income (Loss)                430            31            -             (4)               457
Interest Expense                          5          n/a            4            96                 105
Depreciation & Amortization            147           11             -              -                158
Assets                               4,655          416             -          (407)             4,664
Expenditures for Assets                227           19             -            32                278
Deferred Tax Assets                       -          n/a            -              -                  -
-------------------------------- ------------- -------------- ----------- ---------------- ------------------

                                  Electric         Gas           All       Adjustments/      Consolidated
             1999                Operations    Distribution     Other      Eliminations          Total
-------------------------------- ------------ --------------- ----------- ---------------- ------------------

External Customer Revenue            $1,226        $239               $2        $(2)                $1,465

Intersegment Revenue             203                   2      -                (205)       -

Operating Income (Loss)          376                 22       -                   (5)                    393

Interest Expense                 5                  n/a                4         93                      102

Depreciation & Amortization      140                 13                -           -                     153
Segment Assets                         4,452       399                 6       (453)                  4,404

Expenditures for Assets          198                 19       -                   16                     233

Deferred Tax Assets              2                 n/a                 -         14        16
-------------------------------- ------------ --------------- ----------- ---------------- ------------------







                                  Electric         Gas           All       Adjustments/      Consolidated
             1998                Operations    Distribution     Other      Eliminations          Total
-------------------------------- ------------ --------------- ----------- ---------------- ------------------

External Customer Revenue           $1,220         $230          $ 2               $(2)            $1,450

Intersegment Revenue                     201           3           -             (204)     -
Operating Income (Loss)                  423          29           -                 (4)                448

Interest Expense                 4                   n/a           4                86                    94
Depreciation & Amortization              119         12            -                   -                131
Assets                                4,305        381             4            (444)                4,246
Expenditures for Assets                  186         19            -                48                  253

Deferred Tax Assets              1                  n/a            -                20                    21
-------------------------------- ------------ --------------- ----------- ---------------- ------------------

         Management uses operating income to measure segment profitability for regulated operations. Accordingly, the Company does not allocate interest charges or income tax expense (benefit) to its segments. Similarly, management evaluates utility plant for its segments. Therefore, the Company does not allocate accumulated depreciation, common and non-utility plant, or deferred tax assets to reportable segments. Interest income is not reported by segment and is not material.

         The Consolidated Financial Statements report operating revenues which are comprised of the reportable segments. Revenues from non-reportable segments are included in Other Income. Therefore, the adjustments to total revenue remove revenues from non-reportable segments. Adjustments to assets consist of various reclassifications made for external reporting purposes. Segment assets include utility plant only (excluding accumulated depreciation) for all segments. As a result, unallocated assets include accumulated depreciation, offset in part by common and non-utility plant and non-fixed assets for the segments.

         Adjustments to Interest Expense and Deferred Tax Assets include primarily the totals from the Company that are not allocated to the segments. Interest Expense is also adjusted to eliminate inter-segment charges. Deferred Tax Assets are also adjusted to remove the non-current portion of those assets.

14.      SUBSEQUENT EVENTS

       On January 24, 2001 the Company issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2001.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)


Millions of Dollars, except per share amounts

------------------------------------------------------- ----------- ------------- ------------ ------------ ---------
                                                          First        Second        Third       Fourth
2000                                                     Quarter      Quarter       Quarter      Quarter     Annual
------------------------------------------------------- ----------- ------------- ------------ ------------ ---------

Total operating revenues                                   $395         $371         $448         $455       $1,669

Operating income                                          108(1)          96          155            98          457
Income before cumulative effect of accounting change         55           44           82            50         231
Cumulative effect of accounting change, net of taxes          22            -            -            -          22
Net income                                                    77          44           82           50          253
------------------------------------------------------- ----------- ------------- ------------ ------------ ---------

------------------------------------------------------- ----------- ------------- ------------ ------------ ---------
                                                          First        Second        Third       Fourth
1999                                                     Quarter      Quarter       Quarter      Quarter     Annual
------------------------------------------------------- ----------- ------------- ------------ ------------ ---------

Total operating revenues                                   $352          $338          $431         $344    $1,465

Operating income                                             99              80          148            66  393

Net income                                                   48              37   77                    27       189
------------------------------------------------------- ----------- ------------- ------------ ------------ ---------

(1) Excludes $30 million of income taxes formerly reported in first quarter operating income.

                             PUBLIC SERVICE COMPANY
                         OF NORTH CAROLINA, INCORPORATED








Item 7.       Management's Narrative Analysis of
                  Results of Operations.................................  109

Item 7A.      Quantitative Disclosures About Market Risk................  112

Item 8.       Financial Statements and Supplementary Data...............  113






Public Service Company of North Carolina, Incorporated meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and therefore is filing this form with the reduced disclosure format allowed under General Instruction I(2).

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.


         Statements included in this narrative analysis (or elsewhere in this annual report) which are not statements of historical fact are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment,
(2) changes in the utility regulatory environment, (3) changes in the economy, especially in PSNC's service territory, (4) the impact of competition from other energy suppliers, (5) growth opportunities, (6) the results of financing efforts, (7) changes in PSNC's accounting policies, (8) weather conditions, especially in areas served by PSNC, (9) inflation, (10) changes in environmental regulations, and (11) the other risks and uncertainties described from time to time in PSNC's periodic reports filed with the SEC. PSNC disclaims any obligation to update any forward-looking statements.

         SCANA acquired PSNC and PSNC's fiscal year was changed from September 30 to December 31, effective in 2000. The accompanying narrative analysis is presented in terms of a comparison of the twelve months ended December 31, 2000 and 1999. In connection with the acquisition, which was accounted for as a purchase, the excess of the purchase price over the fair value of PSNC's assets and liabilities was recorded as an acquisition adjustment which is being amortized over a 35 year period.

                    Condensed Consolidated Income Statements
---------------------------------------------------- --------------------------------- ------------------ ---------------
                               Twelve Months Ended
                                                           December 31,                                      %
Millions of dollars                                    2000*            1999             Change           Change
---------------------------------------------------- ----------------- --------------- ------------------ ---------------

Operating Revenues                                    $546.8           $306.7            $240.1              78.3

Cost of Gas                                           (374.4)          (141.5)            (232.9)          164.6
---------------------------------------------------- ----------------- --------------- ------------------
Gross Margin                                            172.4            165.2                7.2             4.4
---------------------------------------------------- ----------------- --------------- ------------------
Operating Expenses:

   Operation and maintenance                             67.6           69.3             (1.7)             (2.5)

   Depreciation and amortization                         41.9           26.2                15.7             59.9

   Other taxes                                            6.4           12.9             (6.5)            (50.4)
---------------------------------------------------- ----------------- --------------- ------------------

      Total Operating Expenses                         115.9             108.4                7.5           6.9
---------------------------------------------------- ----------------- --------------- ------------------

Operating Income                                         56.5           56.8              (.3)             (0.5)

Other Income, net                                         8.2            6.6           1.6                 24.2

Interest Charges                                        19.6            18.3                  1.3           7.1
---------------------------------------------------- ----------------- --------------- ------------------
Income Before Income Taxes and

   Cumulative Effect of Accounting Change               45.1            45.1                    -            -

Income Taxes                                            23.9            19.3                 4.6           23.8
---------------------------------------------------- ----------------- --------------- ------------------
Income Before Cumulative Effect of

   Accounting  Change                                   21.2            25.8             (4.6)            (17.8)
Cumulative Effect of Accounting

   Change, net of taxes                                   6.6             -                  6.6             -
---------------------------------------------------- ----------------- --------------- ------------------

Net Income                                             $27.8             $25.8              $2.0            7.8
==================================================== ================= =============== ==================
*   Effective December 31, 1999, SCANA Public Service Company, L.L.C. (formerly Sonat Public Service Company, L. L.C.)
was consolidated with PSNC.


Earnings and Dividends

         Net income for the twelve months ended December 31, 2000 and 1999 was as follows:

Millions of dollars                          2000              1999
----------------------------------------- ------------------ -----------------

Net income derived from:
   Continuing operations                    $21.2              $25.8
   Cumulative effect of accounting
    change, net of taxes                      6.6                 -
========================================= ================== =================
       Net income                           $27.8              $25.8
========================================= ================== =================

         Net income from continuing operations decreased approximately $4.6 million, primarily as a result of increased amortization expense arising from the amortization of the utility plant acquisition adjustment, which was partially offset by improved margin and a decrease in other taxes. In 2000 the cumulative effect of an accounting change resulted from the recording of unbilled revenues (See Note 2 of Notes to Consolidated Financial Statements).

         The nature of PSNC's business is seasonal. The quarters ending June 30 and September 30 are generally PSNC's least profitable quarters due to decreased demand for natural gas related to lower space heating requirements.

         PSNC's Board of Directors authorized payment of dividends on common stock held by SCANA as follows:

Declaration Date     Dividend Amount   Quarter Ended       Payment Date

February 22, 2000     $6.0 million     March 31, 2000      April 1, 2000
April 27, 2000        $5.0 million     June 30, 2000       July 1, 2000
August 16, 2000       $4.5 million     September 30, 2000  October 1, 2000
October 17, 2000      $3.5 million     December 31, 2000   January 1, 2001

Gas Distribution

         Gas distribution sales margins (excluding the cumulative effect of the change in accounting and eliminating the impact of franchise taxes in 1999 as described at Other Operating Expenses) for the twelve months ended December 31, 2000 and 1999 were as follows:

Millions of dollars         2000         1999     Change       % Change
------------------------ ------------------------------------------------------

Gas operating revenue      $405.6       $300.4      $105.2         35.0%
Less:  Cost of gas         (237.4)      (141.4)      (96.0)       67.9%
======================== =====================================
Gross margin               $168.2       $159.0         $9.2         5.8%
======================== ======================================================

         The increase in margin for the year ended December 31, 2000 primarily resulted from customer growth.

Energy Marketing

         Energy marketing is comprised of SCANA Public Service Company, L.L.C., which became a wholly owned subsidiary of PSNC effective December 31, 1999 and participates in nonregulated activities such as natural gas brokering and supply services. Energy marketing operating revenues and net income (including affiliated transactions) for the year ended December 31, 2000 was as follows:


         Millions of dollars
         -----------------------------------------------------------------------

           Operating  revenues                           $142.9
           Net income                                       2.0
         =======================================================================

Operation and Maintenance Expenses

         The $1.7 million decrease in operation and maintenance expenses from 1999 reflects a net decrease in operating costs arising from the acquisition of PSNC by SCANA (see Note 3 of Notes to Consolidated Financial Statements). This decrease was partially offset by the consolidation of SCANA Public Service Company, L.L.C. in 2000.

Other Operating Expenses

         Depreciation and amortization expense increased approximately $15.7 million for the year ended December 31, 2000 as compared to the same period in 1999 primarily due to the amortization of the utility plant acquisition adjustment (see Note 3 of Notes to Consolidated Financial Statements).

         Other taxes decreased for the year ended December 31, 2000 as compared to the same period in 1999 primarily as a result of the elimination of franchise taxes by the State of North Carolina effective August 1, 1999. The franchise tax was replaced by an excise tax. Franchise taxes totaled $6.3 million in 1999, and were included in PSNC's billing rates and recorded as both operating revenues and other taxes. The new excise tax is added to customer bills based on the volume of natural gas consumed. PSNC does not include the excise tax in either operating revenues or other taxes , as this tax is a pass-through from the customer to the State of North Carolina.

Other Income, net

         Other income increased for the year ended December 31, 2000 as compared to the same period in 1999 primarily due to a $1.4 million gain on the sale of properties during the fourth quarter 2000 and an increase in income from subsidiary operations.

Interest Expense

         Interest expense increased $1.3 million over 1999 as a result of increased borrowings and increased weighted average interest rates on short-term debt.

Income Taxes

         Income taxes increased for the year ended December 31, 2000 compared to the corresponding period for 1999, primarily due to the non-deductibility of amortization expense related to the acquisition adjustment.

Capital Expansion Program

         PSNC's capital expansion program includes the construction of lines, systems and facilities and the purchase of related equipment. PSNC's 2001 construction budget is approximately $58 million, compared to actual construction expenditures for 2000 of $39.1 million. The financing of the capital expansion program is expected to be funded through borrowings, including advances from SCANA.

Competition

         Although PSNC is the sole distributor of natural gas in its service area, it faces competition from suppliers of alternate fuels. The primary alternate fuels available to large commercial and industrial customers are fuel oil and propane. The primary competition to natural gas in the residential and smaller commercial markets is electricity.

         The NCUC has approved a rate structure that allows PSNC to negotiate reduced rates in order to match the cost of alternate fuels to large commercial and industrial customers and recover the lost margin from other classes of customers. PSNC anticipates that the need to negotiate reduced rates with these customers will continue.

         Electric restructuring efforts in North Carolina have been stalled by developments in California, concerns over municipal power agencies' debt and other factors. Legislation or regulatory action at the Federal level, particularly as part of a larger energy policy initiative, may be considered in 2001. PSNC is not able to predict whether any restructuring legislation or regulatory action will be enacted and, if it is, the impact it will have on PSNC and the natural gas industry.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All financial instruments held by PSNC described below are held for purposes other than trading.

         Interest rate risk - The table below provides information about PSNC's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

    December 31, 2000                                                Expected Maturity Date
    (Millions of dollars)

                                                                                                                  Fair
    Liabilities                        2001      2002       2003       2004       2005     Thereafter    Total      Value
    -------------------------------- --------- ---------- ---------- ---------- ---------- ----------- ---------- ----------

      Long-Term Debt:
      Fixed Rate ($)                    4.3        4.3        7.5        7.5        3.2      122.4       149.2      154.9

      Average Fixed Interest Rate       10.0%     10.0%      9.47%      9.47%      8.75%      7.50%       7.87%         -


    December 31, 1999                                                Expected Maturity Date
    (Millions of dollars)

                                                                                                                  Fair
    Liabilities                        2000      2001      2002      2003        2004     Thereafter    Total       Value
    -------------------------------- --------- --------- --------- ---------- ----------- ----------- ----------- ----------

      Long-Term Debt:
      Fixed Rate ($)                    6.8       5.6       4.3        7.5        7.5       125.6       157.3       156.4
      Average Fixed Interest Rate       10.0%     10.0%     10.0%     9.47%       9.47%        7.53%       7.98%         -

         While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO CONSOLIDATED FINANCIAL
                        STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page

    Independent  Auditors' Reports........................................  114

    Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 2000 and 1999..........  116

   Consolidated Statements of Income and Retained Earnings for the
           Year Ended December 31, 2000, the Three Months Ended
           December 31, 1999 and the Fiscal Years Ended
           September 30, 1999 and 1998....................................  117

   Consolidated Statements of Cash Flows for the Year  Ended
          December 31, 2000, the Three Months Ended December 31, 1999 and
          the Fiscal Years Ended September 30, 1999 and 1998..............  118
   Consolidated Statements of Capitalization as of
     December 31, 2000 and 1999...........................................  119
   Notes to Consolidated Financial Statements.............................  120

INDEPENDENT AUDITORS' REPORT

Public Service Company of North Carolina, Incorporated:


We have audited the accompanying Consolidated Balance Sheets and Statements of Capitalization of Public Service Company of North Carolina, Incorporated
(Company) as of December 31, 2000 and 1999, and the related Consolidated Statements of Income and Retained Earnings and of Cash Flows for the year ended December 31, 2000 and for the three months ended December 31, 1999. Our audits also included the financial statement schedule listed in Part IV at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The consolidated financial statements of the Company for the fiscal years ended September 30, 1999 and 1998 were audited by other auditors whose report, dated November 4, 1999 (except with respect to matters discussed in Note 13, as to which the date is December 17, 1999), expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2000 and 1999 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the three months ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1D and 2, respectively, to the consolidated financial statements, effective January 1, 2000, the Company changed its fiscal year end to December 31 and its method of accounting for operating revenues associated with its regulated utility operations.


s/DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February 7, 2001 (February 16, 2001 as to Note 15)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Public Service Company of North Carolina, Incorporated included in this Form 10-K, and have issued our report thereon dated November 4, 1999 (except with respect to the matters discussed in Note 13, as to which the date is December 17, 1999).

         Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index are the responsibility of the Registrant's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

s/Arthur Andersen LLP
Charlotte, North Carolina
November 4, 1999



PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------- ------------------------ --------------------------
                                                                                  Successor                Predecessor
                                                                                December 31,              December 31,
Millions of dollars                                                                 2000                      1999
-------------------------------------------------------------------------- ------------------------ --------------------------
Assets

Gas Utility Plant (Note 1)                                                            $787                    $768
  Less - Accumulated depreciation                                                      263                      245
  Acquisition Adjustment, net of accumulated amortization (Notes 1 & 3)                452                         -
-------------------------------------------------------------------------- ------------------------ --------------------------
Gas Utility Plant, Net                                                                 976                      523
-------------------------------------------------------------------------- ------------------------ --------------------------

Nonutility Property and Investments, net of accumulated depreciation                     34                      31
-------------------------------------------------------------------------- ------------------------ --------------------------

Current Assets:
  Cash and temporary investments (Note 1)                                                 7                        9
  Restricted cash and temporary investments (Note 1)                                      5                        3
  Receivables (net of provisions for uncollectible accounts
    of $2.4 million for 2000 and $2.7 million for 1999)                                 149                      59
  Inventories (at average cost):
      Stored gas                                                                         32                      29
      Materials and supplies                                                              7                        7
  Deferred gas costs, net  (Note 2)                                                       9                      27
  Other                                                                                   1                        1
-------------------------------------------------------------------------- ------------------------ --------------------------
Total Current Assets                                                                   210                      135
-------------------------------------------------------------------------- ------------------------ --------------------------

Deferred Charges and Other Assets:
   Due from affiliate-pension asset   (Note 6)                                           10                        -
   Other                                                                                 18                        9
-------------------------------------------------------------------------- ------------------------ --------------------------
Total Deferred Charges and Other Assets                                                  28                        9
-------------------------------------------------------------------------- ------------------------ --------------------------
    Total                                                                          $1,248                     $698
========================================================================== ------------------------ ==========================
========================================================================== ------------------------ ==========================

Capitalization and Liabilities
Capitalization:
   Common equity (Note 9)                                                             $712                    $232
   Long-term debt, net (Notes 7 & 11)                                                  145                      151
-------------------------------------------------------------------------- ------------------------ --------------------------
Total Capitalization                                                                    857                     383
-------------------------------------------------------------------------- ------------------------ --------------------------

Current Liabilities:
   Short-term borrowings (Notes 8 & 11)                                                125                      138
   Current portion of long-term debt (Note 7)                                             4                        7
   Accounts payable                                                                     84                       50
   Accrued taxes                                                                          3                        5
   Customer prepayments and deposits                                                      8                        7
   Advances from parent                                                                 44                         -
   Dividends declared and interest accrued                                                5                        8
   Other                                                                                  6                        2
-------------------------------------------------------------------------- ------------------------ --------------------------
Total Current Liabilities                                                              279                      217
-------------------------------------------------------------------------- ------------------------ --------------------------

Deferred Credits and Other Liabilities:
   Deferred income taxes, net (Notes 1 & 10)                                            82                       75
   Deferred investment tax credits (Notes 1 & 10)                                         3                        3
   Accrued pension cost (Note 6)                                                          -                        3
   Due to affiliate-postretirement benefits   (Note 6)                                   10                        -
   Other                                                                                 17                       17
-------------------------------------------------------------------------- ------------------------ --------------------------
Total Deferred Credits and Other Liabilities                                            112                       98
-------------------------------------------------------------------------- ------------------------ --------------------------
    Total                                                                          $1,248                     $698
========================================================================== ------------------------ ==========================



See Notes to Consolidated Financial Statements.







PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

----------------------------------------------------------- --------------- -----------------------------------------------------
                                                              Successor                         Predecessor
----------------------------------------------------------- --------------- ----------------- -----------------------------------
                                                                 Year         Three Months
                                                                Ended            Ended                Fiscal Year Ended
                                                             December 31,     December 31,     September 30,     September 30,
Millions of dollars                                              2000             1999              1999              1998
----------------------------------------------------------- --------------- ----------------- ----------------- -----------------

Operating Revenues                                               $547             $81               $298              $330
Cost of Gas                                                       375               41               133               174
----------------------------------------------------------- --------------- ----------------- ----------------- -----------------
Gross Margin                                                      172               40               165               156
----------------------------------------------------------- --------------- ----------------- ----------------- -----------------

Operating Expenses:
   Operation and maintenance                                       67              18                  71                60
   Depreciation and amortization                                   42               7                  26                25
   Other taxes                                                       6              2                  15                17
----------------------------------------------------------- --------------- ----------------- ----------------- -----------------
Total Operating Expenses                                          115              27                112               102
----------------------------------------------------------- --------------- ----------------- ----------------- -----------------

Operating Income                                                    57             13                  53                54

Other Income, net                                                    8              1                   6                 5

Interest Charges                                                   20                5                 18                18
----------------------------------------------------------- --------------- ----------------- ----------------- -----------------

Income Before Income Taxes and
  Cumulative Effect of Accounting Change                           45                9                 41                41

Income Taxes                                                       24                4                 17                16
----------------------------------------------------------- --------------- ----------------- ----------------- -----------------

Income Before Cumulative Effect of Accounting Change               21               5                  24                25

Cumulative Effect of Accounting Change, net of taxes
(Note 2)                                                             7               -                   -                -
----------------------------------------------------------- --------------- ----------------- ----------------- -----------------
----------------------------------------------------------- --------------- ----------------- ----------------- -----------------

Net Income                                                         28                5                 24                25
Retained Earnings at Beginning of Period                           73              73                  70                64
Acquisition of  Company                                           (73)               -                  -                 -
Common Stock Cash Dividends Declared                              (19)              (5)               (21)              (19)
----------------------------------------------------------- --------------- ----------------- ----------------- -----------------
=========================================================== =============== ================= ================= =================
Retained Earnings at End of Period                                 $9             $73                $73               $70
=========================================================== =============== ================= ================= =================

See Notes to Consolidated Financial Statements.








PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS


--------------------------------------------------------- ----------------- -----------------------------------------------------
                                                             Successor                          Predecessor
--------------------------------------------------------- ----------------- ------------------ ----------------------------------
                                                                Year          Three Months
                                                               Ended              Ended                Fiscal Year Ended
                                                            December 31,      December 31,      September 30,    September 30,
Millions of  dollars                                            2000              1999              1999              1998
--------------------------------------------------------- ----------------- ------------------ ---------------- -----------------

Cash Flows From Operating Activities:
   Net income                                                   $28                 $5               $24              $25
   Adjustments to reconcile net income to net cash
provided from (used in) operating activities:
         Cumulative effect of accounting change, net of
taxes                                                             (7)                -                 -                -
         Depreciation and amortization                            47                 8                29               28
         Over (under) collections, fuel adjustment
clause                                                             9                 -                 5               (6)
         Change in operating assets and liabilities:
           (Increase) decrease in receivables, net              (77)               (49)               (9)              11
           (Increase) decrease in inventories                     (3)                 -               (5)              (3)
           (Increase) decrease in deferred gas cost                5                 (8)              (5)                6
           Increase (decrease) in accounts payable and
advances                                                         78                  39                5               (7)
           Increase (decrease) in accrued pension cost             -                 (1)              (3)              (2)
           Increase (decrease) in postretirement payable          1                   -                -                 -
           Increase (decrease) in deferred income
taxes, net                                                         9                  -                8                7
         Other, net                                              (14)                 -                1               (5)
--------------------------------------------------------- ----------------- ------------------ ---------------- -----------------
Net Cash Provided From (Used In) Operating Activities             76                 (6)             50                54
--------------------------------------------------------- -----------------                    ---------------- -----------------
                                                                            ------------------

Cash Flows From Investing Activities:
   Construction expenditures                                     (39)              (12)             (44)              (65)
   Sales of assets                                                 5                  -                -                -
   Nonutility and other                                          (1)                (1)               (5)              (2)
--------------------------------------------------------- ----------------- ------------------ ---------------- -----------------
Net Cash Provided From (Used For) Investing Activities           (35)              (13)             (49)              (67)
--------------------------------------------------------- ----------------- ------------------ ---------------- -----------------

Cash Flows From Financing Activities:
   Issuance of common stock                                        -                  -                6               10
   Increase (decrease) in short-term borrowings, net             (13)               34               34                33
   Retirement of long-term debt and common stock                  (9)                (8)            (17)              (10)
   Cash dividends                                                (21)                (5)            (20)              (19)
--------------------------------------------------------- ----------------- ------------------ ---------------- -----------------
Net Cash Provided From (Used For) Financing Activities           (43)               21                 3               14
--------------------------------------------------------- ----------------- ------------------ ---------------- -----------------

Net (Decrease) Increase in Cash and Temporary
Investments                                                       (2)                2                 4                 1
Cash and Temporary Investments at Beginning of Period              9                 7                 3                 2
--------------------------------------------------------- ----------------- ------------------ ---------------- -----------------
--------------------------------------------------------- ----------------- ------------------ ---------------- -----------------

Cash and Temporary Investments at End of Period                   $7                $9                $7               $3
========================================================= ================= ================== ================ =================

Supplemental Cash Flow Information:

Cash paid during the period for:
   Interest (net of capitalized interest of $1.0,
     $0.1, $0.6  and $0.6)                                           $21            $5                $18               $18

   Income taxes                                                   25                  -               7                12


In connection with the acquisition of Public Service Company of North Carolina, Inc. by SCANA Corporation, $21 million in common stock was cancelled. The application of push-down accounting for the acquisition resulted in the recording of a $466 million acquisition adjustment.


See Notes to Consolidated Financial Statements.





PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
CONSOLIDATED STATEMENTS OF CAPITALIZATION

-------------------------------------------------------------------------- ---------------- ----------------
                                                                              Successor       Predecessor
-------------------------------------------------------------------------- ---------------- ----------------
December 31, (Millions of dollars)                                              2000             1999
-------------------------------------------------------------------------- ---------------- ----------------

Common Equity:
   Common stock, $1 par, 1,000 shares authorized and issued in 2000;
      30,000,000 shares authorized, 20,577,967 shares issued in 1999               $-             $21

  Capital in excess of par value                                                  703             138
  Retained earnings                                                                 9              73
-------------------------------------------------------------------------- ---------------- ----------------
Total Common Equity                                                              712              232
-------------------------------------------------------------------------- ---------------- ----------------

Long-term Debt:
  Senior debentures (unsecured) -
     10% due 2003                                                                    -               4
     10% due 2004                                                                  17               22
     8.75%  due 2012                                                               32               32
     6.99% due 2026                                                                 50              50
     7.45% due 2026                                                                 50              50
-------------------------------------------------------------------------- ---------------- ----------------
                                                                                  149             158
  Less - Current maturities                                                        (4)              (7)
-------------------------------------------------------------------------- ---------------- ----------------
Total Long-Term Debt, Net                                                         145              151
-------------------------------------------------------------------------- ---------------- ----------------
========================================================================== ================ ================
Total Capitalization                                                            $857             $383
========================================================================== ================ ================

See Notes to Consolidated Financial Statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Organization and Principles of Consolidation

         Public Service Company of North Carolina, Incorporated (PSNC), a public utility, was organized as a North Carolina corporation in 1938. Effective January 1, 2000 the acquisition of PSNC by SCANA Corporation (SCANA), a South Carolina holding company, was consummated in a business combination accounted for as a purchase. As a result, PSNC became a wholly owned subsidiary of SCANA incorporated under the laws of South Carolina. PSNC is engaged predominantly in the transportation, distribution and sale of natural gas to residential, commercial and industrial customers in North Carolina.

         The accompanying Consolidated Financial Statements include the accounts of PSNC and its subsidiary companies, PSNC Production Corporation, SCANA Public Service Company, L.L.C. (formerly Sonat Public Service Company, L.L.C.), Clean Energy Enterprises, Inc., PSNC Blue Ridge Corporation, and PSNC Cardinal Pipeline Company (collectively, the "Company"). The accounts of SCANA Public Service Company, L.L.C. are included only for the period subsequent to their acquisition (See Note 4). Investments in other affiliates in which the Company has the ability to exercise influence over operating and financial policies are accounted for under the equity method. Significant intercompany balances and transactions have been eliminated in consolidation.

         Affiliated Transactions

         At December 31, 2000 PSNC had recorded $4.3 million in associated company receivables and $1.7 million in associated company payables with various SCANA subsidiaries. These amounts are included in PSNC's accounts receivable and accounts payable, respectively.

B.       Basis of Accounting

         PSNC accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, PSNC has recorded, as of December 31, 2000, approximately $21.0 million and $4.6 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax liabilities of approximately $0.4 million. The regulatory assets are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, PSNC may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on PSNC's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

C.       System of Accounts

         The accounting records of PSNC are maintained in accordance with the Uniform System of Accounts prescribed by the National Association of Regulatory Utility Commissioners (NARUC) and as adopted by the North Carolina Utilities Commission (NCUC).

D.       Change in Fiscal Year

         PSNC changed its fiscal year end to December 31 from September 30, effective January 1, 2000.

E.       Utility Plant

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

F.       Allowance for Funds Used During Construction (AFC)

         AFC, a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the cost of debt dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The calculated AFC composite rates were 6.8 percent for the year ended 2000, 6.4 percent for the three months ended December 31, 1999 and 5.5 percent and 5.9 percent for the fiscal years ended 1999 and 1998, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561.

G.       Revenue Recognition

         Revenues are recorded during the accounting period in which services are provided to customers, and include estimated amounts for natural gas delivered, but not yet billed. Prior to January 1, 2000 revenues related to regulated gas services were recorded only as customers were billed. (See Note 2.)

         PSNC's Rider D mechanism authorizes the recovery of all prudently incurred gas costs from customers on a monthly basis. Any difference in amounts paid and collected for these costs is deferred for subsequent refund to or collection from customers. Additionally, PSNC can recover its margin losses on negotiated gas sales to certain large commercial/industrial customers in any manner authorized by the NCUC. At December 31, 2000 and 1999 PSNC had undercollected from customers pursuant to Rider D approximately $9.3 million and $16.7 million, respectively, which is in "Deferred Gas Costs, net."

         PSNC's gas rate schedules for residential, small commercial and small industrial customers include a weather normalization adjustment, which minimizes fluctuations in gas revenues due to abnormal weather conditions. PSNC establishes its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas as approved by the NCUC.

H.       Depreciation and Amortization

         Provisions for depreciation and amortization are recorded using the straight-line method and are based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates approximate 4.1 percent for the year ended December 31, 2000, 4.1 percent for the three months ended December 31, 1999 and 3.9 percent and 4.0 percent for the fiscal years ended September 30, 1999 and 1998.

         The acquisition adjustment related to the acquisition of PSNC by SCANA is being amortized over a 35-year period using the straight-line method.

I.       Income Taxes

         In 2000 PSNC is included in the consolidated federal income tax return of SCANA Corporation. Under a joint consolidated income tax allocation agreement each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Deferred tax assets and liabilities are recorded for the tax effects of all significant temporary differences between the book basis and tax basis of assets and liabilities at currently enacted rates. Deferred tax assets and liabilities are adjusted for changes in such rates through charges or credits to regulatory assets or liabilities if they are expected to be recovered from, or passed through to, customers; otherwise they are charged or credited to income tax expense.

J.       Debt Expense

            PSNC amortizes issuance costs for its debentures over the life of the related debt. PSNC is amortizing the redemption premium and the unamortized issuance costs on its previously refunded Series K First Mortgage Bonds over 15 years (1987-2002), in accordance with the treatment authorized by the NCUC.

K.       Environmental

         PSNC maintains an environmental assessment program to identify and assess current and former operation sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate to regulated operations. Such amounts are deferred and amortized with recovery provided through rates.

L.       Cash and Temporary Investments

         PSNC considers temporary cash investments having original maturities of three months or less to be cash equivalents. Temporary cash investments may include repurchase agreements, U.S. Treasury bills, federal agency securities, certificates of deposit and high-grade commercial paper.

         Since fiscal 1992, PSNC has received refunds from its pipeline transporters for which the investment and use have been restricted by an order of the NCUC. Pursuant to an order of the NCUC, these funds are segregated from PSNC's general funds and will be used for expansion of PSNC's facilities into unserved territories. These refunds, along with interest earned thereon, are periodically transferred to the Office of the State Treasurer of North Carolina. The balance not transferred is reported in restricted cash and temporary investments.

         At December 31, 2000 the balance in restricted cash and temporary investments includes approximately $4.5 million in supplier refunds to be returned to customers in the form of a bill credit during the first quarter of 2001. This refund to customers was approved by the NCUC to help defray the unusually high cost of natural gas experienced during the most recent heating season.

M.       Recently Issued Accounting Standard and Bulletin

         In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000 the FASB issued SFAS 138, which amends certain provisions of SFAS 133 to expand the normal purchase and sale exemption for supply contracts and to redefine interest rate risk to reduce sources of ineffectiveness, among other things. PSNC's adoption of SFAS 133, as amended, on January 1, 2001 did not have a material impact on PSNC's results of operations, cash flows or financial position.

        In December 1999 Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" was issued by the Securities and Exchange Commission
(SEC), and provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. PSNC's adoption of this bulletin in the fourth quarter of 2000 had no impact on its results of operations, cash flows or financial position.

N.       Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2000.

O.       Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         Effective January 1, 2000 PSNC changed its method of accounting for operating revenues associated with its regulated utility operations from cycle billing to full accrual. The cumulative effect of this change was approximately $6.6 million, net of taxes. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service rendered but not yet billed as of the end of the accounting period. At December 31, 1999 the gas costs associated with unbilled revenues were deferred. Beginning January 1, 2000 these costs are no longer deferred.

         If this method had been applied retroactively, net income would have been $11.0 million for the three months ended December 31, 1999, compared to $5.1 million , as previously reported. Further, if this method had been applied retroactively to the fiscal years ended September 30 1999 and 1998, the impact on net income would not have been material.

3.       ACQUISITION BY SCANA CORPORATION

               On February 10, 2000 the acquisition of PSNC by SCANA was consummated in a business combination accounted for as a purchase. PSNC became a wholly owned subsidiary of SCANA effective January 1, 2000. Pursuant to the Agreement and Plan of Merger, PSNC shareholders were paid approximately $212 million in cash and 17.4 million shares of SCANA common stock valued at approximately $488 million.

               PSNC has recorded a utility plant acquisition adjustment of approximately $466 million, which reflects the excess of SCANA's purchase price over the fair value of PSNC's net assets at January 1, 2000. The adjustment is being amortized over 35 years on the straight-line basis. Common equity at December 31, 2000 includes the effect of the acquisition adjustment.

               PSNC agreed to pay approximately $5 million to ten key executives under severance agreements related to the acquisition. Severance benefits of approximately $2.7 million have been paid to seven key executives whose positions were eliminated. In addition, approximately $3.1 million was paid to former directors of PSNC in connection with deferred compensation and retirement plans, and approximately $8.1 million was paid to participants in PSNC's nonqualified stock option plans.

4.       ACQUISITION OF SONAT PUBLIC SERVICE COMPANY

       Effective December 31, 1999 PSNC Production Corporation (PSNC Production), a wholly owned subsidiary of PSNC, purchased the remaining 50% membership interest in Sonat Public Service Company, L.L.C. (Sonat). As a result, Sonat became a wholly owned subsidiary of PSNC Production. PSNC Production paid $5.3 million to acquire this interest. Sonat was subsequently renamed SCANA Public Service Company, L.L.C. (SCANA Public Service).

5.       RATE AND OTHER REGULATORY MATTERS

         A. On April 6, 2000 the NCUC issued an order permanently approving PSNC's request to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. The NCUC previously allowed PSNC use of this mechanism on a trial basis. This procedure ensures that the amount paid by PSNC for natural gas to serve these customers approximates the amount collected from them.

         B. A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from PSNC's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. On December 30, 1999 PSNC filed an application with the NCUC to extend natural gas service to Madison, Jackson and Swain Counties. Pursuant to state statutes, the NCUC required PSNC to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. On June 29, 2000 the NCUC approved PSNC's requests for reinstatement of its exclusive franchises for Madison, Jackson and Swain Counties and disbursement of up to $28.4 million from PSNC's expansion fund for this project. PSNC estimates that the cost of this project will be approximately $31.4 million.

         C. On December 7, 1999 the NCUC issued an order approving the acquisition of PSNC by SCANA. As specified in the NCUC order, PSNC reduced its rates by approximately $1 million in August 2000, will reduce rates another $1 million in August 2001 and has agreed to a five-year moratorium on general rate cases. General rate relief can be obtained during this period to recover costs associated with materially adverse governmental actions and force majeure events.

         D. On February 22, 1999 the NCUC approved PSNC's application to use expansion funds to extend natural gas service into Alexander County, and authorized disbursements from the fund of approximately $4.3 million based upon budgeted construction cost of approximately $6.2 million. Most of Alexander County lies within PSNC's certificated service territory and did not previously have natural gas service. The project was completed and customers began receiving natural gas service in March 2000.

         E. On October 30, 1998 the NCUC issued an order in PSNC's general rate case filed in April 1998. The order, effective November 1, 1998, granted PSNC additional revenue of $12.4 million and allowed a 9.82 percent overall rate of return on PSNC's net utility investment. It also approved the continuation of the Weather Normalization Adjustment (WNA) and Rider D mechanisms and full margin transportation rates. PSNC's Rider D rate mechanism authorizes the recovery of all prudently incurred gas costs from customers on a monthly basis. Any difference in amounts paid and collected for these costs is deferred for subsequent refund to or collection from customers. On February 4, 2000 in response to an appeal by the Carolina Utility Customers Association, Inc., the Supreme Court of North Carolina affirmed the NCUC order.

6.       EMPLOYEE BENEFIT PLANS AND STOCK COMPENSATION PLANS

         Employee Benefit Plans

                         Since  July 1, 2000 PSNC has  participated  in  SCANA's
noncontributory defined benefit pension plan, which covers substantially all permanent employees. SCANA's pension plan benefits for PSNC employees are calculated using a cash balance formula under which employees earn benefits through monthly compensation and interest credits. SCANA's policy has been to fund the plan to the extent permitted by the applicable Federal income tax regulations as determined by an independent actuary.

             Also, since July 1, 2000 PSNC has participated in SCANA's plan to provide certain unfunded health care and life insurance benefits to active and retired employees. Retirees share in a portion of their medical care cost and are provided life insurance benefits at no charge. The cost of postretirement benefits other than pensions are accrued during the years the employees render the service necessary to be eligible for the applicable benefits.

Prior to July 1, 2000 PSNC and its subsidiaries sponsored a noncontributory defined benefit pension plan covering substantially all employees. The benefits were based on years of service and the employee's compensation during the five consecutive years of employment that produced the highest average pay. Contributions to the plan were determined on an annual basis, with the amount of such contributions being within the range of the minimum required funding amount and the maximum amount deductible for Federal income tax purposes. Prior to July 1, 2000 PSNC also provided certain health care and life insurance benefits to its employees. Retirees were required to contribute toward the costs of their medical care coverage. The costs of postretirement benefits other than pensions were accrued during the years the employees rendered the service necessary to be eligible for the applicable benefits.

         During the fiscal year ended September 30, 1999, PSNC recognized pension gains of $1.8 million and a net curtailment loss on postretirement benefit obligations of $0.5 million directly related to severance activity under restructuring discussed further in Note 13.

         The fair value of PSNC's common stock held by its plan at June 30, 2000, December 31, 1999, and September 30, 1999 measurement dates were approximately $0.0 million, $1.4 million and $1.3, million respectively.

         As discussed above, effective July 1, 2000, PSNC's pension and postretirement plans were merged with SCANA's plans. At the time of the plan mergers, PSNC had recognized a prepaid pension cost of approximately $9.0 million and a postretirement welfare plan obligation of approximately $9.1 million. For the period July 1 through December 31, 2000, PSNC's net periodic benefit income was approximately $0.6 million income for the pension plan and PSNC's net periodic benefit cost was approximately $0.7 million cost for the postretirement plan.

         Disclosures required for these PSNC's plans under SFAS 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits" for the periods prior to the plan mergers are set forth in the following tables:

Components of Net Periodic Benefit Cost

                                                   Retirement Benefits

                                          Six Months          Three Months

                                            Ended                Ended               Year Ended              Year Ended
                                          June 30,            December 31,          September 30,          September 30,


Millions of dollars                         2000                  1999                  1999                    1998
------------------------------------ -------------------- --------------------- ---------------------- -----------------------
Service cost                                $0.8                   $0.5                 $2.3                    $2.1
Interest cost                                 1.6                    0.8                  3.0                     3.0
Expected return on plan assets              (2.2)                  (0.8)                 (3.1)                   (2.7)
Prior service cost amortization                 -                    0.1                  0.6                     0.6
Transition amount amortization                  -                   (0.1)                (0.3)                   (0.3)
==================================== ==================== ===================== ====================== =======================
Net periodic benefit cost                   $0.2                   $0.5                 $2.5                    $2.7
==================================== ==================== ===================== ====================== =======================


                                              Other Postretirement Benefits

                                         Six Months           Three Months

                                            Ended                Ended               Year Ended              Year Ended
                                          June 30,            December 31,          September 30,          September 30,


Millions of dollars                         2000                  1999                  1999                    1998
------------------------------------ -------------------- --------------------- ---------------------- -----------------------
Service cost                                 $0.1                 $0.1                   $0.3                   $0.3
Interest cost                                 0.4                   0.2                   0.6                     0.6
Prior service cost amortization                  -                    -                   0.1                       -
Transition amount amortization                   -                    -                   0.2                     0.2
==================================== ==================== ===================== ====================== =======================

Net periodic benefit cost                    $0.5                 $0.3                   $1.2                   $1.1
==================================== ==================== ===================== ====================== =======================

Weighted-Average Assumptions

                                                    Retirement Benefits

                                         Six Months           Three Months

                                            Ended                Ended               Year Ended             Year Ended
                                          June 30,            December 31,          September 30,         September 30,

                                            2000                  1999                  1999                   1998
------------------------------------ -------------------- --------------------- ---------------------- ---------------------

Discount rate                               8.00%                8.00%                  7.50%                 6.75%
Expected return on plan assets              9.50%                9.50%                  8.00%                 8.00%
Rate of compensation increase            Age-related          Age-related            Age-related           Age-related







                                               Other Postretirement Benefits

                                         Six Months          Three Months

                                            Ended                Ended               Year Ended              Year Ended
                                          June 30,           December 31,          September 30,           September 30,

                                            2000                 1999                   1999                    1998
------------------------------------ -------------------- -------------------- ----------------------- -----------------------
Discount rate                               8.00%                8.00%                 7.50%                   6.75%
Expected return on plan assets               n/a                  n/a                   n/a                     n/a
Rate of compensation increase            Age-related          Age-related           Age-related             Age-related


Changes in Benefit Obligations

                                                    Retirement Benefits

                                                        Six Months           Three Months

                                                           Ended                Ended                Year Ended
                                                         June 30,            December 31,           September 30,


Millions of dollars                                        2000                  1999                   1999
--------------------------------------------------- -------------------- --------------------- ------------------------
Benefit obligation, beginning of period                    $38.7                $44.1                   $46.6
Service cost                                                 0.8                   0.5                    2.3
Interest cost                                                1.6                   0.8                    3.0
Settlement payments                                             -                    -                   (7.2)
Benefits paid                                                (2.5)                (2.2)                  (0.5)
Curtailment gain                                                 -                   -                   (1.2)
Actuarial (gain) loss                                         1.3                 (4.5)                   1.1
--------------------------------------------------- -------------------- --------------------- ------------------------
Benefit obligation at end of period                        $39.9                $38.7                   $44.1
=================================================== ==================== ===================== ========================


                                               Other Postretirement Benefits

                                                         Six Months          Three Months

                                                           Ended                 Ended               Year Ended
                                                          June 30,           December 31,           September 30,


Millions of dollars                                         2000                 1999                   1999
--------------------------------------------------- --------------------- -------------------- ------------------------
Benefit obligation, beginning of period                      $8.9                $9.3                   $9.0
Service cost                                                  0.1                    -                    0.3
Interest cost                                                 0.4                  0.2                    0.6
Benefits paid                                                (0.3)               (0.1)                   (0.6)
Curtailment gain                                                 -                   -                   (0.3)
Actuarial (gain) loss                                          2.1                (0.5)                   0.3
--------------------------------------------------- --------------------- -------------------- ------------------------
Benefit obligation at end of period                         $11.2                $8.9                   $9.3
=================================================== ===================== ==================== ========================







Change in Plan Assets

                                                    Retirement Benefits

                                                         Six Months          Three Months

                                                           Ended                 Ended               Year Ended
                                                          June 30,           December 31,           September 30,


Millions of dollars                                         2000                 1999                   1999
--------------------------------------------------- --------------------- -------------------- ------------------------
Fair value of plan assets, beginning of period             $47.9                $45.0                   $43.7
Actual return on plan assets                                  0.8                  3.1                    5.3
Company contribution                                            -                  2.0                    3.7
Benefits paid                                               (2.5)                 (2.2)                  (7.7)
--------------------------------------------------- -------------------- --------------------- ------------------------
Fair value of plan assets at end of period                 $46.2                $47.9                   $45.0
=================================================== ==================== ===================== ========================

Funded Status of Plans

                                                    Retirement Benefits

                                                        Six Months           Three Months

                                                           Ended                Ended                Year Ended
                                                         June 30,            December 31,           September 30,


Millions of dollars                                        2000                  1999                   1999
--------------------------------------------------- -------------------- --------------------- ------------------------
Funded status, beginning of period                         $6.3                  $9.2                   $0.9
Unrecognized actuarial (gain) loss                           2.7                (14.4)                  (7.6)
Unrecognized prior service cost                                -                  2.5                     2.7

Unrecognized net transition obligation                         -                 (0.8)                  (1.0)
--------------------------------------------------- -------------------- --------------------- ------------------------
Net asset (liability) recognized in

  Consolidated Balance Sheet                               $9.0                 $(3.5)                 $(5.0)
=================================================== ==================== ===================== ========================

                                               Other Postretirement Benefits

                                                       Six Months          Three Months

                                                         Ended                Ended                 Year Ended
                                                        June 30,           December 31,           September 30,


Millions of dollars                                       2000                 1999                    1999
------------------------------------------------- --------------------- ------------------- ---------------------------
Funded status, beginning of period                      $(11.2)                $(8.9)                 $(9.3)
Unrecognized actuarial (gain) loss                          2.1                 (0.5)                    0.3

Unrecognized prior service cost                               -                  0.4                     0.4

Unrecognized transition obligation                            -                  2.7                     2.8
------------------------------------------------- -------------------- --------------------- --------------------------
Net asset (liability) recognized in

  Consolidated Balance Sheet                             $(9.1)                $(6.3)                 $(5.8)
================================================= ==================== ===================== ==========================

Health Care Trends

The determination of net periodic other postretirement benefit cost is based on the following assumptions:


                                                       Six Months          Three Months

                                                         Ended                Ended                 Year Ended
                                                        June 30,           December 31,           September 30,


                                                          2000                 1999                    1999
------------------------------------------------- --------------------- ------------------- ---------------------------
Health care cost trend rate                              8.00%                8.00%                    7.75%
Ultimate health care cost trend rate                     5.50%                5.50%                    4.25%

Year achieved                                            2005                  2005                    2008

         Stock Compensation Plans

                Prior to SCANA's acquisition of PSNC effective January 1, 2000, PSNC sponsored the stock-based compensation plans described below. PSNC applied the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for grants made under the plans. Because all options granted after September 30, 1997 were granted with exercise prices equal to the fair market value of the Company's stock on the respective grant dates, no compensation expense was recognized in connection with such grants. If PSNC had determined compensation expense for the issuance of options based on the fair value method described in SFAS 123, "Accounting for Stock-Based Compensation," net income would have been reduced to the pro forma amounts shown below:

                                                Year Ended September 30,
           Millions of dollars                    1999          1998
           --------------------- --------------------------------------------

           Net income            As reported     $24.5          $24.8
                                 Pro forma       $23.7          $23.6


         Nonqualified Stock Option Plans

                PSNC sponsored a 1992 Nonqualified Stock Option Plan (1992 Plan) and a 1997 Nonqualified Stock Option Plan (1997 Plan). In accordance with the 1992 Plan, options to purchase PSNC common stock could have been granted to officers and key employees of PSNC at 90 percent of the fair market value of the stock determined on the date of the grant. Under the 1997 Plan, options to purchase PSNC's common stock could have been granted to officers and key employees of PSNC at the fair market value of the stock determined on the date of the grant. Options from the 1992 Plan and the 1997 Plan were exercisable beginning two years from the date of the grant and expired five years from the date of the grant.

                In addition, upon a change in control event, which occurred with shareholder approval of PSNC's acquisition by SCANA, all outstanding options became exercisable on July 1, 1999.

                Options granted, exercised and canceled under both plans for the periods indicated were as follows:

                                    Options              Weighted-Average
                                  Outstanding             Exercise Price
 --------------------------------------------------- --------------------------

 September 30, 1997                 463,938                   $14.54
 Granted                            624,000                   $20.64
 Exercised                         (111,375)                  $14.60
 Canceled                           (20,879)                  $16.88
 --------------------------------------------------- --------------------------
 September 30, 1998                 955,684                   $18.46
 Granted                                    -                         -
 Exercised                         (149,212)                  $14.66
 Canceled                          (101,680)                  $20.54
 --------------------------------------------------- --------------------------
 September 30, 1999                 704,792                   $18.97
 Granted                                    -                        -
 Exercised                          (60,647)                  $12.86
 Canceled                                   -                        -
 --------------------------------------------------- --------------------------
 --------------------------------------------------- --------------------------
 December 31,1999                   644,145                   $19.08
 Granted                                    -                        -
 Exercised                         (644,145)                  $19.08
 Canceled                                   -                        -
 --------------------------------------------------- --------------------------
 =================================================== ==========================
 December 31, 2000                          -                        -
 =================================================== ==========================

                For purposes of pro forma disclosure, the weighted average fair value at grant date (the value at grant date of the right to purchase stock at a fixed price for an extended time period) for options granted in 1998 was estimated using the Black-Scholes options pricing model with the following weighted average assumptions:

            Risk free interest rates(s)                       5.5% and 5.8%
            Volatility factor                                     15.30%
            Dividend yield                                        4.53%
            Expected life                                       4.5 years

                The weighted average fair value of nonqualified stock options granted during fiscal 1998 was $2.54. At September 30, 1998, 231,403 options were exercisable at a weighted average price of $13.49. At September 30 and December 31, 1999, all outstanding options were exercisable at the weighted average prices indicated above. As of December 31, 1999, the 644,145 outstanding options had a weighted average remaining contractual life of 2.6 years and exercise prices ranging from $12.86 to $21.25.

         Employee Stock Purchase Plan

                Under the 1992 Employee Stock Purchase Plan, as amended, PSNC was authorized to issue common stock to its full-time employees, nearly all of whom were eligible to participate, at a purchase price equal to 90 percent of such common stock's fair value. This plan was terminated effective June 30, 1999. In fiscal 1999 and 1998, PSNC issued to employees 62,355 and 82,203 shares, respectively.

                For purposes of pro forma disclosure, the weighted average fair value at grant date for employee stock options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                      1999                  1998
 ------------------------------------------- ---------------------

 Risk free interest rate             4.58%                 5.43%
 Volatility factor                  14.96%                15.30%
 Dividend yield                      3.85%                 4.53%
 Expected life                      1 year                1 year

                The weighted  average fair value of each employee stock purchase
         plan  grant   during   fiscal  1999  and  1998  was  $6.52  and  $6.10,
         respectively.

7.       LONG-TERM DEBT

                  The annual amounts of long-term debt maturities for the years 2001 through 2005 are summarized as follows:

   ----------------- ----------------- ------------------ -----------------
         Year             Amount             Year              Amount
   ----------------- ----------------- ------------------ -----------------
                            (Millions of Dollars)

         2001               $4.3             2004               $7.5
         2002                4.3             2005                 3.2
         2003                7.5
   ----------------- ----------------- ------------------ -----------------


                Under the terms of the debt agreements, there are various provisions relating to the maintenance of certain financial ratios and conditions, the most significant of which could restrict payment of dividends. At December 31, 2000, PSNC is in compliance in all material respects with the requirements of its debt agreements.

8.       SHORT-TERM BORROWINGS

         PSNC pays fees to banks as compensation for its committed lines of credit. Commercial paper borrowings are for 270 days or less. At December 31, 2000 committed lines of credit under revolving credit agreements which expire July 27, 2001 were $125 million. Unused lines of credit were $125 million. Short-term borrowings through commercial paper at December 31, 2000 were $125 million at a weighted average interest rate of 6.69 percent.

         At December 31, 1999 PSNC had committed lines of credit with five commercial banks and a five-year revolving line of credit with one bank. PSNC also had uncommitted annual lines of credit. PSNC paid fees to banks as compensation for its committed lines of credit. At December 31, 1999 PSNC had authorized lines of credit (committed and uncommitted) of $195 million, which included unused lines of credit of $57.5 million and short-term borrowings of $137.5 million at a weighted average interest rate of 5.74 percent.

9.       COMMON EQUITY

       The changes in "Common Equity" during the year ended December 31, 2000, the three months ended December 31, 1999 and fiscal years ended September 30, 1999 and 1998 are summarized as follows:

                                             Common Shares   Millions of Dollars
--------------------------------------------------------------------------------
Balance at September 30, 1997                 19,770,843          $207.4
    Changes in Retained Earnings:
       Net income                                                   24.8
       Cash Dividends Declared                                     (19.2)
     Issuance of Stock                           503,489             9.8
--------------------------------------------------------------------------------
Balance at September 30, 1998                 20,274,332           222.8
   Changes in Retained Earnings
       Net Income                                                   24.5
       Cash Dividends Declared                                     (20.8)
   Issuance of  Stock                            303,635             6.7
--------------------------------------------------------------------------------
Balance at September 30, 1999                 20,577,967           233.2
   Changes in Retained Earnings:
       Net Income                                                    5.1
       Cash Dividends Declared                                      (6.0)
----------------------------------------------- --------------
Balance at December 31, 1999                  20,577,967           232.3
   Cancellation of Shares Due
     to Acquisition                          (20,576,967)          470.9
   Other Changes in Retained Earnings:
       Net Income                                                   27.8
       Cash Dividends Declared                                     (19.0)
-------------------------------------------------------------------------------
Balance at December 31, 2000                      1,000            $712.0
============================================================== ======= =========

10.      INCOME TAXES

       Total income tax expense attributable to income before cumulative effect of accounting change for the periods indicated is as follows:

                                                       Successor                        Predecessor
--------------------------------------------------- ---------------- ---------------------------------------------------
                                                         Year          Three Months
                                                         Ended            Ended               Fiscal Year Ended
                                                     December 31,      December 31,     September 30,    September 30,
Millions of dollars                                      2000              1999              1999             1998
--------------------------------------------------- ---------------- ----------------- ----------------- ---------------

Current taxes:
      Federal                                            $18.6             $2.9              $9.0             $7.9
      State                                                 3.9             0.6                2.1             1.8
--------------------------------------------------- ---------------- ----------------- ----------------- ---------------
--------------------------------------------------- ---------------- ----------------- ----------------- ---------------
            Total current taxes                           22.5              3.5              11.1              9.7
--------------------------------------------------- ---------------- ----------------- ----------------- ---------------
--------------------------------------------------- ---------------- ----------------- ----------------- ---------------
Deferred taxes, net:
      Federal                                               1.5             0.6                5.4             5.6
      State                                                 0.3             0.1                1.2             1.3
--------------------------------------------------- ---------------- ----------------- ----------------- ---------------
--------------------------------------------------- ---------------- ----------------- ----------------- ---------------
            Total deferred taxes                            1.8             0.7                6.6             6.9
--------------------------------------------------- ---------------- ----------------- ----------------- ---------------
--------------------------------------------------- ---------------- ----------------- ----------------- ---------------
Investment tax credits:
      Amortization of amounts deferred - Federal           (0.4)               -              (0.4)            (0.4)
--------------------------------------------------- ---------------- ----------------- ----------------- ---------------
            Total investment tax credits                   (0.4)               -              (0.4)            (0.4)
--------------------------------------------------- ---------------- ----------------- ----------------- ---------------
            Total income tax expense                     $23.9             $4.2             $17.3            $16.2
=================================================== ================ ================= ================= ===============

       The  difference   between  actual  income  tax  expense  and  the  amount
calculated  from the  application of the statutory  Federal income tax rate (35%
for  2000,  1999  and  1998) to  pre-tax  income  before  cumulative  effect  of accounting change is reconciled as follows:

                                                       Successor                        Predecessor
--------------------------------------------------- ---------------- ---------------------------------------------------
                                                         Year          Three Months
                                                         Ended            Ended               Fiscal Year Ended
                                                     December 31,      December 31,     September 30,    September 30,
Millions of dollars                                      2000              1999              1999             1998
--------------------------------------------------- ---------------- ----------------- ----------------- ---------------

Income before cumulative effect
   of accounting change                                  $21.2              $5.1            $24.1            $24.8
Total income tax expense:
   Charged to operating expense                           20.6               3.8              15.3             15.1
   Charged to other income                                  3.3              0.4               2.0              1.1
=================================================== ================ ================= ================= ===============
      Total pre-tax income                                 45.1              9.3              41.4             41.0
=================================================== ================ ================= ================= ===============
=================================================== ================ ----------------- ================= ===============

Income taxes on above at statutory
   Federal income tax rate                                15.8               3.3              14.5             14.4
Increases (decreases) attributed to:
   State income taxes (less Federal income tax
effect)                                                     2.8             0.5                2.1               2.0
    Non-deductible book amortization
      of acquisition adjustments                            4.7                -                  -                -
   Amortization of Federal investment tax credits         (0.4)                -              (0.4)             (0.4)
   Other differences, net                                   1.0             0.4                1.1               0.2
--------------------------------------------------- ---------------- ----------------- ----------------- ---------------
=================================================== ================ ================= ================= ===============
        Total income tax expense                         $23.9             $4.2             $17.3             $16.2
=================================================== ================ ================= ================= ===============

   The tax effects of significant temporary differences comprising PSNC's net deferred tax liability of $80.7 million at December 31, 2000 and $73.8 million at December 31, 1999 (see Note 1I), are as follows:

                                                   Successor   Predecessor
--------------------------------------------------------------------------
Millions of dollars                                  2000          1999
--------------------------------------------------------------------------

Deferred tax assets:
   Unamortized investment tax credits                $1.0          $1.1
   Other postretirement benefits                        -           2.1
   Pension costs                                        -           2.0
   Deferred compensation                                -           1.0
   Other                                              2.9           4.2
---------------------------------------------------------------- ---------
        Total deferred tax assets                     3.9          10.4
---------------------------------------------------------------- ---------

Deferred tax liabilities:
   Property, plant and equipment                     82.2          80.6
   Other                                              2.4           3.6
---------------------------------------------------------------- ---------
        Total deferred tax liabilities               84.6          84.2
----------------------------------------------------------------  --------
Net deferred tax liability                          $80.7         $73.8
================================================================ =========


11.           FINANCIAL INSTRUMENTS

       The carrying amounts and estimated fair values of PSNC's financial instruments at December 31, 2000 and 1999 are as follows:

      Millions of dollars                                     2000                          1999
      ------------------------------------------- ----------------------------- ------------------------------
                                                                   Estimated                      Estimated
                                                    Carrying         Fair          Carrying         Fair
                                                     Amount          Value          Amount          Value
      ------------------------------------------- -------------- -------------- --------------- --------------
      Assets:
        Cash and temporary cash investments              $7             $7             $9              $9
      Liabilities:
        Short-term borrowings                          125            125             138            138
        Long-term debt                                 149            154             157            156

       The information presented herein is based on pertinent information available as of December 31, 2000 and 1999. Although PSNC is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 2000, and the current estimated fair value may differ significantly from the estimated fair value that date.

       The following methods and assumptions were used to estimate the fair value of the above classes of financial instruments:

o     Cash and temporary cash investments are valued at their carrying amounts.

o Fair values of long-term debt are based on quoted market prices of the instruments. Settlement of long-term debt may not be possible or may not be considered prudent.

o     Short-term borrowings are valued at their carrying amounts.

12.      COMMITMENTS AND CONTINGENCIES

       PSNC owns, or has owned, all or portions of seven sites in North Carolina on which manufactured gas plants (MGP) were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at only one site, and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources has recommended that no further action be taken with respect to one site. An environmental due diligence review of PSNC conducted in February 1999 estimated that the cost to remediate the remaining sites would range between $11.3 million and $21.9 million. During the second quarter of 2000, the review was finalized and the estimated liability was recorded. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties (PRP). An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of December 31, 2000, PSNC has recorded a liability and associated regulatory asset of $10.2 million, which reflects the minimum amount of the range, net of shared cost recovery from other PRPs. Amounts incurred to date are not material. Management intends to request recovery in future rate case filings of MGP cleanup costs incurred and not recovered from other PRPs and believes that all costs incurred will be recoverable in gas rates.

13.      RESTRUCTURING

         During fiscal 1999, PSNC recorded net restructuring charges of $4.3 million. These charges consisted of severance benefits of $3.7 million, a one-time payment to 152 employees of $1 million in connection with an automobile fleet restructuring, a net curtailment loss on postretirement benefit obligations of $.5 million offset by pension gains of $1.8 million and $.8 million of other restructuring charges.

14.      SEGMENT OF BUSINESS INFORMATION

        PSNC's reportable segments are listed in the following table. Gas Distribution uses operating income to measure profitability, while Energy Marketing, which is comprised solely of SCANA Public Service (formerly Sonat), uses net income to measure profitability. Affiliate revenue is derived from transactions between reportable segments. Prior to December 31, 1999 Sonat was an equity investment and not a segment of business (see Note 4). PSNC did not have deferred tax assets for any period reported. For 2000, adjustments to net income and income tax expense include the cumulative effect of the accounting change described in Note 2.

Disclosure of Reportable Segments

Millions of dollars
------------------------------ ------------------- ---------------- -------------- ------------------- --------------------
      Year Ended                   Gas              Energy           All           Adjustments/        Consolidated
  December 31, 2000            Distribution        Marketing        Other          Eliminations           Total
------------------------------ ------------------- ---------------- -------------- ------------------- --------------------

External Revenue                   $432              $141             $ -              $(26)               $547

Intersegment Revenue                   -                 1             30             (31)                  -
Deprec. & Amort.                      42                -               -                  -                  42

Operating Income                      54              n/a             n/a               3                   57
Interest Expense                      20                -               -                  -                  20

Net Income                          n/a                 2             5                   21                28
Segment Assets                    1,231                35              72                (90)              1,248
Expenditures for
Assets                               39                  -              1                  -                   40

------------------------------ ------------------- ---------------- -------------- ------------------- --------------------
  Three months Ended               Gas              Energy           All           Adjustments/        Consolidated
  December 31, 1999            Distribution        Marketing        Other          Eliminations           Total
------------------------------ ------------------- ---------------- -------------- ------------------- --------------------


External Revenue                   $81                n/a             -                   -                 $81

Intersegment Revenue                 -                n/a            $27              $(27)                     -

Deprec. & Amort.                     7               n/a              -                   -                     7
Operating Income                    13               n/a               n/a                -                    13

Interest Expense                     5               n/a              -                   -                     5

Net Income                          n/a               n/a             -            5                        5

Segment Assets                     678                20              58               (58)            698
Expenditures for
Assets                               12               n/a             1                   -            13







------------------------------ ------------------- ---------------- -------------- ------------------- --------------------
  Fiscal Year Ended                Gas              Energy           All           Adjustments/        Consolidated
  September 31, 1999           Distribution        Marketing        Other          Eliminations           Total
------------------------------ ------------------- ---------------- -------------- ------------------- --------------------


External Revenue                   $298              n/a              $6                $(6)                $298

Intersegment Revenue                   -             n/a              39                (39)                     -

Deprec. & Amort.                     26              n/a              1                (1)                     26
Operating Income                     53              n/a               n/a                -                    53

Interest Expense                     18              n/a              -                   -                    18

Net Income                          n/a              n/a              2                  22                    24

Segment Assets                      637              n/a              46                (34)                  649
Expenditures for
Assets                               44              n/a              5                    -                   49

------------------------------ ------------------- ---------------- -------------- ------------------- --------------------
  Fiscal Year Ended                Gas              Energy           All           Adjustments/        Consolidated
  September 31, 1998           Distribution        Marketing        Other          Eliminations           Total
------------------------------ ------------------- ---------------- -------------- ------------------- --------------------


External Revenue                   $330              n/a              -                    -                $330
Intersegment Revenue                   -             n/a               $87             $(87)                     -

Deprec. & Amort.                     25              n/a              1                  (1)                   25
Operating Income                     54              n/a               n/a                -                    54

Interest Expense                     18              n/a              -                   -                    18

Net Income                          n/a              n/a              1                  24                    25

Segment Assets                      606              n/a              34               (21)                   619
Expenditures for
Assets                               65              n/a              2                   -                     67



15.      SUBSEQUENT EVENTS

         PSNC Production Corporation and SCANA Public Service Company LLC were sold to SCANA Energy Marketing, Inc., a subsidiary of SCANA Corporation for $4.4 million, which approximates net book value, effective January 1, 2001.

         On February 16, 2001 PSNC issued $150 million of medium-term notes having an annual interest rate of 6.625 percent and maturing on February 15, 2011. The proceeds from these borrowings were used to reduce short-term debt and for general corporate purposes.

16.      QUARTERLY FINANCIAL DATA  (UNAUDITED)

             (Millions of dollars, except per share amounts)

-------------------------------------------------------- ------------------------------------------------------------
Year Ended December 31, 2000                               First       Second       Third       Fourth
                                                          Quarter      Quarter     Quarter     Quarter      Annual
-------------------------------------------------------- ----------- ------------ ----------- ----------- -----------

Total operating revenues                                    $171         $80         $76         $220        $547

Operating income (loss)                                    37(1)           (2)         (7)          29         57
Cumulative effect of accounting change, net of taxes            7           -           -            -           7
Net income (loss)                                              26          (5)         (8)         15          28


Three Months Ended December 31, 1999

-------------------------------------------------------- -----------

Total operating revenues                                    $81
Operating income (loss)                                      13
Net income (loss)                                             5


---------------------------------------------------------------------------------------------------
                                         First       Second       Third       Fourth
Fiscal Year Ended September 30, 1999    Quarter      Quarter     Quarter     Quarter      Annual
-------------------------------------------------- ------------ ----------- ----------- -----------

Total operating revenues                   $73        $135          $54        $37         $299
Operating income (loss)                     10          40            7         (3)          54
Net income (loss)                            4          22            2         (3)          25

(1)Excludes $14 million of income taxes formerly reported in first quarter operating income.

                          PART II, ITEM 9 AND PART III


                                SCANA CORPORATION
                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

            SCANA:  None

                            SCE&G:  None

       PSNC filed on April 3, 2000 a Current Report on Form 8-K dated March 27, 2000 changing its certifying accountants.

                                    PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SCANA:

       The information required by Item 10, Directors and Executive Officers of the Registrant, with respect to executive officers is, pursuant to General Instruction G(3) to Form 10-K, set forth in Part I of this Form 10-K under the heading Executive Officers of SCANA Corporation on page 23 herein. The other information required by Item 10 is incorporated herein by reference, to the captions "Proposal 1 - Nominees For Class II Directors", "Continuing Directors", and "Other Information - Section 16(a) Beneficial Ownership Reporting Compliance" in SCANA's definitive proxy statement for the 2001 annual meeting of shareholders which was filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934.

SCE&G: DIRECTORS

       The directors listed below were elected April 27, 2000 (except as otherwise indicated) to hold office until the next annual meeting of SCE&G's stockholders on May 3, 2001.

  Name and Year First
    Became Director      Age    Principal Occupation; Directorships


     Bill L. Amick       57     For more than five years, Chairman of the Board
           (1990)               and Chief Executive Officer of Amick Farms,
                                Inc., Amick Processing, Inc. and Amick Broilers,
                                Inc., Batesburg, SC (vertically integrated broiler operation).

                                Director, SCANA Corporation, Columbia, SC.; Public Service Company of North Carolina, Inc.,
                                (PSNC), Gastonia, NC; Blue Cross and Blue Shield of South Carolina, Columbia, SC.

    James A. Bennett            Since May 2000, President and Chief Executive
         (1997)           40    Officer of South Carolina Community Bank,
                                Columbia, SC.

                                From February 10, 2000 to May 2000, Economic Development Director, First Citizens Bank, Columbia, SC

                                From December 1998 to February 2000, Senior Vice
                                  President   and   Director   of   Professional
                                  Banking, First Citizens Bank.

                                From December 1994 to December 1998, Senior Vice
                                  President and Director of Community Banking,
                                  First Citizens Bank.

                                Director, SCANA Corporation, Columbia, SC; PSNC,
                                Gastonia, NC.
  William B. Bookhart,
       Jr. (1979)         59    For more than five years, a partner in Bookhart
                                Farms, Elloree, SC (general farming).

                                Director, SCANA Corporation, Columbia, SC; PSNC, Gastonia, NC.

  Name and Year First
    Became Director       Age    Principal Occupation; Directorships

  William C. Burkhardt     63    Since May 2000, retired President and Chief ,
         (2000)                  Executive Officer of Austin Quality Foods, Inc.
                                 Cary, NC (production and distribution of baked snacks)

                                 Director,  SCANA  Corporation,   Columbia,  SC;
                                 PSNC, Gastonia, NC; Capital Bank, Raleigh, NC.

    Hugh M. Chapman        68    Since June 30, 1997, retired from NationsBank
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

   Elaine T. Freeman 65 For more than five years,  Executive  Director of (1992)
          ETV Endowment of South Carolina, Inc.
                                 (non-profit organization), Spartanburg, SC

                                 Director,  SCANA  Corporation,   Columbia,  SC;
                                   PSNC, Gastonia, NC; National Bank of South Carolina (a member bank of Synovus Financial Corporation), Columbia, SC.

Lawrence  M.  Gressette,Jr. 69   Since February 28, 1997, Chairman Emeritus of
         (1987)                  SCANA Corporation, Columbia, SC.

                                 For more than five years prior to February 28, 1997, Chairman of the Board and Chief

                                  Executive Officer of  SCANA Corporation.

                                 Director,  SCANA  Corporation,   Columbia,  SC;
                                 PSNC, Gastonia, NC.

   D. Maybank Hagood      39     For more than five years, President and Chief
         (1999)                  Executive Officer of William M. Bird and
                                 Company,   Inc.,   Charleston,   SC  (wholesale
                                distributor of floor covering materials).

                                 Director,  SCANA  Corporation,   Columbia,  SC;
                                 PSNC, Gastonia, NC.

     W. Hayne Hipp        61     For more than five years, Chairman, President
         (1983)                  and Chief Executive Officer, The Liberty .
                                 Corporation, Greenville, SC (broadcasting holding company)

                                 Director, SCANA Corporation, Columbia, SC;
                                 PSNC, Gastonia, NC; The Liberty Corporation, Greenville, SC; Wachovia Corporation, Winston-Salem, NC.

    Lynne M. Miller       49     Since February 1998, Chief Executive Officer of
         (1997)                  Environmental Strategies Corporation, Reston,
                                 VA (environmental consulting and engineering firm).

                                 For more than five years prior to February
                                 1998, President of Environmental Strategies
                                 Corporation.

                                 Director, SCANA Corporation, Columbia, SC; PSNC, Gastonia, NC; Adams National Bank, (a
                                 Subsidiary of Abigail Adams National Bancorp, Inc.), Washington, DC.

   Name and Year First
     Became Director       Age    Principal Occupation; Directorships

     Maceo K. Sloan        51     For more than five years, Chairman, President
         (1997)                   and Chief Executive Officer of Sloan Financial
                                  Group, Inc. (holding company) and Chairman and
                                  Chief Executive Officer of NCM Capital
                                  Management Group, Inc. (investment company),
                                  Durham, NC.

                                  Director, SCANA Corporation, Columbia, SC; PSNC, Gastonia, NC; M&F Bankcorp, Inc., and Its subsidiary, Mechanics and Farmers Bank, Durham, NC; NetDirect, Minneapolis, MN., and

                                  Trustee  of   Teachers   Insurance   Annuity
                                  Association  -  College  Retirement  Equity
                                  Fund (TIAA- CREF).

     Harold C. Stowe       54     Since March 1997, President and Chief
         (1999)                   Executive  Officer of Canal Industries, Inc.,
                                  Conway, SC (forest products industry).

                                  From 1996 to March 1997, Co-President of Canal Industries, Inc.

                                  From 1991 to 1996, Executive Vice President of
                                  CSI  Group,   Inc.,   a   division   of  Canal
                                  Industries, Inc.

                                  Director, SCANA Corporation, Columbia, SC;
                                  PSNC, Gastonia, NC; Canal Industries, Inc.,
                                 Conway, SC; Ruddick Corporation, Charlotte, NC.

  William B. Timmerman     54     Since March 1, 1997, Chairman and Chief
         (1991)                   Executive Officer of SCANA Corporation,
                                  Columbia, SC.

                                  From at least March 1, 1996, President of SCANA Corporation.

                                  From August 21, 1996 to March 1, 1997, Chief Operating Officer of SCANA Corporation. Director, SCANA Corporation, Columbia, SC; PSNC, Gastonia, NC; Powertel, Inc., West Point, GA; ITC^DeltaCom, Inc. West Point, GA; The Liberty Corporation, Greenville, SC.

      G. Smedes York 60 For more than five years, President and (2000) Raleigh, NC.Treasurer of York Properties, Inc.
                                  (full-service commercial and residential real estate company).


                                  Director, SCANA Corporation, Columbia, SC; PSNC, Gastonia, NC.

 Charles E. Zeigler, Jr.   54     Since February 2000, President and Chief
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

                                                   Positions Held During
        Name      Age                               Past Five Years                        Dates

W. B. Timmerman    54         Chairman of the Board and Chief Executive Officer            1997-present
                               President, SCANA                                            *-present
                              Chief Operating Officer, SCANA                               1996-1997
                              President, SCI, an affiliate                                 1996-1997
                              Chief Financial Officer and Controller, SCANA                *-1996

H. T. Arthur       55         Senior Vice President and General Counsel                    1998-present
                              Vice President and General Counsel                           1996-1998

N. O. Lorick       50         President and Chief Operating Officer                        2000-present
                              Vice President of Fossil and Hydro Operations                *-2000

K. B. Marsh        45         Senior Vice President - Finance and Chief Financial
                                  Officer                                                  2000-present
                              Senior Vice President - Finance, Chief Financial Officer
                                and Controller, SCANA                                      1998-2000
                              Vice President - Finance, Chief Financial Officer and
                                Controller, SCANA                                          1996-1998
                              Vice President - Finance, Treasurer and Secretary, SCE&G     *-1996

S. A. Byrne        40         Vice President Nuclear Operations                            2000-present
                              General Manager Nuclear Plant Operations                     *-2000

M. R. Cannon       50         Controller, SCANA & All Subsidiaries (excluding SEMI)        2000-present
                              Treasurer, SCANA & SCE&G                                     *-2000

*Indicates position held at least since March 1, 1996


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     All of SCE&G's common stock is held by its parent, SCANA Corporation. The required forms indicate that no equity securities of SCE&G are owned by its directors and executive officers. Based solely on a review of the copies of such forms and amendments furnished to SCE&G and written representations from the executive officers and directors, SCE&G believes that during 2000 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

SCANA: The information called for by Item 11, Executive Compensation, is incorporated herein by reference to the captions "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Executive Compensation" in SCANA's definitive proxy statement for the 2001 annual meeting of shareholders.

SCE&G: The information called for by Item 11, Executive Compensation, is as follows:

                           Summary Compensation Table

                                                  Annual Compensation                      Long-Term Compensation Awards
                                                                                     Securities
                                                                                     Underlying
                                                                                       Option        LTIP
                                        Salary       Bonus(1)     Compensation(2)       SARS      Payouts(3)   Compensation(4)
Name and Principal Position   Year        ($)           ($)             ($)             (#)          ($)             ($)
                              ----


W. B. Timmerman               2000    524,261(5)      354,486         17,888           35,620         -            50,230
Chairman, President and
Chief                         1999      490,313       312,900         17,212                  -    298,813         29,419

Executive Officer - SCANA     1998      455,909       303,780         17,514                  -       -            27,138


J. L. Skolds                 2000        244,086         -            12,878                  -       -            24,743
Former President and Chief   1999        330,665      168,288         16,232                  -    150,618         19,840

Operating Officer - SCE&G    1998        305,123      163,399         14,099                  -       -            18,201


N. O. Lorick                 2000        167,778      124,921           7,313           2,332         -            12,728
President and Chief
Operating                    1999        157,417       44,356           7,313                 -      38,754          9,445

Officer - SCE&G              1998        143,492       46,719           4,813                 -       -              8,613


K. B. Marsh                  2000       276,172       150,720         10,613           11,627         -            24,254
Senior Vice President -
Finance                      1999       241,354       128,058         10,337                  -      81,555        14,481
and Chief Financial
Officer -                    1998       219,860        99,372          8,654                  -       -            13,122
SCANA


H. T. Arthur                 2000       234,812       120,480         16,119            8,796         -            19,718
Senior Vice President and    1999       219,806        93,825         15,939                  -       65,843       13,188

General Counsel              1998       203,162        99,372          9,534                  -       -            12,190


S. A. Byrne                  2000       183,555       123,492          8,310            8,796         -            12,962

Vice President Nuclear       1999       137,321         32,483         3,600                  -       -              8,239

Operations                   1998       125,458         38,682         2,100                  -       -              7,528



(1) Payments under the Annual Incentive Plan.
(2) For 2000, other annual compensation consists of automobile allowance, life insurance premiums on policies owned by named executive officers and payments to cover taxes on benefits of $9,000, $7,435 and $1,453 for Mr.
    Timmerman;  $6,000, $6,878 and $0 for Mr. Skolds;  $6,000, $1,313 and $0 for
    Mr. Lorick;  $9,000, $1,183 and $430 for Mr. Marsh; $9,000, $6,830, and $289
    for Mr. Arthur and $8,100, $0 and $210 for Mr. Byrne.
(3) Payments under the Long-term Equity Compensation Plan. (4) All other compensation for all named executive officers consists solely of contributions to defined contribution plans. (5) Reflects actual salary paid in 2000. Base salary of $537,100, became effective on May 1, 2000.
(6) Mr. Skolds resigned from SCE&G on August 18, 2000.



Options Grants and Related Information
                                          Options/SAR Grants in Last Fiscal Year

                                                                                                  Potential
                                                                                             Realizable Value at
                                                                                                Assumed Annual
                                                                                             Rates of Stock Price
                                                                                                 Appreciation
                                   Individual Grants                                           for Option Term
----------------------------------------------------------------------------------------- ---------------------------



         (a)                 (b)              (c)              (d)             (e)             (f)           (g)

                          Number of       % of Total
                          Securities       Options/
                          Underlying         SARs
                           Options/       Granted to       Exercise or
                             SARs        Employees in      Base Price       Expiration
Name                       Granted        Fiscal Year        ($/Sh)            Date           5% ($)        10%($)
----------------------- --------------- ---------------- ---------------- --------------- --------------- -----------

W. B. Timmerman             35,620           22.20            25.50          04/27/10        571,345      1,447,597
N. O. Lorick                  2,332           1.45            25.50          04/27/10          37,405       94,772
K. B. Marsh                 11,627            7.25            25.50          04/27/10        186,497         472,521
H. T. Arthur                 8,796            5.48            25.50          04/27/10        141,088         357,469
S. A. Byrne                  8,796            5.48            25.50          04/27/10        141,088         357,469

All the above options vest 33 1/3 percent on each of the first, second and third anniversaries of the date of the grant, April 27, 2000.


                  Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                 (a)                                     (d)                                    (e)

                                                      Number of
                                                     Securities
                                                     Underlying                        Value of Unexercised
                                                     Unexercised                       In-the-Money Options/
                                                     Option/SARs                              SARs at
                                                    At FY-End (#)                         FY-End ($) (1)

                                                    Exercisable/                           Exercisable/
                 Name                               Unexercisable                          Unexercisable
--------------------------------------- -------------------------------------- --------------------------------------

W. B. Timmerman                                       0/35,620                               0/144,724
N. O. Lorick                                           0/2,332                                 0/9,475
K. B. Marsh                                           0/11,627                                0/47,240
H. T. Arthur                                           0/8,796                                0/35,738
S. A. Byrne                                            0/8,796                                0/35,738

(1)Based on the closing price of $29.5625 per share on December 29, 2000, the last trading date of the fiscal year.


The following table lists the performance share awards made in 2000 (for potential payment in 2003) under the Long-Term Equity Compensation Plan and estimated future payouts under that plan at threshold, target and maximum levels for each of the executive officers included in the Summary Compensation Table.

                                           LONG-TERM INCENTIVE PLANS
                                             AWARDS IN LAST FISCAL YEAR

                          Number of        Performance                   Estimated Future Payouts Under
                           Shares,           or Other                     Non-Stock Price-Based Plans
                                                            ---------------------------------------------------------
                          Units or         Period Until
                            Other           Maturation          Threshold           Target             Maximum
Name                     Rights (#)         or Payout              (#)                (#)                (#)
---------------------- ---------------- ------------------- ------------------ ------------------ -------------------

W. B. Timmerman             12,510          2000-2002             5,004             12,510              18,765
N. O. Lorick                 3,390          2000-2002             1,356               3,390              5,085
K. B. Marsh                  4,880          2000-2002             1,952               4,880              7,320
H. T. Arthur                 3,410          2000-2002             1,364               3,410              5,115
S. A. Byrne                  3,410          2000-2002             1,364               3,410              5,115


         Payouts occur when SCANA's Total Shareholder Return is in the top two-thirds of the Long-Term Equity Compensation Plan peer group, and will vary based on SCANA's ranking against the peer group. Executives earn threshold payouts at the 33rd percentile of three-year performance. Target payouts will be made at the 50th percentile of three-year performance. Maximum payouts will be made when performance is at or above the 75th percentile of the peer group. Payments will be made on a sliding scale for performance between threshold and target and target and maximum. No payouts will be earned if performance is at less than the 33rd percentile. Awards are designated as target shares of SCANA Common Stock and may be paid in stock or a combination of stock and cash.

DEFINED BENEFIT PLANS

         Effective January 1, 2000, the SCANA Corporation Retirement Plan, a tax qualified defined benefit plan, was amended to provide a mandatory cash balance benefit formula (the "Cash Balance Formula") for employees hired on or after that date. Effective July 1, 2000, SCANA employees hired prior to January 1,
2000, were given the choice of remaining under the Retirement Plan's final average pay benefit formula or switching to a cash balance benefit option.

         The Cash Balance Formula benefit is expressed in the form of a hypothetical account balance. Participants electing to participate under the cash balance option had an opening account balance established for them. The opening account balance equals the present value of the participant's June 30, 2000 accrued benefit under the final average pay formula. Participants who had 20 years of vesting service or who had 10 years of vesting service and whose age plus service equaled at least 60 were given transition credits. For these participants the beginning account balance was determined so that projected benefits under the cash balance option approximated projected benefits under the final average pay formula at the earliest date at which unreduced benefits are payable under the plan.

         Account balances are increased monthly by interest and compensation credits. The interest rate used for accumulating account balances changes annually and is equal to the rate for 30-year Treasuries for December of the previous calendar year. Compensation credits equal 5 percent of compensation under the Social Security Wage Base and 10 percent of compensation in excess of the Social Security Wage Base.

         In addition to its Retirement Plan for all employees, SCANA has Supplemental Executive Retirement Plans ("SERPs") for certain eligible employees, including certain officers of its subsidiaries. A SERP is an unfunded plan that provides for benefit payments in addition to benefits payable under the qualified Retirement Plan so as to make up for benefits lost in the Retirement Plan because of Internal Revenue Code maximum benefit limitations.

         All the executive officers named in the Summary Compensation Table are participating under the cash balance benefit option of the plan. The estimated annual retirement benefits payable as life annuities at age 65 under the plans, based on projected compensation (assuming increases of 4 percent per year), to the executive officers named in the Summary Compensation Table are as follows:
Mr. Timmerman - $410,496; Mr. Lorick - $224,448; Mr. Marsh - $ 278,220; Mr.
Arthur - $122,424 and Mr. Byrne - $158,258.

         SCANA has a Key Employee Retention Plan ("KERP") covering officers and certain other executive employees of SCE&G that provide supplemental retirement or death benefits for participants. These employees also participate in SCANA's Retirement Plan.

         Participants who elected to remain in the final average pay plan continue to participate in the KERP under the provisions in effect on June 30, 2000. Each participant who elected to convert to the cash balance plan became entitled on July 1, 2000 to a KERP cash balance benefit. The amount of the benefit was determined by discounting to June 30, 2000 the amount of the participant's projected retirement benefit under the prior plan, assuming the participant retired upon attaining the earlier of (i) age 65 or (ii) 35 years of service (unreduced retirement age), adjusted to reflect actual years of service through June 30, 2000.

         Each participant's account balance will increase in each subsequent year until unreduced retirement age by (i) interest at the rate for 30-year Treasuries and (ii) an accrual reflecting one additional year of service. If a participant continues to work beyond his unreduced retirement age, his KERP account will only grow with interest.

         In the event of the participant's death prior to such retirement, SCANA will pay to the participant's designated beneficiary, the participant's KERP account balance at the time of death. In the event a participant's employment is terminated prior to retirement, the participant will be paid his KERP account balance.

         The estimated annual retirement benefits payable at age 65 under the KERP to the executive officers named in the Summary Compensation Table, who participate in the KERP, based on projected eligible compensation (assuming increases of 4 percent per year) are: Mr. Timmerman - $ 186,357; Mr. Marsh - $146,464; Mr. Arthur - $80,086; Mr. Lorick - $84,677 and Mr. Byrne - $120,183.

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

         (1) SCANA Corporation Supplementary Voluntary Deferral Plan (2) SCANA Corporation Key Employee Retention Plan (3) SCANA Corporation Supplemental Executive Retirement Plan (4) SCANA Corporation Long-term Equity Compensation Plan (5) SCANA Corporation Annual Incentive Plan
(6)      SCANA Corporation Key Executive Severance Benefits Plan
(7)      SCANA Corporation Supplementary Key Executive Severance Benefits Plan

         The trusts and the plans provide flexibility to SCANA in responding to a Potential Change in Control (as defined in the trust) depending upon whether the Change in Control would be viewed as being "hostile" or "friendly." This flexibility includes the ability to deposit and withdraw SCANA contributions up to the point of a Change in Control, and to affect the number of plan participants who may be eligible for benefit distributions upon, or following, a Change in Control.

         The Key Executive Severance Benefits Plan is operative as a "single trigger" plan, meaning that upon the occurrence of a "hostile" Change in Control, benefits provided under Plans (1) through (5) above would be distributed in a lump sum. In contrast, the Supplementary Key Executive Severance Benefits Plan is operative for a period of 24 months following a Change in Control which prior to its occurrence is viewed as being "friendly." In this circumstance, the Key Executive Severance Benefits Plan is inoperative. The Supplementary Key Executive Severance Benefits Plan is a "double trigger" plan that would pay benefits in lieu of those otherwise provided under Plans (1) through (5) in either of two circumstances: (a) the participant's involuntary termination of employment without "Just Cause", or (b) the participant's voluntary termination of employment for "Good Reason" (as these terms are defined in the Supplementary Key Executive Severance Benefits Plan).

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

o A benefit distribution under the Supplementary Voluntary Deferral Plan calculated to include any implied dividends accrued under the plan through the date of the Change in Control.

o A benefit distribution under the Key Employee Retention Plan equal to the lump sum amount calculated as of the day of the Change in Control under the KERP cash balance formula.

o A benefit distribution under the Supplemental Executive Retirement Plan ("SERP") equal to the amount of the SERP cash balance account as of the date of the Change in Control, increased by an amount equal to additional compensation and interest credits, assuming the executive had completed three additional years of service with compensation at the participant's rate of compensation then in effect, and assuming interest credits for three additional years at the applicable rate of interest, which benefit would then be reduced by the amount of the participant's cash balance account accrued under the Retirement Plan as of the date the Change in Control.

o A benefit distribution under the Performance Share Plan equal to 100 percent of the targeted awards for all performance periods not completed as of the date of the Change in Control.

o A benefit distribution under the Long-Term Equity Compensation Plan equal to 100 percent of the targeted performance share awards for all performance periods not completed as of the date of the Change in Control.

o       Under the Long-Term Equity  Compensation  Plan, all  nonqualified  stock
        options  awarded  shall  become   immediately   exercisable  and  remain
        exercisable throughout their term.

o A benefit distribution under the Annual Incentive Plan equal to 100 percent of the target award in effect as of the date of the Change in Control.

         Benefits under the Supplementary Key Employee Severance Benefits Plan would be the same except that the benefits under the Supplementary Voluntary Deferral Plan would be increased by implied interest from the date of the Change in Control until the end of the month preceding the month in which the benefit is distributed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2000, decisions on various elements of executive compensation were made by the Management Development and Corporate Performance Committee and the Long-Term Equity Compensation Plan Committee. No officer, employee or former officer of SCANA or any of its subsidiaries served as a member of the Management Development and Corporate Performance Committee or the Long-Term Equity Compensation Plan Committee except Mr. Timmerman, who served as an ex-officio, non-voting member of the Management Development and Corporate Performance Committee.

         The names of the persons who serve on the Management Development and Corporate Performance Committee and the Long-Term Equity Compensation Plan Committee can be found at Item 12, Security Ownership of Certain Beneficial Owners and Management. Although Mr. Timmerman served as a member of the Management Development and Corporate Performance Committee, he did not participate in any of its decisions concerning executive officer compensation.

         During 2000, SCANA and its subsidiaries engaged in a business transaction with an entity with which Mr. Amick (a member of the Management
Development and Corporate Performance Committee) is related. Mr. Amick is President and a 20 percent owner of Team Amick Motorsports LLC, a business that owns and operates a NASCAR sanctioned racing car. This car participates in the Busch Grand National Racing Series. During 2000, SCANA and its subsidiaries paid Team Amick Motorsports, LLC a total of $254,085, for a sponsorship and car appearances pursuant to which SCANA received promotional considerations associated with NASCAR racing. SCANA and its subsidiaries do not plan to continue as a sponsor with Team Amick Motorsports, LLC in 2001.

Directors Compensation

Board Fees

         Officers of SCANA who are also directors do not receive additional compensation for their service as directors. Since July 1, 2000, compensation for non-employee directors of SCANA has included the following:

o an annual retainer of $30,000 (60 percent of the annual retainer fee is paid in shares of SCANA Common Stock);
o  $3,500 for each board meeting attended;
o $3,000 for attendance at a committee meeting held on a day other than a regular meeting of the Board;
o $250 for participation in a telephone conference meeting; o $2,000 for attendance at an all-day conference; and o reimbursement for expenses incurred in connection with all of the above.

Director Compensation and Deferral Plans

         During 2000, non-employee directors could participate in SCANA's Voluntary Deferral Plan. This plan permitted non-employee directors to defer receipt of all or part of their fees (except the portion paid in shares of SCANA Common Stock) and receive, upon ceasing to serve as a director, the amount that would have resulted from investing the deferred amounts in an interest bearing savings account.

         During calendar year 2000, Mr. Bennett deferred compensation under the Voluntary Deferral Plan and his account was credited with interest in the amount of $2,669 for that year.

         Effective January 1, 2001, non-employee director compensation deferrals are governed by a new plan, the SCANA Corporation Director Compensation and Deferral Plan. Amounts deferred by directors in previous years under the SCANA Voluntary Deferral Plan continue to be governed by that plan.

         Under the new plan, a director may elect to defer (i) 100 percent of all compensation amounts , or (ii) the 60 percent of the annual retainer fee required to be paid in SCANA Common Stock, in a hypothetical investment in SCANA Common Stock, with distribution from the plan to be ultimately payable in actual shares of SCANA Common Stock. A director also may elect to defer the 40 percent of the annual retainer fee not required to be paid in shares of SCANA Common Stock and up to 100 percent of meeting attendance and conference fees with distribution from the plan to be ultimately payable in either SCANA Common Stock or cash. Amounts payable in SCANA Common Stock accrue earnings during the deferral period at SCANA's dividend rate, which amount may be elected to be paid in cash when accrued or retained to invest in hypothetical shares of SCANA Common Stock. Amounts payable in cash accrue interest earnings until paid.

         For calendar year 2001, Messrs. Amick, Bennett, Burkhardt, Hipp, Sloan, Stowe and York and Ms. Miller have elected to defer 100 percent of their compensation under the Director Compensation and Deferral Plan so as to acquire hypothetical shares of SCANA Common Stock. In addition, Mr. Hagood has elected to defer 60 percent of his annual retainer to acquire hypothetical shares of SCANA Common Stock.

Endowment Plan.

         Upon election to a second term, a director becomes eligible to participate in the SCANA Director Endowment Plan, which provides for SCANA to make a tax deductible, charitable contribution totaling $500,000 to institutions of higher education designated by the director. The plan is intended to reinforce SCANA's commitment to quality higher education designated by the director. The plan is intended to reinforce SCANA's commitment to quality higher education and to enhance its ability to attract and retain qualified board members. A portion is contributed upon retirement of the director and the remainder upon the director's death. The plan is funded in part through insurance on the lives of the directors. Designated in-state institutions of higher education must be approved by the Chief Executive Officer of SCANA. Any out-of-state designation must be approved by the Management Development and Corporate Performance Committee. The designated institutions are reviewed on an annual basis by the Chief Executive Officer to assure compliance with the intent of the program.

Other

     As a Company retiree, Mr. Gressette receives monthly retirement benefits of $39,571.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SCANA: The information called for by Item 12, Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the caption "Share Ownership of Directors, Nominees and Executive Officers" and "Five Percent Owner of SCANA Common Stock" in SCANA's definitive proxy statement for the 2001 annual meeting of shareholders.

SCE&G: All of the outstanding voting securities of SCE&G are owned by SCANA. The following table lists shares of SCANA common stock beneficially owned on March 9, 2001 by each director, each nominee and each executive officer named in the
Summary Compensation table on page 141.

                        SECURITY OWNERSHIP OF MANAGEMENT

                      Amount and Nature                                    Amount and Nature
                      of Beneficial Ownership of                           of Beneficial Ownership of
                      SCANA Common Stock *(1)(2)(3)(4)                      SCANA Common Stock *(1)(2)(3)(4)
Name                                                       Name
-----                 ------------------------------       ----

B. L. Amick(5)                   11,821               W. H. Hipp                       4,896
H. T. Arthur                     16,211               K. B. Marsh                     18,826
J. A. Bennett(6)                  2,210               L. M. Miller(6)                  3,356
W. B. Bookhart, Jr.(5)(6)        21,811               N. O. Lorick                    15,977
W. C. Burkhardt(5)(6)            11,130               M. K. Sloan(5)(6)                3,955
S. A. Byrne                       7,467               H. C. Stowe(5)(6)                3,941
H. M. Chapman(5)(6)               7,994               W. B. Timmerman(5)              65,191
E. T. Freeman                     6,435               G. S. York(6)                   10,744
L. M. Gressette, Jr.             63,640               C. E. Zeigler, Jr.              32,133
D. M. Hagood(6)                     820
*Each of the directors,  nominees and named executive  officers owns less than 1 percent of the shares outstanding.

All directors and executive officers as a group ( persons) TOTAL .TOTAL PERCENT OF CLASS, outstanding and entitled to vote at the Annual Meeting of Shareholders percent.----------

(1) Includes shares owned by close relatives, the beneficial ownership of which is disclaimed by the director, nominee or named executive officers, as follows: Mr. Amick-480; Mr. Bookhart-5,804; Mr. Gressette-1,060; and by all directors, nominees and executive officers 7,344 in total.
(2) Includes shares purchased through February 28, 2001, by the Trustee under SCANA's Stock Purchase Savings Plan. (3) Hypothetical shares acquired under the SCANA Director Compensation and Deferral Plan are not included in the above table. As of March 9, 2001, each of Messrs. Amick, Bennett, Burkhardt, Hipp, Sloan, Stowe and York and Ms. Miller had acquired 674 hypothetical shares under the plan and Mr. Hagood had acquired 404.
(4) Includes shares subject to options exercisable within 60 days.
(5) Serves on The Management Development and Corporate Performance Committee (Mr. Timmerman serves as an ex-officio, non-voting member).
(6) Serves on the Long-Term Equity Compensation Plan Committee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SCANA: The information called for by Item 13, Certain Relationships and Related Transactions is incorporated herein by reference to the captions "Compensation Committee Interlocks and Insider Participation" and "Related Transactions" in SCANA's definitive proxy statement for the 2001 annual meeting of stockholders.

       Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference future filings, including this Annual Report on Form 10-K, in whole or in part, the "Report on Executive Compensation", the "Performance Graph" and the "Audit Committee Report" included in SCANA's definitive proxy statement for the 2001 annual meeting of shareholders shall not be incorporated by reference into any such filings.

SCE&G: For information regarding certain relationships and related transactions, see Item 11, Executive Compensation under the heading Compensation Committee Interlocks and Insider Participation and the following:

        During 2000, SCANA paid $239,242 (including the value of non-utility in kind services provided by SCANA) to subsidiaries of Liberty Corporation for advertising expenses. Mr. Hipp is the Chairman, President and Chief Executive Officer and a director of Liberty Corporation. It is anticipated that similar transactions will occur in the future.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The  following  documents  are  filed as a part of this  report on this Form
10-K:

             (1)  Financial Statements and Schedules:

                    The   Independent   Auditor's   Reports  on  the   financial
                    statements for SCANA, SCE&G and PSNC are listed under Item 8 herein.

                    The financial statements and supplementary financial data filed as part of this report for SCANA, SCE&G and PSNC are listed under Item 8 herein.

                    The Financial Statement Schedules filed as part of this report for SCANA, SCE&G and PSNC are listed beginning on page 150.

             (2) Exhibits

                    Exhibits required to be filed with this Annual Report on Form 10-K are listed in the Exhibit Index following the signature page. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit number in prior filings are incorporated herein by reference and made a part hereof.

                    Pursuant to rule 15d-21 promulgated under the Securities Exchange Act of 1934, the annual report for SCANA's employee stock purchase plan will be furnished under cover of Form 10-K/A to the Commission when the information becomes available.

                    As permitted under Item 601(b)(4)(iii), instruments defining the rights of holders of long-term debt of less than 10 percent of the total consolidated assets of SCANA, for itself and its subsidiaries, of SCE&G, for itself and its subsidiaries, and of PSNC, for itself and its subsidiaries, have been omitted and SCANA, SCE&G and PSNC agree to furnish a copy of such instruments to the Commission upon request.

(b) Reports on Form 8-K during the fourth  quarter of 2000 for SCANA,  SCE&G and
PSNC:

             None


SCANA:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31,
2000, 1999 and 1998.

For December 31, 2000                                              Additions
                                                                           Charged to
                                          Beginning       Charged to         Other         Deductions         Ending
Description                                Balance          Income          Accounts      from Reserves       Balance
-------------------------------------- ---------------- ---------------- --------------- ---------------- ----------------

Reserves deducted from related assets on the balance sheet:

Uncollectible accounts
                2000                      7,302,273       23,308,561           -                 77,133     30,533,701
                1999                      1,965,732         5,636,123          -               299,582        7,302,273
                1998                      1,807,047           184,257          -                25,572        1,965,732

Reserve for investment impairment
                2000                       4,133,768       1,000,000           -               205,000        4,928,768

                1999                     10,292,611            -               -            6,158,843         4,133,768

                1998                     11,150,060            -               -               857,449      10,292,611

Reserves other than those deducted from assets on the balance sheet:


Reserve for injuries and damages
                2000                      5,221,544        2,461,339           -               333,544       7,349,339
                1999                      4,287,986        1,352,448           -               418,890       5,221,544
                1998                      4,187,594           461,462          -               361,070       4,287,986

Provision for pension and benefit
   Staff Reduction Plan
                2000                      6,487,365                   -        -               131,570       6,355,795

                1999                      6,256,249          231,116           -                -            6,487,365
                1998                      4,486,895        6,256,249           -            4,486,895        6,256,249

Provision for environmental
   remediation and settlement
                2000                      3,223,821                   -        -               409,252       2,814,569
                1999                      3,619,572                   -        -               395,751       3,223,821

                1998                      4,006,562            -               -               386,990       3,619,572










SCE&G:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998.

For December 31, 2000                                              Additions
                                          Beginning       Charged to       Charged to      Deductions         Ending
Description                                Balance          Income       Other Accounts   From Reserves       Balance
-------------------------------------- ---------------- ---------------- --------------- ---------------- ----------------

Reserves deducted from related assets on the balance sheet:

Uncollectible accounts
                2000                       537,000          116,000            -               76,000         577,000
                1999                       611,001            80,000                          154,001         537,000
                1998                       611,001                   -         -                      -       611,001

Reserves other than those deducted from assets on the balance sheet:

Reserve for injuries and damages
                2000                      3,972,816         819,431            -              217,055        4,575,192
                1999                      4,176,794         104,000            -              307,978        3,972,816
                1998                      4,039,148         460,462            -              322,816        4,176,794


Provision for pension and benefit
   Staff Reduction Plan
                2000                                 -              -          -                       -               -
                1999                                 -              -          -                       -               -
                1998                      4,486,895                 -          -            4,486,895                  -

Provision for environmental
   remediation and settlement
                2000                      3,223,821                 -          -              409,252        2,814,569
                1999                      3,619,572                -           -              395,751        3,223,821
                1998                      4,006,562                -           -              386,990        3,619,572



PSNC:
Schedule II - Valuation and Qualifying  Accounts for the Year Ended December 31,
2000,  Three Months Ended December 31, 1999 and Fiscal Years Ended September 30,
1999 and 1998.

For December 31, 2000                                              Additions
                                       Beginning          Charged to       Charged to      Deductions         Ending
Description                             Balance             Income       Other Accounts   from Reserves       Balance
-------------------------------- ---------------------- ---------------- --------------- ---------------- ----------------

Reserves deducted from related assets on the balance sheet:

Uncollectible accounts
                           2000        2,702,014           2,417,566           -            2,716,884        2,402,696
              Three Months 1999        1,737,815              470,895          -              (199,069)       2,702,014*
               Fiscal Year 1999        2,086,128             725,094           -            1,073,407        1,737,815
               Fiscal Year 1998        2,521,983             866,786           -            1,302,641        2,086,128

Reserves other than those deducted from assets on the balance sheet:

Reserve for injuries and
damages
                           2000        2,197,615             494,629           -            1,065,986        1,626,258
              Three Months 1999        1,930,377              442,000          -             174,762         2,197,615
               Fiscal Year 1999        1,207,278           1,802,544           -            1,079,445        1,930,377
               Fiscal Year 1998        1,131,780           1,422,271           -            1,346,773        1,207,278

Provision for post-retirement &
   post-employment
                           2000        6,658,753           1,227,823           -            7,488,576          398,000
              Three Months 1999        6,466,563             298,857           -              106,667        6,658,753
               Fiscal Year 1999        5,165,324           1,676,767           -              375,528        6,466,563
               Fiscal Year 1998        4,436,674           1,052,990           -              324,340        5,165,324


*Ending balance for December 31, 1999 includes $294,235 uncollectible reserve balance for SCANA Public Service Company, L.L.C. (formerly Sonat Public Service) purchased December 31, 1999.

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

                              SCANA CORPORATION


                             s/W. B. Timmerman
By: W. B. Timmerman, Chairman of the Board, President, Chief Executive Officer and Director

DATE:                        March 27, 2001


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



                       s/K. B. Marsh
                       K. B. Marsh, Senior Vice President - Finance, Chief Financial Officer
                       (Principal Financial  Officer)



                       s/ M. R. Cannon
                       M. R. Cannon,
                       Controller
                       (Principal Accounting Officer)

                               Other Directors*:

              B. L. Amick                         D. M. Hagood
              J. A. Bennett                       W. H. Hipp
              W. B. Bookhart, Jr.                 L. M. Miller
              W. C. Burkhardt                     M. K. Sloan
              H. M. Chapman                       H. C. Stowe
              E. T. Freeman                       G. S. York
              L. M. Gressette, Jr.                C. E. Zeigler, Jr.

*Signed on behalf of each of these persons by ,                 Attorney-in-Fact



DATE:                               March 27, 2001

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

                            SOUTH CAROLINA ELECTRIC & GAS COMPANY



By:                         s/N. O. Lorick
                            N. O. Lorick, President and Chief
                            Operating Officer


Date:                       March 27, 2001




       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                         s/W. B. Timmerman
                         W. B. Timmerman, Chairman of the Board,
                         Chief Executive Officer and Director
                         (Principal Executive Officer)



                         s/K. B. Marsh
                         K. B. Marsh, Senior Vice President - Finance and Chief Financial Officer
                         (Principal Financial Officer)



                          s/ M. R. Cannon
                          M. R. Cannon,
                          Controller
                          (Principal Accounting Officer)

                                  Other Directors*:

                    B. L. Amick                   D. M. Hagood
                    J. A. Bennett                 W. H. Hipp
                    W. B. Bookhart, Jr.           L. M. Miller
                    W. C. Burkhardt               M. K. Sloan
                    H. M. Chapman                 H. C. Stowe
                    E. T. Freeman                 G. S. York
                    L. M. Gressette, Jr.          C. E. Zeigler, Jr.

*Signed on behalf of each of these persons by                , Attorney-in-Fact


Date:                               March 27, 2001

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


                  PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED



By:                         s/C. E. Zeigler, Jr.
                            C. E. Zeigler, Jr., President and Chief
                            Operating Officer

Date:                       March 27, 2001


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                           s/W. B. Timmerman
                           W. B. Timmerman, Chairman of the Board,
                           Chief Executive Officer and Director
                           (Principal Executive Officer)



                           s/K. B. Marsh
                           K. B. Marsh, Senior Vice President - Finance and Chief Financial Officer
                           (Principal Financial Officer)


                           s/ M. R. Cannon
                           M. R. Cannon,
                           Controller
                           (Principal Accounting Officer)


                                  Other Directors*:

                B. L. Amick                          D. M. Hagood
                J. A. Bennett                        W. H. Hipp
                W. B. Bookhart, Jr.                  L. M. Miller
                W. C. Burkhardt                      M. K. Sloan
                H. M. Chapman                        H. C. Stowe
                E. T. Freeman                        G. S. York
                L. M. Gressette, Jr.                 C. E. Zeigler, Jr.


*Signed on behalf of each of these persons by                , Attorney-in-Fact



Date:                               March 27, 2001

                                  EXHIBIT INDEX

Exhibit        Applicable to Form 10-K of
No.            SCANA      SCE&G      PSNC    Description


                       Agreement and Plan of Merger, dated as of February 16, 1999 as amended and restated as of May 10, 1999, by and
                       among   Public   Service   Company  of  North   Carolina,
                       Incorporated, SCANA
                        Corporation, New Sub I, Inc. and
                        New Sub II, Inc.(Filed as Exhibit
                        2.1 to Registration Statement No.
                            333-78227 on Form S-4 and
2.01             X                    X      incorporated by reference herein)

                       Restated Articles of Incorporation
                        of SCANA as adopted on April 26,
                          1989 (Filed as Exhibit 3-A to
                       Registration Statement No. 33-49145
                          and incorporated by reference
3.01             X                           herein)

                       Restated Articles of Incorporation
                        of SCE&G, as adopted on December
                       15, 1993 (Filed as Exhibit 3.01 to
                       Registration Statement No.333-8638
                          and incorporated by reference
3.02                        X                herein)

                                             Articles of Amendment of SCANA,
                                             dated April 27, 1995 (Filed as
                                             Exhibit 4-B to Registration
3.03             X                           Statement No. 33-62421 and
                                             incorporated by reference herein)

                         Articles of Amendment of SCE&G,  dated June 7, 1994 and
                        filed June 9, 1994 (Filed as Exhibit 3.02 to
                           Registration Statement No.
                           333-86387 and incorporated
3.04                        X                by reference herein)

                                             Articles of Amendment of SCE&G,
                                             dated November 9, 1994 (Filed as
3.05                        X                Exhibit 3.03 to Registration
                                             Statement No. 333-86387 and
                                             incorporated by reference herein)

                                             Articles of Amendment of SCE&G,
3.06                        X                dated December 9, 1994 (Filed as
                                             Exhibit 3.04 toRegistration
                                             Statement No. 333-86387 and
                                             incorporated by reference herein)

                                             Articles of Correction of SCE&G,
3.07                        X                dated January 17, 1995 (Filed as
                                             Exhibit 3.05 to Registration
                                             Statement No.  333-86387 and
                                             incorporated by reference herein)

                                             Articles of Amendment of SCE&G,
3.08                        X                dated January  13, 1995 (Filed as
                                             Exhibit 3.06 to Registration
                                             Statement No. 333-86387 and
                                             incorporated by reference herein)

                                             Articles of Amendment of SCE&G,
3.09                        X                dated March 30, 1995 (Filed as
                                             Exhibit 3.07 to Registration
                                             Statement No. 333-86387 and
                                             incorporated by reference herein)

                         Articles of Correction of SCE&G
                       Amendment to Statement filed March
                                             30, 1995,  dated  December 13, 1995
                                             (Filed   as    Exhibit    3.08   to
                                             Registration Statement No.
3.10                        X                333-86387 and incorporated by
                                             reference herein)

                                            Articles of Amendment of SCE&G,
3.11                        X               dated December 13, 1995 (Filed as
                                            Exhibit 3.09 to Registration
                                            Statement No. 333-86387 and
                                            incorporated by reference herein)

                                  EXHIBIT INDEX

Exhibit Applicable to Form 10-K of
No.    SCANA      SCE&G       PSNC      Description


                                        Articles of Amendment of SCE&G, dated
3.12                X                   February 18, 1997 (Filed as Exhibit 3-L
                                        to Registration Statement No. 333-24919
                                        and incorporated by reference herein)

                                        Articles of Amendment of SCE&G, dated
3.13                X                   February 21, 1997 (Filed as Exhibit 3.1
                                        to Registration Statement No. 333-86387
                                        and incorporated by reference herein)

                                        Articles of Amendment of SCE&G, dated
                                        April 22, 1997 (Filed as Exhibit 3.12 to
3.14                X                   Registration Statement No. 333-86387 and
                                        incorporated by reference herein)

                                        Articles of Amendment of SCE&G, dated
                                        April 9, 1998 (Filed as Exhibit 3.13 to
3.15                X                   Registration Statement No. 333-86387 and
                                        incorporated by reference herein)

                                        Articles of Amendment of SCE&G, dated
                                        May 19, 1999 (Filed as Exhibit 3.01 to
3.16                X                   Registration Statement No. 333-49960 and
                                        incorporated by reference herein)

                                        Articles of Amendment of SCE&G, dated
                                        August 13, 1999 (Filed as Exhibit 3.02
3.17                X                   to Registration Statement No. 333-49960
                                        and incorporated by reference herein)

                                        Articles of Amendment of SCE&G, dated
                                        March 1, 2000 (Filed as Exhibit 3.03 to
3.18                X                   Registration Statement No. 333-49960 and
                                        incorporated by reference herein)

                                        Articles of Incorporation of PSNC
                                        (formerly New Sub II, Inc.) dated
                                        February 12, 1999 (Filed as Exhibit
                                        3.01 to Registration Statement No.
                                        333-45206 and incorporated by
3.19                            X       reference herein)

                                        Articles of Amendment of PSNC (formerly
                                        New Sub II, Inc.) as adopted on February
                                        10, 2000 (Filed as Exhibit 3.02 to
                                        Registration Statement No. 333-45206 and
3.20                            X       incorporatedby reference herein)

                                        Articles of Correction of PSNC dated
                                        February 11, 2000 (Filed as Exhibit 3.03
3.21                            X       to Registration Statement No. 333-45206
                                        and incorporated by reference herein)

3.22     X                              By-Laws of SCANA as revised and amended
                                        on December 13, 2000 (Filed herewith)

3.23                X                   By-Laws of SCE&G as amended and adopted
                                        on  February 22, 2001  (Filed herewith)

3.24                            X       By-Laws of PSNC as revised and amended
                                        on February 22, 2001 (Filed herewith)

                                        Articles of Exchange of South Carolina
                                        Electric & Gas Company and SCANA
                                        Corporation (Filed as Exhibit 4-A to
4.01     X          X                   Post-Effective Amendment No. 1 to
                                        Registration Statement No.2-90438
                                        and incorporated by reference herein)

                                                   EXHIBIT INDEX

Exhibit  Applicable to Form 10-K of
No.     SCANA        SCE&G       PSNC    Description


                                         Indenture  dated as of November 1, 1989
                                         between SCANA  Corporation and The Bank
                                         of  New  York,  as  Trustee  (Filed  as
                                         Exhibit   4-A   to   Registration   No.
                                         33-32107 and incorporated
4.02      X                              by reference herein)

                                         Indenture  dated as of January 1, 1945,
                                         between   the  South   Carolina   Power
                                         Company  and Central  Hanover  Bank and
                                         Trust   Company,    as   Trustee,    as
                                         supplemented   by  three   Supplemental
                                         Indentures dated respectively as of May
                                         1,  1946,  May 1, 1947 and July 1, 1949
                                         (Filed as Exhibit  2-B to  Registration
                                         Statement No. 2-26459 and incorporated
4.03      X            X                 by reference herein)

                                         Fourth Supplemental  Indenture dated as
                                         of April 1, 1950, to Indenture referred
                                         to in Exhibit  4.03,  pursuant to which
                                         SCE&G assumed said  Indenture  (Exhibit
                                         2-C to Registration Statement No.
4.04      X            X                 2-26459 and incorporated by reference
                                         herein)



                                         Fifth through Fifty-third  Supplemental
                                         Indenture  referred to in Exhibit  4.03
                                         dated as of the dates  indicated  below
                                         and   filed   as    exhibits   to   the
                                         Registration Statements
4.05      X            X                 whose file numbers are set forth below and are incorporated by reference herein
                                         December 1, 1950                   Exhibit 2-D         to Registration No. 2-26459
                                         July 1, 1951                       Exhibit 2-E         to Registration No. 2-26459
                                         June 1, 1953                       Exhibit 2-F         to Registration No. 2-26459
                                         June 1, 1955                       Exhibit 2-G         to Registration No. 2-26459
                                         November 1, 1957                   Exhibit 2-H         to Registration No. 2-26459
                                         September 1, 1958                  Exhibit 2-I         to Registration No. 2-26459
                                         September 1, 1960                  Exhibit 2-J         to Registration No. 2-26459
                                         June 1, 1961                       Exhibit 2-K         to Registration No. 2-26459
                                         December 1, 1965                   Exhibit 2-L         to Registration No. 2-26459
                                         June 1, 1966                       Exhibit 2-M         to Registration No. 2-26459
                                         June 1, 1967                       Exhibit 2-N         to Registration No. 2-29693
                                         September 1, 1968                  Exhibit 4-O         to Registration No. 2-31569
                                         June 1, 1969                       Exhibit 4-C         to Registration No. 33-38580
                                         December 1, 1969                   Exhibit 4-O         to Registration No. 2-35388
                                         June 1, 1970                       Exhibit 4-R         to Registration No. 2-37363
                                         March 1, 1971                      Exhibit 2-B-17      to Registration No. 2-40324
                                         January 1, 1972                    Exhibit 2-B         to Registration No. 33-38580
                                         July 1, 1974                       Exhibit 2-A-19      to Registration No. 2-51291
                                         May 1, 1975                        Exhibit 4-C         to Registration No. 33-38580
                                         July 1, 1975                       Exhibit 2-B-21      to Registration No. 2-53908
                                         February 1, 1976                   Exhibit 2-B-22      to Registration No. 2-55304
                                         December 1, 1976                   Exhibit 2-B-23      to Registration No. 2-57936
                                         March 1, 1977                      Exhibit 2-B-24      to Registration No. 2-58662
                                         May 1, 1977                        Exhibit 4-C         to Registration No. 33-38580
                                         February 1, 1978                   Exhibit 4-C         to Registration No. 33-38580
                                         June 1, 1978                       Exhibit 2-A-3       to Registration No. 2-61653
                                         April 1, 1979                      Exhibit 4-C         to Registration No. 33-38580
                                         June 1, 1979                       Exhibit 2-A-3       to Registration No. 33-38580
                                         April 1, 1980                      Exhibit 4-C         to Registration No. 33-38580
                                         June 1, 1980                       Exhibit 4-C         to Registration No. 33-38580






                                                   EXHIBIT INDEX

Exhibit    Applicable to Form 10-K of
No.        SCANA       SCE&G      PSNC    Description


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

                                          Indenture  dated as of  April 1,  1993
                                          from  South  Carolina  Electric  & Gas
                                          Company  to  NationsBank  of  Georgia,
                                          National Association (Filed as Exhibit
                                          4-F to Registration
4.06         X           X                Statement No. 33-49421 and
                                          incorporated by reference herein)

                                          First   Supplemental    Indenture   to
                                          Indenture  referred to in Exhibit 4.06
                                          dated  as of June 1,  1993  (Filed  as
                                          Exhibit 4-G to Registration  Statement
                                          No. 33-49421 and
4.07         X           X                incorporated by reference herein)

                                          Second   Supplemental   Indenture   to
                                          Indenture  referred to in Exhibit 4.06
                                          dated as of June 15,  1993  (Filed  as
                                          Exhibit 4-G to Registration  Statement
                                          No. 33-57955 and
4.08         X           X                incorporated by reference herein)

                                          Trust Agreement for SCE&G Trust I
                                          (Filed as Exhibit 4.03 to Registration
4.09         X           X                Statement No. 333-49960 and
                                          incorporated by reference herein)

                                          Certificate of Trust of SCE&G Trust I
                                          (Filed as Exhibit 4.04 to Registration
4.10         X           X                Statement No. 333-49960 and
                                          incorporated by reference herein)

                                          Junior Subordinated Indenture for
                                          SCE&G Trust I (Filed as Exhibit 4.05
4.11         X           X                to Registration Statement No.333-49960
                                           and incorporated by reference herein)

                                          Guarantee Agreement for SCE&G Trust I
                                          (Filed as Exhibit 4.06 to Registration
4.12         X           X                Statement No. 333-49960 and
                                          incorporated by reference herein)

                                          Amended and Restated Trust Agreement
                                          for SCE&G Trust I (Filed as Exhibit
4.13         X           X                4.07 to Registration Statement No.
                                          333-49960 and incorporated by
                                          reference herein)

                                                   EXHIBIT INDEX

Exhibit Applicable to Form 10-K of
No.    SCANA      SCE&G       PSNC     Description


                                       Debenture Purchase Agreement, dated as of
                                       September  15, 1988,  with respect to $25
                                       million  of  10%  Senior  Debentures  due
                                       October 1, 2003 (Filed as Exhibit 4.01 to
4.14     X                     X       Registration Statement No. 333-45206 and
                                       incorporated by reference herein)

                                       Amendment to Debenture Purchase Agreement
                                       dated as of September 15, 1988, between
                                       PSNC and Southland Life Insurance Company
                                       (Filed as Exhibit 4.02 to Registration
                                       Statement No. 333-45206 and
4.15     X                     X       incorporated by reference herein)

                                       Amendment to Debenture Purchase Agreement
                                       dated as of September 15, 1988, between
                                       PSNC and Jefferson-Pilot Life Insurance
                                       Company (Filed as Exhibit 4.03 to
                                       Registration Statement No. 333-45206
4.16     X                     X       and incorporated by reference herein)

                                       Amendment to Debenture Purchase Agreemen
                                       dated as of September 15, 1988, between
                                       PSNC and The Franklin Life Insurance
                                       Company  (Filed as Exhibit 4.04 to
                                       Registration Statement No. 333-45206
4.17     X                     X       and incorporated by reference herein)

                                       Amendment to Debenture Purchase Agreement
                                       dated as of September  15, 1988,  between
                                       PSNC and Columbus Life Insurance  Company
                                       (Filed as  Exhibit  4.05 to Form 10-Q for
                                       the quarter ended September 30, 2000
4.18     X                     X       and incorporated by reference  herein)

                                       Amendment to Debenture Purchase Agreement
                                       dated as of September  15, 1988,  between
                                       PSNC and  Salkeld  &  Company  (Filed  as
                                       Exhibit 4.06 to Form 10-Q for the quarter
                                       ended September 30, 2000 and
4.19     X                     X       incorporated by reference  herein)

                                       Amendment to Debenture Purchase Agreement
                                       dated as of September  15, 1988,  between
                                       PSNC and UMB Bank (Filed as Exhibit  4.07
                                       to  Form  10-Q  for  the  quarter   ended
                                       September 30, 2000 and incorporated
4.20     X                     X       by reference herein)

                                       Debenture Purchase Agreement, dated as of
                                       December  5,  1989,   as  amended,   with
                                       respect  to $43  million  of  10%  Senior
                                       Debentures due December 1, 2004 (Filed as
                                       Exhibit 4.05 to
4.21     X                     X       Registration Statement No. 333-45206 and
                                       incorporated by reference herein)

                                       Amendment to Debenture Purchase Agreement
                                       dated as of  December  5,  1989,  between
                                       PSNC and The  Prudential  Life  Insurance
                                       Company of America (Filed as Exhibit 4.06
                                       to
4.22     X                     X       Registration Statement No. 333-45206 and
                                       incorporated by reference herein)

                                       Debenture Purchase Agreement, dated as of
                                       June  25,  1992,   with  respect  to  $32
                                       million of 8.75%  Senior  Debentures  due
                                       June 30, 2012  (Filed as Exhibit  4.07 to
                                       Registration Statement No. 333-45206
4.23     X                     X       and incorporated by reference herein)

                                       Indenture dated as of January 1, 1996
                                       between PSNC and First Union National
4.24     X                     X       (Filed as Exhibit 4.08 to Registration
                                       Statement No.333-45206 and incorporated
                                       by reference herein)

                                       First Supplemental Indenture dated as of
 4.25     X                     X      January 1, 1996, between PSNC and Bank of
                                       North Carolina, as Trustee (Filed
                                       as Exhibit 4.08 to Registration Statement
                                       (Filed as Exhibit 4.09 to Registration
                                       Statement No. 333-45206 and incorporated by reference herein)

                                  EXHIBIT INDEX

Exhibit  Applicable to Form 10-K of
No.     SCANA      SCE&G       PSNC      Description


                                         Second Supplemental  Indenture dated as
                                         of December  15, 1996  between PSNC and
                                         First  Union  National  Bank  of  North
                                         Carolina,  as Trustee (Filed as Exhibit
                                         4.10 to Registration Statement No.
4.26      X                      X       333-45206 and incorporated by reference
                                         herein)

                                         Third  Supplemental  Indenture dated as
                                         of February  10, 2000  between PSNC and
                                         First  Union  National  Bank  of  North
                                         Carolina,  as Trustee (Filed as Exhibit
                                         4.11 to
4.27      X                      X       Registration Statement No. 333-45206
                                         and incorporated by reference herein)

                                         Fourth Supplemental  Indenture dated as
                                         of February  12, 2001  between PSNC and
                                         First Union National Bank of North
4.28      X                      X       Carolina, as Trustee (Filed herewith)

4.29                             X       PSNC $150 million medium-term note
                                         issued February 16, 2001 (Filed
                                         herewith)

                                         SCANA Voluntary Deferral Plan as
                                         amended through October 21, 1997 (File
                                         as Exhibit 10.01 to Registration
10.01     X                              Statement No. 333-49960 and
                                         incorporated by reference herein)

                                         SCANA      Supplementary      Executive
                                         Retirement Plan as amended and restated
                                         effective as of October 21, 1997 (Filed
                                         as  Exhibit  10.01(b)  to  Registration
                                         Statement No.333-86803 and incorporated
10.02     X                              by reference herein)

                                         SCANA Supplementary  Voluntary Deferral
                                         Plan as amended  and  restated  through
                                         October  21,  1997  (Filed  as  Exhibit
                                         10.02  to  Registration  Statement  No.
                                         333-49960 and
10.03     X                              incorporated by reference herein)

                                         SCANA Key Executive Severance Benefits
                                         Plan as amended and restated effective
                                         as of October 21, 1997 (Filed as
                                         Exhibit 10.01(c) to Registration
                                         Statement No. 333-86803
10.04     X                              and incorporated by reference herein)

                                         SCANA Supplementary Key Executive
                                         Severance Benefits Plan effective as of
                                         December 17, 1997 (Filed as Exhibit
                                         10.01(d) to Registration Statement No.
                                         333-86803  and incorporated by
10.05     X                              reference herein)

                                         SCANA Performance Share Plan as amended
                                         and restated  effective January 1, 1998
                                         (Filed   as    Exhibit    10   (e)   to
                                         Registration  Statement  No.  333-86803
                                         and incorporated by
10.06     X                              reference herein)

                                         SCANA Long-Term Equity Compensation
                                         Plan dated January 2000 filed as
                                         Exhibit 4.04 to Registration Statement
10.07     X                              No. 333-37398 and incorporated by
                                         reference herein)

                                         SCANA Key  Employee  Retention  Plan as
                                         amended and  restated  effective  as of
                                         October  21,  1997  (Filed  as  Exhibit
                                         10.02  to  Registration  Statement  No.
                                         333-49960 and
10.08     X                              incorporated by reference herein)

                                         Description  of SCANA Whole Life Option
                                         (Filed as Exhibit 10-F to Form 10-K for
                                         the year ended December 31, 1991, under
                                         cover of Form SE, File No. 1-8809 and
10.09     X                              incorporated by reference herein)

                                  EXHIBIT INDEX

Exhibit        Applicable to Form 10-K of
No.       SCANA      SCE&G      PSNC    Description


10.10       X                           Description  of  SCANA  Corporation
                                        Annual  Incentive  Plan  (Filed  as
                                        Exhibit  10-G to Form  10-K for the
                                        year ended December 31, 1991, under
                                        cover of Form SE, File No.1-8809
                                        and incorporated by reference herein)

                                        SCANA Corporation Director Compensation
                                        and Deferral Plan effective January 1,
                                        2001(Filed as Exhibit 10.05 to Registra
                                        tion Statement No. 333-49960 and
                                        incorporated by
10.11       X                           reference herein)

                                        Operating Agreement of Pine Needle LNG
                                        Company, LLC dated August 8, 1995 (Filed
                                        as Exhibit 10.01 to Registration
                                        Statement No. 333-45206 and incorporate
10.12                            X      by reference herein)


                                        Amendment to Operating Agreement of Pin
                                        Needle LNG Company, LLC dated October 1,
                                        1995 (Filed as Exhibit 10.02 to
                                        Registration Statement No. 333-45206 and
10.13                            X      incorporated by reference herein)

                                        Amended Operating Agreement of Cardinal
                                        Extension Company, LLC dated December
                                        19, 1996 (Filed as Exhibit 10.03 to
                                        Registration Statement No. 333-45206 and
10.14                            X      incorporated by reference herein)

                                        Amended   Construction,   Operation  and
                                        Maintenance  Agreement  by  and  between
                                        Cardinal  Operating Company and Cardinal
                                        Extension  Company,  LLC dated  December
                                        19,  1996  (Filed  as  Exhibit  10.04 to
                                        Registration Statement No. 333-45206 and
                                        incorporated by
10.15                            X      reference herein)

                                        Form of Severance Agreement between PSNC
                                        and its  Executive  Officers  (Filed  as
                                        Exhibit 10.05 to Registration  Statement
                                        No.333-45206    and    incorporated   by
                                        reference
10.16                            X      herein)

                                        Service  Agreement between PSNC and
                                        SCANA  Services,   Inc.,  effective
                                        April 1,  2000  (Filed  as  Exhibit
                                        10.06 to Registration Statement No.
                                        333-45206 and incorporated by
10.17                            X      reference herein)

12.01       X          X         X      Statement Re Computation of Ratios

23.01       X                           Consents of Experts and Counsel
                                        (Independent Auditors' Consent)
24.01       X          X         X      Power of Attorney (Filed herewith)