Form 10-Q
period 2003-03-31
SOUTH CAROLINA ELECTRIC & GAS CO; PUBLIC SERVICE CO OF NORTH CAROLINA INC; SCANA CORP
filed 2003-05-09
CIK 91882, 81025, 754737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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
             (803) 217-9000

        Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. SCANA Corporation Yes X No South Carolina Electric & Gas Company Yes X No Public Service Company of North Carolina, Incorporated Yes X No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). SCANA Corporation Yes X No South Carolina Electric & Gas Company Yes No X ----- --------- ---- ------ Public Service Company of North Carolina, Incorporated Yes No X ---- -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Description of                Shares Outstanding
  Registrant                 Common Stock                 at April 30, 2003


SCANA Corporation            Without Par Value              110,837,226

South Carolina Electric
  & Gas Company              $4.50 Par Value                 40,296,147(a)

Public Service Company of
North Carolina, Incorporated Without Par Value                    1,000(a)

(a)Held beneficially and of record by SCANA Corporation.

         This combined Form 10-Q is separately filed by SCANA Corporation, South Carolina Electric & Gas Company and Public Service Company of North Carolina, Incorporated. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

         Public Service Company of North Carolina, Incorporated meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format allowed under General Instruction H(2).

                                      INDEX
                                                                           Page
PART I.  FINANCIAL INFORMATION

SCANA Corporation Financial Section......................................... 3
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of March 31, 2003
          and December 31, 2002 ...........................................  4
         Condensed Consolidated Statements of Operations for the
           Periods Ended March 31, 2003 and 2002...........................  6
         Condensed Consolidated Statements of Cash Flows for the
           Periods Ended March 31, 2003 and 2002...........................  7
         Condensed Consolidated Statements of Comprehensive Income
          (Loss) for the Periods Ended March 31, 2003 and 2002.............  8
         Notes to Condensed Consolidated Financial Statements..............  9

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................... 20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....... 27

Item 4.   Controls and Procedures.......................................... 28

South Carolina Electric & Gas Company Financial Section.................... 29
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of March 31, 2003
           and December 31, 2002 .........................................  30
         Condensed Consolidated Statements of Income for the
           Periods Ended March 31, 2003 and 2002..........................  32
         Condensed Consolidated Statements of Cash Flows
           for the Periods Ended March 31, 2003 and 2002..................  33
         Notes to Condensed Consolidated Financial Statements.............  34

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................  40

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 45

Item 4.  Controls and Procedures........................................... 45

Public Service Company of North Carolina, Incorporated Financial Section... 46
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of March 31,
           2003 and December 31, 2002 ....................................  47
         Condensed Consolidated Statements of Operations for
           the Periods Ended March 31, 2003 and 2002......................  48
         Condensed Consolidated Statements of Cash Flows for the
           Periods Ended March 31, 2003 and 2002..........................  49
         Condensed Consolidated Statements of Comprehensive
           Income (Loss) for the Periods Ended March 31, 2003 and 2002....  50
         Notes to Condensed Consolidated Financial Statements.............  51

Item 2.  Management's Narrative Analysis of Results of Operations.........  55

Item 4.  Controls and Procedures..........................................  56

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................  57

Item 6.  Exhibits and Reports on Form 8-K.................................  58

Signatures................................................................  60

Certifications Required by Rule 13a-14 ...................................  61

Exhibit Index.............................................................  67

Certifications Pursuant to 18 U.S.C. Section 1350.........................  72

                                                               SCANA CORPORATION
                                                               FINANCIAL SECTION




                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                SCANA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                          March 31, December 31,
Millions of dollars                                        2003         2002
--------------------------------------------------------------------------------
Assets

Utility Plant:
    Electric                                               5,325      $5,228
    Gas                                                    1,614       1,593
    Other                                                    186         184
--------------------------------------------------------------------------------
        Total                                              7,125       7,005
    Accumulated depreciation and amortization             (2,537)     (2,476)
--------------------------------------------------------------------------------
        Total                                              4,588       4,529
    Construction work in progress                            772         677
    Nuclear fuel, net of accumulated amortization             32          38
    Acquisition adjustments                                  230         230
--------------------------------------------------------------------------------
        Utility Plant, Net                                 5,622       5,474
--------------------------------------------------------------------------------

Nonutility Property, Net of Accumulated Depreciation          96          95
Investments                                                  232         231
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
       Nonutility Property and Investments, Net              328         326
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Current Assets:
    Cash and temporary investments                           367          397
    Receivables, net of allowance for
      uncollectible accounts of $22 and $17                  521          486
    Inventories (at average cost):
        Fuel                                                 107          166
        Materials and supplies                                59           61
        Emission allowances                                    9           10
    Prepayments                                               40           40
    Deferred income taxes, net                                 1            -
------------------------------------------------------------- ------------------
        Total Current Assets                               1,104        1,160
--------------------------------------------------------------------------------

Deferred Debits:
    Environmental                                             22           27
    Nuclear plant decommissioning                              -           87
    Assets held in trust, net-nuclear decommissioning         50            -
    Pension asset, net                                       266          265
    Other regulatory assets                                  300          269
    Other                                                    151          146
--------------------------------------------------------------------------------
        Total Deferred Debits                                789          794
--------------------------------------------------------------------------------
            Total                                         $7,843       $7,754
================================================================================

-------------------------------------------------------------------------------
                                                      March 31,  December 31,
Millions of dollars                                     2003        2002
-------------------------------------------------------------------------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                       $2,220    $2,177
    Preferred stock (Not subject to purchase
     or sinking funds)                                     106       106
-------------------------------------------------------------------------------
        Total Stockholders' Investment                   2,326     2,283
Preferred Stock, net (Subject to purchase
  or sinking funds)                                          9         9
SCE&G-Obligated Mandatorily Redeemable
  Preferred Securities of SCE&G's
  Subsidiary Trust, SCE&G Trust I,
  holding solely $50 million principal
  amount of 7.55% Junior Subordinated
  Debentures of SCE&G, due 2027                             50         50
Long-Term Debt, net                                      2,885      2,834
-------------------------------------------------------------------------------
        Total Capitalization                             5,270      5,176
-------------------------------------------------------------------------------

Current Liabilities:
    Short-term borrowings                                  114        209
    Current portion of long-term debt                      503        413
    Accounts payable                                       361        362
    Customer deposits                                       38         39
    Taxes accrued                                           54         78
    Interest accrued                                        58         52
    Dividends declared                                      41         39
    Deferred income taxes, net                               -          4
    Other                                                   49         77
-------------------------------------------------------------------------------
       Total Current Liabilities                         1,218      1,273
-------------------------------------------------------------------------------

Deferred Credits:
    Deferred income taxes, net                             752        747
    Deferred investment tax credits                        116        118
    Reserve for nuclear plant decommissioning                -         87
    Asset retirement obligation - nuclear plant            113          -
    Postretirement benefits                                134        131
    Other regulatory liabilities                           131        114
    Other                                                  109        108
-------------------------------------------------------------------------------
        Total Deferred Credits                           1,355      1,305
-------------------------------------------------------------------------------
           Total                                        $7,843     $7,754
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
Millions of dollars, except per share amounts         2003               2002
------------------------------------------------------------------ -------------

Operating Revenues:
    Electric                                           $336               $302
    Gas - regulated                                      427               296
    Gas - nonregulated                                   306               224
------------------------------------------------------------------ -------------
        Total Operating Revenues                         1,069             822
------------------------------------------------------------------ -------------

Operating Expenses:
    Fuel used in electric generation                      81                74
    Purchased power                                       10                  5
    Gas purchased for resale                            571                378
    Other operation and maintenance                     144                127
    Depreciation and amortization                         60                54
    Other taxes                                           35                31
------------------------------------------------------------------ -------------
        Total Operating Expenses                        901                669
------------------------------------------------------------------ -------------

Operating Income                                        168                153
------------------------------------------------------------------ -------------

Other Income:
    Other income, including allowance for
     equity funds used during construction
     of $5  and $7                                      16                 19
    Gain on sale of investments and assets               -                 15
    Impairment of investments                            -               (244)
------------------------------------------------------------------ -------------
        Total Other Income (Expense)                     16              (210)
------------------------------------------------------------------ -------------

Income (Loss) Before Interest Charges, Income Taxes,
    Preferred Stock Dividends and Cumulative Effect
    of Accounting Change                                184                (57)
Interest Charges, Net of Allowance for Borrowed Funds
    Used During Construction of $2 and $3                51                 51
Dividend Requirement of SCE&G - Obligated
    Mandatorily Redeemable Preferred Securities          1                  1
------------------------------------------------------------------ -------------

Income (Loss) Before Income Taxes,
  Preferred Stock Dividends and
  Cumulative Effect of Accounting Change                132               (109)
Income Tax Expense (Benefit)                             46                (39)
------------------------------------------------------------------ -------------

Income (Loss) Before Preferred Stock Dividends and
  Cumulative Effect of Accounting Change                 86                (70)
Cash Dividends on Preferred Stock of Subsidiary
  (At stated rates)                                       2                 2
------------------------------------------------------------------ -------------
--------------------------------------------------------------------------- ----

Income (Loss) Before Cumulative Effect of
  Accounting Change                                       84              (72)
Cumulative Effect of Accounting Change, net of taxes      -              (230)
--------------------------------------------------------------------- ----------
--------------------------------------------------------------------- ----------

Net Income (Loss)                                          $84          $(302)
===================================================================== ==========
===================================================================== ==========

Basic and Diluted Earnings (Loss) Per Share of Common Stock:
Before Cumulative Effect of Accounting Change             $.75          $(.68)
Cumulative Effect of Accounting Change, net of taxes        -           (2.20)
------------------------------------------------------------------------- ------
------------------------------------------------------------------------- ------
Basic and Diluted Earnings (Loss) Per Share               $.75          $(2.88)
========================================================================= ======
========================================================================= ======
Weighted Average Shares Outstanding (millions)          110.8           104.7

See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                March 31,
Millions of dollars                                        2003       2002
--------------------------------------------------------------------------------

Cash Flows From Operating Activities:
    Net income (loss)                                          $84       $(302)
    Adjustments to reconcile net income (loss)
      to net cash provided from operating
activities:
        Cumulative effect of accounting change, net of taxes     -         230
        Depreciation and amortization                           62          55
        Amortization of nuclear fuel                              6          5
        Gain on sale of investments and assets                    -        (15)
        Hedging activities                                       (3)        29
        Impairment on investments                                 -        244
        Allowance for funds used during construction             (7)       (10)
        Over (under) collection, fuel adjustment clauses         16          4
        Changes in certain assets and liabilities:
            (Increase) decrease in receivables                  (38)        14
            (Increase) decrease in inventories                   62         37
            (Increase) decrease in pension asset                 (1)        (7)
            (Increase) decrease in other regulatory assets       (1)         1
            Increase (decrease) in deferred income taxes, net     1       (125)
            Increase (decrease) in regulatory liabilities         9         10
            Increase (decrease) in postretirement benefits        3          2
            Increase (decrease) in accounts payable              (1)       (37)
            Increase (decrease) in taxes accrued                (24)         8
            Increase (decrease) in interest accrued               6         13
        Changes in other assets                                 (10)        11
        Changes in other liabilities                            (20)        14
--------------------------------------------------------------------------------
    Net Cash Provided From Operating Activities                 144        181
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
    Utility property additions and construction expenditures,
     net of AFC                                                (171)      (117)
    Proceeds from sale of investments and assets                  -        313
    Increase in nonutility property                              (3)        (2)
    Investments in affiliates                                    (4)       (16)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
    Net Cash Provided From (Used For) Investing Activities    (178)        178
-------------------------------------------------------------------------------
Cash Flows From Financing Activities:
    Proceeds:
        Issuance of First Mortgage Bonds                       198         295
        Issuance of notes and loans                             -          397
    Repayments:
        Mortgage Bonds                                          -        (104)
        Notes and loans                                       (60)       (402)
    Dividends and distributions:
        Common stock                                          (37)        (32)
        Preferred stock                                        (2)         (2)
    Short-term borrowings, net                                (95)        (67)
-------------------------------------------------------------------------------
    Net Cash Provided From Financing Activities                 4          85
-------------------------------------------------------------------------------
Net Increase (Decrease) In Cash and Temporary Investments     (30)        444
Cash and Temporary Investments, January 1                     397         212
------------------------------------------------------------------------------
Cash and Temporary Investments, March 31                      367        $656
==============================================================================
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized
                               interest of $2 and $3)         $46       $38
                           - Income taxes                       1          7

Noncash Investing and Financing Activities:
    Unrealized gain on securities available for sale,
      net of tax                                               -          93

See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


-------------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31,
Millions of dollars                                  2003              2002
---------------------------------------------------------------- --------------
---------------------------------------------------------------- --------------

Net Income (Loss)                                     $84             $(302)

Other Comprehensive Income (Loss), net of tax:
  Unrealized gains (losses) on securities
   available for sale                                   -                93
  Unrealized gains (losses) on hedging activities      (2)               24
---------------------------------------------------------------- --------------
---------------------------------------------------------------- --------------
Total Comprehensive Income (Loss) (1)                 $82             $(185)
================================================================ ==============


(1) Accumulated other comprehensive income (loss) of the Company totaled $(1.0) million and $1.0 million as of March 31, 2003 and December 31, 2002, respectively.


See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of March 31, 2003, approximately $322 million and $131 million of regulatory assets and liabilities, respectively, as shown below.

                                                         March 31,  December 31,
Millions of dollars                                         2003        2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Accumulated deferred income taxes, net                       $95         $95
Under- (over-) collections - electric
  fuel and gas cost adjustment clauses                        45           61
Deferred environmental remediation costs                      22           27
Asset retirement obligation - nuclear decommissioning         36            -
Deferred non-conventional fuel tax benefits, net             (45)         (40)
Storm damage reserve                                         (33)         (32)
Franchise agreements                                          65           65
Other                                                          6            6
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total                                                       $191        $182
================================================================================

         Accumulated deferred income taxes represent deferred income tax liabilities applicable to utility operations that have not been reflected in customer rates for which future recovery is probable, offset by deferred income tax assets, which will be reflected in customer rates as a result of reduced revenue requirements due to the amortization of deferred investment tax credits.

         Under- (over-) collections - fuel adjustment clauses represent amounts over- or under-collected from customers pursuant to the fuel adjustment clause (electric customers) or gas cost adjustment clause (gas customers) as approved by the Public Service Commission of South Carolina (SCPSC) or North Carolina Utilities Commission (NCUC) during annual hearings.

         Deferred environmental remediation costs represent costs associated with the assessment and clean up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by South Carolina Electric &Gas Company (SCE&G) are being recovered through rates, and such costs, totaling approximately $14 million, are expected to be fully recovered by the end of 2005. A portion of the costs incurred at sites owned by Public Service Company of North Carolina, Incorporated (PSNC Energy) is also being recovered through rates, and management believes the remaining costs of approximately $7.8 million will be recoverable in the future. Amounts incurred to date that have not been recovered through gas rates are approximately $1.2 million.

     Asset retirement obligation - nuclear decommissioning represents the regulatory asset associated with the legal obligation of decommissioning and dismantling V. C. Summer Nuclear Station (Summer Station) as required in SFAS 143, "Accounting for Asset Retirement Obligations." (See Note 1B).

         Deferred non-conventional fuel tax benefits represent the deferral of partnership losses and other expenses, offset by the accumulated deferred income tax credits associated with two SCE&G partnerships involved in converting coal to alternate fuel. Under a plan approved by the SCPSC, any net tax credits generated from non-conventional fuel produced and consumed by SCE&G and ultimately passed through to SCE&G have been and will be deferred and will be applied to offset the capital costs of projects required to comply with legislative or regulatory actions.

         The storm damage reserve represents an SCPSC approved reserve account capped at $50 million to be collected through rates over a ten-year period. The accumulated storm damage reserve can be applied to offset actual storm damage costs in excess of $2.5 million in a calendar year.

         Franchise agreements represent costs associated with the 30-year electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. These amounts are not earning a return, but are being amortized through cost of service over the next 15 years.

         The SCPSC and the NCUC have reviewed and approved through specific orders most of the items shown as regulatory assets. Other items represent costs which are not yet approved for recovery by the SCPSC or the NCUC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. However, ultimate recovery is subject to SCPSC or NCUC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

B.   New Accounting Standards

         The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. In connection with this implementation, the Company performed a valuation analysis of its investment in South Carolina Pipeline Corporation (SCPC) using a discounted cash flow analysis and of PSNC Energy using an independent appraisal. The analysis of the investment in PSNC Energy indicated that the carrying amount of PSNC Energy's acquisition adjustment exceeded its fair value by approximately $230 million, or $2.20 loss per share, effective January 1, 2002. The resulting impairment charge is reflected on the Condensed Consolidated Statement of Operations as the cumulative effect of an accounting change. SFAS 142 requires that an impairment test be performed annually and at the same time each year. The Company performed its test effective January 1, 2003 and no further impairment resulted.

         The Company adopted SFAS 143 effective January 1, 2003. SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets (ARO) and requires the Company to recognize, as a liability, the fair value of an ARO in the period in which it is incurred and to accrete the liability to its present value in future periods. As of December 31, 2002, prior to the adoption of SFAS 143, the Company carried deferred debits and deferred credits each totaling approximately $87 million related to the decommissioning and dismantling of Summer Station and the funding thereof. Effective January 1, 2003, in connection with the measurement of the ARO upon the adoption of SFAS 143, the amounts reflected within these regulatory assets and liabilities were recharacterized.

     The following table presents such recharacterized amounts related to the decommissioning obligation and the funding thereof as recorded in the consolidated balance sheet as of March 31, 2003 and the pro forma amounts that would have been recorded as of December 31, 2002 had SFAS 143 been adopted at the beginning of 2002.

                                                               As of
                                                      March 31,    December 31,
                                                        2003          2002
                                                       Actual       Proforma
Assets:
Within electric plant                                     $40          $40
Within accumulated depreciation                           (13)         (13)
Assets held in trust (net) - nuclear decommissioning       50           50
Within other regulatory assets                             36           34
                                                      ----------- -------------
                                                      ----------- -------------
     Total                                              $113          $111
                                                      =========== =============
                                                      =========== =============

Liabilities:
 Asset retirement obligation - nuclear
   plant decommissioning                                $113          $111
                                                      =========== =============

        Proforma net income (loss) and earnings (loss) per share for periods prior to the adoption of SFAS 143 would not differ from amounts actually recorded during these periods.

        In addition to the ARO for Summer Station, the Company believes that there is legal uncertainty as to the existence of environmental obligations associated with certain transmission and distribution properties. The Company believes that any ARO related to this type of property would be insignificant and, due to the indeterminate life of the related assets, an ARO could not be reasonably estimated.

        The Company adopted SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective January 1, 2003. The provisions of SFAS 145, among other things, discontinue treatment of gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion (APB) 30. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 145.

        The Company adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 146.

C.  Equity Compensation Plan

        Under the SCANA Corporation Long-Term Equity Compensation Plan, certain employees and non-employee directors may receive incentive and nonqualified stock options and other forms of equity compensation. The Company accounts for this equity-based compensation using the intrinsic value method under APB 25, "Accounting for Stock Issued to Employees" and related interpretations. In addition, the Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation and, effective January 1, 2003, the disclosure provisions of SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." At March 31, 2003, options issued and outstanding under the Plan totaled approximately 1.7 million.

        All options were granted with exercise prices equal to the fair market value of the Company's stock on the respective grant dates; therefore, no compensation expense has been recognized in connection with such grants. If the Company had determined compensation expense for the issuance of options based on the fair value method described in SFAS 123, pro forma net income and earnings
(loss) per share would have been as presented below:

                                                          Three Months Ended
                                                               March 31,
                                                           2003        2002
                                                           ----        ----
Net income (loss) - as reported (millions)                 $83.6     $(301.9)
Net income (loss) - pro forma (millions)                    83.2      (302.3)
Basic and diluted earnings (loss) per share - as reported     .75      (2.88)
Basic and diluted earnings (loss) per share - pro forma       .75      (2.88)

D.  Earnings (Loss) Per Share

         Earnings (loss) per share amounts have been computed in accordance with SFAS 128, "Earnings Per Share." Under SFAS 128, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed as net income divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive potential common stock. The Company uses the treasury stock method in determining total dilutive potential common stock.

E.  Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2003.

2. ACCOUNTING CHANGE

        As a result of the January 1, 2002 adoption of SFAS 142, the Company recorded a $230 million impairment charge related to the acquisition adjustment recorded in connection with its investment in PSNC Energy. This charge is reflected on the Condensed Consolidated Statements of Operations as the cumulative effect of an accounting change. See additional information at Note 1B.

3. RATE AND OTHER REGULATORY MATTERS

         South Carolina Electric & Gas Company (SCE&G)

         Electric

              In January 2003 the SCPSC issued an order granting SCE&G an increase in retail electric rates of 5.8% which is designed to produce additional annual revenues of approximately $70.7 million based on a test year calculation. The SCPSC authorized a return on common equity of 12.45%. The new rates were effective for service rendered on and after February 1, 2003. As a part of the order, the SCPSC extended through 2005 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, based on the level of revenues and operating expenses, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually, without the approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

         In May 2002 the SCPSC issued an order approving SCE&G's request to increase the fuel component of rates charged to electric customers from 1.579 cents per KWh to 1.722 cents per KWh. The increase reflects higher fuel costs projected for the period May 2002 through April 2003. The increase also provided continued recovery for under-collected actual fuel costs through April 2001, including short-term purchased power costs necessitated by outages at two of SCE&G's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002. The Consumer Advocate of South Carolina appealed to the South Carolina Circuit Court (Circuit Court) the portion of the SCPSC's order related to the recovery of certain purchased power costs. The appeal is still pending.

         In January 2003, in conjunction with the approval of the above retail rate increase, the SCPSC approved SCE&G's request to reduce the fuel component to 1.678 cents per KWh. This reduction was effective for service rendered on and after February 1, 2003. In April 2003 the SCPSC issued an order approving SCE&G's request to maintain the fuel cost component of rates at 1.678 cents per KWh, effective May 1, 2003. The SCPSC also reaffirmed the prudence of SCE&G's purchasing practices and recognized the efficiency of SCE&G's electric generating plants; however, it deferred action on the recovery of certain purchased power costs pending the appeal to the Circuit Court of the SCPSC's May 2002 order.

         Gas

         SCE&G's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by SCE&G.

         SCE&G's cost of gas component in effect during the period January 1, 2002 through March 31, 2003 was as follows:

Rate Per Therm  Effective Date           Rate Per Therm   Effective Date

    $.728       January-February  2003       $.596        January-October 2002
    $.928       March 2003                   $.728        November-December 2002

         The SCPSC allows SCE&G to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former MGPs. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been recorded in deferred debits. In October 2002, as a result of the annual review, the SCPSC reaffirmed SCE&G's billing surcharge of 3.0 cents per therm, which is intended to provide for the recovery, prior to the end of the year 2005, of the balance remaining at March 31, 2003 of $13.6 million.

         Public Service Company of North Carolina, Incorporated (PSNC Energy)

         PSNC Energy's rates are established using a benchmark cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas. PSNC Energy revises its tariffs with the NCUC as necessary to track these changes and accounts for any over- or under-collections of the delivered cost of gas in its deferred accounts for subsequent rate consideration. The NCUC reviews PSNC Energy's gas purchasing practices annually.

         PSNC Energy's benchmark cost of gas in effect during the period January 1, 2002 through March 31, 2003 was as follows:

Rate Per Therm  Effective Date        Rate Per Therm   Effective Date

    $.460       January-February 2003    $.300         January 2002
    $.595       March 2003               $.215         February-June 2002
                                         $.350         July-October 2002
                                         $.410         November-December 2002

         On March 31, 2003 the NCUC approved PSNC Energy's request to increase the benchmark cost of gas from $.595 per therm to $.725 per therm effective for service rendered on and after April 1, 2003.

         A state expansion fund, established by the North Carolina General Assembly and funded by refunds from PSNC Energy's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. In June 2000 the NCUC approved PSNC Energy's requests for disbursement of up to $28.4 million from PSNC Energy's expansion fund to extend natural gas service to Madison, Jackson and Swain Counties in western North Carolina. PSNC Energy estimates that the cost of this project will be approximately $31.4 million. The Madison County and Jackson County portions of the project were completed in 2002. Through March 31, 2003 approximately $17.0 million had been spent on this project.

         In December 1999 the NCUC issued an order approving SCANA's acquisition of PSNC Energy. As specified in the order, PSNC Energy agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with material adverse governmental actions and force majeure events.

South Carolina Pipeline Corporation (SCPC)

         SCPC's purchased gas adjustment for cost recovery and gas purchasing policies are reviewed annually by the SCPSC. A hearing is scheduled for May 15, 2003 to review the period April 2002 through December 2002 to determine if SCPC's gas purchasing policies and practices were prudent and if SCPC properly adhered to the gas cost recovery provisions of its gas tariff for that period.

4. LONG-TERM DEBT

        On January 13, 2003 SCANA retired at maturity $60 million of 6.05% medium-term notes.

        On January 23, 2003 SCE&G issued $200 million First Mortgage Bonds having an annual interest rate of 5.80% and maturing on January 15, 2033. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

5. RETAINED EARNINGS

        The Company's Restated Articles of Incorporation do not limit the dividends that may be paid on its common stock. However, the Restated Articles of Incorporation of SCE&G contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At March 31, 2003 approximately $41.5 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

6. FINANCIAL INSTRUMENTS

        Investments

        Certain of SCANA's subsidiaries hold investments in marketable securities, some of which are subject to SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities," mark-to-market accounting and some of which are considered cost basis investments for which determination of fair value historically has been considered impracticable. Equity holdings subject to SFAS 115 are categorized as "available for sale" and are carried at quoted market prices, with any unrealized gains and losses credited or charged to other comprehensive income (loss) within common equity on the Company's balance sheet. Debt securities and preferred stock with significant debt characteristics are categorized as "held to maturity" and are carried at amortized cost. When indicated, and in accordance with its stated accounting policy, SCANA performs periodic assessments of whether any decline in the value of these securities to amounts below SCANA's cost basis is other than temporary. When other than temporary declines occur, write-downs are recorded through operations, and new (lower) cost bases are established.

Telecommunications Investments

        At March 31, 2003 SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, held investments in the equity and debt securities of the following companies in the amounts noted in the table below.

Investee      Securities                                                  Basis
------------- ------------------------------------------------ -----------------
                         (Millions of dollars)

ITC Holding   3.1 million shares common stock                             $5.8
              645,153 shares series A preferred stock, convertible
              into 2.6 million shares of common stock                      7.2
              133,664 shares series B preferred stock, convertible
              into 534,656 shares of common stock                          4.0

ITC^DeltaCom  566,010 shares of common stock                               1.1
              151,168 shares series A 8% preferred stock,
                 convertible in 2005 into 2.6 million shares of
                 common stock                                             12.8
              Warrants to purchase 506,861.8  shares of common stock       1.1

Knology       7.2 million shares series A preferred stock,
              convertible into 7.5 million shares of common stock         14.0
              14.8 million shares series C preferred stock,
              convertible into 14.8 million shares of common stock        35.1
              21.7 million shares series E preferred stock,
              convertible into 21.7 million shares of common stock        40.6
              $42.8 million face amount, 12% senior unsecured
                 notes due 2009, including accrued interest               45.0

        ITC Holding Company (ITC Holding) holds ownership interests in several Southeastern communications companies. As these securities are not actively traded, determination of their fair value is not practicable. ITC^DeltaCom, Inc. (ITC^DeltaCom) is a regional provider of telecommunications services. Knology, Inc. (Knology) is a broadband service provider of cable television, telephone and internet services. The market value of Knology securities is not readily determinable.

        The common shares of ITC^DeltaCom owned by SCH have a market value of $0.9 million. The preferred shares owned by SCH are classified as held to maturity due to their debt features, and the market value is not readily determinable.

Derivatives

        SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS 133 further provides that changes in the fair value of derivative instruments are either recognized in earnings or reported as a component of other comprehensive income
(loss), depending upon the intended use of the derivative and the resulting designation. The fair value of the derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

        Policies and procedures and risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by the Company. The Company's Board of Directors has delegated to a Risk Management Committee the authority to set risk limits, establish policies and procedures for risk management and measurement, and oversee and review the risk management process and infrastructure. The Risk Management Committee, which is comprised of certain officers, including the Company's Risk Management Officer, and senior officers of the Company, apprises the Board of Directors with regard to the management of risk and brings to the Board's attention any areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions that are allowed.

Commodities

        The Company uses derivative instruments to hedge anticipated future purchases of natural gas, which create market risks of different types. Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile price market and risks associated with price differentials at different delivery locations. Instruments designated as fair value hedges are used to hedge operational storage assets. The basic types of financial instruments utilized are exchange-traded instruments, such as New York Mercantile Exchange futures contracts or options, and over-the-counter instruments such as swaps, which are typically offered by energy and financial institutions.

     The Company recognized gains (losses) of approximately $5.6 million and $(19.0) million, net of tax, as a result of qualifying cash flow hedges related to nonregulated operations during the three months ended March 31, 2003 and 2002, respectively. These gains and losses were recorded in cost of gas. The Company estimates that most of the March 31, 2003 unrealized gain balance of $0.1 million, net of tax, will be reclassified from accumulated other comprehensive income (loss) to earnings in 2003 as a decrease to realized gas cost if market prices remain stable. As of March 31, 2003, all of the Company's cash flow hedges settle by their terms before the end of 2006.

        The Company recorded option premiums of $0.5 million and gains of $0.4 million, net of tax, as a result of qualifying fair value hedges during the three months ended March 31, 2003. The premiums and gains were recorded in cost of gas. As of March 31, 2003 all of the Company's fair value hedges settle by their terms before the end of 2003.

       On January 2, 2003 PSNC Energy filed a summary of its hedging program for natural gas purchases with the NCUC for informational purposes. The primary goal of the program is to reduce price volatility to firm customers. The program and any related transactions will be addressed in the 2003 annual prudence review with the NCUC. Transaction fees and any gains or losses are recorded in deferred accounts for subsequent rate consideration.

       SCPC's tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of SCPC's hedging activities are to be included in the PGA. As such, costs of related derivatives that SCPC utilizes to hedge its gas purchasing activities are recoverable through its weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a current asset or liability.

       The Company also utilizes certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in net income (loss), and was insignificant in the periods presented.

Interest Rates

       The Company uses interest rate swap agreements to manage interest rate risk. These swap agreements provide for the Company to pay variable and receive fixed interest payments and are designated as fair value hedges of certain debt instruments. The Company may terminate a swap agreement and may replace it with a new swap also designated as a fair value hedge.

       Payments received upon termination of a swap are recorded as basis adjustments to long term debt and are amortized as reductions to interest expense over the term of the underlying debt. The fair value of interest rate swaps is recorded within other deferred debits on the balance sheet. The fair value of the debt that is hedged is recorded in long-term debt. Periodic receipts or payments related to the interest rate swaps are credited or charged to interest expense as incurred.

       At March 31, 2003 the estimated fair value of the Company's swaps totaled $11.7 million related to combined notional amounts of $340.6 million.

7. COMMITMENTS AND CONTINGENCIES

       Reference is made to Note 12 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Commitments and contingencies at March 31, 2003 include the following:

A.     Lake Murray Dam Reinforcement

       In October 1999 the United States Federal Energy Regulatory Commission
(FERC) mandated that SCE&G reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001 is expected to cost approximately $275 million and be completed in 2005. Costs incurred through March 31, 2003 totaled approximately $83 million.

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

       The Price-Anderson Indemnification Act expired in August 2002, but is expected to renew with only modest changes in 2003. This has no impact on SCE&G at present due to the "grandfathered" status of existing licensees that are covered under the past act until such time as it is renewed.

        SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $15.5 million.

        To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G's rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer. SCE&G has no reason to anticipate a serious nuclear incident at Summer Station. If such an incident were to occur, it would have a material adverse impact on the Company's results of operations, cash flows and financial position.

C.      Environmental

        The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate solely to regulated operations.

        South Carolina Electric & Gas Company

        At SCE&G, site assessment and cleanup costs are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $13.6 million at March 31, 2003. The deferral includes the estimated costs associated with the following matters.

        SCE&G owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. The site is currently being remediated for benzene contamination in the intermediate aquifer on surrounding properties. SCE&G anticipates that the remaining remediation activities will be completed in 2003, with certain monitoring and retreatment activities continuing until 2007. As of March 31, 2003, SCE&G has spent approximately $18.6 million to remediate the Calhoun Park site. Total remediation costs are estimated to be $21.9 million.

        SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. SCE&G is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. SCE&G anticipates that major remediation activities for these three sites will be completed before 2006. SCE&G has spent approximately $2.3 million related to these sites, and expects to spend an additional $5.8 million.

        In addition, in March 2003 SCE&G signed a consent agreement with DHEC related to a site formerly owned by SCE&G. The estimated cost for remediation of this site has not been finalized but is not expected to be material.

        Public Service Company of North Carolina, Incorporated

        PSNC Energy is responsible for environmental cleanup at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties. PSNC Energy has recorded a liability and associated regulatory asset of $7.8 million, which reflects the estimated remaining liability at March 31, 2003. Amounts incurred to date that have not been recovered through gas rates are approximately $1.2 million. Management believes that all MGP cleanup costs incurred will be recoverable through gas rates.

D.      Long-Term Natural Gas Contract

        In 2001 a subsidiary of the Company entered into, in the ordinary course of business, a 15 year take-and-pay contract with an unaffiliated natural gas supplier (Supplier) to purchase 190,000 DT of natural gas per day beginning in the spring of 2004. In December 2002, as a result of the failure of Supplier and its guarantor to meet contractual obligations related to credit support provisions, the subsidiary terminated the contract. Attempts to negotiate a new contract between the parties were not successful, and a hearing under the binding arbitration provisions of the original contract is scheduled for June 2003. In initial pleadings for the hearing, the Supplier has demanded payment of at least $134 million in damages from the subsidiary; conversely, the subsidiary has demanded payment of no less than $154 million in damages from the Supplier. The Company is confident of the propriety of its actions and will vigorously pursue its position in such arbitration proceedings. The Company further believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

8. SEGMENT OF BUSINESS INFORMATION

        The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, net income is not allocated to the Electric Operations, Gas Distribution and Gas Transmission segments. The Company uses net income to measure profitability for its Retail Gas Marketing and Energy Marketing segments. Accumulated depreciation is not assignable to Electric Operations and Gas Distribution segments. Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy which meet SFAS 131 criteria for aggregation.



                        Disclosure of Reportable Segments
                              (Millions of dollars)

---------------------------------- ------------- -------------- --------------- ----------------- ---------------
       Three Months Ended            External    Intersegment     Operating           Net            Segment
         March 31, 2003              Revenue        Revenue     Income (Loss)    Income (Loss)        Assets
---------------------------------- ------------- -------------- --------------- ----------------- ---------------

Electric Operations                     $336           $2             $84               n/a           $6,010
Gas Distribution                          343             -             61              n/a            1,478
Gas Transmission                           84          108               5              n/a              326
Retail Gas Marketing                     183              -            n/a            $13                124
Energy Marketing                          123             -            n/a               (2)               66
Telecommunications Investments              -             -              -                1               193
All Other                                   -           67               -               (2)              397
Adjustments/Eliminations                    -         (177)             18              74               (751)
---------------------------------- ------------- -------------- --------------- ----------------- ---------------
Consolidated Total                    $1,069             $-          $168             $84             $7,843
================================== ============= ============== =============== ================= ===============

---------------------------------- ------------- -------------- --------------- ----------------- ---------------
       Three Months Ended            External    Intersegment     Operating           Net            Segment
         March 31, 2002              Revenue        Revenue     Income (Loss)    Income (Loss)        Assets
---------------------------------- ------------- -------------- --------------- ----------------- ---------------

Electric Operations                     $302          $1              $87               n/a            $5,423
Gas Distribution                         241             1             54               n/a             1,639
Gas Transmission                           55           73              (8)             n/a               293
Retail Gas Marketing                     156             -             n/a             $14                100
Energy Marketing                           68            -            n/a                (1)                73
Telecommunications Investments              -            -               -             (150)              470
All Other                                   -          69               21               15               606
Adjustments/Eliminations                    -        (144)              (1)            (180)             (715)
---------------------------------- ------------- -------------- --------------- ----------------- ---------------
Consolidated Total                      $822            $-           $153             $(302)          $7,889
================================== ============= ============== =============== ================= ===============

9. SUBSEQUENT EVENTS

     On April 4, 2003 SCANA redeemed $100 million of floating rate medium-term notes that were set to mature August 8, 2003. The notes were bearing interest at a rate of 2.215% when redeemed.

     On May 9, 2003, the Company's investment in ITC Holding Company. Inc. was sold. The sale resulted in the receipt of net after-tax cash proceeds of approximately $40 million and the receipt of an investment interest in a newly formed entity valued at approximately $15 million. A book gain, net of tax, of approximately $40 million was realized upon this sale.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

                                SCANA CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility and nonutility regulatory environment, (3) changes in the economy, especially in areas served by the Company's subsidiaries, (4) the impact of competition from other energy suppliers, (5) growth opportunities for the Company's regulated and diversified subsidiaries, (6) the results of financing efforts, (7) changes in the Company's accounting policies, (8) weather conditions, especially in areas served by the Company's subsidiaries, (9) performance of and marketability of the Company's investments in telecommunications companies, (10) performance of the Company's pension plan assets, (11) inflation, (12) changes in environmental regulations,
(13) volatility in commodity natural gas markets and (14) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the United States Securities and Exchange Commission (SEC). The Company disclaims any obligation to update any forward-looking statements.

COMPETITION

Electric Operations

        In South Carolina, electric restructuring efforts remain stalled, and consideration of electric restructuring legislation is unlikely in 2003. At the federal level, the House of Representatives has passed the Energy Policy Act of 2003, and the Senate is expected to approve similar legislation. Some of the more stringent provisions of this legislation, either currently included or expected to be debated in conference committee, would require that one percent of the electric energy sold by retail electric suppliers, beginning in 2005, escalating to ten percent by 2020, be generated from renewable energy resources. Renewable energy resources, as defined in the legislation, may exclude hydroelectric generation. Substantial penalties would be levied for failure to comply. Electric cooperatives and municipal utilities would be exempt from these requirements. The Company cannot predict whether such legislation will be enacted, and if it is, the conditions it would impose on utilities.

        In July 2002 the United States Federal Energy Regulatory Commission
(FERC) issued a Notice of Proposed Rulemaking (NOPR) on Standard Market Design
(SMD) which proposes sweeping changes to the country's existing regulatory framework governing transmission, open access and energy markets and will attempt, in large measure, to standardize the national energy market. If implemented, the proposed rule may have a significant impact on South Carolina Electric and Gas Company's (SCE&G) access to or cost of power for its native load customers and on SCE&G's marketing of power outside its service territory. On April 28, 2003, FERC issued a "white paper" regarding SMD which describes how the final SMD rule will differ from the NOPR. The Company is currently evaluating FERC's action to determine potential effects on SCE&G's operations. Additional directives from FERC are expected.

Gas Distribution

       Natural gas competes with electricity, propane and heating oil to serve the heating and, to a lesser extent, the other household energy needs of residential and small commercial customers. This competition is generally based on price and convenience. Large commercial and industrial customers often have the ability to switch from natural gas to an alternate fuel, such as propane or fuel oil. Natural gas competes with these alternate fuels based on price. As a result, any significant disparity between supply and demand, either of natural gas or of alternate fuels, and due either to production or delivery disruptions or other factors, will affect the price and impact the Company's ability to retain large commercial and industrial customers on a monthly basis.

Gas Transmission

        In September 2002 SCG Pipeline, Inc. (SCG) received approval from FERC to acquire an interest in an existing pipeline and to build a pipeline from Elba Island, Georgia to Jasper County, South Carolina. When operational, SCG will provide interstate transportation services for natural gas to markets in southeastern Georgia and South Carolina. SCG will transport natural gas from interconnections with Southern Natural at Port Wentworth, Georgia, and from an import terminal owned by Southern LNG at Elba Island, near Savannah, Georgia. The endpoint of SCG's pipeline will be at the site of the natural gas-fired generating station that SCE&G is building in Jasper County, South Carolina. Construction of the pipeline began in March 2003, with completion expected in the fall of 2003, at a cost of approximately $32 million.

       South Carolina Pipeline Corporation (SCPC) supplies natural gas to SCE&G, for its resale to gas distribution customers and for certain electric generation needs. Gas transmission also sells natural gas to large commercial and industrial customers in South Carolina, and it faces the same competitive pressures as gas distribution for these classes of customers.

Retail Gas Marketing

       The Georgia Public Service Commission (GPSC) continues to implement provisions of the Natural Gas Consumer's Relief Act of 2002 (the Act). Among other things, the Act created a regulated provider selected through a bidding process to serve low-income and high credit risk customers. The Act also established new service quality standards and addressed assignment of interstate assets. The GPSC is expected to finalize the new service quality standards and implement assignment of interstate assets in the summer of 2003.

        SCANA Energy, a division of SCANA Energy Marketing, Inc. which markets natural gas in Georgia's retail natural gas market, continues to serve as Georgia's regulated provider. In this capacity, SCANA Energy serves low-income customers generally at below-market rates, subsidized by Georgia's Universal Service Fund, and extends service generally at above-market rates to high credit risk customers who have been denied service by other marketers. At March 31, 2003 approximately 20,000 customers were being served by SCANA Energy under this program.

        SCANA Energy and SCANA's other natural gas distribution, transmission and marketing segments maintain gas inventory and also utilize forward contracts and financial instruments, including futures contracts and options, to manage their exposure to fluctuating commodity natural gas prices. As a part of this risk management process, at any given time, a portion of SCANA's projected natural gas needs has been purchased or otherwise placed under contract. This factor and others (e.g., the level of bad debts experienced) are, in the aggregate, used to establish retail pricing levels at SCANA Energy. As a result of the regulatory actions discussed above and other downward pricing pressures inherent in a competitive market, SCANA Energy may be unable to sustain its current levels of customers and/or pricing, thereby reducing expected margins and profitability.

LIQUIDITY AND CAPITAL RESOURCES

        The Company anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. Sales of additional equity securities may also occur. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company's ratio of earnings to fixed charges for the 12 months ended March 31, 2003 (including the effects of nonrecurring impairment charges) was 1.58.

        In January 2003 the Public Service Commission of South Carolina (SCPSC) issued an order granting SCE&G an increase in retail electric rates of 5.8% which is designed to produce additional annual revenues of approximately $70.7 million based on a test year calculation. The SCPSC authorized a return on common equity of 12.45%. The new rates were effective for service rendered on and after February 1, 2003. As a part of the order, the SCPSC extended through 2005 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, based on the level of revenues and operating expenses, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually without the approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

        The following table summarizes how the Company generated and used funds for property additions and construction expenditures during the three months ended March 31, 2003 and 2002:

-----------------------------------------------------------------------------
                                                     Three Months Ended
                                                          March 31,
Millions of dollars                                  2003           2002
--------------------------------------------------------------- -------------

Net cash provided from operating activities          $144           $181
Net cash provided from financing activities             4             85
Cash provided from sale of investments and assets       -          313
Funds used for investments                             (4)          (16)
Cash and temporary investments available at the
  beginning of the period                             397           212
Funds used for utility property additions and
  construction expenditures,
  net of noncash allowance for
  funds used during construction                      171           117
Funds used for nonutility property additions            3             2

CAPITAL TRANSACTIONS

        On January 13, 2003 SCANA retired at maturity $60 million of 6.05% medium-term notes.

        On January 23, 2003 SCE&G issued $200 million of First Mortgage Bonds having an annual interest rate of 5.80% and maturing on January 15, 2033. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

        On April 4, 2003 SCANA redeemed $100 million of floating rate medium-term notes that were set to mature August 8, 2003. The notes were bearing interest at a rate of 2.215% when redeemed.

CAPITAL PROJECTS

        In May 2002 SCE&G began construction of an 875 megawatt generation facility in Jasper County, South Carolina to supply electricity to its South Carolina customers. The facility will include three natural gas combustion-turbine generators and one steam-turbine generator. The $450 million facility is expected to begin commercial operation in mid-2004. SCG will transport natural gas to the facility.

        In October 1999 FERC mandated that SCE&G reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $275 million and be completed in 2005. Costs incurred through March 31, 2003 totaled approximately $83 million.

        In 2002 SCE&G entered into an agreement with the South Carolina Transportation Infrastructure Bank (the Bank) and the South Carolina Department of Transportation (SCDOT) that allows SCE&G to borrow funds from the Bank to construct a roadbed for SCDOT in connection with the above Lake Murray dam remediation project. The loan agreement provides for interest-free borrowings for costs incurred not to exceed $59 million, with such borrowings being repaid over ten years from the initial borrowing. At March 31, 2003 SCE&G has not borrowed under the agreement.

ENVIRONMENTAL MATTERS

        For information on environmental matters see Note 7C of Notes to Condensed Consolidated Financial Statements.

OTHER MATTERS

Nuclear Station License Extension

        In August 2002 SCE&G filed an application with the Nuclear Regulatory Commission (NRC) for a 20-year license extension for its V. C. Summer Nuclear Station (Summer Station). If approved, the extension would allow the plant to operate through 2042. SCE&G estimates that it will incur approximately $12 million in costs related to the application process. SCE&G expects the extension to be issued in mid-2004.

Telecommunications Investments

     On May 9, 2003, the Company's investment in ITC Holding Company. Inc. was sold. The sale resulted in the receipt of net after-tax cash proceeds of approximately $40 million and the receipt of an investment interest in a newly formed entity valued at approximately $15 million. A book gain, net of tax, of approximately $40 million was realized upon this sale.


                              RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                 AS COMPARED TO THE CORRESPONDING PERIOD IN 2002

         The following discussion of the Company's results of operations includes a non-GAAP measure, net earnings from operations per share, which excludes from net income (loss) (i) the cumulative effects of mandated changes in accounting principles and (ii) the effects of sales of certain investments and impairment charges related to certain investments. Management considers net earnings from operations to be a relevant measure in assessing the Company's fundamental earnings in that it provides investors with improved transparency of financial information and more meaningful comparability of period-over-period analysis.

Earnings Per Share

        Net earnings from operations (loss) per share of common stock for the three months ended March 31, 2003 and 2002 were as follows:

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31,
                                                              2003         2002
----------------------------------------------------------------------- --------

Earnings (loss) per share                                      $.75     $(2.88)
  Less:  Realized gain from sale of investment                    -        .10
         Investment impairments                                   -      (1.52)
         Cumulative effect of accounting change, net of taxes     -      (2.20)
------------------------------------------------------------------------ -------
      Net earnings from operations per share                   $.75       $.74
========================================================================= ======

        Net earnings from operations per share increased $.01 primarily due to improved electric margins of $.13 and improved gas margins of $.12. These factors were offset by higher operation and maintenance expenses of $.10, higher property taxes of $.02, higher depreciation and amortization expense of $.04, the dilutive effect of the change in shares outstanding of $.05, lower allowance for funds used during construction (AFC) of $.02 and other of $.01.

        Prior year net earnings from operations per share includes a gain of $.10 per share in connection with the sale of Deutsche Telekom AG (DTAG) shares in March 2002. In March 2002 the Company also recorded an impairment write-down of $1.52 per share related to the other than temporary decline in market value of the Company's investment in DTAG. Also, as required by SFAS 142 the Company recorded an impairment charge of $2.20 per share, effective January 1, 2002, related to the acquisition adjustment associated with Public Service Company of North Carolina, Incorporated (PSNC Energy). The charge was recorded as the cumulative effect of an accounting change.

Pension Income

        For the last several years, the market value of the Company's retirement plan (pension) assets has exceeded the total actuarial present value of accumulated plan benefits. However, pension income in the first quarter of 2003 decreased significantly compared to corresponding period in 2002 primarily as a result of a less favorable investment market. Pension income during these periods was recorded on the Company's financial statements as follows:

-------------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31,
Millions of dollars                                   2003           2002
--------------------------------------------------------------- ---------------
--------------------------------------------------------------- ---------------

Income Statement Impact:
  (Increase) decrease in employee benefit costs      $(1.0)          $3.6
  Increase in other income                              1.9           2.0
Balance Sheet Impact:
  (Increase) decrease in capital expenditures          (0.3)          1.0
  Decrease in amount due to Santee Cooper                  -          0.3
--------------------------------------------------------------- ---------------
--------------------------------------------------------------- ---------------
Total Pension Income                                   $0.6          $6.9
=============================================================== ===============

Allowance for Funds Used During Construction (AFC)

        AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 5% and 8% of income before income taxes, gains, impairments and the cumulative effect of an accounting change for the three months ended March 31, 2003 and 2002, respectively. The decrease in AFC is primarily the result of the completion of the Urquhart Station repowering project in June 2002. In addition, in January 2003 the SCPSC issued an order allowing SCE&G to include all Jasper County Generating project expenditures as of December 31, 2002 and other construction work in progress expenditures as of June 30, 2002 in electric rate base. At the time the expenditures were included in rate base, AFC was no longer calculated on those amounts. These decreases were partially offset by increased construction expenditures related to the Jasper County Generating Station project in 2003 and the Lake Murray Dam project (see discussion CAPITAL PROJECTS).

Dividends Declared

     The Company's Board of Directors declared the following dividends on common stock during 2003 :

------------------- ----------------------- --------------------- --------------
Declaration Date    Dividend Per Share      Record Date           Payment Date
------------------- ----------------------- --------------------- --------------

February 20, 2003           $.345           March 10, 2003        April 1, 2003
May 1, 2003                 $.345           June 10, 2003         July 1, 2003
------------------- ----------------------- --------------------- --------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G, South Carolina Generating Company (GENCO) and South Carolina Fuel Company (Fuel Company). Changes in the electric operations sales margins were as follows:

 ------------------------------------------------------------------------------
                                             Three Months Ended
                                                  March 31,
 Millions of dollars                   2003       2002         Change
 ------------------------------------------------------------------------------
 ------------------------------------------------------------------------------

 Operating revenues                  $336.0     $302.6    $33.4        11.0%
 Less:  Fuel used in generation        80.8       74.3       6.5        8.7%
           Purchased power             10.5        5.0       5.5        *
 ------------------------------------------------------------------
      Margin                         $244.7     $223.3    $21.4         9.6%
 ==============================================================================
*Greater than 100%

        Margin increased by $8.8 million due to the increase in retail electric base rates approved in January 2003, by $5.6 million due to more favorable weather and by $7.0 million due to customer growth. Fuel used in generation increased primarily due to completion of the Urquhart Station repowering project in June 2002. Purchased power increased due to several planned outages at steam plants during the first quarter of 2003.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy. Changes in the gas distribution sales margins, including transactions with affiliates, were as follows:

-------------------------------------------------------------------------------
                                              Three Months Ended
                                                  March 31,
Millions of dollars                2003        2002             Change
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Operating revenues                   $343.3      $241.0   $102.3      42.4%
Less: Gas purchased for resale        231.5       140.1      91.4     65.2%
--------------------------------------------------------------------
     Margin                          $111.8      $100.9    $10.9      10.8%
===============================================================================

        Margin increased primarily due to increased customer growth at PSNC Energy (3.5%) and SCE&G (2.0%), increased recovery of environmental remediation expenses of $1.3 million (offset in operations and maintenance) and more favorable weather.

Gas Transmission

        Gas Transmission is comprised of the operations of SCPC. Changes in the gas transmission sales margins, including transactions with affiliates, were as follows:

-------------------------------------------------------------------------------
                                              Three Months Ended
                                                  March 31,
Millions of dollars                   2003        2002             Change

Operating revenues                   $192.4      $128.1    $64.3      50.2%
Less: Gas purchased for resale        179.4       128.5      50.9     39.6%
--------------------------------------------------------------------
     Margin                           $13.0      $(0.4)    $13.4        *
===============================================================================
*Greater than 100%

        Margin increased primarily due to the favorable competitive position of natural gas relative to alternate fuels.

Retail Gas Marketing

        Retail Gas Marketing is comprised of SCANA Energy. Retail Gas Marketing revenues and net income, were as follows:

------------------------------------------------------------------------------
                                                Three Months Ended
                                                    March 31,
Millions of dollars                     2003       2002          Change
------------------------------------------------------------------------------

Operating revenues                     $183.7     $156.2    $27.5     17.6%
Net income (loss)                         13.2       13.7            (3.6%)
                                                            (0.5)
==============================================================================

        Operating revenues increased primarily as a result of the increase in average retail price and higher volumes. Net income decreased slightly primarily due to higher interest expense of $0.3 million and higher operating expense of $0.6 million partially offset by higher margins of $0.6 million.

Energy Marketing

        Energy Marketing is comprised of the Company's non-regulated marketing operations, excluding SCANA Energy. Changes in energy marketing operating revenues, including transactions with affiliates, and net loss were as follows:

------------------------------------------------------------------------------
                                                Three Months Ended
                                                    March 31,
Millions of dollars                     2003      2002          Change
------------------------------------------------------------------------------

Operating revenues                       $122.4    $67.8   $54.6     80.5%
Net loss                                  (1.8)    (1.0)    (0.8)    (80.0%)
==============================================================================

        Operating revenues increased primarily as a result of the increase in commodity natural gas prices. Net loss increased primarily as a result of lower margins of $2.6 million partially offset by lower interest and bad debt expense of $1.5 million.

Other Operating Expenses

        Changes in other operating expenses were as follows:

------------------------------------------------------------------------------
                                                Three Months Ended
                                                    March 31,
Millions of dollars                     2003      2002          Change
------------------------------------------------------------------------------

Other operation and maintenance          $144.1   $126.4   $17.7     14.0%
Depreciation and amortization              59.9     53.8      6.1    11.3%
Other taxes                                34.5     31.2     3.3     10.6%
-------------------------------------------------------------------
Total                                    $238.5   $211.4   $27.1     12.8%
==============================================================================

        Other operation and maintenance expenses increased primarily due to reduced pension income of $4.6 million, increased labor and benefits costs of $5.3 million, increased healthcare cost of $2.4 million, increased amortization of environmental costs of $1.3 million and increased other operating expenses for electric generation and transmission of $5.6 million. Depreciation and amortization increased by $3.6 million due to normal net property changes and by $2.5 million due to the completion of the Urquhart Station repowering project in June 2002. Other taxes increased primarily due to increased property taxes.

Other Income (Loss)

        Other income, including AFC, increased primarily due to changes related to the gain on sale of investments and assets and the impairment of investments as discussed at Earnings Per Share partially offset by a reduction in AFC due to the SCPSC order allowing SCE&G to include all Jasper County Generating project expenditures as of December 31, 2002 and other construction work in progress expenditures as of June 30, 2002 in electric rate base.

Interest Expense

      Interest expense decreased due to lower interest rates ($1.8 million), partially offset by $0.6 million due to increased debt and lower AFC.

Income Taxes

      Income taxes increased primarily as a result of changes in Other Income
(Loss) as discussed at Earnings Per Share.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      All financial instruments held by the Company described below are held for purposes other than trading.

      Interest rate risk - The table below provides information about long-term debt issued by the Company and other financial instruments that are sensitive to changes in interest rates. For debt obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the figures shown reflect notional amounts and related maturities. Fair values for debt and swaps represent quoted market prices.

As of March 31, 2003                                          Expected Maturity Date
--------------------                                          ----------------------
Millions of dollars
                                                                                         There-                   Fair
Liabilities                              2003     2004      2005      2006      2007      after      Total        Value
--------------------------------------- -------- -------- --------- --------- --------- ---------- ---------- --------------
--------------------------------------- -------- -------- --------- --------- --------- ---------- ---------- --------------

Long-Term Debt:
Fixed Rate ($)                           252.9    202.1    197.0     177.3       71.3    2,374.2    3,274.8      3,467.0
Average Fixed Interest Rate (%)           7.55     7.51      7.37      8.52      6.94        6.65      6.92
Variable Rate ($)                        100.0    150.0                                               250.0         249.3
Average Variable Interest Rate (%)        2.22     1.97                                                2.07

Interest Rate Swaps:
Pay Variable/Receive Fixed ($)              7.5     57.5      3.2       3.2      28.2      241.0      340.6         11.69
  Average Pay Interest Rate (%)           6.07      5.97     4.48      4.48      4.44       2.96       3.69
  Average Receive Interest Rate (%)       9.47     7.70      8.75      8.75      7.11       6.21       6.65

     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

     At March 31, 2003 the Company held investments in the 12% senior unsecured notes (due 2009) of a telecommunications company, the cost basis of which, including accrued interest, is approximately $45 million. As these notes are not actively traded, determination of their fair value is not practicable.

     Commodity price risk - The following table provides information about the Company's financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 mmbtu. Fair value represents quoted market prices.

As of March 31, 2003
Millions of dollars, except weighted average settlement price and strike price

Natural Gas Derivatives:         Expected Maturity in 2003         Expected Maturity in 2004           Expected Maturity in 2005
----------------------------
---------------------------- ----------- ---------- ----------- ----------- ---------- ---------- ------------ ------------ --------
                             Settlement  Contract      Fair     Settlement  Contract     Fair     Settlement    Contract      Fair
                             Price (a)    Amount      Value     Price (a)    Amount      Value     Price (a)     Amount       Value
Futures Contracts:
  Long($)                       5.12       12.3        12.8        4.74        3.1        3.1        4.30          2.7         2.7
  Short($)                      5.10        1.6         2.0         -           -          -           -            -           -

                               Strike                Contract
                                Price                 Amount
                                (a)
Options:
  Purchased call (long)($)      5.08                    9.4
  Sold call (short) ($)         3.94                    1.8
---------------------------- ----------- ---------- ----------- -------------- ------------ ----------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

(a)  Weighted average

        The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. See Note 6 of Notes to Condensed Consolidated Financial Statements.

        The NYMEX futures information above includes those financial positions of both Energy Marketing and SCPC. Certain derivatives that SCPC utilizes to hedge its gas purchasing activities are recoverable through its weighted average cost of gas calculation. SCPC's tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of SCPC's hedging activities are to be included in the PGA. The offset to the change in fair value of these derivatives is recorded as a current asset or liability.

     Beginning in January 2003, PSNC Energy initiated a hedging program for gas purchasing activities using NYMEX futures and options. PSNC Energy's tariffs include a provision for the recovery of actual gas costs incurred. PSNC Energy will include the offset to the change in fair value of derivatives acquired as part of its hedging program in deferred accounts for the over or under recovery of gas costs. PSNC Energy will seek approval of this accounting and cost recovery treatment from the North Carolina Utilities Commission (NCUC) during the annual review of its gas purchasing practices in 2003. The offset to the change in fair value of these derivatives will be recorded as a regulatory asset or liability.

         Equity price risk - Investments in telecommunications companies' equity securities (excluding preferred stock with significant debt characteristics) are carried at market value or, if market value is not readily determinable, at cost. The carrying value of the Company's investments in such securities totaled $108.7 million at March 31, 2003. A temporary decline in value of ten percent would result in a $10.9 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of Other Comprehensive Income (Loss). An other than temporary decline in value of ten percent would result in a $10.9 million reduction in fair value and a corresponding adjustment to net income, net of tax effect.

Item 4.  Controls and Procedures

         As of March 31, 2003 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that as of March 31, 2003 the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                FINANCIAL SECTION

Item 1.  Financial Statements

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                     March 31,   December 31,
Millions of dollars                                    2003         2002
--------------------------------------------------------------------------------
Assets

Utility Plant:
    Electric                                           5,031       $4,934
    Gas                                                  442          439
    Other                                                186          184
--------------------------------------------------------------------------------
        Total                                          5,659        5,557
    Accumulated depreciation and amortization         (1,960)      (1,912)
--------------------------------------------------------------------------------
        Total                                          3,699         3,645
    Construction work in progress                        684           604
    Nuclear fuel, net of accumulated amortization         32            38
--------------------------------------------------------------------------------
        Utility Plant, Net                             4,415         4,287
--------------------------------------------------------------------------------

Nonutility Property and Investments, Net                  26            25
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Current Assets:
    Cash and temporary investments                        68             79
    Receivables                                          247            245
    Receivables - affiliated companies                     2              2
    Inventories (at average cost):
        Fuel                                              37             48
        Materials and supplies                            51             53
        Emission allowances                                9             10
    Prepayments                                           20             24
--------------------------------------------------------------------------------
        Total Current Assets                             434            461
--------------------------------------------------------------------------------

Deferred Debits:
    Environmental                                         14             18
    Nuclear plant decommissioning                          -             87
    Assets held in trust, net - nuclear
      decommissioning                                     50              -
    Pension asset, net                                   266            265
    Due from affiliates - pension
      and postretirement benefits                         19             18
    Due from affiliates                                   51             36
    Other regulatory assets                              257            244
    Other                                                115            111
--------------------------------------------------------------------------------
        Total Deferred Debits                            772            779
--------------------------------------------------------------------------------
            Total                                     $5,647          $5,552
================================================================================

--------------------------------------------------------------------------------
                                                     March 31,      December 31,
Millions of dollars                                     2003           2002
--------------------------------------------------------------------------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                      $1,976         $1,966
    Preferred stock (Not subject to purchase
      or sinking funds)                                  106            106
--------------------------------------------------------------------------------
        Total Stockholders' Investment                  2,082           2,072
Preferred Stock, net (Subject to purchase
   or sinking funds)                                        9              9
Company-Obligated Mandatorily Redeemable
  Preferred Securities of the Company's
  Subsidiary Trust, SCE&G Trust I, holding
  solely $50 million principal amount
    of 7.55%
    Junior Subordinated Debentures of SCE&G, due 202        50              50
Long-Term Debt, net                                     1,733           1,534
--------------------------------------------------------------------------------
          Total Capitalization                          3,874           3,665
--------------------------------------------------------------------------------

Current Liabilities:
    Short-term borrowings                                  114            178
    Current portion of long-term debt                      144             144
    Accounts payable                                        94             132
    Accounts payable - affiliated companies                 74              69
    Customer deposits                                       23              22
    Taxes accrued                                           53              93
    Interest accrued                                         35             31
    Dividends declared                                       37             42
    Deferred income taxes, net                                9             12
    Other                                                    25             37
--------------------------------------------------------------------------------
          Total Current Liabilities                        608            760
--------------------------------------------------------------------------------

Deferred Credits:
    Deferred income taxes, net                             613            610
    Deferred investment tax credits                        108            108
    Reserve for nuclear plant decommissioning                 -             87
    Asset retirement obligation - nuclear plant            113               -
    Due to affiliates - pension and
     postretirement benefits                                16              17
    Postretirement benefits                                134            131
    Regulatory liabilities                                 115             109
    Other                                                   66              65
--------------------------------------------------------------------------------
          Total Deferred Credits                        1,165           1,127
--------------------------------------------------------------------------------
                Total                                  $5,647         $5,552
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                 March 31,
Millions of dollars                                       2003             2002
--------------------------------------------------------------------------------

Operating Revenues:
    Electric                                              $338        $304
    Gas                                                     140        107
--------------------------------------------------------------------------------
        Total Operating Revenues                            478        411
--------------------------------------------------------------------------------

Operating Expenses:
    Fuel used in electric generation                         69          55
    Purchased power (including affiliated purchases)         32          33
    Gas purchased for resale                                100          73
    Other operation and maintenance                         101          83
    Depreciation and amortization                            47          42
    Other taxes                                              30          26
--------------------------------------------------------------------------------
        Total Operating Expenses                            379        312
--------------------------------------------------------------------------------

Operating Income                                             99          99

Other Income, Including Allowance for Equity Funds
      Used During Construction of $4 and $6                    6          9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Income Before Interest Charges, Income Taxes and
    Preferred Stock Dividends                               105        108
Interest Charges,  Net of Allowance for Borrowed
    Funds Used During Construction of $2 and  $4              32        28
Dividend Requirement of Company -
    Obligated Mandatorily Redeemable Preferred Securities      1          1
--------------------------------------------------------------------------------

Income Before Income Taxes and Preferred Stock Dividends      72        79
Income Taxes                                                  25        27
--------------------------------------------------------------------------------

Net Income                                                    47        52
Preferred Stock Cash Dividends Declared (At stated rates)      2          2
--------------------------------------------------------------------------------
Earnings Available for Common Stockholder                   $45        $50
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31,
Millions of dollars                                          2003          2002
--------------------------------------------------------------------------------

Cash Flows From Operating Activities:
    Net income                                                    $47       $52
      Adjustments to reconcile net income to net
        cash provided from operating activities:
          Depreciation and amortization                            47        42
          Amortization of nuclear fuel                              6         5
          Allowance for funds used during construction             (6)      (10)
          Over (under) collections, fuel adjustment clauses        22         7
          Changes in certain assets and liabilities:
              (Increase) decrease in receivables                   (2)       (7)
              (Increase) decrease in inventories                   14        (8)
              (Increase) decrease in prepayments                    4        (5)
              (Increase) decrease in pension asset                 (1)       (7)
              (Increase) decrease in other regulatory assets        -         1
              Increase (decrease) in deferred income taxes, net     -        23
              Increase (decrease) in other regulatory liabilitie    9        10
              Increase (decrease) in postretirement benefits        3         2
              Increase (decrease) in accounts payable             (33)      (20)
              Increase (decrease) in taxes accrued                (40)      (60)
              Increase (decrease) in interest accrued               4         5
          Changes in other assets                                 (14)      (13)
          Changes in other liabilities                             (5)        8
--------------------------------------------------------------------------------
       Net Cash Provided From Operating Activities                 55        25
--------------------------------------------------------------------------------

Cash Flows From Investing Activities:
    Utility property additions and construction expenditures,
     net of AFC                                                  (139)     (103)
    Proceeds from sales of assets                                   -         1
    Investment in affiliate                                       (15)        1
    Investments                                                    (4)       (1)
--------------------------------------------------------------------------------
       Net Cash Used For Investing Activities                    (158)     (102)
--------------------------------------------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from issuance of First Mortgage Bonds               198       295
     Repayments:
          First and Refunding Mortgage Bonds                        -      (104)
          Other long-term debt                                      -        (1)
     Dividends and distributions:
          Common stock                                            (40)      (40)
          Preferred stock                                          (2)       (2)
     Short-term borrowings, net                                   (64)      (67)
--------------------------------------------------------------------------------
       Net Cash Provided From Financing Activities                 92        81
--------------------------------------------------------------------------------

Net Increase (Decrease) In Cash and Temporary Investments         (11)        4
Cash and Temporary Investments, January 1                          79        57
--------------------------------------------------------------------------------
Cash and Temporary Investments, March 31                          $68       $61
================================================================================
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized
                     interest of $2 and $4)                       $28       $54
                           - Income taxes                           -         3


See Notes to Condensed Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

       The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature which are necessary for a fair statement of the results for the interim periods reported.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of March 31, 2003, approximately $271 million and $115 million of regulatory assets and liabilities, respectively, as shown below.

                                                        March 31,  December 31,
Millions of dollars                                        2003        2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Accumulated deferred income taxes, net                      $86         $86
Under-collections - electric fuel
  and gas cost adjustment clauses                             28          50
Deferred environmental remediation costs                      14          18
Asset Retirement Obligation - nuclear decommissioning         36           -
Deferred non-conventional fuel tax benefits, net             (45)        (40)
Storm damage reserve                                         (33)        (32)
Franchise agreements                                          65          65
Other                                                          5           5
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total                                                      $156        $152
================================================================================

         Accumulated deferred income taxes represent deferred income tax liabilities applicable to utility operations that have not been reflected in customer rates for which future recovery is probable, offset by deferred income tax assets, which will be reflected in customer rates as a result of reduced revenue requirements due to the amortization of deferred investment tax credits.

         Under-collections - fuel adjustment clauses represent amounts under-collected from customers pursuant to the fuel adjustment clause (electric customers) or gas cost adjustment clause (gas customers) as approved by the Public Service Commission of South Carolina (SCPSC) during annual hearings.

         Deferred environmental remediation costs represent costs associated with the assessment and clean up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by the Company are being recovered through rates, and such costs, totaling approximately $14 million, are expected to be fully recovered by the end of 2005.

         Asset Retirement Obligation - nuclear decommissioning represents the regulatory asset associated with the legal obligation of decommissioning and dismantling V. C. Summer Nuclear Station (Summer Station) as required in SFAS 143, "Accounting for Asset Retirement Obligations." (See Note 1B).

        Deferred non-conventional fuel tax benefits represent the deferral of partnership losses and other expenses, offset by the accumulated deferred income tax credits associated with two of the Company's partnerships involved in converting coal to alternate fuel. Under a plan approved by the SCPSC, any net tax credits generated from non-conventional fuel produced and consumed by the Company and ultimately passed through to the Company have been and will be deferred and will be applied to offset the capital costs of projects required to comply with legislative or regulatory actions.

         The storm damage reserve represents an SCPSC approved reserve account capped at $50 million to be collected through rates over a ten-year period. The accumulated storm damage reserve can be applied to offset actual storm damage costs in excess of $2.5 million in a calendar year.

         Franchise agreements represent costs associated with the 30-year electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. These amounts are not earning a return, but are being amortized through cost of service over the next 15 years.

         The SCPSC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other items represent costs which are not yet approved for recovery by the SCPSC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. However, ultimate recovery is subject to SCPSC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

B.       New Accounting Standards

         The Company adopted SFAS 143 effective January 1, 2003. SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets (ARO) and requires the Company to recognize, as a liability, the fair value of an ARO in the period in which it is incurred and to accrete the liability to its present value in future periods. As of December 31, 2002, prior to the adoption of SFAS 143, the Company carried deferred debits and deferred credits each totaling approximately $87 million related to the decommissioning and dismantling of Summer Station and the funding thereof. Effective January 1, 2003, in connection with the measurement of the ARO upon the adoption of SFAS 143, the amounts reflected within these regulatory assets and liabilities were recharacterized.

     The following  table presents such  recharacterized  amounts related to the
decommissioning obligation  and  the  funding   thereof  as  recorded  in  the
consolidated balance sheet as of March 31, 2003 and the pro forma amounts that would have been recorded as of December 31, 2002 had SFAS 143 been adopted at the beginning of 2002.

                                                      As of
                                              March 31,    December 31,
                                                2003          2002
                                               Actual       Proforma
Assets:
Within electric plant                             $40          $40
Within accumulated depreciation                   (13)         (13)
Assets held in trust (net) - nuclear
  decommissioning                                  50           50
Within other regulatory assets                     36           34
                                             ------------ -------------
                                             ------------ -------------
     Total                                      $113          $111
                                             ============ =============
                                             ============ =============

Liabilities:
 Asset retirement obligation - nuclear
    plant decommissioning                        $113         $111
                                             ============ =============

         Proforma net income (loss) for periods prior to the adoption of SFAS 143 would not differ from amounts actually recorded during these periods.

        In addition to the ARO for Summer Station, the Company believes that there is legal uncertainty as to the existence of environmental obligations associated with certain transmission and distribution properties. The Company believes that any ARO related to this type of property would be insignificant and, due to the indeterminate life of the related assets, an ARO could not be reasonably estimated.

        The Company adopted SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective January 1, 2003. The provisions of SFAS 145, among other things, discontinue treatment of gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion (APB) 30. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 145.

        The Company adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 146.

C.      Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2003.

2. RATE AND OTHER REGULATORY MATTERS

        Electric

        In January 2003 the SCPSC issued an order granting SCE&G an increase in retail electric rates of 5.8% which is designed to produce additional annual revenues of approximately $70.7 million based on a test year calculation. The SCPSC authorized a return on common equity of 12.45%. The new rates were effective for service rendered on and after February 1, 2003. As a part of the order, the SCPSC extended through 2005 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, based on the level of revenues and operating expenses, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually, without the approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

        In May 2002 the SCPSC issued an order approving SCE&G's request to increase the fuel component of rates charged to electric customers from 1.579 cents per KWh to 1.722 cents per KWh. The increase reflects higher fuel costs projected for the period May 2002 through April 2003. The increase also provided continued recovery for under-collected actual fuel costs through April 2001, including short-term purchased power costs necessitated by outages at two of SCE&G's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002. The Consumer Advocate of South Carolina appealed to the South Carolina Circuit Court (Circuit Court) the portion of the SCPSC's order related to the recovery of certain purchased power costs. The appeal is still pending.

        In January 2003, in conjunction with the approval of the above retail rate increase, the SCPSC approved SCE&G's request to reduce the fuel component to 1.678 cents per KWh. This reduction was effective for service rendered on and after February 1, 2003. In April 2003 the SCPSC issued an order approving SCE&G's request to maintain the fuel cost component of rates at 1.678 cents per KWh, effective May 1, 2003. The SCPSC also reaffirmed the prudence of SCE&G's purchasing practices and recognized the efficiency of SCE&G's electric generating plants; however, it deferred action on the recovery of certain purchased power costs pending the appeal to the Circuit Court of the SCPSC's May 2002 order.

        Gas

        The Company's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by the Company.

        The Company's cost of gas component in effect during the period January 1, 2002 through March 31, 2003 was as follows:

Rate Per Therm   Effective Date         Rate Per Therm   Effective Date

     $.728       January-February 2003        $.596      January-October 2002
     $.928       March 2003                   $.728      November-December 2002

        The SCPSC allows the Company to recover, through a billing surcharge to its gas customers, the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been recorded in deferred debits. In October 2002, as a result of the annual review, the SCPSC reaffirmed the Company's billing surcharge of 3.0 cents per therm, which is intended to provide for the recovery, prior to the end of the year 2005, of the balance remaining at March 31, 2003 of $13.6 million.

3. LONG-TERM DEBT

        On January 23, 2003 the Company issued $200 million of First Mortgage Bonds having an annual interest rate of 5.80% and maturing on January 15, 2033. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

4. RETAINED EARNINGS

        The Company's Restated Articles of Incorporation contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At March 31, 2003 approximately $41.5 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

5. COMMITMENTS AND CONTINGENCIES

        Reference is made to Note 11 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Commitments and Contingencies at March 31, 2003 include the following:

A.      Lake Murray Dam Reinforcement

        In October 1999 the United States Federal Energy Regulatory Commission
(FERC) mandated that the Company reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $275 million and be completed in 2005. Costs incurred through March 31, 2003 totaled approximately $83 million.

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

       The Price-Anderson Indemnification Act expired in August 2002, but is expected to renew with only modest changes in 2003. This has no impact on the Company at present due to the "grandfathered" status of existing licensees that are covered under the past act until such time as it is renewed.

       The Company currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, the Company's portion of the retrospective premium assessment would not exceed $15.5 million.

       To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that the Company's rates would not recover the cost of any purchased replacement power, the Company will retain the risk of loss as a self-insurer. The Company has no reason to anticipate a serious nuclear incident at Summer Station. If such an incident were to occur, it would have a material adverse impact on the Company's results of operations, cash flows and financial position.

C.     Environmental

       The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate solely to regulated operations.

       At the Company, site assessment and cleanup costs are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $13.6 million at March 31, 2003. The deferral includes the estimated costs associated with the following matters.

       The Company owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. The site is currently being remediated for benzene contamination in the intermediate aquifer on surrounding properties. SCE&G anticipates that the remaining remediation activities will be completed in 2003, with certain monitoring and retreatment activities continuing until 2007. As of March 31, 2003, the Company has spent approximately $18.6 million to remediate the Calhoun Park site. Total remediation costs are estimated to be $21.9 million.

       The Company owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. The Company is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. The Company anticipates that major remediation activities for these three sites will be completed before 2006. The Company has spent approximately $2.3 million related to these sites, and expects to spend an additional $5.8 million.

       In addition, in March 2003 the Company signed a consent agreement with DHEC related to a site formerly owned by the Company. The estimated cost for remediation of this site has not been finalized but it is not expected to be material.

  6. SEGMENT OF BUSINESS INFORMATION

        The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, net income is not allocated to the Electric Operations and Gas Distribution segments. Accumulated depreciation is not assignable to Electric Operations and Gas Distribution segments. Intersegment revenues were not significant.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

-------------------------------------------- ---------------- -----------------
          Three months ended    External        Operating         Segment
            March 31, 2003       Revenue      Income (Loss)        Assets
-------------------------------------------- ---------------- -----------------

Electric Operations               $338             $81             $5,673
Gas Distribution                   140              18                 449
All Other                             -               -                  -
Adjustments/Eliminations               -              -               (475)
-------------------------------------------- ---------------- -----------------
-------------------------------------------- ---------------- -----------------
Consolidated Total                $478             $99             $5,647
============================================ ================ =================


------------------------------------------- ---------------- -----------------
          Three months ended   External        Operating         Segment
            March 31, 2002      Revenue      Income (Loss)        Assets
------------------------------------------- ---------------- -----------------

Electric Operations              $304             $84             $5,124
Gas Distribution                   107             16                 431
All Other                             -              -                   -
Adjustments/Eliminations              -             (1)              (496)
------------------------------------------- ---------------- -----------------
------------------------------------------- ---------------- -----------------
Consolidated Total               $411             $99             $5,059
=========================================== ================ =================

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company's (SCE&G) Annual Report on Form 10-K for the year ended December 31, 2002.

         Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy, especially in SCE&G's service territory, (4) the impact of competition from other energy suppliers, (5) growth opportunities, (6) the results of financing efforts, (7) changes in SCE&G's accounting policies, (8) weather conditions, especially in areas served by SCE&G, (9) performance of SCANA Corporation's pension plan assets and the impact on SCE&G's results of operations, (10) inflation, (11) changes in environmental regulations and (12) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the United States Securities and Exchange Commission (SEC). SCE&G disclaims any obligation to update any forward-looking statements.

COMPETITION

Electric Operations

        In South Carolina, electric restructuring efforts remain stalled, and consideration of electric restructuring legislation is unlikely in 2003. At the federal level, the House of Representatives has passed the Energy Policy Act of 2003, and the Senate is expected to approve similar legislation. Some of the more stringent provisions of this legislation, either currently included or expected to be debated in conference committee, would require that one percent of the electric energy sold by retail electric suppliers, beginning in 2005, escalating to ten percent by 2020, be generated from renewable energy resources. Renewable energy resources, as defined in the legislation, may exclude hydroelectric generation. Substantial penalties would be levied for failure to comply. Electric cooperatives and municipal utilities would be exempt from these requirements. The Company cannot predict whether such legislation will be enacted, and if it is, the conditions it would impose on utilities.

        In July 2002 the United States Federal Energy Regulatory Commission
(FERC) issued a Notice of Proposed Rulemaking (NOPR) on Standard Market Design
(SMD) which proposes sweeping changes to the country's existing regulatory framework governing transmission, open access and energy markets and will attempt, in large measure, to standardize the national energy market. If implemented, the proposed rule may have a significant impact on SCE&G's access to or cost of power for its native load customers and on SCE&G's marketing of power outside its service territory. On April 28, 2003, FERC issued a "white paper" regarding SMD which describes how the final SMD rule will differ from the NOPR. SCE&G is currently evaluating FERC's actions to determine potential effects on SCE&G's operations. Additional directives from FERC are expected.

Gas Distribution

        Natural gas competes with electricity, propane and heating oil to serve the heating and, to a lesser extent, the other household energy needs of residential and small commercial customers. This competition is generally based on price and convenience. Large commercial and industrial customers often have the ability to switch from natural gas to an alternate fuel, such as propane or fuel oil. Natural gas competes with these alternate fuels based on price. As a result, any significant disparity between supply and demand, either of natural gas or of alternate fuels, and due either to production or delivery disruptions or other factors, will affect the price and impact SCE&G's ability to retain large commercial and industrial customers on a monthly basis.

LIQUIDITY AND CAPITAL RESOURCES

        SCE&G's cash requirements arise primarily from its operational needs, funding its construction program and payment of dividends to SCANA. The ability of SCE&G to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon its ability to attract the necessary financial capital on reasonable terms. SCE&G recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and SCE&G continues its ongoing construction program, SCE&G expects to seek increases in rates. SCE&G's future financial position and results of operations will be affected by its ability to obtain adequate and timely rate and other regulatory relief, if requested.

        In January 2003 the Public Service Commission of South Carolina (SCPSC) issued an order granting SCE&G an increase in retail electric rates of 5.8% which is designed to produce additional annual revenues of approximately $70.7 million based on a test year calculation. The SCPSC authorized a return on common equity of 12.45%. The new rates were effective for service rendered on and after February 1, 2003. As a part of the order, the SCPSC extended through 2005 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, based on the level of revenues and operating expenses, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually without the approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

        The following table summarizes how SCE&G generated and used funds for property additions and construction expenditures during the three months ended March 31, 2003 and 2002:

-----------------------------------------------------------------------------
                                                     Three Months Ended
                                                          March 31,
Millions of dollars                                   2003          2002
---------------------------------------------------------------- ------------

Net cash provided from operating activities            $55            $25
Net cash provided from financing activities             92             81
Funds used for investments                              (4)           (1)
Cash and temporary cash investments
  available at the beginning of the period              79            57

Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                         139            103

        SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. SCE&G's ratio of earnings to fixed charges for the 12 months ended March 31, 2003 was 3.37.

CAPITAL TRANSACTIONS

        On January 23, 2003 SCE&G issued $200 million of First Mortgage Bonds having an annual interest rate of 5.80% and maturing January 15, 2033. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

CAPITAL PROJECTS

        In May 2002 SCE&G began construction of an 875 megawatt generation facility in Jasper County, South Carolina to supply electricity to its South Carolina customers. The facility will include three natural gas combustion-turbine generators and one steam-turbine generator. The $450 million facility is expected to begin commercial operation in mid-2004, and SCG Pipeline, Inc., an affiliate, will transport natural gas to the facility.

        In October 1999 FERC mandated that SCE&G reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $275 million and be completed in 2005. Costs incurred through March 31, 2003 totaled approximately $83 million.

        In 2002 SCE&G entered into an agreement with the South Carolina Transportation Infrastructure Bank (the Bank) and the South Carolina Department of Transportation (SCDOT) that allows SCE&G to borrow funds from the Bank to construct a roadbed for SCDOT in connection with the above Lake Murray dam remediation project. The loan agreement provides for interest-free borrowings for costs incurred not to exceed $59 million, with such borrowings being repaid over ten years from the initial borrowing. At March 31, 2003 SCE&G has not yet borrowed under the agreement.

Environmental Matters

        For information on environmental matters see Note 5C of Notes To Condensed Consolidated Financial Statements.

Other Matters

Nuclear Station License Extension

        In August 2002 SCE&G filed an application with the Nuclear Regulatory Commission (NRC) for a 20-year license extension for its V. C. Summer Nuclear Station (Summer Station). If approved, the extension would allow the plant to operate through 2042. SCE&G estimates that it will incur approximately $12 million in costs related to the application process. SCE&G expects the extension to be granted in mid-2004.

Off-Balance Sheet Arrangement

        During the formation of South Carolina Generating Company, Inc. (GENCO) (a wholly owned subsidiary of SCANA) in 1994, SCE&G's $36 million Berkeley County Pollution Control Facilities Revenue Bonds (Berkeley Bonds) were transferred to GENCO. SCANA is a guarantor of the Berkeley Bonds. In addition, holders of Berkeley Bonds may have recourse against SCE&G in the event of default by GENCO.

                              RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                 AS COMPARED TO THE CORRESPONDING PERIOD IN 2002

Net Income

        Net income for the three months ended March 31, 2003 and 2002 was as follows:

------------------------------ -------------------------------------
                                Three Months Ended
                                     March 31,
Millions of dollars               2003     2002       Change
------------------------------ ---------- -------- -----------------

Net income                       $47.0     $52.0    ($5.0)   (9.6%)
------------------------------ ---------- -------- -------- --------

       Net income decreased primarily due to higher operation and maintenance expense of $16.8 million, higher depreciation expense of $5.7 million, higher interest expense of $2.6 million, higher property taxes of $3.3 million and lower AFC of $3.3 million, which were partially offset by higher electric margins of $20.9 million and higher gas margins of $5.5 million.

Pension Income

        For the last several years, the market value of SCE&G's retirement plan (pension) assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income for the first quarter of 2003 decreased significantly compared to corresponding periods in 2002 primarily as a result of a less favorable investment market. Pension income during these periods was recorded on SCE&G's financial statements as follows:

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
Millions of dollars                                    2003           2002
---------------------------------------------------------------- ---------------
---------------------------------------------------------------- ---------------

Income Statement Impact:
  (Increase) Decrease in employee benefit costs       $(0.7)          $3.4
  Increase in other income                               2.0           2.0
Balance Sheet Impact:
  (Increase) Decrease in capital expenditures           (0.2)          1.0
  (Increase) Decrease in amount due to Santee Cooper        -          0.3
---------------------------------------------------------------- ---------------
---------------------------------------------------------------- ---------------
Total Pension Income                                    $1.1          $6.7
================================================================ ===============

Allowance for Funds Used During Construction (AFC)

        AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 8% and 12% of income before income taxes for the three months ended March 31, 2003 and 2002, respectively. The decrease in AFC is primarily the result of the completion of the Urquhart Station repowering project in June 2002. In addition, in January 2003 the SCPSC issued an order allowing SCE&G to include all Jasper County Generating project expenditures as of December 31, 2002 and other construction work in progress expenditures as of June 30, 2002 in electric rate base. At the time the expenditures were included in rate base, AFC was no longer calculated on those amounts. These decreases were partially offset by increased construction expenditures related to the Jasper County Generating Station project in 2003 and the Lake Murray Dam project (see discussion at CAPITAL PROJECTS).

Dividends Declared

        SCE&G's Board of Directors declared the following dividends on common stock held by SCANA during 2003:

-------------------- ------------------ ------------------ ---------------------
Declaration Date     Amount             Quarter Ended      Payment Date
-------------------- ------------------ ------------------ ---------------------

February 20, 2003    $35.3 million      March 31, 2003     April 1, 2003
May 1, 2003          $36.5 million      June 30, 2003      July 1, 2003
-------------------- ------------------ ------------------ ---------------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G and South Carolina Fuel Company. Changes in the electric operations sales margins were as follows:

  -------------------------------------------------------------------------
                                           Three Months Ended
                                                March 31,
  Millions of dollars               2003     2002            Change
  --------------------------------------- ----------- ---------------------

  Operating Revenues              $337.4    $304.3      $33.1     10.9%
  Less:  Fuel used in generation    69.1       55.4      13.7     24.7%
            Purchased power         31.4       32.9     (4.6%)    (1.5)
  --------------------------------                    ---------
                                  ------- -----------
       Margin                     $236.9    $216.0     $20.9        9.7%
  ======================================= =========== ========= ===========

        Margin increased by $8.8 million due to the increase in retail electric base rates approved in January 2003, by $5.6 million due to more favorable weather and by $7.0 million due to customer growth. Fuel used in generation increased primarily due to completion of the Urquhart Station repowering project in June 2002. Purchased power increased due to several steam plant planned outages during the first quarter of 2003.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G. Changes in the gas distribution sales margins were as follows:

  -------------------------------------- --------------------------------------
                                             Three Months Ended
                                                  March 31,
  Millions of dollars                 2003     2002            Change
  ----------------------------------------- ----------- ---------------------

  Operating Revenues                $140.1    $107.1     $33.0      30.8%
  Less:  Gas purchased for resale    100.2       72.7      27.5     37.8%
  ----------------------------------                    ---------
                                    ------- -----------
  Margin                             $39.9     $34.4       $5.5     16.0%
  ========================================= =========== ========= ===========

        Margin increased primarily due to increased recovery of environmental remediation expenses of $1.3 million (offset in operations and maintenance) and increased customer growth of 2%.

Other Operating Expenses

        Changes in other operating expenses were as follows:

  ---------------------------------------------------------------------------
                                             Three Months Ended
                                                  March 31,
  Millions of dollars                 2003     2002            Change
  ----------------------------------------- ----------- ---------------------

  Other operation  and maintenance  $100.9     $82.8       $18.1  21.9%
  Depreciation and amortization       47.3       41.5        5.8  14.0%
  Other taxes                         29.9       26.5        3.4  12.8%
  ----------------------------------                    ---------
                                    ------- -----------
  Total                             $178.1    $150.8       $27.3  18.1%
  ========================================= =========== ========= ===========

        Other operation and maintenance expenses increased primarily due to reduced pension income of $4.0 million, increased labor and benefits costs of $2.9 million, increased healthcare cost of $2.4 million, increased amortization of environmental costs of $1.3 million and increased other operating expenses for electric generation and transmission of $5.6 million. Depreciation and amortization expense increased by $3.3 million due to normal net property changes and by $2.5 million due to the completion of the Urquhart Station repowering project in June 2002. Other taxes increased primarily due to increased property taxes.

Other Income

      Other income, including AFC, decreased primarily due to completion of the Urquhart Station Repowering project in June 2002. In addition, in January 2003 the SCPSC issued an order allowing SCE&G to include all Jasper County Generating Project expenditures as of December 31, 2002 and other construction work in progress expenditures as of June 30, 2002 in electric rate base. At the time the expenditures were included in rate base, AFC was no longer calculated on those amounts. These decreases were partially offset by the Jasper County Generation Station project and Lake Murray Dam Project.

Interest Expense

      Interest expense increased primarily due to increased long-term debt of $4.7 million and lower AFC of $1.2 million partially offset by lower interest rates of $2.3 million.

Income Taxes

      Income taxes changed primarily as a result of changes in operating income.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      All financial instruments held by SCE&G and described below are held for purposes other than trading.

      Interest rate risk - The table below provides information about long-term debt issued by SCE&G which is sensitive to changes in interest rates. For debt obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Fair values for debt represent quoted market prices.

As of March 31, 2003
Millions of dollars                                         Expected Maturity Date

                                                                                 There-                    Fair
Liabilities                      2003     2004     2005     2006      2007       after        Total        Value
------------------------------ --------- -------- -------- -------- --------- ------------- ---------- --------------
------------------------------ --------- -------- -------- -------- --------- ------------- ---------- --------------

Long-Term Debt:
Fixed Rate ($)                  144.0     138.4    188.4    169.1     38.2      1,380.6      2,058.7      2,082.1
Average Interest Rate (%)         6.37     7.44     7.35     8.49     6.74          6.66         6.91

      While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

Item 4.  Controls and Procedures

      As of March 31, 2003 an evaluation was performed under the supervision and with the participation of SCE&G's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of SCE&G's disclosure controls and procedures. Based on that evaluation, SCE&G's management, including the CEO and CFO, concluded that as of March 31, 2003 SCE&G's disclosure controls and procedures were effective. There have been no significant changes in SCE&G's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                FINANCIAL SECTION
























Public Service Company of North Carolina, Incorporated meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-K and therefore is filing this form with the reduced disclosure format allowed under General Instruction H(2).

                          PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements.
          --------------------

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                        March 31,   December 31,
Millions of dollars                                       2003         2002
--------------------------------------------------------------------------------

Assets
Gas Utility Plant                                           $905          $895
Accumulated depreciation                                    (326)        (318)
Acquisition adjustment, net of accumulated amortization      210          210
--------------------------------------------------------------------------------
           Gas Utility Plant, Net                             789         787
--------------------------------------------------------------------------------

Nonutility Property and Investments, Net                       27          28
--------------------------------------------------------------------------------

Current Assets:
     Cash and temporary investments                             6           1
     Restricted cash and temporary investments                  7           7
     Receivables (net of allowance for uncollectible
        accounts of $3 and $2)                               101           98
     Receivables-affiliated companies                         17           14
     Inventories (at average cost):
        Stored gas                                            19           38
        Materials and supplies                                  5           6
     Prepayments                                                1           1
     Deferred income taxes, net                                 3           3
--------------------------------------------------------------------------------
           Total Current Assets                              159          168
--------------------------------------------------------------------------------

Deferred Debits:
     Due from affiliate-pension asset                         14           14
     Regulatory assets                                         37          20
     Other                                                      7           7
--------------------------------------------------------------------------------
            Total Deferred Debits                              58          41
--------------------------------------------------------------------------------
                Total                                    $1,033         $1,024
================================================================================
================================================================================

Capitalization and Liabilities
Capitalization:
     Common equity                                          $507           $487
     Long-term debt, net                                     286            286
--------------------------------------------------------------------------------
            Total Capitalization                             793            773
--------------------------------------------------------------------------------

Current Liabilities:
      Short-term borrowings                                     -            31
     Current portion of long-term debt                          8             8
     Accounts payable                                          48            44
     Accounts payable-affiliated companies                      4             7
     Customer prepayments and deposits                           8           12
     Taxes accrued                                             20             5
     Interest accrued                                           4             6
     Distributions/dividends declared                            4            5
     Other                                                     10            11
--------------------------------------------------------------------------------
            Total Current Liabilities                         106           129
--------------------------------------------------------------------------------

Deferred Credits:
      Deferred income taxes, net                               92            91
      Deferred investment tax credits                            2            2
      Due to affiliate-postretirement benefits                 16            16
      Regulatory liabilities                                   12             1
      Other                                                    12            12
--------------------------------------------------------------------------------
            Total Deferred Credits                           134            122
--------------------------------------------------------------------------------
                Total                                    $1,033         $1,024
================================================================================

See Notes to Condensed Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


   -----------------------------------------------------------------------------
                                                        Three Months Ended
                                                            March 31,
       Millions of dollars                               2003             2002
   --------------------------------------------------------------------------

       Operating Revenues                                     $203        $134
       Cost of Gas                                              131          67
   -----------------------------------------------------------------------------
           Gross Margin                                          72          67
   -----------------------------------------------------------------------------

       Operating Expenses:
          Operation and maintenance                              19          18
          Depreciation                                             9          9
          Other taxes                                              2          2
   -----------------------------------------------------------------------------
              Total Operating Expenses                           30          29
   -----------------------------------------------------------------------------

       Operating Income                                          42          38

       Other Income, including allowance for equity
        funds used during construction                            2          2
       Interest Charges, net of allowance for borrowed
        funds used during construction                            5          6
   -----------------------------------------------------------------------------

       Income Before Income Taxes and Cumulative
         Effect of Accounting Change                             39         34
       Income Taxes                                              15          13
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

       Income Before Cumulative Effect of Accounting Change      24          21
       Cumulative Effect of Accounting Change, net of taxes        -       (230)
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

       Net Income (Loss)                                        $24      $(209)
   =============================================================================

    See Notes to Condensed Consolidated Financial Statements.



             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


-----------------------------------------------------------------------------------------
                                                                 Three Months Ended
                                                                     March 31,
Millions of dollars                                              2003           2002
--------------------------------------------------------------------------- -------------


Cash Flows From Operating Activities:
   Net income (loss)                                              $24          $(209)
   Adjustments to reconcile net income to net cash
      provided from operating activities:
         Cumulative effect of accounting change, net of taxes        -            230
         Depreciation                                                9              9
         Over (under) collection, gas cost adjustment clause        (7)             (3)
         Changes in certain assets and liabilities:
            (Increase) decrease in receivables, net                 (6)            16
            (Increase) decrease in inventories                      20             20
            Increase (decrease) in accounts payable and advances     1            (24)
            Increase (decrease) in deferred income taxes, net        1               -
            Increase (decrease) in accrued taxes                    15               9
         Changes in other assets                                     2              (1)
         Changes in other liabilities                               (7)             (1)
--------------------------------------------------------------------------- -------------
Net Cash Provided From Operating Activities                         52             46
--------------------------------------------------------------------------- -------------

Cash Flows From Investing Activities:
   Construction expenditures                                       (10)            (9)
   Nonutility and other                                             (1)             -
--------------------------------------------------------------------------- -------------
Net Cash Used For Investing Activities                             (11)            (9)
--------------------------------------------------------------------------- -------------

Cash Flows From Financing Activities:
  Repayment of short-term borrowings, net                          (31)             -
  Distributions/dividend payments                                   (5)             -
--------------------------------------------------------------------------- -------------
Net Cash Used For Financing Activities                             (36)             -
--------------------------------------------------------------------------- -------------

Net Increase In Cash and Temporary Investments                       5             37
Cash and Temporary Investments, January 1                            1             18
--------------------------------------------------------------------------- -------------
Cash and Temporary Investments, March 31                            $6           $55
=========================================================================== =============

 Supplemental Cash Flow Information:
 Cash paid for - Interest (net of capitalized
    interest of $0.4 and $0.2)                                     $6              $6
                        - Income taxes                              -              4


See Notes to Condensed Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                      Three Months Ended
                                                           March 31,
Millions of dollars                                 2003              2002
--------------------------------------------------------------- ----------------
--------------------------------------------------------------- ----------------

Net Income (Loss)                                    $24             $(209)

Other Comprehensive Income (Loss), net of tax:
  Unrealized gains (losses) on hedging activities      -                  -
--------------------------------------------------------------- ----------------
--------------------------------------------------------------- ----------------
Total Comprehensive Income (Loss) (1)                $24             $(209)
=============================================================== ================

(1) Accumulated other comprehensive income (loss) of the Company totaled $(1.2) million and $(1.3) million as of March 31, 2003 and December 31, 2002, respectively.


See Notes to Condensed Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded as of March 31, 2003 approximately $37 million and $12 million of regulatory assets and liabilities, respectively, as shown below.

                                               March 31,      December 31,
Millions of dollars                               2003            2002
------------------------------------------------------------ ----------------
------------------------------------------------------------ ----------------

Accumulated deferred income taxes                  $(1)            $(1)
Under-collections - gas cost
 adjustment clause                                   17              11
Deferred environmental remediation costs              9               9
------------------------------------------------------------ ----------------
Total                                              $25             $19
============================================================ ================

         Accumulated deferred income taxes represent deferred income tax liabilities applicable to utility operations that have not been reflected in customer rates for which future recovery is probable, offset by deferred income tax assets, which will be reflected in customer rates as a result of reduced revenue requirements due to the amortization of deferred investment tax credits.

         Under-collections-gas cost adjustment clause represent amounts under-collected from customers pursuant to the Company's Rider D mechanism approved by the North Carolina Utilities Commission (NCUC).

         Deferred environmental remediation costs represent costs associated with the assessment and cleanup of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Management believes that all MGP cleanup costs will be recoverable through gas rates. (See Note 5.)

         The NCUC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other items represent costs which are not yet approved for recovery by the NCUC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. However, ultimate recovery is subject to NCUC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

B.      New Accounting Standards

     The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. In connection with this implementation, the Company performed a valuation analysis of its acquisition adjustment using an independent appraisal. The analysis indicated that the carrying amount of the acquisition adjustment exceeded its fair value by approximately $230 million effective January 1, 2002. The resulting impairment charge is reflected on the Condensed Consolidated Statement of Operations as the cumulative effect of an accounting change. SFAS 142 requires that an impairment evaluation be performed annually and at the same time each year. The Company performed its annual evaluation as of January 1, 2003 and no further impairment was indicated.

         The Company adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets (ARO) and requires the Company to recognize, as a liability, the fair value of an ARO in the period in which it is incurred and to accrete the liability to its present value in future periods. The Company believes that any ARO related to the Company's property would be insignificant and, due to the indeterminate life of the related assets, an ARO could not be reasonably estimated.

         The Company adopted SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective January 1, 2003. The provisions of SFAS 145, among other things, discontinue treatment of gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion (APB) 30. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 145.

         The Company adopted SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 146.

C.       Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2003.

2. ACCOUNTING CHANGE

         As a result of the January 1, 2002 adoption of SFAS 142, the Company recorded a $230 million impairment charge related to the acquisition adjustment recorded in connection with its acquisition by SCANA. The charge is reflected on the Condensed Consolidated Statements of Operations as the cumulative effect of an accounting change. See additional information at Note 1B.

3. RATE AND OTHER REGULATORY MATTERS

         The Company's rates are established using a benchmark cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas. The Company revises its tariffs with the NCUC as necessary to track these changes and accounts for any over- or under-collections of the deferred cost of gas in its deferred accounts for subsequent rate consideration. The NCUC reviews the Company's gas purchasing practices annually.

         The Company's benchmark cost of gas in effect during the period January 1, 2002 through March 31, 2003 was as follows:

Rate Per Therm  Effective Date          Rate Per Therm    Effective Date

     $.460      January-February 2003        $.300        January 2002
     $.595      March 2003                   $.215        February-June 2002
                                             $.350        July-October 2002
                                             $.410        November-December 2002

         On March 31, 2003 the NCUC approved the Company's request to increase the benchmark cost of gas from $.595 per therm to $.725 per therm effective for service rendered on and after April 1, 2003.

         A state expansion fund, established by the North Carolina General Assembly and funded by refunds from the Company's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. In June 2000 the NCUC approved the Company's requests for disbursement of up to $28.4 million from the Company's expansion fund to extend natural gas service to Madison, Jackson and Swain Counties in western North Carolina. The Company estimates that the cost of this project will be approximately $31.4 million. The Madison County and Jackson County portions of the project were completed by the end of 2002. Through March 31, 2003 approximately $17 million had been spent on this project.

         In December 1999 the NCUC issued an order approving SCANA's acquisition of the Company. As specified in the order, the Company agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with material adverse governmental actions and force majeure events.

4. FINANCIAL INSTRUMENTS

          SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS 133 further provides that changes in the fair value of derivative instruments are either recognized in earnings or reported as a component of other comprehensive income, depending upon the intended use of the derivative and the resulting designation. The fair value of the derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

         The Company uses interest rate swap agreements to manage interest rate risk. These swap agreements provide for the Company to pay variable and receive fixed interest payments and are designated as fair value hedges of certain debt instruments. The Company may terminate a swap agreement and may replace it with a new swap also designated as a fair value hedge.

         Payments received to terminate a swap are recorded as a basis adjustment to long-term debt and are amortized as reductions to interest expense over the term of the underlying debt. The fair value of interest rate swaps is reflected within other deferred debits on the balance sheet. The fair value of the debt that is hedged is recorded in long-term debt. Receipts or payments related to the interest rate swaps are credited or charged to interest expense as incurred.

         At March 31, 2003 the estimated fair value of the Company's swaps totaled $3.3 million related to combined notional amounts of $40.6 million.

         On January 2, 2003 the Company filed a summary of its hedging program for natural gas purchases with the NCUC for informational purposes. The primary goal of the program is to reduce price volatility to firm customers. The program and any related transactions will be addressed in the 2003 annual prudence review with the NCUC. Transaction fees and any gains or losses are recorded in deferred accounts for subsequent rate consideration.

5. COMMITMENTS AND CONTINGENCIES

         The Company is responsible for environmental cleanup at five sites in North Carolina on which MGP residuals are present or suspected. The Company's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties. The Company has recorded a liability and associated regulatory asset of $7.8 million, which reflects the estimated remaining liability at March 31, 2003. Amounts incurred to date that have not been recovered through gas rates are approximately $1.2 million. Management believes that all MGP cleanup costs will be recoverable through gas rates.

6. SEGMENT OF BUSINESS INFORMATION

         Gas Distribution is the Company's only reportable segment. Gas Distribution uses operating income to measure profitability. Intersegment revenues between Gas Distribution and nonreportable segments were not significant.

                                                             Disclosure of Reportable Segments
                                                                   (Millions of dollars)

                                                    2003                                        2002
  ------------------------------ ------------- ---------------- ------------- ------------- -------------- -------------
  ------------------------------ ------------- ---------------- ------------- ------------- -------------- -------------
       Three Months Ended          External       Operating       Segment       External      Operating      Segment
            March 31,              Revenue         Income          Assets       Revenue        Income         Assets
  ------------------------------ ------------- ---------------- ------------- ------------- -------------- -------------

  Gas Distribution                   $203            $42           $1,023         $134           $38          $1,202
  All Other                              -           n/a                28            -          n/a                29
  Adjustments/Eliminations               -             -               (18)           -            -                (8)
  ------------------------------ ------------- ---------------- ------------- ------------- -------------- -------------
  Consolidated Total                 $203            $42           $1,033         $134           $38          $1,223
  ============================== ============= ================ ============= ============= ============== =============

Item 2.  Management's Narrative Analysis of  Results of Operations.
         ---------------------------------------------------------

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Narrative Analysis of Results of Operations appearing in Public Service Company of North Carolina, Incorporated's (PSNC Energy) Annual Report on Form 10-K for the year ended December 31, 2002.

        Statements included in this narrative analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy, especially in PSNC Energy's service territory, (4) the impact of competition from other energy suppliers, (5) growth opportunities, (6) the results of financing efforts, (7) changes in PSNC Energy's accounting policies, (8) weather conditions, especially in areas served by PSNC Energy, (9) performance of SCANA Corporation's pension plan assets and the impact on PSNC Energy's results of operations, (10) inflation, (11) changes in environmental regulations, and (12) the other risks and uncertainties described from time to time in PSNC Energy's periodic reports filed with the United States Securities and Exchange Commission (SEC). PSNC Energy disclaims any obligation to update any forward-looking statements.

Net Income (Loss) and Distributions/Dividends

        Net income (loss) for the three months ended March 31, 2003 and 2002 was as follows:

-----------------------------------------------------------------------------
                                                      Three Months Ended
                                                           March 31,
Millions of dollars                                   2003          2002
--------------------------------------------------------------- -------------

Net income (loss)                                     $24.1        $(208.8)
Less: Cumulative effect of accounting change               -        (229.6)
--------------------------------------------------------------- -------------
--------------------------------------------------------------- -------------
Income before cumulative effect of accounting change  $24.1          $20.8
=============================================================== =============

        Income before cumulative effect of accounting change increased approximately $3.3 million primarily due to increased margin of $5.4 million and other income of $0.6 million which were partially offset by higher income taxes of $2.2 million and higher operating expenses of $0.6 million.

     In connection with the implementation of SFAS 142, PSNC Energy performed a valuation analysis of its acquisition adjustment using an independent appraisal. The analysis indicated that the carrying amount of the acquisition adjustment exceeded its fair value by $230 million. As a result, PSNC Energy recorded an impairment charge of $230 million effective January 1, 2002. The charge is presented on the Condensed Consolidated Statements of Operations as the Cumulative Effect of an Accounting Change. SFAS 142 requires that an impairment evaluation be performed annually and at the same time each year. PSNC Energy performed its annual evaluation as of January 1, 2003 and no further impairment was indicated.

        The nature of PSNC Energy's business is seasonal. The quarters ending March 31 and December 31 are generally PSNC Energy's most profitable quarters due to increased demand for natural gas related to space heating requirements.

     PSNC    Energy's    Board   of   Directors    authorized    the   following
distributions/dividends on common stock held by SCANA during 2003:

--------------------- ---------------- ---------------- -----------------------
Declaration Date      Amount           Quarter Ended    Payment Date
--------------------- ---------------- ---------------- -----------------------
--------------------- ---------------- ---------------- -----------------------

February 20, 2003     $4.5 million     March 31, 2003   April , 2003
May 1, 2003           $4.5 million     June 30, 2003    July 1, 2003
--------------------- ---------------- ---------------- -----------------------

Gas Distribution

         Gas distribution is comprised of the local distribution operations of PSNC Energy. Changes in the gas distribution sales margins for the three months ended March 31, 2003 compared to the same period in 2002 were as follows:

  -----------------------------------------------------------------------------
                            Three Months Ended
  Millions of dollars     2003        2002        Change
  -------------------------------------------------------------------------
  ----------------------                                 ------------

  Operating revenues     $203.2      $133.9     $69.3     51.8%
  Less:  Cost of gas      131.3         67.4    63.9      94.8%
  -------------------------------------------------------
  Gross margin            $71.9       $66.5     $5.4       8.1%
  ===================================================================

         Gas distribution sales margin for the three months ended March 31, 2003 increased primarily due to weather that was 13% colder than in 2002 and increased customer growth of approximately 3.5%. Revenues and cost of gas increased as a result of higher commodity natural gas prices in the first quarter of 2003.

Operation and Maintenance Expenses

         Operation and maintenance expenses increased $0.6 million for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to increased bad debt expense.

Income Taxes

         Income taxes changed primarily as a result of changes in operating income.

Capital Expansion Program and Liquidity Matters

         PSNC Energy's capital expansion program includes the construction of lines, systems and facilities and the purchase of related equipment. PSNC Energy's 2003 construction budget is approximately $46.7 million, compared to actual construction expenditures for 2002 of $47.8 million. PSNC Energy's ratio of earnings to fixed charges for the 12 months ended March 31, 2003 was 2.93.

         At March 31, 2003 PSNC Energy had no outstanding short-term borrowings and had unused lines of credit of $125 million.

Item 4.  Controls and Procedures

         As of March 31, 2003 an evaluation was performed under the supervision and with the participation of PSNC Energy's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of PSNC Energy's disclosure controls and procedures. Based on that evaluation, PSNC Energy's management, including the CEO and CFO, concluded that as of March 31, 2003 PSNC Energy's disclosure controls and procedures were effective. There have been no significant changes in PSNC Energy's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

         The following Legal Proceedings were pending at March 31, 2003. These proceedings affect the Company and, to the extent indicated, they also affect SCE&G or PSNC Energy.

         Rate and Other Regulatory Matters

         In May 2002 the SCPSC issued an order approving SCE&G's request to increase the fuel component of rates charged to electric customers from 1.579 cents per KWh to 1.722 cents per KWh. The increase reflects higher fuel costs projected for the period May 2002 through April 2003. The increase also provided continued recovery for under-collected actual fuel costs through April 2001, including short-term purchased power costs necessitated by outages at two of SCE&G's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002. The Consumer Advocate of South Carolina appealed to the South Carolina Circuit Court (Circuit Court) the portion of the SCPSC's order related to the recovery of certain purchased power costs. The appeal is still pending.

         In April 2003 the SCPSC issued an order approving SCE&G's request to maintain the fuel cost component of rates at 1.678 cents per KWh, effective May 1, 2003. The SCPSC also reaffirmed the prudence of SCE&G's purchasing practices and recognized the efficiency of SCE&G's electric generating plants; however, it deferred action on the recovery of certain purchased power costs pending the appeal to the Circuit Court of the SCPSC's May 2002 order.

         On January 2, 2003 PSNC Energy filed a summary of its hedging program for natural gas purchases with the NCUC for informational purposes. The primary goal of the program is to reduce price volatility to firm customers. The program and any related transactions will be addressed in the 2003 annual prudence review with the NCUC. Transaction fees and any gains or losses are recorded in deferred accounts for subsequent rate consideration.

         Lake Murray Dam Reinforcement

         In October 1999 the United States Federal Energy Regulatory Commission
(FERC) mandated that SCE&G reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001 is expected to cost approximately $275 million and be completed in 2005. Costs incurred through March 31, 2003 totaled approximately $83 million.

         Environmental

         SCE&G owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. The site is currently being remediated for benzene contamination in the intermediate aquifer on surrounding properties. SCE&G anticipates that the remaining remediation activities will be completed in 2003, with certain monitoring and retreatment activities continuing until 2007. As of March 31, 2003, SCE&G has spent approximately $18.6 million to remediate the Calhoun Park site. Total remediation costs are estimated to be $21.9 million.

         SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. SCE&G is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. SCE&G anticipates that major remediation activities for these three sites will be completed before 2006. SCE&G has spent approximately $2.3 million related to these sites, and expects to spend an additional $5.8 million.

         In addition, in March 2003 SCE&G signed a consent agreement with DHEC related to a site formerly owned by SCE&G. The estimated cost for remediation of this site has not been finalized but is not expected to be material.



         PSNC Energy is responsible for environmental cleanup at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties.
PSNC Energy has recorded a liability and associated regulatory asset of $7.8 million, which reflects the estimated remaining liability at March 31, 2003. Amounts incurred to date that have not been recovered through gas rates are approximately $1.2 million. Management believes that all MGP cleanup costs incurred will be recoverable through gas rates.

         Pending or Threatened Litigation

         In 1999 an unsuccessful bidder for the purchase of propane gas assets of SCANA filed suit against SCANA in South Carolina Circuit Court seeking unspecified damages. The suit alleges the existence of a contract for the sale of assets to the plaintiff and various causes of action associated with that contract. The Company is confident in its position and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this issue will have a material impact of its results of operations, cash flows or financial position.

         In 2001 a subsidiary of the Company entered into, in the ordinary course of business, a 15 year take-and-pay contract with an unaffiliated natural gas supplier (Supplier) to purchase 190,000 DT of natural gas per day beginning in the spring of 2004. In December 2002, as a result of the failure of Supplier and its guarantor to meet contractual obligations related to credit support provisions, the subsidiary terminated the contract. Attempts to negotiate a new contract between the parties were not successful, and a hearing under the binding arbitration provisions of the original contract is scheduled for June 2003. In initial pleadings for the hearing, the Supplier has demanded payment of at least $134 million in damages from the subsidiary; conversely, the subsidiary has demanded payment of no less than $154 million in damages from the Supplier. The Company is confident of the propriety of its actions and will vigorously pursue its position in such arbitration proceedings. The Company further believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

         The Company, SCE&G and PSNC Energy are also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company.

Item 2, 3, 4 and 5 are not applicable.



Item 6.    Exhibits and Reports  on Form 8-K

         A.  Exhibits

                SCANA Corporation, South Carolina Electric & Gas Company and Public Service Company of North Carolina, Incorporated:

                Exhibits filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are hereby incorporated herein by reference and made a part hereof.

         B. Reports on Form 8-K during the first quarter of 2003 were as follows:

                SCANA Corporation:
                Date of report:   January 15, 2003
                Items reported:  Item 5

                Date of report:  February 18, 2003
                Item reported:   Item 5

                South Carolina Electric & Gas Company:
                Date of report:   January 15, 2003
                Items reported:  Item 5

                Date of report:   January 17, 2003
                Items reported:  Items 5 & 7

                Date of report:  February 19, 2003
                Item reported:   Item 5

                Public Service Company of North Carolina, Incorporated:  None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                SCANA CORPORATION
                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                  (Registrants)




May  9, 2003                By:   s/James E. Swan, IV
                                  ---------------------------------------------
                                 James E. Swan, IV
                                 Controller
                                 (Principal accounting officer)

                                  CERTIFICATION

   I, William B. Timmerman, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of SCANA Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   Date: May 9, 2003

                                s/William B. Timmerman
                                William B. Timmerman
                                Chairman of the Board, President,
                                Chief Executive Officer and
                                Director

                                  CERTIFICATION

   I, Kevin B. Marsh, certify that:

   1.    I have reviewed this quarterly report on Form 10-Q of SCANA
         Corporation;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   Date: May 9, 2003

                             s/Kevin B. Marsh
                             Kevin B. Marsh
                             Senior Vice President and Chief Financial Officer

                                  CERTIFICATION

   I, William B. Timmerman, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of South Carolina Electric & Gas Company;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   Date: May 9, 2003
                                 s/William B. Timmerman
                                 William B. Timmerman
                                 Chairman of the Board, Chief Executive Officer and Director

                                  CERTIFICATION

   I, Kevin B. Marsh, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of South Carolina Electric & Gas Company;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



       Date: May 9, 2003

                             s/Kevin B. Marsh
                             Kevin B. Marsh
                             Senior Vice President and Chief Financial Officer

                                  CERTIFICATION

   I, William B. Timmerman, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Public Service Company of North Carolina, Incorporated;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: May 9, 2003

                            s/William B. Timmerman
                            William B. Timmerman
                            Chairman of the Board, Chief Executive Officer and Director

                                  CERTIFICATION

   I, Kevin B. Marsh, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Public Service Company of North Carolina, Incorporated;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: May 9, 2003

                                  s/Kevin B. Marsh
                                  Kevin B. Marsh
                                  Senior Vice President and Chief Financial
                                  Officer

                                  EXHIBIT INDEX

Exhibit  Applicable to Form 10-Q of
No.      SCANA SCE&G PSNC      Description
                     Energy

2.01       X            X  Agreement and Plan of Merger, dated as of February
                           16, 1999 as amended and restated as of May 10, 1999, by and among Public Service Company of North
                           Carolina, Incorporated, SCANA Corporation, New Sub I,
                           Inc. and New Sub II, Inc. (Filed as Exhibit 2.1 to
                           Registration Statement No. 333-78227 on Form S-4)

3.01       X               Restated Articles of Incorporation of SCANA as
                           adopted on April 26, 1989 (Filed as Exhibit 3-A to
                           Registration Statement No. 33-49145)

3.02       X               Articles of Amendment of SCANA, dated April 27, 1995
                           (Filed as Exhibit 4-B to Registration Statement No.
                           33-62421)

3.03             X         Restated Articles of Incorporation of SCE&G, as
                           adopted on May 3, 2002 (Filed as Exhibit 3.01 to
                           Registration Statement No. 333-65460)

3.04             X          Articles of Amendment of SCE&G dated as of the dates
                            indicated below and filed as exhibits to the
                            Registration Statements as set forth below
                March 13, 2002    Exhibit 3.06    to Registration No. 333-101449
                May 9, 2002       Exhibit 3.07    to Registration No. 333-101449
                May 22, 2002      Exhibit 3.02    to Registration No. 333-65460
                June 4, 2002      Exhibit 3.08    to Registration No. 333-101449
                June 14, 2002     Exhibit 3.04    to Registration No. 333-65460
                August 12, 2002   Exhibit 3.09    to Registration No. 333-101449
                August 30, 2002   Exhibit 3.05    to Registration No. 333-101449

3.05             X          Articles of Amendment of SCE&G, dated March 13, 2003
                            (Filed herewith)

3.06          X             Articles of Correction of SCE&G dated June 1, 2002
                            (Filed as Exhibit 3.03 to Registration Statement No.
                            333-65460)

3.07                 X      Articles of Incorporation of PSNC Energy (formerly
                            New Sub II, Inc.) dated February 12, 1999 (Filed as
                            Exhibit 3.01 to Registration Statement No.
                            333-45206)

3.08                 X      Articles of Amendment of PSNC Energy (formerly New
                            Sub II, Inc.) as adopted on February 10, 2000 (Filed as Exhibit 3.02 to Registration Statement No.
                            333-45206)

3.09                 X      Articles of Correction of PSNC Energy dated February
                            11, 2000 (Filed as Exhibit 3.03 to Registration
                            Statement  No. 333-45206)

3.10       X                By-Laws of SCANA as revised and amended on December
                            13, 2000 (Filed  as Exhibit 3.01 to Registration
                            Statement No. 333-68266)

3.11               X         By-Laws of SCE&G as amended and adopted on February
                             22, 2001  (Filed as Exhibit
                             3.05 to Registration Statement No. 333-65460)

3.12                    X    By-Laws of PSNC Energy (formerly New Sub II, Inc.)
                             as revised and amended on February 22, 2001 (Filed as Exhibit 3.01 to Registration Statement No.
                             333-68516)

Exhibit  Appable to Form 10-Q of
No.      SCANA   SCE&G PSNC    Description
                       Energy

4.01               X           Articles of Exchange of South Carolina Electric
                               and Gas Company and SCANA Corporation (Filed as
                               Exhibit 4-A to Post-Effective Amendment
                               No. 1 to Registration Statement No. 2-90438)

4.02       X                   Indenture dated as of November 1, 1989 between
                               SCANA Corporation and The Bank of New York, as
                               Trustee (Filed as Exhibit 4-A to Registration
                               Statement No.33-32107)

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

4.05       X       X           Fifth through Fifty-third Supplemental Indentures
                               to Indenture referred to in Exhibit 4.03 dated as
                               of the dates indicated below and filed as
                               exhibits to the Registration Statements whose
                               file numbers are set forth below
                 December 1, 1950   Exhibit 2-D    to Registration No. 2-26459
                 July 1, 1951       Exhibit 2-E    to Registration No. 2-26459
                 June 1, 1953       Exhibit 2-F    to Registration No. 2-26459
                 June 1, 1955       Exhibit 2-G    to Registration No. 2-26459
                 November 1, 1957   Exhibit 2-H    to Registration No. 2-26459
                September 1, 1958   Exhibit 2-I    to Registration No. 2-26459
                September 1, 1960   Exhibit 2-J    to Registration No. 2-26459
                June 1, 1961        Exhibit 2-K    to Registration No. 2-26459
                December 1, 1965    Exhibit 2-L    to Registration No. 2-26459
                June 1, 1966        Exhibit 2-M    to Registration No. 2-26459
                June 1, 1967        Exhibit 2-N    to Registration No. 2-29693
                September 1, 1968   Exhibit 4-O    to Registration No. 2-31569
                June 1, 1969        Exhibit 4-C    to Registration No. 33-38580
                December 1, 1969    Exhibit 4-O    to Registration No. 2-35388
                June 1, 1970        Exhibit 4-R    to Registration No. 2-37363
                March 1, 1971       Exhibit 2-B-17 to Registration No. 2-40324
                January 1, 1972     Exhibit 2-B    to Registration No. 33-38580
                July 1, 1974        Exhibit 2-A-19 to Registration No. 2-51291
                May 1, 1975         Exhibit 4-C    to Registration No. 33-38580
                July 1, 1975        Exhibit 2-B-21 to Registration No. 2-53908
                February 1, 1976    Exhibit 2-B-22 to Registration No. 2-55304
                December 1, 1976    Exhibit 2-B-23 to Registration No. 2-57936
                March 1, 1977       Exhibit 2-B-24 to Registration No. 2-58662
                May 1, 1977         Exhibit 4-C    to Registration No. 33-38580
                February 1, 1978    Exhibit 4-C    to Registration No. 33-38580
                June 1, 1978        Exhibit 2-A-3  to Registration No. 2-61653
                April 1, 1979       Exhibit 4-C    to Registration No. 33-38580
                June 1, 1979        Exhibit 2-A-3  to Registration No. 33-38580
Exhibit  Applicable to Form 10-Q of
No.    SCANA      SCE&G    PSNC      Description
                            Energy

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

4.09       X    X     Trust Agreement for SCE&G Trust I (Filed as Exhibit 4.03
                      to Registration Statement No. 333-49960)

4.10     X     X      Certificate of Trust of SCE&G Trust I (Filed as Exhibit
                      4.04 to Registration Statement No. 333-49960)

4.11     X     X      Junior Subordinated Indenture for SCE&G Trust I (Filed as
                      Exhibit 4.05 to Registration Statement No. 333-49960)


4.12     X     X      Guarantee Agreement for SCE&G Trust I (Filed as Exhibit
                      4.06 to Registration Statement No. 333-49960)

4.13     X     X      Amended and Restated Trust Agreement for SCE&G Trust I
                      (Filed as Exhibit 4.07 to Registration Statement No.
                      333-49960)

4.14     X          X Indenture dated as of January 1, 1996 between PSNC Energy and First Union National Bank of North Carolina, as Trustee (Filed as Exhibit 4.08 to Registration Statement No. 333-45206)

Exhibit Applicable to Form 10-Q of
No.    SCANA  SCE&G   PSNC      Description
                     Energy

4.15      X           X      First through Fourth Supplemental Indentures
                             referred to Exhibit 4.14 dated as of the dates indicated below and filed as exhibits to the Registration Statements whose file numbers are set forth below

                  January 1, 1996   Exhibit 4.09   to Registration No. 333-45206
                  December 15, 1996 Exhibit 4.10   to Registration No. 333-45206
                  February 10, 2000 Exhibit 4.11   to Registration No. 333-45206
                  February 12, 2001 Exhibit 4.05   to Registration No. 333-68516

4.16                     X      PSNC Energy $150 million medium-term note issued
                                February 16, 2002 (Filed as Exhibit 4.06 to
                                Registration Statement No. 333-68516)

*10.01                          X SCANA Executive Deferred
                                Compensation Plan as amended July
                                1, 2001 (Filed as Exhibit 10.01
                                to Form 10-Q for the quarter
                                ended September 30, 2001)

*10.02 X SCANA Supplemental Executive Retirement Plan as amended July 1, 2001 (Filed as Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2001)

*10.03 X SCANA Key Executive Severance Benefits Plan as amended July 1, 2001 (Filed as Exhibit 10.03 to Form 10-Q for the quarter ended September 30, 2001)

*10.04 X SCANA Supplementary Key Executive Severance Benefits Plan as amended July 1, 2001 (Filed as
                                Exhibit 10.03a to Form 10-Q for
                                the quarter ended September 30,
                                2001)

*10.05    X                     SCANA Performance Share Plan as
                                amended and restated effective January 1, 1998
                                (Filed as Exhibit 10 (e) to Registration
                                Statement No. 333-86803)

*10.06    X                     SCANA Long-Term Equity Compensation Plan dated
                                January 2000 filed as Exhibit 4.04
                                to Registration Statement No. 333-37398)

*10.07 X Description of SCANA Whole Life Option (Filed as Exhibit 10-F to Form 10-K for the year ended
                                December 31, 1991, under cover of
                                Form SE, File No. 1-8809)

*10.08                          X Description of SCANA
                                Corporation Executive Annual
                                Incentive Plan (Filed as Exhibit
                                10-G to Form 10-K for the year
                                ended December 31, 1991, under
                                cover of Form SE, File No.
                                1-8809)

*10.09 X SCANA Corporation Director Compensation and Deferral Plan effective January 1, 2001 (Filed as Exhibit 10.05 to Registration Statement No. 333-49960)

10.10                    X      Operating Agreement of Pine Needle LNG Company,
                                LLC dated August 8, 1995  (Filed as Exhibit
                                10.01 to Registration Statement No. 333-45206)

10.11                    X      Amendment to Operating Agreement of Pine Needle
                                LNG Company, LLC dated October 1, 1995 (Filed as
                                Exhibit 10.02 to Registration Statement No.
                                333-45206)

Exhibi  Applicable to Form 10-Q of
No.    SCANA  SCE&G PSNC      Description
                    Energy

10.12                  X      Amended Operating Agreement of Cardinal Extension
                              Company, LLC dated December 19, 1996 (Filed as
                              Exhibit 10.03 to Registration Statement No.
                              333-45206)

10.13                  X      Amended Construction, Operation and Maintenance
                              Agreement by and between Cardinal
                              Operating Company and Cardinal Extension Company,
                              LLC dated December 19, 1996(Filed as Exhibit 10.04
                              to Registration Statement No. 333-45206)

10.14                  X      Form of Severance Agreement between PSNC Energy
                              and its Executive Officers (Filed
                              as Exhibit 10.05 to Registration Statement No.
                              333-45206)

10.15                  X      Service Agreement between PSNC Energy and SCANA
                              Services, Inc., effective April 1, 2000 (Filed as
                              Exhibit 10.06 to Registration Statement No.
                              333-45206)

10.16           X             Service Agreement between SCE&G and SCANA
                              Services, Inc., effective April 1, 2002
                              (Filed as Exhibit 10.01 to Registration Statement
                              No. 333-101449)

99.1     X                    Certification of Principal Executive Officer
                              (Filed herewith)

99.2     X                    Certification of Principal Financial Officer
                              (Filed herewith)

99.3            X             Certification of Principal Executive Officer
                              (Filed herewith)

99.4            X             Certification of Principal Financial Officer
                              (Filed herewith)

99.5                   X      Certification of Principal Executive Officer
                              (Filed herewith)

99.6                   X      Certification of Principal Financial Officer
                              (Filed herewith)


* Management Contract or Compensatory Plan or Arrangement

                                                                    Exhibit 99.1


                                SCANA CORPORATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002






         In connection with the Quarterly Report of SCANA Corporation (the "Company") on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Dated:  May 9, 2003



s/William B. Timmerman
William B. Timmerman
Chairman of the Board, President, Chief Executive Officer and Director


















A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.



                                                               Exhibit 99.2


                                SCANA CORPORATION


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





         In connection with the Quarterly Report of SCANA Corporation (the "Company") on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                     and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Dated:  May 9, 2003



s/Kevin B. Marsh
Kevin B. Marsh
Senior Vice President and Chief Financial Officer














A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                         Exhibit 99.3


                     SOUTH CAROLINA ELECTRIC AND GAS COMPANY

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





         In connection with the Quarterly Report of South Carolina Electric and Gas Company (the "Company") on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                     and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Dated:  May  9, 2003



s/William B. Timmerman
William B. Timmerman
Chairman of the Board, Chief Executive Officer and Director



















A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                            Exhibit 99.4


                     SOUTH CAROLINA ELECTRIC AND GAS COMPANY


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





         In connection with the Quarterly Report of South Carolina Electric and Gas Company (the "Company") on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                     and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Dated:  May 9, 2003



s/Kevin B. Marsh
Kevin B. Marsh
Senior Vice President and Chief Financial Officer













A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                  Exhibit 99.5


             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





         In connection with the Quarterly Report of Public Service Company of North Carolina, Incorporated (the "Company") on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                     and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



   Dated:  May 9, 2003




s/William B. Timmerman
William B. Timmerman
Chairman of the Board, Chief Executive Officer and Director















A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.




                                                                  Exhibit 99.6


             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





         In connection with the Quarterly Report of Public Service Company of North Carolina, Incorporated (the "Company") on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                     and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Dated:  May 9, 2003



s/Kevin B. Marsh
Kevin B. Marsh
Senior Vice President and Chief Financial Officer

















A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.