Form 10-K/A
period 2004-12-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 2005-09-19
CIK 91882

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Amendment No. 1

FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-3375

SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Exact name of registrant as specified in its charter)

SOUTH CAROLINA (State or other jurisdiction of incorporation or organization)	57-0248695 (IRS employer identification no.)
1426 MAIN STREET, COLUMBIA, SOUTH CAROLINA (Address of principal executive offices)	29201 (Zip code)

Registrant's telephone number, including area code (803) 217-9000

Securities registered pursuant to 12(b) of the Act:

Title of each class	Name of each exchange on which registered
5% Cumulative Preferred Stock par value $50 per share	New York Stock Exchange

Securities registered pursuant to 12(g) of the Act:

None
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of voting stock held by non-affiliates of South Carolina Electric & Gas Company (SCE&G) was $0 at June 30, 2004. The total number of common shares outstanding at February 18, 2005 was 40,296,147, all of which were owned by SCANA Corporation, SCE&G's corporate parent.

EXPLANATORY NOTE

        This Amendment No. 1 to the annual report on Form 10-K/A of South Carolina Electric & Gas Company for the year ended December 31, 2004 has been filed to amend the ratios of earnings to fixed charges (SEC method) in Item 1. Business and included in Exhibit 12.02, Statement Re Computation of Ratios. Other than these changes, the addition of the certifications listed below, their inclusion in the exhibit index, and the new signature page, no other changes have been made to the original filing. In order to preserve the nature and character of the disclosures as originally filed, except as noted above, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing. Accordingly, this amendment and the annual report on Form 10-K which it amends should be read in conjunction with the registrant's subsequent filings with the Commission.

        The exhibit index has been amended to add the following (all of which are filed herewith).

31.09	Certification of Principal Executive Officer Required by Rule 13a-14
31.10	Certification of Principal Financial Officer Required by Rule 13a-14
32.09	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.10	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

PART I

ITEM 1. BUSINESS

  CORPORATE STRUCTURE

SCANA CORPORATION

        A holding company owning the significant direct, wholly-owned subsidiaries listed below

SOUTH CAROLINA ELECTRIC & GAS COMPANY
Generates and sells electricity to wholesale and retail customers and purchases, sells and transports natural gas to wholesale and retail customers.

SOUTH CAROLINA GENERATING COMPANY, INC.
Owns and operates Williams Station and sells electricity to SCE&G.

SOUTH CAROLINA FUEL COMPANY, INC.
Acquires, owns and provides financing for SCE&G's nuclear fuel, fossil fuel and sulfur dioxide emission allowances.

PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
Doing business as PSNC Energy, purchases, sells and transports natural gas to retail customers.

SOUTH CAROLINA PIPELINE CORPORATION
Purchases, sells and transports natural gas to wholesale and industrial customers. Owns and operates two LNG plants for the liquefaction, storage and regasification of natural gas.

SCG PIPELINE, INC.
Provides transportation of natural gas in Georgia and South Carolina.

SCANA COMMUNICATIONS, INC.
Provides fiber optic telecommunications, ethernet services and data center facilities and builds, manages and leases communications towers in South Carolina, North Carolina and Georgia.

SCANA ENERGY MARKETING, INC.
Markets natural gas, primarily in the Southeast, and provides energy-related risk management services to producers and customers. Through its SCANA Energy division, markets natural gas in Georgia's retail natural gas market.

SERVICECARE, INC.
Provides service contracts on home appliances and heating and air conditioning units.

PRIMESOUTH, INC.
Provides management and maintenance services for power plants and a synfuel production facility.

SCANA SERVICES, INC.
Provides administrative, management and other services to the subsidiaries and business units within SCANA Corporation.

        SCANA and each of its direct, wholly-owned subsidiaries are incorporated under the laws of the State of South Carolina. In addition to the subsidiaries above, SCANA owns two other energy-related companies that are insignificant and one additional company that is in liquidation.

RISK FACTORS

The risk factors that follow relate in each case to SCANA Corporation and its subsidiaries (SCANA), and where indicated the risk factors also relate to South Carolina Electric and Gas Company and its consolidated affiliates (SCE&G) or Public Service Company of North Carolina, Incorporated and its subsidiaries (PSNC Energy) or both.

Commodity price changes may affect the operating costs and competitive positions of SCANA's, SCE&G's and PSNC Energy's energy businesses, thereby adversely impacting results of operations, cash flows and financial condition.

        Our energy businesses are sensitive to changes in coal, gas, oil and other commodity prices. Any changes could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. SCE&G is able to recover the cost of fuel used in electric generation through retail customers' bills, but increases in fuel costs affect electric prices and, therefore, the competitive position of electricity against other energy sources. In the case of regulated natural gas operations at SCE&G and PSNC Energy, costs for purchased gas and pipeline capacity are recovered through retail customers' bills, but increases in gas costs affect total retail prices and, therefore, the competitive position of gas relative to electricity, other forms of energy and other gas suppliers. Increases in gas costs may also result in lower usage by customers unable to switch to alternate fuels.

SCANA, SCE&G and PSNC Energy are subject to complex government rate regulation, which could adversely affect revenues and results of operations.

        SCANA, SCE&G and PSNC Energy are subject to extensive regulation which could adversely affect operations. In particular, SCE&G's electric operations in South Carolina, and SCANA's gas operations in South Carolina (including SCE&G) and North Carolina (PSNC Energy), are regulated by state utilities commissions. Our gas marketing operations in Georgia are also subject to state regulatory oversight. Although we believe we have constructive relationships with our regulators, our ability to obtain rate increases that will allow us to maintain reasonable rates of return is dependent upon regulatory discretion, and there can be no assurance that we will be able to implement rate increases when sought. Moreover, in connection with SCANA's acquisition of PSNC Energy, PSNC Energy agreed not to seek a general rate increase until after August 2005.

SCANA, SCE&G and PSNC Energy are vulnerable to interest rate increases and may not have access to capital at favorable rates, if at all, which would increase borrowing costs and adversely affect results of operations, cash flows and financial condition.

        Changes in interest rates can affect the cost of borrowing on variable rate debt outstanding, on refinancing of debt maturities and on incremental borrowing to fund new investments. SCANA's business plan, and the business plans of SCE&G and PSNC Energy, reflect the expectation that we will have access to the capital markets on satisfactory terms to fund commitments. Moreover, the ability to maintain short-term liquidity by utilizing commercial paper programs is dependent upon maintaining investment grade debt ratings. The liquidity of SCANA, SCE&G and PSNC Energy would be adversely affected by unfavorable changes in the commercial paper market or if bank credit facilities became unavailable at acceptable rates.

SCANA may not be able to reduce its leverage as quickly as planned. This could result in downgrades of SCANA's debt ratings, thereby increasing its borrowing costs and adversely affecting its results of operations, cash flows and financial condition.

        SCANA's leverage ratio of debt to capital increased significantly following its acquisition of PSNC Energy in 2000, and was approximately 58% at December 31, 2004. SCANA has publicly announced its desire to reduce this leverage ratio to between 50% to 52%, but SCANA's ability to do so depends on a number of factors. If SCANA is not able to reduce its leverage ratio, SCANA's debt ratings may be affected, it may be required to pay higher interest rates on its long- and short-term indebtedness, and its access to the capital markets may be limited.

Operating results may be adversely affected by abnormal weather.

        SCANA, SCE&G and PSNC Energy have historically sold less power, delivered less gas and/or received lower prices for natural gas in deregulated markets, and consequently earned less income, when weather conditions are milder than normal. Mild weather in the future could diminish the revenues and results of operations and harm the financial condition of SCANA, SCE&G and PSNC Energy. In addition, severe weather can be destructive, causing outages and property damage, adversely affecting operating expenses and revenues.

Potential competitive changes may adversely affect gas and electricity businesses due to the loss of customers, reductions in revenues, or write-down of stranded assets.

        The utility industry has been undergoing dramatic structural change for several years, resulting in increasing competitive pressures on electric and natural gas utility companies. Competition in wholesale power sales has been introduced on a national level. Some states have also mandated or encouraged competition at the retail level. Increased competition may create greater risks to the stability of the utility earnings of SCE&G and PSNC Energy generally and may in the future reduce earnings from retail electric and natural gas sales. In a deregulated environment, formerly regulated utility companies that are not responsive to a competitive energy marketplace may suffer erosion in market share, revenues and profits as competitors gain access to their customers. In addition, SCANA's and SCE&G's generation assets would be exposed to considerable financial risk in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, a write-down in the value of the related assets could be required.

SCANA, SCE&G and PSNC Energy are subject to risks associated with changes in business climate which could limit access to capital, thereby increasing costs and adversely affecting results of operations, cash flows and financial condition.

        Factors that generally could affect our ability to access capital include general economic conditions and our capital structure. Much of our business is capital intensive, and achievement of our long-term growth targets is dependent, at least in part, upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes significantly constrained, our interest costs will likely increase and our financial condition and future results of operations could be significantly harmed.

SCANA, SCE&G and PSNC Energy do not fully hedge against price changes in commodities. This could result in increased costs, thereby resulting in lower margins and adversely affecting results of operations, cash flows and financial condition.

        SCANA, SCE&G and PSNC Energy enter into contracts to purchase and sell electricity and natural gas. We attempt to manage our exposure by establishing risk limits and entering into contracts to offset some of our positions (i.e., to hedge our exposure to demand, market effects of weather and other changes in commodity prices). We do not hedge the entire exposure of our operations from commodity price volatility. To the extent we do not hedge against commodity price volatility or our hedges are not effective, results of operations, cash flows and financial condition may be diminished.

A downgrade in the credit rating of SCANA, SCE&G or PSNC Energy could negatively affect its ability to access capital and to operate its businesses, thereby adversely affecting results of operations, cash flows and financial condition.

        Standard & Poor's Ratings Services (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) rate SCANA's long-term senior unsecured debt at BBB+, A3 and A-, respectively. The S&P and Fitch ratings carry a stable outlook while the Moody's rating outlook is negative. S&P, Moody's and Fitch rate SCE&G's long-term senior secured debt at A-, A1 and A+, respectively, with a stable outlook at S&P and Fitch and a negative outlook at Moody's. S&P and Moody's rate PSNC's long-term senior unsecured debt at A- and A2, respectively, with a stable outlook. Fitch does not rate PSNC. If S&P, Moody's or Fitch were to downgrade any of these long-term ratings, particularly to below investment grade, borrowing costs would increase, which would diminish financial results, and the potential pool of investors and funding sources could decrease. S&P and Moody's rate the short-term debt of SCE&G and PSNC at A-2 and P-1, respectively, and Fitch rates the short-term debt of SCE&G at F-1. If these short-term ratings were to decline, it could significantly limit access to the commercial paper market and other sources of liquidity.

Changes in the environmental laws and regulations to which SCANA, SCE&G and PSNC Energy are subject could increase costs or curtail activities, thereby adversely impacting results of operations and financial condition.

        SCANA's, SCE&G's and PSNC Energy's compliance with extensive federal, state and local environmental laws and regulations requires us to commit significant capital toward environmental monitoring, installation of pollution control equipment, emission fees and permits at our facilities. These expenditures have been significant in the past and are expected to increase in the future. Changes in compliance requirements or a more burdensome interpretation by governmental authorities of existing requirements may impose additional costs on us or require us to curtail some of our activities. Costs of compliance with environmental regulations could harm our industry, our business and our results of operations and financial position, especially if emission or discharge limits are reduced, more extensive permitting requirements are imposed or additional substances become regulated.

Changing regulatory and energy marketing structures could affect the ability of SCANA and SCE&G to compete in our electric markets, thereby adversely impacting results of operations, cash flows and financial condition.

        Federal energy legislation and FERC's regulatory initiatives, if enacted as currently proposed, would bring sweeping changes to the country's existing regulatory framework governing transmission, open access and energy markets and would attempt, in large measure, to standardize the national energy market. Any rules standardizing the markets could have a significant impact on SCE&G's access to or cost of power for its native load customers and for its marketing of power outside its service territory. At this time, management is unable to predict the final rules or timing of implementation of such standardization and the resultant impact on results of operations, cash flows and financial condition.

Repeal of PUHCA could adversely impact business by increasing costs or otherwise changing or restricting the nature of activities in which SCANA, SCE&G and PSNC Energy may engage. Any such changes could thereby impact results of operations, cash flows or financial condition.

        SCANA is a registered holding company under PUHCA. In recent years, repeal of PUHCA has been proposed, but it is unclear whether or when such a repeal would occur. It is also unclear to what extent repeal of PUHCA would result in additional or new regulatory oversight or action at the federal and state levels, or what the impact of those developments might be on SCANA's business or that of SCE&G or PSNC Energy.

Problems with operations could cause us to incur substantial costs, thereby adversely impacting results of operations, cash flows and financial condition.

        As the operator of power generation facilities, SCE&G could incur problems such as the breakdown or failure of power generation equipment, transmission lines, other equipment or processes which would result in performance below assumed levels of output or efficiency. The failure of a power generation facility may result in SCE&G purchasing replacement power at market rates. These purchases are subject to state regulatory prudency reviews for recovery through rates.

Covenants in certain financial instruments may limit SCANA's ability to pay dividends, thereby adversely impacting the valuation of our common stock and our access to capital.

        Our assets consist primarily of investments in subsidiaries. Dividends on our common stock depend on the earnings, financial condition and capital requirements of our subsidiaries, principally SCE&G and PSNC Energy. Our ability to pay dividends on our common stock may also be limited by existing or future covenants limiting the right of our subsidiaries to pay dividends on their common stock. Any significant reduction in our payment of dividends in the future may result in a decline in the value of our common stock. Such a decline in value could limit our ability to raise debt and equity capital.

A significant portion of SCE&G's generating capacity is derived from nuclear power, the use of which exposes us to regulatory, environmental and business risks. These risks could increase our costs or otherwise constrain our business, thereby adversely impacting our results of operations, cash flows and financial condition.

        The V.C. Summer nuclear plant, operated by SCE&G, provided approximately 5.5 million MWh, or 21% of our generation capacity, in 2004. As such, SCE&G is subject to various risks of nuclear generation, which include the following:

  •
  The potential harmful effects on the environment and human health resulting from a release of radioactive materials in connection with the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

  •
  Limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with our nuclear operations or those of others in the United States;

  •
  Uncertainties with respect to contingencies if insurance coverage is inadequate; and

  •
  Uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their operating lives.

        The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could necessitate capital expenditures at nuclear plants such as ours. In addition, although we have no reason to anticipate a serious nuclear incident, if a major incident should occur at a domestic nuclear facility, it could harm our results of operations, cash flows and financial condition. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit. Finally, in today's environment, there is a heightened risk of terrorist attack on the nation's nuclear facilities, which has resulted in increased security costs at our nuclear plant.

ORGANIZATION

        SCANA, a South Carolina corporation having general business powers, was incorporated in 1984, and registered as a public utility holding company under PUHCA in 2000. SCANA holds, directly or indirectly, all of the capital stock of each of its subsidiaries except for the preferred stock of SCE&G. SCANA and its subsidiaries had full-time, permanent employees as of February 18, 2005 and February 13, 2004 of 5,549 and 5,458, respectively. SCE&G was incorporated under the laws of South Carolina in 1924, and is an operating public utility. SCE&G had full-time, permanent employees as of February 18, 2005 and February 13, 2004 of 2,775 and 2,865, respectively. Prior to being acquired by SCANA in 2000, PSNC Energy was incorporated under the laws of North Carolina in 1938. PSNC Energy is now incorporated under the laws of South Carolina, and is an operating public utility in North Carolina with full-time, permanent employees as of February 18, 2005 and February 13, 2004 of 705 and 775, respectively.

INVESTOR INFORMATION

        SCANA's, SCE&G's and PSNC Energy's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC are available free of charge through SCANA's internet website at www.scana.com as soon as reasonably practicable after these reports are filed or furnished. The information found on SCANA's website is not part of this or any other report filed with or furnished to the SEC.

SEGMENTS OF BUSINESS

        SCANA does not directly own or operate any physical properties. SCANA's significant, wholly-owned subsidiaries are engaged in the functionally distinct operations described below. SCANA also has an investment in one LLC which owns and operates a cogeneration facility in Charleston, South Carolina. SCANA also owns two other energy-related companies that are insignificant and one company that is in liquidation.

        Information with respect to major segments of business is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G and the consolidated financial statements for SCANA and SCE&G (Note 11) and PSNC Energy (Note 9). All such information is incorporated herein by reference.

Regulated Utilities

        SCE&G is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity and in the purchase and sale, primarily at retail, of natural gas. SCE&G's business is subject to seasonal fluctuations. Generally, sales of electricity are higher during the summer and winter months because of air conditioning and heating requirements, and sales of natural gas are higher in the winter months due to heating requirements. SCE&G's electric service area extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 34 of the 46 counties in South Carolina and covers more than 22,000 square miles. The total population of the counties representing the combined service area is more than 2.8 million. Resale customers include municipalities, electric cooperatives, investor-owned utilities and federal and state electric agencies. Predominant industries in the areas served by SCE&G include synthetic fibers, chemicals, fiberglass, paper and wood, metal fabrication, stone, clay and sand mining and processing and textile manufacturing.

        GENCO owns and operates Williams Station and sells electricity solely to SCE&G.

        Fuel Company acquires, owns and provides financing for SCE&G's nuclear fuel, fossil fuel and sulfur dioxide emission allowance requirements.

        PSNC Energy is a public utility engaged primarily in purchasing, selling and transporting natural gas to approximately 409,000 residential, commercial and industrial customers (as of December 31, 2004). PSNC Energy provides service to its 28 franchised counties covering approximately 12,000 square miles in North Carolina. The industrial customers of PSNC Energy include manufacturers or processors of textiles, chemicals, ceramics and clay products, glass, automotive products, minerals, pharmaceuticals, plastics, metals, electronic equipment, furniture and a variety of food and tobacco products.

        SCPC is engaged in the purchase, transmission and sale of natural gas on a wholesale basis to distribution companies (including SCE&G) and industrial customers throughout most of South Carolina. SCPC owns LNG liquefaction and storage facilities. It also supplies the natural gas for SCE&G's gas distribution system. Other resale customers include municipalities and county gas authorities and gas utilities. The industrial customers of SCPC are primarily engaged in the manufacturing or processing of ceramics, paper, metal, food and textiles.

        SCG Pipeline provides interstate transportation services for natural gas to southeastern Georgia and South Carolina. SCG Pipeline transports natural gas from interconnections with Southern Natural at Port Wentworth, Georgia, and from an import terminal owned by Southern LNG, Inc. at Elba Island, near Savannah, Georgia. The endpoint of the pipeline is at the site of SCE&G's Jasper County Electric Generating Station. In 2005, SCANA expects to merge SCPC with SCG Pipeline, subject to customary closing conditions and FERC approval.

Nonregulated Businesses

        SEMI markets natural gas primarily in the southeast and provides energy-related risk management services to producers and customers. In addition, SCANA Energy, a division of SEMI, markets natural gas to over 470,000 customers (as of December 31, 2004) in Georgia's natural gas market. The GPSC regulates the gas rates charged to approximately 60,000 of these customers who are served by SCANA Energy as the regulated provider. This group includes low-income and high credit risk customers. In March 2004 SCANA Energy acquired approximately 47,000 retail natural gas customers formerly served by another gas marketer in Georgia. With this transaction, SCANA Energy's total customer base represents about a 30 percent share of the approximately 1.5 million customers in Georgia's deregulated natural gas market. SCANA Energy remains the second largest natural gas marketer in the state.

        SCI owns and operates a 500-mile fiber optic telecommunications network and data center facilities in South Carolina and, through its joint venture with FRC, LLC, has an interest in an additional 693 miles of fiber in South Carolina, North Carolina and Georgia. SCI also provides ethernet services in South Carolina, as well as tower site construction, management and rental services in South Carolina and North Carolina. SCH, a Delaware corporation and a wholly owned subsidiary of SCI, holds an insignificant investment in a telecommunications services company. In 2004 SCH sold its primary investments and recorded losses on those sales totaling $13.9 million, net of taxes. Also in 2004, SCH recorded impairment losses on its investments totaling $16.2 million, net of taxes. See additional discussion at the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA.

        Other significant businesses owned by SCANA are described in the preceding Corporate Structure section.

COMPETITION

        For a discussion of the impact of competition, see the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G, and the Competition section of Management's Narrative Analysis of Results of Operations for PSNC Energy.

CAPITAL REQUIREMENTS

        SCANA's, SCE&G's and PSNC Energy's cash requirements arise primarily from operational needs, construction programs and payment of dividends. The ability of regulated utilities to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, depends upon their ability to attract the necessary financial capital on reasonable terms. Regulated utilities recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated utilities continue their ongoing construction programs, regulated utilities expect to seek increases in rates. SCANA's, SCE&G's and PSNC Energy's future financial position and results of operations will be affected by their ability to obtain adequate and timely rate and other regulatory relief, if requested.

        For a discussion of the impact of various rate matters on capital requirements, see the Regulatory Matters section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G and Note 2 to the consolidated financial statements for SCANA, SCE&G and PSNC Energy.

        During the three-year period 2005-2007, SCANA, SCE&G and PSNC Energy expect to meet capital requirements principally through internally generated funds and the incurrence of additional short-term and long-term indebtedness and sales of additional equity securities by SCANA. Beginning in May 2004, shares of SCANA's common stock purchased on behalf of participants in the Investor Plus Plan and the Stock Purchase-Savings Plan were purchased directly from SCANA rather than on the open market. SCANA expects such purchases to continue indefinitely. SCANA, SCE&G and PSNC Energy expect that they have or can obtain adequate sources of financing to meet their projected cash requirements for the next 12 months and for the foreseeable future.

        For a discussion of cash requirements for construction and nuclear fuel expenditures, see the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

CAPITAL PROJECTS

        In May 2004 SCE&G's 880 megawatt Jasper County Electric Generating Station began commercial operation. The plant includes three natural gas combustion-turbine generators and one steam-turbine generator. The total cost of the project was approximately $506 million, which includes the original construction costs for the plant itself, as well as AFC and other project-related costs. All such costs have been approved for recovery in rate base.

        In 2001 SCE&G began construction to reinforce its Lake Murray Dam in order to comply with new federal safety standards mandated by the FERC. Construction for the project and related activities is expected to cost approximately $275 million (excluding AFC) and be completed in 2005. Costs incurred through December 31, 2004 totaled approximately $240 million.

        Construction of SCPC's South System Loop was completed in March 2004 at a cost of approximately $21 million. This pipeline stretches 38.3 miles from SCG Pipeline's connection with SCE&G's Jasper County Electric Generating Station to Yemassee in Hampton County, South Carolina, providing a new gas supply source to SCPC's current system.

        For a discussion of contractual cash obligations, financing limits, financing transactions and other related information, see the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G and the Capital Expansion Program and Liquidity Matters section of Management's Narrative Analysis of Results of Operations for PSNC Energy.

        SCANA's ratios of earnings to fixed charges were 2.65, 2.82, 0.53, 4.37 and 2.47 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. To achieve a ratio of 1.0 for the year ended December 31, 2002, SCANA would have needed an additional $108.6 million in income before income taxes. SCANA's ratio for 2002 was negatively impacted by the impairment charge related to the acquisition adjustment associated with PSNC Energy and the impairments of SCANA's investments in certain telecommunications securities. For SCE&G these ratios were 3.15, 3.01, 3.13, 3.37 and 3.99 for the same periods. For PSNC Energy these ratios were 2.80, 3.37, (7.78), 2.54 and 3.05 for the same periods. To achieve a ratio of 1.0 for the year ended December 31, 2002, PSNC Energy would have needed an additional $193.2 million in income before income taxes. PSNC Energy's ratio for 2002 was negatively impacted by the impairment charge related to the acquisition adjustment described above.

ELECTRIC OPERATIONS

Electric Sales

        SCE&G's sales of electricity by class as a percent of total electric revenues for 2004 and 2003 were as follows:

CLASSIFICATION	2003	2004
Residential	42%	40%
Commercial	32%	30%
Industrial	19%	17%
Sales for resale	4%	9%
Other	2%	2%

Total Territorial	99%	98%
NMST	1%	2%

Total	100%	100%

        Sales for resale include sales to one municipality and two electric cooperatives. Sales under the NMST during 2004 include sales to 31 investor-owned utilities and registered marketers, seven electric cooperatives, one municipality and three federal/state electric agencies. During 2003 sales under the NMST included sales to 29 investor-owned utilities and registered marketers, seven electric cooperatives, five municipalities and three federal/state electric agencies.

        During 2004 SCE&G recorded a net increase of 14,324 customers, increasing its total electric customers to 585,264 at year end. A new all-time peak summer demand of 4,574 MW was set on July 14, 2004. The previous all-time peak demand of 4,474 MW was set on January 24, 2003.

        For the three-year period 2005-2007, SCE&G's total territorial KWh sales of electricity are projected to increase 2.0% annually, assuming normal weather. SCE&G's total electric customer base is projected to increase 2.0% annually. Over the same three-year period, SCE&G's territorial peak load (summer, in MW) is projected to increase 2.2% annually. SCE&G's goal is to maintain a reserve margin of between 12% and 18%. As of December 31, 2004 the reserve margin was approximately 15%.

Electric Interconnections

        SCE&G purchases all of the electric generation of GENCO's Williams Station under a Unit Power Sales Agreement which has been approved by FERC. See Properties—Electric Properties for Williams Station's generating capacity.

        SCE&G's transmission system is part of the interconnected grid extending over a large part of the southern and eastern portions of the nation. SCE&G, Virginia Electric and Power Company, Duke Power Company, Carolina Power & Light Company (Progress Energy Carolinas), APGI (Yadkin Division) and Santee Cooper are members of the Virginia-Carolinas Reliability Group, one of several geographic divisions within the Southeastern Electric Reliability Council. This Council provides for coordinated planning for reliability among bulk power systems in the Southeast. SCE&G is also interconnected with Georgia Power Company, Savannah Electric and Power Company, Oglethorpe Power Corporation and the Southeastern Power Administration's Clarks Hill Project. For a discussion of the impact certain legislative and regulatory initiatives may have on SCE&G's transmission system, see Electric Operations within the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

Fuel Costs

        The following table sets forth the average cost of nuclear fuel, coal and gas and the weighted average cost of all fuels (including oil) for the years 2002-2004.

	Cost of Fuel Used
	2002	2003	2004
Per MMBTU:
Nuclear	$.50	$.53	$.50
Coal—SCE&G	1.65	1.68	1.92
Coal—GENCO	1.70	1.75	2.12
Gas—SCE&G	3.11	7.02	7.31
All Fuels (weighted average)	1.48	1.58	1.96
Per Ton:
Coal—SCE&G	$41.39	$42.06	$47.49
Coal—GENCO	43.30	44.30	52.69
Per MCF:
Gas—SCE&G	$3.27	$7.76	$7.81

Fuel Supply

        The following table shows the sources and approximate percentages of total MWh generation by each category of fuel for the years 2002-2004 and the estimates for the years 2005-2007.

	% of Total MWh Generated
	Actual			Estimated
	2002	2003	2004	2005	2006	2007
Coal	70%	70%	68%	67%	65%	65%
Nuclear	21	21	21	19	19	20
Hydro	4	6	4	5	5	5
Natural Gas & Oil	5	3	7	9	11	10

	100%	100%	100%	100%	100%	100%

        Coal is used at five of SCE&G's fossil fuel-fired plants and GENCO's Williams Station. Unit train deliveries are used at all of these plants and in some cases truck deliveries are used. On December 31, 2004 SCE&G had approximately a 27-day supply of coal in inventory and GENCO had approximately a 22-day supply.

        Coal is obtained through supply contracts and purchases on the spot market. Spot market purchases are expected to continue for coal requirements in excess of those provided by existing contracts or when spot market prices are favorable.

        Contract coal is purchased from ten suppliers located in eastern Kentucky, Tennessee, West Virginia and southwest Virginia. Contract commitments, which expire at various times through 2008, are approximately 6 million tons annually, which is 86% of total expected coal purchases for 2005. Sulfur restrictions on the contract coal range from 1.0% to 1.5%.

        SCANA & SCE&G believe that SCE&G's and GENCO's operations comply with all existing regulations relating to the discharge of sulfur dioxide and nitrogen oxides (NOx). See additional discussion at Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

        SCE&G has adequate supplies of uranium or enriched uranium product under contract to manufacture nuclear fuel for Summer Station through 2008. The following table summarizes all contract commitments for the stages of nuclear fuel assemblies:

Commitment	Contractor	Remaining Regions(1)	Expiration Date
Enrichment	United States Enrichment Corporation(2)	18-20	2008
Fabrication	Westinghouse Electric Corporation	18-22	2011

(1)
A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region 17 was loaded in 2003. Region 18 is scheduled to be loaded in 2005.

(2)
Contract provisions for the delivery of enriched uranium product encompass supply, conversion and enrichment services.

        SCE&G has on-site spent nuclear fuel storage capability until at least 2018 and expects to be able to expand its storage capacity to accommodate the spent fuel output for the life of Summer Station (including the license extension discussed below) through dry cask storage or other technology as it becomes available. In addition, there is sufficient on-site storage capacity over the life of Summer Station to permit storage of the entire reactor core in the event that complete unloading should become desirable or necessary. For information regarding the contract and pending litigation with the DOE for disposal of spent fuel, see Nuclear Fuel Disposal within the Environmental Matters section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

Decommissioning

        In April 2004 the NRC approved SCE&G's application for a 20-year license extension for Summer Station. The extension allows the plant to operate through August 6, 2042. For information regarding the decommissioning of Summer Station, see Note 1H, Nuclear Decommissioning, of SCANA's and SCE&G's consolidated financial statements.

GAS OPERATIONS

Gas Sales—Regulated

        Sales of natural gas by class as a percent of total regulated gas revenues for 2004 and 2003 were as follows:

	SCANA		SCE&G		PSNC Energy
CLASSIFICATION
	2003	2004	2003	2004	2003	2004
Residential	41.0%	40.8%	40.5%	38.8%	58.8%	59.3%
Commercial	24.1%	24.7%	32.4%	32.3%	28.3%	28.9%
Industrial	27.7%	29.3%	26.2%	28.1%	7.5%	6.5%
Sales for Resale	4.1%	1.5%	—	—	—	—
Transportation Gas	3.1%	3.7%	0.9%	0.8%	5.4%	5.3%

Total	100%	100%	100%	100%	100%	100%

        For the three-year period 2005-2007, SCANA's total consolidated sales of regulated natural gas in DTs are projected to increase 1.6% annually, assuming normal weather. Residential DT sales are projected to increase 2.0% annually, commercial sales 2.0% and industrial sales 1.2%. Sales for resale are not expected to increase significantly. SCANA's total consolidated natural gas customer base is projected to increase 2.3% annually.

        During 2004 SCANA recorded a net increase of approximately 20,300 regulated gas customers, increasing its regulated gas customers to approximately 691,000. SCE&G recorded a net increase of approximately 5,900 gas customers, increasing its total gas customers to approximately 282,000. PSNC Energy recorded a net increase of approximately 14,400 customers, increasing its total customers to approximately 408,000.

        The demand for gas is affected principally by the weather and the price relationship between gas and alternate fuels.

        SCPC, operating wholly within South Carolina, provides natural gas utility and transportation services for its industrial customers, and supplies natural gas to SCE&G and other wholesale purchasers. SCG Pipeline transports gas to SCE&G's Jasper County Electric Generating Station. In 2005, SCANA expects to merge SCPC and SCG Pipeline. See the Overview Section of SCANA's Management Discussion and Analysis of Financial Condition and Results of Operations.

Gas Cost, Supply and Curtailment Plans

  South Carolina

        SCPC purchases natural gas under contracts with producers and marketers in both the spot and long-term markets. The gas is brought to South Carolina through transportation agreements with Southern Natural (expiring in 2010) and Transco (expiring in 2008 and 2017). The daily volume of gas that SCPC is entitled to transport under these contracts on a firm basis is 188 MMCF from Southern Natural and 105 MMCF from Transco. Of these amounts, 3.5 MMCF from Southern Natural and 1.9 MMCF from Transco have been temporarily released to the City of Orangeburg for a period of two years, and 22.3 MMCF from Southern Natural and 12.5 MMCF from Transco have been temporarily released to Patriots Energy Group for a period of two years. SCPC also had an additional firm service contract with Southern Natural (expiring in 2017) for 50 MMCF which was temporarily assigned to SCE&G for use in electric generation. In February 2005, the Southern Natural contract was permanently assigned to SCE&G. Additional natural gas volumes are brought to SCPC's system as capacity is available for interruptible transportation. SCE&G, under contract with SCPC, is entitled to receive a daily contract demand of 276,495 DTs for resale to SCE&G's customers. The contract allows

SCE&G to receive amounts in excess of this demand based on availability. In addition, SCE&G, under contract with SEMI, is entitled to receive a daily contract demand of 120,000 DTs for use in electric generation. SCG transports the gas to SCE&G under a separate contract.

        During 2004 SCPC's average cost per MCF of natural gas purchased for resale, including firm service demand charges, was $6.99, compared to $6.18 during 2003. SCE&G's average cost per MCF was $7.96 and $6.82 during 2004 and 2003, respectively.

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

        To meet the requirements of its high priority natural gas customers during periods of maximum demand, SCPC supplements its supplies of natural gas from two LNG liquefaction and storage facilities. The LNG plants are capable of storing the liquefied equivalent of 1,880 MMCF of natural gas. Approximately 1,732 MMCF (liquefied equivalent) of gas were in storage at December 31, 2004. On peak days the LNG plants can regasify up to 150 MMCF per day. Additionally, SCPC had contracted for 6,447 MMCF of natural gas storage space, of which, 154 MMCF has been temporarily released to Patriots Energy Group for a period of two years. Approximately 5,104 MMCF of gas were in storage on December 31, 2004.

        The SCPSC has established allocation priorities applicable to the firm and interruptible capacities of SCPC. These curtailment plan priorities apply to SCPC's direct industrial customers and resale distribution customers, including SCE&G.

  North Carolina

        PSNC Energy purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a reservation charge. The gas is brought to North Carolina through transportation agreements with Transco and Dominion Transmission, Inc. with expiration dates ranging through 2016. The daily volume of gas that PSNC Energy is entitled to transport under these contracts on a firm basis is 259,894 DT from Transco and 30,331 DT from Dominion Transmission. In addition, PSNC Energy is entitled to firm transportation service on the Patriot Extension Project, a project of East Tennessee Natural Gas Company, and firm storage service on the Saltville Storage Project, an affiliate of East Tennessee Natural Gas Company, that provide an aggregate daily demand of 30,000 DT.

        During 2004 PSNC Energy's average cost per DT of natural gas purchased for resale, including firm service demand charges, was $7.95, compared to $6.80 during 2003.

        To meet the requirements of its high priority natural gas customers during periods of maximum demand, PSNC Energy supplements its supplies of natural gas with underground natural gas storage services and LNG peaking services. Underground natural gas storage service agreements with Dominion Gas Transmission, Columbia Gas Transmission, Transco and East Tennessee Natural Gas Company provide for storage capacity of approximately 12,000 MMCF. Approximately 9,900 MMCF were in storage at December 31, 2004. In addition, PSNC Energy's own LNG facility is capable of storing the liquefied equivalent of 1,000 MMCF of natural gas with regasification capability of approximately 100 MMCF per day. Approximately 520 MMCF (liquefied equivalent) were in storage at December 31, 2004. LNG storage service agreements with Transco, Cove Point LNG and Pine Needle LNG provide for 1,300 MMCF (liquefied equivalent) of storage space. Approximately 1,110 MMCF (liquefied equivalent) were in storage at December 31, 2004.

        SCANA, SCE&G and PSNC Energy believe that supplies under long-term contracts and supplies available for spot market purchase are adequate to meet existing customer demands and to accommodate growth.

Gas Marketing—Nonregulated

        SEMI's activities are primarily focused in the Southeast, where SEMI markets natural gas and provides energy-related risk management services to producers and consumers. In addition, SCANA Energy, a division of SEMI, markets natural gas to over 470,000 customers (as of December 31, 2004) in Georgia's natural gas market. In March 2004 SCANA Energy acquired approximately 47,000 retail natural gas customers formerly served by another gas marketer in Georgia. With this transaction, SCANA Energy's total customer base represents about a 30 percent share of the approximately 1.5 million customers in Georgia's deregulated natural gas market. SCANA Energy remains the second largest natural gas marketer in the state.

        Policies and procedures and risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by SCANA, SCE&G and PSNC Energy. The Board of Directors of each company has delegated to a Risk Management Committee the authority to set risk limits, establish policies and procedures for risk management and measurement, and to oversee and review the risk management process and infrastructure. The Risk Management Committee, which is comprised of certain officers, including a Risk Management Officer and senior officers, apprises the Board of Directors with regard to the management of risk and brings to the Board's attention any areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions.

REGULATION

        SCANA is a registered public utility holding company under PUHCA. SCANA and its subsidiaries are subject to the jurisdiction of the SEC as to financings, acquisitions and diversifications, affiliate transactions and other matters. Certain subsidiaries of SCANA are regulated by state public service commissions or FERC as to the following matters.

        SCE&G is subject to the jurisdiction of the SCPSC as to retail electric and gas rates, service, accounting, issuance of securities (other than short-term borrowings) and other matters.

        GENCO is subject to the jurisdiction of the SCPSC as to issuance of securities (other than short-term borrowings) and is subject to the jurisdiction of FERC as to accounting and other matters.

        PSNC Energy is subject to the jurisdiction of the NCUC as to gas rates, service, issuance of securities (other than notes with a maturity of two years or less or renewals of notes with a maturity of six years or less), accounting and other matters.

        SCPC is subject to the jurisdiction of the SCPSC as to gas rates, service, accounting and other matters.

        SCG Pipeline is subject to the jurisdiction of FERC as to gas rates, service, accounting and other matters.

        SCANA Energy is regulated by the GPSC through its certification as a natural gas marketer in Georgia and specifically is subject to the jurisdiction of the GPSC as to gas rates for certain of its customers classified as low-income or high credit risk and as to certain other marketing activities.

        SCE&G and GENCO are subject to regulation under the Federal Power Act, administered by FERC and DOE, in the transmission of electric energy in interstate commerce and in the sale of electric energy at wholesale for resale, as well as with respect to licensed hydroelectric projects and certain other matters, including accounting. See the Regulatory Matters section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

        SCE&G holds licenses under the Federal Water Power Act or the Federal Power Act with respect to all of its hydroelectric projects. The expiration dates of the licenses covering the projects are as follows:

Project	License Expiration	Project	License Expiration
Saluda (Lake Murray)	2010	Stevens Creek	2025
Fairfield Pumped Storage	2020	Neal Shoals	2036
Parr Shoals	2020

        In November 2003 FERC granted SCE&G a five-year license extension (until 2010) for the Saluda project at Lake Murray because the FERC-mandated draw-down of Lake Murray will affect the studies required of normal lake conditions. The five-year extension will allow time for the lake level to return to normal operating conditions and to stabilize in order to conduct meaningful studies that may impact future license requirements. For a discussion of SCE&G's agreement with FERC to reinforce the Lake Murray Dam (related to the Saluda project), see the previous discussion under Capital Projects and see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

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

        For a discussion of legislative and regulatory initiatives being proposed that would affect SCE&G's transmission system, see Electric Operations within the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

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

RATE MATTERS

        For a discussion of the impact of various rate matters, see the Regulatory Matters section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G, and Note 2 to the consolidated financial statements for SCANA, SCE&G and PSNC Energy.

        SCE&G's and PSNC Energy's gas rate schedules for their residential and small commercial and small industrial customers include a WNA. SCE&G's and PSNC Energy's WNA were approved by the SCPSC and NCUC, respectively, and are in effect for bills rendered during the period November 1 through April 30 of each year. In each case the WNA increases tariff rates if weather is warmer than normal and decreases rates if weather is colder than normal. The WNA does not change the seasonality of gas revenues; however, it does reduce fluctuations caused by abnormal weather.

        In a January 2005 order the SCPSC granted SCE&G a composite increase in retail electric rates of approximately 2.89%, designed to produce additional annual revenues of approximately $41.4 million based on a test year calculation. The SCPSC lowered SCE&G's return on common equity from 12.45% to a range of between 10.4% and 11.4%, with rates to be set at 10.7%. The new rates became effective in January 2005. As part of its order, the SCPSC approved SCE&G's recovery of construction and operating costs for SCE&G's new Jasper County Electric Generating Station, recovery of costs of mandatory environmental upgrades primarily related to Federal Clean Air Act regulations and the application of current and anticipated net synthetic fuel tax credits to offset the cost of constructing the back-up dam at Lake Murray. The SCPSC also approved recovery over a five-year period of SCE&G's approximately $14 million of costs incurred in the formation of the GridSouth Regional Transmission Organization and recovery through base rates over three years of approximately $25.6 million of purchased power costs that were previously deferred. As a part of its order, the SCPSC extended through 2010 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, based on the level of revenues and operating expenses, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually, without additional approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

Fuel Cost Recovery Procedures

        The SCPSC has established a fuel cost recovery procedure which determines the fuel component in SCE&G's retail electric base rates annually based on projected fuel costs for the ensuing 12-month period, adjusted for any overcollection or undercollection from the preceding 12-month period. SCE&G has the right to request a formal proceeding at any time should circumstances dictate such a review. In April 2004 the SCPSC approved SCE&G's request to increase the fuel component of rates charged to electric customers from 1.678 cents per KWh to 1.821 cents per KWh. The increase reflects higher fuel costs projected for the period May 2004 through April 2005. The increase also provides continued recovery for under-collected actual fuel costs through February 2004. The new rates were effective as of the first billing cycle in May 2004.

        SCE&G's gas rate schedules and contracts include mechanisms that allow it to recover from its customers changes in the actual cost of gas. SCE&G's firm gas rates allow for the recovery of the cost of gas, based on projections, as established by the SCPSC in annual gas cost and gas purchase practice hearings. Any differences between actual and projected gas costs are deferred and included when projecting gas costs during the next annual gas cost recovery hearing.

        PSNC Energy operates under two rate provisions in addition to WNA that serve to reduce fluctuations in PSNC Energy's earnings. First, its Rider D rate mechanism allows PSNC Energy to recover, in any manner authorized by the NCUC, margin losses on negotiated gas sales. The Rider D rate mechanism also allows PSNC Energy to recover from customers all prudently incurred gas costs, including changes in natural gas prices. Second, PSNC Energy operates with full margin transportation rates. These rates allow PSNC Energy to earn the same margin on gas delivered to customers regardless of whether the gas is sold or only transported by PSNC Energy to the customer.

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

        SCPC's purchased gas adjustment for cost recovery and gas purchasing policies are reviewed annually by the SCPSC. In an October 2004 order, the SCPSC found that for the period January 2003 through December 2003 SCPC's gas purchasing policies and practices were prudent and SCPC properly adhered to the gas cost recovery provisions of its gas tariff.

ENVIRONMENTAL MATTERS

        Federal and state authorities have imposed environmental regulations and standards relating primarily to air emissions, wastewater discharges and solid, toxic and hazardous waste management. Developments in these areas may require that equipment and facilities be modified, supplemented or replaced. The ultimate effect of these regulations and standards upon existing and proposed operations cannot be predicted. For a more complete discussion of how these regulations and standards impact SCANA, SCE&G and PSNC Energy, see the Environmental Matters section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G and the consolidated financial statements for SCANA and SCE&G (Note 10C) and PSNC Energy (Note 8A).

OTHER MATTERS

        For a discussion of SCE&G's insurance coverage for Summer Station, see Note 10B to the consolidated financial statements for SCANA and for SCE&G.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH CAROLINA ELECTRIC & GAS COMPANY (Registrant)
Date: September 19, 2005	BY:	/s/ JAMES E. SWAN, IV James E. Swan, IV, Controller (Principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.03	Restated Articles of Incorporation of South Carolina Electric & Gas Company, as adopted on May 3, 2001 (Filed as Exhibit 3.01 to Registration Statement No. 333-65460 and incorporated by reference herein)
3.04	Articles of Amendment effective as of the dates indicated below and filed as exhibits to the Registration Statements or Exchange Act reports set forth below and are incorporated by reference herein
	May 22, 2001	Exhibit 3.02	to Registration No. 333-65460
	June 14, 2001	Exhibit 3.04	to Registration No. 333-65460
	August 30, 2001	Exhibit 3.05	to Registration No. 333-101449
	March 13, 2002	Exhibit 3.06	to Registration No. 333-101449
	May 9, 2002	Exhibit 3.07	to Registration No. 333-101449
	June 4, 2002	Exhibit 3.08	to Registration No. 333-101449
	August 12, 2002	Exhibit 3.09	to Registration No. 333-101449
	March 13, 2003	Exhibit 3.03	to Registration No. 333-108760
	May 22, 2003	Exhibit 3.04	to Registration No. 333-108760
	June 18, 2003	Exhibit 3.05	to Registration No. 333-108760
	August 7, 2003	Exhibit 3.06	to Registration No. 333-108760
	May 18, 2004	Exhibit 3.05	to Form 10-Q for the quarter ended June 30, 2004
	June 18, 2004	Exhibit 3.06	to Form 10-Q for the quarter ended June 30, 2004
	August 12, 2004	Exhibit 3.05	to Form 10-Q for the quarter ended Sept. 30, 2004
3.05	Articles of Amendment dated February 26, 2004 (Previously filed)
3.06	Articles of Correction filed on June 1, 2001 correcting May 22, 2001 Articles of Amendment (Filed as Exhibit 3.03 to Registration Statement No. 333-65460 and incorporated by reference herein)
3.07
Articles of Correction filed on February 17, 2004 correcting Articles of Amendment for the dates indicated below and filed as exhibits to the 2003 Form 10-K as set forth below and are incorporated by reference herein
	May 3, 2001	Exhibit 3.06
	May 22, 2001	Exhibit 3.07
	June 14, 2001	Exhibit 3.08
	August 30, 2001	Exhibit 3.09
	March 13, 2002	Exhibit 3.10
	May 9, 2002	Exhibit 3.11
	June 4, 2002	Exhibit 3.12
	August 12, 2002	Exhibit 3.13
	March 13, 2003	Exhibit 3.14
	May 22, 2003	Exhibit 3.15
	June 18, 2003	Exhibit 3.16
	August 7, 2003	Exhibit 3.17
3.09	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)
4.01
Articles of Exchange of South Carolina Electric & Gas Company and SCANA Corporation (Filed as Exhibit 4-A to Post-Effective Amendment No. 1 to Registration Statement No. 2-90438 and incorporated by reference herein)
4.03
Indenture dated as of January 1, 1945, between the South Carolina Power Company and Central Hanover Bank and Trust Company, as Trustee, as supplemented by three Supplemental Indentures dated respectively as of May 1, 1946, May 1, 1947 and July 1, 1949 (Filed as Exhibit 2-B to Registration Statement No. 2-26459 and incorporated by reference herein)
4.04
Fourth Supplemental Indenture dated as of April 1, 1950, to Indenture referred to in Exhibit 4.03, pursuant to which SCE&G assumed said Indenture (Exhibit 2-C to Registration Statement No. 2-26459 and incorporated by reference herein)
4.05
Fifth through Fifty-third Supplemental Indenture referred to in Exhibit 4.03 dated as of the dates indicated below and filed as exhibits to the Registration Statements set forth below and are incorporated by reference herein
	December 1, 1950	Exhibit 2-D	to Registration No. 2-26459
	July 1, 1951	Exhibit 2-E	to Registration No. 2-26459
	June 1, 1953	Exhibit 2-F	to Registration No. 2-26459
	June 1, 1955	Exhibit 2-G	to Registration No. 2-26459
	November 1, 1957	Exhibit 2-H	to Registration No. 2-26459

	September 1, 1958	Exhibit 2-I	to Registration No. 2-26459
	September 1, 1960	Exhibit 2-J	to Registration No. 2-26459
	June 1, 1961	Exhibit 2-K	to Registration No. 2-26459
	December 1, 1965	Exhibit 2-L	to Registration No. 2-26459
	June 1, 1966	Exhibit 2-M	to Registration No. 2-26459
	June 1, 1967	Exhibit 2-N	to Registration No. 2-29693
	September 1, 1968	Exhibit 4-O	to Registration No. 2-31569
	June 1, 1969	Exhibit 4-C	to Registration No. 33-38580
	December 1, 1969	Exhibit 4-O	to Registration No. 2-35388
	June 1, 1970	Exhibit 4-R	to Registration No. 2-37363
	March 1, 1971	Exhibit 2-B-17	to Registration No. 2-40324
	January 1, 1972	Exhibit 2-B	to Registration No. 33-38580
	July 1, 1974	Exhibit 2-A-19	to Registration No. 2-51291
	May 1, 1975	Exhibit 4-C	to Registration No. 33-38580
	July 1, 1975	Exhibit 2-B-21	to Registration No. 2-53908
	February 1, 1976	Exhibit 2-B-22	to Registration No. 2-55304
	December 1, 1976	Exhibit 2-B-23	to Registration No. 2-57936
	March 1, 1977	Exhibit 2-B-24	to Registration No. 2-58662
	May 1, 1977	Exhibit 4-C	to Registration No. 33-38580
	February 1, 1978	Exhibit 4-C	to Registration No. 33-38580
	June 1, 1978	Exhibit 2-A-3	to Registration No. 2-61653
	April 1, 1979	Exhibit 4-C	to Registration No. 33-38580
	June 1, 1979	Exhibit 2-A-3	to Registration No. 33-38580
	April 1, 1980	Exhibit 4-C	to Registration No. 33-38580
	June 1, 1980	Exhibit 4-C	to Registration No. 33-38580
	December 1, 1980	Exhibit 4-C	to Registration No. 33-38580
	April 1, 1981	Exhibit 4-D	to Registration No. 33-38580
	June 1, 1981	Exhibit 4-D	to Registration No. 33-49421
	March 1, 1982	Exhibit 4-D	to Registration No. 2-73321
	April 15, 1982	Exhibit 4-D	to Registration No. 33-49421
	May 1, 1982	Exhibit 4-D	to Registration No. 33-49421
	December 1, 1984	Exhibit 4-D	to Registration No. 33-49421
	December 1, 1985	Exhibit 4-D	to Registration No. 33-49421
	June 1, 1986	Exhibit 4-D	to Registration No. 33-49421
	February 1, 1987	Exhibit 4-D	to Registration No. 33-49421
	September 1, 1987	Exhibit 4-D	to Registration No. 33-49421
	January 1, 1989	Exhibit 4-D	to Registration No. 33-49421
	January 1, 1991	Exhibit 4-D	to Registration No. 33-49421
	July 15, 1991	Exhibit 4-D	to Registration No. 33-49421
	August 15, 1991	Exhibit 4-D	to Registration No. 33-49421
	April 1, 1993	Exhibit 4-E	to Registration No. 33-49421
	July 1, 1993	Exhibit 4-D	to Registration No. 33-49421
	May 1, 1999	Exhibit 4.04	to Registration No. 333-86387
4.06
Indenture dated as of April 1, 1993 from South Carolina Electric & Gas Company to NationsBank of Georgia, National Association (Filed as Exhibit 4-F to Registration Statement No. 33-49421 and incorporated by reference herein)
4.07	First Supplemental Indenture to Indenture referred to in Exhibit 4.06 dated as of June 1, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-49421 and incorporated by reference herein)
4.08	Second Supplemental Indenture to Indenture referred to in Exhibit 4.06 dated as of June 15, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-57955 and incorporated by reference herein)
*10.01	SCANA Executive Deferred Compensation Plan as amended February 20, 2003 (Filed as Exhibit 10.01 to Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein)
*10.02	SCANA Director Compensation and Deferral Plan as amended January 1, 2001 (Filed as Exhibit 4.03 to Registration Statement No. 333-18973 and incorporated by reference herein)
*10.03	Amendment to SCANA Director Compensation and Deferral Plan adopted April 29, 2004 (Filed as Exhibit 10.03 to Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein)
*10.04	SCANA Supplementary Executive Retirement Plan as amended July 1, 2001 (Filed as Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)

*10.05	SCANA Key Executive Severance Benefits Plan as amended July 1, 2001 (Filed as Exhibit 10.03 to Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)
*10.06	SCANA Supplementary Key Severance Benefits Plan as amended July 1, 2001 (Filed as Exhibit 10.03a to Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)
*10.07	SCANA Long-Term Equity Compensation Plan dated January 2000 (Filed as Exhibit 4.04 to Registration Statement No. 333-37398 and incorporated by reference herein)
*10.08	Amendment to SCANA Long-Term Equity Compensation Plan adopted April 29, 2004 (Filed as Exhibit 10.08 to Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein)
*10.09	Description of SCANA Whole Life Option (Filed as Exhibit 10-F to Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809 and incorporated by reference herein)
*10.10
Description of SCANA Corporation Executive Annual Incentive Plan (Filed as Exhibit 10-G to Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809 and incorporated by reference herein)
10.16	Service Agreement between SCE&G and SCANA Services, Inc., effective January 1, 2004 (Filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein)
*10.17	Consulting Agreement with H. Thomas Arthur (Filed as Exhibit 99.01 to Form 8-K dated February 3, 2005 and incorporated by reference herein)
*10.18	Description of Amendment to SCANA Corporation Executive Annual Incentive Plan (Filed on Form 8-K dated February 23, 2005 and incorporated by reference herein)
12.02	Statement Re Computation of Ratios (Filed herewith)
23.02	Consents of Experts and Counsel (Consent of Independent Registered Public Accounting Firm) (Previously filed)
24.01	Power of Attorney (Previously filed)
31.03	Certification of Principal Executive Officer Required by Rule 13a-14 (Previously filed)
31.04	Certification of Principal Financial Officer Required by Rule 13a-14 (Previously filed)
31.09	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.10	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
32.03	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Previously furnished)
32.04	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Previously furnished)
32.09	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.10	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

*
Management Contract or Compensatory Plan or Arrangement

QuickLinks

EXPLANATORY NOTE
PART I
  ITEM 1. BUSINESS
SIGNATURE
EXHIBIT INDEX