Form 10-Q/A
period 2005-06-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 2005-09-19
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 1-3375

SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Exact name of registrant as specified in its charter)

SOUTH CAROLINA	57-0248695
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

 1426 MAIN STREET, COLUMBIA, SOUTH CAROLINA   29201
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Shares of common stock outstanding, $4.50 par value, totaled 40,296,147 at July 31, 2005, all of which were owned by SCANA Corporation, the issuer’s corporate parent.

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q/A of South Carolina Electric & Gas Company for the quarter ended June 30, 2005 has been filed to amend the ratio of earnings to fixed charges (SEC Method) in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other than this change, the addition of the certifications listed below, their inclusion in the exhibit index, and the new signature page, no other changes have been made to the original filing. In order to preserve the nature and character of the disclosures as originally filed, except as specifically noted above, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing. Accordingly, this amendment and the quarterly report on Form 10-Q which it amends should be read in conjunction with the registrant’s subsequent filings with the Commission.

The exhibit index has been amended to add the following (all of which are filed herewith).

31.07	Certification of Principal Executive Officer Required by Rule 13a-14
31.08	Certification of Principal Financial Officer Required by Rule 13a-14
32.07	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.08	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTH CAROLINA ELECTRIC & GAS COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company’s (SCE&G, and together with its consolidated affiliates, the Company) Annual Report on Form 10-K for the year ended December 31, 2004.

Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) regulatory actions or changes in the utility regulatory environment, (3) current and future litigation, (4) changes in the economy, especially in SCE&G’s service territory, (5) the impact of competition from other energy suppliers, including competition from alternate fuels in industrial interruptible markets, (6) growth opportunities, (7) the results of financing efforts, (8) changes in the Company’s accounting policies, (9) weather conditions, especially in areas served by SCE&G, (10) performance of SCANA Corporation’s (SCANA) pension plan assets and the impact on SCE&G’s results of operations, (11) inflation, (12) changes in environmental regulations and (13) the other risks and uncertainties described from time to time in SCE&G’s periodic reports filed with the United States Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

Electric Operations

  The Energy Policy Act of 2005 (the “energy bill”) passed both houses of Congress in July 2005 and is expected to be signed by the President in August 2005.   Some key provisions of the energy bill include the establishment of an electric reliability organization to enforce reliability standards for transmission systems, the restriction of standard market design (SMD) rulemaking by the Federal Energy Regulatory Commission (FERC) and the provision for continued reservation of electric transmission capacity needed to serve native load customers.  Also, the energy bill repeals the Public Utility Holding Company Act of 1935, and provides for greater regulatory oversight by other federal and state authorities.  The Company is reviewing the energy bill to determine the impact it will have on the Company’s operations.  In a separate development, in July 2005 FERC terminated its proposed rule for SMD.  The Company cannot predict when or if FERC will advance other regulatory initiatives related to the national energy market or what conditions such initiatives would impose on utilities.

Gas Distribution

On April 26, 2005, SCE&G filed an application with the Public Service Commission of South Carolina (SCPSC) requesting a 7.09 percent increase in retail natural gas base rates, or approximately $28 million based on an adjusted test year ended December 31, 2004. A hearing on this request is expected to be held in September 2005. If approved, it is anticipated that the new rates would go into effect in November 2005.

In February 2005, the Natural Gas Stabilization Act of 2005 (Stabilization Act) became law in South Carolina. The Stabilization Act allows natural gas distribution companies to request annual adjustments to rates to reflect changes in revenues and expenses and changes in investment. Such annual adjustments are subject to certain qualifying criteria and review by the SCPSC.

RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
AS COMPARED TO THE CORRESPONDING PERIODS IN 2004

Net Income

Net income was as follows:

	Second Quarter		Year to Date
Millions of dollars	2005	2004	2005	2004

Net income	$39.9	$56.9	$92.0	$110.7

Second Quarter

Net income decreased by approximately $3.8 million due to higher depreciation and operating expenses related to the Jasper County Electric Generating Station, $19.8 million due to milder weather, $1.4 million due to increased interest expense, $2.2 million due to new depreciation rates and $1.5 million due to other operating expenses. These decreases were partially offset by approximately $9.7 million from increased retail electric rates that went into effect in January 2005, off-system sales of $2.6 million and increased growth and consumption of $2.0 million. Accelerated depreciation on the Lake Murray back-up dam and recognition of synthetic fuel tax credits and related items had no effect on net income, as discussed below.

Year to Date

Net income decreased by approximately $11.0 million due to higher depreciation and operating expenses related to the Jasper County Electric Generating Station, $25.2 million due to milder weather, $2.8 million due to increased interest expense, $4.4 million due to new depreciation rates and $4.6 million due to other operating expenses. These decreases were partially offset by approximately $19.3 million from increased retail electric rates that went into effect in January 2005, off-system sales of $2.6 million and increased growth and consumption of $7.4 million. Accelerated depreciation on the Lake Murray back-up dam and recognition of synthetic fuel tax credits and related items had no effect on net income, as discussed below.

Recognition of Synthetic Fuel Tax Credits

SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel, the use of which fuel qualifies for federal income tax credits. These synthetic fuel production facilities were placed in operation in 2000 and 2001. Under an accounting plan approved by the SCPSC in June 2000, the synthetic fuel tax credits generated by the partnerships and passed through to SCE&G, net of partnership losses and other expenses, were to be deferred until the SCPSC approved their application to offset capital costs of projects required to comply with legislative or regulatory actions.

In a January 2005 order, the SCPSC approved SCE&G’s request to apply these synthetic fuel tax credits to offset the construction costs of the Lake Murray Dam project. Under the accounting methodology approved by the SCPSC, construction costs related to the project are recorded in utility plant in service in a special dam remediation account outside of rate base, and depreciation is recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.

The level of depreciation expense and related tax benefit recognized in the income statement will be equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account is declining as accelerated depreciation is recorded.

Although these entries collectively have no impact on consolidated net income, they can have a significant impact on individual line items within the income statement. In addition, SCE&G is allowed to record non-cash carrying costs on the unrecovered investment, which is described further at Allowance For Funds Used During Construction. The accelerated depreciation, synthetic fuel tax credits, partnership losses and the income tax benefit arising from such losses recognized by SCE&G during 2005 are as follows:

Factors Increasing (Decreasing) Net Income (millions)	Recognized 2nd Quarter 2005	Year to Date 2005

Recognized in Statement of Income:
Depreciation and amortization expense	$(13.9)	$(183.6)

Income tax benefits:
From synthetic fuel tax credits	11.2	155.2
From accelerated depreciation	5.3	70.2
From partnership losses	1.6	25.9
Total income tax benefits	18.1	251.3

Losses from Equity Method Investments	(4.2)	(67.7)

Impact on Net Income	-	-

Pension Income

Pension income was recorded on the Company’s financial statements as follows:

	Second Quarter		Year to Date
Millions of dollars	2005	2004	2005	2004

Income Statement Impact:
Reduction in employee benefit costs	$1.5	$1.1	$3.0	$2.4
Other income	3.1	2.6	6.1	5.1
Balance Sheet Impact:
Reduction in capital expenditures	0.4	0.3	0.8	0.7
Component of amount due to Summer Station co-owner	0.1	0.1	0.3	0.3
Total Pension Income	$5.1	$4.1	$10.2	$8.5

For the last several years, the market value of SCANA’s retirement plan (pension) assets has exceeded the total actuarial present value of accumulated plan benefits. The Company’s portion of SCANA’s pension income for the second quarter and year to date 2005 increased compared to the corresponding periods in 2004, primarily as a result of positive investment returns.

Allowance for Funds Used During Construction (AFC)

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC for the three months ended June 30, 2005 decreased slightly primarily due to completion of the Jasper County Electric Generating Station in May 2004. Included in the equity portion of AFC for the three and six months ended June 30, 2005 is approximately $2.8 million and $5.6 million, respectively, which was accrued as a result of the January 2005 SCPSC rate order related to construction costs for the back-up dam at Lake Murray.

Dividends Declared

SCE&G’s Board of Directors has declared the following dividends on common stock held by SCANA during 2005:

Declaration Date	Amount	Quarter Ended	Payment Date

February 17, 2005	$38.0 million	March 31, 2005	April 1, 2005
May 5, 2005	$38.0 million	June 30, 2005	July 1, 2005
July 27, 2005	$38.0 million	September 30, 2005	October 1, 2005

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, South Carolina Generating Company, Inc. and South Carolina Fuel Company, Inc. Electric operations sales margins were as follows:

	Second Quarter			Year to Date
Millions of dollars	2005	% Change	2004	2005	% Change	2004

Operating revenues	$438.2	0.6%	$435.4	$854.5	4.6%	$816.6
Less: Fuel used in generation	137.2	14.2%	120.1	265.0	23.0%	215.5
Purchased power	11.0	(44.4)%	19.8	17.6	(45.8)%	32.5
Margin	$290.0	(1.9)%	$295.5	$571.9	0.6%	$568.6

Second Quarter

Margin decreased primarily due to unfavorable weather, which had an impact of $19.8 million. This decrease was offset by $9.7 million due to increased retail electric rates that went into effect in January 2005, by $2.6 million related to increased off-system sales and by customer growth and increased consumption of $2.0 million.

Year to Date

Margin increased primarily due to increased retail electric rates that went into effect in January 2005, which had an impact of $19.3 million, by $2.6 million related to increased off-system sales and by customer growth and increased consumption of $7.4 million. These factors were partially offset by $25.2 million due to unfavorable weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margins (including transactions with affiliates) were as follows:

	Second Quarter			Year to Date
Millions of dollars	2005	% Change	2004	2005	% Change	2004

Operating revenues	$84.8	24.9%	$67.9	$241.7	13.2%	$213.5
Less: Gas purchased for resale	71.0	28.4%	55.3	191.7	15.4%	166.1
Margin	$13.8	9.5%	$12.6	$50.0	5.5%	$47.4

Second Quarter and Year to Date

Margin increased primarily due to customer growth.

Other Operating Expenses

Other operating expenses were as follows:

	Second Quarter			Year to Date
Millions of dollars	2005	% Change	2004	2005	% Change	2004

Other operation and maintenance	$112.5	8.7%	$103.5	$221.9	4.6%	$212.2
Depreciation and amortization	77.7	*	55.5	311.2	*	107.4
Other taxes	36.0	3.7%	34.7	70.9	1.7%	69.7
Total	$226.2	*	$193.7	$604.0	*	$389.3
*Not meaningful

Second Quarter

Other operation and maintenance expenses increased primarily due to increased nuclear and fossil maintenance expenses of $6.8 million. Depreciation and amortization increased approximately $13.9 million due to accelerated depreciation of the back-up dam at Lake Murray (previously explained at Recognition of Synthetic Fuel Tax Credits) and increased $2.7 million due to the completion of the Jasper County Electric Generating Station in May 2004 and $1.4 million due to normal net property changes. In addition, as a result of the January 2005 rate order, SCE&G received approval to amortize previously deferred purchased power costs and to implement new depreciation rates, resulting in $4.4 million of additional depreciation expense in the period.

Year to Date

Other operation and maintenance expenses increased primarily due to increased nuclear and fossil maintenance expenses of $11.4 million, partially offset by decreases in storm expenses of $1.9 million and $1.9 million of employee benefit expenses. Depreciation and amortization increased approximately $183.6 million due to accelerated depreciation of the back-up dam at Lake Murray (previously explained at Recognition of Synthetic Fuel Tax Credits) and increased $8.7 million due to the completion of the Jasper County Electric Generating Station in May 2004 and $2.9 million due to normal net property changes. In addition, as a result of the January 2005 rate order, SCE&G received approval to amortize previously deferred purchased power costs and to implement new depreciation rates, resulting in $8.7 million of additional depreciation expense in the period.

Interest Expense

Interest expense for the three and six months ended June 30, 2005 increased primarily due to reduced AFC of $4.6 million which was partially offset by lower interest rates and reduced long-term debt.

Income Taxes

Income tax expense for the three and six months ended June 30, 2005 decreased primarily due to the application of synthetic fuel tax credits, as previously discussed at Recognition of Synthetic Fuel Tax Credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company’s ratio of earnings to fixed charges for the 12 months ended June 30, 2005 was 1.85.

The Company’s cash requirements arise primarily from its operational needs, funding its construction programs and payment of dividends to SCANA. The ability of the Company to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon its ability to attract the necessary financial capital on reasonable terms. SCE&G recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and SCE&G continues its ongoing construction program, SCE&G expects to seek increases in rates. The Company’s future financial position and results of operations will be affected by SCE&G’s ability to obtain adequate and timely rate and other regulatory relief, if requested.

In a January 2005 order the SCPSC granted SCE&G a composite increase in retail electric rates of approximately 2.89%, designed to produce additional annual revenues of approximately $41.4 million based on a test year calculation. The SCPSC lowered SCE&G's return on common equity from 12.45% to an amount not to exceed 11.4%, with rates to be set at 10.7%. The new rates became effective in January 2005. As part of its order, the SCPSC approved SCE&G's recovery of construction and operating costs for SCE&G's new Jasper County Electric Generating Station, recovery of costs of mandatory environmental upgrades primarily related to Federal Clean Air Act regulations and the application of current and anticipated net synthetic fuel tax credits to offset the cost of constructing the back-up dam at Lake Murray (as previously discussed in Recognition of Synthetic Fuel Tax Credits). The SCPSC also approved recovery over a five-year period of SCE&G's approximately $14 million of costs incurred in the formation of the GridSouth Regional Transmission Organization and recovery through base rates over three years of approximately $25.6 million of purchased power costs that were previously deferred. As a part of its order, the SCPSC extended through 2010 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, in the event that SCE&G would otherwise earn in excess of its maximum allowed return on common equity, SCE&G may increase depreciation of its Cope Generating Station up to $36 million annually without additional approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

The following table summarizes how SCE&G generated and used funds for property additions and construction expenditures during the six months ended June 30, 2005 and 2004:

	Six Months Ended
	June 30,
Millions of dollars	2005	2004

Net cash provided from operating activities	$73	$165
Net cash provided from financing activities	115	37
Cash provided from sale of assets	1	1
Cash and cash equivalents available at the beginning of the period	20	56

Funds used for utility property additions and construction expenditures	$(183)	$(232)
Funds used for investments	(9)	(8)

The Company's issuance of various securities, including long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including state public service commissions and the Securities and Exchange Commission.

CAPITAL TRANSACTIONS

In June 2005 $525 million in committed revolving five-year credit facilities for SCE&G and Fuel Company were amended to extend the term of the existing credit facilities by an additional year. The credit facilities now will expire on June 30, 2010. None of these credit facilities require the borrower to make a representation as to “no material adverse change” related to financial condition or material litigation at the time of a borrowing, and none of the facilities contains covenants based on credit ratings under which lenders could refuse to advance funds.

On June 15, 2005 SCE&G retired at maturity $150 million in first mortgage bonds. These bonds bore interest at 7.50%. SCE&G used available cash, together with short-term borrowings, to effect the retirement.

In March 2005 SCE&G issued $100 million in first mortgage bonds having an annual interest rate of 5.25% and maturing March 1, 2035. The proceeds from the sale of these bonds were used for the redemption on April 1, 2005 of $100 million in first mortgage bonds due April 1, 2025 which bore interest at 7.625%

CAPITAL PROJECTS

In May 2005 SCE&G substantially completed construction of a back-up dam at Lake Murray in order to comply with new federal safety standards mandated by FERC. Construction of the project and related activities are estimated to cost approximately $275 million, excluding AFC.

ENVIRONMENTAL MATTERS

In March 2005 the Environmental Protection Agency (EPA) issued a final rule known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxides and sulfur dioxide emissions in order to attain mandated state levels. SCE&G has petitioned the United States Court of Appeals for the District of Columbia Circuit to review CAIR. Several other electric utilities have filed separate petitions. The petitioners seek a change in the method CAIR uses to allocate sulfur dioxide emission allowances to a method the petitioners believe is more equitable. The Company believes that installation of additional air quality controls will be needed to meet the CAIR requirements. Compliance plans and cost to comply with the rule will be determined once the Company completes its review. Such costs will be material and are expected to be recoverable through rates.

In March 2005 the EPA issued a final rule establishing a mercury emissions cap and trade program for coal-fired power plants that requires limits to be met in two phases, in 2010 and 2018. The Company is reviewing the final rule. Installation of additional air quality controls is likely to be required to comply with the mercury rule’s emission caps. Compliance plans and costs to comply with the rule will be determined once the Company completes its review. Such costs will be material and are expected to be recoverable through rates.

For other information on environmental matters, see Note 5B to condensed consolidated financial statements.

OTHER MATTERS

Synthetic Fuel

SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel, the use of which fuel qualifies for federal income tax credits. These synthetic fuel production facilities were placed in operation in 2000 and 2001. Under an accounting plan approved by the SCPSC in June 2000, the synthetic fuel tax credits generated by the partnerships and passed through to SCE&G, net of partnership losses and other expenses, were to be deferred until the SCPSC approved their application to offset capital costs of projects required to comply with legislative or regulatory actions.

The aggregate investment in these partnerships as of June 30, 2005 is approximately $2.8 million, and through June 30, 2005, they have generated and passed through to SCE&G approximately $155.2 million in such tax credits. As previously described at Net Income, in a January 2005 order, the SCPSC approved SCE&G’s request to apply these synthetic fuel tax credits to offset the construction costs of the Lake Murray Dam project. Under the accounting methodology approved by the SCPSC, construction costs related to the project are recorded in utility plant in service in a special dam remediation account outside of rate base, and depreciation is recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.

The level of depreciation expense and related income tax benefit recognized in the income statement is equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account is declining as accelerated depreciation is recorded. Although these entries collectively have no impact on consolidated net income, they can have a significant impact on individual line items within the income statement.

Depreciation on the Lake Murray Dam remediation account will be matched to available synthetic fuel tax credits on a quarterly basis until the balance in the dam remediation account is zero or until all of the available synfuel tax credits have been utilized. The synthetic fuel tax credit program expires at the end of 2007.

The ability to utilize the synthetic fuel tax credits is dependent on several factors, one of which is the average annual domestic wellhead price per barrel of crude oil as published by the U.S. Government. Under a phase-out provision included in the program, if the domestic wellhead reference price of oil per barrel for a given year is below an inflation-adjusted benchmark range for the year, all of the synthetic fuel tax credits that have been generated in that year are available for use. If that price is above the benchmark range, none of the tax credits would be available. If that price falls within the benchmark range, a certain percentage of the credits would be available.

The lower end of the inflation-adjusted benchmark range for 2004 was about $51 per barrel while the upper end of that range was about $64. Since the reference price of oil for 2004 was less than $37, all of the synthetic fuel tax credits the Company had recorded and deferred through 2004 were available for use. While the benchmark price range for 2005 has been estimated at between $52 and $65 per barrel, the 2005 reference price will not be known until April 2006. During 2005 and subject to continuing review of the estimated benchmark range and reference price of oil for 2005, the Company intends to continue to record synthetic fuel tax credits as they are generated and to apply those credits quarterly to allow the recording of accelerated depreciation related to the balance in the dam remediation project account. The Company cannot predict what impact, if any, the price of oil may have on the Company’s ability to earn synthetic fuel tax credits in the future.

In order to earn these tax credits, SCANA also must be subject to a regular federal income tax liability in an amount at least equal to the credits generated in any tax year. This tax liability could be insufficient if SCANA’s consolidated taxable income were to be significantly reduced as the result of realizing lower income or large deductions in any tax year. The availability of these synthetic fuel tax credits is also subject to coal availability and other operational risks related to the generating plants.

In March 2004, one of the partnerships, S. C. Coaltech No. 1 L.P. received a “No Change” letter from the Internal Revenue Service (IRS) related to its synthetic fuel operations for the tax year 2000. After review of testing procedures and supporting documentation and conducting an independent investigation, the IRS found that the partnership produces a qualifying fuel under section 29 of the Internal Revenue Code (IRC) and found no reason to challenge the first placed-in-service status of the facility. This letter supports the Company’s position that the synthetic fuel tax credits have been properly claimed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrant)

By:	/s/James E. Swan, IV
September 19, 2005	James E. Swan, IV
Controller
(Principal accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.11
Articles of Amendment dated March 9, 2005 amending the Restated Articles of Incorporation of South Carolina Electric & Gas Company (Filed as Exhibit 3.11 to Form 10-Q for the quarter ended March 31, 2005)

3.12	Articles of Amendment dated May 16, 2005 amending the Restated Articles of Incorporation of South Carolina Electric & Gas Company (Previously filed)
3.13	Articles of Amendment dated June 15, 2005 amending the Restated Articles of Incorporation of South Carolina Electric & Gas Company (Previously filed)
31.03	Certification of Principal Executive Officer Required by Rule 13a-14 (Previously filed)
31.04	Certification of Principal Financial Officer Required by Rule 13a-14 (Previously filed)
31.07	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.08	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
32.03	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Previously furnished)
32.04	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Previously furnished)
32.07	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.08	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)