Form 10-Q
period 2007-06-30
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2007-08-03
CIK 91882, 754737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
SCANA Corporation Yes ☒ No □ South Carolina Electric & Gas Company Yes ☒ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

SCANA Corporation	Large accelerated filer ☒	Accelerated filer □	Non-accelerated filer □
South Carolina Electric & Gas Company	Large accelerated filer □	Accelerated filer □	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes □ No ☒  South Carolina Electric & Gas Company Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at July 31, 2007
SCANA Corporation	Without Par Value	116,664,933
South Carolina Electric & Gas Company	$4.50 Par Value	40,296,147 (a)
(a)Owned beneficially and of record by SCANA Corporation.

This combined Form 10-Q is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other company.

JUNE 30, 2007

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

SCANA CORPORATION
FINANCIAL SECTION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
Millions of dollars	2007	2006
Assets
Utility Plant In Service	$9,494	$9,227
Accumulated Depreciation and Amortization	(2,923)	(2,815)
	6,571	6,412
Construction Work in Progress	312	326
Nuclear Fuel, Net of Accumulated Amortization	66	39
Acquisition Adjustments	230	230
Utility Plant, Net	7,179	7,007

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $77 and $70	154	132
Assets held in trust, net-nuclear decommissioning	58	56
Other investments	88	88
Nonutility Property and Investments, Net	300	276

Current Assets:
Cash and cash equivalents	90	201
Receivables, net of allowance for uncollectible accounts of $16 and $14	500	655
Receivables - affiliated companies	29	32
Inventories (at average cost):
Fuel	261	300
Materials and supplies	99	93
Emission allowances	43	22
Prepayments and other	34	39
Deferred income taxes	26	34
Total Current Assets	1,082	1,376

Deferred Debits and Other Assets:
Pension asset, net	212	200
Emission allowances	-	27
Regulatory assets	770	792
Other	119	139
Total Deferred Debits and Other Assets	1,101	1,158
Total	$9,662	$9,817

	June 30,	December 31,
Millions of dollars	2007	2006
Capitalization and Liabilities
Shareholders’ Investment:
Common equity	$2,894	$2,846
Preferred stock (Not subject to purchase or sinking funds)	106	106
Total Shareholders’ Investment	3,000	2,952
Preferred Stock, net (Subject to purchase or sinking funds)	7	8
Long-Term Debt, net	2,959	3,067
Total Capitalization	5,966	6,027

Current Liabilities:
Short-term borrowings	509	487
Current portion of long-term debt	118	43
Accounts payable	281	414
Accounts payable - affiliated companies	27	27
Customer deposits and customer prepayments	77	85
Taxes accrued	89	121
Interest accrued	51	51
Dividends declared	54	51
Other	83	126
Total Current Liabilities	1,289	1,405

Deferred Credits and Other Liabilities:
Deferred income taxes, net	943	947
Deferred investment tax credits	104	120
Asset retirement obligations	300	292
Postretirement benefits	197	194
Regulatory liabilities	748	714
Other	115	118
Total Deferred Credits and Other Liabilities	2,407	2,385

Commitments and Contingencies (Note 5)	-	-
Total	$9,662	$9,817

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars, except per share amounts	2007	2006	2007	2006

Operating Revenues:
Electric	$470	$461	$913	$859
Gas - regulated	191	215	627	730
Gas - nonregulated	346	268	830	744
Total Operating Revenues	1,007	944	2,370	2,333

Operating Expenses:
Fuel used in electric generation	153	147	309	264
Purchased power	7	8	18	12
Gas purchased for resale	447	403	1,174	1,213
Other operation and maintenance	160	150	334	307
Depreciation and amortization	86	77	177	153
Other taxes	38	37	79	76
Total Operating Expenses	891	822	2,091	2,025

Operating Income	116	122	279	308

Other Income (Expense):
Other income	18	23	47	81
Other expenses	(8)	(7)	(26)	(53)
Interest charges, net of allowance for borrowed funds
used during construction of $3, $2, $5 and $3	(51)	(53)	(103)	(107)
Gain on sale of assets	-	-	1	-
Preferred dividends of subsidiary	(2)	(2)	(4)	(4)
Allowance for equity funds used during construction	1	-	1	-
Total Other Expense	(42)	(39)	(84)	(83)

Income Before Income Tax Expense, Losses from Equity
Method Investments and Cumulative Effect of Accounting Change	74	83	195	225
Income Tax Expense	17	23	48	69

Income Before Losses from Equity Method
Investments and Cumulative Effect of Accounting Change	57	60	147	156
Losses from Equity Method Investments	(2)	(2)	(7)	(6)
Cumulative Effect of Accounting Change, net of taxes	-	-	-	6

Net Income	$55	$58	$140	$156

Basic and Diluted Earnings Per Share of Common Stock:
Before Cumulative Effect of Accounting Change	$.47	$.50	$1.20	$1.30
Cumulative Effect of Accounting Change, net of taxes	-	-	-	.05
Basic and Diluted Earnings Per Share	$.47	$.50	$1.20	$1.35
Weighted Average Shares Outstanding (millions)	116.7	115.5	116.7	115.3

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
Millions of dollars	2007	2006
Cash Flows From Operating Activities:
Net income	$140	$156
Adjustments to reconcile net income to net cash provided from operating activities:
Cumulative effect of accounting change, net of taxes	-	(6)
Excess losses, net of distributions from equity method investments	10	6
Depreciation and amortization	182	154
Amortization of nuclear fuel	9	9
Hedging activities	3	(3)
Carrying cost recovery	(1)	(4)
Gain on sale of assets	(1)	-
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	158	363
Inventories	10	5
Prepayments and other	8	(12)
Pension asset	(12)	(7)
Other regulatory assets	22	10
Deferred income taxes, net	4	14
Regulatory liabilities	10	22
Postretirement benefits	3	4
Accounts payable	(112)	(214)
Taxes accrued	(32)	(25)
Changes in fuel adjustment clauses	(13)	13
Changes in other assets	15	26
Changes in other liabilities	(49)	(42)
Net Cash Provided From Operating Activities	354	469
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(312)	(224)
Proceeds from sale of assets	1	18
Nonutility property additions	(31)	(21)
Investments	(10)	(21)
Net Cash Used For Investing Activities	(352)	(248)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	-	123
Proceeds from issuance of common stock	-	40
Repurchase of equity securities	(4)	-
Repayment of debt	(31)	(11)
Dividends	(100)	(97)
Short-term borrowings, net	22	(178)
Net Cash Used For Financing Activities	(113)	(123)
Net Increase (Decrease) In Cash and Cash Equivalents	(111)	98
Cash and Cash Equivalents, January 1	201	62
Cash and Cash Equivalents, June 30	$90	$160
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $5 and $3)	$104	$107
- Income taxes	26	38

Noncash Investing and Financing Activities:
Accrued construction expenditures	34	18

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2007	2006	2007	2006
Net Income	$55	$58	$140	$156
Other Comprehensive Income, net of tax:
Unrealized gains (losses) on hedging activities:
Unrealized holding gains (losses) arising during period	(6)	(5)	1	(20)
Reclassification adjustment for losses included in net income	-	4	11	17
Total Comprehensive Income (1)	$49	$57	$152	$153

(1) Accumulated other comprehensive loss totaled $16.9 million as of June 30, 2007 and $29.2 million as of
December 31, 2006.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

	June 30,	December 31,
Millions of dollars	2007	2006
Regulatory Assets:
Accumulated deferred income taxes	$174	$174
Under-collections - electric fuel and gas cost adjustment clauses	81	95
Deferred purchased power costs	4	9
Environmental remediation costs	28	29
Asset retirement obligations and related funding	271	264
Franchise agreements	52	55
Deferred regional transmission organization costs	7	8
Deferred employee benefit plan costs	138	142
Other	15	16
Total Regulatory Assets	$770	$792

Regulatory Liabilities:
Accumulated deferred income taxes	$36	$38
Over-collections - electric fuel and gas cost adjustment clauses	15	8
Other asset removal costs	621	599
Storm damage reserve	47	44
Planned major maintenance	9	6
Other	20	19
Total Regulatory Liabilities	$748	$714

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

   Environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by SCE&G are being recovered through rates, of which $17.2 million remain to be recovered. SCE&G is authorized to amortize $1.4 million of these costs on an annual basis.  Costs incurred through June 30, 2006, at sites owned by Public Service Company of North Carolina, Incorporated (PSNC Energy) are being recovered through rates over a three-year period. In addition, management believes that costs incurred subsequent to June 30, 2006, totaling $2.3 million at June 30, 2007, and the estimated remaining costs to be incurred of $5.4 million, will be recoverable by PSNC Energy through rates.

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

Deferred regional transmission organization costs represent costs incurred by SCE&G in the United States Federal Energy Regulatory Commission (FERC)-mandated formation of GridSouth. The project was suspended in 2002. Effective January 2005, the SCPSC approved the amortization of these amounts through cost of service rates over five years.

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

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $50 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year. For the six months ended June 30, 2007, no amounts were drawn from this reserve.

Planned major maintenance related to certain fossil hydro turbine/generation equipment and nuclear refueling outages is accrued in advance of the time the costs are incurred, as approved through specific SCPSC orders. SCE&G is allowed to collect $8.5 million annually over an eight-year period, beginning in January 2005, through electric rates to offset turbine maintenance expenditures. Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

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

B.       Earnings Per Share

 In accordance with SFAS 128, “Earnings Per Share,” the Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. The Company computes diluted earnings per share using this same formula, after giving effect to securities considered to be dilutive potential common stock. The Company uses the treasury stock method in determining total dilutive potential common stock. The Company has issued no securities that would have an antidilutive effect on earnings per share.

C.       Affiliated Transactions

SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel. SCE&G’s receivables from these affiliated companies were $28.4 million at June 30, 2007 and $31.8 million at December 31, 2006.  SCE&G’s payables to these affiliated companies were $26.6 million at June 30, 2007 and $26.6 million at December 31, 2006.

SCE&G purchases shaft horsepower from a cogeneration facility.  The facility is owned by a limited liability company (LLC) in which SCANA holds an equity-method investment.  SCE&G’s payables to the LLC were $2.4 million at June 30, 2007 and $2.5 million at December 31, 2006.  SCE&G purchased $6.1 million and $13.4 million of shaft horsepower from the LLC for the three and six months ended June 30, 2007, respectively, and purchased $6.4 million and $12.7 million of shaft horsepower from the LLC for the three and six months ended June 30, 2006, respectively.

D.      Pension and Other Postretirement Benefit Plans

Components of net periodic benefit income or cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Three months ended June 30,	2007	2006	2007	2006
Millions of dollars
Service cost	$3.5	$3.5	$1.2	$1.2
Interest cost	10.4	9.9	3.0	2.8
Expected return on assets	(20.1)	(18.8)	-	-
Prior service cost amortization	1.7	1.7	0.3	0.2
Transition obligation amortization	-	0.1	0.2	0.2
Amortization of actuarial loss	-	0.2	0.3	0.4
Net periodic benefit (income) cost	$(4.5)	$(3.4)	$5.0	$4.8

	Pension Benefits		Other Postretirement Benefits
Six months ended June 30,	2007	2006	2007	2006
Millions of dollars
Service cost	$7.0	$7.0	$2.4	$2.4
Interest cost	20.7	19.8	6.0	5.6
Expected return on assets	(40.2)	(37.6)	-	-
Prior service cost amortization	3.4	3.4	0.6	0.4
Transition obligation amortization	-	0.2	0.4	0.4
Amortization of actuarial loss	-	0.4	0.6	0.7
Net periodic benefit (income) cost	$(9.1)	$(6.8)	$10.0	$9.5

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

SFAS 157, “Fair Value Measurements,” was issued in September 2006.  SFAS 157 establishes a framework for measuring fair value to increase the consistency and comparability in fair value measurements.  The Company will adopt SFAS 157 in the first quarter of 2008, and has not determined what impact, if any, the adoption will have on the Company’s results of operations, cash flows or financial position.

FIN 48, “Accounting for Uncertainty in Income Taxes,” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109,“Accounting for Income Taxes.”  FIN 48 prescribes financial statement recognition threshold and measurement attributes for tax positions taken or expected to be taken in  tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 in the first quarter of 2007.  The impact on the Company’s results of operations, cash flows or financial position is discussed at Note 1F.

FASB Staff Position (FSP) AUG AIR-1 “Accounting for Planned Major Maintenance Activities,” amended APB 28, “Interim Financial Reporting,” to prohibit the use of the accrue-in-advance method of accounting for planned major maintenance.  As disclosed in Note 1A, SCE&G has received specific SCPSC orders providing for use of accrue-in-advance accounting for certain planned major maintenance activities. Accordingly, SCE&G will continue to follow accrue-in-advance accounting as allowed under SFAS 71 for these activities. The Company’s adoption of FSP AUG AIR-1 in the first quarter of 2007 had no impact on the Company’s results of operations, cash flows or financial position.

F.      Income Taxes

The Company files a consolidated federal income tax return and the Company and its subsidiaries file various applicable state and local income tax returns.  The Internal Revenue Service (IRS) has completed examinations of the Company’s federal returns through 2004, and the Company’s federal returns through 2001 are closed for additional assessment.  On July 30, 2007, the statute of limitations for the 2002 federal return expired, but no material changes resulted.  With a few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before 2003.  The IRS has completed the examination of S. C. Coaltech No. 1 LP., a synthetic fuel partnership in which the Company has an interest, for the 2004 tax year.  The Company does not anticipate that any adjustments from the examination will have a material impact on the earnings, cash flows or the financial position of the Company.  The Company continues to believe that all of its synthetic fuel tax credits have been properly claimed.

In connection with the initial adoption of FIN 48 effective January 1, 2007, the Company removed $15 million of previously recognized tax benefits from its balance sheet.  Because regulatory liabilities had been recorded for these previously recognized tax benefits under the provisions of SFAS 71, these benefits had never been recognized in the Company’s earnings or retained earnings.  As a result, the initial adoption of FIN 48 had no effect on the Company’s equity.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $15 million.  Because the benefits would be amortized into earnings over a number of years under SFAS 71, the impact on any individual year’s effective tax rate would be immaterial.  No material changes in the status of our tax positions have occurred subsequent to adoption.

The Company recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses.  Through June 30, 2007, the Company has not accrued any significant amount of interest or tax penalties.

2.       RATE AND OTHER REGULATORY MATTERS

SCE&G

Electric

On June 15, 2007 SCE&G filed an application with the SCPSC requesting a 6.75% increase in retail electric rates.  The application, among other things, seeks recovery of costs incurred to perform mandatory environmental upgrades to SCE&G’s generating plants.  SCE&G’s application is expected to be heard by the SCPSC in November 2007.  If approved, the new rates would be effective in January 2008.

SCE&G's rates are established using a cost of fuel component approved by the SCPSC which may be modified periodically to reflect changes in the price of fuel purchased by SCE&G. In May 2006 SCE&G agreed to spread the recovery of previously under-collected fuel costs of $38.5 million over a two-year period.

Gas

On June 15, 2007 SCE&G filed an application with the SCPSC requesting an increase in retail natural gas rates of 1.3%  under the terms of the Natural Gas Rate Stabilization Act (Stabilization Act).  The Stabilization Act is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas service infrastructure.  The SCPSC is expected to review SCE&G’s filing in October 2007.  If approved, the rate adjustment would be implemented with the first billing cycle in November 2007.

In September 2006, the SCPSC approved an increase in retail natural gas rates of 3.2% under the terms of the Stabilization Act.  The rate adjustment was effective with the first billing cycle in November 2006.

SCE&G's rates are established using a cost of gas component approved by the SCPSC in October 2006 which authorized SCE&G to adjust its cost of gas on a monthly, rather than an annual, basis beginning in December 2006.   The cost of gas adjustment is based on a twelve-month rolling average.

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

In June 2007, PSNC Energy filed testimony in the 2007 Annual Prudence Review related to the 12 months ended March 31, 2007.  The NCUC will hold a hearing in August 2007 to consider the filing.

In May 2007 the NCUC approved PSNC Energy’s request to eliminate the use of its current dual residential customer rate structure and replace it with a single residential rate.   The NCUC also ordered that PSNC Energy establish a new residential rate structure by November 1, 2007.  Accordingly, in July 2007, PSNC Energy filed a petition requesting NCUC approval to implement a residential service rate which has a winter/summer differential of 6 cents per therm.  The higher winter rate would help recover costs associated with operating the system during high customer demand.  If approved, all residential customers will be charged this rate effective November 1, 2007.  These changes in the rate structure will have no impact on 2007 earnings.

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

At June 30, 2007 the estimated fair value of PSNC Energy’s interest rate swaps totaled less than $0.1 million (gain) related to combined notional amounts of $16.0 million.

The Company’s regulated gas operations (SCE&G and PSNC Energy) hedge natural gas purchasing activities using over-the-counter options and swaps and New York Mercantile Exchange (NYMEX) futures and options. SCE&G’s tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of these hedging activities are to be included in the PGA. As such, costs of related derivatives utilized to hedge gas purchasing activities are recoverable through the weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability. PSNC Energy's tariffs also include a provision for the recovery of actual gas costs incurred. PSNC Energy records premiums, transaction fees, margin requirements and any realized and unrealized gains or losses from its hedging program in deferred accounts as a regulatory asset or liability for the over- or under-recovery of gas costs.

The Company’s nonregulated gas operations recognize gains and losses as a result of qualifying cash flow hedges whose hedged transactions occur during the reporting period and record them, net of taxes, in cost of gas. The effects of gains or losses resulting from these hedging activities are either offset by the recording of the related hedged transactions or are included in gas sales pricing decisions made by the business unit.  The Company estimates that most of the June 30, 2007 unrealized loss balance of $5.9 million, net of taxes, will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months as an increase to gas cost if market prices remain at current levels. As of June 30, 2007, all of the Company's cash flow hedges settle by their terms before the end of 2010.

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain of its natural gas storage facilities.  At June 30, 2007, such counterparties held 45% of PSNC Energy’s natural gas inventory, with a carrying value of $30.7 million, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees and, in certain instances, a share of profits.  No fees are received under supply service agreements.  The agreements expire at various times through March 31, 2009.

5.       COMMITMENTS AND CONTINGENCIES

Reference is made to Note 10 to the consolidated financial statements appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2006. Commitments and contingencies at June 30, 2007 include the following:

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

SCE&G maintains an environmental assessment program to identify and evaluate its current and former MGP sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. SCE&G defers site assessment and clean-up costs and recovers them through rates (see Note 1). Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $17.2 million at June 30, 2007. The deferral includes the estimated costs associated with the following matters.

    SCE&G owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. SCE&G anticipates that remediation for contamination at the site will be completed in late 2007, with certain monitoring and retreatment activities continuing through 2012. As of June 30, 2007, SCE&G had spent $22.3 million to remediate the site and expects to spend an additional $1.0 million prior to entering a monitoring and reporting stage. In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to this site. SCE&G expects to recover any cost arising from the remediation of this site through rates.

SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. One of the sites has been remediated and will undergo routine monitoring until released by the South Carolina Department of Health and Environmental Control (DHEC). The other sites are currently being investigated under work plans approved by DHEC. SCE&G anticipates that major remediation activities for the three sites will be completed by 2011. As of June 30, 2007, SCE&G has spent $4.8 million related to these three sites, and expects to spend an additional $11.2 million. SCE&G expects to recover any cost arising from the remediation of these sites through rates.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of $5.4 million, which reflects its estimated remaining liability at June 30, 2007. PSNC Energy expects to recover any cost allocable to PSNC Energy arising from the remediation of these sites through rates.

C.      Claims and Litigation

In August 2003, SCE&G was served as a co-defendant in a purported class action lawsuit styled as Collins v. Duke Energy Corporation, Progress Energy Services Company, and South Carolina Electric & Gas Company in South Carolina's Circuit Court of Common Pleas for the Fifth Judicial Circuit.  The plaintiffs subsequently dismissed defendants Duke Energy and Progress Energy and proceeded against SCE&G only. The plaintiffs sought damages for the alleged improper use of electric transmission and distribution easements but did not assert a dollar amount for their claims. Specifically, the plaintiffs alledged that the licensing of attachments on electric utility poles, towers and other facilities to nonutility third parties or telecommunication companies for other than the electric utility’s internal use along the electric transmission and distribution line rights-of-way constituted a trespass. On July 20, 2007, Plaintiffs’ counsel filed a Stipulation of Dismissal Without Prejudice with the Lexington County Clerk of Court’s Office.  This case can be re-filed; however, SCANA and SCE&G believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

In May 2004, SCANA and SCE&G were served with a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation. The case was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment. The plaintiff did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The Circuit Court granted SCANA’s and SCE&G’s motion to dismiss and issued an order dismissing the case in June 2005. The plaintiff appealed to the South Carolina Supreme Court. The Supreme Court overruled the Circuit Court in October 2006 and returned the case to the Circuit Court for further consideration.  In July 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.  The plaintiff has appealed this ruling to the South Carolina Court of Appeals.  It is anticipated that this case may not go to trial before 2008.  SCANA and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

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

	External	Intersegment	Operating	Net	Segment
Millions of dollars	Revenue	Revenue	Income (Loss)	Income (Loss)	Assets

Three Months Ended June 30, 2007
Electric Operations	$470	$2	$110	n/a
Gas Distribution	189	-	(1)	n/a
Gas Transmission	2	9	4	n/a
Retail Gas Marketing	102	-	n/a	$2
Energy Marketing	244	47	n/a	1
All Other	(6)	83	n/a	(5)
Adjustments/Eliminations	6	(141)	3	57
Consolidated Total	$1,007	$-	$116	$55

Six Months Ended June 30, 2007
Electric Operations	$913	$4	$166	n/a	$5,746
Gas Distribution	622	-	73	n/a	1,801
Gas Transmission	5	20	9	n/a	285
Retail Gas Marketing	343	-	n/a	$20	140
Energy Marketing	487	112	n/a	1	121
All Other	12	168	n/a	(9)	550
Adjustments/Eliminations	(12)	(304)	31	128	1,019
Consolidated Total	$2,370	$-	$279	$140	$9,662

	External	Intersegment	Operating	Net	Segment
Millions of dollars	Revenue	Revenue	Income (Loss)	Income (Loss)	Assets

Three Months Ended June 30, 2006
Electric Operations	$461	$3	$119	n/a
Gas Distribution	165	-	(7)	n/a
Gas Transmission	50	74	9	n/a
Retail Gas Marketing	91	-	n/a	$3
Energy Marketing	177	20	n/a	(1)
All Other	13	77	n/a	1
Adjustments/Eliminations	(13)	(174)	1	55
Consolidated Total	$944	$-	$122	$58

Six Months Ended June 30, 2006
Electric Operations	$859	$4	$210	n/a	$5,458
Gas Distribution	611	-	54	n/a	1,648
Gas Transmission	119	229	18	n/a	363
Retail Gas Marketing	362	-	n/a	$24	151
Energy Marketing	382	31	n/a	(1)	91
All Other	29	150	n/a	(3)	514
Adjustments/Eliminations	(29)	(414)	26	136	1,173
Consolidated Total	$2,333	$-	$308	$156	$9,398

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

RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
AS COMPARED TO THE CORRESPONDING PERIODS IN 2006

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

	Second Quarter		Year to Date
	2007	2006	2007	2006
Reported (GAAP) earnings per share:	$.47	$.50	$1.20	$1.35
Deduct:
Cumulative effect of accounting change, net of taxes	-	-	-	.05
Reduction in propane litigation accrual upon settlement	-	.04	-	.04
GAAP-adjusted net earnings per share from operations	$.47	$.46	$1.20	$1.26

Discussion of adjustments

The cumulative effect of accounting change resulted from the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004),“Share-Based Payment” (SFAS 123(R)).  The reduction in propane litigation accrual resulted from the propane litigation being settled for an amount that was less than had been accrued previously.  This reduction appears in the income statement as a reduction to other expenses.

Management believes that these adjustments are appropriate in determining the non-GAAP financial performance measure. Management utilizes such measure in exercising budgetary control, managing business operations and determining eligibility for certain incentive compensation payments. The non-GAAP measure, GAAP-adjusted net earnings per share from operations, provides a consistent basis upon which to measure performance by excluding the cumulative effect on per share earnings of the accounting change resulting from the Company’s adoption of SFAS 123(R) and of litigation related to the sale of a prior business.

Second Quarter

GAAP-adjusted net earnings per share from operations increased primarily due to a higher gas margin of $.05 and a higher electric margin of $.02.  These increases were partially offset by higher operating expenses of $.06.  Accelerated depreciation on the Lake Murray back-up dam and recognition of synthetic fuel tax credits and related items had no effect on net income, as discussed at Income Taxes - Recognition of Synthetic Fuel Tax Credits.

Year to Date

GAAP-adjusted net earnings per share from operations decreased primarily due to higher operating expenses of $.17 and dilution of $.02.  These decreases were partially offset by higher natural gas margin of $.12 and higher electric margin of $.01.  Accelerated depreciation on the Lake Murray back-up dam and recognition of synthetic fuel tax credits and related items had no effect on net income, as discussed at Income Taxes - Recognition of Synthetic Fuel Tax Credits.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock during 2007:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 15, 2007	$.44	March 9, 2007	April 1, 2007
April 26, 2007	.44	June 11, 2007	July 1, 2007
August 2, 2007	.44	September 10, 2007	October 1, 2007

Electric Operations

Electric Operations is comprised of the electric operations of South Carolina Electric & Gas Company (SCE&G), South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. Electric operations sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Operating revenues	$470.0	2.0%	$460.8	$912.7	6.2%	$859.5
Less: Fuel used in generation	152.9	4.3%	146.6	308.8	16.9%	264.1
Purchased power	6.6	(19.5)%	8.2	18.0	51.3%	11.9
Margin	$310.5	1.5%	$306.0	$585.9	0.4%	$583.5
*Greater than 100%

Second Quarter

Margin increased by $11.1 million due to customer growth and usage.  This increase was partially offset by $5.6 million due to lower off-system sales.

Year to Date

Margin increased by $19.1 million due to customer growth and usage.  This increase was partially offset by $16.3 million due to lower off-system sales.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and Public Service Company of North Carolina, Incorporated (PSNC Energy). Gas distribution sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Operating revenues	$189.5	14.6%	$165.4	$622.5	1.8%	$611.2
Less: Gas purchased for resale	133.4	10.2%	121.0	436.9	(4.3)%	456.7
Margin	$56.1	26.4%	$44.4	$185.6	20.1%	$154.5

Second Quarter

Margin at SCE&G increased by $3.3 million due to the Public Service Commission of South Carolina (SCPSC)-approved increase to retail gas base rates effective with the first billing cycle in November 2006 and by $1.9 million due to customer growth.  Margin at PSNC Energy increased by $ 3.9 million due to the North Carolina Utilities Commission (NCUC)-approved rate increase effective for services rendered on or after November 1, 2006 and by $1.6 million due to customer growth and usage.

Year to Date

Margin at SCE&G increased by $10.8 million due to the SCPSC-approved increase to retail gas base rates and by $2.2 million due to customer growth.  Margin at PSNC Energy increased by $ 9.1 million due to the NCUC-approved rate increase effective for services rendered on or after November 1, 2006 and by $6.2 million due to customer growth and usage.

Gas Transmission

Gas Transmission is comprised of the operations of Carolina Gas Transmission Corporation (CGTC) and, for periods prior to the name change and merger, South Carolina Pipeline Corporation and SCG Pipeline, Inc., for all periods presented. Gas transmission sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Transportation revenue	$11.3	*	$5.5	$23.5	*	$10.9
Other operating revenues	0.6	**	118.1	1.5	**	336.3
Less: Gas purchased for resale	-	**	107.3	-	**	313.8
Margin	$11.9	(27.0)%	$16.3	$25.0	(25.1)%	$33.4
*Greater than 100%
** Change not meaningful due to change in business model.

Second Quarter and Year to Date

      Transportation revenue increased as a result of the change to an open access, transportation-only interstate pipeline business model effective November 1, 2006.  As a result of this change, CGTC no longer earns commodity gas revenues, nor does it incur gas cost.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market. Retail Gas Marketing operating revenues and net income were as follows:

	Second Quarter			Year to Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Operating revenues	$102.2	12.1%	$91.2	$343.0	(5.3)%	$362.1
Net income	$1.4	(39.1)%	$2.3	$19.7	(16.9)%	$23.7

Second Quarter

Operating revenues increased primarily as a result of higher average retail prices which were partially offset by lower volume. Net income decreased primarily due to higher expenses, including bad debt expense, and lower margin.

Year to Date

Operating revenues decreased primarily as a result of lower average retail prices which were partially offset by higher volume.  Net income decreased primarily due to higher expenses, including bad debt expense, and lower margin.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy. Energy Marketing operating revenues and net income (loss) were as follows:

	Second Quarter			Year to Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Operating revenues	$288.0	45.6%	$197.8	$593.1	43.5%	$413.4
Net income (loss)	$0.8	*	$(0.6)	$0.8	*	$(0.6)
*Greater than 100%

Second Quarter

Operating revenues increased primarily due to customer growth, some of which results from customers formerly reported in the Gas Transmission segment now being reported in Energy Marketing.  Net income increased primarily due to higher margins.

Year to Date

Operating revenues increased primarily due to customer growth, some of which results from customers formerly reported in the Gas Transmission segment now being reported in Energy Marketing.  Net income increased primarily due to higher margins of $1.7 million, which were partially offset by increased operating expenses of $0.6 million.

Other Operating Expenses

Other operating expenses arising from the operating segments previously discussed were as follows:

	Second Quarter			Year to Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Other operation and maintenance	$160.1	6.7%	$150.1	$334.1	9.0%	$306.6
Depreciation and amortization	85.8	11.3%	77.1	176.9	15.4%	153.3
Other taxes	38.5	3.5%	37.2	79.4	4.6%	75.9

Second Quarter

Other operation and maintenance expenses increased primarily due to higher incentive compensation and other benefit costs.  Depreciation and amortization expense increased by $5.9 million due to lower estimated phase-out of synthetic fuel tax credits related to the back-up dam at Lake Murray (see Income Taxes-Recognition of Synthetic Fuel Tax Credits) and by $2.5 million due to net property additions.  Other taxes increased due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased by $8.5 million due to higher electric generation, transmission and distribution expenses, by $9.6 million due to higher incentive compensation and other benefit costs and by $4.0 million due to higher bad debt expense.  Depreciation and amortization expense increased by $17.8 million due to lower estimated phase-out of synthetic fuel tax credits related to the back-up dam at Lake Murray (see Income Taxes-Recognition of Synthetic Fuel Tax Credits) and by $4.9 million due to net property additions.  Other taxes increased due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and the activities of certain non-regulated subsidiaries. Other income (expense) declined in 2007 compared to 2006 primarily due to lower carrying cost recovery recognition on the unrecovered balance of the Lake Murray back-up dam project.

Income Taxes

Income tax expense decreased primarily due to changes in operating income and due to the recognition at SCE&G of $18.5 million in synthetic fuel tax credits during the first half of 2007 compared to $8.8 million during the same period in 2006.

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

The level of depreciation expense and related tax benefit recognized in the income statement is equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account declines as accelerated depreciation is recorded. Although these entries collectively have no impact on consolidated net income, they can have a significant impact on individual line items within the income statement. The accelerated depreciation, synthetic fuel tax credits, partnership losses and the income tax benefit arising from such losses recognized by SCE&G during the three and six months ended June 30, 2007 and 2006 are as follows:

	Second Quarter		Year to Date
Millions of dollars	2007	2006	2007	2006
Depreciation and amortization expense	$(7.1)	$(1.2)	$(19.1)	$(1.4)
Income tax benefits:
From synthetic fuel tax credits	6.8	3.3	17.7	6.6
From accelerated depreciation	2.7	0.5	7.3	0.6
From partnership losses	1.5	1.5	3.6	3.5
Total income tax benefits	11.0	5.3	28.6	10.7

Losses from Equity Method Investments	(3.9)	(4.1)	(9.5)	(9.3)

Impact on Net Income	$-	$-	$-	$-

Depreciation on the Lake Murray back-up dam remediation account will be matched to available synthetic fuel tax credits on a quarterly basis until all of the available synthetic fuel tax credits have been utilized. The synthetic fuel tax credit program expires at the end of 2007.

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

The benchmark price range for 2006, published in April 2007, is $55 to $69 per barrel, resulting in a phase-out of 33 percent for 2006. SCE&G’s analysis indicates that the available synthetic fuel tax credits for 2007 also are likely to be impacted by the phase-out calculation. As such, through June 2007 the Company recorded synthetic fuel tax credits and applied those credits to allow the recording of accelerated depreciation related to the balance in the dam remediation project account based on an estimate that only 74.5 percent of credits generated in 2007 will be available (phase-out of 25.5 percent). The Company cannot predict what impact, if any, the price of oil may have on the Company’s ability to earn and utilize synthetic fuel tax credits in the future. However, there is significant uncertainty as to the continued availability of the credits in 2007. The availability of these synthetic fuel tax credits is also subject to coal availability and other operational risks related to the generating plants.

The Company does not expect available credits to be sufficient to fully recover the construction costs of dam remediation, and the total unrecovered cost at the end of 2007 may be significant. To the extent that available credits are not sufficient to fully recover the construction costs of the dam remediation, regulatory action to allow recovery of those remaining costs will likely be sought. As of June 30, 2007, remaining unrecovered costs, based on management’s recording of accelerated depreciation and related tax benefits, were $54.0 million.

Finally, SCANA, through a subsidiary, provides management and maintenance services for a non-affiliated synthetic fuel production facility. Reduced synthetic fuel tax credit availability under the above phase-out provisions also adversely impacts the level of payment SCANA receives for these services.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company’s ratios of earnings to fixed charges for the six and 12 months ended June 30, 2007 were 2.68 and 2.78, respectively.

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

The Company’s issuance of various securities, including short- and long-term debt, is subject to customary approval or authorization by state and federal regulatory bodies, including state public service commissions and the Federal Energy Regulatory Commission (FERC).

On February 15, 2007, SCANA redeemed at maturity $25 million of its medium-term notes which bore interest at 6.9%.

In June 2007 SCANA entered into an agreement to issue and sell Floating Rate Senior Notes due June 1, 2034, in an aggregate principal amount of between $90 million and $110 million.  The notes are to be issued at intervals between December 2007 and June 2009.  The proceeds of the notes will be used for general corporate purposes including financing the construction and development of headquarters facilities.  At June 30, 2007 SCANA had not issued any notes pursuant to the agreement.

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

The current state of continued DOJ enforcement actions continues to be the subject of industry-wide speculation, but it is possible that the EPA will commence enforcement actions against SCE&G and GENCO, and the EPA has the authority to seek penalties at the rate of up to $27,500 per day for each violation. The EPA also could seek installation of BACT (or equivalent) at the three plants. The Company continues to believe that any enforcement actions relative to the Company’s compliance with the CAA would be without merit. The Company has completed installation of selective catalytic reactors at Wateree and Williams for nitrogen oxides control and is proceeding with plans to install sulfur dioxide scrubbers at both of these stations to meet Clean Air Interstate Rule (CAIR) regulations. These actions would mitigate many of the concerns with NSR. SCE&G and GENCO expect to incur capital expenditures totaling approximately $450 million over the 2007-2010 period to install this new equipment. SCE&G and GENCO also expect to have increased operation and maintenance costs related to this equipment of approximately $3.4 million in 2009 and $23 million in 2010 and each subsequent year thereafter. To meet compliance requirements for the years 2012 through 2016, the Company anticipates additional capital expenditures totaling approximately $480 million.

See notes to the condensed consolidated financial statements for additional information related to environmental matters (Note 5B) and regulatory matters (Note 2).

OTHERS MATTERS

In June 2007 the Georgia Public Service Commission (GPSC) announced that SCANA Energy will continue to serve as Georgia’s regulated provider of natural gas until August 31, 2009 with an option for a third year if approved by the GPSC.  SCANA Energy has been Georgia’s regulated provider since the program began in 2002.  At June 30, 2007 SCANA Energy’s regulated division served approximately 98,000 customers.

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

As of June 30, 2007	Expected Maturity

						There-		Fair
Millions of dollars	2007	2008	2009	2010	2011	After	Total	Value
Long-Term Debt Issued:
Fixed Rate ($)	5.0	123.2	108.2	14.8	619.3	2,023.6	2,894.1	2,991.7
Average Fixed Interest Rate (%)	7.51	5.96	6.27	6.87	6.78	5.95	6.15	n/a
Variable Rate ($)		100.0					100.0	100.2
Average Variable Interest Rate (%)		5.51					5.51	n/a

Interest Rate Swap:
Pay Variable/Receive Fixed ($)	-	3.2	3.2	3.2	3.2	3.2	16.0	-
Average Pay Interest Rate (%)	-	8.55	8.55	8.55	8.55	8.55	8.55	n/a
Average Receive Interest Rate (%)	-	8.75	8.75	8.75	8.75	8.75	8.75	n/a

 While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a significant realized loss will occur.

In June 2007 SCANA entered into an agreement to issue and sell Floating Rate Senior Notes due June 1, 2034, in an aggregate principal amount of between $90 million and $110 million.  The notes are to be issued at intervals between December 2007 and June 2009.  At June 30, 2007 the estimated fair value of the Company’s forward starting interest rate swap related to the Floating Rate Senior Notes totaled $0.3 million (gain).  These notes and the swap are not depicted in the table above.

Commodity price risk - The following tables provide information about the Company’s financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 dekatherms. Fair value represents quoted market prices.

	Expected Maturity:
	Futures Contracts			Options
				Purchased Call	Sold Call	Sold Put
2007	Long	Short			(Short)	(Long)
Settlement Price (a)	7.55	7.91	Strike Price (a)	8.75	12.23	6.13
Contract Amount (b)	13.9	1.1	Contract Amount (b)	5.1	1.3	0.5
Fair Value (b)	12.8	1.0	Fair Value (b)	0.4	-	-

2008
Settlement Price (a)	8.63	-	Strike Price (a)	9.33	14.00	-
Contract Amount (b)	30.1	-	Contract Amount (b)	6.1	1.4	-
Fair Value (b)	29.5	-	Fair Value (b)	0.7	-	-

(a) Weighted average, in dollars
(b) Millions of dollars

	Expected Maturity
Swaps	2007	2008	2009
Commodity Swaps:
Pay fixed/receive variable (b)	105.4	150.6	13.7
Average pay rate (a)	8.8068	9.2045	9.8157
Average received rate (a)	7.6304	8.6376	9.4054
Fair value (b)	91.3	141.3	13.1

Pay variable/receive fixed (b)	1.8	3.2	52.0
Average pay rate (a)	7.3546	8.6194	7.9980
Average received rate (a)	8.2571	8.8361	7.2500
Fair value (b)	2.0	3.3	-

Basis Swaps:
Pay variable/receive variable (b)	13.0	10.7	4.2
Average pay rate (a)	7.4637	8.6075	8.6548
Average received rate (a)	7.4555	8.5897	8.6124
Fair value (b)	13.0	10.7	4.1

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2007, SCANA Corporation (SCANA) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2007, SCANA’s disclosure controls and procedures were effective. There has been no change in SCANA’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

ITEM 1. FINANCIAL STATEMENTS

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
Millions of dollars	2007	2006
Assets
Utility Plant In Service	$8,106	$7,876
Accumulated Depreciation and Amortization	(2,578)	(2,483)
	5,528	5,393
Construction Work in Progress	294	316
Nuclear Fuel, Net of Accumulated Amortization	66	39
Utility Plant, Net	5,888	5,748

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	32	31
Assets held in trust, net - nuclear decommissioning	58	56
Other investments	25	25
Nonutility Property and Investments, Net	115	112

Current Assets:
Cash and cash equivalents	15	24
Receivables, net of allowance for uncollectible accounts of $6 and $5	307	311
Receivables - affiliated companies	28	41
Inventories (at average cost):
Fuel	147	147
Materials and supplies	90	85
Emission allowances	43	22
Prepayments and other	25	20
Deferred income taxes	18	19
Total Current Assets	673	669

Deferred Debits and Other Assets:
Pension asset, net	212	200
Due from affiliates - pension and postretirement benefits	44	41
Emission allowances	-	27
Regulatory assets	678	702
Other	100	127
Total Deferred Debits and Other Assets	1,034	1,097
Total	$7,710	$7,626

	June 30,	December 31,
Millions of dollars	2007	2006
Capitalization and Liabilities
Shareholders’ Investment:
Common equity	$2,537	$2,457
Preferred stock (Not subject to purchase or sinking funds)	106	106
Total Shareholders’ Investment	2,643	2,563
Preferred Stock, net (Subject to purchase or sinking funds)	7	8
Long-Term Debt, net	2,005	2,008
Total Capitalization	4,655	4,579

Minority Interest	87	86

Current Liabilities:
Short-term borrowings	415	362
Current portion of long-term debt	13	14
Accounts payable	103	155
Accounts payable - affiliated companies	164	147
Customer deposits and customer prepayments	41	40
Taxes accrued	83	112
Interest accrued	34	33
Dividends declared	42	23
Other	41	63
Total Current Liabilities	936	949

Deferred Credits and Other Liabilities:
Deferred income taxes, net	800	807
Deferred investment tax credits	103	118
Asset retirement obligations	287	279
Postretirement benefits	197	194
Due to affiliates - pension and postretirement benefits	6	6
Regulatory liabilities	571	541
Other	68	67
Total Deferred Credits and Other Liabilities	2,032	2,012
Commitments and Contingencies (Note 4)	-	-
Total	$7,710	$7,626

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2007	2006	2007	2006
Operating Revenues:
Electric	$472	$464	$917	$864
Gas	103	89	292	281
Total Operating Revenues	575	553	1,209	1,145

Operating Expenses:
Fuel used in electric generation	153	147	309	264
Purchased power	7	8	18	12
Gas purchased for resale	81	72	220	225
Other operation and maintenance	116	114	246	229
Depreciation and amortization	74	65	153	130
Other taxes	35	34	73	69
Total Operating Expenses	466	440	1,019	929

Operating Income	109	113	190	216

Other Income (Expense):
Other income	7	5	13	44
Other expenses	(2)	(1)	(6)	(36)
Interest charges, net of allowance for borrowed funds
used during construction of $3, $2, $5 and $3	(35)	(36)	(71)	(72)
Gain on sale of assets	-	-	1	-
Allowance for equity funds used during construction	1	-	1	-
Total Other Expense	(29)	(32)	(62)	(64)

Income Before Income Taxes, Losses from Equity
Method Investments, Minority Interest, Cumulative Effect of
Accounting Change and Preferred Stock Dividends	80	81	128	152
Income Tax Expense	20	23	23	41

Income Before Losses from Equity Method Investments,
Minority Interest, Cumulative Effect of Accounting Change
and Preferred Stock Dividends	60	58	105	111
Losses from Equity Method Investments	(4)	(4)	(10)	(10)
Minority Interest	2	1	4	3
Cumulative Effect of Accounting Change, net of taxes	-	-	-	4

Net Income	54	53	91	102
Preferred Stock Cash Dividends Declared	2	2	4	4

Earnings Available for Common Shareholder	$52	$51	$87	$98

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
Millions of dollars	2007	2006
Cash Flows From Operating Activities:
Net income	$91	$102
Adjustments to Reconcile Net Income to Net Cash Provided From Operating Activities:
Cumulative effect of accounting change, net of taxes	-	(4)
Losses from equity method investments	10	10
Minority interest	4	3
Depreciation and amortization	152	130
Amortization of nuclear fuel	9	9
Carrying cost recovery	(1)	(4)
Gain of sale of assets	(1)	-
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	(5)	41
Inventories	(27)	(28)
Prepayments	(5)	(11)
Pension asset	(11)	(7)
Other regulatory assets	6	11
Deferred income taxes, net	(6)	13
Regulatory liabilities	16	18
Postretirement benefits	3	4
Accounts payable	(17)	(41)
Taxes accrued	(29)	(47)
Interest accrued	1	(1)
Changes in fuel adjustment clauses	1	29
Changes in other assets	20	11
Changes in other liabilities	(25)	(1)
Net Cash Provided From Operating Activities	186	237
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(261)	(181)
Non-utility property additions	(1)	-
Proceeds from sale of assets	1	-
Short-term investments-affiliate	10	-
Investments	(9)	(17)
Net Cash Used For Investing Activities	(260)	(198)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	-	123
Repayment of debt	(4)	(8)
Retirement of preferred stock	(1)	-
Dividends	(61)	(79)
Contribution from parent	66	3
Short-term borrowings - affiliate, net	12	4
Short-term borrowings, net	53	(88)
Net Cash Provided From (Used For) Financing Activities	65	(45)
Net Decrease In Cash and Cash Equivalents	(9)	(6)
Cash and Cash Equivalents, January 1	24	19
Cash and Cash Equivalents, June 30	$15	$13
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $5 and $3)	$67	$2
- Income taxes	6	31
Noncash Investing and Financing Activities:
Accrued construction expenditures	26	14
See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

GENCO owns a coal-fired electric generating station with a 615 megawatt net generating capacity (summer rating). GENCO’s electricity is sold solely to SCE&G under the terms of power purchase and related operating agreements. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, fossil fuel and emission allowances. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of $274 million) serves as collateral for its long-term borrowings.

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

	June 30,	December 31,
Millions of dollars	2007	2006
Regulatory Assets:
Accumulated deferred income taxes	$169	$169
Under-collections-electric fuel and gas cost adjustment clauses	31	49
Deferred purchased power costs	4	9
Environmental remediation costs	17	18
Asset retirement obligations and related funding	261	254
Franchise agreements	52	55
Deferred regional transmission organization costs	7	8
Deferred employee benefit plan costs	124	128
Other	13	12
Total Regulatory Assets	$678	$702

Regulatory Liabilities:
Accumulated deferred income taxes	$32	$34
Over-collection - gas cost adjustment clause	8	-
Other asset removal costs	455	438
Storm damage reserve	47	44
Planned major maintenance	9	6
Other	20	19
Total Regulatory Liabilities	$571	$541

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

Environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by SCE&G. Costs incurred by SCE&G at such sites are being recovered through rates.  SCE&G is authorized to amortize $1.4 million of these costs on an annual basis.

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

Deferred regional transmission organization costs represent costs incurred by SCE&G in the United States Federal Energy Regulatory Commission (FERC)-mandated formation of GridSouth. The project was suspended in 2002. Effective January 2005, the SCPSC approved the amortization of these amounts through cost of service rates over five years.

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

The storm damage reserve represents an SCPSC-approved collection through electric rates capped at $50 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year.  For the six months ended June 30, 2007, no amounts were drawn from this reserve.

Planned major maintenance related to certain fossil hydro turbine/generation equipment and nuclear refueling outages is accrued in advance of the time the costs are incurred, as approved through specific SCPSC orders. SCE&G is allowed to collect $8.5 million annually over an eight-year period, beginning in January 2005, through electric rates to offset turbine maintenance expenditures.  Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

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

C.      Affiliated Transactions

CGTC transports natural gas to SCE&G to supply certain electric generation requirements and to serve SCE&G’s retail gas customers.  SCE&G had approximately $2.0 million payable to CGTC for transportation services at June 30, 2007 and $1.9 million payable at December 31, 2006.

SCE&G purchases natural gas and related pipeline capacity from SCANA Energy Marketing, Inc. (SEMI) to supply its Jasper County Electric Generating Station and to serve its retail gas customers.  Such purchases totaled $47.4 million and $111.9 million for the three and six months ended June 30, 2007, respectively, and totaled $16.3 million and $23.3 million for the three and six months ended June 30, 2006, respectively. SCE&G’s payables to SEMI for such purposes were $19.1 million at June 30, 2007 and $15.4 million at December 31, 2006.

Total interest expense, based on market interest rates, associated with the Company’s borrowings from affiliated companies was $1.3 million and $2.2 million for the three and six months ended June 30, 2007, respectively.  Total interest expense for the three and six months ended June 30, 2006 was not significant.  Total interest income from investments with affiliated companies for the three and six months ended June 30, 2007 and 2006 also was not significant.  At June 30, 2007 and December 31, 2006, SCE&G owed an affiliate $75 million arising from advances from a consolidated cash management utility money pool.

SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel. SCE&G’s receivables from these affiliated companies were $28.4 million at June 30, 2007 and $31.8 million at December 31, 2006.  SCE&G’s payables to these affiliated companies were $26.6 million at June 30, 2007 and $26.6 million at December 31, 2006.

SCE&G purchases shaft horsepower from a cogeneration facility.  The facility is owned by a limited liability company (LLC) in which SCANA holds an equity-method investment.  SCE&G’s payables to the LLC were $2.4 million at June 30, 2007 and $2.5 million at December 31, 2006.  SCE&G purchased $6.1 million and $13.4 million of shaft horsepower from the LLC for the three and six months ended June 30, 2007, respectively, and purchased $6.4 million and $12.7 million of shaft horsepower from the LLC for the three and six months ended June 30, 2006, respectively.

D.      Pension and Other Postretirement Benefit Plans

Components of net periodic benefit income or cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Three months ended June 30,	2007	2006	2007	2006
Millions of dollars
Service cost	$3.5	$3.5	$1.2	$1.2
Interest cost	10.4	9.9	3.0	2.8
Expected return on assets	(20.1)	(18.8)	-	-
Prior service cost amortization	1.7	1.7	0.3	0.2
Transition obligation amortization	-	0.1	0.2	0.2
Amortization of actuarial loss	-	0.2	0.3	0.4
Amount attributable to Company affiliates	(0.6)	(0.6)	(1.3)	(1.3)
Net periodic benefit (income) cost	$(5.1)	$(4.0)	$3.7	$3.5

	Pension Benefits		Other Postretirement Benefits
Six months ended June 30,	2007	2006	2007	2006
Millions of dollars
Service cost	$7.0	$7.0	$2.4	$2.4
Interest cost	20.7	19.8	6.0	5.6
Expected return on assets	(40.2)	(37.6)	-	-
Prior service cost amortization	3.4	3.4	0.6	0.4
Transition obligation amortization	-	0.2	0.4	0.4
Amortization of actuarial loss	-	0.4	0.6	0.7
Amount attributable to Company affiliates	(1.1)	(1.2)	(2.7)	(2.6)
Net periodic benefit (income) cost	$(10.2)	$(8.0)	$7.3	$6.9

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

SFAS 157, “Fair Value Measurements,” was issued in September 2006.  SFAS 157 establishes a framework for measuring fair value to increase the consistency and comparability in fair value measurements.  The Company will adopt SFAS 157 in the first quarter of 2008, and has not determined what impact, if any, that adoption will have on the Company’s results of operations, cash flows or financial position.

FIN 48, “Accounting for Uncertainty in Income Taxes,” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes financial statement recognition threshold and measurement attributes for tax positions taken or expected to be taken in tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 in the first quarter of 2007.  The impact on the Company’s results of operations, cash flows or financial position is discussed at Note 1F.

FASB Staff Position (FSP) AUG AIR-1 “Accounting for Planned Major Maintenance Activities,” amended APB 28, “Interim Financial Reporting,” to prohibit the use of the accrue-in-advance method of accounting for planned major maintenance.  As disclosed in Note 1A, SCE&G has received specific SCPSC orders providing for use of accrue-in-advance accounting for certain planned major maintenance activities. Accordingly, SCE&G will continue to follow accrue-in-advance accounting as allowed under SFAS 71 for these activities. The Company’s adoption of FSP AUG AIR-1 in the first quarter of 2007 had no impact on the Company’s results of operations, cash flows or financial position.

F.       Income Taxes

The Company is included in the  consolidated federal income tax return of SCANA Corporation (SCANA) and files in various state and local jurisdictions.  The Internal Revenue Service (IRS) has completed examinations of SCANA’s federal returns through 2004, and SCANA’s federal tax returns through 2001 are closed for additional assessment.  On July 30, 2007, the statute of limitations for the 2002 federal return expired, but no material changes resulted.  With a few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before 2003.  The IRS has completed the examination of S. C. Coaltech No. 1 LP., a synthetic fuel partnership in which SCE&G has an interest, for the 2004 tax year.  SCE&G does not anticipate that any adjustments from the examination will have a material impact on the earnings, cash flows or the financial position of SCE&G.  SCE&G continues to believe that all of its synthetic fuel tax credits have been properly claimed.

In connection with the initial adoption of FIN 48 effective January 1, 2007, SCE&G removed $15 million of previously recognized tax benefits from its balance sheet.  Because regulatory liabilities had been recorded for these previously recognized tax benefits under the provisions of SFAS 71, these benefits had never been recognized in SCE&G’s earnings or retained earnings.  As a result, the initial adoption of FIN 48 had no effect on SCE&G’s equity.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $15 million.  Because the benefits would be amortized into earnings over a number of years under SFAS 71, the impact on any individual year’s effective tax rate would be immaterial.  No material changes in the status of our tax positions have occurred subsequent to adoption.

The Company recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses.  Through June 30, 2007, the Company has not accrued any significant amount of interest or tax penalties.

G.      Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, comprised of the deferred cost of employee benefit plans, totaled $6.9 million as of June 30, 2007 and December 31, 2006.

2.       RATE AND OTHER REGULATORY MATTERS

Electric

On June 15, 2007 SCE&G filed an application with the SCPSC requesting a 6.75% increase in retail electric rates.  The application, among other things, seeks recovery of costs incurred to perform mandatory environmental upgrades to SCE&G’s generating plants.  SCE&G’s application is expected to be heard by the SCPSC in November 2007.  If approved, the new rates would be effective in January 2008.

SCE&G's rates are established using a cost of fuel component approved by the SCPSC which may be modified periodically to reflect changes in the price of fuel purchased by SCE&G.  In May 2006 SCE&G agreed to spread the recovery of previously under-collected fuel costs of $38.5 million over a two-year period.

Gas

On June 15, 2007 SCE&G filed an application with the SCPSC requesting an increase in retail natural gas rates of 1.3% under the terms of the Natural Gas Rate Stabilization Act (Stabilization Act).  The Stabilization Act is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas service infrastructure.  The SCPSC is expected to review SCE&G’s filing in October 2007.  If approved, the rate adjustment would be implemented with the first billing cycle in November 2007.

In September 2006, the SCPSC approved an increase in retail natural gas rates of 3.2% under the terms of the Stabilization Act.  The rate adjustment was effective with the first billing cycle in November 2006.

SCE&G's rates are established using a cost of gas component approved by the SCPSC in October 2006 which authorized SCE&G to adjust its cost of gas on a monthly, rather than an annual, basis beginning in December 2006.  The cost of gas adjustment is based on a twelve-month rolling average.

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

The Company’s regulated gas operations hedge natural gas purchasing activities using over-the-counter options and swaps and New York Mercantile Exchange (NYMEX) futures and options. The Company’s tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of these hedging activities are to be included in the PGA. As such, costs of related derivatives utilized to hedge gas purchasing activities are recoverable through the weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability.

5.       COMMITMENTS AND CONTINGENCIES

Reference is made to Note 10 to the consolidated financial statements appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2006. Commitments and contingencies at June 30, 2007 include the following:

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

SCE&G maintains an environmental assessment program to identify and evaluate its current and former MGP sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations.  SCE&G defers site assessment and clean-up costs and recovers them through rates (see Note 1). Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $17.2 million at June 30, 2007.  The deferral includes the estimated costs associated with the following matters.

SCE&G owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. SCE&G anticipates that remediation for contamination at the site will be completed in late 2007, with certain monitoring and retreatment activities continuing through 2012. As of June 30, 2007, SCE&G had spent $22.3 million to remediate the site and expects to spend an additional $1.0 million prior to entering a monitoring and reporting stage. In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to this site. SCE&G expects to recover any cost arising from the remediation of this site through rates.

SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. One of the sites has been remediated and will undergo routine monitoring until released by the South Carolina Department of Health and Environmental Control (DHEC). The other sites are currently being investigated under work plans approved by DHEC. SCE&G anticipates that major remediation activities for the three sites will be completed by 2011. As of June 30, 2007, SCE&G has spent $4.8 million related to these three sites, and expects to spend an additional $11.2 million.  SCE&G expects to recover any cost arising from the remediation of these sites through rates.

C.     Claims and Litigation

In August 2003, SCE&G was served as a co-defendant in a purported class action lawsuit styled as Collins v. Duke Energy Corporation, Progress Energy Services Company, and South Carolina Electric & Gas Company in South Carolina's Circuit Court of Common Pleas for the Fifth Judicial Circuit.  The plaintiffs subsequently dismissed defendants Duke Energy and Progress Energy and proceeded against SCE&G only. The plaintiffs sought damages for the alleged improper use of electric transmission and distribution easements but did not assert a dollar amount for their claims. Specifically, the plaintiffs alledged that the licensing of attachments on electric utility poles, towers and other facilities to nonutility third parties or telecommunication companies for other than the electric utility’s internal use along the electric transmission and distribution line rights-of-way constituted a trespass. On July 20, 2007, Plaintiffs’ counsel filed a Stipulation of Dismissal Without Prejudice with the Lexington County Clerk of Court’s Office.  This case can be re-filed; however, SCANA and SCE&G believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

In May 2004, the Company was served with a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation. The case was filed in South Carolina’s Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges the Company made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than the Company’s electricity-related internal communications.  The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment. The plaintiff did not assert a specific dollar amount for the claims. The Company believes its actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The Circuit Court granted the Company’s motion to dismiss and issued an order dismissing the case in June 2005. The plaintiff appealed to the South Carolina Supreme Court. The Supreme Court overruled the Circuit Court in October 2006 and returned the case to the Circuit Court for further consideration.  In July 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.  The plaintiff has appealed this ruling to the South Carolina Court of Appeals.  It is anticipated that this case may not go to trial before 2008.  The Company will continue to mount a vigorous defense and believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

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

			Earnings (Loss)
		Operating	Available to
	External	Income	Common	Segment
Millions of Dollars	Revenue	(Loss)	Shareholder	Assets
Three Months Ended June 30, 2007
Electric Operations	$472	$111	n/a
Gas Distribution	103	-	n/a
All Other	-	-	(4)
Adjustments/Eliminations	-	(2)	56
Consolidated Total	$575	$109	$52

Six Months Ended June 30, 2007
Electric Operations	$917	$166	n/a	$5,746
Gas Distribution	292	27	n/a	463
All Other	-	-	$(10)	-
Adjustments/Eliminations	-	(3)	97	1,501
Consolidated Total	$1,209	$190	$87	$7,710

Three Months Ended June 30, 2006
Electric Operations	$464	$119	n/a
Gas Distribution	89	(3)	n/a
All Other	-	-	$(4)
Adjustments/Eliminations	-	(3)	55
Consolidated Total	$553	$113	$51

Six Months Ended June 30, 2006
Electric Operations	$864	$210	n/a	$5,458
Gas Distribution	281	16	n/a	404
All Other	-	-	$(6)	5
Adjustments/Eliminations	-	(10)	104	1,527
Consolidated Total	$1,145	$216	$98	$7,394

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

RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
AS COMPARED TO THE CORRESPONDING PERIODS IN 2006

Net Income

Net income was as follows:

	Second Quarter		Year to Date
	2007	2006	2007	2006

Net income	$53.7	$52.5	$91.1	$102.0

Second Quarter

Net income increased primarily due to a higher gas margin of $3.2 million and a higher electric margin of $1.8 million, partially offset by increased incentive compensation and other benefit costs of $2.5 million, Accelerated depreciation on the Lake Murray back-up dam and recognition of synthetic fuel tax credits and related items had no effect on net income, as discussed at Income Taxes - Recognition of Synthetic Fuel Tax Credits.

Year to Date

Net income decreased due to  increased electric generation, transmission and distribution expenses of $5.2 million, increased incentive compensation and other benefit costs of $4.7 million, increased depreciation expense of $3.3 million, increased property and other taxes of $2.2 million and the recognition in 2006 of the cumulative effect of an accounting change resulting from SCANA’s adoption of Statement of Financial Accounting Standards  123(R), “Share-Base Payment,” of $3.8 million, partially offset by an increase in gas margin of $8.0 million and an increase in electric margin of $1.2 million.  Accelerated depreciation on the Lake Murray back-up dam and recognition of synthetic fuel tax credits and related items had no effect on net income, as discussed at Income Taxes - Recognition of Synthetic Fuel Tax Credits.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock held by SCANA Corporation (SCANA) during 2007:

Declaration Date	Amount	Quarter Ended	Payment Date
February 15, 2007	$36.0 million	March 31, 2007	April 1, 2007
April 26, 2007	$39.7 million	June 30, 2007	July 1, 2007
August 2, 2007	$39.7 million	September 30, 2007	October 1, 2007

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (SCFC).  Electric operations sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year To Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006

Operating revenues	$472.0	1.7%	$464.3	$916.6	6.1%	$863.9
Less: Fuel used in electric generation	152.9	4.3%	146.6	308.8	16.9%	264.1
Purchased power	6.6	(19.5)%	8.2	18.0	51.3%	11.9
Margin	$312.5	1.0%	$309.5	$589.8	0.3%	$587.9

Second Quarter

Margin increased by $11.1 million due to customer growth and usage.  This increase was partially offset by $5.6 million due to lower off-system sales.

Year to Date

Margin increased by $19.1 million due to customer growth and usage.  This increase was partially offset by $16.3 million due to lower off-system sales.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year To Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006

Operating revenues	$103.2	16.2%	$88.8	$292.3	3.8%	$281.5
Less: Gas purchased for resale	80.9	13.0%	71.6	220.3	(2.1)%	225.1
Margin	$22.3	29.7%	$17.2	$72.0	27.7%	$56.4

Second Quarter

Margin increased by $3.3 million due to the Public Service Commission of South Carolina (SCPSC)-approved increase to retail gas base rates effective with the first billing cycle in November 2006 and by $1.9 million due to customer growth.

Year to Date

Margin increased by $10.8 million due to an SCPSC-approved increase in retail gas base rates and by $2.2 million due to customer growth.

Other Operating Expenses

Other operating expenses were as follows:

	Second Quarter			Year To Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006

Other operation and maintenance	$116.9	2.7%	$113.8	$246.0	7.6%	$228.6
Depreciation and amortization	74.0	12.8%	65.6	153.2	17.8%	130.1
Other taxes	35.1	3.2%	34.0	72.5	5.1%	69.0

Second Quarter

Other operation and maintenance expenses increased by $4.2 million due to higher incentive compensation and other benefit costs.  This increase was partially offset by lower costs related to injuries and damages claims of $1.2 million.  Depreciation and amortization expense increased by $5.9 million due to lower estimated phase-out of synthetic fuel tax credits related to the back-up dam at Lake Murray (see Income Taxes-Recognition of Synthetic Fuel Tax Credits) and by $2.5 million due to net property additions.  Other taxes increased due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased by $8.5 million due to higher electric generation, transmission and distribution expenses and by $7.6 million due to higher incentive compensation and other benefit costs.  Depreciation and amortization expense increased by $17.8 million due to lower estimated phase-out of synthetic fuel tax credits related to the back-up dam at Lake Murray (see Income Taxes-Recognition of Synthetic Fuel Tax Credits) and by $5.4 million due to net property additions.  Other taxes increased due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities. Other income (expense) declined in 2007 compared to 2006 primarily due to lower carrying cost recovery recognition on the unrecovered balance of the Lake Murray back-up dam project.

Income Taxes

Income tax expense decreased primarily due to changes in operating income and due to the recognition of $18.5 million in synthetic fuel tax credits during the first half of 2007 compared to $8.8 million during the same period in 2006.

Recognition of Synthetic Fuel Tax Credits

SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel, the use of which fuel qualifies for federal income tax credits. Under an accounting methodology approved by the SCPSC in a January 2005 order, construction costs related to the Lake Murray back-up dam project are recorded in utility plant in service in a special dam remediation account outside of rate base, and depreciation is being recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.

The level of depreciation expense and related tax benefit recognized in the income statement is equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account declines as accelerated depreciation is recorded. Although these entries collectively have no impact on consolidated net income, they can have a significant impact on individual line items within the income statement. The accelerated depreciation, synthetic fuel tax credits, partnership losses and the income tax benefit arising from such losses recognized by SCE&G during the three and six months ended June 30, 2007 and 2006 are as follows:

	Second Quarter		Year to Date
Millions of dollars	2007	2006	2007	2006
Depreciation and amortization expense	$(7.1)	$(1.2)	$(19.1)	$(1.4)
Income tax benefits:
From synthetic fuel tax credits	6.8	3.3	17.7	6.6
From accelerated depreciation	2.7	0.5	7.3	0.6
From partnership losses	1.5	1.5	3.6	3.5
Total income tax benefits	11.0	5.3	28.6	10.7

Losses from Equity Method Investments	(3.9)	(4.1)	(9.5)	(9.3)

Impact on Net Income	$-	$-	$-	$-

Depreciation on the Lake Murray back-up dam remediation account will be matched to available synthetic fuel tax credits on a quarterly basis until all of the available synthetic fuel tax credits have been utilized.  The synthetic fuel tax credit program expires at the end of 2007.

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

The benchmark price range for 2006, published in April 2007, was $55 to $69 per barrel, resulting in a phase-out of 33 percent for 2006.  SCE&G’s analysis indicates that the available synthetic fuel tax credits for 2007 also are likely to be impacted by the phase-out calculation. As such, through June 2007 the Company recorded synthetic fuel tax credits and applied those credits to allow the recording of accelerated depreciation related to the balance in the dam remediation project account based on an estimate that only 74.5 percent of credits generated in 2007 will be available (phase-out of 25.5 percent). The Company cannot predict what impact, if any, the price of oil may have on the Company’s ability to earn and utilize synthetic fuel tax credits in the future. However, there is significant uncertainty as to the continued availability of the credits in 2007. The availability of these synthetic fuel tax credits is also subject to coal availability and other operational risks related to the generating plants.

The Company does not expect available credits to be sufficient to fully recover the construction costs of dam remediation, and the total unrecovered costs at the end of 2007 may be significant. To the extent that available credits are not sufficient to fully recover the construction costs of the dam remediation, regulatory action to allow recovery of those remaining costs will likely be sought. As of June 30, 2007, remaining unrecovered costs, based on management’s recording of accelerated depreciation and related tax benefits, were $54.0 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company’s ratios of earnings to fixed charges for the six and 12 months ended June 30, 2007 were 2.63 and 3.09, respectively.  The Company’s ratios of earnings to combined fixed charges and preference dividends for the same periods were 2.44 and 2.87, respectively.

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

The current state of continued DOJ enforcement actions continues to be the subject of industry-wide speculation, but it is possible that the EPA will commence enforcement actions against SCE&G and GENCO, and the EPA has the authority to seek penalties at the rate of up to $27,500 per day for each violation. The EPA also could seek installation of BACT (or equivalent) at the three plants. The Company continues to believe that any enforcement actions relative to the Company’s compliance with the CAA would be without merit. The Company has completed installation of selective catalytic reactors at Wateree and Williams for nitrogen oxides control and is proceeding with plans to install sulfur dioxide scrubbers at both of these stations to meet Clean Air Interstate Rule (CAIR) regulations. These actions would mitigate many of the concerns with NSR. SCE&G and GENCO expect to incur capital expenditures totaling approximately $450 million over the 2007-2010 period to install this new equipment. SCE&G and GENCO also expect to have increased operation and maintenance costs related to this equipment of approximately $3.4 million in 2009 and $23 million in 2010 and each subsequent year thereafter. To meet compliance requirements for the years 2012 through 2016, the Company anticipates additional capital expenditures totaling approximately $480 million.

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

As of June 30, 2007	Expected Maturity
						There-		Fair
Millions of dollars	2007	2008	2009	2010	2011	after	Total	Value

Long-Term Debt Issued:
Fixed Rate ($)	3.7	3.7	103.7	10.4	164.9	1,667.9	1,954.3	2,001.2
Average Interest Rate (%)	7.78	7.78	6.18	6.31	6.71	5.83	5.93	n/a

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

	Expected Maturity
Futures Contracts - Long	2007	2008	2009

Settlement Price (a)	7.52	8.63	9.51
Contract Amount (b)	6.5	14.7	3.5
Fair Value (b)	5.9	14.5	3.3

	Expected Maturity
Commodity Swaps	2007	2008	2009

Pay fixed/receive variable (b)	32.6	64.1	4.6
Average pay rate (a)	8.7730	8.7904	10.0009
Average received rate (a)	7.7880	8.5623	9.5130
Fair value (b)	29.0	62.4	4.4

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4T.  CONTROLS AND PROCEDURES

As of June 30, 2007, South Carolina Electric & Gas Company (SCE&G) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2007, SCE&G’s disclosure controls and procedures were effective. There has been no change in SCE&G’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect SCE&G’s  internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SCANA Corporation:

The following table provides information about purchases by or on behalf of SCANA Corporation (SCANA) or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) of shares or other units of any class of SCANA's equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
				(d)
				Maximum number
			(c)	(or approximate
			Total number of	dollar value) of
	(a)		shares (or units)	shares (or units)
	Total number of	(b)	purchased as part of	that may yet be
	shares (or units)	Average price paid	publicly announced	purchased under the
Period	purchased	per share (or unit)	plans or programs	plan or program
April 1-30	307,251	$44.17	307,251
May 1-31	116,055	43.92	116,055
June 1-30	82,458	41.33	82,458
Total	505,764		505,764	*

*On May 16, 2006 SCANA announced a program to convert from original issue to open market purchase of SCANA common stock for all applicable compensation and dividend reinvestment plans.  This program has no stated maximum number of  shares that may be purchased and no stated expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (not applicable for South
                 Carolina Electric & Gas Company).

The Annual Meeting of Shareholders of SCANA Corporation Common Stock (No Par Value) was held on April 26, 2007.  The following matters were voted upon at the meeting.

1.          To elect three (3) Class II Directors for the terms specified in the Proxy Statement.

Nominee	Number of Shares Voting For	Number of Shares Voting to Withhold Authority	Total Shares Voted
W. Hayne Hipp	97,883,829	1,385,437	99,269,266
Harold C. Stowe	97,913,048	1,356,218	99,269,266
G. Smedes York	97,918,853	1,350,413	99,269,266

2.          To approve the appointment of Deloitte & Touche LLP as independent auditors for SCANA Corporation.

Number of Shares
FOR	98,444,282
AGAINST	419,587
ABSTAIN	405,397
TOTAL	99,269,266

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
August 3, 2007	James E. Swan, IV
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

3.04		X	Articles of Amendment effective as of the dates indicated below and filed as exhibits to the Registration Statements or Exchange Act reports set forth below and are incorporated by reference herein
			May 22, 2001	Exhibit 3.02	to Registration No. 333-65460
			June 14, 2001	Exhibit 3.04	to Registration No. 333-65460
			August 30, 2001	Exhibit 3.05	to Registration No. 333-101449
			March 13, 2002	Exhibit 3.06	to Registration No. 333-101449
			May 9, 2002	Exhibit 3.07	to Registration No. 333-101449
			June 4, 2002	Exhibit 3.08	to Registration No. 333-101449
			August 12, 2002	Exhibit 3.09	to Registration No. 333-101449
			March 13, 2003	Exhibit 3.03	to Registration No. 333-108760
			May 22, 2003	Exhibit 3.04	to Registration No. 333-108760
			June 18, 2003	Exhibit 3.05	to Registration No. 333-108760
			August 7, 2003	Exhibit 3.06	to Registration No. 333-108760
			February 26, 2004	Exhibit 3.05	to Form 10-K for the year ended December 31, 2004
			May 18, 2004	Exhibit 3.05	to Form 10-Q for the quarter ended June 30, 2004
			June 18, 2004	Exhibit 3.06	to Form 10-Q for the quarter ended June 30, 2004
			August 12, 2004	Exhibit 3.05	to Form 10-Q for the quarter ended Sept. 30, 2004
			March 9, 2005	Exhibit 3.11	to Form 10-Q for the quarter ended Sept. 30, 2005
			May 16, 2005	Exhibit 3.12	to Form 10-Q for the quarter ended Sept. 30, 2005
			June 15, 2005	Exhibit 3.13	to Form 10-Q for the quarter ended Sept. 30, 2005
			August 16, 2005	Exhibit 3.14	to Form 10-Q for the quarter ended Sept. 30, 2005
			March 14, 2006	Exhibit 3.01	to Form 8-K dated March 17, 2006
			May 11, 2006	Exhibit 3.01	to Form 8-K filed May 15, 2006
			June 28, 2006	Exhibit 3.01	to Form 8-K filed June 29, 2006
			August 16, 2006	Exhibit 3.01	to Form 8-K filed August 17, 2006
			March 13, 2007	Exhibit 3.01	to Form 8-K filed March 15, 2007
			May 22, 2007	Exhibit 3.01	to Form 8-K filed May 23, 2007
			June 22, 2007	Exhibit 3.01	to Form 8-K filed June 26, 2007

3.05		X	Articles of Correction filed on June 1, 2001 correcting May 22, 2001 Articles of Amendment (Filed as Exhibit 3.03 to Registration Statement No. 333-65460 and incorporated by reference herein)
3.06		X
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