Form 10-Q
period 2007-09-30
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2007-11-02
CIK 91882, 754737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

SCANA Corporation	Large accelerated filer ☒	Accelerated filer □	Non-accelerated filer □
South Carolina Electric & Gas Company	Large accelerated filer □	Accelerated filer □	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes □ No ☒  South Carolina Electric & Gas Company Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at October 31, 2007
SCANA Corporation	Without Par Value	116,664,933
South Carolina Electric & Gas Company	$4.50 Par Value	40,296,147 (a)
(a)Owned beneficially and of record by SCANA Corporation.

This combined Form 10-Q is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other company.

SEPTEMBER 30, 2007

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

(6)       growth opportunities for SCANA’s regulated and diversified subsidiaries;

(7)       the results of financing efforts;

(8)       changes in SCANA’s or its subsidiaries’ accounting rules and accounting policies;

(9)       weather conditions, especially in areas served by SCANA’s subsidiaries;

(10)     payment by counterparties as and when due;

(11)     the results of efforts to license, site and construct facilities for baseload electric generation;

(12)     the availability of fuels such as coal, natural gas and enriched uranium used to produce electricity; the availability of purchased power and natural gas for distribution; the level and volatility of future market prices for such fuels and purchased power; and the ability to recover the costs for such fuels and purchased power;

(13)     performance of SCANA’s pension plan assets;

(14)     inflation;

(15)     compliance with regulations; and

(16)     the other risks and uncertainties described from time to time in the periodic reports filed by SCANA or South
           Carolina Electric & Gas Company (SCE&G) with the United States Securities and Exchange Commission (SEC).

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

SCANA CORPORATION
FINANCIAL SECTION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
Millions of dollars	2007	2006
Assets
Utility Plant In Service	$9,639	$9,227
Accumulated Depreciation and Amortization	(2,964)	(2,815)
	6,675	6,412
Construction Work in Progress	338	326
Nuclear Fuel, Net of Accumulated Amortization	66	39
Acquisition Adjustments	230	230
Utility Plant, Net	7,309	7,007

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $81 and $70	124	132
Assets held in trust, net-nuclear decommissioning	61	56
Other investments	88	88
Nonutility Property and Investments, Net	273	276

Current Assets:
Cash and cash equivalents	127	201
Receivables, net of allowance for uncollectible accounts of $11 and $14	470	655
Receivables - affiliated companies	31	32
Inventories (at average cost):
Fuel	296	300
Materials and supplies	102	93
Emission allowances	38	22
Prepayments and other	27	39
Deferred income taxes	23	34
Total Current Assets	1,114	1,376

Deferred Debits and Other Assets:
Pension asset, net	228	200
Emission allowances	-	27
Regulatory assets	776	792
Other	114	139
Total Deferred Debits and Other Assets	1,118	1,158
Total	$9,814	$9,817

	September 30,	December 31,
Millions of dollars	2007	2006
Capitalization and Liabilities
Shareholders’ Investment:
Common equity	$2,930	$2,846
Preferred stock (Not subject to purchase or sinking funds)	106	106
Total Shareholders’ Investment	3,036	2,952
Preferred Stock, net (Subject to purchase or sinking funds)	7	8
Long-Term Debt, net	2,956	3,067
Total Capitalization	5,999	6,027

Current Liabilities:
Short-term borrowings	570	487
Current portion of long-term debt	118	43
Accounts payable	249	414
Accounts payable - affiliated companies	30	27
Customer deposits and customer prepayments	80	85
Taxes accrued	117	121
Interest accrued	49	51
Dividends declared	54	51
Other	103	126
Total Current Liabilities	1,370	1,405

Deferred Credits and Other Liabilities:
Deferred income taxes, net	967	947
Deferred investment tax credits	104	120
Asset retirement obligations	304	292
Postretirement benefits	194	194
Regulatory liabilities	759	714
Other	117	118
Total Deferred Credits and Other Liabilities	2,445	2,385

Commitments and Contingencies (Note 5)	-	-
Total	$9,814	$9,817

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars, except per share amounts	2007	2006	2007	2006

Operating Revenues:
Electric	$602	$584	$1,515	$1,444
Gas - regulated	146	185	773	914
Gas - nonregulated	331	293	1,161	1,037
Total Operating Revenues	1,079	1,062	3,449	3,395

Operating Expenses:
Fuel used in electric generation	209	200	518	464
Purchased power	9	7	27	19
Gas purchased for resale	399	410	1,573	1,624
Other operation and maintenance	156	153	490	460
Depreciation and amortization	76	98	253	251
Other taxes	41	38	120	114
Total Operating Expenses	890	906	2,981	2,932

Operating Income	189	156	468	463

Other Income (Expense):
Other income	18	48	65	120
Other expenses	(14)	(32)	(39)	(76)
Interest charges, net of allowance for borrowed funds
used during construction of $4, $2, $9 and $5	(51)	(52)	(156)	(159)
Gain on sale of assets	1	-	2	-
Preferred dividends of subsidiary	(2)	(2)	(6)	(6)
Allowance for equity funds used during construction	1	-	2	-
Total Other Expense	(47)	(38)	(132)	(121)

Income Before Income Tax Expense, Losses from Equity
Method Investments and Cumulative Effect of Accounting Change	142	118	336	342
Income Tax Expense	46	25	93	93

Income Before Losses from Equity Method
Investments and Cumulative Effect of Accounting Change	96	93	243	249
Losses from Equity Method Investments	(4)	(4)	(11)	(11)
Cumulative Effect of Accounting Change, net of taxes	-	-	-	6

Net Income	$92	$89	$232	$244

Basic and Diluted Earnings Per Share of Common Stock:
Before Cumulative Effect of Accounting Change	$.79	$.76	$1.99	$2.06
Cumulative Effect of Accounting Change, net of taxes	-	-	-	.05
Basic and Diluted Earnings Per Share	$.79	$.76	$1.99	$2.11
Weighted Average Shares Outstanding (millions)	116.7	116.1	116.7	115.5

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
Millions of dollars	2007	2006
Cash Flows From Operating Activities:
Net income	$232	$244
Adjustments to reconcile net income to net cash provided from operating activities:
Cumulative effect of accounting change, net of taxes	-	(6)
Excess losses, net of distributions from equity method investments	13	11
Depreciation and amortization	258	255
Amortization of nuclear fuel	14	14
Hedging activities	9	(15)
Allowance for equity funds used during construction	(2)	-
Carrying cost recovery	(4)	(5)
Gain on sale of assets	(2)	-
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	186	385
Inventories	(37)	(51)
Prepayments and other	12	(6)
Pension asset	(28)	(10)
Other regulatory assets	3	(49)
Deferred income taxes, net	31	(8)
Regulatory liabilities	21	26
Postretirement benefits	4	7
Accounts payable	(133)	(247)
Taxes accrued	(4)	12
Interest accrued	(2)	(3)
Changes in fuel adjustment clauses	(30)	19
Changes in other assets	20	13
Changes in other liabilities	(26)	21
Net Cash Provided From Operating Activities	535	607
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(489)	(311)
Proceeds from sale of assets	2	18
Nonutility property additions	(3)	(27)
Investments	(9)	(21)
Net Cash Used For Investing Activities	(499)	(341)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	-	132
Proceeds from issuance of common stock	6	60
Redemption/repurchase of equity securities	(9)	-
Repayment of debt	(33)	(148)
Dividends	(157)	(148)
Short-term borrowings, net	83	(123)
Net Cash Used For Financing Activities	(110)	(227)
Net Increase (Decrease) In Cash and Cash Equivalents	(74)	39
Cash and Cash Equivalents, January 1	201	62
Cash and Cash Equivalents, September 30	$127	$101
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $9 and $5)	$133	$162
- Income taxes	46	67

Noncash Investing and Financing Activities:
Accrued construction expenditures	34	16

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2007	2006	2007	2006
Net Income	$92	$89	$232	$244
Other Comprehensive Income, net of tax:
Unrealized gains (losses) on hedging activities:
Unrealized holding gains (losses) arising during period	(9)	(16)	(8)	(36)
Reclassification adjustment for losses included in net income	4	4	15	21
Deferred cost of employee benefit plans, net of taxes	1	-	1	-
Total Comprehensive Income (1)	$88	$77	$240	$229

(1) Accumulated other comprehensive loss totaled $20.8 million as of September 30, 2007 and $28.9 million as of
December 31, 2006.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

	September 30,	December 31,
Millions of dollars	2007	2006
Regulatory Assets:
Accumulated deferred income taxes	$174	$174
Under-collections - electric fuel and gas cost adjustment clauses	107	95
Deferred purchased power costs	2	9
Environmental remediation costs	27	29
Asset retirement obligations and related funding	272	264
Franchise agreements	51	55
Deferred regional transmission organization costs	6	8
Deferred employee benefit plan costs	122	142
Other	15	16
Total Regulatory Assets	$776	$792

Regulatory Liabilities:
Accumulated deferred income taxes	$36	$38
Over-collections - gas cost adjustment clauses	8	8
Other asset removal costs	633	599
Storm damage reserve	48	44
Planned major maintenance	13	6
Other	21	19
Total Regulatory Liabilities	$759	$714

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset. Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under- and over-collections - electric fuel and gas cost adjustment clauses, net, represent amounts under- or over-collected from customers pursuant to the fuel adjustment clause (electric customers) or gas cost adjustment clause (gas customers) as approved by the Public Service Commission of South Carolina (SCPSC) or the North Carolina Utilities Commission (NCUC) during annual hearings. Included in these amounts are regulatory assets or liabilities arising from realized and unrealized gains and losses incurred in the natural gas hedging programs of the Company’s regulated operations.  In addition, certain substances used to treat fuel emissions are included.

Deferred purchased power costs represent costs necessitated by outages at two of South Carolina Electric & Gas Company’s (SCE&G) base load generating plants in winter 2000-2001. The SCPSC approved the recovery of these costs in base rates over a three-year period beginning January 2005.

   Environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by SCE&G are being recovered through rates, of which $16.8 million remain to be recovered. SCE&G is authorized to amortize $1.4 million of these costs on an annual basis.  Costs incurred through June 30, 2006, at sites owned by Public Service Company of North Carolina, Incorporated (PSNC Energy) are being recovered through rates over a three-year period. In addition, management believes that costs incurred subsequent to June 30, 2006, totaling $3.1 million at September 30, 2007, and the estimated remaining costs to be incurred of $4.6 million, will be recoverable by PSNC Energy through rates.

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

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year and certain transmission and distribution insurance premiums. For the nine months ended September 30, 2007, $0.7 million was drawn from the reserve.  See also Note 2.

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

C.      Affiliated Transactions

SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel. SCE&G’s receivables from these affiliated companies were $30.7 million at September 30, 2007 and $31.8 million at December 31, 2006.  SCE&G’s payables to these affiliated companies were $30.3 million at September 30, 2007 and $26.6 million at December 31, 2006.

SCE&G purchases shaft horsepower from a cogeneration facility.  The facility is owned by a limited liability company (LLC) in which SCANA holds an equity-method investment.  SCE&G’s payables to the LLC were $2.5 million at September 30, 2007 and $2.5 million at December 31, 2006.  SCE&G purchased $7.4 million and $20.8 million of shaft horsepower from the LLC for the three and nine months ended September 30, 2007, respectively, and purchased $7.0 million and $19.7 million of shaft horsepower from the LLC for the three and nine months ended September 30, 2006, respectively.

D.      Pension and Other Postretirement Benefit Plans

Components of net periodic benefit income or cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Three months ended September 30,	2007	2006	2007	2006
Millions of dollars
Service cost	$3.5	$3.5	$0.9	$1.1
Interest cost	9.2	10.0	2.8	3.0
Expected return on assets	(18.2)	(18.8)	-	-
Prior service cost amortization	1.5	1.7	0.2	0.4
Transition obligation amortization	-	0.2	0.2	0.2
Amortization of actuarial loss	-	0.1	0.1	0.6
Net periodic benefit (income) cost	$(4.0)	$(3.3)	$4.2	$5.3

	Pension Benefits		Other Postretirement Benefits
Nine months ended September 30,	2007	2006	2007	2006
Millions of dollars
Service cost	$10.5	$10.5	$3.3	$3.5
Interest cost	29.9	29.8	8.8	8.7
Expected return on assets	(58.4)	(56.4)	-	-
Prior service cost amortization	4.9	5.1	0.8	0.8
Transition obligation amortization	-	0.4	0.6	0.6
Amortization of actuarial loss	-	0.5	0.7	1.3
Net periodic benefit (income) cost	$(13.1)	$(10.1)	$14.2	$14.9

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

F.       Income Taxes

The Company files a consolidated federal income tax return and the Company and its subsidiaries file various applicable state and local income tax returns.  The Internal Revenue Service (IRS) has completed examinations of the Company’s federal returns through 2004, and the Company’s federal returns through 2003 are closed for additional assessment.  With a few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before 2003.  The IRS has completed the examination of S. C. Coaltech No. 1 LP., a synthetic fuel partnership in which the Company has an interest, for the 2004 tax year.  The Company does not anticipate that any adjustments from the examination will have a material impact on the earnings, cash flows or the financial position of the Company.  The Company continues to believe that all of its synthetic fuel tax credits have been properly claimed.

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

The Company recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses.  Through September 30, 2007, the Company has not accrued any significant amount of interest or tax penalties.

2.       RATE AND OTHER REGULATORY MATTERS

SCE&G

Electric

On October 24, 2007 SCE&G entered into a settlement agreement with the Office of Regulatory Staff and all other intervenors in connection with SCE&G’s pending retail electric rate application that was filed on June 15, 2007. The settlement agreement is subject to review and approval by the SCPSC.  The settlement agreement would result in an overall increase in retail electric revenues of approximately $76.9 million, or 4.4%, based on a test year calculation, or about 65% of the $118 million (6.75%) overall revenue increase requested in the application.  The settlement agreement establishes an allowed return on common equity of 11% (the agreed rate increase produces a 10.7% return).  Hearings on this request concluded October 31, 2007, and a rate order is expected by year end.  If approved, rates under such an order would go into effect January 1, 2008.

In an October 1, 2007 order, the SCPSC approved SCE&G’s request to increase the storm damage reserve cap from $50 million to $100 million.  In addition, the SCPSC approved SCE&G’s request to apply certain transmission and distribution insurance premiums against the reserve until SCE&G files its next retail electric rate case.

SCE&G’s rates are established using a cost of fuel component approved by the SCPSC which may be modified periodically to reflect changes in the price of fuel purchased by SCE&G.  In May 2006 SCE&G agreed to spread the recovery of previously under-collected fuel costs of $38.5 million over a two-year period.

Gas

In October 2007 the SCPSC approved an increase in retail natural gas rates of 0.9% under the terms of the Natural Gas Rate Stabilization Act (Stabilization Act).  The Stabilization Act is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas service infrastructure.  The rate adjustment will be effective with the first billing cycle in November 2007.

In September 2006, the SCPSC approved an increase in retail natural gas rates of 3.2% under the terms of the Stabilization Act.  The rate adjustment was effective with the first billing cycle in November 2006.

SCE&G’s gas rates are calculated using a methodology approved by the SCPSC in October 2006 which authorized SCE&G to adjust its cost of gas on a monthly, rather than an annual, basis beginning in December 2006.   The cost of gas adjustment is based on a twelve-month rolling average.

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

In October 2007, in connection with PSNC Energy’s 2007 Annual Prudence Review, the NCUC determined that PSNC Energy’s gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12-months  ended March 31, 2007.

In May 2007 the NCUC approved PSNC Energy’s request to eliminate the use of its current dual residential customer rate structure and replace it with a single residential rate.   The NCUC also ordered that PSNC Energy establish a new residential rate structure by November 1, 2007.  In October 2007, the NCUC approved PSNC Energy’s petition to implement a residential service rate which has a winter/summer differential of 6 cents per therm.  The higher winter rate will help recover costs associated with operating the system during high customer demand.   All residential customers are being charged this rate effective November 1, 2007.  These changes in the rate structure will have no impact on 2007 earnings.

In October 2006 the NCUC granted PSNC Energy an annual increase in retail natural gas margin revenues of approximately $15.2 million, or 2.6 percent, which was offset by a $9.2 million decrease in fixed-gas cost revenues, for an overall increase of $6.0 million, or 1.0 percent. The new rates are based on an allowed overall rate of return on rate base of 8.9 percent, and became effective for services rendered on or after November 1, 2006. In connection with the rate increase, the NCUC approved PSNC Energy’s recovery through rates, over a three-year period, of certain costs for environmental remediation and pipeline integrity management.

3.       DEBT AND CREDIT FACILITIES

SCE&G and PSNC Energy use five-year revolving credit facilities to refinance short-term debt and for general corporate purposes.  South Carolina Fuel Company, Inc. (Fuel Company) uses commercial paper and a five-year revolving credit facility to finance nuclear and fossil fuel inventories and emission allowances.  The unused portion of these facilities provide commercial paper backup.  SCANA also has a five-year revolving credit facility.  All of the five-year credit facilities expire on December 19, 2011.

	September 30,	December 31,
	2007	2006
	Millions of dollars
Lines of credit:
Committed long-term	$1,100	$1,100
Uncommitted (a)	103	103

(a) SCANA or SCE&G may use $78 million of these lines of credit.

Bank loans, lines of credit and commercial paper outstanding (270 or fewer days) were as follows:

	September 30,		December 31,
Millions of dollars	2007		2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
SCANA	-	-	-	-
SCE&G	$280	5.58%	$238	5.38%
Fuel Company	147	5.68%	124	5.38%
PSNC Energy	143	5.74%	125	5.40%
Total	$570	5.65%	$487	5.38%

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

At September 30, 2007 the estimated fair value of interest rate swaps totaled $2.6 million (loss) related to combined notional amounts of $56.0 million.

In October 2007 SCE&G entered into a $100 million forward-starting swap at an initial annual interest rate of approximately 5.3% which will terminate by February 29, 2008.  Any gain or loss on the ultimate settlement of this swap will be amortized over 30 years, which is the life of the anticipated debt issuance to which it relates.

The Company’s regulated gas operations (SCE&G and PSNC Energy) hedge natural gas purchasing activities using over-the-counter options and swaps and New York Mercantile Exchange (NYMEX) futures and options. SCE&G’s tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of these hedging activities are to be included in the PGA. As such, costs of related derivatives utilized to hedge gas purchasing activities are recoverable through the weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability. PSNC Energy’s tariffs also include a provision for the recovery of actual gas costs incurred. PSNC Energy records premiums, transaction fees, margin requirements and any realized and unrealized gains or losses from its hedging program in deferred accounts as a regulatory asset or liability for the over- or under-recovery of gas costs.

The Company’s nonregulated gas operations recognize gains and losses as a result of qualifying cash flow hedges whose hedged transactions occur during the reporting period and record them, net of taxes, in cost of gas. The effects of gains or losses resulting from these hedging activities are either offset by the recording of the related hedged transactions or are included in gas sales pricing decisions made by the business unit.  The Company estimates that most of the September 30, 2007 unrealized loss balance of $8.3 million, net of taxes, will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months as an increase to gas cost if market prices remain at current levels. As of September 30, 2007, all of the Company’s cash flow hedges settle by their terms before the end of 2010.

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain of its natural gas storage facilities.  At September 30, 2007, such counterparties held 46% of PSNC Energy’s natural gas inventory, with a carrying value of $44.6 million, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees and, in certain instances, a share of profits.  No fees are received under supply service agreements.  The agreements expire at various times through March 31, 2009.

5.       COMMITMENTS AND CONTINGENCIES

Reference is made to Note 10 to the consolidated financial statements appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2006. Commitments and contingencies at September 30, 2007 include the following:

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

B.      Environmental

SCE&G

In March 2005, the United States Environmental Protection Agency (EPA) issued a final rule known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels. SCE&G has petitioned the United States Court of Appeals for the District of Columbia Circuit to review CAIR. Several other electric utilities have filed separate petitions. The petitioners seek a change in the method CAIR uses to allocate sulfur dioxide emission allowances to a method the petitioners believe is more equitable. The Company believes that installation of additional air quality controls will be needed to meet the CAIR requirements, although compliance plans and costsp to comply with the rule have not been determined. Such costs will be material and are expected to be recoverable through rates.

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

SCE&G maintains an environmental assessment program to identify and evaluate its current and former MGP sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. SCE&G defers site assessment and clean-up costs and recovers them through rates (see Note 1). Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $16.8 million at September 30, 2007. The deferral includes the estimated costs associated with the following matters.

    SCE&G owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. SCE&G anticipates that remediation for contamination at the site will be completed in late 2007, with certain monitoring and retreatment activities continuing through 2012. As of September 30, 2007, SCE&G had spent $22.4 million to remediate the site and expects to spend an additional $1.0 million prior to entering a monitoring and reporting stage. In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to this site. SCE&G expects to recover any cost arising from the remediation of this site through rates.

SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. One of the sites has been remediated and will undergo routine monitoring until released by the South Carolina Department of Health and Environmental Control (DHEC). The other sites are currently being investigated under work plans approved by DHEC. SCE&G anticipates that major remediation activities for the three sites will be completed by 2011. As of September 30, 2007, SCE&G has spent $4.9 million related to these three sites, and expects to spend an additional $11.2 million. SCE&G expects to recover any cost arising from the remediation of these sites through rates.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of $4.6 million, which reflects its estimated remaining liability at September 30, 2007. PSNC Energy expects to recover any cost allocable to PSNC Energy arising from the remediation of these sites through rates.

C.     Claims and Litigation

In August 2003, SCE&G was served as a co-defendant in a purported class action lawsuit styled as Collins v. Duke Energy Corporation, Progress Energy Services Company, and South Carolina Electric & Gas Company in South Carolina’s Circuit Court of Common Pleas for the Fifth Judicial Circuit.  The plaintiffs subsequently dismissed defendants Duke Energy and Progress Energy and proceeded against SCE&G only. The plaintiffs sought damages for the alleged improper use of electric transmission and distribution easements but did not assert a dollar amount for their claims. Specifically, the plaintiffs alleged that the licensing of attachments on electric utility poles, towers and other facilities to nonutility third parties or telecommunication companies for other than the electric utility’s internal use along the electric transmission and distribution line rights-of-way constituted a trespass. On July 20, 2007, Plaintiffs’ counsel filed a Stipulation of Dismissal Without Prejudice with the Lexington County Clerk of Court’s Office.  This case can be re-filed; however, SCANA and SCE&G believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

In May 2004, SCANA and SCE&G were served with a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation. The case was filed in South Carolina’s Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment. The plaintiff did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The Circuit Court granted SCANA’s and SCE&G’s motion to dismiss and issued an order dismissing the case in June 2005. The plaintiff appealed to the South Carolina Supreme Court. The Supreme Court overruled the Circuit Court in October 2006 and returned the case to the Circuit Court for further consideration.  In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.  The plaintiff appealed this ruling to the South Carolina Court of Appeals and the Court of Appeals has dismissed the appeal, determining that the Circuit Court ruling is not immediately appealable.  It is anticipated that this case will not go to trial before 2008.  SCANA and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

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

	External	Intersegment	Operating	Net	Segment
Millions of dollars	Revenue	Revenue	Income (Loss)	Income (Loss)	Assets

Three Months Ended September 30, 2007
Electric Operations	$602	$2	$195	n/a
Gas Distribution	144	-	(8)	n/a
Gas Transmission	2	10	4	n/a
Retail Gas Marketing	78	-	n/a	-
Energy Marketing	253	62	n/a	$1
All Other	6	87	n/a	(8)
Adjustments/Eliminations	(6)	(161)	(2)	99
Consolidated Total	$1,079	$-	$189	$92

Nine Months Ended September 30, 2007
Electric Operations	$1,515	$6	$361	n/a	$5,872
Gas Distribution	766	-	65	n/a	1,857
Gas Transmission	7	30	13	n/a	287
Retail Gas Marketing	421	-	n/a	$20	129
Energy Marketing	740	174	n/a	2	102
All Other	19	255	n/a	(17)	572
Adjustments/Eliminations	(19)	(465)	29	227	995
Consolidated Total	$3,449	$-	$468	$232	$9,814

Three Months Ended September 30, 2006
Electric Operations	$584	$3	$167	n/a
Gas Distribution	136	-	(13)	n/a
Gas Transmission	49	65	7	n/a
Retail Gas Marketing	73	-	n/a	$(3)
Energy Marketing	220	48	n/a	1
All Other	21	79	n/a	(5)
Adjustments/Eliminations	(21)	(195)	(5)	96
Consolidated Total	$1,062	$-	$156	$89

Nine Months Ended September 30, 2006
Electric Operations	$1,444	$7	$376	n/a	$5,476
Gas Distribution	747	-	41	n/a	1,706
Gas Transmission	167	294	25	n/a	368
Retail Gas Marketing	435	-	n/a	$21	139
Energy Marketing	602	79	n/a	-	90
All Other	50	229	n/a	(8)	562
Adjustments/Eliminations	(50)	(609)	21	231	1,090
Consolidated Total	$3,395	$-	$463	$244	$9,431

7.      SUBSEQUENT EVENT

In October 2007, the Company sold general unsecured claims arising from a bankrupt customer’s rejection of a long-term pipeline capacity contract with CGTC for approximately $50 million.  Because a substantial portion of these proceeds can be viewed as representing the recovery of the cost of service associated with the capacity (or revenues which would have been earned) under the contract, the majority of them will be deferred and amortized to revenues over future periods, beginning in the fourth quarter of 2007.

At the same time, the Company sold a general unsecured bankruptcy claim of SCE&G which had arisen from the provision of electric transmission services to this same customer.  Based on developments in the bankruptcy proceedings during the third quarter of 2007 and on this subsequent sale, the Company reduced by approximately $4 million a previously recorded allowance against this receivable as of September 30, 2007.

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

RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
AS COMPARED TO THE CORRESPONDING PERIODS IN 2006

Earnings Per Share

The Company’s earnings are reported in accordance with generally accepted accounting principles (GAAP). Management believes that, in addition to reported earnings under GAAP, the Company’s GAAP-adjusted net earnings from operations provides a meaningful representation of its fundamental earnings power and can aid in performing period-over-period financial analysis and comparison with peer group data. In management’s opinion, GAAP-adjusted net earnings from operations is a useful indicator of the financial results of the Company’s primary businesses. This measure is also a basis for management’s provision of earnings guidance and growth projections, and it is used by management in making resource allocation and other budgetary and operational decisions. This non-GAAP performance measure is not intended to replace the GAAP measure of net earnings, but is offered as a supplement to it. A reconciliation of reported (GAAP) earnings per share to GAAP-adjusted net earnings from operations per share is provided in the table below:

	Third Quarter		Year to Date
	2007	2006	2007	2006
Reported (GAAP) earnings per share:	$.79	$.76	$1.99	$2.11
Deduct:
Cumulative effect of accounting change, net of taxes	-	-	-	.05
Reduction in propane litigation accrual upon settlement	-	-	-	.04
GAAP-adjusted net earnings per share from operations	$.79	$.76	$1.99	$2.02

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

Third Quarter

GAAP-adjusted net earnings per share from operations increased primarily due to higher natural gas margin of $.05 and higher electric margin of $.03 and other.  These increases were partially offset by higher operating expenses of $.03 and lower other income of $.04, primarily as a result of lower anticipated royalties earned in connection with the operation of a synthetic fuel plant.   Accelerated depreciation on the Lake Murray back-up dam and recognition of synthetic fuel tax credits and related items had no effect on net income, as discussed at Income Taxes – Recognition of Synthetic Fuel Tax Credits.

Year to Date

GAAP-adjusted net earnings per share from operations decreased primarily due to higher operating expenses of $.23, lower other income of $.03 and dilution of $.02.  The lower level of other income is primarily due to lower anticipated royalties earned in connection with the operation of a synthetic fuel plant.  These decreases were partially offset by higher natural gas margin of $.17, higher electric margin of $.05, lower interest expense of $.02 and other.  Accelerated depreciation on the Lake Murray back-up dam and recognition of synthetic fuel tax credits and related items had no effect on net income, as discussed at Income Taxes – Recognition of Synthetic Fuel Tax Credits.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock during 2007:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 15, 2007	$.44	March 9, 2007	April 1, 2007
April 26, 2007	.44	June 11, 2007	July 1, 2007
August 2, 2007	.44	September 10, 2007	October 1, 2007
October 24, 2007	.44	December 10, 2007	January 1, 2008

Electric Operations

Electric Operations is comprised of the electric operations of South Carolina Electric & Gas Company (SCE&G), South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. Electric operations sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Operating revenues	$602.0	3.0%	$584.5	$1,514.7	4.9%	$1,444.0
Less: Fuel used in generation	209.2	4.8%	199.7	517.9	11.7%	463.8
Purchased power	9.3	32.9%	7.0	27.2	43.2%	19.0
Margin	$383.5	1.5%	$377.8	$969.6	0.9%	$961.2

Third Quarter

Margin increased by $3.3 million due to customer growth and usage and by $1.6 million due to favorable weather.

Year to Date

Margin increased by $22.4 million due to customer growth and usage.  This increase was partially offset by $15.8 million due to lower off-system sales.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and Public Service Company of North Carolina, Incorporated (PSNC Energy). Gas distribution sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year To Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Operating revenues	$144.1	6.0%	$136.0	$766.6	2.6%	$747.2
Less: Gas purchased for resale	97.5	0.7%	96.8	534.5	(3.4)%	553.5
Margin	$46.6	18.9%	$39.2	$232.1	19.8%	$193.7

Third Quarter

Margin at SCE&G increased by $2.3 million due to the Public Service Commission of South Carolina (SCPSC)-approved rate increase effective with the first billing cycle of November 2006  and by $1.9 million due to customer growth.  Margin at PSNC Energy increased by $4.2 million due to the North Carolina Utilities Commission (NCUC)-approved rate increase effective for services rendered on or after November 1, 2006, partially offset by $1.2 million due to lower customer usage.

Year to Date

Margin at SCE&G increased by $13.1 million due to the SCPSC-approved rate increase effective with the first billing cycle of November 2006 and by $4.2  million due to customer growth.  Margin at PSNC Energy increased by $12.9 million due to the NCUC-approved rate increase effective for services rendered on or after November 1, 2006 and by $3.9 million due to customer growth and usage.

Gas Transmission

Gas Transmission is comprised of the operations of Carolina Gas Transmission Corporation (CGTC) and, for periods prior to the name change and merger, South Carolina Pipeline Corporation and SCG Pipeline, Inc., for all periods presented. Gas transmission sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year To Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Transportation revenue	$11.0	89.7%	$5.8	$34.5	*	$16.7
Other operating revenues	0.6	**	108.2	2.0	**	444.5
Less: Gas purchased for resale	-	**	99.1	-	**	412.9
Margin	$11.6	(22.1)%	$14.9	$36.5	(24.4)%	$48.3
*Greater than 100%.
**Change not meaningful due to change in business model.

Third Quarter and Year to Date

      Transportation revenue increased as a result of the change to an open access, transportation-only interstate pipeline business model effective November 1, 2006.  As a result of this change, CGTC no longer earns commodity gas revenues, nor does it incur commodity gas cost.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market. Retail Gas Marketing operating revenues and net income were as follows:

	Third Quarter			Year To Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Operating revenues	$78.4	8.0%	$72.6	$421.4	(3.1)%	$434.7
Net income (loss)	$(0.2)	92.9%	$(2.8)	$19.5	(6.7)%	$20.9

Third Quarter

Operating revenues increased primarily as a result of higher average retail prices and volumes.  Net loss decreased primarily due to higher margin and lower expenses.

Year to Date

Operating revenues decreased primarily as a result of lower average retail prices which were partially offset by higher volume.  Net income decreased primarily due to higher expenses, including bad debt expense.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy. Energy Marketing operating revenues and net income (loss) were as follows:

	Third Quarter			Year To Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Operating revenues	$314.4	17.3%	$268.1	$914.0	33.5%	$684.5
Net income (loss)	$1.6	*	$0.2	$2.3	*	$(0.4)
*Greater than 100%

Third Quarter

Operating revenues increased primarily due to customer growth, some of which results from sales to customers formerly reported in the Gas Transmission segment now being reported in Energy Marketing.  Net income increased primarily due to higher margins.

Year to Date

Operating revenues increased primarily due to customer growth, some of which results from sales to customers formerly reported in the Gas Transmission segment now being reported in Energy Marketing.  Net income increased primarily due to higher margins of $3.1 million, which were partially offset by increased operating expenses of $0.6 million.

Other Operating Expenses

Other operating expenses arising from the operating segments previously discussed were as follows:

	Third Quarter			Year To Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Other operation and maintenance	$155.8	1.8%	$153.0	$489.9	6.6%	$459.7
Depreciation and amortization	75.8	(22.8)%	98.2	252.7	0.5%	251.5
Other taxes	40.6	4.9%	38.7	120.0	4.7%	114.6

Third Quarter

Other operation and maintenance expenses increased primarily due to higher incentive and other benefit costs.  Depreciation and amortization expense decreased by $24.8 million due to higher estimated phase-out of synthetic fuel tax credits related to the back-up dam at Lake Murray (see Income Taxes-Recognition of Synthetic Fuel Tax Credits), partially offset by $2.1 million due to net property additions.  Other taxes increased due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased by $8.1 million due to higher electric generation, transmission and distribution expenses, by $13.9 million due to higher incentive compensation and other benefit costs and by $4.1 million due to higher bad debt expense.  Depreciation and amortization expense increased by $7.5 million due to net property additions, partially offset by $7.0 million due to higher estimated phase-out of synthetic fuel tax credits related to the back-up dam at Lake Murray (see Income Taxes-Recognition of Synthetic Fuel Tax Credits).  Other taxes increased due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and the activities of certain non-regulated subsidiaries. Other income (expense) declined in 2007 compared to 2006 primarily due to lower royalties earned in connection with the operation of a synthetic fuel plant.

Income Taxes

Income tax expense decreased primarily due to changes in operating income, offset by the recognition at SCE&G of $19.7 million in synthetic fuel tax credits during the first nine months of 2007 compared to $26.7 million during the same period in 2006.

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

The level of depreciation expense and related tax benefit recognized in the income statement is equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account declines as accelerated depreciation is recorded. Although these entries collectively have no impact on consolidated net income, they can have a significant impact on individual line items within the income statement. In addition, SCE&G records non-cash carrying costs on the unrecovered investment.  The accelerated depreciation, synthetic fuel tax credits, partnership losses and the income tax benefit arising from such losses recognized by SCE&G during the three and nine months ended September 30, 2007 and 2006 are as follows:

	Third Quarter		Year to Date
Millions of dollars	2007	2006	2007	2006
Depreciation and amortization recapture (expense)	$3.2	$(21.6)	$(15.9)	$(23.0)
Income tax benefits:
From synthetic fuel tax credits	1.2	10.5	18.9	14.6
From accelerated depreciation	(1.2)	13.4	6.1	14.2
From partnership losses	1.9	3.6	5.5	9.4
Total income tax benefits	1.9	27.5	30.5	38.2

Losses from Equity Method Investments	(5.1)	(5.9)	(14.6)	(15.2)

Impact on Net Income	$-	$-	$-	$-
Carrying costs recognized in other income	$2	$1	$4	$5

The 2007 amounts above reflect the likelihood that credits available in 2007 will be phased down pursuant to regulations which limit the credits based on the relative commodity price of crude oil.

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

The benchmark price range for 2006, published in April 2007, is $55 to $69 per barrel, resulting in a phase-out of 33 percent for 2006. SCE&G’s analysis indicates that the available synthetic fuel tax credits for 2007 also are likely to be impacted by the phase-out calculation. As such, through September 2007 the Company recorded synthetic fuel tax credits and applied those credits to allow the recording of accelerated depreciation related to the balance in the dam remediation project account based on an estimate that only 49.2 percent of credits generated in 2007 will be available (phase-out of  50.8 percent). The Company cannot predict what impact, if any, the price of oil may have on the Company’s ability to earn and utilize synthetic fuel tax credits in the future. However, there is significant uncertainty as to the continued availability of the credits in 2007. The availability of these synthetic fuel tax credits is also subject to coal availability and other operational risks related to the generating plants.

The Company does not expect available credits to be sufficient to fully recover the construction costs of dam remediation, and the total unrecovered cost at the end of 2007 may be significant. To the extent that available credits are not sufficient to fully recover the construction costs of the dam remediation, regulatory action to allow recovery of those remaining costs will likely be sought. As of September 30, 2007, remaining unrecovered costs, based on management’s recording of accelerated depreciation and related tax benefits, were $59.1 million.

Finally, SCANA, through a subsidiary, provides management and maintenance services for a non-affiliated synthetic fuel production facility. Reduced synthetic fuel tax credit availability under the above phase-out provisions also adversely impacts the level of payment SCANA receives for these services.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company’s ratios of earnings to fixed charges for the 9 and 12 months ended September 30, 2007 were 2.92 and 2.86, respectively.

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

SCE&G expects to add additional base load electric generation in the 2015 to 2016 timeframe.  Based on an evaluation of alternatives, SCE&G and Santee Cooper, a state-owned utility in South Carolina (joint owners of Summer Station) have selected the Summer Station site as the preferred site for new nuclear generation. Due to the significant lead time required for construction of nuclear generation, the joint owners are preparing an application to the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) that would cover two new nuclear units. The COL application, which is expected to be completed and filed before the end of 2007, would be reviewed by the NRC for an estimated three years. While SCE&G’s current plans are to pursue the development of one or both of these nuclear units, these plans will continue to be influenced by many factors, including NRC licensing attainment, ongoing evaluation of relative construction and operating costs, the cost of competing fuels, regulatory and environmental requirements and financial market conditions.

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

In June 2007 SCANA entered into an agreement to issue and sell Floating Rate Senior Notes due June 1, 2034, in an aggregate principal amount of between $90 million and $110 million.  The notes are to be issued at intervals between December 2007 and June 2009.  The proceeds of the notes will be used for general corporate purposes including financing the construction and development of headquarters facilities.  At September 30, 2007 SCANA had not issued any notes pursuant to the agreement.

In October 2007 SCE&G entered into a $100 million forward-starting swap at an initial annual interest rate of approximately 5.3% which will terminate by February 29, 2008.  Any gain or loss on the ultimate settlement of this swap will be amortized over 30 years, which is the life of the anticipated debt issuance to which it relates.

Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term debt. Effective February 8, 2006 the FERC has authorized SCE&G and GENCO to issue up to $700 million and $100 million, respectively, of unsecured promissory notes or commercial paper with maturity dates of one year or less. This authorization expires February 7, 2008.

SECURITIES RATINGS (As of November 2, 2007)

	SCANA	SCE&G
Rating Agency	Senior Unsecured	Senior Secured	Senior Unsecured	Preferred Stock	Commercial Paper	Outlook
Moody's	A3	A1	A2	Baa1	P-1	*
Standard & Poor’s (S&P)	BBB+	A-	BBB+	BBB	A-2	Negative
Fitch	A-	A+	A	A-	F-1	Stable

*Under review for possible downgrade.

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

OTHER MATTERS

In June 2007 the Georgia Public Service Commission (GPSC) announced that SCANA Energy will continue to serve as Georgia’s regulated provider of natural gas until August 31, 2009 with an option for another year if approved by the GPSC.  SCANA Energy has been Georgia’s regulated provider since the program began in 2002.  At September 30, 2007 SCANA Energy’s regulated division served approximately 91,000 customers.

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

As of September 30, 2007	Expected Maturity

						There-		Fair
Millions of dollars	2007	2008	2009	2010	2011	After	Total	Value
Long-Term Debt Issued:
Fixed Rate ($)	3.7	123.2	108.2	14.8	619.3	2,023.6	2,892.8	2,990.5
Average Fixed Interest Rate (%)	7.78	5.96	6.27	6.87	6.78	5.95	6.15	n/a
Variable Rate ($)		100.0					100.0	100.2
Average Variable Interest Rate (%)		5.73					5.73	n/a

Interest Rate Swap:
Pay Variable/Receive Fixed ($)	-	3.2	3.2	3.2	3.2	3.2	16.0	0.3
Average Pay Interest Rate (%)	-	8.39	8.39	8.39	8.39	8.39	8.39	n/a
Average Receive Interest Rate (%)	-	8.75	8.75	8.75	8.75	8.75	8.75	n/a

 While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a significant realized loss will occur.

In June 2007 SCANA entered into an agreement to issue and sell Floating Rate Senior Notes due June 1, 2034, in an aggregate principal amount of between $90 million and $110 million.  The notes are to be issued at intervals between December 2007 and June 2009.  At September 30, 2007 the estimated fair value of the Company’s forward starting interest rate swap related to the Floating Rate Senior Notes totaled $3.0 million (loss).  These notes and the swap are not depicted in the table above.

Commodity price risk - The following tables provide information about the Company’s financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 dekatherms. Fair value represents quoted market prices.

Expected Maturity:
	Futures Contracts			Options
				Purchased Call	Sold Call	Sold Put
2007	Long	Short			(Short)	(Long)
Settlement Price (a)	7.32	7.92	Strike Price (a)	8.74	12.09	6.31
Contract Amount (b)	10.4	1.7	Contract Amount (b)	5.7	1.3	0.5
Fair Value (b)	9.2	1.6	Fair Value (b)	0.2	-	-

2008
Settlement Price (a)	8.11	8.05	Strike Price (a)	9.00	11.73	6.26
Contract Amount (b)	33.7	0.4	Contract Amount (b)	13.0	3.2	1.1
Fair Value (b)	31.3	0.4	Fair Value (b)	0.8	-	-

2009
Settlement Price (a)	8.98	-
Contract Amount (b)	6.9	-
Fair Value (b)	6.3	-

(a) Weighted average, in dollars
(b) Millions of dollars

	Expected Maturity
Swaps	2007	2008	2009	2010
Commodity Swaps:
Pay fixed/receive variable (b)	74.0	182.8	18.3	0.8
Average pay rate (a)	8.9762	8.9793	9.6172	8.4950
Average received rate (a)	7.3467	8.0363	8.9042	8.1328
Fair value (b)	60.6	163.6	17.0	0.7

Pay variable/receive fixed (b)	0.7	3.0	-	-
Average pay rate (a)	7.3002	8.0126	-	-
Average received rate (a)	8.6821	8.8261	-	-
Fair value (b)	0.9	3.4	-	-

Basis Swaps:
Pay variable/receive variable (b)	9.5	26.9	6.7	3.9
Average pay rate (a)	7.1433	7.9990	8.5990	8.1931
Average received rate (a)	7.0943	7.9721	8.5585	8.1319
Fair value (b)	9.4	26.8	6.7	3.9

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2007, SCANA Corporation (SCANA) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2007, SCANA’s disclosure controls and procedures were effective. There has been no change in SCANA’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

ITEM 1. FINANCIAL STATEMENTS

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
Millions of dollars	2007	2006
Assets
Utility Plant In Service	$8,231	$7,876
Accumulated Depreciation and Amortization	(2,612)	(2,483)
	5,619	5,393
Construction Work in Progress	315	316
Nuclear Fuel, Net of Accumulated Amortization	66	39
Utility Plant, Net	6,000	5,748

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	34	31
Assets held in trust, net - nuclear decommissioning	61	56
Other investments	25	25
Nonutility Property and Investments, Net	120	112

Current Assets:
Cash and cash equivalents	22	24
Receivables, net of allowance for uncollectible accounts of $5 and $5	314	311
Receivables - affiliated companies	31	41
Inventories (at average cost):
Fuel	147	147
Materials and supplies	93	85
Emission allowances	38	22
Prepayments and other	17	20
Deferred income taxes	20	19
Total Current Assets	682	669

Deferred Debits and Other Assets:
Pension asset, net	228	200
Due from affiliates - pension and postretirement benefits	43	41
Emission allowances	-	27
Regulatory assets	674	702
Other	102	127
Total Deferred Debits and Other Assets	1,047	1,097
Total	$7,849	$7,626

	September 30,	December 31,
Millions of dollars	2007	2006
Capitalization and Liabilities
Shareholders’ Investment:
Common equity	$2,600	$2,457
Preferred stock (Not subject to purchase or sinking funds)	106	106
Total Shareholders’ Investment	2,706	2,563
Preferred Stock, net (Subject to purchase or sinking funds)	7	8
Long-Term Debt, net	2,004	2,008
Total Capitalization	4,717	4,579

Minority Interest	88	86

Current Liabilities:
Short-term borrowings	427	362
Current portion of long-term debt	13	14
Accounts payable	107	155
Accounts payable - affiliated companies	167	147
Customer deposits and customer prepayments	39	40
Taxes accrued	101	112
Interest accrued	31	33
Dividends declared	42	23
Other	50	63
Total Current Liabilities	977	949

Deferred Credits and Other Liabilities:
Deferred income taxes, net	826	807
Deferred investment tax credits	103	118
Asset retirement obligations	291	279
Postretirement benefits	194	194
Due to affiliates - pension and postretirement benefits	6	6
Regulatory liabilities	582	541
Other	65	67
Total Deferred Credits and Other Liabilities	2,067	2,012
Commitments and Contingencies (Note 4)	-	-
Total	$7,849	$7,626

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2007	2006	2007	2006

Operating Revenues:
Electric	$604	$587	$1,520	$1,451
Gas	82	77	375	358
Total Operating Revenues	686	664	1,895	1,809

Operating Expenses:
Fuel used in electric generation	209	200	518	464
Purchased power	9	7	27	19
Gas purchased for resale	62	62	283	287
Other operation and maintenance	116	115	362	344
Depreciation and amortization	64	86	217	216
Other taxes	38	35	110	104
Total Operating Expenses	498	505	1,517	1,434

Operating Income	188	159	378	375

Other Income (Expense):
Other income	8	24	22	59
Other expenses	(4)	(18)	(10)	(45)
Allowance for equity funds used during construction	1	-	2	-
Interest charges, net of allowance for borrowed funds
used during construction of $4, $2, $8 and $5	(35)	(34)	(107)	(106)
Gain on sale of assets	1	-	2	-
Total Other Expense	(29)	(28)	(91)	(92)

Income Before Income Taxes, Losses from Equity
Method Investments, Minority Interest, Cumulative Effect of
Accounting Change and Preferred Stock Dividends	159	131	287	283
Income Tax Expense	53	30	77	71

Income Before Losses from Equity Method Investments,
Minority Interest, Cumulative Effect of Accounting Change
and Preferred Stock Dividends	106	101	210	212
Losses from Equity Method Investments	(5)	(6)	(15)	(16)
Minority Interest	2	2	5	5
Cumulative Effect of Accounting Change, net of taxes	-	-	-	4

Net Income	99	93	190	195
Preferred Stock Cash Dividends Declared	2	2	6	6

Earnings Available for Common Shareholder	$97	$91	$184	$189

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
Millions of dollars	2007	2006
Cash Flows From Operating Activities:
Net income	$190	$195
Adjustments to Reconcile Net Income to Net Cash Provided From Operating Activities:
Cumulative effect of accounting change, net of taxes	-	(4)
Losses from equity method investments	15	16
Minority interest	5	5
Depreciation and amortization	215	216
Amortization of nuclear fuel	14	14
Allowance for equity funds used during construction	(2)	-
Carrying cost recovery	(4)	(5)
Gain of sale of assets	(2)	-
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	(11)	49
Inventories	(25)	(50)
Prepayments	3	(4)
Pension asset	(27)	(9)
Other regulatory assets	(6)	(16)
Deferred income taxes, net	18	(3)
Regulatory liabilities	11	22
Postretirement benefits	-	7
Accounts payable	(10)	(63)
Taxes accrued	(11)	(6)
Interest accrued	(2)	(5)
Changes in fuel adjustment clauses	7	38
Changes in other assets	21	1
Changes in other liabilities	(21)	6
Net Cash Provided From Operating Activities	378	404
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(415)	(248)
Non-utility property additions	(3)	-
Proceeds from sale of assets	2	-
Short-term investments-affiliate	10	-
Investments	(12)	(23)
Net Cash Used For Investing Activities	(418)	(271)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	-	132
Repayment of debt	(5)	(144)
Retirement of preferred stock	(1)	-
Dividends	(102)	(122)
Contribution from parent	73	3
Short-term borrowings - affiliate, net	8	75
Short-term borrowings, net	65	(77)
Net Cash Provided From (Used For) Financing Activities	38	(133)
Net Decrease In Cash and Cash Equivalents	(2)	-
Cash and Cash Equivalents, January 1	24	19
Cash and Cash Equivalents, September 30	$22	$19
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $8 and $5)	$82	$89
- Income taxes	45	64
Noncash Investing and Financing Activities:
Accrued construction expenditures	26	14
See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

GENCO owns a coal-fired electric generating station with a 615 megawatt net generating capacity (summer rating). GENCO’s electricity is sold solely to SCE&G under the terms of power purchase and related operating agreements. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, fossil fuel and emission allowances. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of $277 million) serves as collateral for its long-term borrowings.

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

	September 30,	December 31,
Millions of dollars	2007	2006
Regulatory Assets:
Accumulated deferred income taxes	$168	$169
Under-collections - electric fuel and gas cost adjustment clauses	46	49
Deferred purchased power costs	2	9
Environmental remediation costs	17	18
Asset retirement obligations and related funding	261	254
Franchise agreements	51	55
Deferred regional transmission organization costs	6	8
Deferred employee benefit plan costs	110	128
Other	13	12
Total Regulatory Assets	$674	$702

Regulatory Liabilities:
Accumulated deferred income taxes	$32	$34
Over-collection - gas cost adjustment clause	4	-
Other asset removal costs	464	438
Storm damage reserve	48	44
Planned major maintenance	13	6
Other	21	19
Total Regulatory Liabilities	$582	$541

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under- and over-collections - electric fuel and gas cost adjustment clauses, net, represent amounts under- or over-collected from customers pursuant to the fuel adjustment clause (electric customers) or gas cost adjustment clause (gas customers) as approved by the Public Service Commission of South Carolina (SCPSC) during annual hearings. Included in these amounts are regulatory assets or liabilities arising from realized and unrealized gains and losses incurred in the natural gas hedging program of the Company’s regulated operations.  In addition, certain substances used to treat fuel emissions are included.

Deferred purchased power costs represent costs that were necessitated by outages at two of SCE&G’s base load generating plants in winter 2000-2001. The SCPSC approved the recovery of these costs in base rates over a three-year period beginning January 2005.

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

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year and certain transmission and distribution insurance premiums. For the nine months ended September 30, 2007, $0.7 million was drawn from the reserve.  See also Note 2.

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

C.      Affiliated Transactions

CGTC transports natural gas to SCE&G to supply certain electric generation requirements and to serve SCE&G’s retail gas customers.  SCE&G had approximately $2.1 million payable to CGTC for transportation services at September 30, 2007 and $1.9 million payable at December 31, 2006.

SCE&G purchases natural gas and related pipeline capacity from SCANA Energy Marketing, Inc. (SEMI) to supply its Jasper County Electric Generating Station and to serve its retail gas customers.  Such purchases totaled $61.9 million and $173.8 million for the three and nine months ended September 30, 2007, respectively, and totaled $43.4 million and $66.8 million for the three and nine months ended September 30, 2006, respectively. SCE&G’s payables to SEMI for such purposes were $15.6 million at September 30, 2007 and $15.4 million at December 31, 2006.

Total interest expense, based on market interest rates, associated with the Company’s borrowings from affiliated companies was $0.9 million and $3.1 million for the three and nine months ended September 30, 2007, respectively.  Total interest expense for the three and nine months ended September 30, 2006 was not significant.  Total interest income from investments with affiliated companies for the three and nine months ended September 30, 2007 and 2006 also was not significant.  At September 30, 2007 and December 31, 2006, SCE&G owed an affiliate $75 million arising from advances from a consolidated cash management utility money pool.

SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel. SCE&G’s receivables from these affiliated companies were $30.7 million at September 30, 2007 and $31.8 million at December 31, 2006.  SCE&G’s payables to these affiliated companies were $30.3 million at September 30, 2007 and $26.6 million at December 31, 2006.

SCE&G purchases shaft horsepower from a cogeneration facility.  The facility is owned by a limited liability company (LLC) in which SCANA holds an equity-method investment.  SCE&G’s payables to the LLC were $2.5 million at September 30, 2007 and $2.5 million at December 31, 2006.  SCE&G purchased $7.4 million and $20.8 million of shaft horsepower from the LLC for the three and nine months ended September 30, 2007, respectively, and purchased $7.0 million and $19.7 million of shaft horsepower from the LLC for the three and nine months ended September 30, 2006, respectively.

D.      Pension and Other Postretirement Benefit Plans

Components of net periodic benefit income or cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Three months ended September 30,	2007	2006	2007	2006
Millions of dollars
Service cost	$3.5	$3.5	$0.9	$1.1
Interest cost	9.2	10.0	2.8	3.0
Expected return on assets	(18.2)	(18.8)	-	-
Prior service cost amortization	1.5	1.7	0.2	0.4
Transition obligation amortization	-	0.2	0.2	0.2
Amortization of actuarial loss	-	0.1	0.1	0.6
Amount attributable to Company affiliates	(0.7)	(0.6)	(1.2)	(1.4)
Net periodic benefit (income) cost	$(4.7)	$(3.9)	$3.0	$3.9

	Pension Benefits		Other Postretirement Benefits
Nine months ended September 30,	2007	2006	2007	2006
Millions of dollars
Service cost	$10.5	$10.5	$3.3	$3.5
Interest cost	29.9	29.8	8.8	8.7
Expected return on assets	(58.4)	(56.4)	-	-
Prior service cost amortization	4.9	5.1	0.8	0.8
Transition obligation amortization	-	0.4	0.6	0.6
Amortization of actuarial loss	-	0.5	0.7	1.3
Amount attributable to Company affiliates	(1.9)	(1.9)	(3.8)	(4.1)
Net periodic benefit (income) cost	$(15.0)	$(12.0)	$10.4	$10.8

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

F.      Income Taxes

The Company is included in the consolidated federal income tax return of SCANA Corporation (SCANA) and files in various state and local jurisdictions.  The Internal Revenue Service (IRS) has completed examinations of SCANA’s federal returns through 2004, and SCANA’s federal tax returns through 2003 are closed for additional assessment.  With a few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before 2003.  The IRS has completed the examination of S. C. Coaltech No. 1 LP., a synthetic fuel partnership in which SCE&G has an interest, for the 2004 tax year.  SCE&G does not anticipate that any adjustments from the examination will have a material impact on the earnings, cash flows or the financial position of SCE&G.  SCE&G continues to believe that all of its synthetic fuel tax credits have been properly claimed.

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

The Company recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses.  Through September 30, 2007, the Company has not accrued any significant amount of interest or tax penalties.

G.      Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, comprised of the deferred cost of employee benefit plans, totaled $6.8 million as of September 30, 2007 and $6.9 million as of December 31, 2006.

2.       RATE AND OTHER REGULATORY MATTERS

Electric

On October 24, 2007 SCE&G entered into a settlement agreement with the Office of Regulatory Staff and all other intervenors in connection with SCE&G’s pending retail electric rate application that was filed on June 15, 2007. The settlement agreement is subject to review and approval by the SCPSC.  The settlement agreement would result in an overall increase in retail electric revenues of approximately $76.9 million, or 4.4%, based on a test year calculation, or about 65% of the $118 million (6.75%) overall revenue increase requested in the application.  The settlement agreement establishes an allowed return on common equity of 11% (the agreed rate increase produces a 10.7% return).  Hearings on this request concluded October 31, 2007, and a rate order is expected by year end.  If approved, rates under such an order would go into effect January 1, 2008.

In an October 1, 2007 order, the SCPSC approved SCE&G’s request to increase the storm damage reserve cap from $50 million to $100 million.  In addition, the SCPSC approved SCE&G’s request to apply certain transmission and distribution insurance premiums against the reserve until SCE&G files its next retail electric rate case.

SCE&G’s rates are established using a cost of fuel component approved by the SCPSC which may be modified periodically to reflect changes in the price of fuel purchased by SCE&G.  In May 2006 SCE&G agreed to spread the recovery of previously under-collected fuel costs of $38.5 million over a two-year period.

Gas

In October 2007 the SCPSC approved an increase in retail natural gas rates of 0.9% under the terms of the Natural Gas Rate Stabilization Act (Stabilization Act).  The Stabilization Act is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas service infrastructure.  The rate adjustment will be effective with the first billing cycle in November 2007.

In September 2006, the SCPSC approved an increase in retail natural gas rates of 3.2% under the terms of the Stabilization Act.  The rate adjustment was effective with the first billing cycle in November 2006.

SCE&G's gas rates are calculated using a methodology approved by the SCPSC in October 2006 which authorized SCE&G to adjust its cost of gas on a monthly, rather than an annual, basis beginning in December 2006.  The cost of gas adjustment is based on a twelve-month rolling average.

3.       DEBT AND CREDIT FACILITIES

SCE&G uses a five-year revolving credit facility to refinance short-term debt and for general corporate purposes.  South Carolina Fuel Company, Inc. uses commercial paper and a five-year revolving credit facility to finance nuclear and fossil fuel inventories and emission allowances.  The unused portion of these facilities provide commercial paper backup. All five-year revolving credit facilities expire on December 19, 2011.

	September 30,	December 31,
	2007	2006
	Millions of dollars
Lines of credit:
Committed long-term	$1,100	$1,100
Uncommitted (a)	103	103

(a) SCANA or SCE&G may use $78 million of these lines of credit.

Bank loans, lines of credit and commercial paper outstanding (270 or fewer days) were $427.5 million with a weighted average interest rate of 5.61% at September 30, 2007 and $362.2 million with a weighted average interest rate of 5.38% at December 31, 2006.

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

In October 2007 SCE&G entered into a $100 million forward-starting swap at an initial annual interest rate of approximately 5.3% which will terminate by February 29, 2008.  Any gain or loss on the ultimate settlement of this swap will be amortized over 30 years, which is the life of the anticipated debt issuance to which it relates.

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

5.       COMMITMENTS AND CONTINGENCIES

Reference is made to Note 10 to the consolidated financial statements appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2006. Commitments and contingencies at September 30, 2007 include the following:

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

B.      Environmental

In March 2005, the United States Environmental Protection Agency (EPA) issued a final rule known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels. SCE&G has petitioned the United States Court of Appeals for the District of Columbia Circuit to review CAIR. Several other electric utilities have filed separate petitions. The petitioners seek a change in the method CAIR uses to allocate sulfur dioxide emission allowances to a method the petitioners believe is more equitable. The Company believes that installation of additional air quality controls will be needed to meet the CAIR requirements, although compliance plans and costs to comply with the rule have not been determined. Such costs will be material and are expected to be recoverable through rates.

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

SCE&G maintains an environmental assessment program to identify and evaluate its current and former MGP sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations.  SCE&G defers site assessment and clean-up costs and recovers them through rates (see Note 1). Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $16.8 million at September 30, 2007.  The deferral includes the estimated costs associated with the following matters.

SCE&G owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. SCE&G anticipates that remediation for contamination at the site will be completed in late 2007, with certain monitoring and retreatment activities continuing through 2012. As of September 30, 2007, SCE&G had spent $22.4 million to remediate the site and expects to spend an additional $1.0 million prior to entering a monitoring and reporting stage. In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to this site. SCE&G expects to recover any cost arising from the remediation of this site through rates.

SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. One of the sites has been remediated and will undergo routine monitoring until released by the South Carolina Department of Health and Environmental Control (DHEC). The other sites are currently being investigated under work plans approved by DHEC. SCE&G anticipates that major remediation activities for the three sites will be completed by 2011. As of September 30, 2007, SCE&G has spent $4.9 million related to these three sites, and expects to spend an additional $11.2 million.  SCE&G expects to recover any cost arising from the remediation of these sites through rates.

C.      Claims and Litigation

In August 2003, SCE&G was served as a co-defendant in a purported class action lawsuit styled as Collins v. Duke Energy Corporation, Progress Energy Services Company, and South Carolina Electric & Gas Company in South Carolina’s Circuit Court of Common Pleas for the Fifth Judicial Circuit.  The plaintiffs subsequently dismissed defendants Duke Energy and Progress Energy and proceeded against SCE&G only. The plaintiffs sought damages for the alleged improper use of electric transmission and distribution easements but did not assert a dollar amount for their claims. Specifically, the plaintiffs alleged that the licensing of attachments on electric utility poles, towers and other facilities to nonutility third parties or telecommunication companies for other than the electric utility’s internal use along the electric transmission and distribution line rights-of-way constituted a trespass. On July 20, 2007, Plaintiffs’ counsel filed a Stipulation of Dismissal Without Prejudice with the Lexington County Clerk of Court’s Office.  This case can be re-filed; however, SCANA and SCE&G believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

In May 2004, the Company was served with a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation. The case was filed in South Carolina’s Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges the Company made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than the Company’s electricity-related internal communications.  The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment. The plaintiff did not assert a specific dollar amount for the claims. The Company believes its actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The Circuit Court granted the Company’s motion to dismiss and issued an order dismissing the case in June 2005. The plaintiff appealed to the South Carolina Supreme Court. The Supreme Court overruled the Circuit Court in October 2006 and returned the case to the Circuit Court for further consideration.  In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.  The plaintiff appealed this ruling to the South Carolina Court of Appeals and the Court of Appeals has dismissed the appeal, determining that the Circuit Court ruling is not immediately appealable.  It is anticipated that this case will not go to trial before 2008.  The Company will continue to mount a vigorous defense and believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

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

			Earnings (Loss)
		Operating	Available to
	External	Income	Common	Segment
Millions of Dollars	Revenue	(Loss)	Shareholder	Assets
Three Months Ended September 30, 2007
Electric Operations	$604	$195	n/a
Gas Distribution	82	(4)	n/a
All Other	-	-	(5)
Adjustments/Eliminations	-	(3)	102
Consolidated Total	$686	$188	$97

Nine Months Ended September 30, 2007
Electric Operations	$1,520	$361	n/a	$5,872
Gas Distribution	375	23	n/a	479
All Other	-	-	$(15)	-
Adjustments/Eliminations	-	(6)	199	1,498
Consolidated Total	$1,895	$378	$184	$7,849

Three Months Ended September 30, 2006
Electric Operations	$587	$166	n/a
Gas Distribution	77	(6)	n/a
All Other	-	-	$(6)
Adjustments/Eliminations	-	(1)	97
Consolidated Total	$664	$159	$91

Nine Months Ended September 30, 2006
Electric Operations	$1,451	$376	n/a	$5,476
Gas Distribution	358	9	n/a	408
All Other	-	-	$(16)	1
Adjustments/Eliminations	-	(10)	205	1,548
Consolidated Total	$1,809	$375	$189	$7,433

7.           SUBSEQUENT EVENT

In October 2007, SCE&G sold a general unsecured bankruptcy claim it held against a customer which had arisen from the provision of electric transmission services.  Based on developments in the bankruptcy proceedings during the third quarter of 2007 and on this subsequent sale, the Company reduced by approximately $4 million a previously recorded allowance against this receivable as of September 30, 2007.

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

RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
AS COMPARED TO THE CORRESPONDING PERIODS IN 2006

Net Income

Net income was as follows:

	Third Quarter		Year to Date
Millions of dollars	2007	2006	2007	2006

Net income	$98.4	$92.6	$189.5	$194.6

Third Quarter

Net income increased primarily due to higher gas margin of $3.0 million, higher electric margin of $3.1 million and decreased generation, transportation and distribution expenses of $2.1 million, partially offset by increased incentive compensation and other benefit costs of $2.2 million and increased depreciation expense of $1.3 million.  Accelerated depreciation on the Lake Murray back-up dam and recognition of synthetic fuel tax credits and related items had no effect on net income, as discussed at Income Taxes - Recognition of Synthetic Fuel Tax Credits.

Year to Date

Net income decreased primarily due to increased generation, transmission and distribution expenses of $4.2 million, increased incentive compensation and other benefit costs of $6.9 million, increased depreciation expense of $4.6 million and the recognition in 2006 of the cumulative effect of an accounting change resulting from SCANA’s adoption of Statement of Financial Accounting Standards  123(R), “Share-Base Payment,” of $3.8 million, partially offset by an increase in gas margin of $11.0 million and an increase in electric margin of $4.3 million.  Accelerated depreciation on the Lake Murray back-up dam and recognition of synthetic fuel tax credits and related items had no effect on net income, as discussed at Income Taxes - Recognition of Synthetic Fuel Tax Credits.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock held by SCANA Corporation (SCANA) during 2007:

Declaration Date	Amount	Quarter Ended	Payment Date
February 15, 2007	$36.0 million	March 31, 2007	April 1, 2007
April 26, 2007	39.7 million	June 30, 2007	July 1, 2007
August 2, 2007	39.7 million	September 30, 2007	October 1, 2007
October 24, 2007	35.0 million	December 31, 2007	January 1, 2008

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (SCFC).  Electric operations sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year To Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Operating revenues	$603.8	2.9%	$587.0	$1,520.3	4.8%	$1,450.9
Less: Fuel used in electric generation	209.2	4.8%	199.7	517.9	11.7%	463.8
Purchased power	9.3	32.9%	7.0	27.2	43.2%	19.0
Margin	$385.3	1.3%	$380.3	$975.2	0.7%	$968.1

Third Quarter

Margin increased primarily due to customer growth and usage.

Year to Date

Margin increased by $22.4 million due to customer growth and usage.  This increase was partially offset by $15.8 million due to lower off-system sales and transmission revenue.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year To Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Operating revenues	$82.2	7.5%	$76.5	$374.6	4.6%	$358.1
Less: Gas purchased for resale	62.3	1.3%	61.5	282.6	(1.4)%	286.6
Margin	$19.9	32.7%	$15.0	$92.0	28.7%	$71.5

Third Quarter

Margin increased by $2.3 million due to the Public Service Commission of South Carolina (SCPSC)-approved rate increase effective with the first billing cycle of November 2006 and by $1.9 million due to customer growth.

Year to Date

Margin increased by $13.1 million due to the SCPSC-approved rate increase effective with the first billing cycle of November 2006 and by $4.2 million due to customer growth.

Other Operating Expenses

Other operating expenses were as follows:

	Third Quarter			Year To Date
Millions of dollars	2007	% Change	2006	2007	% Change	2006
Other operation and maintenance	$116.1	1.0%	$115.0	$362.2	5.4%	$343.6
Depreciation and amortization	63.7	(26.3)%	86.4	216.9	0.2%	216.5
Other taxes	37.3	6.3%	35.1	109.8	5.5%	104.1

Third Quarter

Other operation and maintenance expenses increased primarily due to higher incentive and other benefit costs of $3.6 million, partially offset due to lower generation, transmission and distribution expenses of $3.4 million.  Depreciation and amortization expense decreased by $24.8 million due to higher estimated phase-out of synthetic fuel tax credits related to the back-up dam at Lake Murray (see Income Taxes-Recognition of Synthetic Fuel Tax Credits), partially offset by $2.1 million due to net property additions. Other taxes increased due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased by $6.8 million due to higher generation, transmission and distribution expenses and by $11.2 million due to higher incentive compensation and other benefit costs.  Depreciation and amortization expense increased by $7.4 million due to net property additions, partially offset by $7.0 million due to higher estimated phase-out of synthetic fuel tax credits related to the back-up dam at Lake Murray (see Income Taxes-Recognition of Synthetic Fuel Tax Credits).  Other taxes increased due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and did not change significantly in either period.

Income Taxes

Income tax expense increased primarily due to the recognition of $19.7 million in synthetic fuel tax credits during the first nine months of 2007 compared to $26.7 million during the same period in 2006.

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

The level of depreciation expense and related tax benefit recognized in the income statement is equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account declines as accelerated depreciation is recorded. Although these entries collectively have no impact on consolidated net income, they can have a significant impact on individual line items within the income statement.  In addition, SCE&G records non-cash carrying costs on the unrecovered investment.  The accelerated depreciation, synthetic fuel tax credits, partnership losses and the income tax benefit arising from such losses recognized by SCE&G during the three and nine months ended September 30, 2007 and 2006 are as follows:

	Third Quarter		Year to Date
Millions of dollars	2007	2006	2007	2006
Depreciation and amortization recapture (expense)	$3.2	$(21.6)	$(15.9)	$(23.0)
Income tax benefits:
From synthetic fuel tax credits	1.2	10.5	18.9	14.6
From accelerated depreciation	(1.2)	13.4	6.1	14.2
From partnership losses	1.9	3.6	5.5	9.4
Total income tax benefits	1.9	27.5	30.5	38.2

Losses from Equity Method Investments	(5.1)	(5.9)	(14.6)	(15.2)

Impact on Net Income	$-	$-	$-	$-
Carrying costs recognized in other income	$2	$1	$4	$5

The 2007 amounts above reflect the likelihood that credits available in 2007 will be phased down pursuant to regulations which limit the credits based on the relative commodity price of crude oil.

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

The benchmark price range for 2006, published in April 2007, was $55 to $69 per barrel, resulting in a phase-out of 33 percent for 2006.  SCE&G’s analysis indicates that the available synthetic fuel tax credits for 2007 also are likely to be impacted by the phase-out calculation. As such, through September 2007 the Company recorded synthetic fuel tax credits and applied those credits to allow the recording of accelerated depreciation related to the balance in the dam remediation project account based on an estimate that only 49.2 percent of credits generated in 2007 will be available (phase-out of 50.8 percent). The Company cannot predict what impact, if any, the price of oil may have on the Company’s ability to earn and utilize synthetic fuel tax credits in the future. However, there is significant uncertainty as to the continued availability of the credits in 2007. The availability of these synthetic fuel tax credits is also subject to coal availability and other operational risks related to the generating plants.

The Company does not expect available credits to be sufficient to fully recover the construction costs of dam remediation, and the total unrecovered costs at the end of 2007 may be significant. To the extent that available credits are not sufficient to fully recover the construction costs of the dam remediation, regulatory action to allow recovery of those remaining costs will likely be sought.  As of September 30, 2007, remaining unrecovered costs, based on management’s recording of accelerated depreciation and related tax benefits, were $59.1 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company’s ratios of earnings to fixed charges for the 9 and 12 months ended September 30, 2007 were 3.41 and 3.23, respectively.  The Company’s ratios of earnings to combined fixed charges and preference dividends for the same periods were 3.17 and 3.01, respectively.

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

SCE&G expects to add additional base load electric generation in the 2015 to 2016 timeframe.  Based on an evaluation of alternatives, SCE&G and Santee Cooper, a state-owned utility in South Carolina (joint owners of Summer Station) have selected the Summer Station site as the preferred site for new nuclear generation. Due to the significant lead time required for construction of nuclear generation, the joint owners are preparing an application to the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) that would cover two new nuclear units. The COL application, which is expected to be completed and filed before the end of 2007, would be reviewed by the NRC for an estimated three years. While SCE&G’s current plans are to pursue the development of one or both of these nuclear units, these plans will continue to be influenced by many factors, including NRC licensing attainment, ongoing evaluation of relative construction and operating costs, the cost of competing fuels, regulatory and environmental requirements and financial market conditions.

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

In October 2007 SCE&G entered into a $100 million forward-starting swap at an initial annual interest rate of approximately 5.3% which will terminate by February 29, 2008.  Any gain or loss on the ultimate settlement of this swap will be amortized over 30 years, which is the life of the anticipated debt issuance to which it relates.

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

SECURITIES RATINGS (As of November 2, 2007)

SCE&G
Rating Agency	Senior Secured	Senior Unsecured	Preferred Stock	Commercial Paper	Outlook
Moody's	A1	A2	Baa1	P-1	*
Standard & Poor’s (S&P)	A-	BBB+	BBB	A-2	Negative
Fitch	A+	A	A-	F-1	Stable

*Under review for possible downgrade.

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

As of September 30, 2007	Expected Maturity
						There-		Fair
Millions of dollars	2007	2008	2009	2010	2011	after	Total	Value

Long-Term Debt Issued:
Fixed Rate ($)	3.7	3.7	103.7	10.4	164.9	1,667.9	1,954.3	2,001.2
Average Interest Rate (%)	7.78	7.78	6.18	6.31	6.71	5.83	5.93	n/a

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

	Expected Maturity
Futures Contracts - Long	2007	2008	2009

Settlement Price (a)	7.28	8.13	8.98
Contract Amount (b)	3.2	14.7	3.5
Fair Value (b)	2.7	13.7	3.1

	Expected Maturity
Commodity Swaps	2007	2008	2009

Pay fixed/receive variable (b)	24.2	74.1	7.2
Average pay rate (a)	8.7236	8.7175	9.6552
Average received rate (a)	7.3902	8.0196	8.9674
Fair value (b)	20.5	68.2	6.7

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4T. CONTROLS AND PROCEDURES

As of September 30, 2007, South Carolina Electric & Gas Company (SCE&G) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2007, SCE&G’s disclosure controls and procedures were effective. There has been no change in SCE&G’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect SCE&G’s  internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SCANA Corporation:

The following table provides information about purchases by or on behalf of SCANA Corporation (SCANA) or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) of shares or other units of any class of SCANA’s equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
				(d)
				Maximum number
			(c)	(or approximate
			Total number of	dollar value) of
	(a)		shares (or units)	shares (or units)
	Total number of	(b)	purchased as part of	that may yet be
	shares (or units)	Average price paid	publicly announced	purchased under the
Period	purchased	per share (or unit)	plans or programs	plan or program
July 1-31	321,166	$39.00	321,166
August 1-31	116,857	38.26	116,857
September 1-30	84,763	38.62	84,763
Total	522,786		522,786	*

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
November 2, 2007	James E. Swan, IV
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

3.04		X	Articles of Amendment effective as of the dates indicated below and filed as exhibits to the Registration Statements or Exchange Act reports set forth below and are incorporated by reference herein
			May 22, 2001	Exhibit 3.02	to Registration No. 333-65460
			June 14, 2001	Exhibit 3.04	to Registration No. 333-65460
			August 30, 2001	Exhibit 3.05	to Registration No. 333-101449
			March 13, 2002	Exhibit 3.06	to Registration No. 333-101449
			May 9, 2002	Exhibit 3.07	to Registration No. 333-101449
			June 4, 2002	Exhibit 3.08	to Registration No. 333-101449
			August 12, 2002	Exhibit 3.09	to Registration No. 333-101449
			March 13, 2003	Exhibit 3.03	to Registration No. 333-108760
			May 22, 2003	Exhibit 3.04	to Registration No. 333-108760
			June 18, 2003	Exhibit 3.05	to Registration No. 333-108760
			August 7, 2003	Exhibit 3.06	to Registration No. 333-108760
			February 26, 2004	Exhibit 3.05	to Registration No. 333-145208-01
			May 18, 2004	Exhibit 3.06	to Registration No. 333-145208-01
			June 18, 2004	Exhibit 3.07	to Registration No. 333-145208-01
			August 12, 2004	Exhibit 3.08	to Registration No. 333-145208-01
			March 9, 2005	Exhibit 3.09	to Registration No. 333-145208-01
			May 16, 2005	Exhibit 3.10	to Registration No. 333-145208-01
			June 15, 2005	Exhibit 3.11	to Registration No. 333-145208-01
			August 16, 2005	Exhibit 3.12	to Registration No. 333-145208-01
			March 14, 2006	Exhibit 3.13	to Registration No. 333-145208-01
			May 11, 2006	Exhibit 3.14	to Registration No. 333-145208-01
			June 28, 2006	Exhibit 3.15	to Registration No. 333-145208-01
			August 16, 2006	Exhibit 3.16	to Registration No. 333-145208-01
			March 13, 2007	Exhibit 3.17	to Registration No. 333-145208-01
			May 22, 2007	Exhibit 3.18	to Registration No. 333-145208-01
			June 22, 2007	Exhibit 3.19	to Registration No. 333-145208-01
			August 21, 2007	Exhibit 3.01	to Form 8-K filed August 23, 2007

3.05		X	Articles of Correction filed on June 1, 2001 correcting May 22, 2001 Articles of Amendment (Filed as Exhibit 3.03 to Registration Statement No. 333-65460 and incorporated by reference herein)
3.06		X
Articles of Correction filed on February 17, 2004 correcting Articles of Amendment for the dates indicated below and filed as exhibits to Registration Statement No. 333-145208-01 set forth below and are incorporated by reference herein

			May 7, 2001	Exhibit 3.21(a)
			May 22, 2001	Exhibit 3.21(b)
			June 14, 2001	Exhibit 3.21(c)
			August 30, 2001	Exhibit 3.21(d)
			March 13, 2002	Exhibit 3.21(e)
			May 9, 2002	Exhibit 3.21(f)
			June 4, 2002	Exhibit 3.21(g)

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

			August 12, 2002	Exhibit 3.21(h)
			March 13, 2003	Exhibit 3.21(i)
			May 22, 2003	Exhibit 3.21(j)
			June 18, 2003	Exhibit 3.21(k)
			August 7, 2003	Exhibit 3.21(l)

3.07		X	Articles of Correction dated March 17, 2006, correcting March 14, 2006 Articles of Amendment (Filed as Exhibit 3.22 to Registration Statement No. 333-145208-01 and incorporated by reference herein)
3.08		X
Articles of Correction dated September 6, 2006, correcting August 16, 2006 Articles of Amendment (Filed as Exhibit 3.23 to Registration Statement No. 333-145208-01 and incorporated by reference herein)

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