Form 10-K/A
period 2008-12-31
SOUTH CAROLINA ELECTRIC & GAS CO
filed 2009-03-09
CIK 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 1

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Title of each class
5% Cumulative Preferred Stock par value $50 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

South Carolina Electric & Gas Company is a wholly owned subsidiary of SCANA Corporation and has no voting stock other than its common stock. A description of the registrant’s common stock follows:

Description of Common Stock	Shares Outstanding at February 20, 2009
$4.50 Par Value	40,296,147(a)

(a) Held beneficially and of record by SCANA Corporation.

Explanatory Note

On February 27, 2009, South Carolina Electric & Gas Company (“SCE&G”) filed a Form 10-K (the “Original Filing”), which inadvertently excluded from Item 11, Executive Compensation, a table captioned “2008 Director Compensation.”  This Amendment No. 1 to Form 10-K/A amends the Original Filing to provide the table.  Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

ITEM 11.  EXECUTIVE COMPENSATION

SCE&G:  For purposes of this section, references herein to "we," "our" or "us" shall mean South Carolina Electric & Gas Company, and references to the "Company" shall mean SCANA Corporation and its consolidated subsidiaries, unless the context would indicate otherwise.

EXECUTIVE COMPENSATION

Compensation Committee Processes and Procedures

SCANA's Human Resources Committee, which is comprised entirely of independent directors, administers the senior executive compensation program. Compensation decisions for all senior executive officers are approved by the Human Resources Committee and recommended by the Committee to the full Board for final approval. The Committee considers recommendations from our Chairman and Chief Executive Officer in setting compensation for senior executive officers.

In addition to attendance by members of the Human Resources Committee, the Committee’s meetings are also regularly attended by our Chairman and Chief Executive Officer and our Senior Vice President of Human Resources. However, at each meeting the Committee also meets in executive session without members of management present. The Chairman of the Committee reports the Committee’s recommendations on executive compensation to the Board of Directors. The Human Resources, Tax and Finance Departments support the Human Resources Committee in its duties, and the Committee may delegate authority to these departments to fulfill administrative duties relating to our compensation programs.

The Committee has the authority under its charter to retain, approve fees for, and terminate advisors, consultants and others as it deems appropriate to assist in the fulfillment of its responsibilities. The Committee has, however, historically chosen to use relevant information provided to us by management’s consultant, Hewitt Associates. The Committee uses this information to assist it in carrying out its responsibilities for overseeing matters relating to compensation plans and compensation of our senior executive officers. Using information provided by a national compensation consultant helps to assure the Committee that our policies for compensation and benefits are competitive and aligned with utility and general industry practices.

Compensation Committee Interlocks and Insider Participation

During 2008, decisions on various elements of executive compensation were made by the Human Resources Committee. No officer, employee, former officer or any related person of SCANA or SCE&G or any of their respective subsidiaries served as a member of the Human Resources Committee.

The directors who served on the Human Resources Committee during 2008 were:

Mr. G. Smedes York, Chairman
Mr. James A. Bennett
Mrs. Sharon A. Decker
Mr. D. Maybank Hagood
Mr. James M. Micali
Ms. Lynne M. Miller
Mr. James W. Roquemore
Mr. Maceo K. Sloan

Compensation Discussion and Analysis

Objectives and Philosophy of Executive Compensation

Our senior executive compensation program is designed to support our overall objective of increasing shareholder value by:

·      Hiring and retaining premier executive talent;

·      Having a pay-for-performance philosophy that links total rewards to achievement of corporate, business unit and individual goals, and places a substantial portion of pay for senior executives “at-risk;”

·      Aligning the interests of executives with the long-term interests of shareholders through long-term equity-based incentive compensation; and

·      Ensuring that the elements of the compensation program focus on and appropriately balance our financial, customer service, operational and strategic goals, all of which are crucial to achieving long-term results for our shareholders.

We have designed our compensation program to reward senior executive officers for their individual and collective performance, and for our collective performance in achieving target goals for SCANA’s earnings per share and SCANA’s total shareholder return and other annual and long-term business objectives. We believe our program performs a vital role in keeping executives focused on improving our performance and enhancing shareholder value while rewarding successful individual executive performance in a way that helps to assure retention.

The following discussion provides an overview of our compensation program for all of our senior executive officers (a group of seven people who are at the level of senior vice president and above), as well as a specific discussion of compensation for our Chief Executive Officer, our Chief Financial Officer and the other executive officers named in the Summary Compensation Table that follows this “Compensation Discussion and Analysis.” In this discussion, we refer to the executives named in the Summary Compensation Table as “Named Executive Officers.”

Principal Components of Executive Compensation

During 2008, senior executive compensation consisted primarily of three key components: base salary, short-term cash incentive compensation, including a discretionary bonus (under the Short-Term Annual Incentive Plan) and long-term equity-based incentive compensation (under the SCANA shareholder-approved Long-Term Equity Compensation Plan). We also provide various additional benefits to senior executive officers, including health, life and disability insurance plans, retirement plans, termination, severance and change in control arrangements, and limited perquisites. The Human Resources Committee makes its decisions about how to allocate senior executive officer compensation among base salary, short-term cash incentive compensation and long-term equity-based incentive compensation on the basis of market information and analysis provided by our compensation consultant, and our goals of remaining competitive with the compensation practices of a group of surveyed companies and of linking compensation to our corporate performance and individual senior executive officer performance.

A more detailed discussion of each of these components of senior executive officer compensation, the reasons for awarding such types of compensation, the considerations in setting the amounts of each component of compensation, the amounts actually awarded for the periods indicated, and various other related matters are set forth in the sections below.

SCANA sponsors the Short-Term Annual Incentive Plan and Long-Term Equity Compensation Plan which are available to eligible senior executive officers of SCE&G.  These plans are referred to herein as “our” plans.

Factors Considered in Setting Senior Executive Officer Compensation

Use of Market Surveys and Peer Group Data

We believe it is important to consider comparative market information about compensation paid to executive officers of other companies in order to remain competitive in the executive workforce marketplace. We want to be able to attract and retain highly skilled and talented senior executive officers who have the ability to carry out our short- and long-term goals. To do so, we must be able to compensate them at levels that are competitive with compensation offered by other companies in our business or geographic marketplace that seek similarly skilled and talented executives. Accordingly, we consider market survey results in establishing target compensation levels for all components of compensation. The market survey information is provided to us every other year by our compensation consultant.  In years in which our consultant does not provide us with market survey information, our process is to apply an aging factor to the prior year’s information with assistance from our consultant, based on its experience in the marketplace. Compensation decisions for 2008 were based on a compensation survey performed in 2007. The 2007 survey information was used to set 2009 compensation. Prior to the consultant’s conducting the biennial market study, we assist our consultant in matching our positions with benchmark positions in its database by comparing the specific responsibilities of our positions with the benchmark duties. If we are unable to find an exact match for one of our positions in the consultant’s database due to variances in duties and or position level, we and our consultant agree on the most similar position.  The market survey information may then be adjusted upward or downward as necessary to match our position as closely as possible.

Our goal is to set base salary and short- and long-term incentive compensation for our senior executive officers at the median (50th percentile) of compensation paid for similar positions by the companies included in the market surveys. We set our target at the median because we believe this target will meet the requirements of most of the persons we seek to hire and retain in our geographic area, and because we believe it is fair both to us and to the executives. Variations to this objective may, however, occur as dictated by the experience level of the individual, internal equity and market factors. We do not set a target level for broad-based benefits for our senior executive officers, but our market survey information indicates that they currently are approximately at the median.

The companies included in the market surveys are a group of utilities and general industry companies of various sizes in terms of revenue. Approximately half of the companies included in the most recent market surveys had substantially the same levels of annual revenues as SCANA had, while the remainder had revenues ranging from one-seventh to not greater than 3.6 times SCANA's revenues. Market survey results for each position are size-adjusted using regression analysis to account for these differences in company revenues, which in turn are viewed as a proxy for measuring the relative scope and complexity of the business operations. The vast majority of the companies included in the survey were those who participate in our compensation consultant’s database; data for the remaining companies was obtained via proxy disclosures.

The companies included in the market survey we used in connection with setting base salaries and short- and long-term incentive compensation for 2008, and the states in which they are headquartered are listed below:

Utility Industry: AGL Resources, Inc. (GA); Allegheny Energy, Inc. (PA); Allete, Inc. (MN); Ameren Corporation (MO); Aquila, Inc. (MO); Black Hills Corporation (SD); CenterPoint Energy (TX); Cleco Corporation (LA); CMS Energy Corporation (MI); Dominion Resources, Inc. (VA); DTE Energy Company (MI); Duke Energy Corporation (NC); Dynegy, Inc. (TX); Edison International (CA); El Paso Electric Company (TX); FPL Group, Inc. (FL); NiSource Inc. (IN); Pepco Holdings, Inc. (DC); Portland General Electric Co. (OR); PPL Corporation (PA); Progress Energy, Inc. (NC); Public Service Enterprise Group (NJ); Sempra Energy (CA); Southern Company (GA); WGL Holdings, Inc. (DC).

General Industry: Alliant Techsystems Inc. (MN); ALLTEL Corporation (AR); Armstrong World Industries (PA); Avaya (NJ); Avery Dennison Corp. (CA); Ball Corporation (CO); BorgWarner Inc. (MI); The Clorox Company (CA); Cameron International Corp. (TX); Cooper Industries (TX); Ecolab Inc. (MN); El Paso Corporation (TX); FMC Corporation (PA); Hasbro, Inc. (RI); The Hershey Company (PA); MeadWestvaco Corporation (VA); Packaging Corp. of America (IL); Praxair, Inc. (CT); Rockwell Collins, Inc. (IA); The Sherwin-Williams Co. (OH); Sonoco Products Company (SC); Steelcase Inc. (MI); Wm. Wrigley Jr. Company (IL).

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

To make comparisons with the market survey results, SCANA generally divides all of its senior executive officers into utility and non-utility executive groups — that is, executive officers whose responsibilities are primarily related to utility businesses and require a high degree of technical or industry-specific knowledge (such as electrical engineering, nuclear engineering or gas pipeline transmission), and those whose responsibilities are more general and do not require such specialized knowledge (such as business and other corporate support functions). SCANA then attempt to match to the greatest degree possible our positions with similar positions in the survey results. For positions that do not fall specifically into the utility or non-utility group, we may blend the survey results to achieve what we believe is an appropriate comparison.

We also use performance data covering a larger peer group of utilities in determining long-term equity incentive compensation under the SCANA shareholder-approved long-term equity compensation plan, as discussed below under “Long-Term Equity Compensation Plan.”

Personal Qualifications

In addition to considering market survey comparisons, we consider each senior executive officer’s knowledge, skills, scope of authority and responsibilities, job performance and tenure with us as a senior executive officer.

Mr. Timmerman has been our Chief Executive Officer for 12 years, and has been employed with us in various capacities, including Chief Financial Officer, for 30 years. Mr. Timmerman started his career as a certified public accountant. As our Chief Executive Officer, Mr. Timmerman has responsibility for strategic planning, development of our senior executive officers and oversight of all our operations.

Mr. Addison was appointed our Senior Vice President and Chief Financial Officer in April 2006, prior to which time he had served as our Vice President — Finance since 2001. As Chief Financial Officer, he is responsible for all of our financial operations, including accounting, risk management, treasury, regulatory affairs, investor relations, shareholder services, taxation and financial planning, as well as our information technology functions. Mr. Addison is a certified public accountant, and has been with us for 17 years.

Mr. Marsh is Senior Vice President of SCANA and was appointed our President and Chief Operating Officer in April 2006, prior to which time he had served as SCANA’s Senior Vice President and Chief Financial Officer since 1998. As President of SCE&G, he is responsible for all of its gas and electric operations, as well as for all of our facilities and properties management. Mr. Marsh previously practiced as a certified public accountant, and has been with us for 24 years.

Mr. Byrne is Senior Vice President-Generation, Nuclear and Fossil Hydro. In these positions, he is responsible for overseeing all of our activities related to nuclear power, including nuclear plant operations, emergency planning, licensing and nuclear support services. He has been with us for 13 years, and has over 22 years experience in the nuclear industry.

Mr. Mood has been our Senior Vice President and General Counsel for four years. In these positions, he is responsible for overseeing our legal activities as well as our Legal, Environmental and Corporate Secretary Departments. Prior to his employment with us, Mr. Mood was in private practice as a lawyer for 37 years. Mr. Mood has previously served as Interim Dean of The University of South Carolina School of Law and as chairman of the South Carolina Board of Law Examiners, and is a permanent member of the Judicial Conference of the United States Court of Appeals for the Fourth Circuit.

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

In 2008, the Human Resources Committee reviewed summaries of compensation components (“tally sheets”) for all of our senior executive officers, including the Named Executive Officers. These tally sheets reflected changes in compensation from the prior year and affixed dollar amounts to each component of compensation. Although the Committee did not make any adjustments to executive compensation in 2008 based solely on its review of the tally sheets, it intends to continue to use such tally sheets in the future to review each component of the total compensation package, including base salaries, short- and long-term incentives, severance plans, insurance, retirement and other benefits, as a factor in determining the total compensation package for each senior executive officer.  Adjustments to compensation were, however, made based on the factors discussed below.

Timing of Senior Executive Officer Compensation Decisions

Annual salary reviews and adjustments and short- and long-term incentive compensation awards are routinely made in February of each year at the first regularly scheduled Human Resources Committee and Board meetings. Determinations also are made at those meetings as to whether to pay out awards under the most recently completed cycle of long-term equity-based incentive compensation. Compensation determinations also may be made by the Committee at its other quarterly meetings in the case of newly hired executives, promotions of employees, or adjustments of existing employees’ compensation that could not be deferred until the February meeting. SCANA routinely makes its annual and quarterly earnings releases in conjunction with the quarterly meetings of our Board.

Base Salaries

Senior executive officer base salaries are divided into grade levels based on market data for similar positions and experience. The Human Resources Committee believes it is appropriate to set base salaries at a reasonable level that will provide executives with a predictable income base on which to structure their personal budgets. Accordingly, base salaries are targeted at the median (50th percentile) of the market survey data. The Human Resources Committee reviews base salaries annually and makes adjustments, if appropriate, on the basis of an assessment of individual performance, relative levels of accountability, prior experience, breadth and depth of knowledge, changes in market compensation practices as reflected in market survey data, and relative compensation levels within our company.

All Named Executive Officers received base salary increases in February 2008. The Human Resources Committee determined that the increases to base salaries were necessary and appropriate in light of market survey data and individual performance.  In making the decisions with respect to the increases in base salaries for each of the Named Executive Officers, the Committee took into consideration recommendations of our Chief Executive Officer.

Short-Term and Long-Term Incentive Compensation

Our senior executive officer compensation program provides for both short-term incentive compensation in the form of annual cash incentive compensation, and long-term equity-based incentive compensation payable at the end of periods which have historically lasted three years. Both our short-term incentive and long-term equity compensation plans promote our pay-for-performance philosophy, as well as our goal of having a meaningful amount of pay “at-risk,” and we believe both plans provide us a competitive advantage in recruiting and retaining top quality talent.

We believe the short-term incentive compensation plan provides our senior executive officers with an annual stimulus to achieve short-term individual and business unit or departmental goals and short-term corporate earnings goals that ultimately help us achieve our long-term corporate goals. We believe the long-term equity-based incentive compensation counterbalances the emphasis of short-term incentive compensation on short-term results by focusing our senior executive officers on achievement of our long-term corporate goals, provides additional incentives for them to remain our employees by ensuring that they have a continuing stake in the long-term success of the Company, and significantly aligns the interests of senior executive officers with those of shareholders.

Short-Term Annual Incentive Plan

Our Short-Term Annual Incentive Plan provides financial incentives for performance in the form of opportunities for annual incentive cash payments. Participants in the Short-Term Annual Incentive Plan include not only our senior executive officers, but also approximately 208 additional employees, including other officers, senior management, division heads and other professionals whose positions or levels of responsibility make their participation in the plan appropriate. Our Chief Executive Officer recommends, and the Human Resources Committee approves, the performance measures, operational goals and other terms and conditions of incentive awards for senior executives, including the Named Executive Officers.

The Committee reviews and approves target short-term incentive levels at its first regularly scheduled meeting each year based on percentages assigned to each executive salary grade. Actual short-term incentive awards are based both on the Company’s achieving pre-determined financial and business objectives in the coming year, and on each senior executive officer’s level of performance in achieving his or her individual financial and strategic objectives. The Committee selected these performance metrics because it believes they are key measures of financial and operational success, and that achieving our earnings and strategic goals supports the interests of shareholders.  In assessing accomplishment of objectives, the Committee considers the difficulty of achieving each objective, unforeseen obstacles or favorable circumstances that might have altered the level of difficulty in achieving the objective, overall importance of the objective to our long-term and short-term goals, and importance of achieving the objective to enhancing shareholder value. Changes in annual target short-term incentive levels can be made if there are changes in the senior executive officer’s salary grade level that warrant a target change.

The plan allows for an increase or decrease in short-term incentive award payout of up to 20% of the target award based on an individual’s performance in meeting individual financial and strategic objectives. The plan also allows for an increase or decrease in award payout of up to 50% of the target award. However, cumulative adjustments to target award payouts for all participants may not increase or decrease overall award levels by more than 50%. Individual awards may nonetheless be decreased or eliminated if the Human Resources Committee determines that actual results warrant a lower payout.

For Mr. Timmerman, the Short-Term Annual Incentive Plan placed equal emphasis on the following financial and business objectives for 2008:

·      SCANA achieving earnings per share targets set to reflect published earnings per share guidance; and

·      Performance of our senior executive officers.

    For each of our other Named Executive Officers, the Short-Term Annual Incentive Plan placed equal emphasis on the following financial and business objectives for 2008:

·      SCANA achieving earnings per share targets set to reflect published earnings per share guidance; and

·      Our achieving annual business objectives relating to one or more of the following four critical success factors: cost effective operations, profitable growth, excellence in customer service, and developing our people.

The estimated possible payouts that could have been earned under the 2008 awards if performance objectives were met at threshold, target and maximum levels are set forth in the 2008 Grants of Plan-Based Awards Table.

The extent to which each Named Executive Officer’s individual strategic objectives depended upon our achieving one or more of our critical success factors was weighted according to the extent to which the executive was responsible for results of the objectives. The weightings assigned to the business objectives for each Named Executive Officer for 2008 are shown in the table below:

2008 Weightings Assigned to Each Business Performance Objective
for Named Executive Officers

Objective	Mr. Timmerman	Mr. Addison	Mr. Marsh	Mr. Byrne	Mr. Mood
Financial Results	50%	50%	50%	50%	50%
Senior Staff Performance	50%
Cost Effective Operations			10%	30%	47.5%
Profitable Growth		50%
Customer Service			30%	10%	2.5%
Developing our People			10%	10%

SCANA’s earnings per share target for 2008 was $2.97, and SCANA earned $2.95.  Accordingly, we did not make any payouts on the earnings per share component of the Short-Term Annual Incentive Plan. However, we achieved our business objectives and our senior executive officers achieved their individual strategic objectives. Accordingly, we made payouts to our senior executive officers, including our Named Executive Officers, with respect to the business and individual strategic objectives portions of the plan. As further discussed below under the caption “ — Discretionary Bonus Award,” we also made a 20% discretionary bonus award to each of our senior executive officers, including our Named Executive Officers, as permitted by the plan. The 2008 Short-Term Annual Incentive Plan payouts based on our achieving our business objectives and our Named Executive Officers’ achieving their individual objectives are reflected in the Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation,” and the discretionary bonuses under the plan are reflected in the Summary Compensation Table under the column “Bonus.”

Individual Strategic Objectives on which 2008 Short-Term Annual Incentive Awards were Based

Our four critical success factors — cost effective operations, profitable growth, excellence in customer service, and developing our people — included the following components, which were included in business unit objectives: implementing workforce planning initiatives; effectively addressing new regulatory, legislative, and environmental requirements and anticipating future needs; focusing on safety and employee wellness; ensuring the security of our people, assets and operations; maintaining focus on cost control and business efficiency; implementing generation expansion plans to meet future growth requirements; pursuing energy efficiency and demand side management initiatives that are cost effective and assist our customers in controlling their energy costs; developing comprehensive facility plans that address long-term needs for transmission, distribution and customer service locations; and focusing on excellence in customer service, including providing reliable service at reasonable rates.

The individual strategic objectives the Human Resources Committee considered with respect to one or more of our critical success factors in determining short-term incentive awards for the Named Executive Officers were as follows:

Mr. Timmerman’s award was based on his contributions and his leadership of other senior executives in achieving our overall corporate strategic plan objectives.

Mr. Addison’s award was based on his successful efforts toward increasing the visibility of SCANA in the financial community; monitoring ever changing and adverse financial markets and obtaining external financing or refinancing on favorable terms; maintaining financial reporting compliance processes and procedures that meet the requirements of the Sarbanes-Oxley Act; and leadership-level participation in regulatory decisions and strategy for 2008.

Mr. Marsh’s award was based on his progress toward creating a customer service task force to review current customer service systems and programs and identify new initiatives; development and implementation of a program to monitor spending and timing of significant capital projects; achievement of a lower accident frequency rate at the Company; completion of the Company’s generation capacity plans;  leadership-level participation in regulatory decisions and strategy;  and oversight of our implementation of North American Electric Reliability Council and Electric Reliability Organization reliability standards.

Mr. Byrne’s award was based on his reduction of the accident frequency rates at various generation facilities; completion of a selective catalytic reduction project at one of our generation facilities; timely submission of a Combined Operating License Application for our planned new nuclear facility; and implementation of a self-assessment review program at our VC Summer Nuclear Plant.

Mr. Mood’s award was based on the development and provision of additional training to company employees on regulatory and environmental matters to ensure compliance and appropriate reporting of potential concerns; ensuring we have internal expertise in legal, regulatory, environmental and corporate governance departments; and his leadership level participation in regulatory, legal and environmental decisions and strategies to ensure cost effective operations and excellence in customer service.

Discretionary Bonus Award

Our Chief Executive Officer also recommended to the Human Resources Committee a 20% of target discretionary bonus award for our senior executive officers, as well as other eligible participants in the Plan, and both the Human Resources Committee and the Board approved the discretionary payout. The discretionary bonus award was based on the following important accomplishments by our Company:

·	Executing an industry leading contract for construction of new nuclear generation facilities and the related regulatory filings at the state and federal level;

·	Obtaining approval from the Public Service Commission of South Carolina for siting and construction of the nuclear plants under the Base Load Review Act;

 ·   Having three coal fired generation facilities listed among the twenty most efficient in the United States;

·	Having the V. C. Summer Nuclear Plant ranked by an independent rating agency as third in the nation in capacity factor achieved;

·	Responding early in 2008 to the emerging liquidity crisis and economic decline, and maintaining financial integrity and results of operations in 2008;

·	Prudent management of costs in a difficult economy to ensure earnings guidance was achieved while still maintaining safe and reliable operations;

·	Having retail gas operations in South Carolina score well in our region, and nationally, in the J. D. Power Customer Satisfaction Report;

·	Having SCANA’s common stock decline only 16% compared with a decline of 26% for our peer group, and a decline of 34% for the Dow Jones Industrial Average;

·      Being included in the S&P 500 Index; and

·      Having our long-term credit ratings reaffirmed in 2008.

We believe this discretionary bonus award is well justified and necessary to reward our senior executive officers for their contributions to our success, and to help facilitate retention of our critical human resources.

Long-Term Equity Compensation Plan

The potential value of long-term equity-based incentive compensation opportunities comprises a significant portion of the total compensation package for senior executive officers and key employees. The Human Resources Committee believes that emphasizing this component of total compensation provides the appropriate long-range focus for senior executive officers and other key employees who are charged with responsibility for managing the Company and achieving success for shareholders because it links the amount of their compensation to our business and financial performance.

A portion of each senior executive officer’s potential compensation consists of awards under SCANA’s Long-Term Equity Compensation Plan. The types of long-term equity-based compensation the Human Resources Committee may award under the Plan include incentive and nonqualified stock options, stock appreciation rights (either alone or in tandem with a related stock option), restricted stock, restricted stock units, performance units and performance shares. In recent years, the only long-term equity-based awards have been in the form of performance shares and restricted stock. These long-term equity-based awards are granted subject to satisfaction of specific performance goals and vesting schedules. For the 2008-2010 performance period, awards under the Long-Term Equity Compensation Plan consisted of performance shares and restricted SCANA common stock. We have not awarded stock options since 2002 and have no plans to do so in the foreseeable future.

We believe awards of performance shares align the interests of our executives with those of shareholders because the value of such awards is tied to our achieving financial and business goals that would be expected to affect the value of SCANA’s common stock.  We believe awards of restricted stock align the interests of our executives with those of shareholders in that they ensure a long-term view of success and they aid in retention of executives.

Performance Share Awards

SCANA has been granting three-year cycles of performance share awards based on comparative total shareholder return and earnings per share components for several years. Performance share awards based on these components place a portion of executive compensation at risk because executives are compensated pursuant to the awards only when the objectives for Total Shareholder Return (“TSR”) and earnings growth are met. Additionally, comparing SCANA’s TSR to the TSR of a group of other companies reflects our recognition that investors could have invested their funds in other entities, and measures how well we performed over time when compared to others in the group.

Performance share awards are denominated in shares of SCANA common stock. The number of target performance shares into which awards are denominated is calculated by multiplying the Named Executive Officer’s base salary by a target percentage based on positions cited in the market survey data and dividing the product by a valuation factor applied to our opening stock price on the date of grant. The target percentage is derived from market survey data of the peer companies listed above under “Factors Considered in Setting Senior Executive Officer Compensation — Use of Market Surveys and Peer Group Data.” The valuation factor is provided to us by our compensation consultant and is intended as a means to establish a grant date salary equivalent value that takes into consideration such factors as dividend treatment, potential for maximum performance, and the treatment of awards upon termination. Performance share awards may be paid in SCANA stock or cash or a combination of stock and cash at our discretion, but are most frequently paid in cash. In recent years, all payouts have been in cash and we currently anticipate that we will continue to make such payouts in cash. Payouts are based on the closing market price of SCANA stock on the last business day of the three-year performance period.

Components of 2006-2008 Performance Share Awards

For the 2006-2008 performance cycle, components on which performance share awards to senior executive officers under the Long-Term Equity Compensation Plan were based were as follows: (1) SCANA’s TSR relative to the TSR of a group of peer companies over the three-year period, and (2) a three-year average growth in earnings component based on SCANA’s earnings per share (“EPS”) under generally accepted accounting principles, with adjustments to be made to account for the cumulative effects of any mandated changes in accounting principles and the effects of sales of certain investments or impairment charges related to certain investments (we refer to this component as growth in “EPS from ongoing operations”). TSR over the performance period is equal to the change in SCANA’s common stock price, plus cash dividends paid on SCANA common stock during the period, divided by the common stock price as of the beginning of the period. Sixty percent of 2006-2008 target performance shares were based on the TSR component and 40% were based on the EPS growth component. The allocation of 60% of awards to three-year TSR and 40% to growth in EPS from ongoing operations was made to weight the external performance measure slightly higher than the internal performance measure.

Performance Criteria for Performance Share Awards Granted in 2006 for the 2006-2008 Performance Period with Payouts Due in 2009

Payouts for performance share awards granted in 2006 for the 2006-2008 performance period were based on SCANA achieving: (1) TSR at or above the 33rd percentile of the Long-Term Equity Compensation Plan peer group over the three-year period, and (2) three-year average growth in EPS from ongoing operations of at least 1.7%.

With respect to the TSR component, executives would earn threshold payouts (equal to 50% of target award) if SCANA ranked at the 33rd percentile in relation to the peer group’s three-year TSR performance. Target payouts (equal to 100% of target award) would be earned if SCANA ranked at the 50th percentile in relation to the peer group’s three-year TSR performance. Maximum payouts (equal to 150% of target award) would be earned if SCANA ranked at or above the 75th percentile in relation to the peer group’s three-year TSR performance. Payouts were scaled between 50% and 150% based on the actual percentile achieved. No payouts would be earned if TSR performance was less than the 33rd percentile and no payouts would exceed 150% of the target award.

The peer group of utilities with which we compared SCANA’s TSR for the 2006-2008 performance period are set forth below:

Allegheny Energy, Inc.; Allete Inc.; Alliant Energy Corporation; Ameren Corporation; Avista Corporation; Cleco Corporation; CMS Energy Corporation; Consolidated Edison, Inc.; Constellation Energy Group, Inc.; Dominion Resources, Inc.; DPL, Inc.; DTE Energy Company; Edison International; Entergy Corporation; FirstEnergy Corp.; FPL Group, Inc.; Great Plains Energy, Inc.; Hawaiian Electric Industries, Inc.; IDACORP, Inc.; Integrys Energy Group, Inc.; NiSource Inc.; Northeast Utilities; NorthWestern Corporation; NSTAR; NV Energy, Inc. (f/k/a Sierra Pacific Resources); OGE Energy Corp.; Pepco Holdings, Inc.; Pinnacle West Capital Corporation; PNM Resources, Inc.; PPL Corporation; Progress Energy, Inc.; Public Service Enterprise Group, Inc.; Puget Energy, Inc.; Southern Company; TECO Energy, Inc.; UIL Holdings Corporation; UniSource Energy Corporation; Vectren Corporation; Westar Energy, Inc; Wisconsin Energy Corporation

The number of utilities included in the peer group used for TSR comparisons is larger than the number included in the market survey utility peer group we use for purposes of setting base salary and short- and long-term incentive compensation because information about TSR is publicly available for a larger number of utilities. We include only utilities in the TSR peer group because we have assumed that shareholders would measure our performance against performance of other utilities in which they might have invested.

For the three-year performance period 2006-2008, SCANA’s TSR was at the 51st percentile of the peer group’s TSR, which resulted in a 102% payout on the TSR component of the awards.

With respect to the EPS component of the 2006-2008 awards, executives would earn threshold payouts (equal to 50% of target award) at 1.7% average growth, target payouts (equal to 100% of target award) at 3.7% average growth and maximum payouts (equal to 150% of target award) at or above 5.7% average growth. Payouts were scaled between 50% and 150% based on the actual growth in EPS from ongoing operations achieved. No payouts would occur if average growth in EPS from ongoing operations over the period was less than 1.7% and no payouts would exceed 150% of target award. These threshold, target and maximum payout levels were consistent with the earnings growth guidance provided publicly by management at the time of the grants.

For the three-year performance period 2006-2008, SCANA’s average growth in EPS from ongoing operations was 2.2%, resulting in a payout of  62.5 % of the EPS component of the awards.

The overall payout of 86.2% of the target shares, which occurred in March, 2009, is reflected in the 2008 Option Exercises and Stock Vested Table.

Performance Share Awards Granted in 2007 for the 2007-2009 Performance Period with Payouts Due, if at all, in 2010

In 2007, we granted performance share awards to each of the Named Executive Officers.  As further discussed below, the design of performance share awards under the Long-Term Equity Compensation Plan for the 2007-2009 period was modified from the design of the 2006-2008 performance share awards. We implemented these changes for the 2007-2009 period because we believed that they would increase the effectiveness of the Plan in encouraging executive retention by minimizing the impact of extraordinarily strong or poor single-year performance on award payouts, while generally requiring that the executives continue employment with us for the entire three-year period to receive a payout.

For the 2007-2009 period, components on which we based performance share awards to senior executive officers were as follows: (1) SCANA TSR relative to the TSR of a peer group of companies, and (2) an average growth in earnings component based on growth in SCANA's “GAAP-adjusted net earnings per share from operations” as that term is used in SCANA’s periodic reports and external communications. (For an explanation of GAAP-adjusted net earnings per share from operations, see the discussion of Results of Operations in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in Part II above.)  GAAP-adjusted net earnings per share from operations may reflect different or additional adjustments than are or would have been reflected in the determination of EPS from ongoing operations in prior plan cycles. As in prior periods, SCANA's TSR over the performance period is equal to the change in SCANA’s common stock price, plus cash dividends paid on SCANA’s common stock during the period, divided by the common stock price as of the beginning of the period.  Sixty percent of target performance shares are based on the TSR component, and 40% are based on the growth in earnings component.  As in 2006, this allocation was made to weight the external performance measure slighter higher than the internal performance measure.

Performance measurement and award determination for the 2007-2009 period is made on an annual basis (rather than the above described three-year measurement and determination used for 2006-2008 awards), with payment of awards being deferred until after the end of the three-year period. Accordingly, payouts under the 2007-2009 three-year period will be earned for each year that performance goals are met during the three-year period, but payments will be deferred until the end of the three-year period and will be contingent upon the participant’s still being employed with us at the end of the three-year period, subject to certain exceptions in the event of retirement, death or disability. Payouts would be accelerated in the event of certain change in control events.  See “— Potential Payments Upon Termination or Change in Control.”  The other performance criteria adopted by the Board on recommendation of the Human Resources Committee for the 2007-2009 period do not differ materially from 2006-2008 performance cycle.

Performance Criteria for the 2007-2009 Performance Share Awards and Earned Awards for the 2008 Performance Period

Payouts based on the TSR component of the 2007-2009 plan are scaled according to SCANA’s ranking against the peer group.  Executives earn threshold payouts (equal to 50% of target award) for each year of the three-year period in which SCANA ranks at the 33rd percentile in relation to the peer group’s TSR performance for the one-year period. Target payouts (equal to 100% of target award) are earned for each year of the three-year period in which SCANA ranks at the 50th percentile in relation to the peer group’s TSR performance for the one-year period. Maximum payouts (equal to 150% of target award) are earned for each year of the three-year period in which SCANA’s performance ranks at or above the 75th percentile in relation to the peer group’s TSR performance for the one-year period. Payouts are scaled between 50% and 150% based on the actual percentile achieved.  No payout is earned if SCANA's performance is less than the 33rd percentile, and no payouts may exceed 150% of the target award. Threshold, target and maximum payouts at the 33rd, 50th and 75th percentiles were used because these generally matched the levels used by the companies in the market survey data.

The peer group of utilities with which we compared SCANA’s TSR for the 2007-2009 period are set forth below:

Allegheny Energy, Inc.; Alliant Energy Corporation; Ameren Corporation; American Electric Power; Avista Corporation; Centerpoint Energy Inc.; CMS Energy Corporation; Consolidated Edison, Inc.; Constellation Energy Group, Inc.; Dominion Resources, Inc.; DPL, Inc.; DTE Energy Company; Duke Energy Corporation; Edison International; Entergy Corporation; Exelon Corporation; FirstEnergy Corp.; FPL Group, Inc.; Great Plains Energy, Inc.; Hawaiian Electric Industries, Inc.; Integrys Energy Group, Inc.; NiSource Inc.; Northeast Utilities; NorthWestern Corporation; NSTAR; NV Energy, Inc. (f/k/a Sierra Pacific Resources); OGE Energy Corp.; Pepco Holdings, Inc.; PG&E Corporation; Pinnacle West Capital Corporation; PNM Resources, Inc.; PPL Corporation; Progress Energy, Inc.; Public Service Enterprise Group, Inc.; Puget Energy, Inc.; Southern Company; TECO Energy, Inc.; UIL Holdings Corporation; UniSource Energy Corporation; Vectren Corporation; Westar Energy, Inc.; Wisconsin Energy Corporation; XCEL Energy, Inc.

For the reasons discussed above under “—Performance Share Awards Granted in 2006 for the 2006-2008 Performance Period with Payouts due in 2009,” the number of utilities in the peer group above is larger than the number included in the market survey utility peer group we use for setting base salary and short and long-term compensation.

For the first and second years of the 2007-2009 period, SCANA’s TSR was at the 59th and 82nd percentiles, respectively, which resulted in awards on the TSR component being earned at 118% and 150% for the respective years, payment of which will be deferred until the end of the three-year period as discussed above. See the “Outstanding Equity Awards at 2008 Fiscal Year-End” Table.

With respect to the growth in earnings component for the 2007-2009 period, executives earn threshold payouts (equal to 50% of target award) for each year in the three-year period in which growth in SCANA’s GAAP-adjusted net earnings per share from operations equals 2%. Executives earn target payouts (equal to 100% of target award) for each year in which such growth equals 4%, and maximum payouts (equal to 150% of target award) for each year in which such growth equals or exceeds 6%. Payouts are scaled between 50% and 150% based on the actual growth in SCANA’s GAAP-adjusted net earnings per share from operations achieved. No payouts will be earned for any year in which growth in SCANA’s GAAP-adjusted net earnings per share from operations is less than 2%, and no payouts will exceed 150% of target award.

For the first and second years of the 2007-2009 period, SCANA’s growth in GAAP-adjusted net earnings per share from operations were 5.8% and 7.7%, respectively, which resulted in awards for this component being earned at 145% and 150% for the respective years.  As discussed above, payment of these awards will be deferred until the end of the three-year period.  See the “Outstanding Equity Awards at 2008 Fiscal Year-End” table.

2008-2010 Performance Share and Restricted Stock Awards

On the recommendation of the Human Resources Committee, our Board approved further changes to the design of awards for the 2008-2010 period to reflect the evolving business climate within which we operate.  As discussed above, each of the grants for the 2006-2008 and 2007-2009 performance cycles under SCANA’s Long-Term Equity Compensation Plan provided for awards of performance shares, 60% of which would be earned based on SCANA’s level of success in achieving certain TSR targets as compared to the TSR of a peer group of companies, and 40% of which would be earned based on SCANA’s level of success in achieving certain EPS growth targets. The performance share awards for the 2006-2008 period provided for a three-year measurement period, and the performance share awards for the 2007-2009 period provided for annual measurement periods.

The Human Resources Committee considered the fact that the performance thresholds were not met with respect to either the SCANA TSR or EPS growth components for the 2004-2006 cycle, nor was the performance threshold met with respect to the SCANA TSR component for the 2005-2007 cycle.  Although threshold performance was met with respect to the SCANA EPS growth component for the 2005-2007 cycle, performance shares earned and paid out were only 57.5% of the targeted 40% award, resulting in an overall payout of 23%.

When the Committee adopted the criteria for awards for the 2008-2010 period, it appeared that the performance threshold with respect to the SCANA TSR component for the 2006-2008 cycle would not be met, and that the performance threshold for the SCANA EPS component would only be met between threshold and target.  The Committee based its decision to change the criteria for the 2008-2010 cycle on its belief that the below threshold performance described above, and what it anticipated would be below threshold to marginal performance for the 2006-2008 cycle, indicated that criteria were unrealistic.  Although thresholds for the 2006-2008 cycle were ultimately exceeded for both the SCANA TSR and EPS component, it was not possible to predict early in the year that the economic downturn would impact our peers negatively and that SCANA’s long-term equity cycles would end the year with a positive accrual.

In February 2008, we believed the principal reason for the below threshold performance in prior years with respect to the SCANA TSR component of the awards was that our announced plans to build new generation capacity, including our consideration of a potential new nuclear facility, have depressed the market price of SCANA stock. We believe the construction of new generation capacity is in our long-term best interests, and the long-term best interests of SCANA’s shareholders and the communities we serve, but it appears to us that the financial markets may have a more short-term focus. Although alignment of our executives’ interests with shareholder interests is very important, we wish to continue to encourage our executives and our employees to focus on our long-term goals and avoid having their strategic decisions driven by short-term market performance. Accordingly, to reduce the potential negative impact that might result from our plans for increased generation capacity, we made further adjustments to the design of the awards under the Long Term Equity Compensation Plan.

Because we believed our plans to build new generation capacity were a primary reason for SCANA’s depressed stock price and resulting failure to meet its TSR targets, we asked our compensation consultant to review the long-term incentive practices of a group of peer utility companies that have announced an interest in expanding generation capacity, including those considering building new nuclear facilities. The companies included in this modified 2008 survey are as follows:

AES; Ameren; American Electric Power; CenterPoint Energy; Consolidated Edison; Constellation; Dominion; DTE Energy; Duke Energy; Edison International; Entergy; Exelon; FirstEnergy; FPL Group; Integrys Energy Group; Nisource; NRG Energy; Pepco Holdings; PG&E; PPL; Progress Energy; Public Service Enterprise Group; Reliant Energy; Southern Company; Xcel Energy.

Among other findings, the survey revealed the following:

·      Type of program.  Although 96% of these utilities use performance plans, over 80% of them also grant restricted stock or stock options. Only four of the companies (16%) use only performance plans for their long-term incentive grants.

·      Performance leverage.  The survey also indicated that most of these companies have wider performance ranges than
       SCANA does. SCANA’s TSR performance range was from the 33rd percentile to the 75th percentile; however, the peer group comparison denoted a performance range from the 28th percentile to the 83rd percentile.

·      Payout leverage.  Additionally, the survey indicated that some of these companies have lower minimum payouts and higher maximum payouts than we do. Whereas we pay out 50% of target award at threshold performance (33%), the median threshold payout by the peer group is 25% of target, and our maximum payout is 150% of target as compared to maximum median payout by the peer group of 200% of target.

Based on this review, the Committee approved changes to the 2008-2010 long-term incentive awards to address certain disparities between our program design and those of the peer companies.  The approved changes modified the performance and payout ranges for the 2008-2010 awards, equally weighted the external and internal performance measures, and added a restricted stock grant which was not performance based.

Instead of awards being denominated solely in performance shares which are based 60% on our level of achieving SCANA TSR targets and 40% on our level of achieving SCANA EPS growth targets, awards for the 2008-2010 period are comprised of a combination of performance shares and restricted stock. Performance shares represent 80% of the awards, consisting of one half to be earned based on our level of achieving SCANA TSR targets and the remaining one half to be earned based on our level of achieving SCANA EPS growth targets. The remaining 20% of the awards will be in the form of restricted stock. The restricted stock will vest at the end of the three year performance period, if at all, and will not be performance based. Although restricted stock does not have the same risk of forfeiture for failure to meet performance thresholds associated with performance shares, it has no upside potential for payout above target level.

Components of 2008-2010 Performance Share Awards

In 2008, we granted performance share awards to each of the Named Executive Officers. Information about the components of the awards and the performance criteria for the 2008 three-year period is set forth below. Information about the number of performance shares that could be earned at threshold, target and maximum performance levels for the 2008 three-year period is provided in the “2008 Grants of Plan-Based Awards” table.

As was the case for the 2007-2009 period, components on which we based performance share awards to senior executive officers were (1) SCANA’s TSR relative to the TSR of a peer group of companies and (2) an average growth in earnings component based on growth in SCANA's “GAAP-adjusted net earnings per share from operations” as that term is used in SCANA’s periodic reports and external communications.  As noted above, GAAP-adjusted net earnings per share from operations may reflect different or additional adjustments than are, or would have been, reflected in the determination of EPS from ongoing operations in prior plan cycles. As in prior periods, TSR over the performance period is equal to the change in SCANA’s common stock price, plus cash dividends paid on SCANA common stock during the period, divided by the common stock price as of the beginning of the period.  Half of target performance shares are based on each of the two components.  This allocation was made to weight the performance measures equally and to allow for a time-based restricted stock award.

Performance Criteria for the 2008-2010 Performance Share Awards and Earned Awards for the 2008 Performance Period

Performance measurement and award determination for the 2008-2010 cycle will also be made on an annual basis with payment of awards being deferred until after the end of the three-year period. Accordingly, payouts under the 2008-2010 three-year period will be earned for each year that performance goals are met during the three-year period, but payments will be deferred until the end of the period and will be contingent upon the participants still being employed by us at the end of the period, subject to certain exceptions in the event of retirement, death or disability.

Payouts based on the TSR component of the 2008-2010 plan are scaled according to SCANA's ranking against the peer group.  Executives earn threshold payouts (equal to 25% of target award) for each year of the three-year period in which SCANA ranks at the 25th percentile in relation to the peer group’s TSR performance for the one-year period. Target payouts (equal to 100% of target award) are earned for each year of the three-year period in which SCANA ranks at the 50th percentile in relation to the peer group’s TSR performance for the one-year period. Maximum payouts (equal to 175% of target award) are earned for each year of the three-year period in which SCANA’s performance ranks at or above the 90th percentile in relation to the peer group’s TSR performance for the one-year period. Payouts are scaled between 25% and 175% based on the actual percentile achieved.  No payout is earned is our performance is less than the 25th percentile, and no payouts may exceed 175% of the target award. Threshold, target and maximum payouts at the 25th, 50th and 90th percentiles were used because these generally match the levels used by the companies in the market survey data.

The peer group of utilities with which we compared SCANA’s TSR for the 2008-2010 period are set forth below:

Allegheny Energy, Inc.; Alliant Energy Corporation; Ameren Corporation; American Electric Power; Avista Corporation; Centerpoint Energy Inc.; CMS Energy Corporation; Consolidated Edison, Inc.; Constellation Energy Group, Inc.; Dominion Resources, Inc.; DPL, Inc.; DTE Energy Company; Duke Energy Corporation; Edison International; Entergy Corporation; Exelon Corporation; FirstEnergy Corp.; FPL Group, Inc.; Great Plains Energy, Inc.; Hawaiian Electric Industries, Inc.; Integrys Energy Group, Inc.; NiSource Inc.; Northeast Utilities; NorthWestern Corporation; NSTAR; NV Energy, Inc. (f/k/a Sierra Pacific Resources); OGE Energy Corp.; Pepco Holdings, Inc.; PG&E Corporation; Pinnacle West Capital Corporation; PNM Resources, Inc.; PPL Corporation; Progress Energy, Inc.; Public Service Enterprise Group, Inc.; Puget Energy, Inc.; Southern Company; TECO Energy, Inc.; UIL Holdings Corporation; UniSource Energy Corporation; Vectren Corporation; Westar Energy, Inc.; Wisconsin Energy Corporation; XCEL Energy, Inc.

For the reasons discussed above under “Performance Share Awards Granted in 2006 for the 2006-2008 Performance Period with Payouts Due in 2009,” the number of utilities included in the peer group used for TSR comparisons is larger than the number included in the market survey utility peer group we use for purposes of setting base salary and short- and long-term incentive compensation.

For the first year of the 2008-2010 period, SCANA’s TSR was at the 82nd percentile, which resulted in an award on the TSR component being earned at 160%, payment of which will be deferred until the end of the three-year period as discussed above.  See the “Outstanding Equity Awards at 2008 Fiscal Year-End” table.

With respect to the growth in earnings component for the 2008-2010 period, executives earn threshold payouts (equal to 25% of target award) for each year in the three-year period in which growth in SCANA’s GAAP-adjusted net earnings per share from operations equals 1%. Executives earn target payouts (equal to 100% of target award) for each year in which such growth equals 4%, and maximum payouts (equal to 175% of target award) for each year in which such growth equals or exceeds 7%. Payouts are scaled between 25% and 175% based on the actual growth in SCANA’s GAAP-adjusted net earnings per share from operations.  No payouts will be earned for any year in which growth in SCANA’s GAAP-adjusted net earnings per share from operations is less than 1%, and no payouts will exceed 175% of target award.

For the first year of the 2008-2010 period, growth in SCANA’s GAAP-adjusted net earnings per share from operations was 7.7%, which resulted in awards on the earnings per share component being earned at 175%, payment of which will be deferred until the end of the three-year period as discussed above.  See the “Outstanding Equity Awards at 2008 Fiscal Year-End” table.

Restricted Stock Component of the 2008-2010 Long-Term Equity Plan Grant

The remaining twenty percent of the 2008-2010 Long Term Equity Compensation Plan award was granted in the form of SCANA restricted stock.  The grants were made on February 14, 2008, and were based on fair market value on the date of grant.  The restricted stock is subject to a three year vesting period which we believe aids in leadership retention.  The restricted stock has voting rights prior to vesting and the restricted stock award is also subject to forfeiture in the event of retirement or termination of employment.  As previously mentioned, although restricted stock does not have the same risk of forfeiture for failure to meet performance thresholds associated with performance shares, it has no upside potential for payout above target level.

Information about the restricted stock awards granted for the 2008 three-year period is provided in the “2008 Grants of Plan-Based Awards Table.”   See also the “Outstanding Equity Awards at 2008 Fiscal Year-End Table.”

2009 Compensation

At its February 2009 meeting, the Board, on recommendation of the Human Resources Committee, determined that no executive officer, including our Named Executive Officers, would receive a salary increase.  In addition, the Board, also on the recommendation of the Human Resources Committee, determined performance awards and criteria for both the Short-Term Incentive Plan and the Long-Term Equity Compensation Plan.  Such awards and performance criteria do not differ materially from the 2008 awards.

In 2008, the Human Resources Committee adopted amendments to SCANA’s deferred compensation plans as necessary to address issues raised by Internal Revenue Code Section 409A.

Retirement and Other Benefit Plans

We currently participate in the following retirement benefit plans sponsored by SCANA (as such, these plans may be referred to herein as “our” plans):

·           a tax qualified defined benefit retirement plan (the “Retirement Plan”);

·           a nonqualified defined benefit Supplemental Executive Retirement Plan (the “SERP”) for our senior executive officers;

·	a tax qualified defined contribution plan (the “401(k) Plan”); and

·           a nonqualified defined contribution Executive Deferred Compensation Plan (the “EDCP”) for our senior executive officers.

All employees who have met eligibility requirements may participate in the Retirement Plan and the 401(k) Plan.

The SERP and the EDCP plans are designed to provide a benefit to senior executive officers who participate in the Retirement Plan or 401(k) Plan (our tax qualified retirement plans) and whose participation in those tax qualified plans at the same percentage of salary as all other employees is otherwise limited by government regulation. The SERP and EDCP participants are provided with the benefits to which they would have been entitled under the Retirement Plan or 401(k) Plan had their participation not been limited. At present, certain executive officers, including the Named Executive Officers, are participants in the SERP and /or EDCP. The SERP is described under the caption “Potential Payments Upon Termination or Change in Control — Retirement Benefits — Supplemental Executive Retirement Plan” and the EDCP is described under the caption “2008 Nonqualified Deferred Compensation — Executive Deferred Compensation Plan.”  We provide the SERP and EDCP benefits because they allow our senior executive officers the opportunity to defer the same percentage of their compensation as other employees. We also believe, based on market survey data, that these plans are necessary to make our senior executive officer retirement benefits competitive.

We also provide other benefits such as medical, dental, life and disability insurance, which are available to all of our employees. In addition, we provide certain of our executive officers with additional long-term disability insurance and retiree term life insurance.

Termination, Severance and Change in Control Arrangements

We have entered into arrangements with certain of our senior executive officers, including our Named Executive Officers, that provide for payments to them in the event of a change in control of SCANA or SCE&G. These arrangements, including the triggering events for payments and possible payment amounts, are described under the caption “Potential Payments Upon Termination or Change in Control.” We believe that these arrangements are not uncommon for executives at the level of our Named Executive Officers, including executives of the companies included in our compensation market survey information, and are generally expected by those holding such positions. We believe these arrangements are an important factor in attracting and retaining our senior executive officers by assuring them financial and employment status protections in the event control of SCANA or SCE&G changes. We believe such assurances of financial and employment protections help free executives from personal concerns over their futures, and thereby, can help to align their interests more closely with those of shareholders in negotiating transactions that could result in a change in control.

Perquisites

We provide a number of perquisites to senior executive officers as summarized below.

Company Aircraft

SCANA owns two turboprop aircraft for the use of officers and managers in their travels to various operations throughout our service areas, as well as to meet with regulatory bodies, industry groups and financial groups, principally in Washington, D. C. and New York, New York. Our senior executive officers may use our aircraft for business purposes on a non-exclusive basis. Our aircraft may also be used from time to time to transport directors to and from meetings and committee meetings of the Board of Directors. Spouses or close family members of directors and senior executive officers occasionally accompany a director or senior executive officer on the aircraft when the director or executive officer is flying for our business purposes. On rare occasions, a senior executive officer may use our aircraft for personal use that is not in connection with a business purpose. We impute income to the executive for certain expenses related to such use.

For purposes of determining total 2008 compensation, we valued the aggregate incremental cost of the personal use of our aircraft using a method that takes into account the variable expenses associated with operating the aircraft, which variable expenses are only incurred if the planes are flying. The following items are included in our aggregate incremental cost: aircraft fuel and oil expenses per hour of flight; maintenance, parts and external labor (inspections and repairs) per hour of flight; landing/parking/flight planning services expenses; crew travel expenses; and supplies and catering.

Medical Examinations

We provide each of our senior executive officers the opportunity to have a comprehensive annual medical examination from Duke University, the Medical University of South Carolina or the physician of his or her choice. We believe this examination helps encourage health conscious senior executive officers, and helps us plan for any health related retirements or resignations.

Security Systems

We offer installation and provide monitoring of home security systems for our senior executive officers. Because we operate a nuclear facility and provide essential services to the public, we believe we have a duty to help assure uninterrupted and safe operations by protecting the safety and security of our senior executive officers. We provide such installation and monitoring at multiple homes for some senior executive officers.

Other Perquisites

We provide a taxable allowance to our senior executive officers for financial counseling services, including tax preparation and estate planning services. We value this benefit based on the actual charges incurred. We also pay the initiation fees and monthly dues for one dining club membership for each senior executive officer for business use. We sometimes invite spouses to accompany directors and senior executive officers to our quarterly Board meetings because we believe social gatherings of directors and senior executive officers in connection with these meetings increases collegiality.

Accounting and Tax Treatments of Compensation and Other Compensation Discussion

    Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code establishes a limit on the deductibility of annual compensation in excess of $1,000,000 for certain senior executive officers, including the Named Executive Officers. Certain performance-based compensation approved by shareholders is not subject to the deduction limit. The Long-Term Equity Compensation Plan is qualified so that most performance-based awards under that plan constitute compensation that is not subject to Section 162(m). The Short-Term Incentive Plan does not meet 162(m) deductibility requirements. To maintain flexibility in compensating senior executive officers in a manner designed to promote various corporate goals, the Human Resources Committee has not adopted a policy that all compensation must be deductible. Since Mr. Timmerman’s salary was above the $1,000,000 threshold, we may not deduct a portion of his compensation. The Human Resources Committee considered these tax and accounting effects in connection with its deliberations on senior executive compensation.

Nonqualified Deferred Compensation

On January 1, 2005, the Internal Revenue Code was amended to include a new Section 409A, which would impose interest and penalties on our executives’ receipt of certain types of deferred compensation payments. Deferred compensation plans were required to be amended to comply with the requirements of Section 409A, if necessary, by the end of 2008 to avoid imposition of such interest and penalties. SCANA has made the necessary amendments.

Accounting for Stock Based Compensation

Beginning January 1, 2006, we began accounting for stock based compensation in accordance with the requirements of Statement of Financial Accounting Standards No. 123(R).

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

Security Ownership Guidelines for Executive Officers

We do not currently have any equity or other security ownership requirements for executive officers (specifying applicable amounts and forms of ownership), or any policies regarding hedging the economic risk of such ownership. However, all of our senior executive officers have a significant amount of their 401(k) plan accounts invested in SCANA stock and we are now awarding twenty percent of our long-term equity awards in the form of restricted stock and/or restricted stock units, which have a three year vesting period.

The directors believe that significant at-risk compensation denominated in common stock equivalents creates a meaningful investment in the Company’s stock for each executive, which is the reason we do not have a requirement for executives to own a specified number of shares of SCANA common stock.  The following table sets out direct and at-risk stock ownership by executives.  Our Chief Executive Officer and the Human Resources Committee consider this direct and at-risk stock ownership when evaluating an executive’s annual performance, to determine whether an executive’s ownership is appropriate considering the executive’s age, tenure and years remaining to retirement.

Senior Staff Member	Title	Age*	Years of Service*	Shares Held Directly	Deferred Compensation Shares (401(k) & EDCP)	Accrued but not vested Performance Shares for LTEP	Total Shares
W. B. Timmerman	Chief Executive Officer	62	30	41,766	91,137	98,836	231,739
J. E. Addison	Senior Vice President and Chief Financial Officer	48	17	3,224	13,359	16,895	33,478
J. C. Bouknight	Senior Vice President	56	4	2,201	2,840	12,440	17,481
S. D. Burch	Senior Vice President	51	17	1,904	12,098	9,079	23,081
S. A. Byrne	Senior Vice President	49	13	3,826	24,009	21,965	49,800
K. B. Marsh	President and Chief Operating Officer	53	24	11,193	20,754	34,950	66,898
F. P. Mood, Jr.	Senior Vice President and General Counsel	71	4	2,950	1,449	16,794	21,193

*Calculated as of February 16, 2009.

Compensation Committee Report

The Human Resources Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” included herein. Based on that review and discussion, the Human Resources Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in our Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the Securities and Exchange Commission.

Mr. G. Smedes York (Chairman)
Mr. James A. Bennett
Mrs. Sharon A. Decker
Mr. D. Maybank Hagood
Mr. James M. Micali
Ms. Lynne M. Miller
Mr. James W. Roquemore
Mr. Maceo K. Sloan

SUMMARY COMPENSATION TABLE

The following table summarizes information about compensation paid or accrued during 2008, 2007 and 2006 to our Chief Executive Officer, our Chief Financial Officer and our three next most highly compensated executive officers during 2008. (As noted in the Compensation Discussion and Analysis, we refer to these persons as our Named Executive Officers.)

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	2008	$1,094,985	$186,830	$4,614,170	-	$467,075	$334,694	$123,448	$6,821,202
W. B. Timmerman, Chief Executive Officer	2007 2006	$1,043,408 $1,002,700	$177,956 $170,459	$1,761,331 $301,759	- -	$444,890 $426,148	$330,605 $274,724	$121,481 $73,629	$3,879,671 $2,249,419
J. E. Addison, Senior Vice President Chief Financial Officer	2008 2007 2006	$385,048 $303,846 $278,990	$46,891 $36,600 $27,916	$715,936 $252,274 $37,505	- - -	$117,229 $91,500 $69,789	$43,676 $41,300 $21,981	$56,538 $29,242 $30,091	$1,365,318 $754,762 $466,272
K. B. Marsh, President and Chief Operating Officer	2008 2007 2006	$577,692 $548,115 $516,183	$75,400 $71,500 $66,916	$1,630,379 $613,229 $106,749	- - -	$188,500 $178,750 $167,290	$100,108 $113,085 $59,934	$55,229 $53,730 $63,816	$2,627,309 $1,578,409 $980,888
	2008	$443,077	$53,400	$1,022,834	-	$133,500	$56,283	$43,470	$1,752,564
S. A. Byrne, Senior Vice President	2007 2006	$418,492 $400,400	$50,400 $48,048	$375,124 $66,274	- -	$126,000 $120,120	$62,519 $40,226	$42,093 $45,550	$1,074,628 $720,618
F. P. Mood, Jr., Senior Vice President and General Counsel	2008 2007 2006	$388,462 $368,462 $350,000	$42,900 $37,000 $35,000	$779,336 $285,537 $50,033	- - -	$107,250 $92,500 $87,500	$54,276 $49,607 $59,582	$37,836 $37,465 $41,051	$1,410,060 $870,571 $623,166

(1)
Discretionary bonus awards as permitted under the 2008 Short-Term Annual Incentive Plan, which are discussed in further detail under “— Compensation Discussion and Analysis — Short-Term Annual Incentive Plan — Discretionary Bonus Award.”

(2)
The information in this column relates to performance share and restricted stock awards (liability awards) under the Long-Term Equity Compensation Plan. This plan is discussed under “— Compensation Discussion and Analysis — Long-Term Equity Compensation Plan.” The figures for 2008 reflect accruals for all three performance plan cycles which were in operation during that year. The amounts in this column are the dollar amounts recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). The assumptions made in valuation of stock awards are set forth in Note 3 to our audited financial statements for the year ended December 31, 2008, which are included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA in Part II above.

The 2006 information in this column also reflects the amounts recognized for financial reporting purposes in accordance with SFAS 123(R). However, amounts reported in this column for 2006 do not reflect the reversal in 2006 of previously expensed portions of awards to the extent those expenses had been recorded in periods prior to 2006. As such, the figures for 2006 reflect only the accrual of costs in 2006 related to the 2006-2008 plan cycle.

(3)
Payouts under the 2008 Short-Term Annual Incentive Plan, based on our achieving our business objectives and our Named Executive Officers’ achieving their individual financial and strategic objectives, as discussed in further detail under “— Compensation Discussion and Analysis — Short-Term Annual Incentive Plan.”

(4)
The aggregate change in the actuarial present value of each Named Executive Officer’s accumulated benefits under SCANA’s Retirement Plan and Supplemental Executive Retirement Plan from December 31, 2007 to December 31, 2008, determined using interest rate and mortality rate assumptions consistent with those used in our financial statements. These plans are discussed under “— Compensation Discussion and Analysis — Retirement and Other Benefit Plans,” “— Defined Benefit Retirement Plan,” “— Supplemental Executive Retirement Plan,” “ — Potential Payments Upon Termination or Change in Control,” “— Potential Payments Upon Termination or Change in Control — Retirement Benefits —Supplemental Executive Retirement Plan.”

(5)
All other compensation paid to each Named Executive Officer, including company contributions to the 401(k) Plan and the Executive Deferred Compensation Plan, tax reimbursements with respect to perquisites or other personal benefits, life insurance premiums on policies owned by Named Executive Officers, and perquisites that exceeded $10,000 in aggregate for any Named Executive Officer. For 2008, the Company contributions to defined contribution plans were as follows: Mr. Timmerman $102,829; Mr. Addison $29,900; Mr. Marsh $49,538; Mr. Byrne $37,053; and Mr. Mood $30,772.  For 2008, tax reimbursements with respect to perquisites or other personal benefits were as follows: Mr. Timmerman $128; Mr. Addison $1,607; and Mr. Byrne $388.    Perquisites exceeded $10,000 for each of Mr. Timmerman and Mr. Addison. Mr. Timmerman’s All Other Compensation includes perquisites of $11,575 consisting of expenses related to the Company provided medical examination, financial planning services, maintenance and monitoring of residential security systems, and travel expenses associated with his spouse occasionally accompanying him on business travel.  Mr. Addison’s All Other Compensation includes perquisites of $15,603 consisting of expenses related to the Company provided medical examination, financial planning services, maintenance and monitoring of residential security systems, and personal travel on the Company plane for medical care.  Life insurance premiums on policies owned by the Named Executive Officers did not exceed $10,000 for any Named Executive Officer.

(6)
This column includes not only compensation actually received in 2008, but also accruals for compensation that could be paid in 2010 and 2011 if performance criteria under the 2007-2009 and 2008-2010 performance periods under the Long-Term Equity Compensation Plan are met.  Total compensation represented in this column that was actually received by each Named Executive Officer for 2008 (including amounts accrued in earlier years) and compensation accrued for possible payment in future years are as follows:  Mr. Timmerman, $4,676,832 ($2,705,147 of the amount in column (e) represents accruals for compensation that may be paid, if at all, in 2010 and 2011);  Mr. Addison, $956,345 ($478,670 of the amount in column (e) represents accruals for compensation that may be paid, if at all, in 2010 and 2011);  Mr. Marsh, $1,875,657 ($955,052 of the amount in column (e) represents accruals for compensation that may be paid, if at all, in 2010 and 2011);  Mr. Byrne, $1,272,157 ($603,567 of the amount in column (e) represents accruals for compensation that may be paid, if at all, in 2010 and 2011); and Mr. Mood, $1,040,230 ($462,809 of the amount in column (e) represents accruals for compensation that may be paid, if at all, in 2010 and 2011).

2008 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information about each grant of an award made to a Named Executive Officer under our compensation plans during 2008.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)(4)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
W. B. Timmerman	2-14-08 2-14-08 2-14-08	$467,075	$934,150	$1,401,225	16,148	64,590	113,033	17,006	— — —	— — —	4,221,783 635,174
J. E. Addison	2-14-08 2-14-08 2-14-08	$117,229	$234,457	$351,686	3,061	12,244	21,427	3,224	— — —	— — —	800,298 120,416
K. B. Marsh	2-14-08 2-14-08 2-14-08	$188,500	$377,000	$565,500	5,681	22,725	39,769	5,983	— — —	— — —	1,485,372 223,465
S. A. Byrne	2-14-08 2-14-08 2-14-08	$133,500	$267,000	$400,500	3,633	14,530	25,428	3,826	— — —	— — —	949,736 142,901
F. P. Mood, Jr.	2-14-08 2-14-08 2-14-08	$107,250	$214,500	$321,750	2,802	11,206	19,611	2,950	— — —	— — —	732,471 110,183

(1)
The amounts in columns (c), (d) and (e) represent the threshold, target and maximum awards that could have been paid under the 2008 Short-Term Annual Incentive Plan if performance criteria were met. Target awards were based 50% on SCANA achieving its earnings per share objectives and 50% on achieving individual performance objectives. SCANA did not meet the earnings per share objectives, but all of the Named Executive Officers met their individual strategic objectives. Accordingly, there was no payout on the earnings per share component of the award. The amounts shown in column (g) of the Summary Compensation Table, therefore, reflect the threshold payout in column (c) above (50% below target in column (d) above). A discussion of the 2008 Short-Term Annual Incentive Plan is included under “— Compensation Discussion and Analysis — Short-Term Annual Incentive Plan.” See also, “— Compensation Discussion and Analysis — Short-Term Annual Incentive Plan — Discretionary Bonus Award” for a discussion of the discretionary bonus paid under this plan.

(2)
Represents total potential future payouts of the 2008-2010 performance share awards under the Long-Term Equity Compensation Plan.  Payout of performance share awards at the end of the 2008-2010 Plan period will be dictated by SCANA’s performance against pre-determined measures of TSR and growth in GAAP-adjusted net earnings per share from operations for each year of the three-year period. Awards for the 2008 performance period have been earned at 160% of target for the TSR portion and 175% of target for the EPS portion, but will not vest until the end of the 2008-2010 cycle.

(3)
Represents restricted stock awards.  Restricted stock awards are time based and vest after three years if the Named Executive Officer is still employed by us at that date, subject to exceptions for death or disability.

(4)
A discussion of the components of the performance share and restricted stock awards is included under “— Compensation Discussion and Analysis — Long-Term Equity Compensation Plan — Components of 2008-2010 Performance Share Awards,” “— Performance Criteria for the 2008-2010 Performance Share Awards and Earned Awards for the 2008 Performance Period” and “— Restricted Stock Component of 2008-2010 Long-Term Equity Plan Grant.”

(5)
The grant date fair value of performance share awards and restricted stock awards computed in accordance with SFAS 123(R).  The value for performance share awards is based on the maximum number of shares that could be earned as shown in column (h) above.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

The following table sets forth certain information regarding equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2008.

Stock Awards
Name	Date of Grant	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)(4)
(a)		(g)	(h)	(i)	(j)
W. B. Timmerman	2-14 -2008 2-14-2008 2-15-2007	36,063 17,006 62,773	$1,283,843 $605,414 $2,234,719	75,356 — 33,774	$2,682,674 — $1,202,354
J. E. Addison	2-14 -2008 2-14-2008 2-15-2007	6,836 3,224 10,059	$243,362 $114,774 $358,100	14,286 — 5,412	$508,582 — $192,667
K. B. Marsh	2-14 -2008 2-14-2008 2-15-2007	12,688 5,983 22,262	$451,693 $212,995 $792,527	26,512 — 11,979	$943,827 — $426,452
S. A. Byrne	2-14 -2008 2-14-2008 2-15-2007	8,112 3,826 13,853	$288,787 $136,206 $493,167	16,954 — 7,452	$603,562 — $265,291
F. P. Mood, Jr.	2-14 -2008 2-14-2008 2-15-2007	6,256 2,950 10,538	$222,714 $105,020 $375,153	13,074 — 5,672	$465,434 — $201,923

(1)          The awards granted on February 14, 2008 represent performance shares and restricted stock awarded under the 2008-2010 performance cycle of the Long-Term Equity Compensation Plan that have been earned, but have not vested.  The first year of the 2008-2010 performance cycle awards were earned based on achieving SCANA TSR at the 82nd percentile and growth in SCANA GAAP-adjusted net earnings per share from operations of 7.7%, and such shares will vest on December 31, 2010 if the Named Executive Officer is still employed by us at that date, subject to exceptions for retirement, death or disability.  The restricted stock award will vest on December 31, 2010, if the Named Executive Officer is still employed by us at that date, subject to exceptions for death or disability. The awards granted on February 15, 2007 represent performance shares awarded under the 2007-2009 performance cycle of the Long-Term Equity Compensation Plan that were earned for the first two years of the cycle based on achieving SCANA TSR at the 59th  and 82nd percentiles respectively, and growth in SCANA GAAP-adjusted net earnings per share from operations of 5.8% and 7.7% respectively, and such shares will vest on December 31, 2009 if the Named Executive Officer is still employed by us at that date, subject to exceptions for retirement, death or disability.

(2)          The market value of these awards is based on the closing market price of SCANA common stock on the New York Stock Exchange on December 31, 2008 of $35.60.

(3)          The awards granted on February 14, 2008 represent performance shares and restricted stock awards remaining in the 2008-2010 performance cycle that have not been earned, and the awards granted February 15, 2007 represent performance shares remaining in the 2007-2009 performance cycle that have not been earned.  Assuming the performance criteria are met and the reported payout levels are sustained, the vesting dates of these awards would be as follows: Mr. Timmerman, 96,547 shares would vest on December 31, 2009 and 128,425 shares would vest on December 31, 2010; Mr. Addison, 15,471 shares would vest on December 31, 2009 and 24,346 shares would vest on December 31, 2010; Mr. Marsh, 34,241 shares would vest on December 31, 2009 and 45,183 shares would vest on December 31, 2010; Mr. Byrne, 21,305 shares would vest on December 31, 2009 and 28,892 shares would vest on December 31, 2010; and Mr. Mood, 16,210 shares would vest on December 31, 2009 and 22,280 shares would vest on December 31, 2010.

(4)          For the 2009 period remaining in the 2007-2009 awards, performance shares tracking against SCANA TSR (60% of target shares) are projected to result in a maximum payout. Therefore, the number of shares and payout value shown in columns (i) and (j) are based on the maximum performance measure for the 2009 TSR portion of the shares. Performance shares tracking against growth in SCANA GAAP-adjusted net earnings per share from operations (40% of target shares) for the 2009 period remaining in the 2007-2009 awards are also projected to result in a maximum payout. Therefore, the number of shares and payout value shown in columns (i) and (j) are based on the maximum performance measure for the growth in SCANA's 2009 GAAP-adjusted net earnings per share from operations portion of the shares.

For each of the 2009 and 2010 periods remaining in the 2008-2010 awards, performance shares tracking against SCANA TSR (50% of target shares) are projected to result in between target and maximum payout. Therefore, the number of shares and payout value shown in columns (i) and (j) are based on the maximum performance measure for these 2009 and 2010 TSR portions of the shares. Performance shares tracking against growth in SCANA GAAP-adjusted net earnings per share from operations (50% of target shares) for the 2009 and 2010 periods remaining in the 2008-2010 awards are projected to result in a maximum payout. Therefore, the number of shares and payout value shown in columns (i) and (j) are based on the maximum performance measure for SCANA’s growth in these 2009 and 2010 GAAP-adjusted net earnings per share from operations portions of the shares.

2008 OPTION EXERCISES AND STOCK VESTED

The following table sets forth information about exercises of stock options and stock awards that vested for each Named Executive Officer during 2008.  No options were exercised during 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(1)
(a)	(b)	(c)	(d)	(e)
W. B. Timmerman	—	—	60,416	$2,150,810
J. E. Addison	—	—	7,509	$267,320
K. B. Marsh	—	—	21,373	$760,879
S. A. Byrne	—	—	13,269	$472,376
F. P. Mood, Jr.	—	—	10,017	$356,605

(1)
Represents the portion of the 2006-2008 Performance Share Awards that vested based on SCANA achieving the earnings per share component between threshold and target and the TSR component at slightly above target.  Dollar amounts in column (e) are calculated by multiplying the number of shares shown in column (d) by the closing price of SCANA common stock on the vesting date.  In addition to the amounts above, each Named Executive Officer also received dividends on the shares listed above. These awards were paid in cash.

PENSION BENEFITS

The following table sets forth certain information relating to the Retirement Plan and Supplemental Executive Retirement Plan.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(1)(2)	Payments During Last Fiscal Year($)
(a)	(b)	(c)	(d)	(e)
W. B. Timmerman	SCANA Retirement Plan SCANA Supplemental Executive Retirement Plan	30 30	$921,452 $2,626,901	$0 $0
J. E. Addison	SCANA Retirement Plan SCANA Supplemental Executive Retirement Plan	17 17	$169,680 $112,299	$0 $0
K. B. Marsh	SCANA Retirement Plan SCANA Supplemental Executive Retirement Plan	24 24	$497,647 $509,187	$0 $0
S. A. Byrne	SCANA Retirement Plan SCANA Supplemental Executive Retirement Plan	13 13	$150,608 $253,039	$0 $0
F. P. Mood, Jr.	SCANA Retirement Plan SCANA Supplemental Executive Retirement Plan	4 4	$76,461 $117,617	$0 $0

(1)      Computed as of December 31, 2008, the plan measurement date used for financial statement reporting purposes.

(2)
Present value calculation determined using current account balances for each Named Executive Officer as of the end of 2008, based on assumed retirement at normal retirement age (specified as age 65) and other assumptions as to valuation method, interest rate, discount rate and other material factors as set forth in Note 3 to our audited financial statements for the year ended December 31, 2008, which are included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA in Part II above.

The SCANA Retirement Plan and Supplemental Executive Retirement Plan are both cash balance defined benefit plans.  SCE&G participates in these plans.  Effective January 1, 2008, the plans provide for full vesting after three years of service or after reaching age 65. All Named Executive Officers are fully vested in both plans.

Defined Benefit Retirement Plan

The SCANA Retirement Plan (the “Retirement Plan”) is a tax qualified defined benefit retirement plan. The plan uses a mandatory cash balance benefit formula for employees hired on or after January 1, 2000. Effective July 1, 2000, employees hired prior to January 1, 2000 were given the choice of remaining under the Retirement Plan’s final average pay formula or switching to the cash balance formula. All the Named Executive Officers participate under the cash balance formula of the Retirement Plan.

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

Supplemental Executive Retirement Plan

In addition to the Retirement Plan for all employees, SCANA provides a Supplemental Executive Retirement Plan (the “SERP”) for certain eligible employees, including the Named Executive Officers. The SERP is an unfunded plan that provides for benefit payments in addition to benefits payable under the qualified Retirement Plan in order to replace benefits lost in the Retirement Plan because of Internal Revenue Code maximum benefit limitations. The SERP is discussed under the caption “— Potential Payments Upon Termination or Change in Control — Retirement Benefits,” and under the caption “— Compensation Discussion and Analysis — Retirement and Other Benefit Plans.”

2008 NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth information with respect to the Executive Deferred Compensation Plan:

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(1)
(a)	(b)	(c)	(d)	(e)	(f)
W. B. Timmerman	$91,685	$89,029	($219,896)	$0	$2,997,060
J. E. Addison	$17,810	$16,493	($34,164)	$0	$367,312
K. B. Marsh	$61,295	$35,738	($435,964)	$0	$877,663
S. A. Byrne	$24,338	$23,253	($48,607)	$0	$520,929
F. P. Mood, Jr.	$138,811	$17,452	($99,645)	$0	$166,354

(1)
The amounts reported in columns (b) and (c) are reflected in columns (c) and (i), respectively, of the Summary Compensation Table.  No amounts in column (d) are reported, or have been previously reported, in the Summary Compensation Table as there were no above market or preferential earnings credited to any Named Executive Officer’s account.  The amounts reported in column (f) consisting of Named Executive Officer and Company contributions were previously reported in columns (c) and (i), respectively, of the 2007 and 2006 Summary Compensation Tables in the following amounts:  Mr. Timmerman, $171,810 for 2007, $106,440 for 2006; Mr. Addison, $23,406  for 2007, $26,959  for 2006;  Mr. Marsh, $67,922  for 2007, $93,806 for 2006; Mr. Byrne, $44,187 for 2007, $81,719  for 2006;  and Mr. Mood, $42,920 for 2007, and $47,100  for 2006.  For years prior to 2007, amounts would have been included in the Summary Compensation Table when required by the rules of the Securities and Exchange Commission.

Executive Deferred Compensation Plan

We have adopted SCANA’s EDCP, which is a nonqualified deferred compensation plan in which our senior executive officers, including Named Executive Officers, may participate if they choose to do so. Each participant may elect to defer up to 25% of that part of his or her eligible earnings (as defined in SCANA Corporation Stock Purchase Savings Plan, our 401(k) plan), that exceeds the limitation on compensation otherwise required under Internal Revenue Code Section 401(a)(17), without regard to any deferrals or the foregoing of compensation. For 2008, participants could defer eligible earnings in excess of $230,000. In addition, a participant may elect to defer up to 100% of any performance share award for the year under our Long-Term Equity Compensation Plan. We match the amount of compensation deferred by each participant up to 6% of the participant’s eligible earnings (excluding performance share awards) in excess of the Internal Revenue Code Section 401(a)(17) limit.

We record the amount of each participant’s deferred compensation and the amount we match in a ledger. We also credit a rate of return to each participant’s ledger account based on hypothetical investment alternatives chosen by the participant. The committee that administers the EDCP designates various hypothetical investment alternatives from which the participants may choose. Using the results of the hypothetical investment alternatives chosen, we credit each participant’s ledger account with the amount it would have earned if the account amount had been invested in that alternative. If the chosen hypothetical investment alternative loses money, the participant’s ledger account is reduced by the corresponding amount. All amounts credited to a participant’s ledger accounts continue to be credited or reduced pursuant to the chosen investment alternatives until such amounts are paid in full to the participant or his or her beneficiary. No actual investments are made. The investment alternatives are only used to generate a rate of increase (or decrease) in the ledger accounts, and amounts paid to participants are solely our obligation. In connection with this Plan, the Board has established a grantor trust (known as the “SCANA Corporation Executive Benefit Plan Trust”) for the purpose of accumulating funds to satisfy the obligations we incur under the EDCP. At any time prior to a change in control we may transfer assets to the trust to satisfy all or part of our obligations under the EDCP. Notwithstanding the establishment of the trust, the right of participants to receive future payments is an unsecured claim against us. The trust has been partially funded with respect to ongoing deferrals and Company matching funds since October 2001.

In 2008, the Named Executive Officers’ ledger accounts were credited with earnings (or losses) based on the following hypothetical investment alternatives and rates of returns:

Merrill Lynch Retirement Preservation Trust (+4.50%); PIMCO Total Return (+4.60%); Dodge & Cox Common Stock (-43.31%); American Century Inc. & Growth Adv. (-34.81%); INVESCO 500 Index Trust (-37.20%); American Funds Growth Fund of America (-38.88%); T. Rowe Price Mid Cap Value (-34.57%); Times Square Mid Cap Growth Fund (-33.91%); RS Partners (-38.63%); Vanguard Explorer (-40.40%); American Funds Europacific Growth (-40.53%); SCANA Corporation Stock (-11.34%); Vanguard Target Retirement Income (-10.93%); Vanguard Target Retirement 2005 (-15.82%); Vanguard Target Retirement 2015 (-24.06%); Vanguard Target Retirement 2025 (-30.05%); Vanguard Target Retirement 2035 (-34.66%); Vanguard Target Retirement 2045 (-34.56%).

The measures for calculating interest or other plan earnings are based on the investments chosen by the manager of each investment vehicle, except the SCANA Corporation Stock, the earnings of which are based on the value of SCANA common stock.

The hypothetical investment alternatives may be changed at any time on a prospective basis by the participants in accordance with the telephone, electronic, and written procedures and forms adopted by the committee for use by all participants on a consistent basis.

Participants may elect the deferral period for each separate deferral made under the plan.  Participants may elect to defer payment of eligible earnings or performance share awards until their termination of employment or until a date certain prior to termination of employment.  Any post-2004 deferrals and hypothetical earnings thereon must be payable at the same date certain if the date certain payment alternative is chosen.  In accordance with procedures established by the Committee, with respect to any deferrals to a date certain, a participant may request that the Committee approve an additional deferral period of at least 60 months as to any post-2004 deferrals and hypothetical earnings thereon, or at least 12 months as to any pre-2005 deferrals and hypothetical earnings thereon.  The request must be made at least 12 months before the expiration of the date certain deferral period for which an additional deferral period is being sought.  Notwithstanding a participant’s election of a date certain deferral period or any modification thereof as discussed above, deferred amounts will be paid, or begin to be paid as soon as practicable after the earliest to occur of participant’s death, termination of employment, or, with respect to pre-2005 deferrals and hypothetical earnings thereon, disability.  “Termination of employment” is defined by the EDCP as any termination of the participant’s employment relationship with us and any of our affiliates, and, with respect to post-2004 deferrals and hypothetical earnings thereon, the participant’s separation from service from us and our affiliates as determined under Internal Revenue Code Section 409A and the guidelines issued thereunder.

Participants also elect the manner in which their deferrals and hypothetical earnings thereon will be paid.  For amounts earned and vested after January 1, 2005, distribution and withdrawal elections are subject to Internal Revenue Code Section 409A.  All amounts payable at a date certain prior to participant’s termination of employment, death, or, with respect to pre-2005 deferrals and hypothetical earnings thereon, disability, must be paid in the form of a single cash payment.  Payments made after termination of employment, death, or, with respect to pre-2005 deferrals and hypothetical earnings thereon, disability, will also be paid in the form of a single cash payment.  Instead of a single cash payment, a participant may, however, elect to have all amounts payable as a result of termination of employment after attainment of age 55, death while employed and after attainment of age 55, or, with respect to pre-2005 deferrals and hypothetical  earnings thereon, termination of employment due to disability, paid in the form of annual installments over a period not to exceed five years with respect to post-2004 deferrals and hypothetical earnings thereon or 15 years with respect to pre-2005 deferrals and hypothetical earnings thereon.

Payments as a result of a separation from service of post-2004 deferrals and hypothetical earnings thereon to persons who are “specified employees” under our procedure adopted in accordance with Internal Revenue Code Section 409A and guidance thereunder (certain officers and executive officers) must be deferred until the earlier of (i) the first day of the seventh month following the participant’s separation from service or (ii) the date of the participant’s death.

A participant may request and receive, with the approval of the Committee, an acceleration of the payment of some or all of the participant’s ledger account due to severe financial hardship as the result of certain extraordinary and unforeseeable circumstances arising as a result of events beyond the individual’s control. With respect to pre-2005 deferrals and hypothetical earnings thereon, a participant may also obtain a single lump sum payment of this ledger account on an accelerated basis by forfeiting 10% of the amount accelerated or by making the election, not less than 12 months prior to the date on which the accelerated payment is to be made, to accelerate the payment to a date not less than 12 months before the payment otherwise would be made. Additionally, the plan provides for the acceleration of payments following a change in control of our Company. The change in control provisions are discussed under “— Potential Payments Upon Termination or Change in Control — Change in Control Arrangements.”

Potential Payments Upon Termination or Change in Control

Change in Control Arrangements

Triggering Events for Payments under the Key Executive Severance Benefits Plan and the Supplementary Key Executive Severance Benefits Plan

We have adopted the SCANA Corporation Key Executive Severance Benefits Plan and the SCANA Corporation Supplementary Key Executive Severance Benefits Plan, which provide for payments to our senior executive officers in connection with a change in control of our Company. The Key Executive Severance Benefits Plan (the “Severance Plan”) provides for payment of benefits in a lump sum immediately upon a change in control unless the plan has been terminated prior to the change in control. This plan is designed to provide for benefits in the event of a change in control that our Board deems to be hostile. In the event of a change in control that our Board deems to be friendly, we anticipate that the Board would terminate the Severance Plan prior to the change in control. If the Severance Plan is terminated, the Supplementary Key Executive Severance Benefits Plan (the “Supplementary Severance Plan”) would provide for payment of benefits if, within 24 months after the change in control, we terminate a senior executive officer’s employment without just cause or if the senior executive officer terminates his or her employment for good reason.

Our change in control plans are intended to advance the interests of our Company by providing highly qualified executives and other key personnel with an assurance of equitable treatment in terms of compensation and economic security and to induce continued employment with the Company in the event of certain changes in control. We believe that an assurance of equitable treatment will enable valued executives and key personnel to maintain productivity and focus during a period of significant uncertainty inherent in change in control situations. We also believe that compensation plans of this type aid the Company in attracting and retaining the highly qualified professionals who are essential to our success. The structure of the plans, and the benefits which might be paid in the event of a change in control, are reviewed as part of the Human Resources Committee’s annual review of tally sheets for each senior executive officer. The Human Resources Committee has reviewed the structure of the plans and the overall compensation that might be due pursuant to those plans as part of its discussions of plan amendments required to comply with Section 409A.

Both plans provide that a “change in control” will be deemed to occur under the following circumstances:

·      if any person or entity becomes the beneficial owner, directly or indirectly, of 25% or more of the combined voting power of the outstanding shares of SCANA common stock;

·      if, during a consecutive two-year period, a majority of our directors cease to be individuals who either (i) were directors on the Board at the beginning of such period, or (ii) became directors after the beginning of such period but whose election by the Board, or nomination for election by our shareholders, was approved by at least two-thirds of the directors then still in office who either were directors at the beginning of such period, or whose election or nomination for election was previously so approved;

·      if SCANA shareholders approve (i) a merger or consolidation of SCANA with another corporation (except a merger or consolidation in which SCANA’s outstanding voting shares prior to such transaction continue to represent at least 80% of the combined voting power of the surviving entity’s outstanding voting shares after such transaction), (ii) a plan of complete liquidation of SCANA, or (iii) an agreement to sell or dispose of all or substantially all of SCANA’s assets; or

·      if SCANA shareholders approve a plan of complete liquidation, or sale or disposition of, South Carolina Electric & Gas
       Company, Carolina Gas Transmission Corporation  (f/k/a South Carolina Pipeline Corporation) or any of SCANA’s other subsidiaries that the Board designates to be a material subsidiary. (This last provision would constitute a change in control only with respect to participants exclusively assigned to the affected subsidiary.)

As noted above, benefits under the Supplementary Severance Plan would be triggered if we terminated the Severance Plan prior to a change in control, and, within 24 months after the change in control, we terminated the senior executive officer’s employment without just cause or if the senior executive officer terminated his or her employment for good reason. Under the plan, we would be deemed to have “just cause” for terminating the employment of a senior executive officer if he or she:

·      willfully and continually failed to perform his or her duties after we made demand for substantial performance;

·      willfully engaged in conduct that is materially injurious to us; or

·      were convicted of a felony or certain misdemeanors.

A senior executive officer would be deemed to have “good reason” for terminating his or her employment if, after a change in control, without his or her consent, any one or more of the following occurred:

·      a material diminution in his or her base salary;

·      a material diminution in his or her authority, duties, or responsibilities;

·      a material diminution in the authority, duties, or responsibilities of the supervisor to whom he or she is required to report, including a requirement that he or she report to one of our officers or employees instead of reporting directly to the Board;

·      a material diminution in the budget over which he or she retains authority;

·      a material change in the geographic location at which he or she must perform the services; and

·      any other action or inaction that constitutes a material breach by us of the agreement under which he or she provides services.

Potential Benefits Payable

The benefits we would be required to pay our senior executive officers under the Severance Plan immediately upon a change in control are as follows:

·      an amount intended to approximate three times the sum of: (i) his or her annual base salary (before reduction for certain pre-tax deferrals) plus (ii) his or her full targeted annual incentive award, in each case as in effect for the year in which the change in control occurs;

·      if the participant’s benefit under the SERP is determined using the final average pay formula under the Retirement Plan, an amount equal to the present lump sum value of the actuarial equivalent of his or her accrued benefit under the Retirement Plan and the SERP through the date of the change in control, calculated as though he or she had attained age 65 and completed 35 years of benefit service as of the date of the change in control, and as if his or her final average earnings under the Retirement Plan equaled the amount determined after applying cost-of-living increases to his or her  annual base salary from the date of the change in control until the date he or she would reach age 65, and without regard to any early retirement or other actuarial reductions otherwise provided in any such plan   (this benefit will be offset by the actuarial equivalent of the participant’s benefit provided by the Retirement Plan and the Participant’s benefit under the SERP);

·      if the participant’s benefit under the SERP is determined using the cash balance formula under the Retirement Plan, an amount equal to the present value as of the date of the change in control of his or her accrued benefit, if any, under our SERP, determined prior to any offset for amounts payable under the Retirement Plan, increased by the present value of the additional projected pay credits and periodic interest credits that would otherwise accrue under the plan (based on the plan’s actuarial assumptions) assuming that he or she remained employed until reaching age 65, and reduced by his or her cash balance account under the Retirement Plan, and further reduced by an amount equal to his or her benefit under the SERP; and

·      an amount equal to the projected cost for medical, long-term disability and certain life insurance coverage for three years following the change in control as though he or she had continued to be our employee.

In addition to the benefits above, immediately upon a change in control prior to which we had not terminated the Severance Plan (unless their agreements with us provide otherwise), our senior executive officers would also be entitled to benefits under our other plans in which they participate as follows:

·      a benefit distribution of all amounts (or remaining amounts) of pre-2005 deferrals and hypothetical earnings thereon held in each participant’s EDCP ledger account as of the date of the change in control;

·      a benefit distribution under the Long-Term Equity Compensation Plan equal to 100% of the target performance share award for all performance periods not completed as of the date of the change in control, if any;

·      a benefit distribution under the Short-Term Annual Incentive Plan equal to 100% of the target award in effect as of the date of the change in control;

·      any amounts previously earned, but not yet paid, under the terms of any of our other plans or programs; and

·      under the Long-Term Equity Compensation Plan and related agreements, all nonqualified stock options awarded and non-vested target performance shares would become immediately exercisable or vested and remain exercisable throughout their original term or, in the case of performance shares, vested and payable within 30 days of the change in control.

Whether or not we have terminated the Severance Plan, if the change in control constitutes a permitted change of control distribution event under Internal Revenue Code Section 409A, post-2004 deferrals and hypothetical earnings thereon held in participants’ EDCP ledger accounts as of the date of the change in control will also become immediately due and payable.

Under the Supplementary Severance Plan, if, within 24 calendar months after a change in control, we terminate the employment of a senior executive officer without just cause, or if a senior executive officer terminates his or her employment for good reason, such senior executive officer would also be entitled to all of the benefits described above. In addition, interest would be paid on the benefits payable under the EDCP at a rate equal to the sum of the prime interest rate as published in the Wall Street Journal on the most recent publication date prior to the date of the change in control plus 3%, calculated through the end of the month preceding the month in which the benefits are distributed. Any amounts payable under the Supplementary Severance Plan would be reduced by all amounts, if any, received under the Severance Plan.

In addition, benefit distributions to senior executive officers under the Severance Plan, the Supplementary Severance Plan, the performance share award portion of our Long-Term Equity Compensation Plan, and any other compensation plan or arrangement would also include payment of an amount (a “gross-up payment”) reimbursing him or her for the amount of anticipated excise tax imposed under Section 4999 of the Internal Revenue Code (or any similar tax) on such benefits and the gross-up payment, and any income, federal Medicare taxes and any additional excise taxes due with respect to the gross-up payment.

Calculation of Benefits Potentially Payable to our Named Executive Officers if a Triggering Event had Occurred as of December 31, 2008

Severance Plan

If we had been subject to a change in control as of December 31, 2008, and the Severance Plan had not been terminated, our Named Executive Officers would have been immediately entitled to the benefits outlined below.

Mr. Timmerman would have been entitled to the following: an amount equal to three times his 2008 base salary and target short-term incentive award — $6,099,450; an amount equal to the excess payable under the SERP as calculated under the assumptions described above — $533,485; an amount equal to insurance continuation benefits for three years — $40,722; an amount equal to the value of 100% of his target performance shares under the Long-Term Equity Compensation Plan — $4,704,042; an amount equal to the value of 100% of his restricted stock under the Long-Term Equity Compensation Plan — $605,414; and anticipated excise tax and gross-up payment — $5,005,501. The total value of these change in control benefits would have been $16,988,614. In addition, Mr. Timmerman would have been paid amounts previously earned, but not yet paid, as follows: 2008 actual short-term annual incentive award — $653,905; 2008 actual long-term equity award — $2,469,806; EDCP account balance — $2,997,060; SERP and Retirement Plan account balances — $3,693,172; vacation accrual — $25,362; as well as his 401(k) Plan account balance.

Mr. Addison would have been entitled to the following: an amount equal to three times his 2008 base salary and target short-term incentive award — $1,940,871; an amount equal to the excess payable under the SERP as calculated under the assumptions described above — $709,059; an amount equal to insurance continuation benefits for three years — $75,240; an amount equal to the value of 100% of his target performance shares under the Long-Term Equity Compensation Plan — $821,221; an amount equal to the value of 100% of his restricted stock under the Long-Term Equity Compensation Plan — $114,774; and anticipated excise tax and gross-up payment — $1,756,316. The total value of these change in control benefits would have been $5,417,481. In addition, Mr. Addison would have been paid amounts previously earned, but not yet paid, as follows: 2008 actual short-term annual incentive award — $164,120; 2008 actual long-term equity award — $306,968; EDCP account balance — $367,312; SERP and Retirement Plan account balances — $355,208; vacation accrual — $14,676; as well as his 401(k) Plan account balance.

Mr. Marsh would have been entitled to the following: an amount equal to three times his 2008 base salary and target short-term incentive award — $2,871,000; an amount equal to the excess payable under the SERP as calculated under the assumptions described above — $817,859; an amount equal to insurance continuation benefits for three years — $52,491; an amount equal to the value of 100% of his target performance shares under the Long-Term Equity Compensation Plan — $1,661,844; an amount equal to the value of 100% of his restricted stock under the Long-Term Equity Compensation Plan — $212,995;  and anticipated excise tax and gross-up payment — $2,392,913. The total value of these change in control benefits would have been $8,009,102. In addition, Mr. Marsh would have been paid amounts previously earned, but not yet paid, as follows: 2008 actual short-term annual incentive award — $263,900; 2008 actual long-term equity award — $873,728; EDCP account balance — $877,663; SERP and Retirement Plan account balances — $1,182,892; vacation accrual — $7,250; as well as his 401(k) Plan account balance.

Mr. Byrne would have been entitled to the following: an amount equal to three times his 2008 base salary and target short-term incentive award — $2,136,000; an amount equal to the excess payable under the SERP as calculated under the assumptions described above — $743,952; an amount equal to insurance continuation benefits for three years — $75,966; an amount equal to the value of 100% of his target performance shares under the Long-Term Equity Compensation Plan — $1,047,922; an amount equal to the value of 100% of his restricted stock under the Long-Term Equity Compensation Plan — $136,206; and anticipated excise tax and gross-up payment — $1,793,141. The total value of these change in control benefits would have been $5,933,187. In addition, Mr. Byrne would have been paid amounts previously earned, but not yet paid, as follows: 2008 actual short-term annual incentive award — $186,900; 2008 actual long-term equity award — $542,437; EDCP account balance — $520,929; SERP and Retirement Plan account balances — $502,694; vacation accrual — $11,125; as well as his 401(k) Plan account balance.

Mr. Mood would have been entitled to the following: an amount equal to three times his 2008 base salary and target short-term incentive award — $1,813,500; an amount equal to the excess payable under the SERP as calculated under the assumptions described above — $0; an amount equal to insurance continuation benefits for three years — $57,627; an amount equal to the value of 100% of his target performance shares under the Long-Term Equity Compensation Plan — $802,673; an amount equal to the value of 100% of his restricted stock under the Long-Term Equity Compensation Plan — $105,020;  and anticipated excise tax and gross-up payment — $1,270,909. The total value of these change in control benefits would have been $4,049,729. In addition, Mr. Mood would have been paid amounts previously earned, but not yet paid, as follows: 2008 actual short-term annual incentive award — $150,150; 2008 actual long-term equity award — $409,495; EDCP account balance — $166,354; SERP and Retirement Plan account balances — $194,078; vacation accrual — $563; as well as his 401(k) Plan account balance.

In addition to the foregoing benefits, all option and stock awards set forth in the 2008 Outstanding Equity Awards at Fiscal Year-End Table would have vested for each Named Executive Officer.

Supplementary Severance Plan

If (i) we had been subject to a change in control in the past 24 months, (ii) the Severance Plan had been terminated prior to the change in control, and (iii) as of December 31, 2008, either we had terminated the employment of any of our Named Executive Officers without just cause or they had terminated their employment for good reason, such terminated Named Executive Officer would have been immediately entitled to all of the benefits outlined above, together with interest, calculated as outlined above under “— Potential Benefits Payable,” on his EDCP account balance.  The actual amount of any such additional payment would depend upon the date on which employment of the Named Executive Officer terminated subsequent to the change in control.

Retirement Benefits

Supplemental Executive Retirement Plan

The SERP is an unfunded nonqualified deferred compensation plan. The SERP was established for the purpose of providing supplemental retirement income to certain of our employees, including the Named Executive Officers, whose benefits under the Retirement Plan are limited in accordance with the limitations imposed by the Internal Revenue Code on the amount of annual retirement benefits payable to employees from qualified pension plans or on the amount of annual compensation that may be taken into account for all qualified plan purposes, or by certain other design limitations on determining compensation under the Retirement Plan.

Subject to the terms of the SERP, a participant becomes eligible to receive benefits under the SERP upon termination of his or her employment with us (or at such later date as may be provided in a participant’s agreement with us), if the participant has become vested in his or her accrued benefit under the Retirement Plan prior to termination of employment. However, if a participant is involuntarily terminated following or incident to a change in control and prior to becoming fully vested in his or her accrued benefit under the Retirement Plan, the participant will automatically become fully vested in his benefit under the SERP and a benefit will be payable under the SERP. The term “change in control” has the same meaning in the SERP as in the Severance Plan and the Supplementary Severance Plan. See the discussion under “— Change in Control Arrangements.”

The amount of any benefit payable to a participant under the SERP will depend upon whether the participant’s benefit under the SERP is determined using the final average pay formula under the Retirement Plan or the cash balance formula under the Retirement Plan.  Unless otherwise provided in a participant agreement, the amount of any SERP benefit payable pursuant to the SERP to a participant whose benefit is determined using the final average pay formula under the Retirement Plan will be determined at the time the participant first becomes eligible to receive benefits under the SERP and will be equal to the excess, if any, of:

·      the monthly pension amount that would have been payable at normal retirement age or, if applicable, delayed retirement age under the Retirement Plan (as such terms are defined under the Retirement Plan), to the participant determined based on his or her compensation and disregarding the Internal Revenue Code limitations and any reductions due to the participant’s deferral of compensation under any of our nonqualified deferred compensation plans (other than the SERP), over

·      the monthly pension amount payable to the participant at normal retirement age or, if applicable, delayed retirement age under the Retirement Plan.

The calculation of this benefit assumes that payment is made to the participant at normal retirement age or, if applicable, delayed retirement age under the Retirement Plan, and is calculated using the participant’s years of benefit service and final average earnings as of the date of the participant’s termination of employment.

Unless otherwise provided in a participant agreement, the amount of any benefit payable pursuant to the SERP as of any determination date to a participant whose SERP benefit is determined using the cash balance formula under the Retirement Plan will be equal to:

·      the benefit that otherwise would have been payable under the Retirement Plan as of the determination date, based on his or her compensation and disregarding the Internal Revenue Code limitations, minus

·      the Participant’s benefit determined under the Retirement Plan as of the determination date.

For purposes of the SERP, “compensation” is defined as determined under the Retirement Plan, without regard to the limitation under Section 401(a)(17) of the Internal Revenue Code, including any amounts of compensation otherwise deferred under any non-qualified deferred compensation plan (excluding the SERP).

The benefit payable to a participant under the SERP will be paid, or commence to be paid, as of the first day of the calendar month following the date the participant first becomes eligible to receive a benefit under the SERP (the “payment date”).  The form of payment upon distribution of benefits under the SERP will depend upon whether the benefit constitutes a “grandfathered benefit” or a “non-grandfathered benefit.”  For purposes of the SERP, “grandfathered benefit” means the vested portion of the benefit payable under the SERP assuming the participant’s determination date is December 31, 2004, increased with interest credits (for a participant whose benefit under the SERP is determined using the cash balance formula under the Retirement Plan) and earnings (for a participant whose benefit under the SERP is determined using the final average pay formula under the Retirement Plan) at the rates determined under the Retirement Plan through any later determination date.  A participant’s grandfathered benefit is governed by the terms of the SERP in effect as of October 3, 2004 and will be determined in a manner consistent with Internal Revenue Code Section 409A and the guidance thereunder. “Non-grandfathered benefit” means the portion of the benefit payable under the SERP that exceeds the grandfathered benefit.

With respect to grandfathered benefits, the participant may elect, in accordance with procedures we establish, to receive a distribution of such grandfathered benefit in either of the following two forms of payment:

·      a single sum distribution of the value of the participant’s grandfathered benefit under the SERP determined as of the last day of the month preceding the payment date; or

·      a lifetime annuity benefit with an additional death benefit payment as follows: a lifetime annuity that is the actuarial equivalent of the participant’s single sum amount which provides for a monthly benefit payable for the participant’s life, beginning on the payment date. In addition to this life annuity, commencing on the first day of the month following the participant’s death, his or her designated beneficiary will receive a benefit of 60% of the amount of the participant’s monthly payment continuing for a 15 year period. If, however, the beneficiary dies before the end of the 15 year period, the lump sum value of the remaining monthly payments of the survivor benefit will be paid to the beneficiary’s estate. The participant’s life annuity will not be reduced to reflect the “cost” of providing the 60% survivor benefit feature. “Actuarial equivalent” is defined by the SERP as equality in value of the benefit provided under the SERP based on actuarial assumptions, methods, factors and tables that would apply under the Retirement Plan under similar circumstances.

With respect to non-grandfathered benefits, a participant whose benefit under the SERP is determined using the final average pay formula under the Retirement Plan will receive a distribution of his or her benefit under the SERP as a single sum distribution equal to the actuarial equivalent present value (at the date of the participant’s termination of employment) of the participant’s SERP benefit determined as of normal retirement age, reflecting any terms under the Retirement Plan applicable to early retirement benefits if the participant is eligible for such early retirement benefits.

Except as otherwise provided below, a participant whose benefit under the SERP is determined using the cash balance formula under the Retirement Plan had the opportunity to elect on or before January 1, 2009 to receive a distribution of his non-grandfathered benefit in one of the following forms of payment:

·      a single sum distribution of the value of the participant’s non-grandfathered benefit determined as of the last day of the month preceding the payment date;

·      an annuity for the participant’s lifetime that is the actuarial equivalent of the participant’s single sum amount, and that commences on the payment date; or

·      an annuity that is the actuarial equivalent of the participant’s single sum amount, that commences on the payment date, and that provides payments for the life of the participant and, upon his or her death, continues to pay an amount equal to 50%, 75% or 100% (as elected by the participant prior to benefit commencement) of the annuity payment to the contingent annuitant designated by the participant at the time the election is made.

A participant whose benefit under the SERP is determined using the cash balance formula under the Retirement Plan who first becomes an eligible employee after 2008, and who was not eligible to participate in the EDCP before becoming eligible to participate in the SERP, may elect at any time during the first 30 days following the date he becomes an eligible employee to receive a distribution of his non-grandfathered benefit in one of the forms specified above.

Participants whose benefits under the SERP are determined using the cash balance formula under the Retirement Plan will receive distributions under the SERP as follows:

·      If a participant has terminated employment before attaining age 55, the participant’s non-grandfathered benefit will be paid in the form of a single sum distribution of the value of the participant’s non-grandfathered benefit determined as of the last day of the month preceding the payment date.

·      If a participant has terminated employment after attaining age 55, and the value of the participant’s non-grandfathered benefit does not exceed $100,000 at the time of such termination of employment, such benefit shall be paid in the form of a single sum distribution of the value of the participant’s non-grandfathered benefit determined as of the last day of the month preceding the payment date.

·      In the absence of an effective election, and assuming that the provisions in the two bullet points immediately above do not apply, non-grandfathered SERP benefits owed to the participant will be paid in the form of an annuity for the participant’s lifetime that is the actuarial equivalent of the participant’s single sum amount, and that commences on the payment date.

A participant who elects, or is deemed to have elected, either the straight life annuity or the joint and survivor annuity described above may, in accordance with procedures established by the Committee, change his election to the other annuity option at any time prior to the payment date.

Unless otherwise provided in a participant agreement, if a participant dies on or after July 1, 2000 and before the payment date, a single sum distribution equal to the value of the participant’s benefit that otherwise would have been payable under the SERP will be paid to the participant’s designated beneficiary as soon as administratively practicable following the participant’s death.

Notwithstanding the foregoing, distribution of any non-grandfathered benefit that is made as a result of a termination of employment for a reason other than death, to persons who are “specified employees” under Internal Revenue Code Section 409A and guidance thereunder (basically, executive officers) must be deferred until the earlier of (i) the first day of the seventh month following the participant’s termination of employment or (ii) the date of the participant’s death.

Subject to the terms of any participant agreement, upon the occurrence of a change in control prior to which the Severance Plan has not been terminated, the actuarial equivalent present value of all grandfathered benefits (or remaining grandfathered benefits) owed under the SERP and each underlying participant agreement as of the date of such change in control will become immediately due and payable.  Subject to the terms of any participant agreement, upon the occurrence of a change in control that constitutes a permitted change of control distribution event under Internal Revenue Code Section 409A, regardless of whether the Severance Plan is terminated prior thereto, the actuarial equivalent present value of all non-grandfathered benefits (or remaining non-grandfathered benefits) owed under the SERP and each underlying participant agreement as of the date of such change in control will become immediately due and payable.

All SERP benefits payable upon a change in control will be paid to each participant (and his or her beneficiary) in the form of a single lump sum cash payment of the actuarial equivalent present value of all such amounts owed.  Such payments will be made as soon as practicable following the change in control. With respect to grandfathered benefits, if the Severance Plan was terminated prior to such change in control, then payment of the SERP benefits will not be accelerated and participants’ benefits will be determined under the other applicable provisions of the SERP and/or any participant agreement.  With respect to non-grandfathered benefits, if the change in control does not constitute a permitted change of control distribution event under Internal Revenue Code Section 409A, then payment of the SERP benefits will not be accelerated and participants’ benefits will be determined and paid under the otherwise applicable provisions of the SERP and/or any participant agreement.

Calculation of Benefits Potentially Payable to our Named Executive Officers Under the SERP if a Triggering Event had Occurred as of December 31, 2008

The lump sum or annuity amounts that would have been payable under the SERP to each of our Named Executive Officers if they had become eligible for benefits as of December 31, 2008 are set forth below. Also set forth below are the payments that would have been made to each Named Executive Officer’s designated beneficiary if the officer had died December 31, 2008.

For Mr. Timmerman, the lump sum amount would have been $2,734,113.  Alternatively, Mr. Timmerman could have elected to receive a lump sum of $742,645 as of December 31, 2008 and monthly payments of $12,247 commencing January 1, 2009 for the remainder of his lifetime.  In the event Mr. Timmerman had been eligible to receive benefits and had elected to receive the aforementioned monthly annuity, his designated beneficiary would have received monthly payments of $7,348 for up to 15 years upon Mr. Timmerman’s death.  If Mr. Timmerman had died December 31, 2008 before becoming eligible for benefits, his beneficiary would have been entitled to the full lump sum payment of $2,734,113.

For Mr. Addison, the lump sum amount would have been $141,462.  Alternatively, Mr. Addison could have elected to receive a lump sum of $95,403 as of December 31, 2008 and monthly payments of $218 commencing January 1, 2009 for the remainder of his lifetime.  In the event Mr. Addison had been eligible to receive benefits and had elected to receive the aforementioned monthly annuity, his designated beneficiary would have received monthly payments of $131 for up to 15 years upon Mr. Addison’s death.  If Mr. Addison had died December 31, 2008 before becoming eligible for benefits, his beneficiary would have been entitled to the full lump sum payment of $141,462.

For Mr. Marsh, the lump sum amount would have been $598,225.  Alternatively, Mr. Marsh could have elected to receive a lump sum of $287,461 as of December 31, 2008 and monthly payments of $1,590 commencing January 1, 2009 for the remainder of his lifetime.  In the event Mr. Marsh had been eligible to receive benefits and had elected to receive the aforementioned monthly annuity, his designated beneficiary would have received monthly payments of $954 for up to 15 years upon Mr. Marsh’s death.  If Mr. Marsh had died December 31, 2008 before becoming eligible for benefits, his beneficiary would have been entitled to the full lump sum payment of $598,225.

For Mr. Byrne, the lump sum amount would have been $315,129.  Alternatively, Mr. Byrne could have elected to receive a lump sum of $180,853 as of December 31, 2008 and monthly payments of $644 commencing January 1, 2009 for the remainder of his lifetime.  In the event Mr. Byrne had been eligible to receive benefits and had elected to receive the aforementioned monthly annuity, his designated beneficiary would have received monthly payments of $386 for up to 15 years upon Mr. Byrne’s death.  If Mr. Byrne had died December 31, 2008 before becoming eligible for benefits, his beneficiary would have been entitled to the full lump sum payment of $315,129.

For Mr. Mood, the lump sum amount would have been $117,617.  Mr. Mood did not have a pre-2005 balance on which to calculate an annuity benefit.  If Mr. Mood had died December 31, 2008 before becoming eligible for benefits, his beneficiary would have been entitled to the full lump sum payment of $117,617.

Executive Deferred Compensation Plan

The EDCP is described in the narrative following the 2008 Nonqualified Deferred Compensation Table.  As discussed in that section, amounts deferred under the plan are required to be paid, or begin to be paid, as soon as practicable following the earliest of a participant’s death, termination of employment, or with respect to pre-2005 deferrals and hypothetical earnings thereon, disability. All amounts payable at a date certain prior to termination of employment, death, or, with respect to pre-2005 deferrals and hypothetical earnings thereon, disability, must be paid in the form of a single cash payment.  Payments made after termination of employment, death, or, with respect to pre-2005 deferrals and hypothetical earnings thereon, disability, will also be paid in the form of a single cash payment.  Instead of a single cash payment, a participant may, however, elect to have all amounts payable as a result of termination of employment after attainment of age 55, death while employed and after attainment of age 55, or, with respect to pre-2005 deferrals and hypothetical earnings thereon, termination of employment due to disability, paid in the form of annual installments over a period not to exceed five years with respect to post-2004 deferrals and hypothetical earnings thereon or 15 years with respect to pre-2005 deferrals and hypothetical earnings thereon.  All amounts credited to a participant’s ledger account continue to be hypothetically invested among the investment alternatives until such amounts are paid in full to the participant or his or her beneficiary.

The “Aggregate Balance at Last FYE” column of the 2008 Nonqualified Deferred Compensation Table shows the amounts that would have been payable under the EDCP to each of our Named Executive Officers, as of December 31, 2008, (i) with respect to amounts payable at a date certain prior to termination of employment, death, or, as to pre-2005 deferrals and hypothetical earnings thereon, disability, and (ii) with respect to amounts payable after termination of employment, death, or, as to pre-2005 deferrals and  hypothetical earnings thereon, disability, if they had been paid using the single sum form of payment. If the Named Executive Officers instead chose payment of the deferrals in annual installments, the annual installment payments over the payment periods selected by the Named Executive Officers are estimated as set forth below: Mr. Timmerman — $599,412; Mr. Addison — $73,462; Mr. Marsh — $175,533; Mr. Byrne — $104,186; and Mr. Mood $33,271.

Discussion of Plans are Summaries Only

The discussions of our various compensation plans in this “Executive Compensation” section of this Item 11 are merely summaries of the plans and do not create any rights under any of the plans, and are qualified in their entirety by reference to the plans themselves.

DIRECTOR COMPENSATION

Board Fees

Our Board reviews director compensation every year with guidance from the Nominating Committee. In making its recommendations, the Committee is required by our Governance Principles to consider that compensation should fairly pay directors for work required in a company of SCANA’s size and scope, compensation should align directors’ interests with the long-term interests of shareholders, and the compensation structure should be transparent and easy for shareholders to understand. We also consider the risks inherent in board service. Approximately every other year, the Nominating Committee considers relevant publicly available data in making recommendations. The Committee may also consider recommendations from our Chairman and Chief Executive Officer.

Officers who are also directors do not receive additional compensation for their service as directors. Annual compensation for non-employee directors consists of the following:

·      an annual retainer of $45,000 required to be paid in shares of SCANA common stock;

·      a fee of $6,500 for attendance at regular quarterly meetings of the Board of Directors;

·      a fee of $6,000 for attendance at all-day meetings of the Board of Directors other than regular meetings;

·      a fee of $3,000 for attendance at half-day meetings of the Board of Directors other than regular meetings;

·      a fee of $3,000 for attendance at a committee meeting held on a day other than a day a regular meeting of the Board of Directors is held;

·      a fee of $300 for telephonic meetings of the Board of Directors or a committee that last fewer than 30 minutes;

·      a fee of $600 for telephonic meetings of the Board of Directors or a committee that last more than 30 minutes; and

·      reimbursement of reasonable expenses incurred in connection with all of the above.

Unless deferred at the director’s election pursuant to the terms of the SCANA Director Compensation and Deferral Plan, directors’ retainer fees are paid annually in shares of SCANA common stock, and meeting attendance and conference fees are paid in cash at such times as the Board determines.

Director Compensation and Deferral Plan

Since January 1, 2001, non-employee director compensation and related deferrals have been governed by the SCANA Director Compensation and Deferral Plan. Amounts deferred by directors in previous years under the SCANA Voluntary Deferral Plan continue to be governed by that plan. During 2008, the only director with funds associated with the Voluntary Deferral Plan was Mr. Bennett.

Under the Director Compensation and Deferral Plan, a director may make an annual irrevocable election to defer all or a portion of the annual retainer fee in a hypothetical investment in SCANA common stock, with distribution from the plan to be ultimately payable in actual shares of SCANA common stock. A director also may elect to defer all or a portion of meeting attendance and conference fees into a hypothetical investment in SCANA common stock or into a growth increment ledger which is credited with growth increments based on the prime interest rate charged from time to time by Wachovia Bank, N.A., as determined by us, with distribution from the plan to be ultimately payable in cash. Amounts payable in SCANA common stock accrue earnings during the deferral period at SCANA’s dividend rate. All dividends attributable to hypothetical shares of SCANA common stock credited to each director’s stock ledger account will be converted to additional credited shares of SCANA common stock as though reinvested as of the next business day after the dividend is paid.  Hypothetical shares do not have voting rights.  A director’s growth increment ledger will be credited on the first day of each calendar quarter, with a growth increment computed on the average balance in the director’s growth increment ledger during the preceding calendar quarter.  The growth increment will be equal to the amount in the director’s growth increment ledger multiplied by the average interest rate we select during the preceding calendar quarter times a fraction the numerator of which is the number of days during such quarter and the denominator of which is 365.  Growth increments will continue to be credited until all of a director’s benefits have been paid out of the plan.

We establish a ledger account for each director that reflects the amounts deferred on his or her behalf and deemed investment of such amounts into a stock ledger account or a growth investment ledger account.  Each ledger account will separately reflect the pre-2005 and post-2004 deferrals and hypothetical earnings thereon, and the portion of the post-2004 deferrals and hypothetical earnings thereon payable at a date certain and the portion payable when the director separates from service from the Board.  In this discussion, we refer to pre-2005 deferrals as the “pre-2005 ledger account” and to post-2004 deferrals as the “post-2004 ledger account.”

Directors may elect for payment of any post-2004 deferrals to be until the earlier of separation from service from the Board for any reason or a date certain, subject to any limitations we may choose to apply at the time of election.  If a participant does not make a payment election with respect to amounts deferred for any deferral period, such deferrals will be paid in a lump sum payment as soon as practicable after the director’s separation from service from the Board.

Subject to the acceleration provisions of the plan and Board approval with respect to pre-2005 deferrals, a director may elect an additional deferral period of at least 60 months with respect to any previously deferred amount credited to his or her post-2004 ledger account that is payable at a date certain, and an additional deferral period of at least 12 months for each separate deferral credited to his or her pre-2005 ledger account. With respect to amounts deferred until separation from service from the Board, directors may also elect a new manner of payment with respect to any previously deferred amounts, provided that, in the case of amounts credited to post-2004 ledger accounts that are payable on separation from service from the Board, payments are delayed for 60 months from the date payments would otherwise have commenced absent the election.  Directors had the opportunity to elect at any time prior to January 1, 2009 to change the deferral period (accelerate or defer) and/or method of payment with respect to any post-2004 ledger account that was not scheduled for payment in 2008, provided such change did not cause any amounts to be paid in 2008 or cause any amounts otherwise payable in 2008 to be deferred to a later year.

Amounts credited to directors’ post-2004 ledger accounts that are scheduled to be paid at a date certain will be paid in the form of a single sum payment as soon as practicable after the date certain.  With respect to amounts credited to pre-2005 ledger accounts, and amounts credited to post-2004 ledger accounts that are scheduled to be paid on separation from service from the Board,  directors must irrevocably elect (subject to certain permitted changes) to have payment made in accordance with one of the following distribution forms:

·      a single sum payment;

·      a designated number of installments payable monthly, quarterly or annually, as elected (and in the absence of an election, annually), over a specified period not in excess of 20 years; or

·      in the case of a post-2004 ledger account, payments in the form of annual installments with the first installment being a single sum payment of 10% of the post-2004 ledger account determined immediately prior to the date such payment is made with the balance of the post-2004 ledger account paid in annual installments over a total specified period not in excess of 20 years.

Such payments will be paid or commence to be paid as soon as practicable after the conclusion of the deferral period elected.

Notwithstanding any payment election made by a director:

·      payments will be paid, or begin to be paid, as soon as practicable following the director’s separation from service from the Board for any reason except as otherwise provided below;

·      if a director dies prior to the payment of all or a portion of the amounts credited to his ledger account, the balance of any amount payable will be paid in a cash lump sum to his designated beneficiaries;

·      if a director ceases to be a nonemployee director but thereafter becomes our employee, all pre-2005 ledger accounts will be paid as soon as practicable after he or she becomes our employee in a single lump sum payment and all post-2004 ledger accounts will be paid as soon as practicable after he or she has incurred a separation from service as a nonemployee director (as determined in accordance with Internal Revenue Code Section 409A);

·      if a director’s post-2004 ledger account balance is less than $100,000 ($5,000 for pre-2005 ledger accounts) at the time for payment specified, such amount will be paid in a single sum payment; and

·      in the case of any post-2004 ledger accounts that are payable on separation from service from the Board and that are subject to an additional deferral period of 60 months as a result of the modification of the manner of payment, no payment attributable to any post-2004 ledger accounts will be accelerated to a date earlier than the expiration of the 60 month period.

SCANA, at its sole discretion, may alter the timing or manner of payment of deferred amounts if the director establishes, to its satisfaction, an unanticipated and severe financial hardship that is caused by an event beyond the director’s control.  In such event, SCANA may:

·      provide that all, or a portion of, the amount previously deferred by the director immediately be paid in a lump sum cash payment,

·      provide that all, or a portion of, the installments payable over a period of time immediately be paid in a lump sum cash payment, or

·      provide for such other installment payment schedules as SCANA deems appropriate under the circumstances.

For pre-2005 ledger accounts, severe financial hardship will be deemed to have occurred in the event of the director’s or a dependent’s sudden, lengthy and serious illness as to which considerable medical expenses are not covered by insurance or relative to which there results a significant loss of family income, or other unanticipated events of similar magnitude.  For post-2004 ledger accounts, severe financial hardship will be deemed to have occurred from a sudden or unexpected illness or accident of the director or the director’s spouse, beneficiary or dependent, loss of the director’s property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the director’s control.

In the event of a change in control of SCANA, and if the Severance Plan has not been terminated prior to the change in control, the amounts (or remaining amounts) credited to each director’s pre-2005 ledger account will become immediately due and payable.  If the change in control constitutes a permitted change of control distribution event under Internal Revenue Code Section 409A, regardless of whether the Severance Plan is terminated prior thereto, the amounts (or remaining amounts) credited to each participant’s post 2004 ledger account as of the date of such change in control will become immediately due and payable.  Each such payment will be in the form of a single lump sum cash payment.  If the Severance Plan was terminated prior to such change in control, then payment of participants’ benefits with respect to pre-2005 ledger accounts will not be accelerated and such benefits will be determined and paid under the otherwise applicable provisions of the plan. If the change in control does not constitute a permitted change of control distribution event under Internal Revenue Code Section 409A, then payment of participants’ benefits with respect to post-2004 ledger accounts will not be accelerated and such benefits will be determined and paid under the otherwise applicable provisions of the plan.

During 2008, Messrs. Amick, Micali, Roquemore, Sloan, York and Ms. Miller elected to defer 100% of their compensation and earnings and Messrs. Bennett, Hagood and Stowe deferred a portion of their earnings under the Director Compensation and Deferral Plan.

Endowment Plan

Upon election to a second term, a director becomes eligible to participate in the SCANA Director Endowment Plan, which provides for SCANA to make tax deductible, charitable contributions totaling $500,000 to institutions of higher education designated by the director. The plan is intended to reinforce the commitment to quality higher education and to enhance the ability to attract and retain qualified board members. A portion is contributed upon retirement of the director and the remainder upon the director’s death. As of December 31, 2008, the present value of the obligation under the plan was $3,244,231. The plan is funded through insurance policies on the lives of the directors. The 2008 premium for such insurance was $152,339. Currently the premium estimate for 2009 is $150,098.

Designated institutions of higher education in South Carolina, North Carolina and Georgia must be approved by SCANA’s Chief Executive Officer. Institutions in other states must be approved by the Human Resources Committee. The designated institutions are reviewed on an annual basis by the Chief Executive Officer to assure compliance with the intent of the plan.

Discussions of Plans are Summaries Only

The discussions of our various plans, including the Director Compensation and Deferral Plans and the Director Endowment Plan, are merely summaries of the plans and do not create any rights under any of the plans, and are qualified in their entirety by reference to the plans themselves.

2008 DIRECTOR COMPENSATION

The following table sets forth the compensation paid to each of our non-employee directors in 2008.

					Change in
					Pension Value
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
B. L. Amick	$44,000	$45,000	-	-	-	-	$89,000
J. A. Bennett	$56,000	$45,000	-	-	-	-	$101,000
S. A. Decker	$56,000	$45,000	-	-	-	-	$101,000
D. M. Hagood	$59,000	$45,000	-	-	-	-	$104,000
W. H. Hipp	$41,000	$45,000	-	-	-	-	$86,000
J. M. Micali	$56,000	$45,000	-	-	-	-	$101,000
L. M. Miller	$56,000	$45,000	-	-	-	-	$101,000
J. W. Roquemore	$50,000	$45,000	-	-	-	-	$95,000
M. K. Sloan	$56,000	$45,000	-	-	-	-	$101,000
H. C. Stowe	$59,000	$45,000	-	-	-	-	$104,000
G. S. York	$56,000	$45,000	-	-	-	-	$101,000

(1)
The annual retainer of $45,000 is required to be paid in SCANA common stock. Shares were purchased on January 7, 2008 and January 8, 2008, at a weighted average purchase price of $42.28 in order to satisfy the retainer fee obligation.

EXHIBIT INDEX

Exhibit No.	Description

3.03
Restated Articles of Incorporation of South Carolina Electric & Gas Company, as adopted on May 3, 2001 (Filed as Exhibit 3.01 to Registration Statement No. 333-65460 and incorporated by reference herein)

3.04	Articles of Amendment effective as of the dates indicated below and filed as exhibits to the Registration Statements or Exchange Act reports set forth below and are incorporated by reference herein
	May 22, 2001	Exhibit 3.02	to Registration No. 333-65460
	June 14, 2001	Exhibit 3.04	to Registration No. 333-65460
	August 30, 2001	Exhibit 3.05	to Registration No. 333-101449
	March 13, 2002	Exhibit 3.06	to Registration No. 333-101449
	May 9, 2002	Exhibit 3.07	to Registration No. 333-101449
	June 4, 2002	Exhibit 3.08	to Registration No. 333-101449
	August 12, 2002	Exhibit 3.09	to Registration No. 333-101449
	March 13, 2003	Exhibit 3.03	to Registration No. 333-108760
	May 22, 2003	Exhibit 3.04	to Registration No. 333-108760
	June 18, 2003	Exhibit 3.05	to Registration No. 333-108760
	August 7, 2003	Exhibit 3.06	to Registration No. 333-108760
	February 26, 2004	Exhibit 3.05	to Registration No. 333-145208-01
	May 18, 2004	Exhibit 3.06	to Registration No. 333-145208-01
	June 18, 2004	Exhibit 3.07	to Registration No. 333-145208-01
	August 12, 2004	Exhibit 3.08	to Registration No. 333-145208-01
	March 9, 2005	Exhibit 3.09	to Registration No. 333-145208-01
	May 16, 2005	Exhibit 3.10	to Registration No. 333-145208-01
	June 15, 2005	Exhibit 3.11	to Registration No. 333-145208-01
	August 16, 2005	Exhibit 3.12	to Registration No. 333-145208-01
	March 14, 2006	Exhibit 3.13	to Registration No. 333-145208-01
	May 11, 2006	Exhibit 3.14	to Registration No. 333-145208-01
	June 28, 2006	Exhibit 3.15	to Registration No. 333-145208-01
	August 16, 2006	Exhibit 3.16	to Registration No. 333-145208-01
	March 13, 2007	Exhibit 3.17	to Registration No. 333-145208-01
	May 22, 2007	Exhibit 3.18	to Registration No. 333-145208-01
	June 22, 2007	Exhibit 3.19	to Registration No. 333-145208-01
	August 21, 2007	Exhibit 3.01	to Form 8-K filed August 23, 2007
	May 15, 2008	Exhibit 3.01	to Form 8-K filed May 21, 2008
	July 9, 2008	Exhibit 3.01	to Form 8-K filed July 10, 2008
	August 28, 2008	Exhibit 3.01	to Form 8-K filed August 28, 2008
3.05	Articles of Correction filed on June 1, 2001 correcting May 22, 2001 Articles of Amendment (Filed as Exhibit 3.03 to Registration Statement No. 333-65460 and incorporated by reference herein)
3.06
Articles of Correction filed on February 17, 2004 correcting Articles of Amendment for the dates indicated below and filed as exhibits to Registration Statement No. 333-145208-01 set forth below and are incorporated by reference herein

	May 7, 2001	Exhibit 3.21(a)
	May 22, 2001	Exhibit 3.21(b)
	June 14, 2001	Exhibit 3.21(c)
	August 30, 2001	Exhibit 3.21(d)
	March 13, 2002	Exhibit 3.21(e)
	May 9, 2002	Exhibit 3.21(f)
	June 4, 2002	Exhibit 3.21(g)
	August 12, 2002	Exhibit 3.21(h)
	March 13, 2003	Exhibit 3.21(i)
	May 22, 2003	Exhibit 3.21(j)
	June 18, 2003	Exhibit 3.21(k)
	August 7, 2003	Exhibit 3.21(l)
3.07	Articles of Correction dated March 17, 2006, correcting March 14, 2006 Articles of Amendment (Filed as Exhibit 3.22 to Registration Statement No. 333-145208-01 and incorporated by reference herein)
3.08
Articles of Correction dated September 6, 2006, correcting August 16, 2006 Articles of Amendment (Filed as Exhibit 3.23 to Registration Statement No. 333-145208-01 and incorporated by reference herein)

3.09	Articles of Correction dated May 20, 2008, correcting May 15, 2008 Articles of Amendment (Filed as Exhibit 3.02 to Form 8-K filed on May 21, 2008 and incorporated by reference herein)
3.11	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)
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

4.04	First Supplemental Indenture to Indenture referred to in Exhibit 4.03 dated as of June 1, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-49421 and incorporated by reference herein)
4.05	Second Supplemental Indenture to Indenture referred to in Exhibit 4.03 dated as of June 15, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-57955 and incorporated by reference herein)
*10.01
Engineering, Procurement and Construction Agreement, dated May 23, 2008, between South Carolina Electric & Gas Company, for itself and as Agent for the South Carolina Public Service Authority and a Consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended)  (Filed as Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 2008 and incorporated by reference herein)

*10.02	SCANA Executive Deferred Compensation Plan as amended and restated effective as of January 1, 2009 (Filed previously)
*10.03	SCANA Supplemental Executive Retirement Plan as amended and restated effective as of January 1, 2009 (Filed previously)
*10.04	SCANA Director Compensation and Deferral Plan as amended and restated effective as of January 1, 2009 (Filed previously)
*10.05	SCANA Executive Benefit Plan as amended and restated effective as of January 1, 2009 (Filed previously)
*10.06
SCANA Long-Term Equity Compensation Plan as amended and restated effective as of January 1, 2009 (Filed as Exhibit 4.04 to Post-Effective Amendment No. 1 to Registration Statement No. 333-37398 and incorporated by reference herein)

*10.07	SCANA Supplementary Executive Benefit Plan as amended and restated effective as of January 1, 2009 (Filed previously)
*10.08	SCANA Short-Term Annual Incentive Plan as amended and restated effective as of January 1, 2009 (Filed previously)
*10.09	SCANA Key Executive Severance Benefits Plan as amended and restated effective as of January 1, 2009 (Filed previously)
*10.10	SCANA Supplementary Key Executive Severance Benefits Plan as amended and restated effective as of January 1, 2009 (Filed previously)
*10.11	Description of SCANA Whole Life Option (Filed as Exhibit 10-F for the year ended December 31, 1991, under cover of Form SE, Filed No. 1-8809 and incorporated by reference herein)
10.12	Service Agreement between SCE&G and SCANA Services, Inc., effective January 1, 2004 (Filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein)
12.02	Statement Re Computation of Ratios (Filed previously)
23.02	Consents of Experts and Counsel (Consent of Independent Registered Public Accounting Firm) (Filed previously)
24.01	Power of Attorney (Filed previously)
31.03	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.04	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
32.03	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.04	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

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

Date: March 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to the registrant and any subsidiaries or consolidated affiliates thereof.

/s/W. B. Timmerman
W. B. Timmerman, Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/J. E. Addison
J. E. Addison, Senior Vice President
and Chief Financial Officer

(Principal Financial Officer)

/s/J. E. Swan, IV
J. E. Swan, IV, Controller
(Principal Accounting Officer)

Other Directors*:

B. L. Amick, L. M. Miller, J. A. Bennett, J. W. Roquemore, S. A. Decker, M. K. Sloan, D. M. Hagood, H. C. Stowe, W. H. Hipp, G. S. York, J. M. Micali

*Signed on behalf of each of these persons by Francis P. Mood, Jr., Attorney-in-Fact

Date: March 9, 2009