Form 10-Q
period 2009-03-31
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2009-05-08
CIK 91882, 754737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
SCANA Corporation Yes ☒ No ☐   South Carolina Electric & Gas Company Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).
SCANA Corporation Yes ☐ No ☐ South Carolina Electric & Gas Company Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

SCANA Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐
South Carolina Electric & Gas Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No  ☒    South Carolina Electric & Gas Company Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at April 30, 2009
SCANA Corporation	Without Par Value	121,822,695
South Carolina Electric & Gas Company	$4.50 Par Value	40,296,147 (a)
(a)Owned beneficially and of record by SCANA Corporation.

This combined Form 10-Q is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other company.

MARCH 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements included in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements concerning key earnings drivers, customer growth, environmental regulations and expenditures, leverage ratio, projections for pension fund contributions, financing activities, access to sources of capital, impacts of the adoption of new accounting rules and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other similar terminology. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following:

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

 (7)        the results of short- and long-term financing efforts, including future prospects for obtaining access to capital markets and other sources of liquidity;

 (8)        changes in SCANA’s or its subsidiaries’ accounting rules and accounting policies;

 (9)        the effects of weather, including drought, especially in areas where the generation and transmission facilities of SCANA and its subsidiaries are located and in areas served by SCANA’s subsidiaries;

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

SCANA CORPORATION
FINANCIAL SECTION

 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
Millions of dollars	2009	2008
Assets

Utility Plant In Service	$10,514	$10,433
Accumulated Depreciation and Amortization	(3,199)	(3,146)
Construction Work in Progress	815	711
Nuclear Fuel, Net of Accumulated Amortization	83	77
Acquisition Adjustments	230	230
Utility Plant, Net	8,443	8,305

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $99 and $94	215	194
Assets held in trust, net-nuclear decommissioning	54	54
Other investments	69	68
Nonutility Property and Investments, Net	338	316

Current Assets:
Cash and cash equivalents	448	272
Receivables, net of allowance for uncollectible accounts of $13 and $11	642	828
Inventories (at average cost):
Fuel and gas supply	281	358
Materials and supplies	107	108
Emission allowances	14	15
Prepayments and other	138	232
Deferred income taxes	19	23
Total Current Assets	1,649	1,836

Deferred Debits and Other Assets:
Regulatory assets	1,027	905
Other	145	140
Total Deferred Debits and Other Assets	1,172	1,045
Total	$11,602	$11,502

	March 31,	December 31,
Millions of dollars	2009	2008
Capitalization and Liabilities

Common Equity	$3,228	$3,045
Preferred Stock (Not subject to purchase or sinking funds)	106	106
Preferred Stock (Subject to purchase or sinking funds)	7	7
Long-Term Debt, net	4,524	4,361
Total Capitalization	7,865	7,519

Current Liabilities:
Short-term borrowings	106	80
Current portion of long-term debt	50	144
Accounts payable	293	405
Customer deposits and customer prepayments	91	97
Taxes accrued	55	128
Interest accrued	71	69
Dividends declared	59	56
Other	152	176
Total Current Liabilities	877	1,155

Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,028	1,009
Deferred investment tax credits	103	103
Asset retirement obligations	464	458
Pension and other postretirement benefits	264	261
Regulatory liabilities	856	838
Other	145	159
Total Deferred Credits and Other Liabilities	2,860	2,828

Commitments and Contingencies (Note 7)	-	-
Total	$11,602	$11,502

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars, except per share amounts	2009	2008
Operating Revenues:
Electric	$497	$488
Gas - regulated	422	482
Gas - nonregulated	424	563
Total Operating Revenues	1,343	1,533

Operating Expenses:
Fuel used in electric generation	185	177
Purchased power	5	5
Gas purchased for resale	644	838
Other operation and maintenance	158	177
Depreciation and amortization	83	80
Other taxes	45	43
Total Operating Expenses	1,120	1,320

Operating Income	223	213

Other Income (Expense):
Other income	12	19
Other expenses	(8)	(10)
Interest charges, net of allowance for borrowed funds
used during construction of $6 and $3	(58)	(53)
Allowance for equity funds used during construction	7	3
Total Other Expense	(47)	(41)

Income Before Income Tax Expense and
Earnings from Equity Method Investments	176	172
Income Tax Expense	61	62

Income Before Earnings from Equity Method Investments	115	110
Earnings from Equity Method Investments	1	1

Net Income	116	111
Less Preferred Dividends of Subsidiary	(2)	(2)
Income Available to Common Shareholders of SCANA Corporation	$114	$109

Basic and Diluted Earnings Per Share of Common Stock	$.94	$.94
Weighted Average Shares Outstanding (millions)	120.9	116.7

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2009	2008
Cash Flows From Operating Activities:
Net income	$116	$111
Adjustments to reconcile net income to net cash provided from operating activities:
Excess earnings from equity method investments, net of distributions	(1)	(1)
Depreciation and amortization	86	80
Amortization of nuclear fuel	5	5
Allowance for equity funds used during construction	(7)	(2)
Carrying cost recovery	(1)	(1)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	225	8
Inventories	68	86
Prepayments and other	61	(26)
Pension asset	8	(4)
Other regulatory assets	(173)	40
Deferred income taxes, net	23	21
Regulatory liabilities	44	21
Accounts payable	(68)	(65)
Taxes accrued	(73)	(77)
Interest accrued	2	1
Changes in fuel adjustment clauses	2	(10)
Changes in other assets	(4)	(3)
Changes in other liabilities	(65)	(30)
Net Cash Provided From Operating Activities	248	154
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(214)	(171)
Proceeds from sale of assets	-	1
Nonutility property additions	(26)	(7)
Net Cash Used For Investing Activities	(240)	(177)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	126	-
Proceeds from issuance of debt	176	493
Repayment of long-term debt	(104)	(102)
Dividends	(56)	(53)
Short-term borrowings, net	26	(271)
Net Cash Provided From Financing Activities	168	67
Net Increase In Cash and Cash Equivalents	176	44
Cash and Cash Equivalents, January 1	272	134
Cash and Cash Equivalents, March 31	$448	$178
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $6 and $3)	$53	$45
- Income taxes	-	38

Noncash Investing and Financing Activities:
Accrued construction expenditures	77	90

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2009	2008
Net Income	$116	$111
Other Comprehensive Income (Loss), net of tax:
Gains (losses) on hedging activities:
Unrealized holding gains (losses) arising during period, net	(26)	6
Realized gains (losses) on derivatives designated as cash flow hedges	3	(3)
Reclassified for losses included in net income	27	3
Deferred cost of employee benefit plans, net of taxes	1	-
Total Comprehensive Income	121	117
Less Comprehensive income attributable to noncontrolling interest	(2)	(2)
Comprehensive income attributable to SCANA Corporation (1)	$119	$115

(1) Accumulated other comprehensive loss totaled $104.2 million as of March 31, 2009 and $108.6 million as of December 31, 2008.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation’s (SCANA and, together with its consolidated subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2008. These are interim financial statements, and due to the seasonality of the Company’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.      Basis of Accounting

The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS 71 requires cost-based, rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded regulatory assets and regulatory liabilities, summarized as follows.

	March 31,	December 31,
Millions of dollars	2009	2008
Regulatory Assets:
Accumulated deferred income taxes	$171	$171
Under-collections - electric fuel adjustment clause	90	-
Environmental remediation costs	27	27
Asset retirement obligations and related funding	273	265
Franchise agreements	49	50
Deferred employee benefit plan costs	347	345
Other	70	47
Total Regulatory Assets	$1,027	$905

Regulatory Liabilities:
Accumulated deferred income taxes	$31	$32
Other asset removal costs	701	688
Storm damage reserve	49	48
Planned major maintenance	12	11
Monetization of bankruptcy claim	42	43
Other	21	16
Total Regulatory Liabilities	$856	$838

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset. Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under-collections - electric fuel adjustment clause represent amounts under-collected from customers pursuant to the fuel adjustment clause as approved by the Public Service Commission of South Carolina (SCPSC) during annual hearings. These amounts are expected to be recovered through the fuel cost component in retail electric rates during the period April 2010 through March 2012.

Environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by South Carolina Electric & Gas Company (SCE&G) are being recovered through rates, of which $19.3 million remain to be recovered. SCE&G is authorized to amortize $1.4 million of these costs annually.  At sites owned by Public Service Company of North Carolina, Incorporated (PSNC Energy), costs totaling $3.5 million are being recovered through rates over a three-year period beginning November 2008.  In addition, management believes that estimated remaining costs of $4.5 million will be recoverable through rates.

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

Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities under the provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and costs deferred pursuant to specific regulatory orders, but which are expected to be recovered through utility rates.

Other asset removal costs represent net collections through depreciation rates of estimated costs to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming expenditures in excess of amounts included in base rates.  SCE&G applied $0.7 million of costs during each of the three months ended March 31, 2009 and 2008 to the reserve.

Planned major maintenance related to certain fossil hydro turbine/generation equipment and nuclear refueling outages is accrued in advance of the time the costs are incurred, as approved through specific SCPSC orders. SCE&G collects $8.5 million annually over an eight-year period, beginning in January 2005, through electric rates to offset turbine maintenance expenditures. Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

The monetization of bankruptcy claim represents proceeds from the sale of a bankruptcy claim which will be amortized into operating revenue through the year 2024.

The SCPSC or the North Carolina Utilities Commission (NCUC) (collectively, state commissions) or the United States Federal Energy Regulatory Commission (FERC) have reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include certain costs which have not been approved for recovery by a state commission or by FERC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company.  In addition, the Company has deferred in utility plant in service approximately $71.6 million of unrecovered costs related to the Lake Murray backup dam project and $65.8 million of costs related to the installation of selective catalytic reactor (SCR) technology at its Cope Station generating facility. See Note 7B These costs are not currently being recovered, but are expected to be recovered through rates in future periods.  In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

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

C.       Pension and Other Postretirement Benefit Plans

 Components of net periodic benefit income or cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2009	2008	2009	2008
Three months ended March 31,
Service cost	$3.8	$3.9	$1.1	$1.1
Interest cost	11.3	10.9	3.0	3.0
Expected return on assets	(12.8)	(20.4)	-	-
Prior service cost amortization	1.7	1.7	0.3	0.3
Transition obligation amortization	-	-	0.2	0.2
Amortization of actuarial loss	5.7	-	-	-
Net periodic benefit (income) cost	$9.7	$(3.9)	$4.6	$4.6

In February 2009, SCE&G was granted accounting orders by the SCPSC to allow the deferral of pension expense related to its utility operations above that which is included in current rates until future rate filings.  At March 31, 2009, costs totaling $7.8 million of the $9.7 million above have been deferred.

D.      New Accounting Matters

The Company adopted SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities,” in the first quarter of 2009.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to include how derivative instruments are accounted for and the effect of such activities on the entity’s financial statements.  The initial adoption of SFAS 161 did not impact the Company’s results of operations, cash flows or financial position. See Note 5 for these newly required disclosures.

The Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” in the first quarter of 2009.  SFAS 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity.  The initial adoption of SFAS 160 did not significantly impact the Company’s results of operations, cash flows or financial position.

The Company adopted SFAS 141(R), “Business Combinations,” in the first quarter of 2009.   SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and the liabilities assumed at their fair values at the acquisition date.  SFAS 141(R) also requires the acquirer to disclose all of the information needed to evaluate and understand the nature and financial effect of the business combination.  The initial adoption of SFAS 141(R) did not impact the Company’s results of operations, cash flows or financial position.

FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), was issued on December 30, 2008.  FSP FAS 132(R)-1 amends SFAS 132(R) to require enhanced disclosures about an employer’s plan assets in a defined benefit pension plan or other postretirement plan.  The disclosures required, similar to those required under SFAS 157, include a discussion on the inputs and valuation techniques used to develop fair value measurements of plan assets.  In addition, the fair value of each major category of plan assets is required to be disclosed separately for pension plans and other postretirement benefit plans.  FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  Initial adoption of FSP FAS 132(R)-1 is not expected to affect the Company’s results of operations, cash flows or financial position.

E.       Preferred Stock

In connection with the adoption of SFAS 160, as of January 1, 2009, the Company has evaluated the requirements of Emerging Issues Task Force (EITF) Topic No. 98, “Classification and Measurement of Redeemable Securities” (Topic D-98) with respect to the presentation of preferred stock not subject to sinking funds (preferred securities). In previously issued financial statements, the Company classified such preferred securities together with common equity in a section of the balance sheet entitled "Shareholders’ Investment." These preferred securities contain a contingent redemption feature that allows their holders to elect a majority of SCE&G’s board of directors whenever four quarterly dividends payable on the preferred stock shall be unpaid in whole or in part. Because such a redemption triggering event is not solely within the Company’s control, these preferred securities should have been presented in a manner consistent with temporary equity defined in Topic D-98. Although the effects are not material to previously issued balance sheets, the presentation of these amounts has been corrected as of December 31, 2008 and 2007 for comparability purposes by presenting these $106 million of preferred securities separately from common equity and eliminating the "Shareholders’ Investment" section and related total. This change had no impact on income or earnings per share or on cash flows for any period presented.

F.       Income and Other Taxes

No material changes in status of the Company’s tax positions have occurred during the three months ended March 31, 2009.

2.       RATE AND OTHER REGULATORY MATTERS

SCE&G

Electric

SCE&G’s rates are established using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G.  On October 30, 2008, the SCPSC approved a settlement agreement between SCE&G and the South Carolina Office of Regulatory Staff (ORS), whereby SCE&G increased the fuel cost portion of its electric rates.  SCE&G sought the increase due to significant increases in fuel costs through the first half of 2008.  The increase was effective with the first billing cycle of November 2008.

On April 22, 2009, the SCPSC approved a settlement agreement between SCE&G, ORS, and others, authorizing SCE&G to increase the fuel cost portion of its electric rates, effective with the first billing cycle of May 2009. As a part of the settlement, SCE&G agreed to spread the recovery of the uncollected fuel costs over a three year period, as further described in Note 1A. Due to the extended recovery period, SCE&G will be allowed to collect interest on the deferred balance.

By Order dated October 7, 2008, the SCPSC approved SCE&G’s request to begin initial clearing, excavation and construction activities related to the proposed nuclear generation project discussed below.

On February 11, 2009 the SCPSC approved SCE&G’s combined application pursuant to the Base Load Review Act (the BLRA), seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order, relating to proposed construction by SCE&G and the South Carolina Public Service Authority (Santee Cooper) to build and operate two new nuclear generating units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement and construction contract under which they will be built. The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with the schedules, estimates and projections, including contingencies set forth in the approved application.  As part of its Order, the SCPSC approved the initial rate increase of $7.8 million, or 0.4%, related to recovery of the cost of capital on project expenditures through June 30, 2008, and the revised rates became effective for bills rendered on and after March 29, 2009.  In addition,  , SCE&G will be allowed to file revised rates with the SCPSC each year to incorporate any incremental construction work in progress incurred for new nuclear generation.  Requested rate adjustments would be based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.

On March 31, 2008, SCE&G and Santee Cooper filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL).  This COL application for the two new units was reviewed for completeness by the NRC and docketed on July 31, 2008.  On September 26, 2008 the NRC issued a 30-month review schedule from the docketing date to the issuance of the safety evaluation report which would signify satisfactory completion of their review.  Both the environmental and safety reviews by the NRC continue to be in progress and should support a COL issuance by July 2011.  This date would support both the project schedule and the substantial completion dates for the two new units in 2016 and 2019, respectively.

Gas

By Order dated October 14, 2008, the SCPSC approved an increase in SCE&G’s retail gas base rates of $3.7 million, effective the first billing cycle of November 2008. This action was the result of a review by the ORS of SCE&G’s rate of return report for gas distribution operations for the 12-month period ended March 31, 2008, as mandated by the South Carolina Natural Gas Rate Stabilization Act (RSA). The approved rate increase will allow SCE&G the opportunity to earn a 10.25 percent return on common equity as established in its last general retail natural gas base rate case proceeding in 2005. The RSA provides for rate adjustments, either upward or downward, on an annual basis to reflect ongoing changes in investments and in revenues and expenses associated with maintaining and expanding the company’s natural gas service infrastructure.

SCE&G’s tariffs include a purchase gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities.  SCE&G's rates are calculated using a methodology which adjusts the cost of gas monthly based on a 12-month rolling average.

PSNC Energy

PSNC Energy’s rates are established using a benchmark cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas. PSNC Energy revises its tariffs with the NCUC as necessary to track these changes and defers any over- or under-collections of the delivered cost of gas for subsequent rate consideration. The NCUC reviews PSNC Energy’s gas purchasing practices annually.

On October 24, 2008, the NCUC granted PSNC Energy an annual increase in natural gas margin revenues of approximately $9.1 million, offset by an $8.4 million reduction in fixed gas costs, for a net annual increase in rates and charges to customers of approximately $0.7 million.  PSNC Energy was authorized to implement the Customer Usage Tracker (CUT).  The CUT will allow PSNC Energy to periodically adjust its base rates for residential and commercial customers based on average per customer consumption.  The new rates were effective for services rendered on or after November 1, 2008.

On March 31, 2009, the NCUC approved PSNC Energy’s first semi-annual rate adjustment under the CUT.  Temporary rate decreases for residential and commercial customers will take effect for service rendered on and after April 1, 2009.

In December 2008, in connection with PSNC Energy’s 2008 Annual Prudence Review, the NCUC determined that PSNC Energy’s gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12-months ended March 31, 2008.

3.       LONG-TERM DEBT AND SHORT-TERM LIQUIDITY

Long-term Debt

In June 2007, SCANA entered into an agreement to issue and sell Floating Rate Senior Notes due June 1, 2034, in an aggregate principal amount of between $90 million and $110 million.  In each of December 2008 and 2007, SCANA issued $40 million of the Floating Rate Senior Notes.  The remainder of these notes are to be issued in June 2009.

On March 17, 2009, SCE&G issued $175 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale were used to repay short-term debt and for general corporate purposes.

Substantially all of SCE&G's and South Carolina Generating Company, Inc.’s (GENCO) electric utility plant is pledged as collateral in connection with long-term debt. The Company is in compliance with all debt covenants.

Liquidity

At March 31, 2009 and December 31, 2008, SCANA, SCE&G (including South Carolina Fuel Company, Inc. (Fuel Company)) and PSNC Energy had available the following lines of credit and other borrowings outstanding:

	SCANA		SCE&G (c)		PSNC Energy(c)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Millions of dollars	2009	2008	2009	2008	2009	2008
Lines of credit:
Committed long-term (expire December 2011)
Total	$200	$200	$650	$650	$250	$250
Outstanding bank loans	15	15	280	285	156	156
Weighted average interest rate	.78%	2.17%	.73%	1.61%	.73%	1.72%
Outstanding commercial paper (270 or fewer days) (a)	-	-	93	34	14	46
Weighted average interest rate	-	-	1.13%	5.69%	1.21%	6.15%
Letter of Credit Supported by LOC	3	-	-	-	-	-
Available	182	185	277	331	80	48
Uncommitted (b ):
Total	$78	$78	-	-	-	-
Used	-	-	-	-	-	-
Weighted average interest rate	-	-	-	-	-	-

(a)        Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of short-term commercial paper or bank loans.
(b)        SCANA, SCE&G or a combination may use the line of credit.
(c)        SCE&G, Fuel Company and PSNC Energy may issue commercial paper programs in the amounts of up to
           $350 million, $250 million and $250 million, respectively.

The committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks.  Wachovia Bank, National Association and Bank of America, N.A. each provide 14.3% of the aggregate $1.1 billion credit facilities, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provide 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provide 9.1%.  Four other banks provide the remaining 9.6%.  These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company) and PSNC Energy.  When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company) and PSNC Energy. In addition, a portion of the credit facilities supports SCANA’s borrowing needs.

The South Carolina Jobs-Economic Development Authority (JEDA) issued $35.0 million of Industrial Revenue Bonds in December 2008, the proceeds of which were loaned to SCE&G.  The payment of the principal and interest on the bonds is secured by a letter of credit issued by Branch Banking and Trust Company.  The bonds mature on December 1, 2038.  This initial credit facility will expire on December 10, 2011.  Similarly, JEDA issued $36.4 million of Industrial Revenue Bonds in November 2008, the proceeds of which were loaned to GENCO and guaranteed by SCANA.  The bonds mature on December 1, 2038.  The payment of the principal and interest on these bonds is secured by a letter of credit issued by Bank of America. This initial credit facility will expire on November 14, 2009.

4.       COMMON EQUITY

On January 7, 2009, SCANA closed on the sale of 2.875 million shares of common stock at $35.50 per share. Proceeds of $100.5 million will be used to finance capital expenditures, including the construction of new nuclear units, and for general corporate purposes. In addition, SCANA issued common stock valued at $24.1 million (when issued) during the three months ended March 31, 2009 through its deferred compensation and dividend reinvestment plans.

5.       DERIVATIVE FINANCIAL INSTRUMENTS

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended, requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS 133 further provides that changes in the fair value of derivative instruments are either recognized in earnings or reported as a component of other comprehensive income (loss), depending upon the intended use of the derivative and the resulting designation. The fair value of derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from counterparties.

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

 Commodity Derivatives

The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations.  Instruments designated as fair value hedges are used to mitigate exposure to fluctuating market prices created by fixed prices of stored natural gas. The basic types of financial instruments utilized are exchange-traded instruments, such as New York Mercantile Exchange (NYMEX) futures contracts or options, and over-the-counter instruments such as options and swaps, which are typically offered by energy and financial institutions.

              The Company’s regulated gas operations (SCE&G and PSNC Energy) hedge natural gas purchasing activities using over-the-counter options and swaps and NYMEX futures and options. SCE&G’s tariffs include a PGA that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of these hedging activities are to be included in the PGA. As such, the cost of derivatives and gains and losses on such derivatives utilized to hedge gas purchasing activities are recoverable through the weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability. PSNC Energy’s tariffs also include a provision for the recovery of actual gas costs incurred. PSNC Energy records premiums, transaction fees, margin requirements and any realized gains or losses from its hedging program in deferred accounts as a regulatory asset or liability for the over- or under-recovery of gas costs.  These derivative financial instruments utilized by the Company’s regulated gas operations are not designated as hedges in accordance with SFAS 133.

    The unrealized gains and losses on qualifying cash flow hedges are deferred in other comprehensive income.  When the hedged transactions effect earnings, the previously deferred gains and losses are reclassified from other comprehensive income to cost of gas.  The effects of gains or losses resulting from these hedging activities are either offset by the recording of the related hedged transactions or are included in gas sales pricing decisions made by the business unit.

As an accommodation to certain customers, SEMI, as part of its energy management services, offers fixed price supply contracts which are accounted for as derivatives. These sales contracts are offset by the purchase of supply futures and swaps which are also accounted for as derivatives.

Interest Rate Swaps

The Company uses interest rate swaps to manage interest rate risk on certain debt instruments. In particular, the Company uses swaps to synthetically convert fixed rate debt to variable rate debt.  These swaps are designated as fair value hedges.  The Company also entered into several interest rate swaps designated as fair value hedges, but which swaps were terminated at various times prior to 2006.  The gains on these terminated swaps are being amortized over the life of the debt they hedged.

In addition, in anticipation of the issuance of debt, the Company may use interest rate lock or similar forward starting swap agreements. These arrangements are designated as cash flow hedges.  Changes in fair value and payments made or received upon termination of such agreements by regulated subsidiaries are recorded in regulatory assets or regulatory liabilities, and if by the holding company or nonregulated subsidiaries, are recorded in other comprehensive income.  Payments made or received upon such termination are amortized to interest expense over the term of the underlying debt. As permitted by SFAS 104, “Statement of Cash Flows - Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions,” payments received or made are classified as a financing activity in the consolidated statement of cash flows.

Quantitative Disclosures Related to Derivatives

At March 31, 2009, the Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in dekatherms)
Hedge designation under SFAS 133	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
Cash flow	-	7,152,248	13,042,088	20,194,336
Not designated (a)	9,910,000	1,600,000	36,801,273	48,311,273
Total	9,910,000	8,752,248	49,843,361	68,505,609

(a)  Includes an aggregate 26,766,000 dekatherms related to basis swap contracts in Retail Gas Marketing and Energy Marketing.

At March 31, 2009, the Company was party to interest rate swaps designated as fair value hedges with an aggregate notional amount of $12.8 million and was party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $331.4 million.

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
As of March 31, 2009	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (b)	Value	Location (b)	Value
Derivatives designated as hedging
instruments under SFAS 133
Interest rate contracts	Other deferred debits	$4	Other current liabilities	$29
			Other deferred credits	31

Commodity contracts	Other current liabilities	1	Prepayments and other	7
			Other current liabilities	32
			Other deferred credits	5
Total		$5		$104

Derivatives not designated as
hedging instruments under
SFAS 133
Commodity contracts	Prepayments and other	$6	Accounts receivables	$3
	Other current liabilities	1	Other current liabilities	15

Energy management contracts	Prepayments and other	8	Prepayments and other	1
	Other deferred debits	2	Other current liabilities	8
			Other deferred credits	2
Total		$17		$29

(b) In the Company’s condensed consolidated balance sheet, some derivative instruments have asset positions which are netted with liabilities and some have liability positions which are netted with assets.

The effect of derivative instruments on the statement of income for the quarter ended March 31, 2009 is as follows:

The Company’s interest rate swaps designated as fair value hedges, including the amortization of gains on those terminated prior to 2006 discussed above, resulted in reductions to interest expense of $1.3 million for the quarter ended March 31, 2009.

	Gain or (Loss) Deferred	Gain or (Loss) Reclassified
	in Regulatory Accounts	from Deferred Accounts
Derivatives in SFAS 133	(Effective Portion)	(Effective Portion)
Cash Flow Hedging Relationships	2009	Location	Amount

Interest rate contracts	$20	Interest expense	$(1)
Total	$20		$(1)

	Gain or (Loss)	Gain or (Loss) Reclassified from
Derivatives in SFAS 133	Recognized in OCI, net of tax (Effective Portion)	Accumulated OCI into Income, net of tax (Effective Portion)
Cash Flow Hedging Relationships	2009	Location	Amount

Interest rate contracts	$2	Interest expense	$-
Commodity contracts	(26)	Gas purchased for resale	(27)
Total	$(24)		$(27)

    Other gains or losses recognized in income, including both the ineffective portion of the hedging relationship and amounts excluded from effectiveness testing, were not significant.

As of March 31, 2009 the Company expects that during the next 12 months reclassifications from accumulated other comprehensive income (loss) to earnings arising from cash flow hedges will include approximately $29 million as an increase to gas cost and approximately $3 million as an increase to interest expense, assuming natural gas and financial markets were to remain stable at their current levels.  As of March 31, 2009, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2013.

Derivatives Not Designated as	Gain or (Loss) Recognized in Income
Hedging Instruments under SFAS 133	Location	Amount
Commodity contracts	Gas purchased for resale	$(3)

Other energy management contracts	Gas purchased for resale	(2)
Total		$(5)

Credit Risk Considerations

Certain of the Company’s derivative instruments associated with financial and natural gas transactions contain provisions that require the Company’s debt to maintain investment grade credit ratings from major credit rating agencies.  If the Company’s debt were downgraded below investment grade, the counterparties to those derivative instruments could require margin payment and/or the posting of other adequate assurance where net liability positions exist according to the applicable contract terms. The aggregate fair value of all derivative instruments with minimum investment grade debt ratings requirements that are in net liability positions on March 31, 2009, is approximately $126 million, on which the Company had already posted margin and/or adequate assurance of $26 million in the normal course of business. This $26 million margin amount is reflected within prepayments and other current assets.  If the Company’s debt ratings had been below investment grade at March 31, 2009, the Company could have been required to post an additional $100 million of margin and/or adequate assurance.

6.       FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES

The Company values available for sale securities using quoted prices from a national stock exchange, such as the National Association of Securities Dealers Automated Quotations System, where the securities are actively traded.  For commodity derivative assets and liabilities, the Company uses unadjusted NYMEX prices to determine fair value, and considers such measures of fair value to be Level 1 for exchange traded instruments and Level 2 for over-the-counter instruments.  The Company’s interest rate swap agreements are valued using broker quotes.  Fair value measurements, and the level within the fair value hierarchy of SFAS 157 in which the measurements fall, were as follows:

	Fair Value Measurements Using
	Markets for Identical Assets	Observable Inputs
Millions of dollars	(Level 1)	(Level 2)
As of March 31, 2009
Assets - Available for sale securities	$2	$-
Assets - Derivative instruments	7	30
Liabilities - Derivative instruments	1	131

As of December 31, 2008
Assets - Available for sale securities	$2	$-
Assets - Derivative instruments	9	26
Liabilities - Derivative instruments	2	138

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.

7.       COMMITMENTS AND CONTINGENCIES

Commitments and contingencies at March 31, 2009 include the following:

A.      Nuclear Insurance

The Price-Anderson Indemnification Act deals with public liability for a nuclear incident and establishes the liability limit for third-party claims associated with any nuclear incident at $12.5 billion.  Each reactor licensee is currently liable for up to $117.5 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $17.5 million of the liability per reactor would be assessed per year.  SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station, would be $78.3 million per incident, but not more than $11.7 million per year.

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper, a one-third owner of Summer Station) with Nuclear Electric Insurance Limited.  The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit retrospective assessments under certain conditions to cover insurer’s losses.  Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $14.2 million.

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G’s rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer.  SCE&G has no reason to anticipate a serious nuclear incident.  However, if such an incident were to occur, it would have a material adverse impact on the Company’s results of operations, cash flows and financial position.

B.      Environmental

SCE&G

The United States Environmental Protection Agency (EPA) issued a final rule in 2005 known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies challenged the rule, seeking a change in the method CAIR used to allocate sulfur dioxide emission allowances.  On December 23, 2008, the United States Court of Appeals for the District of Columbia Circuit remanded the rule without vacatur.  Prior to the Court of Appeals’ decision, SCE&G and GENCO had determined that additional air quality controls would be needed to meet the CAIR requirements.  SCE&G has completed the installation of SCR technology at Cope Station for nitrogen oxide reduction and SCE&G and GENCO are installing wet limestone scrubbers at Wateree and Williams Stations for sulfur dioxide reduction.  The Company expects to incur capital expenditures totaling approximately $559 million through 2010.   The Company cannot predict when the EPA will issue a revised rule or what impact the rule will have on SCE&G and GENCO.  Any costs incurred to comply with this vacated rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

On April 17, 2009 the EPA issued a proposed finding that atmospheric concentrations of greenhouse gasses endanger public health and welfare within the meaning of Section 202(a) of the Clean Air Act. The proposed finding, if finalized, would enable the EPA to regulate greenhouse gas emissions under the Clean Air Act.  The Company cannot predict when the EPA will issue regulations related to greenhouse gas emissions, if at all, or what such regulations would require.  The Company expects that any costs incurred to comply with greenhouse gas emission requirements will be recoverable through rates.

SCE&G maintains an environmental assessment program to identify and evaluate its current and former operations sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. SCE&G defers site assessment and cleanup costs and recovers them through rates (see Note 1).

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by the South Carolina Department of Health and Environmental Control.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $9.5 million.  In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina. SCE&G expects to recover any cost arising from the remediation of these four sites, net of insurance recovery, through rates.  At March 31, 2009, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $19.3 million.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of $4.5 million, which reflects its estimated remaining liability at March 31, 2009.  PSNC Energy expects to recover through rates any costs, net of insurance recoveries, allocable to PSNC Energy arising from the remediation of these sites.

The Company is also engaged in various other environmental matters incidental to its business operations which management anticipates will be resolved without a material adverse impact on the Company’s results of operations, cash flows or financial condition.

C.      Claims and Litigation

In May 2004, a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment, but did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The Circuit Court granted SCANA’s and SCE&G’s motion to dismiss and issued an order dismissing the case in June 2005. The plaintiff appealed to the South Carolina Supreme Court. The Supreme Court reversed the Circuit Court in October 2006 and returned the case to the Circuit Court for further consideration. In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.  The South Carolina Court of Appeals dismissed the plaintiff’s appeal of this ruling, determining that the Circuit Court ruling was not immediately appealable.  On February 27, 2008 the Circuit Court issued an order to conditionally certify the class, which remains limited to easements in Charleston County.  In July 2008, the plaintiff’s motion to add SCANA Communications, Inc. (SCI) to the lawsuit as an additional defendant was granted.  The parties filed motions for partial summary judgment, and the plaintiff moved to expand the class.   In December 2008 these motions were heard and denied by the court.  Trial is not anticipated before the fall of 2009.  SCANA, SCI and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

The Company is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without a material adverse impact on the Company’s results of operations, cash flows or financial condition.

D.      Nuclear Generation

On May 27, 2008, SCE&G and Santee Cooper announced that they had entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of Summer Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the two additional units, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Assuming timely receipt of federal and state approvals and construction proceeding as scheduled, the first unit is expected to be completed and in service in 2016, the second in 2019.  SCE&G’s share of the estimated cash outlays (future value) totals $5.3 billion for plant costs and $646 million for related transmission infrastructure costs.

8.        SEGMENT OF BUSINESS INFORMATION

 The Company’s reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations; therefore, net income is not allocated to the Electric Operations, Gas Distribution and Gas Transmission segments. The Company uses net income to measure profitability for its Retail Gas Marketing and Energy Marketing segments. Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy which meet SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” criteria for aggregation. All Other includes equity method investments and other nonreportable segments.

	External	Intersegment	Operating	Net	Segment
Millions of dollars	Revenue	Revenue	Income	Income (Loss)	Assets
Three Months Ended March 31, 2009
Electric Operations	$497	$3	$102	n/a	$6,720
Gas Distribution	420	-	81	n/a	2,078
Gas Transmission	2	11	5	n/a	265
Retail Gas Marketing	228	-	n/a	$22	192
Energy Marketing	196	42	n/a	-	124
All Other	7	85	n/a	(1)	901
Adjustments/Eliminations	(7)	(141)	35	93	1,322
Consolidated Total	$1,343	$-	$223	$114	$11,602

	External	Intersegment	Operating	Net	Segment
Millions of dollars	Revenue	Revenue	Income	Income (Loss)	Assets
Three Months Ended March 31, 2008
Electric Operations	$488	$3	$98	n/a	$5,996
Gas Distribution	480	-	77	n/a	1,917
Gas Transmission	2	11	5	n/a	328
Retail Gas Marketing	265	-	n/a	$22	195
Energy Marketing	298	70	n/a	-	155
All Other	8	84	n/a	(1)	1,266
Adjustments/Eliminations	(8)	(168)	33	88	392
Consolidated Total	$1,533	$-	$213	$109	$10,249

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA Corporation’s (SCANA, and together with its consolidated subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
AS COMPARED TO THE CORRESPONDING PERIOD IN 2008

Earnings Per Share

Earnings per share was as follows:

Millions of dollars	2009	2008
Earnings per share	$.94	$.94

Earnings per share were unchanged.  The favorable variance from lower operating and maintenance expenses of $.10 was offset by lower natural gas margin of $.03, dilution from additional shares outstanding of $.04 and other items aggregating $.03.  These variances are explained in more detail in the following pages.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock during 2009:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 19, 2009	$.47	March 10, 2009	April 1, 2009
April 23, 2009	.47	June 10, 2009	July 1, 2009

Electric Operations

Electric Operations is comprised of the electric operations of South Carolina Electric & Gas Company (SCE&G), South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (Fuel Company).  Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2009	% Change	2008
Operating revenues	$497.1	1.9%	$487.9
Less: Fuel used in generation	184.9	4.5%	176.9
Purchased power	4.9	4.3%	4.7
Margin	$307.3	0.3%	$306.3

Margin improved due to residential and commercial customer growth of $9.8 million, offset by lower off-system sales of $5.6 million and by lower industrial sales of $4.0 million.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and Public Service Company of North Carolina, Incorporated (PSNC Energy).  Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2009	% Change	2008
Operating revenues	$419.8	(12.5)%	$479.7
Less: Gas purchased for resale	282.9	(17.6)%	343.5
Margin	$136.9	0.5%	$136.2

Margin at SCE&G decreased due to lower customer usage of $2.8 million, partially offset by an increase of $1.4 million due to the Public Service Commission of South Carolina (SCPSC)-approved increase in retail gas base rates which became effective for services rendered on or after November 1, 2008.  Margin at PSNC Energy increased by $2.3 million primarily due to the North Carolina Utilities Commission (NCUC)-approved increase in retail gas base rates which became effective for services rendered on or after November 1, 2008 and due to customer growth.

 Gas Transmission

Gas Transmission is comprised of the operations of Carolina Gas Transmission Corporation (CGTC). Gas transmission revenues (including transactions with affiliates) were as follows:

Millions of dollars	2009	% Change	2008
Transportation revenue	$13.1	1.6%	$12.9

Transportation revenue increased primarily due to customer growth.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market. Retail Gas Marketing revenues and net income were as follows:

Millions of dollars	2009	% Change	2008
Operating revenues	$227.8	(14.0)%	$265.0
Net income	21.9	1.9%	21.5

Operating revenues decreased primarily as a result of lower average retail prices arising from lower natural gas commodity prices and lower sales volume.  Net income increased primarily as a result of lower operating expenses, primarily bad debt expense, partially offset by lower margin.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy. Energy Marketing operating revenues and net loss were as follows:

Millions of dollars	2009	% Change	2008
Operating revenues	$238.0	(35.3)%	$368.1
Net loss	(0.2)	33.3%	(0.3)

Operating revenues decreased primarily due to lower natural gas commodity prices.  Net loss decreased primarily due to lower bad debt expense.

Other Operating Expenses

Other operating expenses arising from the operating segments previously discussed were as follows:

Millions of dollars	2009	% Change	2008
Other operation and maintenance	$158.5	(10.6)%	$177.3
Depreciation and amortization	82.7	3.9%	79.6
Other taxes	45.2	3.2%	43.8

Other operation and maintenance expenses decreased due to lower generating, transmission and distribution expense of $3.6 million, lower incentive compensation and other benefits of $6.1 million and lower bad debt expense of $3.8 million.  Depreciation and amortization expense increased primarily due to net property additions. Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

    Other income (expense) includes the results of certain incidental (non-utility) activities and the activities of certain non-regulated subsidiaries. Other income (expense) declined in 2009 compared to 2008 primarily due to lower pension income and lower interest income.

Pension Expense (Income)

Pension expense (income) was recorded on the Company’s income statements and balance sheets as follows:

Millions of dollars	2009	2008

Income Statement Impact:
Reduction in employee benefit costs	$-	$(0.1)
Other income	(0.9)	(3.6)
Balance Sheet Impact:
Increase (reduction) in capital expenditures	2.2	(0.1)
Component of amount due to Summer Station co-owner	0.6	(0.1)
Regulatory asset	7.8	-
Total Pension Expense (Income)	$9.7	$(3.9)

The Company is recording pension expense in 2009, while it recorded pension income in 2008.  This unfavorable change is due to the significant decline in plan asset values during the fourth quarter of 2008 stemming from turmoil in the financial markets. However, no contribution to the pension trust will be necessary in or for 2009, nor will limitations on benefit payments apply.  Additionally, in February 2009, SCE&G was granted accounting orders by the SCPSC under which it will mitigate a significant portion of this increased pension expense by deferring as a regulatory asset the amount of pension expense above that which is included in current rates for its retail electric and gas distribution regulated operations.  These costs are being deferred until future rate filings, at which time the accumulated deferred costs will be addressed prospectively.

Allowance for Funds Used During Construction (AFC)

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC increased in 2009 due to the Company’s various construction projects.

Interest Expense

    Interest charges increased primarily due to the additional borrowings described in Note 3 to the condensed consolidated  financial statements.

LIQUIDITY AND CAPITAL RESOURCES

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

            The issuance of various securities by the Company or its regulated subsidiaries, including short- and long-term debt, is subject to customary approval or authorization by one or more state and federal regulatory bodies, including state public service commission and the Federal Energy Regulatory Commission (FERC).

In June 2007, SCANA entered into an agreement to issue and sell Floating Rate Senior Notes due June 1, 2034, in an aggregate principal amount of between $90 million and $110 million.  In each of December 2008 and 2007, SCANA issued $40 million of the Floating Rate Senior Notes.  The balance of these Notes are to be issued in June 2009.

On January 7, 2009, SCANA closed on the sale of 2.875 million shares of common stock at $35.50 per share.  Proceeds of $100.5 million will be used to finance capital expenditures, including the construction of new nuclear units, and for general corporate purposes.

On March 17, 2009, SCE&G issued $175 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale were used to repay short-term debt and for general corporate purposes.

    On April 22, 2009, S&P (Standard & Poors) downgraded the debt ratings of SCANA and its rated subsidiaries one notch with the exception of SCE&G’s secured debt (First Mortgage Bonds) and short-term debt of SCANA and its rated subsidiaries, which all remain unchanged. S&P also revised its long-term ratings outlook from negative to stable.

SCE&G and GENCO have obtained FERC authority to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act).  SCE&G may issue up to $700 million of unsecured promissory notes or commercial paper with maturity of one year or less, and GENCO may issue up to $100 million of short-term indebtedness.  FERC’s approval expires in February 2010.

At March 31, 2009 and December 31, 2008, SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following lines of credit and other borrowings outstanding:

	SCANA		SCE&G (c)		PSNC Energy(c)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Millions of dollars	2009	2008	2009	2008	2009	2008
Lines of credit:
Committed long-term (expire December 2011)
Total	$200	$200	$650	$650	$250	$250
Outstanding bank loans	15	15	280	285	156	156
Weighted average interest rate	.78%	2.17%	.73%	1.61%	.73%	1.72%
Outstanding commercial paper (270 or fewer days) (a)	-	-	93	34	14	46
Weighted average interest rate	-	-	1.13%	5.69%	1.21%	6.15%
Letter of Credit Supported by LOC	3	-	-	-	-	-
Available	182	185	277	331	80	48
Uncommitted (b ):
Total	$78	$78	-	-	-	-
Used	-	-	-	-	-	-
Weighted average interest rate	-	-	-	-	-	-

(a)        Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of short-term commercial paper or bank loans.
(b)        SCANA, SCE&G or a combination may use the line of credit.
(c)	SCE&G, Fuel Company and PSNC Energy may issue commercial paper in the amounts of up to $350 million, $250 million and $250 million, respectively.

The committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks.  Wachovia Bank, National Association and Bank of America, N.A. each provide 14.3% of the aggregate $1.1 billion credit facilities, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provide 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provide 9.1%.  Four other banks provide the remaining 9.6%.  These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company) and PSNC Energy.  When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company) and PSNC Energy. In addition, a portion of the credit facilities supports SCANA’s borrowing needs.

Challenging conditions during 2008 tested the Company’s liquidity and its ability to access short-term funding sources.  During this period, all of the banks in the Company’s revolving credit facilities fully funded draws requested of them.  As of March 31, 2009, the Company had drawn approximately $451 million from its $1.1 billion facilities, had approximately $106 million in commercial paper borrowings outstanding and approximately $448 million in cash and temporary investments.  The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity.

At March 31, 2009, the Company had net available liquidity of approximately $991 million, and the Company’s revolving credit facilities are in place until December 2011.  The Company’s overall debt portfolio has a weighted average maturity of approximately 13 years and bears an average cost of 5.52%.  Most long-term debt, including facility draws, effectively bears fixed interest rates.  To further preserve liquidity, the Company rigorously reviewed its projected capital expenditures and operating costs for 2009 and reduced them where possible without impacting safety, reliability, and core customer service.

The Company also obtains cash from SCANA’s stock plans.  Since July 1, 2008, shares of SCANA common stock purchased on behalf of participants in SCANA’s Investor Plus Plan and Stock Purchase-Savings Plan have been acquired through original issue shares, rather than on the open market.  This provided over $40 million of additional cash during 2008 and is expected to provide approximately $80 million annually for 2009 and forward.  Due primarily to new nuclear construction plans, the Company anticipates keeping this strategy in place for the foreseeable future. The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects, barring further impairment of the capital markets, that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including cash requirements for nuclear construction. The Company’s ratios of earnings to fixed charges for the three and twelve months ended March 31, 2009 were 3.76 and 3.14, respectively.

ENVIRONMENTAL AND REGULATORY MATTERS

On April 17, 2009 the EPA issued a proposed finding that atmospheric concentrations of greenhouse gasses endanger public health and welfare within the meaning of Section 202(a) of the Clean Air Act. The proposed finding, if finalized, would enable the EPA to regulate greenhouse gas emissions under the Clean Air Act.  The Company cannot predict when the EPA will issue regulations related to greenhouse gas emissions, if at all, or what such regulations would require. The Company expects that any costs incurred to comply with greenhouse gas emission requirements will be recoverable through rates.

With the pervasive emergence of concern over the issue of global warming as a significant influence upon the economy, SCANA, SCE&G and GENCO are subject to certain climate-related financial risks, including those involving regulatory requirements responsive to greenhouse gas emissions, as well as those involving physical impacts which could arise from global warming.  Certain other business and financial risks arising from such climate change could also arise.  The Company cannot predict all the climate-related regulatory and physical risks nor the related consequences which might impact the Company, and the following discussion should not be considered all-inclusive.

From a regulatory perspective, SCANA, SCE&G and GENCO continually monitor and evaluate their current and projected emission levels and strive to comply with all state and federal regulations regarding those emissions.  SCE&G and GENCO participate in the sulfur dioxide and nitrogen oxide emissions allowance programs with respect to coal plant emissions and also have undertaken to construct additional pollution control equipment at several larger coal-fired electric generating plants. Further, SCE&G has announced plans to construct two new nuclear generating plants which are expected to significantly reduce greenhouse gas emission levels once they are completed and dispatched, displacing some of the current coal-fired generation sources.

See also the discussion of the court action which vacated the CAIR rules (Note 7B to the condensed consolidated financial statements).  Even though those rules have been set aside, the Company has continued with its scrubber and selective catalytic reactor (SCR) construction projects with the expectation that new rules will be forthcoming and on the premise that, even in the absence of such rules, the reduction of emissions to be realized upon completion of those projects is desirable.  The significant capital and other costs of these projects are disclosed in the Environmental Matters section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2008 Form 10-K.

Physical effects associated with climate changes could include the impact of possible changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to the Company’s electric system in the event of such storms, the impact of and the resultant property damage, changes in sea-level, as well as impacts on employees and on the Company’s supply chain and many others.  SCANA and SCE&G serve certain of the coastal areas of South Carolina, and much of their service territory is subject to the damaging effects of Atlantic and Gulf coast hurricanes and also to the damaging impact of winter ice storms.  To help mitigate the financial risks arising from these potential occurrences, SCE&G maintains insurance on certain properties and also accumulates funds from customers in a storm damage reserve (see Note 1 to the condensed consolidated financial statements).  As part of its ongoing operations, SCANA and SCE&G maintain emergency response and storm preparation plans and teams, and applicable personnel participate in ongoing training and related simulations in advance of such storms, all in order to allow the Company to protect its assets and to return its systems to normal reliable operation in a timely fashion following any such event.

OTHER MATTERS

Off-Balance Sheet Transactions

Although SCANA invests in securities and business ventures, it does not hold investments in unconsolidated special purpose entities such as those described in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or as described in FIN 46(R), “Consolidation of Variable Interest Entities.” SCANA does not engage in off-balance sheet financing or similar transactions, although it is party to incidental operating leases in the normal course of business, generally for office space, furniture, equipment and rail cars.

Environmental Matters; Claims and Litigation

See Notes 7B and 7C to the condensed consolidated financial statements for additional information related to environmental matters and claims and litigation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company’s market risk exposures relative to interest rate risk have not changed materially compared with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Interest rates on the Company’s outstanding debt are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives.  The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.  For further discussion of changes in long-term debt, see ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES and also Note 3 of the condensed consolidated financial statements.

Commodity price risk - The following tables provide information about the Company’s financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 dekatherms. Fair value represents quoted market prices.

Expected Maturity:
	Futures Contracts			Options
				Purchased Call	Purchased Put	Purchased Put	Sold Put	Sold Call
2009	Long	Short		(Long)	(Short)	(Long)	(Long)	(Short)
Settlement Price (a)	4.13	3.86	Strike Price (a)	8.87	7.29	8.03	6.43	9.08
Contract Amount (b)	23.0	0.4	Contract Amount (b)	25.9	4.3	7.2	1.7	3.0
Fair Value (b)	12.4	0.2	Fair Value (b)	0.3	2.0	(3.7)	(0.6)	-

2010
Settlement Price (a)	5.82	-	Strike Price (a)	8.46	6.45	-	6.45	10.62
Contract Amount (b)	0.8	-	Contract Amount (b)	22.6	1.0	-	1.0	3.4
Fair Value (b)	0.7	-	Fair Value (b)	0.9	(0.2)	-	(0.2)	(0.1)

(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2009	2010	2011	2012	2013
Commodity Swaps:
Pay fixed/receive variable (b)	113.4	48.1	11.2	4.7	3.7
Average pay rate (a)	7.473	7.196	7.460	7.730	7.845
Average received rate (a)	4.370	5.884	6.740	6.954	7.121
Fair value (b)	66.3	39.3	10.1	4.3	3.3

Pay variable/receive fixed (b)	0.1	-	-	-	-
Average pay rate (a)	4.348	-	-	-	-
Average received rate (a)	7.330	-	-	-	-
Fair value (b)	0.1	-	-	-	-

Basis Swaps:
Pay variable/receive variable (b)	74.3	30.9	5.2	3.3	3.4
Average pay rate (a)	4.306	5.916	6.848	7.054	7.211
Average received rate (a)	4.226	5.798	6.710	6.898	7.055
Fair value (b)	73.0	30.3	5.1	3.2	3.3

(a) Weighted average, in dollars
(b) Millions of dollars

The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. See Note 5 to the condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2009, SCANA Corporation (SCANA) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2009, SCANA’s disclosure controls and procedures were effective. There has been no change in SCANA’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

ITEM 1. FINANCIAL STATEMENTS

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
Millions of dollars	2009	2008
Assets

Utility Plant In Service	$8,992	$8,918
Accumulated Depreciation and Amortization	(2,841)	(2,794)
Construction Work in Progress	806	704
Nuclear Fuel, Net of Accumulated Amortization	83	77
Utility Plant, Net	7,040	6,905

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	46	46
Assets held in trust, net - nuclear decommissioning	55	54
Nonutility Property and Investments, Net	101	100

Current Assets:
Cash and cash equivalents	218	119
Receivables, net of allowance for uncollectible accounts of $3 and $3	350	483
Receivables - affiliated companies	2	23
Inventories (at average cost):
Fuel and gas supply	181	172
Materials and supplies	99	100
Emission allowances	14	15
Prepayments and other	88	155
Total Current Assets	952	1,067

Deferred Debits and Other Assets:
Regulatory assets	976	854
Other	132	126
Total Deferred Debits and Other Assets	1,108	980
Total	$9,201	$9,052

	March 31,	December 31,
Millions of dollars	2009	2008
Capitalization and Liabilities

Common equity	$2,824	$2,704
Noncontrolling interest	95	95
Total Equity	2,919	2,799
Preferred Stock, net (Not subject to purchase or sinking funds)	106	106
Preferred Stock, net (Subject to purchase or sinking funds)	7	7
Long-Term Debt, net	3,197	3,033
Total Capitalization	6,229	5,945

Current Liabilities:
Short-term borrowings	92	34
Current portion of long-term debt	46	140
Accounts Payable	159	187
Affiliated Payables	87	80
Customer deposits and customer prepayments	46	56
Taxes accrued	34	120
Interest accrued	47	50
Dividends declared	45	44
Derivative liabilities	41	55
Other	25	28
Total Current Liabilities	622	794

Deferred Credits and Other Liabilities:
Deferred income taxes, net	908	890
Deferred investment tax credits	102	102
Asset retirement obligations	443	437
Due to parent - postretirement and other benefits	238	236
Regulatory liabilities	623	608
Other	36	40
Total Deferred Credits and Other Liabilities	2,350	2,313
Commitments and Contingencies (Note 7)		-
Total	$9,201	$9,052

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2009	2008
Operating Revenues:
Electric	$500	$491
Gas	157	202
Total Operating Revenues	657	693

Operating Expenses:
Fuel used in electric generation	186	177
Purchased power	5	5
Gas purchased for resale	105	149
Other operation and maintenance	124	129
Depreciation and amortization	68	68
Other taxes	41	40
Total Operating Expenses	529	568

Operating Income	128	125

Other Income (Expense):
Other income	3	7
Other expenses	(3)	(3)
Interest charges, net of allowance for borrowed funds
used during construction of $5 and $3	(40)	(36)
Allowance for equity funds used during construction	7	2
Total Other Expense	(33)	(30)

Income Before Income Tax Expense and Preferred Stock Dividends	95	95
Income Tax Expense	31	34

Net Income	64	61
Less Net Income Attributable to Noncontrolling Interest	2	2

Net Income Attributable to SCE&G	62	59
Preferred Stock Cash Dividends Declared	2	2

Earnings Available for Common Shareholder	$60	$57

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
Millions of dollars	2009	2008
Cash Flows From Operating Activities:
Net income	$64	$61
Adjustments to Reconcile Net Income to Net Cash Provided From Operating Activities:
Depreciation and amortization	68	68
Amortization of nuclear fuel	5	5
Allowance for equity funds used during construction	(7)	(1)
Carrying cost recovery	(1)	(1)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	174	7
Inventories	(18)	11
Prepayments	58	(17)
Due to (from) parent - pension and other postretirement benefits	7	(7)
Other regulatory assets	(192)	(3)
Deferred income taxes, net	17	16
Regulatory liabilities	20	29
Accounts payable	(12)	25
Taxes accrued	(86)	(65)
Interest accrued	(3)	-
Changes in fuel adjustment clauses	8	(12)
Changes in other assets	(4)	-
Changes in other liabilities	(16)	(17)
Net Cash Provided From Operating Activities	82	99
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(194)	(162)
Proceeds from sale of assets	-	1
Short-term investments - affiliate	17	-
Net Cash Used For Investing Activities	(177)	(161)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	185	248
Repayment of debt	(105)	(2)
Dividends	(44)	(36)
Contribution from parent	100	9
Short-term borrowings - affiliate, net	-	36
Short-term borrowings, net	58	(202)
Net Cash Provided From Financing Activities	194	53
Net Increase (Decrease) In Cash and Cash Equivalents	99	(9)
Cash and Cash Equivalents, January 1	119	41
Cash and Cash Equivalents, March 31	$218	$32
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $5 and $3)	$39	$29
- Income taxes	-	-
Noncash Investing and Financing Activities:
Accrued construction expenditures	68	76
See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

            The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company’s (SCE&G, and together with its consolidated affiliates, the Company) Annual Report on Form 10-K for the year ended December 31, 2008. These are interim financial statements, and due to the seasonality of the Company’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.      Variable Interest Entity

Financial Accounting Standards Board Interpretation (FIN) 46 (Revised 2003), “Consolidation of Variable Interest Entities,” requires an enterprise’s consolidated financial statements to include entities in which the enterprise has a controlling financial interest. SCE&G has determined that it has a controlling financial interest in South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (Fuel Company), and accordingly, the accompanying condensed consolidated financial statements include the accounts of SCE&G, GENCO and Fuel Company. The equity interests in GENCO and Fuel Company are held solely by SCANA Corporation (SCANA), the Company’s parent. Accordingly, GENCO’s and Fuel Company’s equity and results of operations are reflected as noncontrolling interest in the Company’s condensed consolidated financial statements.

GENCO owns a coal-fired electric generating station with a 615 megawatt net generating capacity (summer rating). GENCO’s electricity is sold solely to SCE&G under the terms of power purchase and related operating agreements. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, fossil fuel and emission allowances. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of $449 million) serves as collateral for its long-term borrowings.

B.      Basis of Accounting

The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS 71 requires cost-based, rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded regulatory assets and regulatory liabilities, summarized as follows.

	March 31,	December 31,
Millions of dollars	2009	2008
Regulatory Assets:
Accumulated deferred income taxes	$166	$166
Under collections – electric fuel adjustment clause	90	-
Environmental remediation costs	19	19
Asset retirement obligations and related funding	258	250
Franchise agreements	49	50
Deferred employee benefit plan costs	327	325
Other	67	44
Total Regulatory Assets	$976	$854

Regulatory Liabilities:
Accumulated deferred income taxes	$29	$30
Other asset removal costs	512	503
Storm damage reserve	49	48
Planned major maintenance	12	11
Other	21	16
Total Regulatory Liabilities	$623	$608

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under-collections - electric fuel adjustment clause represent amounts under-collected from customers pursuant to the fuel adjustment clause as approved by the Public Service Commission of South Carolina (SCPSC) during annual hearings. These amounts are expected to be recovered through the fuel cost component in retail electric rates during the period April 2010 through March 2012.

Environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by SCE&G. Costs incurred by SCE&G at such sites are being recovered through rates.  SCE&G is authorized to amortize $1.4 million of these costs annually.

Asset retirement obligations (ARO) and related funding represents the regulatory asset associated with the legal obligation to decommission and dismantle V. C. Summer Nuclear Station (Summer Station) and conditional AROs recorded as required by SFAS 143,“Accounting for Asset Retirement Obligations,” and FIN 47, “Accounting for Conditional Asset Retirement Obligations.”

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. Based on the SCPSC order, SCE&G began amortizing these amounts through cost of service rates in February 2003 over approximately 20 years.

Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities under the provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and the costs deferred pursuant to specific regulatory orders, but which are expected to be recovered through utility rates.

Other asset removal costs represent net collections through depreciation rates of estimated costs to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming expenditures in excess of amounts included in base rates.  SCE&G applied $0.7 million of costs during each of the three months ended March 31, 2009 and 2008 to the reserve.

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

The SCPSC or the United States Federal Energy Regulatory Commission (FERC) have reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include certain costs which have not been approved for recovery the SCPSC or by FERC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company.  In addition, the Company has deferred in utility plant in service approximately $71.6 million of unrecovered costs related to the Lake Murray backup dam project and $65.8 million of costs related to the installation of selective catalytic reactor (SCR) technology at its Cope Station generating facility. See Note 7B. These costs are not currently being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

C.      Affiliated Transactions

Carolina Gas Transmission Corporation (CGTC) transports natural gas to the Company to supply certain electric generation requirements and to serve SCE&G’s retail gas customers.  SCE&G had approximately $2.6 million payable to CGTC for transportation services at March 31, 2009 and approximately $0.7 million in receivables, related to certain transportation refunds, at December 31, 2008.

The Company participates in a utility money pool.  Money pool borrowings and investments bear interest at short-term market rates.  The Company incurred interest expense on money pool borrowings of $0.1 and $0.8 million for the three months ended March 31 2009 and 2008, respectively.  At March 31, 2009 and December 31, 2008, the Company owed an affiliate $7.8  million and had a net receivable of $9.1 million, respectively.

Total interest income from investments with affiliated companies for the three months ended March 31, 2009 and 2008 was not significant.

          SCE&G purchases natural gas and related pipeline capacity from SCANA Energy Marketing, Inc. (SEMI) to supply its Jasper County Electric Generating Station and to serve its retail gas customers. Such purchases totaled approximately $42.0 million for the three months ended March 31, 2009 and $69.8 million for the corresponding period in 2008.  SCE&G’s payables to SEMI for such purposes were $14.4 million at March 31, 2009 and $11.1 million at December 31, 2008.

D.      Pension and Other Postretirement Benefit Plans

The Company participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all permanent employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  The Company’s net periodic benefit cost for the pension plan was $8.4 million for the three months ended March 31, 2009, including deferred amounts (see below), and the Company’s net periodic benefit income from the pension plan was $4.6 million for three months ended March 31, 2008.  Net periodic benefit cost for the postretirement plan was $3.3 million for the three months ended March 31, 2009 and was $3.4 million for the corresponding period in 2008.

In February 2009, SCE&G was granted accounting orders by the SCPSC to allow the deferral of pension expense related to its utility operations above that which is included in current rates.  These costs will be deferred until future rate filings.  At March 31, 2009, these costs totaled $7.8 million.

E.        New Accounting Matters

 The Company adopted SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities,” in the first quarter of 2009.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to include how derivative instruments are accounted for and the effect of such activities on the entity’s financial statements.  The initial adoption of SFAS 161 did not impact the Company’s results of operations, cash flows or financial position.  See Note 5 for these newly required disclosures.

The Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” in the first quarter of 2009.  SFAS 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity.  The initial adoption of SFAS 160 did not significantly impact the Company’s results of operations, cash flows or financial position.  However, the noncontrolling interest amount of $95 million was included in equity on the accompanying balance sheets.

The Company adopted SFAS 141(R), “Business Combinations,” in the first quarter of 2009.   SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and the liabilities assumed at their fair values at the acquisition date.  SFAS 141(R) also requires the acquirer to disclose all of the information needed to evaluate and understand the nature and financial effect of the business combination.  The initial adoption of SFAS 141(R) did not impact the Company’s results of operations, cash flows or financial position.

F.       Preferred stock

In connection with the adoption of SFAS 160, as of January 1, 2009, SCE&G has evaluated the requirements of Emerging Issues Task Force (EITF) Topic No. 98, “Classification and Measurement of Redeemable Securities” (Topic D-98) with respect to the presentation of preferred stock not subject to sinking funds (preferred securities). In previously issued financial statements, SCE&G classified such preferred securities together with common equity in a section of the balance sheet entitled shareholders’ investment. These preferred securities contain a contingent redemption feature that allows their holders to elect a majority of SCE&G’s board of directors whenever four quarterly dividends payable on the preferred stock shall be unpaid in whole or in part. Because such a redemption triggering event is not solely within SCE&G’s control, these preferred securities should have been presented in a manner consistent with temporary equity defined in Topic D-98. Although the effects are not material to previously issued balance sheets, the presentation of these amounts has been corrected as of December 31, 2008 and 2007 for comparability purposes by presenting these $106 million of preferred securities separately from common equity. This change had no impact on income or earnings per share or on cash flows for any period presented.

G.       Income and Other Taxes

No material changes in the status of the Company tax positions have occurred during the three months ended March 31, 2009.

H.      Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, comprised of the deferred cost of employee benefit plans, totaled $45.3 million as of March 31, 2009 and $46.2 million as of December 31, 2008.

2.        RATE AND OTHER REGULATORY MATTERS

 Electric

SCE&G’s rates are established using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. On October 30, 2008, the SCPSC approved a settlement agreement between SCE&G and the South Carolina Office of Regulatory Staff (ORS), whereby SCE&G increased the fuel cost portion of its electric rates.  SCE&G sought the increase due to significant unexpected increases in fuel costs through the first half of 2008.  The increase was effective with the first billing cycle of November 2008.

On April 22, 2009 the SCPSC approved a settlement agreement between SCE&G, ORS and others, authorizing SCE&G to increase the fuel cost portion of its electric rates, effective with the first billing cycle of May 2009. As a part of the settlement, SCE&G agreed to spread the recovery of these uncollected fuel costs over a three year period, as further described in Note 1A. Due to the extended recovery period, SCE&G will be allowed to collect interest on the deferred balance.

By Order dated October 7, 2008, the SCPSC approved SCE&G’s request to begin initial clearing, excavation and construction activities related to the proposed nuclear generation project discussed below.

On February 11, 2009 the SCPSC approved SCE&G’s combined application pursuant to the Base Load Review Act (the BLRA), seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order, relating to proposed construction by SCE&G and South Carolina Public Service Authority (Santee Cooper) to build and operate two new nuclear generating units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement and construction contract under which they will be built. The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with the schedules, estimates and projections, including contingencies set forth in the approved application.  As part of its Order, the SCPSC approved the initial rate increase of $7.8 million, or 0.4%, related to recovery of the cost of capital on project expenditures through June 30, 2008, and the revised rates became effective for bills rendered on and after March 29, 2009.  In addition,  SCE&G will be allowed to file revised rates with the SCPSC each year to incorporate any incremental construction work in progress incurred for new nuclear generation.  Requested rate adjustments would be based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.

On March 31, 2008, SCE&G and Santee Cooper filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL).  This COL application for the two new units was reviewed for completeness by the NRC and docketed on July 31, 2008.  On September 26, 2008 the NRC issued a 30-month review schedule from the docketing date to the issuance of the safety evaluation report which would signify satisfactory completion of their review.  Both the environmental and safety reviews by the NRC continue to be in progress and should support a COL issuance by July 2011.  This date would support both the project schedule and the substantial completion dates for the two new units in 2016 and 2019, respectively.

Gas

By Order dated October 14, 2008, the SCPSC approved an increase in SCE&G’s retail gas base rates of $3.7 million, effective the first billing cycle of November 2008. This action was the result of a review by the ORS of SCE&G’s rate of return report for gas distribution operations for the 12-month period ended March 31, 2008, as mandated by the South Carolina Natural Gas Rate Stabilization Act (RSA). The approved rate increase will allow SCE&G the opportunity to earn a 10.25 percent return on common equity as established in its last general retail natural gas base rate case proceeding in 2005.  The RSA provides for rate adjustments, either upward or downward, on an annual basis to reflect ongoing changes in investments and in revenues and expenses associated with maintaining and expanding the company’s natural gas service infrastructure.

SCE&G’s tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities.  SCE&G's rates are calculated using a methodology which adjusts the cost of gas monthly based on a 12-month rolling average.

3.       LONG-TERM DEBT AND SHORT-TERM LIQUIDITY

Long-term Debt

On March 17, 2009, SCE&G issued $175 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale were used to repay short-term debt and for general corporate purposes.

Substantially all of SCE&G's and GENCO's electric utility plant is pledged as collateral in connection with long-term debt. The Company is in compliance with all debt covenants.

Liquidity

At March 31, 2009 and December 31, 2008, SCE&G (including Fuel Company) had available the following lines of credit and other borrowings outstanding:

	SCE&G (c)
	March 31,	December 31,
Millions of dollars	2009	2008
Lines of credit:
Committed long-term (expire December 2011)
Total	$650	$650
Outstanding bank loans	280	285
Weighted average interest rate	.73%	1.61%
Outstanding commercial paper (270 or fewer days) (a)	93	34
Weighted average interest rate	1.13%	5.69%
Uncommitted (b ):
Total	$78	$78
Used	-	-
Weighted average interest rate	-	-

(a)        Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of short-
           term commercial paper or bank loans.
(b)        SCANA, SCE&G or a combination may use the line of credit.
(c)        SCE&G and Fuel Company may issue commercial paper in the amounts of up to $350 million for SCE&G and up to $250 million for Fuel Company.

The committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks.  Wachovia Bank, National Association and Bank of America, N.A. each provide 14.3% of the aggregate $650 million credit facilities, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provide 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provide 9.1%.  Four other banks provide the remaining 9.6%.  These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company). When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company).

The South Carolina Jobs-Economic Development Authority (JEDA) issued $35.0 million of Industrial Revenue Bonds in December 2008, the proceeds of which were loaned to SCE&G.  The payment of the principal and interest on the bonds is secured by a letter of credit issued by Branch Banking and Trust Company.  The bonds mature on December 1, 2038.  This initial credit facility will expire on December 10, 2011.  Similarly, JEDA issued $36.4 million of Industrial Revenue Bonds in November 2008, the proceeds of which were loaned to GENCO and guaranteed by SCANA.  The bonds mature on December 1, 2038.  The payment of the principal and interest on these bonds is secured by a letter of credit issued by Bank of America.  This initial credit facility will expire on November 14, 2009.

4.        COMMON EQUITY

 Changes in common equity during the three months ended March 31 were as follows:

In Millions	Common Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2008	$2,704	$95	$2,799
Capital contribution from parent	101	-	101
Dividends declared	(41)	(2)	(43)
Net income	62	2	64
Balance as of March 31, 2009	$2,826	$95	$2,921

Balance at December 31, 2007	$2,622	$89	$2,711
Capital contribution from parent	6	2	8
Dividends declared	(40)	(2)	(42)
Net income	59	2	61
Balance as of March 31, 2008	$2,647	$91	$2,738

5.       FINANCIAL INSTRUMENTS

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended, requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS 133 further provides that changes in the fair value of derivative instruments are either recognized in earnings or reported as a component of other comprehensive income (loss), depending upon the intended use of the derivative and the resulting designation. The fair value of derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from counterparties.

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

The Company’s regulated gas operations hedge natural gas purchasing activities using over-the-counter options and swaps and New York Mercantile Exchange (NYMEX) futures and options. The Company’s tariffs include a PGA that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of these hedging activities are to be included in the PGA. As such, the cost of related derivatives and gains and losses on such derivatives utilized to hedge gas purchasing activities are recoverable through the weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability.  These derivative financial instruments are not designated as hedges in accordance with SFAS 133.

The Company uses interest swap agreements to manage interest rate risk on certain debt instruments.  In anticipation of the issuance of debt, the Company may use interest rate lock or similar swap agreements. These arrangements are designated as cash flow hedges. Changes in fair value and payments made or received upon termination of such agreements are recorded in regulatory assets or regulatory liabilities and amortized to interest expense over the term of the underlying debt. As permitted by SFAS 104, “Statement of Cash Flows – Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions,” payments received or made are classified as a financing activity in the consolidated statement of cash flows.

Quantitative Disclosures Related to Derivatives

At March 31, 2009, the Company was party to natural gas derivative contracts for 4,802,000 dekatherms.  Also at March 31, 2009, the Company was a party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $221.4 million.

	Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
As of March 31, 2009	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location	Value	Location	Value
Derivatives designated as hedging
instruments under SFAS 133
Interest rate contracts	Other deferred debits	$3	Other current liabilities	$29
			Other deferred credits	2
Total		$3		$31

Derivatives not designated as hedging instruments under SFAS 133			Accounts receivables	2
Commodity contracts	Prepayments and other	4	Derivative liabilities	12
Total		$4		$14

The effect of derivative instruments on the statement of income for the quarter ended March 31, 2009 is as follows:

	Gain or (Loss) Deferred	Gain or (Loss) Reclassified
	in Regulatory Accounts	from Deferred Accounts
Derivatives in SFAS 133	(Effective Portion)	(Effective Portion)
Cash Flow Hedging Relationships	2009	Location	Amount
Interest rate contracts	$20	Interest expense	$(1)
Total	$20		$(1)

Other gains or losses recognized in income, including both the ineffective portion of the hedging relationship and amounts excluded from effectiveness testing, were not significant.

Derivatives Not Designated as	Gain or (Loss) Recognized in Income
Hedging Instruments under SFAS 133	Location	Amount
Commodity contracts	Gas purchased for resale	$(3)
Total		$(3)

Credit Risk Considerations

Certain of the Company’s derivative instruments associated with financial and natural gas transactions contain provisions that require the Company’s debt to maintain investment grade credit ratings from major credit rating agencies.  If the Company’s debt were downgraded below investment grade, the counterparties to those derivative instruments could require margin payment and/or the posting of other adequate assurance where net liability positions exist according to the applicable contract terms. The aggregate fair value of all derivative instruments with minimum investment grade debt ratings requirements that are in net liability positions on March 31, 2009, is approximately $39 million, on which the Company had already posted margin and/or adequate assurance of $2 million in the normal course of business. This $2 million margin amount is reflected within prepayments and other current assets. If the Company’s debt ratings had been below investment grade at March 31, 2009, the Company could have been required to post an additional $37 million of margin and/or adequate assurance.

6.       FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES

The Company values commodity derivative assets and liabilities using unadjusted NYMEX prices, and considers such measure of fair value to be Level 1 for exchange traded instruments and Level 2 for over-the-counter instruments. The Company’s interest rate swap agreements are valued using broker quotes.Fair value measurements, and the level within the fair value hierarchy of SFAS 157 in which the measurements fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active	Significant Other
	Markets for Identical Assets	Observable Inputs
Millions of dollars	(Level 1)	(Level 2)
As of March 31, 2009
Assets - Derivative instruments	$3	$19
Liabilities - Derivative instruments	1	45

As of December 31, 2008
Assets - Derivative instruments	6	14
Liabilities - Derivative instruments	2	60

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.

7.       COMMITMENTS AND CONTINGENCIES

Commitments and contingencies at March 31, 2009 include the following:

A.      Nuclear Insurance

The Price-Anderson Indemnification Act deals with public liability for a nuclear incident and establishes the liability limit for third-party claims associated with any nuclear incident was $12.5 billion.  Each reactor licensee is currently liable for up to $117.5 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $17.5 million of the liability per reactor would be assessed per year. SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station, would be $78.3 million per incident, but not more than $11.7 million per year.

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper, a one-third owner of Summer Station) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $14.2 million.

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G’s rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer. SCE&G has no reason to anticipate a serious nuclear incident. However, if such an incident were to occur, it would have a material adverse impact on the Company’s results of operations, cash flows and financial position.

B.      Environmental

The United States Environmental Protection Agency (EPA) issued a final rule in 2005 known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies challenged the rule, seeking a change in the method CAIR used to allocate sulfur dioxide emission allowances.  On December 23, 2008, the United States Court of Appeals for the District of Columbia Circuit remanded the rule without vacatur.  Prior to the Court of Appeals’ decision, SCE&G and GENCO had determined that additional air quality controls would be needed to meet the CAIR requirements. SCE&G has completed the installation of SCR technology at Cope Station for nitrogen oxide reduction and SCE&G and GENCO are installing wet limestone scrubbers at Wateree and Williams Stations for sulfur dioxide reduction.   The Company expects to incur capital expenditures totaling approximately $559 million through 2010.   The Company cannot predict when the EPA will issue a revised rule or what impact the rule will have on SCE&G and GENCO.  Any costs incurred to comply with this vacated rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

On April 17, 2009 the EPA issued a proposed finding that atmospheric concentrations of greenhouse gasses endanger public health and welfare within the meaning of Section 202(a) of the Clean Air Act. The proposed finding, if finalized, would enable the EPA to regulate greenhouse gas emissions under the Clean Air Act.  The Company t cannot predict when the EPA will issue regulations related to greenhouse gas emissions, if at all, or what such regulations would require. The Company expects that any costs incurred to comply with greenhouse gas emission requirements will be recoverable through rates.

SCE&G maintains an environmental assessment program to identify and evaluate its current and former operations sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. SCE&G defers site assessment and cleanup costs and recovers them through rates (see Note 1).

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by the South Carolina Department of Health and Environmental Control.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $9.5 million.  In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina. SCE&G expects to recover any cost arising from the remediation of these four sites, net of insurance recovery, through rates.  At March 31, 2009, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $19.3 million.

The Company is also engaged in various other environmental matters incidental to its business operations which management anticipates will be resolved without a material adverse impact on the Company’s results of operations, cash flows or financial condition.

C.      Claims and Litigation

In May 2004, a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment, but did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The Circuit Court granted SCANA’s and SCE&G’s motion to dismiss and issued an order dismissing the case in June 2005. The plaintiff appealed to the South Carolina Supreme Court. The Supreme Court reversed the Circuit Court in October 2006 and returned the case to the Circuit Court for further consideration. In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.  The South Carolina Court of Appeals dismissed the plaintiff’s appeal of this ruling, determining that the Circuit Court ruling was not immediately appealable.  On February 27, 2008 the Circuit Court issued an order to conditionally certify the class, which remains limited to easements in Charleston County.  In July 2008, the plaintiff’s motion to add SCANA Communications, Inc. (SCI) to the lawsuit as an additional defendant was granted.  The parties filed motions for partial summary judgment, and the plaintiff moved to expand the class.  In December 2008 these motions were heard and denied by the court.  Trial is not anticipated before the fall of 2009.  SCANA, SCI and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

The Company is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without a material adverse impact on the Company’s results of operations, cash flows or financial condition.

D.      Nuclear Generation

On May 27, 2008, SCE&G and Santee Cooper announced that they had entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of Summer Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the two additional units, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Assuming timely receipt of federal and state approvals and construction proceeding as scheduled, the first unit is expected to completed and in service in 2016, the second in 2019. SCE&G’s share of the estimated cash outlays (future value) totals $5.3 billion for plant costs and $646 million for related transmission infrastructure costs.

8.       SEGMENT OF BUSINESS INFORMATION

The Company’s reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, earnings available to the common shareholder are not allocated to the Electric Operations and Gas Distribution segments. Intersegment revenues were not significant. All Other includes earnings and losses of equity method investments.
			Earnings
		Operating	Available to
	External	Income	Common	Segment
Millions of Dollars	Revenue	(Loss)	Shareholder	Assets
Three Months Ended March 31, 2009
Electric Operations	$500	$102		$6,720
Gas Distribution	157	27		537
All Other	-	-	$-	-
Adjustments/Eliminations	-	(1)	60	1,944
Consolidated Total	$657	$128	$60	$9,201

Three Months Ended March 31, 2008
Electric Operations	$491	$98	n/a	$5,996
Gas Distribution	202	29	n/a	490
All Other	-	-	$-	-
Adjustments/Eliminations	-	(2)	57	1,563
Consolidated Total	$693	$125	$57	$8,049

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company’s (SCE&G, and together with its consolidated affiliates, the Company) Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
AS COMPARED TO THE CORRESPONDING PERIOD IN 2008

Net Income

Net income was as follows:

Millions of dollars	2009	2008
Net income attributable to SCE&G	$61.8	$58.9

Net income increased primarily due to lower operation and maintenance expenses of $5.2 million, partially offset by lower natural gas margin of $1.0 million, higher depreciation expense of $1.4 million and higher interest expense of $2.5 million.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock held by SCANA Corporation (SCANA) during 2009:

Declaration Date	Amount	Quarter Ended	Payment Date
February 19, 2009	$40.7 million	March 31, 2009	April 1, 2009
April 23, 2009	43.0 million	June 30, 2009	July 1, 2009

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (Fuel Company).  Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2009	% Change	2008
Operating revenues	$500.1	1.9%	$491.0
Less: Fuel used in electric generation	186.1	5.2%	176.9
Purchased power	4.9	4.3%	4.7
Margin	$309.1	(0.1)%	$309.4

Margin decreased due to lower off-system sales of $5.6 million and lower industrial sales of $4.0 million, offset by increased residential and customer growth of $9.8 million.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2009	% Change	2008
Operating revenues	$156.8	(22.5)%	$202.3
Less: Gas purchased for resale	105.3	(29.4)%	149.2
Margin	$51.5	(3.0)%	$53.1

Margin decreased due to lower customer usage of $2.8 million, partially offset by an increase of $1.4 million due to the Public Service Commission of South Carolina (SCPSC)-approved increase in retail gas base rates which became effective with the first billing cycle of November 2008.

Other Operating Expenses

 Other operating expenses were as follows:

Millions of dollars	2009	% Change	2008
Other operation and maintenance	$123.5	(4.6)%	$129.5
Depreciation and amortization	67.8	(0.3)%	68.0
Other taxes	41.1	2.5%	40.1

Other operation and maintenance expenses decreased due to lower generation, transmission and distribution expense of $3.0 million and lower incentive compensation and other benefits of $4.2 million. Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) declined in 2009 compared to 2008 primarily due to lower pension income.

Pension Expense (Income)

Pension expense (income) was recorded on the Company’s income statements and balance sheets as follows:

Millions of dollars	2009	2008

Income Statement Impact:
Reduction in employee benefit costs	$(1.1)	$(0.6)
Other income	(1.0)	(3.7)
Balance Sheet Impact:
Increase (reduction) in capital expenditures	2.1	(0.2)
Component of amount due to Summer Station co-owner	0.6	(0.1)
Regulatory asset	7.8	-
Total Pension Expense (Income)	$8.4	$(4.6)

The Company is recording pension expense in 2009, while it recorded pension income in 2008.  This unfavorable change is due to the significant decline in plan asset values during the fourth quarter of 2008 stemming from turmoil in the financial markets. However, no contribution to the pension trust will be necessary in or for 2009, nor will limitations on benefit payments apply.  Additionally, in February 2009, SCE&G was granted accounting orders by the SCPSC under which it will mitigate a significant portion of this increased pension expense by deferring as a regulatory asset the amount of pension expense above that which is included in current rates for its retail electric and gas distribution regulated operations.  These costs are being deferred until future rate filings, at which time the accumulated deferred costs will be addressed prospectively.

Allowance for Funds Used During Construction (AFC)

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC increased in 2009 due to the Company’s various construction projects.

Interest Expense

    Interest charges increased primarily due to additional borrowings.

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

The Company's issuance of various securities, including short- and long-term debt, is subject to customary approval or authorization by one or more state and federal regulatory bodies including the SCPSC and FERC.

On February 28, 2009, SCE&G received from SCANA an equity advance of $100.5 million. The funds have been or will be used to finance capital expenditures, including the construction of new nuclear units, and for general corporate purposes.

 On March 17, 2009, SCE&G issued $175 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale were used to repay short-term debt and for general corporate purposes.

On April 22, 2009, S&P (Standard and Poors) downgraded the debt ratings of SCE&G one notch, with the exception of its secured debt (First Mortgage Bonds) and short-term debt, which remain unchanged. S&P also revised its long-term ratings outlook from negative to stable.

SCE&G and GENCO have obtained Federal Energy Regulatory Commission (FERC) authority to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act).  SCE&G may issue up to $700 million of unsecured promissory notes or commercial paper with maturity of one year or less, and GENCO may issue up to $100 million of short-term indebtedness.  FERC’s approval expires in February 2010.

At March 31, 2009 and December 31, 2008, SCE&G (including Fuel Company) had available the following lines of credit and other borrowings outstanding:

	SCE&G (c)
	March 31,	December 31,
Millions of dollars	2009	2008
Lines of credit:
Committed long-term (expire December 2011)
Total	$650	$650
Outstanding bank loans	280	285
Weighted average interest rate	.73%	1.61%
Outstanding commercial paper (270 or fewer days) (a)	93	34
Weighted average interest rate	1.13%	5.69%
Uncommitted (b ):
Total	$78	$78
Used	-	-
Weighted average interest rate	-	-

(a)        Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of short-term commercial paper or bank loans.
(b)        SCANA, SCE&G or a combination may use the line of credit.
(c)        SCE&G and Fuel Company may issue commercial paper in the amounts of up to $350 million for SCE&G and up to $250 million for Fuel Company.

The committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks.  Wachovia Bank, National Association and Bank of America, N.A. each provide 14.3% of the aggregate $650 million credit facilities, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provide 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provide 9.1%. Four other banks provide the remaining 9.6%. These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company). When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company).

Challenging conditions during 2008 tested the Company’s liquidity and its ability to access short-term funding sources.  During this period, all of the banks in the Company’s revolving credit facilities fully funded draws requested of them.  As of March 31, 2009, the Company had drawn approximately $280 million from its $650 million facilities, had approximately $93 million in commercial paper borrowings outstanding and approximately $218 million in cash and temporary investments.  The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity.

At March 31, 2009, the Company had net available liquidity of approximately $495 million, and the Company’s revolving credit facilities are in place until December 2011.  The Company’s overall debt portfolio has weighted average maturity of approximately 16 years and bears an average cost of 5.41%.  All long-term debt, other than facility draws, effectively bears fixed interest rates.  To further preserve liquidity, the Company rigorously reviewed its projected capital expenditures and operating costs for 2009 and reduced them where possible without impacting safety, reliability, and core customer service.

The Company's issuance of various securities, including short- and long-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including the SCPSC and Federal Energy Regulatory Commission (FERC).

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects that, barring further impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction. The Company’s ratios of earnings to fixed charges for the 3 and 12 months ended March 31, 2009 were 3.28 and 3.67, respectively.  The Company’s ratios of earnings to combined fixed charges and preference dividends for the same period were 3.06 and 3.42, respectively.

ENVIRONMENTAL AND REGULATORY MATTERS

On April 17, 2009 the EPA issued a proposed finding that atmospheric concentrations of greenhouse gasses endanger public health and welfare within the meaning of Section 202(a) of the Clean Air Act. The proposed finding, if finalized, would enable the EPA to regulate greenhouse gas emissions under the Clean Air Act. The Company cannot predict when the EPA will issue regulations related to greenhouse gas emissions, if at all, or what such regulations would require. The Company expects that any costs incurred to comply with greenhouse gas emission requirements will be recoverable through rates.

          With the pervasive emergence of concern over the issue of global warming as a significant influence upon the economy, SCANA, SCE&G and GENCO are subject to certain climate-related financial risks, including those involving regulatory requirements responsive to greenhouse gas emissions as well as those involving physical impacts which could arise from global warming. Certain other business and financial risks arising from such climate change could also arise. The Company cannot predict all the climate-related regulatory and physical risks nor the related consequences which might impact the Company, and the following discussion should not be considered all-inclusive.

From a regulatory perspective, SCE&G and GENCO continually monitors and evaluates its current and projected emission levels and strives to comply with all state and federal regulations regarding those emissions.  SCE&G and GENCO participate in the sulfur dioxide and nitrogen oxide emissions allowance programs with respect to coal plant emissions, and also have undertaken to construct additional pollution control equipment at several larger coal-fired electric generating plants.  Further, SCE&G has announced plans to construct two new nuclear generating plants which are expected to significantly reduce greenhouse gas emission levels once they are completed and dispatched, displacing some of the current coal-fired generation sources.

See also the discussion of the court action which vacated the CAIR rules (Note 7B to the condensed consolidated financial statements).  Even though those rules have been set aside, the Company has continued with its scrubber and SCR technology construction projects with the expectation that new rules will be forthcoming and on the premise that, even in the absence of such rules, the reduction of emissions to be realized upon completion of these projects is desirable.  The significant capital and other costs of these projects are disclosed in the Environmental Matters section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2008 Form 10-K.

Physical effects associated with climate changes could include the impact of possible changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to the Company’s electric system in the event of such storms, the impact of and the resultant property damage, changes in sea-level, as well as impacts on employees and on the Company’s supply chain and many others.  SCE&G serves certain of the coastal areas of South Carolina, and much of its service territory is subject to the damaging effects of Atlantic and Gulf coast hurricanes and also to the damaging impact of winter ice storms.  To help mitigate the financial risks arising from these potential occurrences, SCE&G maintains insurance on certain properties and also accumulates funds from customers in a storm damage reserve (see Note 1 to the condensed consolidated financial statements).  As part of its ongoing operations, SCE&G maintains emergency response and storm preparation plans and teams, and applicable personnel participate in ongoing training and related simulations in advance of such storms, all in order to allow the Company to protect its assets and to return its systems to normal reliable operation in a timely fashion following any such event.

OTHER MATTERS

Off-Balance Sheet Transactions

SCE&G does not hold investments in unconsolidated special purpose entities such as those described in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or as described in FIN 46(R), “Consolidation of Variable Interest Entities.” The Company does not engage in off-balance sheet financing or similar transactions, although it is party to incidental operating leases in the normal course of business, generally for office space, furniture, equipment and rail cars.

Environmental Matters, Claims and Litigation

For additional information related to environmental matters and claims and litigation, see Notes 7B and 7C to the condensed consolidated financial statements.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Interest Rate Risk - The Company’s market risk exposures relative to interest rate risk have not changed materially compared with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Interest rates on the Company’s outstanding debt are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives.  The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.  For further discussion of changes in long-term debt, see ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES.

Commodity price risk - The following table provides information about the Company’s financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 dekatherms. Fair value represents quoted market prices.

Expected Maturity:
	Futures Contracts		Options
			Purchased Call	Purchased Put
2009	Long	2009	Long	Long
Settlement Price (a)	4.01	Strike Price (a)	7.65	8.03
Contract Amount (b)	4.2	Contract Amount (b)	4.4	7.2
Fair Value (b)	2.0	Fair Value (b)	0.2	(3.7)

		2010
		Strike Price (a)	7.57	-
		Contract Amount (b)	3.0	-
		Fair Value (b)	0.2	-
(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2009	2010
Commodity Swaps:
Pay fixed/receive variable (b)	21.6	0.7
Average pay rate (a)	9.040	11.554
Average received rate (a)	4.156	5.823
Fair value (b)	9.9	0.4

(a) Weighted average, in dollars
(b) Millions of dollars

The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. See Note 5 to the condensed consolidated financial statements.

 ITEM 4T.  CONTROLS AND PROCEDURES

As of March 31, 2009, South Carolina Electric & Gas Company (SCE&G) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2009, SCE&G’s disclosure controls and procedures were effective. There has been no change in SCE&G’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 26, 2008, a purported class action was filed in U.S. District Court for the Northern District of Georgia, originally styled Weiskircher, et al. v. SCANA Energy Marketing, Inc., as more particularly described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The plaintiffs filed a notice of appeal on August 28, 2008 and the case was settled on appeal.  The resolution of this matter did not have a material adverse impact on the Company’s results of operations, cash flows or financial condition.

ITEM 6.  EXHIBITS

SCANA Corporation (SCANA) and South Carolina Electric & Gas Company (SCE&G):

Exhibits filed or furnished with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

As permitted under Item 601(b) (4) (iii) of Regulation S-K, instruments defining the rights of holders of long-term debt of less than 10 percent of the total consolidated assets of SCANA, for itself and its subsidiaries, and of SCE&G, for itself and its consolidated affiliates, have been omitted and SCANA and SCE&G agree to furnish a copy of such instruments to the Commission upon request.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of each registrant shall be deemed to relate only to matters having reference to such registrant and any subsidiaries thereof.

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
May 8, 2009	James E. Swan, IV
Controller
(Principal accounting officer)

EXHIBIT INDEX

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

3.01	X		Restated Articles of Incorporation of SCANA Corporation as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)
3.02	X		Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)
3.03		X
Restated Articles of Incorporation of South Carolina Electric & Gas Company, as adopted on
May 3, 2001 (Filed as Exhibit 3.01 to Registration Statement No. 333-65460 and incorporated by reference herein)

3.04		X	Articles of Amendment effective as of the dates indicated below and filed as exhibits to the Registration Statements set forth below and are incorporated by reference herein
			May 22, 2001	Exhibit 3.02	to Registration No. 333-65460
			June 14, 2001	Exhibit 3.04	to Registration No. 333-65460
			August 30, 2001	Exhibit 3.05	to Registration No. 333-101449
			March 13, 2002	Exhibit 3.06	to Registration No. 333-101449
			May 9, 2002	Exhibit 3.07	to Registration No. 333-101449
			June 4, 2002	Exhibit 3.08	to Registration No. 333-101449
			August 12, 2002	Exhibit 3.09	to Registration No. 333-101449
			March 13, 2003	Exhibit 3.03	to Registration No. 333-108760
			May 22, 2003	Exhibit 3.04	to Registration No. 333-108760
			June 18, 2003	Exhibit 3.05	to Registration No. 333-108760
			August 7, 2003	Exhibit 3.06	to Registration No. 333-108760
			February 26, 2004	Exhibit 3.05	to Registration No. 333-145208-01
			May 18, 2004	Exhibit 3.06	to Registration No. 333-145208-01
			June 18, 2004	Exhibit 3.07	to Registration No. 333-145208-01
			August 12, 2004	Exhibit 3.08	to Registration No. 333-145208-01
			March 9, 2005	Exhibit 3.09	to Registration No. 333-145208-01
			May 16, 2005	Exhibit 3.10	to Registration No. 333-145208-01
			June 15, 2005	Exhibit 3.11	to Registration No. 333-145208-01
			August 16, 2005	Exhibit 3.12	to Registration No. 333-145208-01
			March 14, 2006	Exhibit 3.13	to Registration No. 333-145208-01
			May 11, 2006	Exhibit 3.14	to Registration No. 333-145208-01
			June 28, 2006	Exhibit 3.15	to Registration No. 333-145208-01
			August 16, 2006	Exhibit 3.16	to Registration No. 333-145208-01
			March 13, 2007	Exhibit 3.17	to Registration No. 333-145208-01
			May 22, 2007	Exhibit 3.18	to Registration No. 333-145208-01
			June 22, 2007	Exhibit 3.19	to Registration No. 333-145208-01
			August 21, 2007	Exhibit 3.05	on Post-Effective Amendment No. 1 to Registration No. 333-145208-01
			May 15, 2008	Exhibit 3.06	on Post-Effective Amendment No. 1 to Registration No. 333-145208-01
			July 9, 2008	Exhibit 3.07	on Post-Effective Amendment No. 1 to Registration No. 333-145208-01
			August 28, 2008	Exhibit 3.08	on Post-Effective Amendment No. 1 to Registration No. 333-145208-01

3.05		X	Articles of Correction filed on June 1, 2001 correcting May 22, 2001 Articles of Amendment (Filed as Exhibit 3.03 to Registration Statement No. 333-65460 and incorporated by reference herein)
3.06		X
Articles of Correction filed on February 17, 2004 correcting Articles of Amendment for the dates indicated below and filed as exhibits to Registration Statement No. 333-145208-01 set forth below and are incorporated by reference herein

			May 7, 2001	Exhibit 3.21(a)
			May 22, 2001	Exhibit 3.21(b)
			June 14, 2001	Exhibit 3.21(c)
			August 30, 2001	Exhibit 3.21(d)

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

			March 13, 2002	Exhibit 3.21(e)
			May 9, 2002	Exhibit 3.21(f)
			June 4, 2002	Exhibit 3.21(g)
			August 12, 2002	Exhibit 3.21(h)
			March 13, 2003	Exhibit 3.21(i)
			May 22, 2003	Exhibit 3.21(j)
			June 18, 2003	Exhibit 3.21(k)
			August 7, 2003	Exhibit 3.21(l)
3.07		X	Articles of Correction dated March 17, 2006, correcting March 14, 2006 Articles of Amendment (Filed as Exhibit 3.22 to Registration Statement No. 333-145208-01 and incorporated by reference herein)
3.08		X
Articles of Correction dated September 6, 2006, correcting August 16, 2006 Articles of Amendment (Filed as Exhibit 3.23 to Registration Statement No. 333-145208-01 and incorporated by reference herein)

3.09		X
Articles of Correction dated May 20, 2008, correcting May 15, 2008 Articles of Amendment (Filed as Exhibit 3.13 to Post-Effective Amendment No 1 to Registration Statement No. 333-145208-01 and incorporated by reference herein)

3.10	X		By-Laws of SCANA as revised and amended on February 19, 2009 (Filed as Exhibit 3.14 on Post-Effective Amendment No. 1 to Registration Statement No. 333-145208-01 and incorporated by reference herein)
3.11		X	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)
10.01	X	X
Engineering, Procurement and Construction Agreement, dated May 23, 2008, between South Carolina
Electric & Gas Company, for itself and as Agent for the South Carolina Public Service Authority and a Consortium consisting of Westinghouse Electric Company LLC and Stone &Webster, Inc. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (Filed as Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 2008 and incorporated by reference herein)

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