Form 10-Q/A
period 2008-06-30
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2009-07-02
CIK 91882, 754737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at July 31, 2008
SCANA Corporation	Without Par Value	116,981,276
South Carolina Electric & Gas Company	$4.50 Par Value	40,296,147	(a)

(a)Owned beneficially and of record by SCANA Corporation.

This combined Form 10-Q/A, Amendment No. 1, is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other company.

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q of SCANA Corporation (“SCANA”) and South Carolina Electric & Gas Company (“SCE&G”) for the quarter ended June 30, 2008 (the “Form 10-Q”) is being filed to amend Exhibit 10.01 thereto (the “Exhibit”) in connection with SCANA’s and SCE&G’s confidential treatment request for certain portions of the Exhibit.  No changes are being made to any other portions of the Form 10-Q originally filed.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
July 2, 2009	James E. Swan, IV
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

3.09		X	Articles of Correction dated May 20, 2008, correcting May 15, 2008 Articles of Amendment (Filed as Exhibit 3.02 to Form 8-K on May 21, 2008 and incorporated by reference herein)

3.10	X		By-Laws of SCANA as revised and amended on December 13, 2000 (Filed as Exhibit 3.01 to Registration Statement No. 333-68266 and incorporated by reference herein)

3.11		X	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)

10.01	X	X

Engineering, Procurement and Construction Agreement, dated May 23, 2008, between South Carolina Electric & Gas Company, for itself and as Agent for the South Carolina Public Service Authority and a Consortium consisting of Westinghouse Electric Company LLC and Stone &Webster, Inc. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (Filed herewith)

31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Previously
Filed)

31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Previously
Filed)

31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Previously
Filed)

31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 ((Previously
Filed)

31.05	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.06	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

31.07		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.08		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

32.01	X		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Previously Furnished)

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

32.02	X		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Previously Furnished)

32.03		X	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Previously Furnished)

32.04		X	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Previously Furnished)