Form 10-Q
period 2009-06-30
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2009-08-10
CIK 91882, 754737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
(803) 217-9000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. SCANA Corporation Yes ☒ No ☐ South Carolina Electric & Gas Company Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). SCANA Corporation Yes ☐ No ☐ South Carolina Electric & Gas Company Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

SCANA Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐
South Carolina Electric & Gas Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No  ☒  South Carolina Electric & Gas Company Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at July 31, 2009
SCANA Corporation	Without Par Value	122,517,542
South Carolina Electric & Gas Company	$4.50 Par Value	40,296,147 (a)
(a) Owned beneficially and of record by SCANA Corporation.

This combined Form 10-Q is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other company.

JUNE 30, 2009

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

 (11)    the results of efforts to license, site, construct and finance facilities for baseload electric generation;

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

SCANA CORPORATION
FINANCIAL SECTION

 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
Millions of dollars	2009	2008
Assets

Utility Plant In Service	$10,618	$10,433
Accumulated Depreciation and Amortization	(3,243)	(3,146)
Construction Work in Progress	936	711
Nuclear Fuel, Net of Accumulated Amortization	100	77
Acquisition Adjustments	230	230
Utility Plant, Net	8,641	8,305

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $99 and $94	249	194
Assets held in trust, net-nuclear decommissioning	58	54
Other investments	69	68
Nonutility Property and Investments, Net	376	316

Current Assets:
Cash and cash equivalents	390	272
Receivables, net of allowance for uncollectible accounts of $9 and $11	549	828
Inventories (at average cost):
Fuel and gas supply	310	358
Materials and supplies	108	108
Emission allowances	13	15
Prepayments and other	167	232
Deferred income taxes	9	23
Total Current Assets	1,546	1,836

Deferred Debits and Other Assets:
Regulatory assets	1,014	905
Other	143	140
Total Deferred Debits and Other Assets	1,157	1,045
Total	$11,720	$11,502

	June 30,	December 31,
Millions of dollars	2009	2008
Capitalization and Liabilities

Common Equity	$3,270	$3,045
Preferred Stock (Not subject to purchase or sinking funds)	106	106
Preferred Stock (Subject to purchase or sinking funds)	7	7
Long-Term Debt, net	4,546	4,361
Total Capitalization	7,929	7,519

Current Liabilities:
Short-term borrowings	136	80
Current portion of long-term debt	30	144
Accounts payable	338	405
Customer deposits and customer prepayments	88	97
Taxes accrued	72	128
Interest accrued	69	69
Dividends declared	60	56
Other	98	176
Total Current Liabilities	891	1,155

Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,048	1,009
Deferred investment tax credits	103	103
Asset retirement obligations	470	458
Pension and other postretirement benefits	267	261
Regulatory liabilities	883	838
Other	129	159
Total Deferred Credits and Other Liabilities	2,900	2,828

Commitments and Contingencies (Note 7)	-	-
Total	$11,720	$11,502

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars, except per share amounts	2009	2008	2009	2008
Operating Revenues:
Electric	$521	$576	$1,018	$1,064
Gas - regulated	136	210	558	692
Gas - nonregulated	221	432	645	996
Total Operating Revenues	878	1,218	2,221	2,752

Operating Expenses:
Fuel used in electric generation	190	227	375	404
Purchased power	3	16	8	21
Gas purchased for resale	269	555	913	1,393
Other operation and maintenance	163	167	322	344
Depreciation and amortization	83	79	165	159
Other taxes	45	43	90	87
Total Operating Expenses	753	1,087	1,873	2,408

Operating Income	125	131	348	344

Other Income (Expense):
Other income	12	17	24	37
Other expenses	(12)	(10)	(20)	(20)
Interest charges, net of allowance for borrowed funds
used during construction of $6, $4, $12 and $7	(55)	(54)	(113)	(107)
Allowance for equity funds used during construction	7	2	14	4
Total Other Expense	(48)	(45)	(95)	(86)

Income Before Income Tax Expense and
Earnings from Equity Method Investments	77	86	253	258
Income Tax Expense	21	29	82	91

Income Before Earnings from Equity Method Investments	56	57	171	167
Earnings from Equity Method Investments	1	2	2	3

Net Income	57	59	173	170
Less Preferred Dividends of Subsidiary	(2)	(2)	(4)	(4)
Income Available to Common Shareholders of SCANA Corporation	$55	$57	$169	$166

Basic and Diluted Earnings Per Share of Common Stock	$.45	$.48	$1.39	$1.42
Weighted Average Shares Outstanding (millions)	121.8	116.7	121.4	116.7
Dividends Declared Per Share of Common Stock	$.47	$.46	$.94	$.92

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
Millions of dollars	2009	2008
Cash Flows From Operating Activities:
Net income	$173	$170
Adjustments to reconcile net income to net cash provided from operating activities:
Excess earnings from equity method investments, net of distributions	(1)	-
Deferred income taxes, net	37	48
Depreciation and amortization	179	159
Amortization of nuclear fuel	11	5
Allowance for equity funds used during construction	(14)	(4)
Carrying cost recovery	(3)	(3)
Changes in certain assets and liabilities:
Receivables	279	78
Inventories	27	45
Prepayments and other	60	(102)
Other regulatory assets	(111)	(21)
Regulatory liabilities	18	41
Accounts payable	(105)	17
Taxes accrued	(56)	(86)
Interest accrued	-	14
Changes in other assets	(20)	(8)
Changes in other liabilities	(74)	(26)
Net Cash Provided From Operating Activities	400	327
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(400)	(438)
Proceeds from sale of assets and investments	15	3
Nonutility property additions	(57)	(23)
Net Cash Used For Investing Activities	(442)	(458)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	147	-
Proceeds from issuance of debt	208	665
Repayment of long-term debt	(137)	(110)
Dividends	(114)	(109)
Short-term borrowings, net	56	(299)
Net Cash Provided From Financing Activities	160	147
Net Increase In Cash and Cash Equivalents	118	16
Cash and Cash Equivalents, January 1	272	134
Cash and Cash Equivalents, June 30	$390	$150
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $12 and $7)	$113	$90
- Income taxes	53	107

Noncash Investing and Financing Activities:
Accrued construction expenditures	119	51

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2009	2008	2009	2008
Net Income	$57	$59	$173	$170
Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains (losses) arising during period, net	4	14	(19)	20
Reclassified to net income:
(Gains) losses on cash flow hedging activities	16	(4)	43	(4)
Amortization of deferred employee benefit plan costs, net of taxes	1	-	2	-
Total Comprehensive Income	78	69	199	186
Less Comprehensive Income Attributable to Noncontrolling Interest	(2)	(2)	(4)	(4)
Comprehensive Income Attributable to Common Shareholders of SCANA Corporation (1)	$76	$67	$195	$182

(1) Accumulated other comprehensive loss totaled $83.4 million as of June 30, 2009 and $108.6 million as of December 31, 2008.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

On July 1, 2009 the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification or ASC) became the single source of authoritative accounting principles generally accepted in the United States (GAAP).  Throughout these notes, references to ASC are presented parenthetically along with references to pre-Codification GAAP.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.      Basis of Accounting

The Company’s cost-based, rate-regulated utilities recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded regulatory assets and regulatory liabilities, summarized as follows.

	June 30,	December 31,
Millions of dollars	2009	2008
Regulatory Assets:
Accumulated deferred income taxes	$171	$171
Under-collections - electric fuel adjustment clause	75	-
Environmental remediation costs	27	27
Asset retirement obligations and related funding	276	265
Franchise agreements	48	50
Deferred employee benefit plan costs	349	345
Other	68	47
Total Regulatory Assets	$1,014	$905

Regulatory Liabilities:
Accumulated deferred income taxes	$30	$32
Other asset removal costs	713	688
Storm damage reserve	50	48
Planned major maintenance	15	11
Monetization of bankruptcy claim	42	43
Other	33	16
Total Regulatory Liabilities	$883	$838

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset. Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the Public Service Commission of South Carolina (SCPSC) during annual hearings which are expected to be recovered in retail electric rates during the period July 2010 through April 2012.  As a part of a settlement agreement approved by the SCPSC in April 2009, SCE&G is allowed to collect interest on the deferred balance during the recovery period.

Environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by South Carolina Electric & Gas Company (SCE&G) are being recovered through rates, of which $19.7 million remain to be recovered. SCE&G is authorized to amortize $1.4 million of these costs annually.  At sites owned by Public Service Company of North Carolina, Incorporated (PSNC Energy), costs totaling $3.5 million are being recovered through rates over a three-year period beginning November 2008.  In addition, management believes that estimated remaining costs of $4.4 million will be recoverable through rates.

          Asset retirement obligations (ARO) and related funding represents the regulatory asset associated with the legal obligation to decommission and dismantle V. C. Summer Nuclear Station (Summer Station) and conditional AROs recorded as required by Statement of Financial Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations” (ASC 410, Asset Retirement and Environmental Obligations), and FASB Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” (ASC 410-20, Asset Retirement Obligations).

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. Based on an SCPSC order, SCE&G began amortizing these amounts through cost of service rates in February 2003 over approximately 20 years.

Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities under the provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (ASC 715, Compensation-Retirement Benefits), and costs deferred pursuant to specific regulatory orders, but which are expected to be recovered through utility rates.

Other asset removal costs represent net collections through depreciation rates of estimated costs to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming expenditures in excess of amounts included in base rates.  SCE&G applied $1.4 million of costs during each of the six months ended June 30, 2009 and 2008 to the reserve.

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

The SCPSC or the North Carolina Utilities Commission (NCUC) (collectively, state commissions) or the United States Federal Energy Regulatory Commission (FERC) have reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include certain costs which have not been approved for recovery by a state commission or by FERC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company.  In addition, the Company has deferred in utility plant in service approximately $72.6 million of unrecovered costs related to the Lake Murray backup dam project and $70.0 million of costs related to the installation of selective catalytic reactor (SCR) technology at its Cope Station generating facility.  See Note 7B.  These costs are not currently being recovered, but are expected to be recovered through rates in future periods.  In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71, “Accounting for the Effects of Certain Types of Regulation” (ASC 980, Regulated Operations), and could be required to write off its regulatory assets and liabilities.  Such an event could have a material adverse effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

B.       Earnings Per Share

 In accordance with SFAS 128, “Earnings Per Share” (ASC 260, Earnings Per Share), the Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period.  The Company computes diluted earnings per share using this same formula, after giving effect to securities considered to be dilutive potential common stock. The Company uses the treasury stock method in determining total dilutive potential common stock.  The Company has issued no securities that would have an antidilutive effect on earnings per share.

 C.     Pension and Other Postretirement Benefit Plans

Components of net periodic benefit income or cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2009	2008	2009	2008
Three months ended June 30,
Service cost	$3.8	$3.9	$1.1	$1.1
Interest cost	11.2	10.9	3.1	3.1
Expected return on assets	(12.9)	(20.5)	-	-
Prior service cost amortization	1.8	1.8	0.3	0.3
Transition obligation amortization	-	-	0.2	0.2
Amortization of actuarial loss	5.8	-	-	-
Net periodic benefit (income) cost	$9.7	$(3.9)	$4.7	$4.7

Six months ended June 30,
Service cost	$7.6	$7.8	$2.2	$2.2
Interest cost	22.5	21.8	6.1	6.1
Expected return on assets	(25.7)	(40.9)	-	-
Prior service cost amortization	3.5	3.5	0.6	0.6
Transition obligation amortization	-	-	0.4	0.4
Amortization of actuarial loss	11.5	-	-	-
Net periodic benefit (income) cost	$19.4	$(7.8)	$9.3	$9.3

In February 2009, SCE&G was granted accounting orders by the SCPSC to allow the deferral until future rate filings of pension expense related to its utility operations above that which is included in current rates.  Costs totaling $7.8 million of the $9.7 million for the three months ended June 30, 2009 have been deferred.  Costs totaling $15.6 million of the $19.4 million for the six months ended June 30, 2009 have been deferred.

D.      New Accounting Matters

The Company adopted SFAS 165, “Subsequent Events” (ASC 855, Subsequent Events), effective June 30, 2009.  SFAS 165 makes the Company’s management responsible for subsequent-events accounting and disclosure.  The adoption of SFAS 165 did not impact the Company’s results of operations, cash flows or financial position.  See Note 1H for the required disclosure.

The Company adopted FASB Staff Position FAS 107-b and APB 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 820, Fair Value Measurements and Disclosures), effective June 30, 2009.  This FASB Staff Position amended SFAS 107, “Fair Value of Financial Instruments,” to require certain disclosures related to fair value in interim financial statements.  See Note 6 for the required disclosure.

The Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”(ASC 815, Derivatives and Hedging), in the first quarter of 2009.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to include how derivative instruments are accounted for and the effect of such activities on the entity’s financial statements.  The initial adoption of SFAS 161 did not impact the Company’s results of operations, cash flows or financial position.  See Note 5 for the required disclosure.

The Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”(ASC 810, Consolidation) in the first quarter of 2009.  SFAS 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity.  The initial adoption of SFAS 160 did not significantly impact the Company’s results of operations, cash flows or financial position.

The Company adopted SFAS 141(R), “Business Combinations” (ASC 805, Business Combinations) in the first quarter of 2009.   SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and the liabilities assumed at their fair values at the acquisition date.  SFAS 141(R) also requires the acquirer to disclose all of the information needed to evaluate and understand the nature and financial effect of the business combination.  The initial adoption of SFAS 141(R) did not impact the Company’s results of operations, cash flows or financial position.

FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1) (ASC 715-20, Compensation-Retirement Benefits), was issued on December 30, 2008.  FSP FAS 132(R)-1 amends SFAS 132(R) to require enhanced disclosures about an employer’s plan assets in a defined benefit pension plan or other postretirement plan.  The disclosures required, similar to those required under SFAS 157, “Fair Value Measurements” (ASC 820, Fair Value

Measurements and Disclosures), include a discussion on the inputs and evaluation techniques used to develop fair value measurements of plan assets.  In addition, the fair value of each major category of plan assets is required to be disclosed separately for pension plans and other postretirement benefit plans.  FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  Initial adoption of FSP FAS 132(R)-1 is not expected to affect the Company’s results of operations, cash flows or financial position.

E.       Preferred Stock

The Company has corrected the presentation of the preferred stock not subject to purchase or sinking funds to present these preferred securities in a manner consistent with temporary equity.  Although the effects are not material to previously issued balance sheets, the presentation of these amounts has been corrected as of December 31, 2008 by presenting these $106 million of preferred securities separately from common equity and eliminating the “Shareholders’ Investment” section and related total. This change had no impact on income, earnings per share, or on cash flows for any period presented.

F.       Income and Other Taxes

No material changes in status of the Company’s tax positions have occurred during the six months ended June 30, 2009.

G.      Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  At June 30, 2009, such counterparties held 46% of PSNC Energy’s natural gas inventory, with a carrying value of $23.8 million, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees and, in certain instances, a share of profits.  No fees are received under supply service agreements.  The agreements expire at various times through March 31, 2011.

H.      Subsequent Events

The Company has evaluated subsequent events through August 10, 2009, which is the date these financial statements were issued.

2.       RATE AND OTHER REGULATORY MATTERS

SCE&G

Electric

SCE&G’s rates are established using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G.  In April 2009, the SCPSC approved a settlement agreement between SCE&G, the South Carolina Office of Regulatory Staff (ORS), and others authorizing SCE&G to increase the fuel cost portion of its electric rates, effective with the first billing cycle of May 2009. As a part of the settlement, SCE&G agreed to spread the recovery of undercollected fuel costs over a three year period, as further described in Note 1A. Due to the extended recovery period, SCE&G is allowed to collect interest on the deferred balance.

   In February 2009 the SCPSC approved SCE&G’s combined application pursuant to the Base Load Review Act (the BLRA), seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order, relating to proposed construction by SCE&G and the South Carolina Public Service Authority (Santee Cooper) to build and operate two new nuclear generating units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement and construction contract under which they will be built. The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with the schedules, estimates and projections, including contingencies set forth in the approved application.  As part of its Order, the SCPSC approved the initial rate increase of $7.8 million, or 0.4%, related to recovery of the cost of capital on project expenditures through June 30, 2008, and the revised rates became effective for bills rendered on and after March 29, 2009.  In addition, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate any incremental construction work in progress incurred for new nuclear generation.  Requested rate adjustments would be based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.  In May 2009, two intervenors filed separate appeals of the order with the South Carolina Supreme Court.  The appeals are pending, and SCE&G cannot predict how or when they will be resolved.  In May 2009, SCE&G filed its first annual revised rate request with the SCPSC under the BLRA. The amount of the requested increase was $22.5 million or 1.1%.  If approved these rates will go into effect on October 30, 2009.

In June 2009, SCE&G filed a request with the SCPSC for approval of certain demand reduction and energy efficiency programs (DSM programs).  SCE&G has requested the establishment of an annual rider to allow recovery of the costs and lost net margin revenue associated with DSM programs along with an incentive for investing in such programs.  The SCPSC is expected to conduct a hearing on SCE&G’s request in October 2009.

In July 2009, SCE&G filed with the SCPSC requests for an order to approve an updated construction and capital cost schedule for the construction of the two nuclear units.  The updated schedule provides details of the construction and capital cost schedule beyond what was included in the original filing.  The revised schedule does not change the previously announced completion date for the two nuclear units or the originally announced cost.

In March 2008, SCE&G and Santee Cooper filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL).  This COL application for the two new units was reviewed for completeness by the NRC and docketed on July 31, 2008.  In September 2008 the NRC issued a 30-month review schedule from the docketing date to the issuance of the safety evaluation report which would signify satisfactory completion of their review.  Both the environmental and safety reviews by the NRC are in progress and should support a COL issuance by July 2011.  This date would support both the project schedule and the substantial completion dates for the two new units in 2016 and 2019, respectively.

Gas

In June 2009, SCE&G filed an application with the SCPSC requesting an increase in retail natural gas rates of 2.53% under the terms of the Natural Gas Rate Stabilization Act (Stabilization Act).  The Stabilization Act is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  The SCPSC is expected to review SCE&G’s filing in October 2009.  If approved, the rate adjustment would be implemented in the first billing cycle of November 2009.

In October 2008, the SCPSC approved an increase in SCE&G’s retail gas base rates of $3.7 million under the terms of the Stabilization Act.  The rate adjustment was effective with the first billing cycle of November 2008.

SCE&G’s tariffs include a purchase gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities.  SCE&G's rates are calculated using a methodology which adjusts the cost of gas monthly based on a 12-month rolling average.  In August 2008, in connection with the annual review of the PGA and the gas purchasing policies of SCE&G, the SCPSC determined that SCE&G’s gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12 months ended February 29, 2008.  The next annual review is scheduled for November 2009.

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

In October 2008, the NCUC granted PSNC Energy an annual increase in natural gas margin revenues of approximately $9.1 million, offset by an $8.4 million reduction in fixed gas costs, for a net annual increase in rates and charges to customers of approximately $0.7 million.  PSNC Energy was also authorized to implement the Customer Usage Tracker (CUT).  The CUT allows PSNC Energy to periodically adjust its base rates for residential and commercial customers based on average per customer consumption.  The new rates were effective for services rendered on or after November 1, 2008.

    In December 2008, in connection with PSNC Energy’s 2008 Annual Prudence Review, the NCUC determined that PSNC Energy’s gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12 months ended March 31, 2008.

In March 2009, the NCUC approved PSNC Energy’s first semi-annual rate adjustment under the CUT.  Temporary rate decreases for residential and commercial customers are in effect for service rendered on and after April 1, 2009.

3.       LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In March 2009, SCE&G issued $175 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale were used to repay short-term debt and for general corporate purposes.

    In June 2009, SCANA issued $30 million of Floating Rate Senior Notes due June 1, 2034.  This final installment of notes, together with notes in the same series previously issued in 2007 and 2008, represents total borrowings in the series of $110 million principal amount.  Proceeds from these notes were used to finance capital expenditures and for general corporate purposes.

    Substantially all of SCE&G's and South Carolina Generating Company, Inc.’s (GENCO) electric utility plant is pledged as collateral in connection with long-term debt. The Company is in compliance with all debt covenants.

Liquidity

At June 30, 2009 and December 31, 2008, SCANA, SCE&G (including South Carolina Fuel Company, Inc. (Fuel Company)) and PSNC Energy had available the following lines of credit (LOC), LOC advances, commercial paper, and letter of credit obligations outstanding:

	SCANA		SCE&G (a)(c)		PSNC Energy (c)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Millions of dollars	2009	2008	2009	2008	2009	2008
Lines of credit:
Committed long-term (expire December 2011)
Total	$200	$200	$650	$650	$250	$250
LOC advances	15	15	280	285	156	156
Weighted average interest rate	.59%	2.17%	.51%	1.61%	.51%	1.72%
Outstanding commercial paper (270 or fewer days)	-	-	116	34	20	46
Weighted average interest rate	-%	-%	.73%	5.69%	.74%	6.15%
Letters of Credit Supported by LOC	3	-	.3	-	-	-
Available	182	185	254	331	74	48
Uncommitted (b) (unused):	$78	$78	-	-	-	-

(a)       Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of
          LOC advances or short-term commercial paper.
(b)       SCANA, SCE&G or a combination may use the uncommitted line of credit.
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

4.       COMMON EQUITY

On January 7, 2009, SCANA closed on the sale of 2.875 million shares of common stock at $35.50 per share. Net proceeds of $100.5 million were used to finance capital expenditures, including the construction of new nuclear units, and for general corporate purposes. In addition, SCANA issued common stock valued at $46.3 million (when issued) during the six months ended June 30, 2009 through various compensation and dividend reinvestment plans.

 5.      DERIVATIVE FINANCIAL INSTRUMENTS

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC 815, Derivatives and Hedging) as amended, requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS 133 further provides that changes in the fair value of derivative instruments are either recognized in earnings or reported as a component of other comprehensive income (loss), depending upon the intended use of the derivative and the resulting designation. The fair value of derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from counterparties.

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

          The Company’s regulated gas operations (SCE&G and PSNC Energy) hedge natural gas purchasing activities using over-the-counter options and swaps and NYMEX futures and options. SCE&G’s tariffs include a PGA that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of these hedging activities are to be included in the PGA. As such, the cost of derivatives and gains and losses on such derivatives utilized to hedge gas purchasing activities are recoverable through the weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability. PSNC Energy’s tariffs also include a provision for the recovery of actual gas costs incurred. PSNC Energy records premiums, transaction fees, margin requirements and any realized gains or losses from its hedging program in deferred accounts as a regulatory asset or liability for the over- or under-recovery of gas costs.  These derivative financial instruments utilized by the Company’s regulated gas operations are not designated as hedges under the provisions of SFAS 133.

    The unrealized gains and losses on qualifying cash flow hedges of nonregulated operations are deferred in other comprehensive income.  When the hedged transactions affect earnings, the previously deferred gains and losses are reclassified from other comprehensive income to cost of gas.  The effects of gains or losses resulting from these hedging activities are either offset by the recording of the related hedged transactions or are included in gas sales pricing decisions made by the business unit.

As an accommodation to certain customers, SEMI, as part of its energy management services, offers fixed price supply contracts which are accounted for as derivatives. These sales contracts are offset by the purchase of supply futures and swaps which are also accounted for as derivatives.

Interest Rate Swaps

The Company uses interest rate swaps to manage interest rate risk on certain debt issuances.  These swaps are classified as either fair value hedges or cash flow hedges.

The Company uses swaps to synthetically convert fixed rate debt to variable rate debt. These swaps are designated as fair value hedges.  Some of these swaps were terminated prior to maturity of the underlying debt instruments.  The gains on these swaps, which were terminated at various times prior to 2006, are being amortized over the life of the debt they hedged.

The Company also uses swaps to synthetically convert variable rate debt to fixed rate debt.  In addition, in anticipation of the issuance of debt, the Company may use treasury rate lock or forward starting swap agreements. These arrangements are designated as cash flow hedges.  The effective portions of changes in fair value and payments made or received upon termination of such agreements for regulated subsidiaries are recorded in regulatory assets or regulatory liabilities, and if for the holding company or nonregulated subsidiaries, are recorded in other comprehensive income.  Ineffective portions are recognized in income.

The effective portion of settlement payments made or received upon termination are amortized to interest expense over the term of the underlying debt. As permitted by SFAS 104, “Statement of Cash Flows - Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions” (ASC 230, Statement of Cash Flows), payments received or made are classified as a financing activity in the consolidated statement of cash flows.

Quantitative Disclosures Related to Derivatives

At June 30, 2009, the Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in dekatherms)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
Cash flow	-	5,689,050	18,495,971	24,185,021
Not designated (a)	11,279,000	1,120,000	26,744,720	39,143,720
Total (a)	11,279,000	6,809,050	45,240,691	63,328,741

(a)  Includes an aggregate 18,258,000 dekatherms related to basis swap contracts in Retail Gas Marketing and Energy Marketing.

At June 30, 2009, the Company was party to interest rate swaps designated as fair value hedges with an aggregate notional amount of $9.6 million and was party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $331.4 million.

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
As of June 30, 2009	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (b)	Value	Location (b)	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$6	Other current liabilities	$2
			Other deferred credits	17

Commodity contracts	Other current liabilities	1	Prepayments and other	3
			Other current liabilities	20
			Other deferred credits	3
Total		$7		$45

Derivatives not designated as
hedging instruments
Commodity contracts	Prepayments and other	$3	Accounts receivable	$2
			Other current liabilities	7

Energy management contracts	Prepayments and other	4	Prepayments and other	2
	Other deferred debits	1	Other current liabilities	4
	Other deferred credits	1	Other deferred credits	1
Total		$9		$16

(b)   In the Company’s condensed consolidated balance sheet, some derivative instruments have asset positions which are netted with liabilities and some have liability positions which are netted with assets.

The effect of derivative instruments on the statements of income for the three and six months ended June 30, 2009 is as follows:

Derivatives in Fair Value Hedging Relationships

The Company’s interest rate swaps designated as fair value hedges, including the amortization of gains on those terminated prior to 2006 discussed above, resulted in reductions to interest expense of $1.4 million and $2.7 million for the three and six months ended June 30, 2009, respectively.

Derivatives in Cash Flow Hedging Relationships

	Gain or (Loss) Deferred	Gain or (Loss) Reclassified from
	in Regulatory Accounts	Deferred Accounts into Income
Derivatives in Cash Flow	(Effective Portion)	(Effective Portion)
Hedging Relationships	2009	Location	Amount
Second Quarter
Interest rate contracts	$27	Interest expense	$-
Total	$27		$-

Year to Date
Interest rate contracts	$50	Interest expense	$(1)
Total	$50		$(1)

	Gain or (Loss)	Gain or (Loss) Reclassified from
Derivatives in Cash Flow	Recognized in OCI, net of tax (Effective Portion)	Accumulated OCI into Income, net of tax (Effective Portion)
Hedging Relationships	2009	Location	Amount
Second Quarter
Interest rate contracts	$7	Interest expense	$(1)
Commodity contracts	(3)	Gas purchased for resale	(15)
Total	$4		$(16)

Year to Date
Interest rate contracts	$9	Interest expense	$(1)
Commodity contracts	(28)	Gas purchased for resale	(42)
Total	$(19)		$(43)

As of June 30, 2009 the Company expects that during the next 12 months reclassifications from accumulated other comprehensive loss to earnings arising from cash flow hedges will include approximately $19.8 million as a decrease to gas cost and approximately $3 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of June 30, 2009, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2013.

Derivatives Not Designated as	Gain or (Loss) Recognized in Income
Hedging Instruments	Location	Amount
Second Quarter
Commodity contracts	Gas purchased for resale	$(3)
Other energy management contracts	Gas purchased for resale	2
Total		$(1)

Year to Date
Commodity contracts	Gas purchased for resale	$(6)
Other energy management contracts	Gas purchased for resale	-
Total		$(6)

Hedge Ineffectiveness

Other gains recognized in income representing interest rate hedge ineffectiveness were $1.9 million and $2.0 million, net of tax, for the three and six months ended June 30, 2009, respectively.

Credit Risk Considerations

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades. As of June 30, 2009, the Company has posted $3 million of collateral related to derivatives with contingent provisions that are in a net liability position. If all of the contingent features underlying these instruments were fully triggered as of June 30, 2009, the Company would be required to post an additional $50 million of collateral to its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of June 30, 2009, is $53 million.

6.       FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES

The Company values available for sale securities using quoted prices from a national stock exchange, such as the National Association of Securities Dealers Automated Quotations System, where the securities are actively traded.  For commodity derivative assets and liabilities, the Company uses unadjusted NYMEX prices to determine fair value, and considers such measures of fair value to be Level 1 for exchange traded instruments and Level 2 for over-the-counter instruments.  The Company’s interest rate swap agreements are valued using broker quotes.  Fair value measurements, and the level within the fair value hierarchy of SFAS 157 (ASC 820), in which the measurements fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active	Significant Other
	Markets for Identical Assets	Observable Inputs
Millions of dollars	(Level 1)	(Level 2)
As of June 30, 2009
Assets - Available for sale securities	$2	$-
Assets - Derivative instruments	4	10
Liabilities - Derivative instruments	4	58

As of December 31, 2008
Assets - Available for sale securities	$2	$-
Assets - Derivative instruments	9	26
Liabilities - Derivative instruments	2	138

There were no fair value measurements based on significant unobservable inputs (Level 3) for either date presented.

As required by SFAS 107 (ASC 820), as amended, financial instruments for which the carrying amount may not equal estimated fair value at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Long-term debt	$4,575.7	$4,758.9	$4,505.6	$4,591.7
Preferred stock (not subject to purchase or sinking funds)	106.3	89.3	106.3	89.3
Preferred stock (subject to purchase or sinking funds)	7.3	7.3	7.5	7.5

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

The fair value of preferred stock is estimated using market quotes.

Potential taxes and other expenses that would be incurred in an actual sale or settlement have not been considered.

7.       COMMITMENTS AND CONTINGENCIES

Commitments and contingencies at June 30, 2009 include the following:

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

B.      Environmental

SCE&G

The United States Environmental Protection Agency (EPA) issued a final rule in 2005 known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies challenged the rule, seeking a change in the method CAIR used to allocate sulfur dioxide emission allowances.  On December 23, 2008, the United States Court of Appeals for the District of Columbia Circuit remanded the rule but did not vacate it.  Prior to the Court of Appeals’ decision, SCE&G and GENCO had determined that additional air quality controls would be needed to meet the CAIR requirements.  SCE&G has completed the installation of SCR technology at Cope Station for nitrogen oxide reduction and SCE&G and GENCO are installing wet limestone scrubbers at Wateree and Williams Stations for sulfur dioxide reduction.  The Company expects to incur capital expenditures totaling approximately $559 million through 2010 for these scrubber projects.   The Company cannot predict when the EPA will issue a revised rule or what impact the rule will have on SCE&G and GENCO.  Any costs incurred to comply with this vacated rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

On April 17, 2009 the EPA issued a proposed finding that atmospheric concentrations of greenhouse gasses endanger public health and welfare within the meaning of Section 202(a) of the Clean Air Act. The proposed finding, if finalized, would enable the EPA to regulate greenhouse gas emissions under the Clean Air Act.  The comment period on the proposed finding ended on June 23, 2009. The Company cannot predict when the EPA will issue regulations related to greenhouse gas emissions, if at all, or what such regulations would require.  The Company expects that any costs incurred to comply with greenhouse gas emission requirements will be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by the South Carolina Department of Health and Environmental Control.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $9.3 million.  In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina. SCE&G expects to recover any cost arising from the remediation of these four sites, net of insurance recovery, through rates.  At June 30, 2009, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $19.7 million.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of $4.4 million, which reflects its estimated remaining liability at June 30, 2009.  PSNC Energy expects to recover through rates any costs, net of insurance recoveries, allocable to PSNC Energy arising from the remediation of these sites.

The Company is also engaged in various other environmental matters incidental to its business operations which management anticipates will be resolved without a material adverse impact on the Company’s results of operations, cash flows or financial condition.

C.      Claims and Litigation

In May 2004, a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment, but did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.    In February 2008 the Circuit Court issued an order to conditionally certify the class, which remains limited to easements in Charleston County.  In July 2008, the plaintiff’s motion to add SCANA Communications, Inc. (SCI) to the lawsuit as an additional defendant was granted.    Trial is not anticipated before the fall of 2009.  SCANA, SCI and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

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

8.       SEGMENT OF BUSINESS INFORMATION

The Company’s reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations; therefore, net income is not allocated to the Electric Operations, Gas Distribution and Gas Transmission segments. The Company uses income available to common shareholders to measure profitability for its Retail Gas Marketing and Energy Marketing segments. Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy which meet SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (ASC 280, Segment Reporting) criteria for aggregation. All Other includes equity method investments and other nonreportable segments.

	External	Intersegment	Operating	Income Available to
Millions of dollars	Revenue	Revenue	Income	Common Shareholders
Three Months Ended June 30, 2009
Electric Operations	$521	$3	$121	n/a
Gas Distribution	134	-	2	n/a
Gas Transmission	2	10	4	n/a
Retail Gas Marketing	80	-	n/a	$(3)
Energy Marketing	141	37	n/a	2
All Other	7	95	n/a	(4)
Adjustments/Eliminations	(7)	(145)	(2)	60
Consolidated Total	$878	$-	$125	$55

	External	Intersegment	Operating	Income Available to	Segment
Millions of dollars	Revenue	Revenue	Income	Common Shareholders	Assets
Six Months Ended June 30, 2009
Electric Operations	$1,018	$6	$223	n/a	$6,925
Gas Distribution	553	1	82	n/a	2,062
Gas Transmission	5	21	10	n/a	266
Retail Gas Marketing	308	-	n/a	$19	139
Energy Marketing	337	79	n/a	2	97
All Other	13	180	n/a	(5)	867
Adjustments/Eliminations	(13)	(287)	33	153	1,364
Consolidated Total	$2,221	$-	$348	$169	$11,720

Three Months Ended June 30, 2008
Electric Operations	$576	$3	$129	n/a
Gas Distribution	208	-	-	n/a
Gas Transmission	2	9	4	n/a
Retail Gas Marketing	102	-	n/a	$(1)
Energy Marketing	330	98	n/a	-
All Other	8	90	n/a	(3)
Adjustments/Eliminations	(8)	(200)	(2)	61
Consolidated Total	$1,218	$-	$131	$57

Six Months Ended June 30, 2008
Electric Operations	$1,064	$6	$226	n/a	$6,119
Gas Distribution	688	-	77	n/a	1,928
Gas Transmission	4	20	9	n/a	312
Retail Gas Marketing	367	-	n/a	$21	148
Energy Marketing	629	168	n/a	-	213
All Other	17	173	n/a	(4)	1,207
Adjustments/Eliminations	(17)	(367)	32	149	591
Consolidated Total	$2,752	$-	$344	$166	$10,518

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

RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009
AS COMPARED TO THE CORRESPONDING PERIODS IN 2008

Earnings Per Share

Earnings per share was as follows:

	Second Quarter		Year to Date
Millions of dollars	2009	2008	2009	2008
Earnings per share	$.45	$.48	$1.39	$1.42

Second Quarter

Earnings per share decreased due to lower electric margin of $.02, higher interest expense of $.01 and dilution from additional shares outstanding of $.02.  These items were partially offset by lower operating expenses of $.02 which are explained in the following pages.

Year to Date

Earnings per share decreased due to lower electric margin of $.02, higher interest expense of $.03 and dilution from additional shares outstanding of $.06.  These items were partially offset by lower operating expenses which are explained in the following pages.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock during 2009:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 19, 2009	$.47	March 10, 2009	April 1, 2009
April 23, 2009	.47	June 10, 2009	July 1, 2009
July 30, 2009	.47	September 10, 2009	October 1, 2009

Electric Operations

Electric Operations is comprised of the electric operations of South Carolina Electric & Gas Company (SCE&G), South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (Fuel Company).  Electric operations sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Operating revenues	$520.8	(9.6)%	$575.8	$1,017.8	(4.3)%	$1,063.7
Less: Fuel used in generation	190.1	(16.4)%	227.4	375.0	(7.2)%	404.3
Purchased power	3.1	(80.9)%	16.2	7.9	(62.2)%	20.9
Margin	$327.6	(1.4)%	$332.2	$634.9	(0.6)%	$638.5

Electric sales for three and six months ended June 30, 2009 and 2008, and the amount and percentage change by customer class were as follows:

	Second Quarter			Year to Date
Sales (Million KWH)	2009	2008	% Change	2009	2008	% Change
Residential	1,864	1,868	(0.2)	3,803	3,685	3.2
Commercial	1,878	1,903	(1.3)	3,563	3,611	(1.3)
Industrial	1,301	1,587	(18.0)	2,567	3,140	(18.3)
Other	139	144	(3.5)	271	272	(0.4)
Total Retail Sales	5,182	5,502	(5.8)	10,204	10,708	(4.7)
Wholesale	541	478	13.2	1,001	1,112	(10.0)
Total Sales	5,723	5,980	(4.3)	11,205	11,820	(5.2)

Second Quarter

Margin decreased due to lower residential and commercial customer usage (including the effects of weather) of $3.5 million, lower industrial sales of $2.6 million, and lower margins on off-system sales of $2.6 million, partially offset by residential and commercial customer growth of $1.9 million and an increase in base rates by the Public Service Commission of South Carolina (SCPSC) under the Base Load Review Act (BLRA) of $1.8 million which became effective for bills rendered on or after March 29, 2009.

Year to Date

Margin decreased due to lower off-system sales of $8.2 million and lower industrial sales of $6.5 million, partially offset by higher residential and commercial customer usage (including the effects of weather) of $3.9 million, residential and commercial customer growth of $3.8 million and an increase in base rates by the SCPSC under the BLRA of $1.8 million which became effective for bills rendered on or after March 29, 2009.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and Public Service Company of North Carolina, Incorporated (PSNC Energy).  Gas distribution sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Operating revenues	$133.9	(35.8)%	$208.6	$553.7	(19.6)%	$688.3
Less: Gas purchased for resale	73.0	(51.6)%	150.7	355.9	(28.0)%	494.1
Margin	$60.9	5.2%	$57.9	$197.8	1.9%	$194.2

Gas sales volume for Gas Distribution for the three and six months periods ended June 30, 2009 and 2008, and the amount and percentage change by customer class were as follows:

	Second Quarter			Year to Date
Sales (Thousand Dekatherms)	2009	2008	% Change	2009	2008	% Change
Residential	3,146	3,569	(11.9)	23,369	21,655	7.9
Commercial	4,598	4,994	(7.9)	15,254	15,283	(0.2)
Industrial	3,917	5,030	(22.1)	8,153	10,895	(25.2)
Total Retail Sales	11,661	13,593	(14.2)	46,776	47,833	(2.2)
Transportation Volumes	6,309	6,929	(8.9)	13,894	14,390	(3.4)
Total Sales	17,970	20,522	(12.4)	60,670	62,223	(2.5)

Second Quarter

Margin at SCE&G increased primarily due to the SCPSC-approved increase in retail gas base rates which became effective for services rendered on or after November 1, 2008.  Margin at PSNC Energy increased by $2.0 million primarily due to the North Carolina Utilities Commission (NCUC)-approved increase in retail gas base rates which became effective for services rendered on or after November 1, 2008 and due to customer growth.

Year to Date

Margin at SCE&G decreased due to lower customer usage of $2.8 million, partially offset by an increase of $2.0 million due to the SCPSC-approved increase in retail gas base rates which became effective for services rendered on or after November 1, 2008.  Margin at PSNC Energy increased by $4.3 million primarily due to the NCUC-approved increase in retail gas base rates which became effective for services rendered on or after November 1, 2008 and due to customer growth.

Gas Transmission

Gas Transmission is comprised of the operations of Carolina Gas Transmission Corporation (CGTC). Gas transmission revenues (including transactions with affiliates) were as follows:

	Second Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Transportation revenue	$12.7	6.7%	$11.9	$25.8	4.0%	$24.8

Second Quarter and Year to Date

          Transportation revenue increased primarily due to the sale of additional firm transportation capacity.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market. Retail Gas Marketing revenues and net income (loss) were as follows:

	Second Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Operating revenues	$80.4	(21.1)%	$101.9	$308.2	(16.0)%	$366.9
Net income (loss)	(3.0)	*	(0.5)	18.9	(10.0)%	21.0
*Greater than 100%

Second Quarter

Operating revenues decreased primarily as a result of lower average retail prices arising from lower natural gas commodity prices and competitive marketplace prices.  Net loss increased primarily due to lower margin and higher bad debt expense, partially offset by lower operating expenses.

Year to Date

Operating revenues decreased as a result of lower average retail prices arising from lower natural gas commodity prices and lower sales volume.  Net income decreased primarily as a result of lower margin, partially offset by lower operating expenses.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy. Energy Marketing operating revenues and net income were as follows:

	Second Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Operating revenues	$177.9	(58.4)%	$427.9	$415.9	(47.8)%	$796.0
Net income	2.0	*	0.3	1.9	*	-
*Greater than 100%

Second Quarter and Year to Date

Operating revenues decreased primarily due to lower natural gas commodity prices.  Net income increased primarily due to lower bad debt expense.

Other Operating Expenses

Other operating expenses arising from the operating segments previously discussed were as follows:

	Second Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Other operation and maintenance	$163.5	(1.9)%	$166.7	$321.9	(6.4)%	$344.0
Depreciation and amortization	82.6	4.7%	78.9	165.3	4.3%	158.5
Other taxes	44.8	3.5%	43.3	90.0	3.3%	87.1

Second Quarter

Other operation and maintenance expenses decreased primarily due to lower generating, transmission and distribution expense of $2.1 million and $2.5 million due to a Georgia Public Service Commission (GPSC) settlement and related legal costs in 2008.  Depreciation and amortization expense increased primarily due to net property additions. Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses decreased due to lower generating, transmission and distribution expense of $8.0 million, lower incentive compensation and other benefits of $6.6 million, lower customer service expense of $5.8 million, and $2.5 million due to a GPSC settlement and related legal costs in 2008.  Depreciation and amortization expense increased primarily due to net property additions. Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

 Other income (expense) includes the results of certain incidental (non-utility) activities and the activities of certain non-regulated subsidiaries. Other income (expense) declined in 2009 compared to 2008 primarily due to lower pension income and lower interest income.

Pension Expense (Income)

Pension expense (income) was recorded on the Company’s income statements and balance sheets as follows:

	Second Quarter		Year to Date
Millions of dollars	2009	2008	2009	2008
Income Statement Impact:
Reduction in employee benefit costs	$-	$(0.1)	$(0.1)	$(0.2)
Other income	(0.9)	(3.6)	(1.9)	(7.4)
Balance Sheet Impact:
Increase (reduction) in capital expenditures	2.2	(0.1)	4.5	(0.1)
Component of amount due to Summer Station co-owner	0.6	(0.1)	1.3	(0.1)
Regulatory asset	7.8	-	15.6	-
Total Pension Expense (Income)	$9.7	$(3.9)	$19.4	$(7.8)

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

Income Taxes

Income tax expense decreased primarily due to lower income before taxes, which excludes the equity allowance for funds used during construction, a nontaxable item.

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

          The issuance of various securities by the Company or its regulated subsidiaries, including short- and long-term debt, is subject to customary approval or authorization by one or more state or federal regulatory bodies, including state public service commissions and the Federal Energy Regulatory Commission (FERC).

In June 2009, SCANA issued $30 million of Floating Rate Senior Notes due June 1, 2034.  This final installment of notes, together with notes in the same series previously issued in 2007 and 2008, represents total borrowings in the series of $110 million principal amount.  Proceeds from these notes were used to finance capital expenditures and for general corporate purposes.

In March 2009, SCE&G issued $175 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale were used to repay short-term debt and for general corporate purposes.

In January 2009, SCANA closed on the sale of 2.875 million shares of common stock at $35.50 per share.  Proceeds of $100.5 million were used to finance capital expenditures, including the construction of new nuclear units, and for general corporate purposes.

Each of the rating agencies that rate the Company and its subsidiaries issued downgrades in 2009.  The principal reasons stated by the rating agencies for these downgrades were the Company’s increased debt to finance capital expenditures and the overall business risk associated with nuclear generation construction.  The ratings as of August 10, 2009 of SCANA and SCE&G are as follows:

SECURITIES RATINGS (As of August 10, 2009)

	SCANA	SCE&G
Rating Agency	Senior Unsecured	Senior Secured	Senior Unsecured	Preferred Stock	Commercial Paper	Outlook
Moody's	Baa2	A3	Baa1	Baa3	P-2	Negative
Standard & Poor’s (S&P)	BBB	A-	BBB+	BBB-	A-2	Stable
Fitch	BBB+	A	A-	BBB+	F2	Stable

The outlook applies to all ratings provided by the applicable rating agency for SCANA and SCE&G.

Securities ratings used by Moody's, S&P and Fitch are as follows:

Long-term (investment grade)			Short-term
Moody's (1)	S&P (2)	Fitch (2)	Moody's	S&P	Fitch
Aaa	AAA	AAA	Prime-1 (P-1)	A-1	F1
Aa	AA	AA	Prime-2 (P-2)	A-2	F2
A	A	A	Prime-3 (P-3)	A-3	F3
Baa	BBB	BBB	Not Prime	B	B
				C	C
				D	D

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

At June 30, 2009 and December 31, 2008, SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following lines of credit (LOC), LOC advances, commercial paper, and letter of credit obligations outstanding:

	SCANA		SCE&G (a) (c)		PSNC Energy (c)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Millions of dollars	2009	2008	2009	2008	2009	2008
Lines of credit:
Committed long-term (expire December 2011)
Total	$200	$200	$650	$650	$250	$250
LOC advances	15	15	280	285	156	156
Weighted average interest rate	.59%	2.17%	.51%	1.61%	.51%	1.72%
Outstanding commercial paper (270 or fewer days)	-	-	116	34	20	46
Weighted average interest rate	-	-	.73%	5.69%	.74%	6.15%
Letter of credit supported by LOC	3	-	.3	-	-	-
Available	182	185	254	331	74	48
Uncommitted (b) (unused):	$78	$78	-	-	-	-

(a)       Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of
          LOC advances or short-term commercial paper.
(b)       SCANA, SCE&G or a combination may use the uncommitted line of credit.
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

Challenging conditions during 2008 tested the Company’s liquidity and its ability to access short-term funding sources.  During this period, all of the banks in the Company’s revolving credit facilities fully funded draws requested of them.  As of June 30, 2009, the Company had drawn approximately $451 million from its $1.1 billion facilities, had approximately $136 million in commercial paper borrowings outstanding and approximately $390 million in cash and temporary investments.  The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity.

At June 30, 2009, the Company had net available liquidity of approximately $900 million, and the Company’s revolving credit facilities are in place until December 2011.  The Company’s long-term debt portfolio has a weighted average maturity of approximately 13 years and bears an average cost of 5.51%.  Most long-term debt, including facility draws, effectively bears fixed interest rates.  To further preserve liquidity, the Company rigorously reviewed its projected capital expenditures and operating costs for 2009 and reduced them where possible without impacting safety, reliability, and core customer service.

The Company also obtains cash from SCANA’s stock plans.  Since July 1, 2008, shares of SCANA common stock purchased on behalf of participants in SCANA’s Investor Plus Plan and Stock Purchase-Savings Plan have been acquired through original issue shares, rather than on the open market.  This provided over $40 million of additional cash during 2008 and is expected to provide approximately $80 million annually for 2009 and forward.  Due primarily to new nuclear construction plans, the Company anticipates keeping this strategy in place for the foreseeable future. The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects, barring further impairment of the capital markets, that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including cash requirements for nuclear construction. The Company’s ratios of earnings to fixed charges for the six and twelve months ended June 30, 2009 were 2.84 and 2.92, respectively.

ENVIRONMENTAL AND REGULATORY MATTERS

On June 26, 2009, the United States House of Representatives narrowly passed energy legislation that, if it becomes law, would mandate significant reduction in greenhouse gas emissions and require electric utilities to generate an increasing percentage of their power from renewable sources.  The bill would require, among other things, that greenhouse gas emissions be reduced to 17% below 2005 levels by 2020, and to 83% below 2005 levels by 2050.  Companies could meet these standards either through emission reductions or by obtaining emission allowances (“Cap and Trade”).  The bill also would impose a renewable electric standard (RES) on the total generation of electric utilities beginning at 6% in 2012 and increasing to 20% by 2020.  New nuclear generation could be subtracted from the RES total generation baseline calculation, and one quarter of the RES mandate could be met through energy efficiency measures.  The United States Senate is considering legislation that would address greenhouse gas emissions and would establish an RES.  The Company cannot predict if or when the legislation described above will become law or what requirements would be imposed on the Company by such legislation.  The Company expects that any costs incurred to comply with such legislation would be recoverable through rates.

On April 17, 2009 the EPA issued a proposed finding that atmospheric concentrations of greenhouse gasses endanger public health and welfare within the meaning of Section 202(a) of the Clean Air Act. The proposed finding, if finalized, would enable the EPA to regulate greenhouse gas emissions under the Clean Air Act.  The comment period on the proposed finding ended on June 23, 2009. The Company cannot predict when the EPA will issue regulations related to greenhouse gas emissions, if at all, or what such regulations would require. The Company expects that any costs incurred to comply with greenhouse gas emission requirements will be recoverable through rates.

With the pervasive emergence of concern over the issue of global warming as a significant influence upon the economy, SCANA, SCE&G and GENCO are subject to certain climate-related financial risks, including those involving regulatory requirements responsive to greenhouse gas emissions, as well as those involving physical impacts which could arise from global warming.  Certain other business and financial risks arising from such climate change could also arise.  The Company cannot predict all of the climate-related regulatory and physical risks nor the related consequences which might impact the Company, and the following discussion should not be considered all-inclusive.

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

OTHER MATTERS

Off-Balance Sheet Transactions

Although SCANA invests in securities and business ventures, it does not hold investments in unconsolidated special purpose entities such as those described in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (ASC 860, Transfers and Servicing) or as described in FIN 46(R), “Consolidation of Variable Interest Entities” (ASC 810-10, Consolidation).  SCANA does not engage in off-balance sheet financing or similar transactions, although it is party to incidental operating leases in the normal course of business, generally for office space, furniture, equipment and rail cars.

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

Commodity price risk - The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. See Note 5 to the condensed consolidated financial statements.  The following tables provide information about the Company’s financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 dekatherms. Fair value represents quoted market prices for these or similar instruments.

Expected Maturity:
	Futures Contracts		Options
			Purchased Call	Purchased Put	Sold Put	Sold Call
2009	Long	2009	(Long)	(Short)	(Long)	(Short)
Settlement Price (a)	4.34	Strike Price (a)	7.78	6.10	6.10	9.24
Contract Amount (b)	14.4	Contract Amount (b)	33.1	1.3	1.3	2.4
Fair Value (b)	9.0	Fair Value (b)	0.9	0.4	(0.4)	-

2010		2010
Settlement Price (a)	5.84	Strike Price (a)	7.62	5.40	5.40	9.59
Contract Amount (b)	3.6	Contract Amount (b)	45.6	1.7	1.7	4.3
Fair Value (b)	3.4	Fair Value (b)	2.2	0.2	(0.2)	(0.1)

(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2009	2010	2011	2012	2013
Commodity Swaps:
Pay fixed/receive variable (b)	76.1	65.5	12.1	4.8	3.7
Average pay rate (a)	7.032	6.728	7.388	7.708	7.845
Average received rate (a)	4.550	5.960	6.952	7.170	7.308
Fair value (b)	49.3	58.0	11.4	4.5	3.4

Pay variable/receive fixed (b)	13.2	21.0	4.3	0.7	-
Average pay rate (a)	4.488	5.961	7.010	7.101	-
Average received rate (a)	5.829	6.330	7.084	7.509	-
Fair value (b)	17.1	22.3	4.4	0.8	-

Basis Swaps:
Pay fixed/receive variable (b)	46.2	36.6	5.4	3.4	3.5
Average pay rate (a)	4.411	6.010	7.054	7.260	7.398
Average received rate (a)	4.367	5.930	6.939	7.155	7.306
Fair value (b)	45.7	36.1	5.3	3.4	3.4

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2009, SCANA Corporation (SCANA) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2009, SCANA’s disclosure controls and procedures were effective. There has been no change in SCANA’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

ITEM 1. FINANCIAL STATEMENTS

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
Millions of dollars	2009	2008
Assets

Utility Plant In Service	$9,089	$8,918
Accumulated Depreciation and Amortization	(2,878)	(2,794)
Construction Work in Progress	925	704
Nuclear Fuel, Net of Accumulated Amortization	100	77
Utility Plant, Net	7,236	6,905

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	48	46
Assets held in trust, net - nuclear decommissioning	59	54
Nonutility Property and Investments, Net	107	100

Current Assets:
Cash and cash equivalents	172	119
Receivables, net of allowance for uncollectible accounts of $3 and $3	399	483
Receivables - affiliated companies	-	23
Inventories (at average cost):
Fuel and gas supply	196	172
Materials and supplies	99	100
Emission allowances	13	15
Prepayments and other	92	155
Total Current Assets	971	1,067

Deferred Debits and Other Assets:
Regulatory assets	963	854
Other	134	126
Total Deferred Debits and Other Assets	1,097	980
Total	$9,411	$9,052

	June 30,	December 31,
Millions of dollars	2009	2008
Capitalization and Liabilities

Common equity	$2,921	$2,704
Noncontrolling interest	96	95
Total Equity	3,017	2,799
Preferred Stock, net (Not subject to purchase or sinking funds)	106	106
Preferred Stock, net (Subject to purchase or sinking funds)	7	7
Long-Term Debt, net	3,195	3,033
Total Capitalization	6,325	5,945

Current Liabilities:
Short-term borrowings	116	34
Current portion of long-term debt	20	140
Accounts Payable	225	187
Affiliated Payables	79	80
Customer deposits and customer prepayments	47	56
Taxes accrued	81	120
Interest accrued	50	50
Dividends declared	45	44
Derivative liabilities	8	55
Other	29	28
Total Current Liabilities	700	794

Deferred Credits and Other Liabilities:
Deferred income taxes, net	916	890
Deferred investment tax credits	102	102
Asset retirement obligations	448	437
Due to parent - postretirement and other benefits	239	236
Regulatory liabilities	648	608
Other	33	40
Total Deferred Credits and Other Liabilities	2,386	2,313
Commitments and Contingencies (Note 7)	-	-
Total	$9,411	$9,052

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2009	2008	2009	2008
Operating Revenues:
Electric	$524	$579	$1,024	$1,070
Gas	72	119	229	321
Total Operating Revenues	596	698	1,253	1,391

Operating Expenses:
Fuel used in electric generation	191	227	377	404
Purchased power	3	16	8	21
Gas purchased for resale	48	96	153	245
Other operation and maintenance	126	125	250	254
Depreciation and amortization	68	68	135	136
Other taxes	41	39	82	80
Total Operating Expenses	477	571	1,005	1,140

Operating Income	119	127	248	251

Other Income (Expense):
Other income	4	8	6	15
Other expenses	(3)	(4)	(6)	(7)
Interest charges, net of allowance for borrowed funds
used during construction of $6, $4, $11 and $7	(38)	(35)	(78)	(71)
Allowance for equity funds used during construction	7	1	14	4
Total Other Expense	(30)	(30)	(64)	(59)

Income Before Income Tax Expense and Preferred Stock Dividends	89	97	184	192
Income Tax Expense	28	35	60	68

Net Income	61	62	124	124
Less Net Income Attributable to Noncontrolling Interest	2	2	3	5

Net Income Attributable to SCE&G	59	60	121	119
Preferred Stock Cash Dividends Declared	2	2	4	4

Earnings Available for Common Shareholder	$57	$58	$117	$115

Dividends Declared on Common Stock	$43	$41	$84	$82

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
Millions of dollars	2009	2008
Cash Flows From Operating Activities:
Net income	$124	$124
Adjustments to Reconcile Net Income to Net Cash Provided From Operating Activities:
Deferred income taxes, net	30	36
Depreciation and amortization	144	136
Amortization of nuclear fuel	11	5
Allowance for equity funds used during construction	(14)	(4)
Carrying cost recovery	(3)	(3)
Changes in certain assets and liabilities:
Receivables	77	(11)
Inventories	(43)	14
Prepayments	48	(53)
Due to (from) parent - pension and other postretirement benefits	(3)	(13)
Other regulatory assets	(110)	(55)
Regulatory liabilities	20	41
Accounts payable	(3)	7
Taxes accrued	(39)	(37)
Interest accrued	-	10
Changes in other assets	(23)	2
Changes in other liabilities	(54)	(10)
Net Cash Provided From Operating Activities	162	189
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(370)	(375)
Non-utility property additions	(2)	(2)
Proceeds from sale of assets and investments	15	1
Short-term investments - affiliate	18	13
Investments	(1)	-
Net Cash Used For Investing Activities	(340)	(363)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	176	420
Repayment of debt	(132)	(8)
Dividends	(87)	(78)
Contribution from parent	180	12
Short-term borrowings - affiliate, net	12	40
Short-term borrowings, net	82	(234)
Net Cash Provided From Financing Activities	231	152
Net Increase (Decrease) In Cash and Cash Equivalents	53	(22)
Cash and Cash Equivalents, January 1	119	41
Cash and Cash Equivalents, June 30	$172	$19
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $11 and $7)	$75	$55
- Income taxes	(2)	16
Noncash Investing and Financing Activities:
Accrued construction expenditures	111	41
See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2009	2008	2009	2008
Net Income	$61	$62	$124	$124
Other Comprehensive Income (Loss), net of tax:
Reclassified to net income:
Amortization of deferred employee benefit plan costs, net of taxes	1	-	2	-
Total Comprehensive Income	62	62	126	124
Less Comprehensive Income Attributable to Noncontrolling Interest	(4)	(4)	(7)	(9)
Comprehensive Income Available to Common Shareholder (1)	$58	$58	$119	$115

(1) Accumulated other comprehensive loss totaled $44.4 million as of June 30, 2009 and $46.2 million as of December 31, 2008.

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

On July 1, 2009 the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification or ASC) became the single source of authoritative accounting principles generally accepted in the United States (GAAP).  Throughout these notes, new references to ASC are presented parenthetically along with references to pre-Codification GAAP.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.      Variable Interest Entity

FASB Interpretation (FIN) 46 (Revised 2003), “Consolidation of Variable Interest Entities” (ASC 810-10, Consolidation), requires an enterprise’s consolidated financial statements to include entities in which the enterprise has a controlling financial interest. SCE&G has determined that it has a controlling financial interest in South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (Fuel Company), and accordingly, the accompanying condensed consolidated financial statements include the accounts of SCE&G, GENCO and Fuel Company. The equity interests in GENCO and Fuel Company are held solely by SCANA Corporation (SCANA), the Company’s parent. Accordingly, GENCO’s and Fuel Company’s equity and results of operations are reflected as noncontrolling interest in the Company’s condensed consolidated financial statements.

GENCO owns a coal-fired electric generating station with a 615 megawatt net generating capacity (summer rating). GENCO’s electricity is sold solely to SCE&G under the terms of power purchase and related operating agreements. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, fossil fuel and emission allowances. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of $472 million) serves as collateral for its long-term borrowings.

B.      Basis of Accounting

The Company has significant cost-based, rate-regulated operations and recognizes in its financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded regulatory assets and regulatory liabilities, summarized as follows.

	June 30,	December 31,
Millions of dollars	2009	2008
Regulatory Assets:
Accumulated deferred income taxes	$166	$166
Under collections – electric fuel adjustment clause	75	-
Environmental remediation costs	20	19
Asset retirement obligations and related funding	260	250
Franchise agreements	48	50
Deferred employee benefit plan costs	330	325
Other	64	44
Total Regulatory Assets	$963	$854

Regulatory Liabilities:
Accumulated deferred income taxes	$29	$30
Other asset removal costs	522	503
Storm damage reserve	50	48
Planned major maintenance	15	11
Other	32	16
Total Regulatory Liabilities	$648	$608

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the Public Service Commission of South Carolina (SCPSC) during annual hearings which are expected to be recovered in retail electric rates during the period July 2010 through April 2012.  As a part of a settlement agreement approved by the SCPSC in April 2009, SCE&G is allowed to collect interest on the deferred balance during the recovery period.

Environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by SCE&G. Costs incurred by SCE&G at such sites are being recovered through rates.  SCE&G is authorized to amortize $1.4 million of these costs annually.

Asset retirement obligations (ARO) and related funding represents the regulatory asset associated with the legal obligation to decommission and dismantle V. C. Summer Nuclear Station (Summer Station) and conditional AROs recorded as required by Statement of Financial Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations” (ASC 410, Asset Retirement and Environmental Obligations), and FIN 47, “Accounting for Conditional Asset Retirement Obligations” (ASC 410-20, Asset Retirement Obligations).

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. Based on the SCPSC order, SCE&G began amortizing these amounts through cost of service rates in February 2003 over approximately 20 years.

Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities under the provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”(ASC 715, Compensation-Retirement Benefits), and the costs deferred pursuant to specific regulatory orders, but which are expected to be recovered through utility rates.

Other asset removal costs represent net collections through depreciation rates of estimated costs to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming expenditures in excess of amounts included in base rates.  SCE&G applied $1.4 million of costs during each of the six months ended June 30, 2009 and 2008 to the reserve.

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

The SCPSC or the United States Federal Energy Regulatory Commission (FERC) have reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include certain costs which have not been approved for recovery by the SCPSC or by FERC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company.  In addition, the Company has deferred in utility plant in service approximately $72.6 million of unrecovered costs related to the Lake Murray backup dam project and $70.0 million of costs related to the installation of selective catalytic reactor (SCR) technology at its Cope Station generating facility. See Note 7B. These costs are not currently being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71, “Accounting for the Effects of Certain Types of Regulation” (ASC 980, Regulated Operations), and could be required to write off its regulatory assets and liabilities.  Such an event could have a material adverse effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

C.      Affiliated Transactions

Carolina Gas Transmission Corporation (CGTC) transports natural gas to the Company to supply certain electric generation requirements and to serve SCE&G’s retail gas customers.  SCE&G had approximately $2.4 million payable to CGTC for transportation services at June 30, 2009 and approximately $0.7 million in receivables, related to certain transportation refunds, at December 31, 2008.

The Company participates in a utility money pool.  Money pool borrowings and investments bear interest at short-term market rates.  Total interest expense on money pool borrowings was not significant for the three and six months ended June 30, 2009.  Total interest expense was $1.1 million and $2.0 million for the three and six months ended June 30, 2008, respectively.  At each of June 30, 2009 and December 31, 2008, the Company owed an affiliate $21.3 million and had a net receivable of $9.1 million, respectively.

Total interest income from investments with affiliated companies for the three and six months ended June 30, 2009 and 2008 was not significant.

          SCE&G purchases natural gas and related pipeline capacity from SCANA Energy Marketing, Inc. (SEMI) to supply its Jasper County Electric Generating Station and to serve its retail gas customers. Such purchases totaled approximately $36.9 million and $78.9 million for the three and six months ended June 30, 2009, respectively, and $97.8 million and $167.6 million for the corresponding periods in 2008.  SCE&G’s payables to SEMI for such purposes were $13.8 million at June 30, 2009 and $11.1 million at December 31, 2008.

D.      Pension and Other Postretirement Benefit Plans

The Company participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all permanent employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  The Company’s net periodic benefit cost for the pension plan was $8.4 million and $16.7 million for the three and six months ended June 30, 2009, respectively, including deferred amounts (see below), and the Company’s net periodic benefit income from the pension plan was $4.5 million and $9.1 million for the three and six months ended June 30, 2008, respectively.  Net periodic benefit cost for the postretirement plan was $3.3 million and $6.7 million for the three and six months ended June 30, 2009, respectively, and was $3.4 million and $6.7 million for the corresponding periods in 2008.

 In February 2009, SCE&G was granted accounting orders by the SCPSC to allow the deferral until future rate filings of pension expense related to its utility operations above that which is included in current rates.  At June 30, 2009, these deferred costs totaled $15.6 million.

E.       New Accounting Matters

SFAS 167, “Amendment to FASB Interpretation No. 46(R),” (ASC 810-10, Consolidation) was issued in June 2009 and requires an enterprise to perform an analysis to determine whether it has a controlling financial interest in a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The Company has not determined what impact, if any, the adoption will have on the Company’s results of operations, cash flows or financial position.

The Company adopted SFAS 165, “Subsequent Events” (ASC 855, Subsequent Events), effective June 30, 2009.  SFAS 165 makes the Company’s management responsible for subsequent-events accounting and disclosure.  The adoption of SFAS 165 did not impact the Company’s results of operations, cash flows or financial position.  See Note 1H for the required disclosure.

The Company adopted FASB Staff Position FAS 107-b and APB 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 820, Fair Value Measurements and Disclosures), effective June 30, 2009.  This FASB Staff Position amended SFAS 107, “Fair Value of Financial Instruments,” to require certain disclosures related to fair value in interim financial statements.  See Note 6 for the required disclosure.

 The Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (ASC 815, Derivatives and Hedging), in the first quarter of 2009.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to include how derivative instruments are accounted for and the effect of such activities on the entity’s financial statements.  The initial adoption of SFAS 161 did not impact the Company’s results of operations, cash flows or financial position.  See Note 5 for the required disclosure.

The Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (ASC 810, Consolidation), in the first quarter of 2009.  SFAS 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity.  The adoption of SFAS 160 did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of capitalization and noncontrolling (minority) interests in the Company’s consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS 160, the Company will be required to reflect the change in presentation and disclosure for all periods presented in future filings.

The principal effect on the prior year balance sheets related to the adoption of SFAS 160 and correction of the presentation of the preferred stock not subject to purchase or sinking funds (described in Note 1F) is summarized as follows:

	December 31,
Millions of dollars	2008	2007
Total Shareholders’ Investment, as previously reported	$2,810	$2,728
Increase for SFAS 160 reclassification of noncontrolling interest	95	89
Decrease for presentation of preferred stock (not subject to purchase or sinking funds) as temporary equity	(106)	(106)
Total Equity, as adjusted	$2,799	$2,711

Additionally, the adoption of SFAS 160 had the effect of reclassifying earnings attributable to non-controlling interest in the consolidated statement of operations from other income and expense to separate line items.  SFAS 160 also requires that net income be adjusted to include the net income attributable to the non-controlling interest, and a new separate caption for net income attributable to common shareholders be presented in the consolidated statement of earnings. Thus, after adoption of SFAS 160 net income will increase by $9 million, $7 million and $7 million for the years 2008, 2007 and 2006, respectively, and net income attributable to SCE&G will be equal to net income as previously reported prior to the adoption of SFAS 160.

The Company adopted SFAS 141(R), “Business Combinations” (ASC 805, Business Combinations), in the first quarter of 2009.   SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and the liabilities assumed at their fair values at the acquisition date.  SFAS 141(R) also requires the acquirer to disclose all of the information needed to evaluate and understand the nature and financial effect of the business combination.  The initial adoption of SFAS 141(R) did not impact the Company’s results of operations, cash flows or financial position.

F.       Preferred stock

SCE&G has corrected the presentation of the preferred stock not subject to purchase or sinking funds to present these preferred securities in a manner consistent with temporary equity.  Although the effects are not material to previously issued balance sheets, the presentation of these amounts has been corrected as of December 31, 2008 by presenting these $106 million of preferred securities separately from common equity. This change had no impact on income or on cash flows for any period presented.

G.      Income and Other Taxes

No material changes in the status of the Company tax positions have occurred during the six months ended June 30, 2009.

H.      Subsequent Events

The Company has evaluated subsequent events through August 10, 2009, which is the date these financial statements were issued.

2.        RATE AND OTHER REGULATORY MATTERS

 Electric

SCE&G’s rates are established using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G.  On April 22, 2009 the SCPSC approved a settlement agreement between SCE&G, the South Carolina Office of Regulatory Staff (ORS) and others authorizing SCE&G to increase the fuel cost portion of its electric rates, effective with the first billing cycle of May 2009. As a part of the settlement, SCE&G agreed to spread the recovery of undercollected fuel costs over a three year period, as further described in Note 1A. Due to the extended recovery period, SCE&G is allowed to collect interest on the deferred balance.

    In February 2009 the SCPSC approved SCE&G’s combined application pursuant to the Base Load Review Act (the BLRA), seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order, relating to proposed construction by SCE&G and South Carolina Public Service Authority (Santee Cooper) to build and operate two new nuclear generating units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement and construction contract under which they will be built. The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with the schedules, estimates and projections, including contingencies set forth in the approved application.  As part of its Order, the SCPSC approved the initial rate increase of $7.8 million, or 0.4%, related to recovery of the cost of capital on project expenditures through June 30, 2008, and the revised rates became effective for bills rendered on and after March 29, 2009.  In addition, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate any incremental construction work in progress incurred for new nuclear generation.  Requested rate adjustments would be based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.  In May 2009, two intervenors filed separate appeals of the order with the South Carolina Supreme Court.  The appeals are pending, and SCE&G cannot predict how or when they will be resolved.  In May 2009, SCE&G filed its first annual revised rate request with the SCPSC under the BLRA. The amount of the requested increase was $22.5 million or 1.1%.  If approved, these rates will go into effect on October 30, 2009.

In June 2009, SCE&G filed a request with the SCPSC for approval of certain demand reduction and energy efficiency programs (DSM programs).  SCE&G has requested the establishment of an annual rider to allow recovery of the costs and lost net margin revenue associated with DSM programs along with an incentive for investing in such programs.  The SCPSC is expected to conduct a hearing on SCE&G’s request in October 2009.

In July 2009, SCE&G filed with the SCPSC requests for an order to approve an updated construction and capital cost schedule for the construction of the two nuclear units.  The updated schedule provides details of the construction and capital cost schedule beyond what was included in the original filing.  The revised schedule does not change the previously announced completion date for the two nuclear units or the originally announced cost.

In March 2008, SCE&G and Santee Cooper filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL).  This COL application for the two new units was reviewed for completeness by the NRC and docketed on July 31, 2008.  In September 2008 the NRC issued a 30-month review schedule from the docketing date to the issuance of the safety evaluation report which would signify satisfactory completion of their review.  Both the environmental and safety reviews by the NRC are in progress and should support a COL issuance by July 2011.  This date would support both the project schedule and the substantial completion dates for the two new units in 2016 and 2019, respectively.

Gas

In June 2009 SCE&G filed an application with the SCPSC requesting an increase in retail natural gas rates of 2.53% under the terms of the Natural Gas Rate Stabilization Act (Stabilization Act).  The Stabilization Act is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  The SCPSC is expected to review SCE&G’s filing in October 2009.  If approved, the rate adjustment would be implemented in the first billing cycle of November 2009.

In October 2008, the SCPSC approved an increase in SCE&G’s retail gas base rates of $3.7 million under the terms of the Stabilization Act.  The rate adjustment was effective with the first billing cycle of November 2008.

SCE&G’s tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities.  SCE&G's rates are calculated using a methodology which adjusts the cost of gas monthly based on a 12-month rolling average.  In August 2008, in connection with the annual review of the PGA and the gas purchasing policies of SCE&G, the SCPSC determined that SCE&G’s gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12 months ended February 29, 2008.  The next annual review is scheduled for November 2009.

3.       LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In March 2009, SCE&G issued $175 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale were used to repay short-term debt and for general corporate purposes.

Substantially all of SCE&G's and GENCO's electric utility plant is pledged as collateral in connection with long-term debt. The Company is in compliance with all debt covenants.

Liquidity

At June 30, 2009 and December 31, 2008, SCE&G (including Fuel Company) had available the following lines of credit (LOC), LOC advances, commercial paper, and letter of credit obligations outstanding:

	SCE&G (a) (c)
	June 30,	December 31,
Millions of dollars	2009	2008
Lines of credit:
Committed long-term (expire December 2011)
Total	$650	$650
LOC advances	280	285
Weighted average interest rate	.51%	1.61%
Outstanding commercial paper (270 or fewer days)	116	34
Weighted average interest rate	.73%	5.69%
Letters of credit supported by LOC	.3	-
Available	254	331
Uncommitted (b) (unused):	$78	$78

(a)        Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of LOC advances or short-term commercial paper.
(b)        SCANA, SCE&G or a combination may use the uncommitted line of credit.
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

4.       COMMON EQUITY

Changes in common equity during the six months ended June 30, 2009 and 2008 were as follows:

In Millions	Common Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2009	$2,704	$95	$2,799
Capital contribution from parent	182	-	182
Dividends declared	(86)	(2)	(88)
Net income	121	3	124
Balance as of June 30, 2009	$2,921	$96	$3,017

Balance at January 1, 2008	$2,622	$89	$2,711
Capital contribution from parent	10	2	12
Dividends declared	(82)	(2)	(84)
Net income	119	5	124
Balance as of June 30, 2008	$2,669	$94	$2,763

5.       DERIVATIVE FINANCIAL INSTRUMENTS

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC 815, Derivatives and Hedging) as amended, requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS 133 further provides that changes in the fair value of derivative instruments are either recognized in earnings or reported as a component of other comprehensive income (loss), depending upon the intended use of the derivative and the resulting designation. The fair value of derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from counterparties.

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

The Company’s regulated gas operations hedge natural gas purchasing activities using over-the-counter options and swaps and New York Mercantile Exchange (NYMEX) futures and options. The Company’s tariffs include a PGA that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of these hedging activities are to be included in the PGA. As such, the cost of derivatives and gains and losses on such derivatives utilized to hedge gas purchasing activities are recoverable through the weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability.  These derivative financial instruments are not designated as hedges under the provisions of SFAS 133 .

The Company uses interest swaps to manage interest rate risk on certain debt issuances.  In particular, the Company uses swaps to synthetically convert variable rate debt to fixed rate debt.  In addition, in anticipation of the issuance of debt, the Company may use treasury rate lock or swap agreements.  These arrangements are designated as cash flow hedges. The effective portions of changes in fair value and payments made or received upon termination of such agreements are recorded in regulatory assets or regulatory liabilities and amortized to interest expense over the term of the underlying debt.  Ineffective portions are recognized in income.

The effective portion of settlement payments made or received upon termination are amortized to interest expense over the term of the underlying debt.  As permitted by SFAS 104, “Statement of Cash Flows – Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transaction” (ASC 230, Statement of Cash Flows), payments received or made are classified as a financing activity in the consolidated statement of cash flows.  The Company does not have any financial instruments designated as fair value hedges.

Quantitative Disclosures Related to Derivatives

At June 30, 2009, the Company was party to natural gas derivative contracts for 3,449,000 dekatherms.  Also at June 30, 2009, the Company was a party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $221.4 million.

	Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
As of June 30, 2009	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (a)	Value	Location (a)	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$5	Derivative liabilities	$2
Total		$5		$2

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	1	Accounts receivable	1
			Derivative liabilities	6
Total		$1		$7

(a)   In the Company’s condensed consolidated balance sheet, some derivative instruments have asset positions which are netted with liabilities and some have liability positions which are netted with assets.

The effect of derivative instruments on the statement of income for the three and six months ended June 30, 2009 is as follows:

	Gain or (Loss) Deferred	Gain or (Loss) Reclassified from
	in Regulatory Accounts	Deferred Accounts into Income
Derivatives in Cash Flow	(Effective Portion)	(Effective Portion)
Hedging Relationships	2009	Location	Amount
Second Quarter
Interest rate contracts	$27	Interest expense	$-
Total	$27		$-

Year to Date
Interest rate contracts	$50	Interest expense	$(1)
Total	$50		$(1)

Derivatives Not Designated	Gain or (Loss) Recognized in Income
as Hedging Instruments	Location	Amount
Second Quarter
Commodity contracts	Gas purchased for resale	$(3)
Total		$(3)

Year to Date
Commodity contracts	Gas purchased for resale	$(6)
Total		$(6)

Hedge Ineffectiveness

Other gains recognized in income representing interest rate hedge ineffectiveness were $1.9 million and $2.0 million, net of tax, for the three and six months ended June 30, 2009, respectively.

Credit Risk Considerations

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades. As of June 30, 2009, the Company has posted no collateral related to derivatives with contingent provisions that are in a net liability position. If all of the contingent features underlying these instruments were fully triggered as of June 30, 2009, the Company would be required to post $4 million of collateral to its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of June 30, 2009, is $4 million.

6.       FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES

The Company values commodity derivative assets and liabilities using unadjusted NYMEX prices, and considers such measure of fair value to be Level 1 for exchange traded instruments and Level 2 for over-the-counter instruments. The Company’s interest rate swap agreements are valued using broker quotes.  Fair value measurements, and the level within the fair value hierarchy of SFAS 157 (ASC 820) in which the measurements fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active	Significant Other
	Markets for Identical Assets	Observable Inputs
Millions of dollars	(Level 1)	(Level 2)
As of June 30, 2009
Assets - Derivative instruments	$2	$5
Liabilities - Derivative instruments	-	8

As of December 31, 2008
Assets - Derivative instruments	6	14
Liabilities - Derivative instruments	2	60

There were no fair value measurements based on significant unobservable inputs (Level 3) for either date presented.

As required by SFAS 107 (ASC 820), as amended, financial instruments for which the carrying amount may not equal estimated fair value at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Long-term debt	$3,214.9	$3,584.1	$3,173.2	$3,297.1
Preferred stock (not subject to purchase or sinking funds)	106.3	89.3	106.3	89.3
Preferred stock (subject to purchase or sinking funds)	7.3	7.3	7.5	7.5

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

The fair value of preferred stock is estimated using market quotes.

Potential taxes and other expenses that would be incurred in an actual sale or settlement have not been considered.

7.       COMMITMENTS AND CONTINGENCIES

Commitments and contingencies at June 30, 2009 include the following:

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

B.      Environmental

The United States Environmental Protection Agency (EPA) issued a final rule in 2005 known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies challenged the rule, seeking a change in the method CAIR used to allocate sulfur dioxide emission allowances.  On December 23, 2008, the United States Court of Appeals for the District of Columbia Circuit remanded the rule but did not vacate it.  Prior to the Court of Appeals’ decision, SCE&G and GENCO had determined that additional air quality controls would be needed to meet the CAIR requirements. SCE&G has completed the installation of SCR technology at Cope Station for nitrogen oxide reduction and SCE&G and GENCO are installing wet limestone scrubbers at Wateree and Williams Stations for sulfur dioxide reduction.   The Company expects to incur capital expenditures totaling approximately $559 million through 2010 for these scrubber projects.   The Company cannot predict when the EPA will

issue a revised rule or what impact the rule will have on SCE&G and GENCO.  Any costs incurred to comply with this vacated rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

On April 17, 2009 the EPA issued a proposed finding that atmospheric concentrations of greenhouse gasses endanger public health and welfare within the meaning of Section 202(a) of the Clean Air Act. The proposed finding, if finalized, would enable the EPA to regulate greenhouse gas emissions under the Clean Air Act.  The comment period on the proposed finding ended on June 23, 2009. The Company cannot predict when the EPA will issue regulations related to greenhouse gas emissions, if at all, or what such regulations would require. The Company expects that any costs incurred to comply with greenhouse gas emission requirements will be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by the South Carolina Department of Health and Environmental Control.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $9.3 million.  In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina. SCE&G expects to recover any cost arising from the remediation of these four sites, net of insurance recovery, through rates.  At June 30, 2009, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $19.7 million.

The Company is also engaged in various other environmental matters incidental to its business operations which management anticipates will be resolved without a material adverse impact on the Company’s results of operations, cash flows or financial condition.

C.      Claims and Litigation

In May 2004, a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment, but did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.   In February 2008 the Circuit Court issued an order to conditionally certify the class, which remains limited to easements in Charleston County.  In July 2008, the plaintiff’s motion to add SCANA Communications, Inc. (SCI) to the lawsuit as an additional defendant was granted.   Trial is not anticipated before the fall of 2009.  SCANA, SCI and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

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

			Earnings
		Operating	Available to
	External	Income	Common	Segment
Millions of Dollars	Revenue	(Loss)	Shareholder	Assets
Three Months Ended June 30, 2009
Electric Operations	$524	$121	n/a
Gas Distribution	72	(2)	n/a
Adjustments/Eliminations	-	-	$57
Consolidated Total	$596	$119	$57

Six Months Ended June 30, 2009
Electric Operations	$1,024	$223	n/a	$6,925
Gas Distribution	229	26	n/a	544
Adjustments/Eliminations	-	(1)	$117	1,942
Consolidated Total	$1,253	$248	$117	$9,411

Three Months Ended June 30, 2008
Electric Operations	$579	$129	n/a
Gas Distribution	119	(1)	n/a
Adjustments/Eliminations	-	(1)	$58
Consolidated Total	$698	$127	$58

Six Months Ended June 30, 2008
Electric Operations	$1,070	$226	n/a	$6,119
Gas Distribution	321	27	n/a	502
Adjustments/Eliminations	-	(2)	$115	1,706
Consolidated Total	$1,391	$251	$115	$8,327

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

RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009
AS COMPARED TO THE CORRESPONDING PERIODS IN 2008

Net Income

Net income was as follows:

	Second Quarter		Year to Date
Millions of dollars	2009	2008	2009	2008
Net income	$61.1	$62.4	$124.5	$123.7

Second Quarter

Net income decreased primarily due to lower electric margin of $3.5 million, partially offset by other variances which are explained in the following pages.

Year to Date

Net income increased primarily due to lower operation and maintenance expenses of $5.9 million, partially offset by lower electric margin of $3.7 million and other variances which are explained in the follow pages.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock held by SCANA Corporation (SCANA) during 2009:

Declaration Date	Amount	Quarter Ended	Payment Date
February 19, 2009	$40.7 million	March 31, 2009	April 1, 2009
April 23, 2009	43.0 million	June 30, 2009	July 1, 2009
July 30, 2009	45.5 million	September 30, 2009	October 1, 2009

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (Fuel Company).  Electric operations sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Operating revenues	$523.8	(9.5)%	$578.8	$1,023.9	(4.3)%	$1,069.8
Less: Fuel used in electric generation	191.3	(15.9)%	227.4	377.4	(6.7)%	404.3
Purchased power	3.1	(80.9)%	16.2	7.9	(62.2)%	20.9
Margin	$329.4	(1.7)%	335.2	$638.6	(0.9)%	$644.6

Second Quarter

Margin decreased due to lower residential and customer usage (including the effects of weather) of $3.5 million, lower industrial sales of $2.6 million, and lower off-system sales of $2.6 million, partially offset by residential and commercial customer growth of $1.9 million and an increase in base rates by the Public Service Commission of South Carolina (SCPSC) under the Base Load Review Act (BLRA) of $1.8 million which became effective for bills rendered on or after March 29. 2009.

Year to Date

Margin decreased due to lower off-system sales of $8.2 million and lower industrial sales of $6.5 million, partially offset by higher residential and commercial customer usage (including the effects of weather) of $3.9 million, residential and commercial customer growth of $3.8 million and an increase in base rates by the SCPSC under the BLRA of $1.8 million which became effective for bills rendered on or after March 29. 2009.

 Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Operating revenues	$71.8	(39.8)%	$119.3	$228.5	(28.9)%	$321.6
Less: Gas purchase for resale	47.5	(50.5)%	95.9	152.8	(37.7)%	245.2
Margin	$24.3	3.8%	23.4	$75.7	(0.9)%	$76.4

Second Quarter

Margin increased primarily due to an increase of $0.6 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2008.

Year to Date

Margin decreased due to lower customer usage of $2.8 million, partially offset by an increase of $2.0 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2008.

Other Operating Expenses

 Other operating expenses were as follows:

	Second Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Other operation and maintenance	$125.9	1.0%	124.7	$249.4	(1.9)%	$254.2
Depreciation and amortization	67.7	0.1%	67.6	135.5	-%	135.5
Other taxes	40.8	2.8%	39.7	81.9	2.8%	79.7

Second Quarter

Other operation and maintenance expenses increased primarily due to higher customer service expense of $1.6 million.  Depreciation and amortization expense increased primarily due to net property additions.  Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses decreased primarily due to lower generation, transmission and distribution expense of $6.3 million and lower incentive compensation and other benefits of $5.2 million. Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) declined in 2009 compared to 2008 primarily due to lower pension income.

Pension Expense (Income)

Pension expense (income) was recorded on the Company’s income statements and balance sheets as follows:

	Second Quarter		Year to Date
Millions of dollars	2009	2008	2009	2008

Income Statement Impact:
Reduction in employee benefit costs	$(1.1)	$(0.5)	$(2.2)	$(1.1)
Other income	(1.0)	(3.7)	(2.1)	(7.5)
Balance Sheet Impact:
Increase (reduction) in capital expenditures	2.1	(0.2)	4.1	(0.4)
Component of amount due to Summer Station co-owner	0.6	(0.1)	1.3	(0.1)
Regulatory asset	7.8	-	15.6	-
Total Pension Expense (Income)	$8.4	$(4.5)	$16.7	$(9.1)

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

Income Taxes

Income tax expense decreased primarily due to lower income before taxes, which excludes the equity allowance for funds used during construction, a nontaxable item.

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

The Company's issuance of various securities, including short- and long-term debt, is subject to customary approval or authorization by one or more state or federal regulatory bodies including the SCPSC and FERC.

During the period ended June 30, 2009, SCE&G has received from SCANA equity contributions of $181.4 million.  Proceeds were received from the sale of SCANA common stock and from SCANA’s various compensation and dividend reinvestment programs.  The contributed funds were used to finance capital expenditures, including the construction of new nuclear units, and for general corporate purposes.

In March 2009, SCE&G issued $175 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale were used to repay short-term debt and for general corporate purposes.

Each of the rating agencies that rate SCE&G issued downgrades in 2009.  The principal reasons stated by the rating agencies for these downgrades were SCE&G’s increased debt to finance capital expenditures and the overall business risk associated with nuclear generation construction.  The ratings as of August 10, 2009 of SCE&G are as follows:

SECURITIES RATINGS (As of August 10, 2009)

SCE&G
Rating Agency	Senior Secured	Senior Unsecured	Preferred Stock	Commercial Paper	Outlook
Moody's	A3	Baa1	Baa3	P-2	Negative
Standard & Poor’s (S&P)	A-	BBB+	BBB-	A-2	Stable
Fitch	A	A-	BBB+	F2	Stable

The outlook applies to all ratings provided by the applicable rating agency for SCE&G.

Securities ratings used by Moody's, S&P and Fitch are as follows:

Long-term (investment grade)			Short-term
Moody's (1)	S&P (2)	Fitch (2)	Moody's	S&P	Fitch
Aaa	AAA	AAA	Prime-1 (P-1)	A-1	F1
Aa	AA	AA	Prime-2 (P-2)	A-2	F2
A	A	A	Prime-3 (P-3)	A-3	F3
Baa	BBB	BBB	Not Prime	B	B
				C	C
				D	D
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

At June 30, 2009 and December 31, 2008, SCE&G (including Fuel Company) had available the following lines of credit (LOC), LOC advances, commercial paper, and letter of credit obligations outstanding:

	SCE&G (a) (c)
	June 30,	December 31,
Millions of dollars	2009	2008
Lines of credit:
Committed long-term (expire December 2011)
Total	$650	$650
LOC advances	280	285
Weighted average interest rate	.51%	1.61%
Outstanding commercial paper (270 or fewer days)	116	34
Weighted average interest rate	.73%	5.69%
Letters of credit supported by LOC	.3	-
Available	254	331
Uncommitted (b) (unused):	$78	$78

(a)        Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of LOC advances or short-term commercial paper.
(b)        SCANA, SCE&G or a combination may use the uncommitted line of credit.
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

Challenging conditions during 2008 tested the Company’s liquidity and its ability to access short-term funding sources.  During this period, all of the banks in the Company’s revolving credit facilities fully funded draws requested of them.  As of June 30, 2009, the Company had drawn approximately $280 million from its $650 million facilities, had approximately $116 million in commercial paper borrowings outstanding and approximately $172 million in cash and temporary investments.  The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity.

At June 30, 2009, the Company had net available liquidity of approximately $426 million, and the Company’s revolving credit facilities are in place until December 2011.  The Company’s long-term debt portfolio has weighted average maturity of approximately 17 years and bears an average cost of 5.40%.  All long-term debt, other than facility draws, effectively bears fixed interest rates.  To further preserve liquidity, the Company rigorously reviewed its projected capital expenditures and operating costs for 2009 and reduced them where possible without impacting safety, reliability, and core customer service.

The Company's issuance of various securities, including short- and long-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including the SCPSC and Federal Energy Regulatory Commission (FERC).

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects that, barring further impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction. The Company’s ratios of earnings to fixed charges for the 6 and 12 months ended June 30, 2009 were 2.99 and 3.30, respectively.  The Company’s ratios of earnings to combined fixed charges and preference dividends for the same period were 2.81 and 3.11, respectively.

ENVIRONMENTAL AND REGULATORY MATTERS

On June 26, 2009, the United States House of Representatives narrowly passed energy legislation that, if it becomes law, would mandate significant reduction in greenhouse gas emissions and require electric utilities to generate an increasing percentage of their power from renewable sources.  The bill would require, among other things, that greenhouse gas emissions be reduced to 17% below 2005 levels by 2020, and to 83% below 2005 levels by 2050.  Companies could meet these standards either through emission reductions or by obtaining emission allowances (“Cap and Trade”).  The bill also would impose a renewable electric standard (RES) on the total generation of electric utilities beginning at 6% in 2012 and increasing to 20% by 2020.  New nuclear generation could be subtracted from the RES total generation baseline calculation, and one quarter of the RES mandate could be met through energy efficiency measures.  The United States Senate is considering legislation that would address greenhouse gas emissions and would establish an RES.  The Company cannot predict if or when the legislation described above will become law or what requirements would be imposed on the Company by such legislation.  The Company expects that any costs incurred to comply with such legislation would be recoverable through rates.

On April 17, 2009 the EPA issued a proposed finding that atmospheric concentrations of greenhouse gasses endanger public health and welfare within the meaning of Section 202(a) of the Clean Air Act. The proposed finding, if finalized, would enable the EPA to regulate greenhouse gas emissions under the Clean Air Act.  The comment period on the proposed finding ended on June 23, 2009.  The Company cannot predict when the EPA will issue regulations related to greenhouse gas emissions, if at all, or what such regulations would require. The Company expects that any costs incurred to comply with greenhouse gas emission requirements will be recoverable through rates.

          With the pervasive emergence of concern over the issue of global warming as a significant influence upon the economy, SCANA, SCE&G and GENCO are subject to certain climate-related financial risks, including those involving regulatory requirements responsive to greenhouse gas emissions as well as those involving physical impacts which could arise from global warming. Certain other business and financial risks arising from such climate change could also arise. The Company cannot predict all of the climate-related regulatory and physical risks nor the related consequences which might impact the Company, and the following discussion should not be considered all-inclusive.

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

OTHER MATTERS

Off-Balance Sheet Transactions

SCE&G does not hold investments in unconsolidated special purpose entities such as those described in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (ASC 860, Transfers and Servicing) or as described in FIN 46(R), “Consolidation of Variable Interest Entities” (ASC 810-10, Consolidation).  The Company does not engage in off-balance sheet financing or similar transactions, although it is party to incidental operating leases in the normal course of business, generally for office space, furniture, equipment and rail cars.

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

Commodity price risk - The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. See Note 5 to the condensed consolidated financial statements.  The following table provides information about the Company’s financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 dekatherms. Fair value represents quoted market prices for these or similar instruments.

Expected Maturity:
	Futures Contracts		Options
			Purchased Call
2009	Long	2009	Long
Settlement Price (a)	4.03	Strike Price (a)	6.99
Contract Amount (b)	2.2	Contract Amount (b)	6.8
Fair Value (b)	1.0	Fair Value (b)	0.3

		2010
		Strike Price (a)	7.07
		Contract Amount (b)	7.7
		Fair Value (b)	0.5
(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2009	2010
Commodity Swaps:
Pay fixed/receive variable (b)	10.5	0.7
Average pay rate (a)	9.666	11.554
Average received rate (a)	4.237	5.842
Fair value (b)	4.6	0.4

(a) Weighted average, in dollars
(b) Millions of dollars

 ITEM 4T.  CONTROLS AND PROCEDURES

As of June 30, 2009, South Carolina Electric & Gas Company (SCE&G) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2009, SCE&G’s disclosure controls and procedures were effective. There has been no change in SCE&G’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (not applicable for South Carolina
       Electric & Gas Company).

The Annual Meeting of Shareholders of SCANA Corporation Common Stock (No Par Value) was held on April 23, 2009.  The following matters were voted upon at the meeting.

1.	To elect Directors for the terms specified in the Proxy Statement.

Nominee	Number of Shares Voting For	Number of Shares Voting to Withhold Authority	Total Shares Voted
James A. Bennett	84,468,434	18,386,055	102,854,489
Lynne M. Miller	84,467,689	18,386,800	102,854,489
James W. Roquemore	84,452,953	18,401,536	102,854,489
Maceo K. Sloan	84,426,189	18,428,300	102,854,489

2.           To approve the appointment of Deloitte & Touche LLP as independent auditors for SCANA Corporation.

Number of Shares
FOR	101,696,358
AGAINST	613,737
ABSTAIN	544,391
TOTAL	102,854,486

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
August 10, 2009	James E. Swan, IV
Controller
(Principal accounting officer)

EXHIBIT INDEX

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

3.01	X		Restated Articles of Incorporation of SCANA Corporation as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)
3.02	X		Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)
3.03		X
Restated Articles of Incorporation of South Carolina Electric & Gas Company, as adopted on
May 3, 2001 (Filed as Exhibit 3.01 to Registration Statement No. 333-65460 and incorporated by reference herein)

3.04		X	Articles of Amendment effective as of the dates indicated below and filed as exhibits to the Registration Statements set forth below and are incorporated by reference herein
			May 22, 2001	Exhibit 3.02	to Registration Statement No. 333-65460
			June 14, 2001	Exhibit 3.04	to Registration Statement No. 333-65460
			August 30, 2001	Exhibit 3.05	to Registration Statement No. 333-101449
			March 13, 2002	Exhibit 3.06	to Registration Statement No. 333-101449
			May 9, 2002	Exhibit 3.07	to Registration Statement No. 333-101449
			June 4, 2002	Exhibit 3.08	to Registration Statement No. 333-101449
			August 12, 2002	Exhibit 3.09	to Registration Statement No. 333-101449
			March 13, 2003	Exhibit 3.03	to Registration Statement No. 333-108760
			May 22, 2003	Exhibit 3.04	to Registration Statement No. 333-108760
			June 18, 2003	Exhibit 3.05	to Registration Statement No. 333-108760
			August 7, 2003	Exhibit 3.06	to Registration Statement No. 333-108760
			February 26, 2004	Exhibit 3.05	to Registration Statement No. 333-145208-01
			May 18, 2004	Exhibit 3.06	to Registration Statement No. 333-145208-01
			June 18, 2004	Exhibit 3.07	to Registration Statement No. 333-145208-01
			August 12, 2004	Exhibit 3.08	to Registration Statement No. 333-145208-01
			March 9, 2005	Exhibit 3.09	to Registration Statement No. 333-145208-01
			May 16, 2005	Exhibit 3.10	to Registration Statement No. 333-145208-01
			June 15, 2005	Exhibit 3.11	to Registration Statement No. 333-145208-01
			August 16, 2005	Exhibit 3.12	to Registration Statement No. 333-145208-01
			March 14, 2006	Exhibit 3.13	to Registration Statement No. 333-145208-01
			May 11, 2006	Exhibit 3.14	to Registration Statement No. 333-145208-01
			June 28, 2006	Exhibit 3.15	to Registration Statement No. 333-145208-01
			August 16, 2006	Exhibit 3.16	to Registration Statement No. 333-145208-01
			March 13, 2007	Exhibit 3.17	to Registration Statement No. 333-145208-01
			May 22, 2007	Exhibit 3.18	to Registration Statement No. 333-145208-01
			June 22, 2007	Exhibit 3.19	to Registration Statement No. 333-145208-01
			August 21, 2007	Exhibit 3.05	on Post-Effective Amendment No. 1 to Registration Statement No. 333-145208-01
			May 15, 2008	Exhibit 3.06	on Post-Effective Amendment No. 1 to Registration Statement No. 333-145208-01
			July 9, 2008	Exhibit 3.07	on Post-Effective Amendment No. 1 to Registration Statement No. 333-145208-01
			August 28, 2008	Exhibit 3.08	on Post-Effective Amendment No. 1 to Registration Statement No. 333-145208-01

3.05		X	Articles of Amendment dated May 15, 2009 (Filed as Exhibit 3.01 to Form 8-K and incorporated by reference herein)
3.06		X	Articles of Amendment dated June 29, 2009 (Filed as Exhibit 3.01 to Form 8-K and incorporated by reference herein)
3.07		X	Articles of Correction filed on June 1, 2001 correcting May 22, 2001 Articles of Amendment (Filed as Exhibit 3.03 to Registration Statement No. 333-65460 and incorporated by reference herein)
3.08		X
Articles of Correction filed on February 17, 2004 correcting Articles of Amendment for the dates indicated below and filed as exhibits to Registration Statement No. 333-145208-01 set forth below and are incorporated by reference herein

			May 7, 2001	Exhibit 3.21(a)
			May 22, 2001	Exhibit 3.21(b)
			June 14, 2001	Exhibit 3.21(c)
			August 30, 2001	Exhibit 3.21(d)

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

			March 13, 2002	Exhibit 3.21(e)
			May 9, 2002	Exhibit 3.21(f)
			June 4, 2002	Exhibit 3.21(g)
			August 12, 2002	Exhibit 3.21(h)
			March 13, 2003	Exhibit 3.21(i)
			May 22, 2003	Exhibit 3.21(j)
			June 18, 2003	Exhibit 3.21(k)
			August 7, 2003	Exhibit 3.21(l)
3.09		X	Articles of Correction dated March 17, 2006, correcting March 14, 2006 Articles of Amendment (Filed as Exhibit 3.22 to Registration Statement No. 333-145208-01 and incorporated by reference herein)
3.10		X
Articles of Correction dated September 6, 2006, correcting August 16, 2006 Articles of Amendment (Filed as Exhibit 3.23 to Registration Statement No. 333-145208-01 and incorporated by reference herein)

3.11		X
Articles of Correction dated May 20, 2008, correcting May 15, 2008 Articles of Amendment (Filed as
Exhibit 3.13 to Post-Effective Amendment No 1 to Registration Statement No. 333-145208-01 and
incorporated by reference herein)

3.12	X		By-Laws of SCANA as revised and amended on February 19, 2009 (Filed as Exhibit 3.14 on Post-Effective Amendment No. 1 to Registration Statement No. 333-145208 and incorporated by reference herein)
3.13		X	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)
10.01	X	X
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
amended) (Filed as Exhibit 10.01 to Form 10-Q/A for the quarter ended June 30, 2008 and incorporated by
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