Form 10-Q/A
period 2008-06-30
SOUTH CAROLINA ELECTRIC & GAS CO
filed 2009-10-09
CIK 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q of South Carolina Electric & Gas Company (“SCE&G”) for the quarter ended June 30, 2008 is being filed to correct typographical errors in the Section 302 certifications set forth in Exhibits 31.07 and 31.08 to Amendment No. 1 thereto, which incorrectly referred to this quarterly report on Form 10-Q as an “annual” report on Form 10-Q.  No changes are being made to any other portions of the Form 10-Q originally filed, as amended by Amendment No. 1.

ITEM 6.  EXHIBITS

Exhibits filed or furnished with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

As permitted under Item 601(b)(4)(iii) of Regulation S-K, instruments defining the rights of holders of long-term debt of less than 10 percent of the total consolidated assets of SCE&G, for itself and its consolidated affiliates, have been omitted and SCE&G agrees to furnish a copy of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrant)

By:	/s/James E. Swan, IV
October 9, 2009	James E. Swan, IV
Controller
(Principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.03
Restated Articles of Incorporation of South Carolina Electric & Gas Company, as adopted on May 3, 2001
(Filed as Exhibit 3.01 to Registration Statement No. 333-65460 and incorporated by reference herein)

3.04	Articles of Amendment effective as of the dates indicated below and filed as exhibits to the Registration Statements or Exchange Act reports set forth below and are incorporated by reference herein
	May 22, 2001	Exhibit 3.02	to Registration No. 333-65460
	June 14, 2001	Exhibit 3.04	to Registration No. 333-65460
	August 30, 2001	Exhibit 3.05	to Registration No. 333-101449
	March 13, 2002	Exhibit 3.06	to Registration No. 333-101449
	May 9, 2002	Exhibit 3.07	to Registration No. 333-101449
	June 4, 2002	Exhibit 3.08	to Registration No. 333-101449
	August 12, 2002	Exhibit 3.09	to Registration No. 333-101449
	March 13, 2003	Exhibit 3.03	to Registration No. 333-108760
	May 22, 2003	Exhibit 3.04	to Registration No. 333-108760
	June 18, 2003	Exhibit 3.05	to Registration No. 333-108760
	August 7, 2003	Exhibit 3.06	to Registration No. 333-108760
	February 26, 2004	Exhibit 3.05	to Registration No. 333-145208-01
	May 18, 2004	Exhibit 3.06	to Registration No. 333-145208-01
	June 18, 2004	Exhibit 3.07	to Registration No. 333-145208-01
	August 12, 2004	Exhibit 3.08	to Registration No. 333-145208-01
	March 9, 2005	Exhibit 3.09	to Registration No. 333-145208-01
	May 16, 2005	Exhibit 3.10	to Registration No. 333-145208-01
	June 15, 2005	Exhibit 3.11	to Registration No. 333-145208-01
	August 16, 2005	Exhibit 3.12	to Registration No. 333-145208-01
	March 14, 2006	Exhibit 3.13	to Registration No. 333-145208-01
	May 11, 2006	Exhibit 3.14	to Registration No. 333-145208-01
	June 28, 2006	Exhibit 3.15	to Registration No. 333-145208-01
	August 16, 2006	Exhibit 3.16	to Registration No. 333-145208-01
	March 13, 2007	Exhibit 3.17	to Registration No. 333-145208-01
	May 22, 2007	Exhibit 3.18	to Registration No. 333-145208-01
	June 22, 2007	Exhibit 3.19	to Registration No. 333-145208-01
	August 21, 2007	Exhibit 3.01	to Form 8-K filed August 23, 2007
	May 15, 2008	Exhibit 3.01	to Form 8-K filed May 21, 2008
	July 9, 2008	Exhibit 3.01	to Form 8-K filed July 10, 2008

3.05	Articles of Correction filed on June 1, 2001 correcting May 22, 2001 Articles of Amendment (Filed as Exhibit 3.03 to Registration Statement No. 333-65460 and incorporated by reference herein)
3.06
Articles of Correction filed on February 17, 2004 correcting Articles of Amendment for the dates indicated below and filed as exhibits to Registration Statement No. 333-145208-01 set forth below and are incorporated by reference herein

	May 7, 2001	Exhibit 3.21(a)
	May 22, 2001	Exhibit 3.21(b)
	June 14, 2001	Exhibit 3.21(c)
	August 30, 2001	Exhibit 3.21(d)

Exhibit No.	Description

	March 13, 2002	Exhibit 3.21(e)
	May 9, 2002	Exhibit 3.21(f)
	June 4, 2002	Exhibit 3.21(g)
	August 12, 2002	Exhibit 3.21(h)
	March 13, 2003	Exhibit 3.21(i)
	May 22, 2003	Exhibit 3.21(j)
	June 18, 2003	Exhibit 3.21(k)
	August 7, 2003	Exhibit 3.21(l)

3.07	Articles of Correction dated March 17, 2006, correcting March 14, 2006 Articles of Amendment (Filed as Exhibit 3.22 to Registration Statement No. 333-145208-01 and incorporated by reference herein)
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
Act of 1934, as amended) (Previously filed)

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