Form 10-Q
period 2009-09-30
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2009-11-04
CIK 91882, 754737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
1-8809	SCANA Corporation	57-0784499
(a South Carolina corporation)
100 SCANA Parkway, Cayce, South Carolina 29033
(803) 217-9000

1-3375	South Carolina Electric & Gas Company	57-0248695
(a South Carolina corporation)
100 SCANA Parkway, Cayce, South Carolina 29033
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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No  ☒  South Carolina Electric & Gas Company Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at October 31, 2009
SCANA Corporation	Without Par Value	123,132,614
South Carolina Electric & Gas Company	$4.50 Par Value	40,296,147 (a)
(a) Owned beneficially and of record by SCANA Corporation.

This combined Form 10-Q is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other company.

SEPTEMBER 30, 2009

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

SCANA CORPORATION
FINANCIAL SECTION

 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
Millions of dollars	2009	2008
Assets

Utility Plant In Service	$10,697	$10,433
Accumulated Depreciation and Amortization	(3,296)	(3,146)
Construction Work in Progress	1,092	711
Nuclear Fuel, Net of Accumulated Amortization	99	77
Acquisition Adjustments	230	230
Utility Plant, Net	8,822	8,305

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $104 and $94	279	194
Assets held in trust, net-nuclear decommissioning	65	54
Other investments	70	68
Nonutility Property and Investments, Net	414	316

Current Assets:
Cash and cash equivalents	103	272
Receivables, net of allowance for uncollectible accounts of $7 and $11	498	828
Inventories (at average cost):
Fuel and gas supply	371	358
Materials and supplies	110	108
Emission allowances	11	15
Prepayments and other	166	232
Deferred income taxes	-	23
Total Current Assets	1,259	1,836

Deferred Debits and Other Assets:
Regulatory assets	1,009	905
Other	144	140
Total Deferred Debits and Other Assets	1,153	1,045
Total	$11,648	$11,502

	September 30,	December 31,
Millions of dollars	2009	2008
Capitalization and Liabilities

Common Equity	$3,345	$3,045
Preferred Stock (Not subject to purchase or sinking funds)	106	106
Preferred Stock (Subject to purchase or sinking funds)	7	7
Long-Term Debt, net	4,166	4,361
Total Capitalization	7,624	7,519

Current Liabilities:
Short-term borrowings	311	80
Current portion of long-term debt	30	144
Accounts payable	292	405
Customer deposits and customer prepayments	91	97
Taxes accrued	108	128
Interest accrued	69	69
Dividends declared	60	56
Other	102	176
Total Current Liabilities	1,063	1,155

Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,075	1,009
Deferred investment tax credits	111	103
Asset retirement obligations	476	458
Pension and other postretirement benefits	273	261
Regulatory liabilities	889	838
Other	137	159
Total Deferred Credits and Other Liabilities	2,961	2,828

Commitments and Contingencies (Note 7)	-	-
Total	$11,648	$11,502

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars, except per share amounts	2009	2008	2009	2008
Operating Revenues:
Electric	$615	$671	$1,633	$1,735
Gas - regulated	117	179	675	871
Gas - nonregulated	189	416	835	1,412
Total Operating Revenues	921	1,266	3,143	4,018

Operating Expenses:
Fuel used in electric generation	220	267	595	672
Purchased power	3	8	11	28
Gas purchased for resale	233	519	1,146	1,912
Other operation and maintenance	163	160	485	504
Depreciation and amortization	83	83	248	242
Other taxes	44	40	135	127
Total Operating Expenses	746	1,077	2,620	3,485

Operating Income	175	189	523	533

Other Income (Expense):
Other income	27	17	51	53
Other expenses	(10)	(12)	(30)	(31)
Interest charges, net of allowance for borrowed funds
used during construction of $7, $4, $19 and $11	(59)	(56)	(172)	(163)
Allowance for equity funds used during construction	9	4	23	8
Total Other Expense	(33)	(47)	(128)	(133)

Income Before Income Tax Expense and
Earnings from Equity Method Investments	142	142	395	400
Income Tax Expense	40	50	122	141

Income Before Earnings from Equity Method Investments	102	92	273	259
Earnings from Equity Method Investments	2	4	4	7

Net Income	104	96	277	266
Less Preferred Dividends of Subsidiary	1	2	5	6
Income Available to Common Shareholders of SCANA Corporation	$103	$94	$272	$260

Basic and Diluted Earnings Per Share of Common Stock	$.84	$.80	$2.23	$2.22
Weighted Average Shares Outstanding (millions)	122.5	117.1	121.8	116.8
Dividends Declared Per Share of Common Stock	$.47	$.46	$1.41	$1.38

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
Millions of dollars	2009	2008
Cash Flows From Operating Activities:
Net income	$277	$266
Adjustments to reconcile net income to net cash provided from operating activities:
Excess earnings from equity method investments, net of distributions	(2)	(3)
Deferred income taxes, net	60	32
Depreciation and amortization	256	245
Amortization of nuclear fuel	16	12
Allowance for equity funds used during construction	(23)	(8)
Carrying cost recovery	(4)	(4)
Changes in certain assets and liabilities:
Receivables	330	52
Inventories	(57)	(66)
Prepayments and other	55	(46)
Other regulatory assets	(108)	42
Regulatory liabilities	12	(3)
Accounts payable	(138)	(64)
Taxes accrued	(20)	(54)
Interest accrued	-	11
Changes in other assets	(27)	(8)
Changes in other liabilities	(23)	-
Net Cash Provided From Operating Activities	604	404
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(623)	(646)
Proceeds from investments and sale of assets	30	18
Nonutility property additions	(95)	(48)
Investments	(5)	-
Net Cash Used For Investing Activities	(693)	(676)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	167	23
Proceeds from issuance of long-term debt	285	1,063
Repayment of long-term debt	(590)	(114)
Dividends	(173)	(165)
Short-term borrowings, net	231	(547)
Net Cash (Used For) Provided From Financing Activities	(80)	260
Net Decrease In Cash and Cash Equivalents	(169)	(12)
Cash and Cash Equivalents, January 1	272	134
Cash and Cash Equivalents, September 30	$103	$122
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $19 and $11)	$170	$145
- Income taxes	53	113

Noncash Investing and Financing Activities:
Accrued construction expenditures	111	42

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2009	2008	2009	2008
Net Income	$104	$96	$277	$266
Other Comprehensive Income (Loss), net of tax:
Unrealized holding losses arising during period, net	(3)	(35)	(22)	(15)
Reclassified to net income:
Gains (losses) on cash flow hedging activities	11	-	54	(4)
Amortization of deferred employee benefit plan costs, net of taxes	1	-	3	-
Total Comprehensive Income	113	61	312	247
Less Comprehensive Income Attributable to Noncontrolling Interest	(1)	(2)	(5)	(6)
Comprehensive Income Attributable to Common Shareholders of SCANA Corporation (1)	$112	$59	$307	$241

(1) Accumulated other comprehensive loss totaled $74.3 million as of September 30, 2009 and $108.6 million as of December 31, 2008.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation’s (SCANA and, together with its consolidated subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2008. These are interim financial statements, and due to the seasonality of the Company’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.  The Company has evaluated subsequent events through November 4, 2009, which is the date these financial statements were issued.

On July 1, 2009 the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification or ASC) became the single source of authoritative accounting principles generally accepted in the United States (GAAP). Throughout these notes, references to previous GAAP have been replaced with references to the ASC.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.      Basis of Accounting

    The Company’s cost-based, rate-regulated utilities recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded regulatory assets and regulatory liabilities, summarized as follows.

	September 30,	December 31,
Millions of dollars	2009	2008
Regulatory Assets:
Accumulated deferred income taxes	$171	$171
Under-collections - electric fuel adjustment clause	65	-
Environmental remediation costs	26	27
Asset retirement obligations and related funding	277	265
Franchise agreements	47	50
Deferred employee benefit plan costs	353	345
Other	70	47
Total Regulatory Assets	$1,009	$905

Regulatory Liabilities:
Accumulated deferred income taxes	$31	$32
Other asset removal costs	725	688
Storm damage reserve	51	48
Planned major maintenance	16	11
Monetization of bankruptcy claim	41	43
Other	25	16
Total Regulatory Liabilities	$889	$838

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset. Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the Public Service Commission of South Carolina (SCPSC) during annual hearings which are expected to be recovered in retail electric rates during the period October 2010 through April 2012.  As a part of a settlement agreement approved by the SCPSC in April 2009, SCE&G is allowed to collect interest on the deferred balance during the recovery period.

Environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by South Carolina Electric & Gas Company (SCE&G) are being recovered through rates, of which $19.3 million, net of insurance recovery, remain to be recovered. SCE&G is authorized to amortize $1.4 million of these costs annually.  At sites owned by Public Service Company of North Carolina, Incorporated (PSNC Energy), costs of $2.4 million are being recovered through rates over a period ending October

2011.  In addition, management believes that estimated remaining costs of $4.4 million, net of insurance recovery, will be recoverable through rates.

         Asset retirement obligations (ARO) and related funding represents the regulatory asset associated with the legal obligation to decommission and dismantle V. C. Summer Nuclear Station (Summer Station) and conditional AROs.

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. Based on an SCPSC order, SCE&G began amortizing these amounts through cost of service rates in February 2003 over approximately 20 years.

Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities, and costs deferred pursuant to specific regulatory orders (Note 1C), but which are expected to be recovered through utility rates.

Other asset removal costs represent net collections through depreciation rates of estimated costs to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming expenditures in excess of amounts included in base rates.  During the nine months ended September 30, 2009 and 2008, SCE&G applied costs of $1.6 million and $3.7 million, respectively, to the reserve.

Planned major maintenance related to certain fossil hydro turbine/generation equipment and nuclear refueling outages is accrued in advance of the time the costs are incurred, as approved through specific SCPSC orders. SCE&G is collecting $8.5 million annually, ending December 2013, through electric rates to offset turbine maintenance expenditures. Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

The monetization of bankruptcy claim represents proceeds from the sale of a bankruptcy claim which will be amortized into operating revenue through the year 2024.

The SCPSC or the North Carolina Utilities Commission (NCUC) (collectively, state commissions) or the United States Federal Energy Regulatory Commission (FERC) have reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include certain costs which have not been approved for recovery by a state commission or by FERC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company.  In addition, the Company has deferred in utility plant in service approximately $74.2 million of unrecovered costs related to the Lake Murray backup dam project and $70.1 million of costs related to the installation of selective catalytic reactor (SCR) technology at its Cope Station generating facility.  See Note 7B.  These costs are not currently being recovered, but are expected to be recovered through rates in future periods.  In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria of accounting for rate-regulated utilities, and could be required to write off its regulatory assets and liabilities.  Such an event could have a material adverse effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

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

C.      Pension and Other Postretirement Benefit Plans

Components of net periodic benefit income or cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2009	2008	2009	2008
Three months ended September 30,
Service cost	$4.1	$3.5	$0.6	$0.8
Interest cost	11.1	10.6	3.1	2.9
Expected return on assets	(12.4)	(19.9)	-	-
Prior service cost amortization	-	1.8	0.2	0.2
Transition obligation amortization	1.8	-	0.1	0.1
Amortization of actuarial loss	6.0	-	-	-
Net periodic benefit (income) cost	$10.6	$(4.0)	$4.0	$4.0

Nine Months ended September 30,
Service cost	$11.7	$11.3	$2.8	$3.0
Interest cost	33.6	32.4	9.2	9.0
Expected return on assets	(38.1)	(60.8)	-	-
Prior service cost amortization	-	5.3	0.8	0.8
Transition obligation amortization	5.3	-	0.5	0.5
Amortization of actuarial loss	17.5	-	-	-
Net periodic benefit (income) cost	$30.0	$(11.8)	$13.3	$13.3

In February 2009, SCE&G was granted accounting orders by the SCPSC to allow the deferral until future rate filings of pension expense related to its utility operations above that which is included in current rates.  Costs totaling $7.8 million of the $10.6 million for the three months ended September 30, 2009 have been deferred.  Costs totaling $23.4 million of the $30.0 million for the nine months ended September 30, 2009 have been deferred.

D.      New Accounting Matters

The Company adopted Statement of Financial Accounting Standards (SFAS) 165, codified as ASC 855, Subsequent Events, effective June 30, 2009.  ASC 855 makes the Company’s management responsible for subsequent-events accounting and disclosure.  The adoption of SFAS 165 did not impact the Company’s results of operations, cash flows or financial position.

The Company adopted FASB Staff Position FAS 107-1 and APB 28-1, codified as ASC 825, Financial Instruments, effective June 30, 2009.  This Staff Position amended previous guidance to require certain disclosures related to fair value in interim financial statements.  See Note 6 for the required disclosure.

The Company adopted SFAS 161, codified as ASC 815, Derivatives and Hedging, in the first quarter of 2009.  ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities to include how derivative instruments are accounted for and the effect of such activities on the entity’s financial statements.  The initial adoption of SFAS 161 did not impact the Company’s results of operations, cash flows or financial position.  See Note 5 for the required disclosure.

The Company adopted SFAS 160, codified as ASC 810, Consolidation in the first quarter of 2009.  ASC 810 requires entities to report noncontrolling (minority) interests in subsidiaries as equity.  The initial adoption of FAS 160 did not significantly impact the Company’s results of operations, cash flows or financial position.

The Company adopted SFAS 141(R), codified as ASC 805, Business Combinations in the first quarter of 2009.   ASC 805 requires the acquiring entity in a business combination to recognize the assets acquired and the liabilities assumed at their fair values at the acquisition date.  ASC 805 also requires the acquiring entity to disclose all of the information needed to evaluate and understand the nature and financial effect of the business combination.  The initial adoption of SFAS 141(R) did not impact the Company’s results of operations, cash flows or financial position.

FASB Staff Position FAS 132(R-1), codified as ASC 715-20-65-2, Compensation-Retirement Benefits, was issued on December 30, 2008.  ASC 715-20-65-2 amends previous guidance to require enhanced disclosures about an employer’s plan assets in a defined benefit pension plan or other postretirement plan.  The required disclosures include a discussion of the inputs and evaluation techniques used to develop fair value measurements of plan assets.  In addition, the fair value of each major category of plan assets is required to be disclosed separately for pension plans and other postretirement benefit plans.  ASC 715-20-65-2 is effective for fiscal years ending after December 15, 2009 and its initial adoption is not expected to affect the Company’s results of operations, cash flows or financial position.

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

F.       Income Taxes

In September 2009, an income tax uncertainty was resolved in the Company’s favor upon the receipt of a favorable ruling in litigation of a state tax issue, which resulted in a refund of $15 million in state income taxes, plus interest.  While the total of this tax benefit that will impact the effective tax rate will be $15 million, such impact is not expected to be material in the current or future years because, under regulatory accounting provisions, the tax benefit recorded is being amortized into earnings over the remaining life of property additions that gave rise to the tax benefit.  No other material changes in the status of the Company’s tax positions have occurred through September 30, 2009.

G.      Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  At September 30, 2009, such counterparties held 48% of PSNC Energy’s natural gas inventory, with a carrying value of $32 million, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees and, in certain instances, a share of profits.  No fees are received under supply service agreements.  The agreements expire at various times through March 31, 2011.

2.       RATE AND OTHER REGULATORY MATTERS

SCE&G

Electric

SCE&G’s rates are established using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G.  In April 2009, the SCPSC approved a settlement agreement between SCE&G, the South Carolina Office of Regulatory Staff (ORS), and others authorizing SCE&G to increase the fuel cost portion of its electric rates, effective with the first billing cycle of May 2009. As a part of the settlement, SCE&G agreed to spread the recovery of undercollected fuel costs over a three-year period ending April 2012, as further described in Note 1A. Due to the extended recovery period, SCE&G is allowed to collect interest on the deferred balance.

In July 2009, SCE&G filed with the SCPSC requests for an order pursuant to the Base Load Review Act (the BLRA) to approve an updated construction and capital cost schedule for the construction of two new nuclear generating units at Summer Station.  The updated schedule provides details of the construction and capital cost schedule beyond what was proposed and included in the original BLRA filing described below.  The revised schedule does not change the previously announced completion date for the two nuclear units or the originally announced cost.  The SCPSC has scheduled a hearing on this matter for November 4, 2009, and is expected to issue an order in January 2010.

In June 2009, SCE&G filed a request with the SCPSC for approval of certain demand reduction and energy efficiency programs (DSM programs).  SCE&G has requested the establishment of an annual rider to allow recovery of the costs and lost net margin revenue associated with DSM programs along with an incentive for investing in such programs.  The SCPSC is expected to conduct a hearing on SCE&G’s request in January 2010.

 In February 2009, the SCPSC approved SCE&G’s combined application pursuant to the BLRA, seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order, relating to proposed construction by SCE&G and the South Carolina Public Service Authority (Santee Cooper) to build and operate two new nuclear generating units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement and construction contract under which they will be built. The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with the schedules, estimates and projections, including contingencies set forth in the approved application.  As part of its order, the SCPSC approved the initial rate increase of $7.8 million, or 0.4%, related to recovery of the cost of capital on project expenditures through June 30, 2008, and the revised rates became effective for bills rendered on and after March 29, 2009.  In addition, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate any incremental construction work in progress incurred for new nuclear generation.  Requested rate adjustments would be based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.  In May 2009, two intervenors filed separate appeals of the order with the South Carolina Supreme Court.  The appeals are pending, and SCE&G cannot predict how or when they will be resolved.  In September 2009, the SCPSC approved SCE&G’s first annual revised rate request under the BLRA. The $22.5 million or 1.1% increase to retail electric rates is effective for bills rendered on or after October 30, 2009.

In March 2008, SCE&G and Santee Cooper filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL).  This COL application for the two new units was reviewed for completeness by the NRC and docketed on July 31, 2008.  In September 2008 the NRC issued a 30-month review schedule from the docketing date to the issuance of the safety evaluation report which would signify satisfactory completion of its review.  Both the environmental and safety reviews by the NRC are in progress and should support a COL issuance in late 2011.  This date would support both the project schedule and the substantial completion dates for the two new units in 2016 and 2019, respectively.

Gas

SCE&G

In June 2009, SCE&G filed an application with the SCPSC requesting an increase in retail natural gas base rates of 2.53% under the terms of the Natural Gas Rate Stabilization Act (Stabilization Act).  The Stabilization Act is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  In October 2009, the SCPSC approved an increase in retail natural gas base rates of $13 million.  The rate adjustment will be implemented with the first billing cycle of November 2009.

In October 2008, the SCPSC approved an increase in SCE&G’s retail natural gas base rates of $3.7 million under the terms of the Stabilization Act.  The rate adjustment was effective with the first billing cycle of November 2008.

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

In October 2009, in connection with PSNC Energy’s 2009 Annual Prudence Review, the NCUC determined that PSNC Energy’s gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12 months ended March 31, 2009.

In September 2009, the NCUC approved PSNC Energy’s semi-annual rate adjustment under the Customer Usage Tracker (CUT).  The CUT allows PSNC Energy to adjust its base rates for residential and commercial customers based on average per customer consumption.  As a result of this rate adjustment, increases for residential and commercial customers are in effect for service rendered on and after October 1, 2009.  The previous semi-annual rate adjustment under the CUT, which was effective for service rendered from April 1 through September 30, 2009, resulted in rate decreases.

In October 2008, the NCUC granted PSNC Energy an annual increase in natural gas margin revenues of approximately $9.1 million, offset by an $8.4 million reduction in fixed gas costs, for a net annual increase in rates and charges to customers of approximately $0.7 million.   The new rates were effective for services rendered on or after November 1, 2008.

3.       LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In September 2009, PSNC Energy entered into an agreement to issue and sell $100 million of ten-year unsecured notes.  PSNC Energy has until March 31, 2010 to draw funds on the notes.

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

Liquidity

SCANA, SCE&G (including South Carolina Fuel Company, Inc. (Fuel Company)) and PSNC Energy had available the following committed lines of credit (LOC), and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G (a)(b)		PSNC Energy (b)
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Millions of dollars	2009	2008	2009	2008	2009	2008
Lines of credit:
Committed long-term (expire December 2011)
Total	$200	$200	$650	$650	$250	$250
LOC advances	-	15	75	285	-	156
Weighted average interest rate	-%	2.17%	.52%	1.61%	-%	1.72%
Outstanding commercial paper (270 or fewer days)	-	-	242	34	69	46
Weighted average interest rate	-%	-%	.36%	5.69%	.35%	6.15%
Letters of credit supported by LOC	3	-	.3	-	-	-
Available	197	185	333	331	181	48

(a)       Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of
          LOC advances or short-term commercial paper.
(b)       SCE&G, Fuel Company and PSNC Energy may issue commercial paper in the amounts of up to $350 million, $250 million and $250 million, respectively.

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

4.       COMMON EQUITY

On January 7, 2009, SCANA closed on the sale of 2.875 million shares of common stock at $35.50 per share. Net proceeds of $100.5 million were used to finance capital expenditures, including the construction of new nuclear units, and for general corporate purposes. In addition, SCANA issued common stock valued at $68.0 million (when issued) during the nine months ended September 30, 2009 through various compensation and dividend reinvestment plans.

 5.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the statement of financial position and measures those instruments at fair value.  The Company recognizes changes in the fair value of derivative instruments either in earnings or as a component of other comprehensive income (loss), depending upon the intended use of the derivative and the resulting designation. The fair value of derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or, for interest rate swaps, discounted cashflow models with independently sourced data.

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

          The Company’s regulated gas operations (SCE&G and PSNC Energy) hedge natural gas purchasing activities using over-the-counter options and swaps and NYMEX futures and options. SCE&G’s tariffs include a PGA that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of these hedging activities are to be included in the PGA. As such, the cost of derivatives and gains and losses on such derivatives utilized to hedge gas purchasing activities are recoverable through the weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability. PSNC Energy’s tariffs also include a provision for the recovery of actual gas costs incurred. PSNC Energy records premiums, transaction fees, margin requirements and any realized gains or losses from its hedging program in deferred accounts as a regulatory asset or liability for the over- or under-recovery of gas costs.  These derivative financial instruments utilized by the Company’s regulated gas operations are not designated as hedges.

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

As an accommodation to certain customers, SCANA Energy Marketing, Inc. (SEMI), as part of its energy management services, offers fixed price supply contracts which are accounted for as derivatives. These sales contracts are offset by the purchase of supply futures and swaps which are also accounted for as derivatives.

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

The effective portion of settlement payments made or received upon termination are amortized to interest expense over the term of the underlying debt and are classified as a financing activity in the consolidated statements of cash flows.

Quantitative Disclosures Related to Derivatives

At September 30, 2009, the Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in dekatherms)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
Cash flow	-	8,008,850	8,586,806	16,595,656
Not designated (a)	5,799,000	800,000	31,139,198	37,738,198
Total (a)	5,799,000	8,808,850	39,726,004	54,333,854

(a)  Includes an aggregate 14,240,162 dekatherms related to basis swap contracts in Retail Gas Marketing and Energy Marketing.

At September 30, 2009, the Company was party to interest rate swaps designated as fair value hedges with an aggregate notional amount of $9.6 million and was party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $331.4 million.

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
As of September 30, 2009	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (b)	Value	Location (b)	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$4	Other current liabilities	$9
			Other deferred credits	21

Commodity contracts	Other current liabilities	3	Prepayments and other	1
			Other current liabilities	12
			Other deferred credits	2
Total		$7		$45

Derivatives not designated as
hedging instruments
Commodity contracts	Prepayments and other	$3	Accounts receivable	$1
			Other current liabilities	2

Energy management contracts	Prepayments and other	3	Prepayments and other	2
	Other current liabilities	2	Other current liabilities	3
Total		$8		$8

(b)  Asset derivatives represent unrealized gains to the Company, and liability derivatives represent unrealized losses.  In the
    Company’s condensed consolidated balance sheet, unrealized gain and loss positions with the same counterparty are reported as either a net asset or liability.

The effect of derivative instruments on the statements of income for the three and nine months ended September 30, 2009 is as follows:

Derivatives in Fair Value Hedging Relationships

The Company’s interest rate swaps designated as fair value hedges, including the amortization of gains on those terminated prior to 2006 discussed above, resulted in reductions to interest expense of $1.3 million and $4.0 million for the three and nine months ended September 30, 2009, respectively.

Derivatives in Cash Flow Hedging Relationships

	Gain or (Loss) Deferred	Gain or (Loss) Reclassified from
Derivatives in Cash Flow	in Regulatory Accounts	Deferred Accounts into Income
Hedging Relationships	(Effective Portion)	(Effective Portion)
Millions of dollars	2009	Location	Amount
Third Quarter
Interest rate contracts	$(11)	Interest expense	$(1)
Total	$(11)		$(1)

Year to Date
Interest rate contracts	$39	Interest expense	$(2)
Total	$39		$(2)

	Gain or (Loss)	Gain or (Loss) Reclassified from
Derivatives in Cash Flow	Recognized in OCI, net of tax	Accumulated OCI into Income,
Hedging Relationships	(Effective Portion)	net of tax (Effective Portion)
Millions of dollars	2009	Location	Amount
Third Quarter
Interest rate contracts	$(3)	Interest expense	$(1)
Commodity contracts	(3)	Gas purchased for resale	(12)
Total	$(6)		$(13)

Year to Date
Interest rate contracts	$6	Interest expense	$(2)
Commodity contracts	(32)	Gas purchased for resale	(54)
Total	$(26)		$(56)

As of September 30, 2009, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive loss to earnings arising from cash flow hedges will include approximately $10.2 million as an increase to gas cost and approximately $2 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of September 30, 2009, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2013.

Derivatives Not Designated as
Hedging Instruments	Gain or (Loss) Recognized in Income
Millions of dollars	Location	Amount
Third Quarter
Commodity contracts	Gas purchased for resale	$(6)
Other energy management contracts	Gas purchased for resale	(1)
Total		$(7)

Year to Date
Commodity contracts	Gas purchased for resale	$(12)
Other energy management contracts	Gas purchased for resale	(1)
Total		$(13)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing interest rate hedge ineffectiveness were $(0.8) million and $1.2 million, net of tax, for the three and nine months ended September 30, 2009, respectively.  These amounts are recorded within interest expense on the statement of income.

Credit Risk Considerations

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades. As of September 30, 2009, the Company has posted $16.7 million of collateral related to derivatives with contingent provisions that are in a net liability position. If all of the contingent features underlying these instruments were fully triggered as of September 30, 2009, the Company would be required to post an additional $21.3 million of collateral to its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of September 30, 2009, is $38.0 million.

6.       FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

The Company values available for sale securities using quoted prices from a national stock exchange, such as the NASDAQ, where the securities are actively traded.  For commodity derivative assets and liabilities, the Company uses unadjusted NYMEX prices to determine fair value, and considers such measures of fair value to be Level 1 for exchange traded instruments and Level 2 for over-the-counter instruments.  The Company’s interest rate swap agreements are valued using discounted cashflow models with independently sourced data.  Fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active	Significant Other
	Markets for Identical Assets	Observable Inputs
Millions of dollars	(Level 1)	(Level 2)
As of September 30, 2009
Assets - Available for sale securities	$3	$-
Assets - Derivative instruments	3	13
Liabilities - Derivative instruments	1	52

As of December 31, 2008
Assets - Available for sale securities	$2	$-
Assets - Derivative instruments	9	26
Liabilities - Derivative instruments	2	138

There were no fair value measurements based on significant unobservable inputs (Level 3) for either date presented.

The financial instruments for which the carrying amount may not equal estimated fair value at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Long-term debt	$4,195.5	$4,533.1	$4,505.6	$4,591.7
Preferred stock (not subject to purchase or sinking funds)	106.3	103.6	106.3	89.3
Preferred stock (subject to purchase or sinking funds)	7.1	6.6	7.5	7.5

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

7.       COMMITMENTS AND CONTINGENCIES

Commitments and contingencies at September 30, 2009 include the following:

A.      Nuclear Insurance

The Price-Anderson Indemnification Act deals with public liability for a nuclear incident and establishes the liability limit for third-party claims associated with any nuclear incident at $12.5 billion.  Each reactor licensee is currently liable for up to $117.5 million per reactor owned by such licensee for each nuclear incident occurring at any reactor in the United States, provided that not more than $17.5 million of the liability per reactor would be assessed per year.  SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station, would be $78.3 million per incident, but not more than $11.7 million per year.

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

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses, including replacement power, arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G’s rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer.  SCE&G has no reason to anticipate a serious nuclear incident.
However, if such an incident were to occur, it would have a material adverse impact on the Company’s results of operations, cash flows and financial position.

B.      Environmental

SCE&G

The United States Environmental Protection Agency (EPA) issued a final rule in 2005 known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies challenged the rule, seeking a change in the method CAIR used to allocate sulfur dioxide emission allowances.  On December 23, 2008, the United States Court of Appeals for the District of Columbia Circuit remanded the rule but did not vacate it.  Prior to the Court of Appeals’ decision, SCE&G and GENCO had determined that additional air quality controls would be needed to meet the CAIR requirements.  SCE&G has completed the installation of SCR technology at Cope Station for nitrogen oxide reduction and SCE&G and GENCO are installing wet limestone scrubbers at Wateree and Williams Stations for sulfur dioxide reduction.  The Company expects to incur capital expenditures totaling approximately $559 million through 2010 for these scrubber projects.  The Company cannot predict when the EPA will issue a revised rule or what impact the rule will have on SCE&G and GENCO.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

On April 17, 2009 the EPA issued a proposed finding that atmospheric concentrations of greenhouse gasses endanger public health and welfare within the meaning of Section 202(a) of the Clean Air Act. The proposed finding, as finalized, enables the EPA to regulate greenhouse gas emissions under the Clean Air Act.  On September 30, 2009, the EPA issued a proposed rule that would require large facilities emitting over 25,000 tons of greenhouse gases (GHG) a year (such as SCE&G) to obtain permits demonstrating that they are using the best practices and technologies to minimize GHG emissions.  The Company expects that any costs incurred to comply with greenhouse gas emission requirements will be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by the South Carolina Department of Health and Environmental Control.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $9.3 million.  In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina. SCE&G expects to recover any cost arising from the remediation of these four sites, net of insurance recovery, through rates.  At September 30, 2009, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $19.3 million.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties. PSNC Energy has recorded a liability and associated regulatory asset of $4.4 million, which reflects its estimated remaining liability at September 30, 2009.  PSNC Energy expects to recover through rates any costs, net of insurance recovery, allocable to PSNC Energy arising from the remediation of these sites.

The Company is also engaged in various other environmental matters incidental to its business operations which management anticipates will be resolved without a material adverse impact on the Company’s results of operations, cash flows or financial condition.

C.      Claims and Litigation

In May 2004, a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment, but did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.    In February 2008 the Circuit Court issued an order to conditionally certify the class, which remains limited to easements in Charleston County.  In July 2008, the plaintiff’s motion to add SCANA Communications, Inc. (SCI) to the lawsuit as an additional defendant was granted.    Trial is not anticipated before the summer of 2010.  SCANA, SCI and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

The Company is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without a material adverse impact on the Company’s results of operations, cash flows or financial condition.

D.      Nuclear Generation

In May 2008, SCE&G and Santee Cooper announced that they had entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of Summer Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the two additional units, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Assuming timely receipt of federal and state approvals and construction proceeding as scheduled, the first unit is expected to be completed and in service in 2016, the second in 2019.  SCE&G’s share of the estimated cash outlays (future value) totals $6.5 billion for plant costs and related transmission infrastructure costs, and is projected based on historical one-year and five-year escalation rates as required by the SCPSC.

8.       SEGMENT OF BUSINESS INFORMATION

The Company’s reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations; therefore, net income is not allocated to the Electric Operations, Gas Distribution and Gas Transmission segments. The Company uses income available to common shareholders to measure profitability for its Retail Gas Marketing and Energy Marketing segments. Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy which meet the criteria for aggregation. All Other includes equity method investments and other nonreportable segments.

	External	Intersegment	Operating	Income Available to	Segment
Millions of dollars	Revenue	Revenue	Income	Common Shareholders	Assets
Three Months Ended September 30, 2009
Electric Operations	$615	$-	$182	n/a
Gas Distribution	114	-	(9)	n/a
Gas Transmission	3	10	5	n/a
Retail Gas Marketing	64	-	n/a	$(4)
Energy Marketing	125	38	n/a	1
All Other	7	95	n/a	(2)
Adjustments/Eliminations	(7)	(143)	(3)	108
Consolidated Total	$921	$-	$175	$103

Nine Months Ended September 30, 2009
Electric Operations	$1,633	$6	$405	n/a	$7,122
Gas Distribution	667	-	74	n/a	1,956
Gas Transmission	8	31	15	n/a	267
Retail Gas Marketing	373	-	n/a	$15	128
Energy Marketing	462	117	n/a	3	74
All Other	20	275	n/a	(6)	896
Adjustments/Eliminations	(20)	(429)	29	260	1,205
Consolidated Total	$3,143	$-	$523	$272	$11,648

Three Months Ended September 30, 2008
Electric Operations	$671	$3	$195	n/a
Gas Distribution	177	-	(9)	n/a
Gas Transmission	2	9	3	n/a
Retail Gas Marketing	80	-	n/a	$-
Energy Marketing	336	86	n/a	1
All Other	9	93	n/a	(1)
Adjustments/Eliminations	(9)	(191)	-	94
Consolidated Total	$1,266	$-	$189	$94

Nine Months Ended September 30, 2008
Electric Operations	$1,735	$9	$421	n/a	$6,223
Gas Distribution	865	-	68	n/a	2,000
Gas Transmission	6	30	12	n/a	315
Retail Gas Marketing	448	-	n/a	$21	140
Energy Marketing	964	254	n/a	2	144
All Other	25	266	n/a	(5)	1,327
Adjustments/Eliminations	(25)	(559)	32	242	475
Consolidated Total	$4,018	$-	$533	$260	$10,624

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

RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
AS COMPARED TO THE CORRESPONDING PERIODS IN 2008

Earnings Per Share

Earnings per share was as follows:

	Third Quarter		Year to Date
	2009	2008	2009	2008
Earnings per share	$.84	$.80	$2.23	$2.22

Third Quarter

Earnings per share increased $.11 due to the tax benefit and related interest income arising from the resolution of an income tax uncertainty in favor of the Company and $.06 due to increased allowance for funds used during construction.  This increase was partially offset by lower electric margin of $.02, lower gas margin of $.02, dilution from additional shares outstanding of $.03 and by higher operating expenses which are explained in the following pages.

Year to Date

Earnings per share increased $.11 due to the tax benefit and related interest income arising from the resolution of an income tax uncertainty in favor of the Company and by $.17 due to increased allowance for funds used during construction.  These items were partially offset by lower electric margin of $.04, lower gas margin of $.04, higher interest expense of $.04, dilution from additional shares outstanding of $.09 and higher operating expenses which are explained in the following pages.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock during 2009:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 19, 2009	$.47	March 10, 2009	April 1, 2009
April 23, 2009	.47	June 10, 2009	July 1, 2009
July 30, 2009	.47	September 10, 2009	October 1, 2009
October 28, 2009	.47	December 10, 2009	January 1, 2010

Electric Operations

Electric Operations is comprised of the electric operations of South Carolina Electric & Gas Company (SCE&G), South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (Fuel Company).  Electric operations sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Operating revenues	$615.3	(8.4)%	$671.4	$1,633.2	(5.9)%	$1,735.1
Less: Fuel used in generation	220.1	(17.7)%	267.5	595.1	(11.4)%	671.8
Purchased power	3.1	(58.1)%	7.4	11.0	(61.1)%	28.3
Margin	$392.1	(1.1)%	$396.5	$1,027.1	(0.8)%	$1,035.0

            Electric sales for three and nine months ended September 30, 2009 and 2008, and the amount and percentage change by customer class were as follows:

	Third Quarter			Year to Date
Sales (Million KWH)	2009	2008	% Change	2009	2008	% Change
Residential	2,350	2,350	-	6,153	6,035	2.0%
Commercial	2,112	2,144	(1.5)%	5,676	5,756	(1.4)%
Industrial	1,447	1,625	(11.0)%	4,014	4,765	(15.8)%
Other	158	163	(3.1)%	429	435	(1.4)%
Total Retail Sales	6,067	6,282	(3.4)%	16,272	16,991	(4.2)%
Wholesale	586	702	(16.5)%	1,587	1,814	(12.5)%
Total Sales	6,653	6,984	(4.7)%	17,859	18,805	(5.0)%

Third Quarter

Margin decreased due to lower residential and commercial customer usage (including the effects of weather) of $3.3 million, lower industrial sales of $3.3 million and lower margins on off-system sales of $4.9 million, partially offset by higher residential and commercial customer growth of $2.1 million and an increase in base rates by the Public Service Commission of South Carolina (SCPSC) under the Base Load Review Act (the BLRA) of $2.4 million which became effective for bills rendered on or after March 29, 2009.

Year to Date

Margin decreased due to lower off-system sales of $13.0 million and lower industrial sales of $9.8 million, partially offset by higher residential and commercial customer usage (including the effects of weather) of $1.8 million, residential and commercial customer growth of $5.4 million and an increase in base rates by the SCPSC under the BLRA of $4.2 million which became effective for bills rendered on or after March 29, 2009.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and Public Service Company of North Carolina, Incorporated (PSNC Energy).  Gas distribution sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Operating revenues	$114.0	(35.6)%	$177.1	$667.7	(22.8)%	$865.3
Less: Gas purchased for resale	64.8	(50.1)%	129.8	420.8	(32.6)%	624.0
Margin	$49.2	4.0%	$47.3	$246.9	2.3%	$241.3

Gas sales volume for Gas Distribution for the three and nine months periods ended September 30, 2009 and 2008, and the amount and percentage change by customer class were as follows:

	Third Quarter			Year to Date
Sales (Thousand Dekatherms)	2009	2008	% Change	2009	2008	% Change
Residential	4,293	4,276	0.4%	44,215	43,672	1.2%
Commercial	5,622	5,576	0.8%	27,244	27,037	0.8%
Industrial	41,317	41,702	(0.9)%	119,539	120,568	(0.9)%
Sales for Resale	1,809	1,464	23.6%	7,443	6,339	17.4%
Total Retail Sales	53,041	53,018	-	198,441	197,616	0.4%
Transportation Volumes	31,779	31,514	0.8%	99,688	104,310	(4.4)%
Total Sales	84,820	84,532	0.3%	298,129	301,926	(1.3)%

Third Quarter

Operating revenues and gas purchased for resale decreased primarily due to lower commodity prices.  Margin at SCE&G increased $0.5 million primarily due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2008.  Margin at PSNC Energy increased by $1.2 million primarily due to the North Carolina Utilities Commission (NCUC)-approved increase in retail gas base rates which became effective for services rendered on or after November 1, 2008 and due to customer growth.

Year to Date

Operating revenues and gas purchased for resale decreased primarily due to lower commodity prices.  Margin at SCE&G decreased due to lower customer usage of $3.0 million, partially offset by an increase of $2.5 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2008.  Margin at PSNC Energy increased by $5.5 million primarily due to the NCUC-approved increase in retail gas base rates which became effective for services rendered on or after November 1, 2008 and due to customer growth.

Gas Transmission

Gas Transmission is comprised of the operations of Carolina Gas Transmission Corporation (CGT).  Gas transmission revenues (including transactions with affiliates) were as follows:

	Third Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Transportation revenue	$12.6	7.7%	$11.7	$38.4	5.2%	$36.5

Third Quarter and Year to Date

          Transportation revenue increased primarily due to the sale of additional firm transportation capacity.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market. Retail Gas Marketing revenues and income (loss) available to common shareholders were as follows:

	Third Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Operating revenues	$64.1	(21.2)%	$81.3	$372.2	(17.0)%	$448.2
Income (loss) available to common shareholders	(3.6)	*	(0.5)	15.4	(25.2)%	20.6
*Greater than 100%

Third Quarter and Year to Date

Operating revenues decreased as a result of lower average retail prices arising from lower natural gas commodity prices and lower sales volume.  These decreases in margin result primarily from a shift in the marketplace as more customers have opted for a fixed-rate pricing plan to lock in recent lower natural gas prices.  Fixed rate plans generally result in lower margins as their terms are known and the gas cost can be hedged.  Income available to common shareholders decreased primarily as a result of lower margin, partially offset by lower operating expenses.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy. Energy Marketing operating revenues and income available to common shareholders were as follows:

	Third Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Operating revenues	$163.8	(61.1)%	$421.4	$579.7	(52.4)%	$1,217.5
Net income	1.3	(13.3)%	1.5	3.2	100%	1.6

Third Quarter and Year to Date

Operating revenues decreased primarily due to lower natural gas commodity prices.  Year to date income available to common shareholders increased primarily due to lower bad debt expense.

Other Operating Expenses

Other operating expenses arising from the operating segments previously discussed were as follows:

	Third Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Other operation and maintenance	$162.9	1.6%	$160.4	$484.8	(3.9)%	$504.4
Depreciation and amortization	82.5	(0.6)%	83.0	247.8	2.5%	241.6
Other taxes	44.9	11.7%	40.2	134.8	6.0%	127.2

Third Quarter

Other operation and maintenance expenses increased primarily due to higher incentive compensation and other benefits. Depreciation and amortization expense decreased $3.9 million due to a true up of depreciation expense related to SCE&G’s synthetic fuel investments in the third quarter of 2008, partially offset by net property additions in 2009.  Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses decreased primarily due to lower generating, transmission and distribution expense of $4.6 million, lower customer service expense of $5.5 million, and $2.5 million due to a Georgia Public Service Commission settlement and related legal costs in 2008.   Depreciation and amortization expense increased primarily due to net property additions, partially offset by $3.9 million due to a true up of depreciation expense related to SCE&G’s synthetic fuel investments in third quarter of 2008.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

    Other income (expense) includes the results of certain incidental (non-utility) activities and the activities of certain non-regulated subsidiaries. Other income (expense) changed for the three and nine months ended September 30, 2009 compared to 2008 primarily due to increased interest income and lower pension income described below.

Resolution of Economic Impact Zone (EIZ) Tax Credit Uncertainty

SCE&G earned an Economic Income Zone state income tax credit (EIZ credit) in 1996 based on qualifying property additions.  This EIZ credit exceeded the Company’s state tax liability for the 1996 tax year, leaving $15.3 million unused.  The Company’s attempt to carry forward the unused credit to tax years 1997 and 1998 was contested by the South Carolina Department of Revenue.  In September 2009, the South Carolina Supreme Court decided the matter in the Company’s favor.  As a result of the favorable resolution of this uncertainty, the Company recorded the refund for the previously contested EIZ credit of $15.3 million and an additional $14.3 million of interest income.

Prior to this favorable Supreme Court decision, and pursuant to accounting guidance concerning income tax uncertainties, the value of the contested credit had not been reflected in the Company’s statement of income.  SCE&G’s practice is to amortize EIZ credits to income over the lives of the properties that gave rise to the credits.  Accordingly, upon resolution of this prior uncertainty, the Company recorded a multi-year catch-up adjustment in the third quarter 2009 of approximately $6.3 million ($4.0 million after federal tax effect) as a reduction in income taxes.  The remainder of these EIZ credits (approximately $9.0 million) will be amortized to income over approximately 12 years (the remaining life of the related properties) as a reduction in income taxes.  The interest income of $14.3 million ($8.8 million after tax effect) was recorded in the third quarter of 2009 within other income.

Pension Expense (Income)

Pension expense (income) was recorded on the Company’s income statements and balance sheets as follows:

	Third Quarter		Year to Date
Millions of dollars	2009	2008	2009	2008
Income Statement Impact:
Reduction in employee benefit costs	$-	$(0.2)	$-	$(0.4)
Other income	(0.8)	(3.6)	(2.8)	(11.0)
Balance Sheet Impact:
Increase (reduction) in capital expenditures	2.9	(0.1)	7.4	(0.2)
Component of amount (due to) payable from Summer Station co-owner	0.7	(0.1)	2.0	(0.2)
Regulatory asset	7.8	-	23.4	-
Total Pension Expense (Income)	$10.6	$(4.0)	$30.0	$(11.8)

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

Allowance for Funds Used During Construction (AFC)

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC increased in 2009 due to the Company’s various construction projects, including the new nuclear generating units and pollution abatement projects at coal-fired plants.

Interest Expense

   Interest charges increased primarily due to the additional borrowings described in Note 3 to the condensed consolidated financial statements.

Income Taxes

Income tax expense decreased primarily due to lower income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item, and due to the recognition in the third quarter of 2009 of the tax benefit arising from the resolution of an income tax uncertainty (e.g., previously contested EIZ tax credits (See Other Income (Expense) - Resolution of Economic Impact Zone (EIZ) Tax Credit Uncertainty above)).

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for the Company’s regulated subsidiaries arise primarily from their operational needs, funding their construction programs, payment of dividends to SCANA and refinancing of securities when deemed prudent. The ability of the regulated subsidiaries to replace existing plant investment, to expand to meet future demand for electricity and gas and to install equipment necessary to comply with environmental regulations will depend on their ability to attract the necessary financial capital on reasonable terms. Regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and these subsidiaries continue their ongoing construction programs, rate increases will be sought. The future financial position and results of operations of the regulated subsidiaries will be affected by their ability to obtain adequate and timely rate and other regulatory relief, as requested.

          The issuance of various securities by the Company or its regulated subsidiaries, including short- and long-term debt, is subject to customary approval or authorization by one or more state or federal regulatory bodies, including state public service commissions and the Federal Energy Regulatory Commission (FERC).

In September 2009, PSNC Energy entered into an agreement to issue and sell $100 million of ten-year unsecured notes.  PSNC Energy has until March 31, 2010 to draw funds on the notes.

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

In January 2009, SCANA closed on the sale of 2.875 million shares of common stock at $35.50 per share.  Proceeds of $100.5 million were used to finance capital expenditures, including the construction of new nuclear units, and for general corporate purposes.  In addition, SCANA issued stock valued at $68.0 million (when issued) during the nine months ended September 30, 2009 through various compensation and dividend reinvestment plans.

Each of the rating agencies that rate the Company and its subsidiaries issued downgrades in 2009.  The principal reasons stated by the rating agencies for these downgrades were the Company’s increased debt to finance capital expenditures and the overall business risk associated with nuclear generation construction.  The ratings as of November 4, 2009 of SCANA and SCE&G are as follows:

SECURITIES RATINGS (As of November 4, 2009)

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

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed lines of credit (LOC), and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G (a)(b)		PSNC Energy (b)
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Millions of dollars	2009	2008	2009	2008	2009	2008
Lines of credit:
Committed long-term (expire December 2011)
Total	$200	$200	$650	$650	$250	$250
LOC advances	-	15	75	285	-	156
Weighted average interest rate	-%	2.17%	.52%	1.61%	-%	1.72%
Outstanding commercial paper (270 or fewer days)	-	-	242	34	69	46
Weighted average interest rate	-%	-%	.36%	5.69%	.35%	6.15%
Letters of credit supported by LOC	3	-	.3	-	-	-
Available	197	185	333	331	181	48

    (a)     Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of
          LOC advances or short-term commercial paper.
(b)	SCE&G, Fuel Company and PSNC Energy may issue commercial paper in the amounts of up to $350 million,
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

Challenging conditions during 2008 tested the Company’s liquidity and its ability to access short-term funding sources.  During this period, all of the banks in the Company’s committed revolving credit facilities fully funded draws requested of them.  As of September 30, 2009, the Company had drawn approximately $75 million from its $1.1 billion facilities, had approximately $311 million in commercial paper borrowings outstanding, was obligated under $3 million in LOC-supported letters of credit and had approximately $103 million in cash and temporary investments.  The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity.

At September 30, 2009, the Company had net available liquidity of approximately $814 million, and the Company’s committed revolving credit facilities have a stated expiration of December 2011.  The Company’s long-term debt portfolio has a weighted average maturity of approximately 14 years and bears an average cost of 5.96%.  Most long-term debt, including facility draws, effectively bears fixed interest rates.  To further preserve liquidity, the Company rigorously reviewed its projected capital expenditures and operating costs for 2009 and reduced them where possible without impacting safety, reliability, and core customer service.

The Company also obtains cash from SCANA’s stock plans.  Since July 1, 2008, shares of SCANA common stock purchased on behalf of participants in SCANA’s Investor Plus Plan and Stock Purchase-Savings Plan have been acquired through original issue shares, rather than on the open market.  This provided over $40 million of additional cash during 2008 and is expected to provide approximately $80 million annually for 2009 and forward.  Due primarily to new nuclear construction plans, the Company anticipates keeping this strategy in place for the foreseeable future. The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects, barring further impairment of the capital markets, that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including cash requirements for nuclear construction. The Company’s ratios of earnings to fixed charges for the nine and twelve months ended September 30, 2009 were 2.88 and 2.89, respectively.

ENVIRONMENTAL AND REGULATORY MATTERS

On June 26, 2009, the United States House of Representatives narrowly passed energy legislation that, if it becomes law, would mandate significant reduction in greenhouse gas emissions and require electric utilities to generate an increasing percentage of their power from renewable sources.  The bill would require, among other things, that greenhouse gas emissions be reduced to 17% below 2005 levels by 2020, and to 83% below 2005 levels by 2050.  Companies could meet these standards either through emission reductions or by obtaining emission allowances (“Cap and Trade”).  The bill also would impose a renewable electric standard (RES) on the total generation of electric utilities beginning at 6% in 2012 and increasing to 20% by 2020.  New nuclear generation could be subtracted from the RES total generation baseline calculation, and one quarter of the RES mandate could be met through energy efficiency measures.  The United States Senate is also considering legislation that would address greenhouse gas emissions and would establish an RES.  The Company cannot predict if or when the legislation described above will become law or what requirements would be imposed on the Company by such legislation.  The Company expects that any costs incurred to comply with such legislation would be recoverable through rates.

On April 17, 2009 the EPA issued a proposed finding that atmospheric concentrations of greenhouse gasses endanger public health and welfare within the meaning of Section 202(a) of the Clean Air Act. The proposed finding, as finalized, enables the EPA to regulate greenhouse gas emissions under the Clean Air Act.  The EPA has commited to issue new rules regulating such emissions by November 2011.  On September 30, 2009, the EPA issued a proposed rule that would require large facilities emitting over 25,000 tons of greenhouse gases (GHG) a year (such as SCE&G’s generating facilities) to obtain permits demonstrating that they are using the best practices and technologies to minimize GHG emissions.  The Company expects that any costs incurred to comply with greenhouse gas emission requirements will be recoverable through rates.

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

See also the discussion of the court action on the CAIR rules (Note 7B to the condensed consolidated financial statements).  Even while those rules have been in flux, the Company has continued with its scrubber and selective catalytic reactor (SCR) construction projects with the expectation that new rules will be forthcoming and on the premise that, even in the absence of such rules, the reduction of emissions to be realized upon completion of those projects is desirable.  The significant capital and other costs of these projects are disclosed in the Environmental Matters section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2008 Form 10-K.

Physical effects associated with climate changes could include the impact of possible changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to the Company’s electric system in the event of such storms, the impact of and the resultant property damage, changes in sea-level, as well as impacts on employees and on the Company’s supply chain and many others.  SCANA and SCE&G serve certain of the coastal areas of South Carolina, and much of their service territory is subject to the damaging effects of Atlantic and Gulf coast hurricanes and also to the damaging impact of winter ice storms.  To help mitigate the financial risks arising from these potential occurrences, SCE&G maintains insurance on certain properties and also collects funds from customers for its storm damage reserve (see Note 1 to the condensed consolidated financial statements).  As part of its ongoing operations, SCANA and SCE&G maintain emergency response and storm preparation plans and teams, and applicable personnel participate in ongoing training and related simulations in advance of such storms, all in order to allow the Company to protect its assets and to return its systems to normal reliable operation in a timely fashion following any such event.

The EPA also is committed to propose new federal regulations affecting the management and disposal of coal combustion products (CCP), such as ash, by December 31, 2009.  Such regulations could result in the treatment of some CCPs as hazardous waste and could impose significant costs to utilities, such as SCE&G.  While the Company cannot predict how extensive the regulations will be, the Company believes that any additional costs imposed by such regulations would be recoverable through rates.

OTHER MATTERS

Off-Balance Sheet Transactions

Although SCANA invests in securities and business ventures, it does not hold significant investments in unconsolidated special purpose entities.  SCANA also does not engage in off-balance sheet financing or similar transactions, although it is party to incidental operating leases in the normal course of business, generally for office space, furniture, equipment and rail cars.

Environmental Matters; Claims and Litigation

For additional information related to environmental matters and claims and litigation, see Notes 7B and 7C to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company’s market risk exposures relative to interest rate risk have not changed materially compared with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Interest rates on the Company’s outstanding debt are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives.  The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.  For further discussion of changes in long-term debt, see ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES and also Notes 3 and 5 of the condensed consolidated financial statements.

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

Expected Maturity:
Futures Contracts		Options
			Purchased Call	Purchased Put	Sold Put	Sold Call
2009	Long	2009	(Long)	(Short)	(Long)	(Short)
Settlement Price (a)	5.29	Strike Price (a)	7.54	4.84	4.84	10.16
Contract Amount (b)	4.4	Contract Amount (b)	27.7	1.6	1.6	1.5
Fair Value (b)	3.9	Fair Value (b)	0.5	0.1	(0.1)	-

2010		2010
Settlement Price (a)	6.02	Strike Price (a)	4.45	5.40	5.40	9.59
Contract Amount (b)	6.7	Contract Amount (b)	54.1	1.7	1.7	4.3
Fair Value (b)	6.9	Fair Value (b)	2.6	0.2	(0.2)	(0.1)

2011
Settlement Price (a)	7.24
Contract Amount (b)	0.5
Fair Value (b)	0.5

(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2009	2010	2011	2012	2013
Commodity Swaps:
Pay fixed/receive variable (b)	41.3	83.4	15.0	4.8	3.7
Average pay rate (a)	6.565	6.398	7.235	7.708	7.845
Average received rate (a)	5.306	6.088	6.982	7.015	7.071
Fair value (b)	33.4	79.4	14.4	4.4	3.3

Pay variable/receive fixed (b)	8.8	30.4	6.5	0.7	-
Average pay rate (a)	5.305	6.110	7.015	6.953	-
Average received rate (a)	5.869	6.048	6.974	7.509	-
Fair value (b)	9.7	30.1	6.5	0.8	-

Basis Swaps:
Pay fixed/receive variable (b)	27.4	41.2	5.4	3.3	3.4
Average pay rate (a)	4.691	6.148	7.084	7.102	7.161
Average received rate (a)	4.673	6.105	7.001	7.004	7.057
Fair value (b)	27.3	40.9	5.3	3.3	3.3

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2009, SCANA Corporation (SCANA) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2009, SCANA’s disclosure controls and procedures were effective. There has been no change in SCANA’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

ITEM 1. FINANCIAL STATEMENTS

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
Millions of dollars	2009	2008
Assets

Utility Plant In Service	$9,157	$8,918
Accumulated Depreciation and Amortization	(2,924)	(2,794)
Construction Work in Progress	1,080	704
Nuclear Fuel, Net of Accumulated Amortization	99	77
Utility Plant, Net	7,412	6,905

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	49	46
Assets held in trust, net - nuclear decommissioning	65	54
Other Investments	1	-
Nonutility Property and Investments, Net	115	100

Current Assets:
Cash and cash equivalents	83	119
Receivables, net of allowance for uncollectible accounts of $4 and $3	369	483
Receivables - affiliated companies	-	23
Inventories (at average cost):
Fuel and gas supply	240	172
Materials and supplies	102	100
Emission allowances	11	15
Prepayments and other	95	155
Total Current Assets	900	1,067

Deferred Debits and Other Assets:
Regulatory assets	958	854
Other	137	126
Total Deferred Debits and Other Assets	1,095	980
Total	$9,522	$9,052

	September 30,	December 31,
Millions of dollars	2009	2008
Capitalization and Liabilities

Common equity	$3,006	$2,704
Noncontrolling interest	98	95
Total Equity	3,104	2,799
Preferred Stock, net (Not subject to purchase or sinking funds)	106	106
Preferred Stock, net (Subject to purchase or sinking funds)	7	7
Long-Term Debt, net	2,988	3,033
Total Capitalization	6,205	5,945

Current Liabilities:
Short-term borrowings	242	34
Current portion of long-term debt	20	140
Accounts Payable	200	187
Affiliated Payables	92	80
Customer deposits and customer prepayments	43	56
Taxes accrued	146	120
Interest accrued	45	50
Dividends declared	47	44
Derivative liabilities	11	55
Other	41	28
Total Current Liabilities	887	794

Deferred Credits and Other Liabilities:
Deferred income taxes, net	934	890
Deferred investment tax credits	111	102
Asset retirement obligations	454	437
Due to parent - postretirement and other benefits	243	236
Regulatory liabilities	651	608
Other	37	40
Total Deferred Credits and Other Liabilities	2,430	2,313
Commitments and Contingencies (Note 7)	-	-
Total	$9,522	$9,052

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2009	2008	2009	2008
Operating Revenues:
Electric	$615	$674	$1,639	$1,744
Gas	66	102	294	423
Total Operating Revenues	681	776	1,933	2,167

Operating Expenses:
Fuel used in electric generation	221	268	599	673
Purchased power	3	7	11	28
Gas purchased for resale	45	81	197	326
Other operation and maintenance	125	121	374	375
Depreciation and amortization	68	72	203	207
Other taxes	41	37	123	117
Total Operating Expenses	503	586	1,507	1,726

Operating Income	178	190	426	441

Other Income (Expense):
Other income	18	8	25	22
Other expenses	(3)	(5)	(9)	(12)
Interest charges, net of allowance for borrowed funds
used during construction of $7, $4, $18 and $10	(42)	(38)	(120)	(108)
Allowance for equity funds used during construction	9	3	22	7
Total Other Expense	(18)	(32)	(82)	(91)

Income Before Income Tax Expense, Earnings from Equity
Method Investments, and Preferred Stock Dividends	160	158	344	350
Income Tax Expense	49	59	109	127

Income Before Earnings from Equity Method Investments	111	99	235	223
Earnings from Equity Method Investments	-	3	-	3

Net Income	111	102	235	226
Less Net Income Attributable to Noncontrolling Interest	4	2	7	7

Net Income Attributable to SCE&G	107	100	228	219
Preferred Stock Cash Dividends Declared	1	2	5	6

Earnings Available for Common Shareholder	$106	$98	$223	$213

Dividends Declared on Common Stock	$46	$41	$129	$123

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
Millions of dollars	2009	2008
Cash Flows From Operating Activities:
Net income	$235	$223
Adjustments to Reconcile Net Income to Net Cash Provided From Operating Activities:
Deferred income taxes, net	42	46
Depreciation and amortization	211	207
Amortization of nuclear fuel	16	12
Allowance for equity funds used during construction	(22)	(7)
Carrying cost recovery	(4)	(4)
Changes in certain assets and liabilities:
Receivables	93	(93)
Inventories	(111)	(14)
Prepayments	41	(10)
Due from parent-pension and other postretirement benefits	-	(24)
Other regulatory assets	(108)	32
Regulatory liabilities	15	(4)
Accounts payable	(1)	(17)
Taxes accrued	26	(5)
Interest accrued	(5)	2
Changes in other assets	(33)	6
Changes in other liabilities	(17)	3
Net Cash Provided From Operating Activities	378	353
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(586)	(558)
Non-utility property additions	(3)	(4)
Proceeds from investments and sale of assets	22	4
Short-term investments - affiliate	18	-
Investments	(5)	-
Net Cash Used For Investing Activities	(554)	(558)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	250	678
Repayment of debt	(415)	(8)
Dividends	(133)	(121)
Contributions from parent	204	14
Short-term borrowings - affiliate, net	26	93
Short-term borrowings, net	208	(437)
Net Cash Provided From Financing Activities	140	219
Net Increase (Decrease) In Cash and Cash Equivalents	(36)	14
Cash and Cash Equivalents, January 1	119	41
Cash and Cash Equivalents, September 30	$83	$55
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $18 and $10)	$116	$95
- Income taxes	(2)	35
Noncash Investing and Financing Activities:
Accrued construction expenditures	99	36
See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2009	2008	2009	2008
Net Income	$111	$99	$235	$223
Other Comprehensive Income (Loss), net of tax:
Reclassification to net income - amortization of deferred
employee benefit plan costs, net of taxes	1	-	3	-
Total Comprehensive Income	112	99	238	223
Less Comprehensive Income Attributable to Noncontrolling Interest	(5)	(4)	(12)	(13)
Comprehensive Income Available to Common Shareholder (1)	$107	$95	$226	$210

(1) Accumulated other comprehensive loss totaled $43.5 million as of September 30, 2009 and $46.2 million as of December 31, 2008.

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company’s (SCE&G, and together with its consolidated affiliates, the Company) Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. These are interim financial statements, and due to the seasonality of the Company’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.  The Company has evaluated subsequent events through November 4, 2009, which is the date these financial statements were issued.

On July 1, 2009 the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification or ASC) became the single source of authoritative accounting principles generally accepted in the United States (GAAP). Throughout these notes, references to previous GAAP have been replaced with reference to the ASC.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.      Variable Interest Entity

An enterprise’s consolidated financial statements are required to include entities in which the enterprise has a controlling financial interest. SCE&G has determined that it has a controlling financial interest in South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (Fuel Company), and accordingly, the accompanying condensed consolidated financial statements include the accounts of SCE&G, GENCO and Fuel Company. The equity interests in GENCO and Fuel Company are held solely by SCANA Corporation (SCANA), the Company’s parent. Accordingly, GENCO’s and Fuel Company’s equity and results of operations are reflected as noncontrolling interest in the Company’s condensed consolidated financial statements.

GENCO owns a coal-fired electric generating station with a 615 megawatt net generating capacity (summer rating). GENCO’s electricity is sold solely to SCE&G under the terms of power purchase and related operating agreements. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, fossil fuel and emission allowances. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of $485 million) serves as collateral for its long-term borrowings.

B.      Basis of Accounting

The Company has significant cost-based, rate-regulated operations and recognizes in its financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded regulatory assets and regulatory liabilities, summarized as follows.

	September 30,	December 31,
Millions of dollars	2009	2008
Regulatory Assets:
Accumulated deferred income taxes	$166	$166
Under collections – electric fuel adjustment clause	65	-
Environmental remediation costs	19	19
Asset retirement obligations and related funding	261	250
Franchise agreements	47	50
Deferred employee benefit plan costs	334	325
Other	66	44
Total Regulatory Assets	$958	$854

Regulatory Liabilities:
Accumulated deferred income taxes	$29	$30
Other asset removal costs	530	503
Storm damage reserve	51	48
Planned major maintenance	16	11
Other	25	16
Total Regulatory Liabilities	$651	$608

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the Public Service Commission of South Carolina (SCPSC) during annual hearings which are expected to be recovered in retail electric rates during the period October 2010 through April 2012.  As a part of a settlement agreement approved by the SCPSC in April 2009, SCE&G is allowed to collect interest on the deferred balance during the recovery period.

Environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by SCE&G. Costs incurred by SCE&G at such sites are being recovered through rates.  SCE&G is authorized to amortize $1.4 million of these costs annually.

Asset retirement obligations (ARO) and related funding represents the regulatory asset associated with the legal obligation to decommission and dismantle V. C. Summer Nuclear Station (Summer Station) and conditional AROs.

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. Based on the SCPSC order, SCE&G began amortizing these amounts through cost of service rates in February 2003 over approximately 20 years.

Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities, and the costs deferred pursuant to specific regulatory orders (Note 1D), but which are expected to be recovered through utility rates.

Other asset removal costs represent net collections through depreciation rates of estimated costs to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming expenditures in excess of amounts included in base rates.  During the nine months ended September 30, 2009 and 2008 SCE&G applied costs of $1.6 million and $3.7 million, respectively, to the reserve.

Planned major maintenance related to certain fossil hydro turbine/generation equipment and nuclear refueling outages is accrued in advance of the time the costs are incurred, as approved through specific SCPSC orders. SCE&G collects $8.5 million annually, ending December 2013, through electric rates to offset turbine maintenance expenditures.  Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

The SCPSC or the United States Federal Energy Regulatory Commission (FERC) have reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include certain costs which have not been approved for recovery by the SCPSC or by FERC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company.  In addition, the Company has deferred in utility plant in service approximately $74.2 million of unrecovered costs related to the Lake Murray backup dam project and $70.1 million of costs related to the installation of selective catalytic reactor (SCR) technology at its Cope Station generating facility. See Note 7B. These costs are not currently being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria of accounting for rate-regulated utilities, and could be required to write off its regulatory assets and liabilities.  Such an event could have a material adverse effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

C.      Affiliated Transactions

Carolina Gas Transmission Corporation (CGT), a wholly-owned subsidiary of SCANA, transports natural gas to the Company to supply certain electric generation requirements and to serve SCE&G’s retail gas customers.  SCE&G had approximately $2.4 million payable to CGT for transportation services at September 30, 2009 and approximately $0.7 million in receivables, related to certain transportation refunds, at December 31, 2008.

The Company participates in a utility money pool.  Money pool borrowings and investments bear interest at short-term market rates.  Total interest expense on money pool borrowings was not significant for the three and nine months ended September 30, 2009.  Total interest expense was $1.4 million and $3.4 million for the three and nine months ended September 30, 2008, respectively.  At each of September 30, 2009 and December 31, 2008, the Company owed an affiliate $34.5 million and had a net receivable of $9.1 million, respectively.

Total interest income from investments with affiliated companies for the three and nine months ended September 30, 2009 and 2008 was not significant.

          SCE&G purchases natural gas and related pipeline capacity from SCANA Energy Marketing, Inc. (SEMI) to supply its Jasper County Electric Generating Station and to serve its retail gas customers. Such purchases totaled approximately $38.4 million and $117.4 million for the three and nine months ended September 30, 2009, respectively, and $86.7 million and $253.8 million for the corresponding periods in 2008.  SCE&G’s payables to SEMI for such purchases were $11.6 million at September 30, 2009 and $11.1 million at December 31, 2008.

D.      Pension and Other Postretirement Benefit Plans

The Company participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all permanent employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  The Company’s net periodic benefit cost for the pension plan was $9.1 million and $25.9 million for the three and nine months ended September 30, 2009, respectively, including deferred amounts (see below), and the Company’s net periodic benefit income from the pension plan was $4.7 million and $13.7 million for the three and nine months ended September 30, 2008, respectively.  Net periodic benefit cost for the postretirement plan was $3.0 million and $9.7 million for the three and nine months ended September 30, 2009, respectively, and was $3.0 million and $9.7 million for the corresponding periods in 2008.

 In February 2009, SCE&G was granted accounting orders by the SCPSC to allow the deferral until future rate filings of pension expense related to its utility operations above that which is included in current rates.  Costs totaling $7.8 million and $23.4 million have been deferred during the three and nine months ended September 30, 2009, respectively.

E.       New Accounting Matters

Statement of Financial Accounting Standards (SFAS) 167, codified as ASC 810, Consolidation was issued in June 2009 and requires an enterprise to perform an analysis to determine whether it has a controlling financial interest in a variable interest entity.  ASC 810 is effective for fiscal years beginning after November 15, 2009.  The Company has not determined what impact, if any, the adoption will have on the Company’s results of operations, cash flows or financial position.

The Company adopted SFAS 165, codified as ASC 855, Subsequent Events, effective June 30, 2009.  ASC 855 makes the Company’s management responsible for subsequent-events accounting and disclosure.  The adoption of SFAS 165 did not impact the Company’s results of operations, cash flows or financial position.

The Company adopted FASB Staff Position FAS 107-1 and APB 28-1, codified as ASC 825, Financial Instruments, effective June 30, 2009.  This Staff Position amended previous guidance to require certain disclosures related to fair value in interim financial statements.  See Note 6 for the required disclosure.

 The Company adopted SFAS 161, codified as ASC 815, Derivatives and Hedging, in the first quarter of 2009.  ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities to include how derivative instruments are accounted for and the effect of such activities on the entity’s financial statements.  The initial adoption of SFAS 161 did not impact the Company’s results of operations, cash flows or financial position.  See Note 5 for the required disclosure.

The Company adopted SFAS 160, codified as ASC 810, Consolidation, in the first quarter of 2009.  ASC 810 requires entities to report noncontrolling (minority) interests in subsidiaries as equity.  The initial adoption of SFAS 160 did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of capitalization and noncontrolling (minority) interests in the Company’s consolidated financial statements.

            The principal effect on the prior year balance sheets related to the adoption of SFAS 160 and correction of the presentation of the preferred stock not subject to purchase or sinking funds (described in Note 1F) is summarized as follows:

	December 31,
Millions of dollars	2008	2007
Total Shareholders’ Investment, as previously reported	$2,810	$2,728
Increase for reclassification of noncontrolling interest	95	89
Decrease for presentation of preferred stock (not subject to purchase or sinking funds) as temporary equity	(106)	(106)
Total Equity, as adjusted	$2,799	$2,711

Additionally, the adoption of SFAS 160 had the effect of reclassifying earnings attributable to non-controlling interest in the consolidated statement of operations from other income and expense to separate line items.  ASC 810 also requires that net income be adjusted to include the net income attributable to the non-controlling interest, and a new separate caption for net income attributable to common shareholders be presented in the consolidated statement of operations. Thus, after adoption of SFAS 160 net income will increase by $9 million, $7 million and $7 million for the years 2008, 2007 and 2006, respectively, and net income attributable to SCE&G will be equal to net income as previously reported prior to the adoption of SFAS 160.

The Company adopted SFAS 141(R), codified as ASC 805, Business Combinations, in the first quarter of 2009.   ASC 805 requires the acquiring entity in a business combination to recognize the assets acquired and the liabilities assumed at their fair values at the acquisition date.  ASC 805 also requires the acquiring entity to disclose all of the information needed to evaluate and understand the nature and financial effect of the business combination.  The initial adoption of SFAS 141(R) did not impact the Company’s results of operations, cash flows or financial position.

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

G.      Income Taxes

In September 2009, an income tax uncertainty was resolved in the Company’s favor upon the receipt of a favorable ruling in litigation of a state tax issue, which resulted in a refund of $15 million in state income taxes, plus interest.  While the total of this tax benefit that will impact the effective tax rate will be $15 million, such impact is not expected to be material in the current or future years because, under regulatory accounting provisions, the tax benefit recorded is being amortized into earnings over the remaining life of property additions that gave rise to the tax benefit.  No other material changes in the status of the Company’s tax positions have occurred through September 30, 2009.

2.        RATE AND OTHER REGULATORY MATTERS

 Electric

SCE&G’s rates are established using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G.  In April 2009, the SCPSC approved a settlement agreement between SCE&G, the South Carolina Office of Regulatory Staff (ORS) and others authorizing SCE&G to increase the fuel cost portion of its electric rates, effective with the first billing cycle of May 2009.  As a part of the settlement, SCE&G agreed to spread the recovery of undercollected fuel costs over a three-year period ending April 2012, as further described in Note 1A.  Due to the extended recovery period, SCE&G is allowed to collect interest on the deferred balance.

In July 2009, SCE&G filed with the SCPSC requests for an order pursuant to the Base Load Review Act (the BLRA) to approve an updated construction and capital cost schedule for the construction of two new nuclear generating units at Summer Station.  The updated schedule provides details of the construction and capital cost schedule beyond what was proposed and included in the original BLRA filing described below.  The revised schedule does not change the previously announced completion date for the two nuclear units or the originally announced cost.  The SCPSC has scheduled a hearing on this matter for November 4, 2009, and is expected to issue an order in January 2010.

In June 2009, SCE&G filed a request with the SCPSC for approval of certain demand reduction and energy efficiency programs (DSM programs).  SCE&G has requested the establishment of an annual rider to allow recovery of the costs and lost net margin revenue associated with DSM programs along with an incentive for investing in such programs.  The SCPSC is expected to conduct a hearing on SCE&G’s request in January 2010.

In February 2009, the SCPSC approved SCE&G’s combined application pursuant to the BLRA, seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order, relating to proposed construction by SCE&G and South Carolina Public Service Authority (Santee Cooper) to build and operate two new nuclear generating units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement and construction contract under which they will be built. The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with the schedules, estimates and projections, including contingencies set forth in the approved application.  As part of its order, the SCPSC approved the initial rate increase of $7.8 million, or 0.4%, related to recovery of the cost of capital on project expenditures through June 30, 2008, and the revised rates became effective for bills rendered on and after March 29, 2009.  In addition, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate any incremental construction work in progress incurred for new nuclear generation.  Requested rate adjustments would be based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.  In May 2009, two intervenors filed separate appeals of the order with the South Carolina Supreme Court.  The appeals are pending, and SCE&G cannot predict how or when they will be resolved.  In September 2009, the SCPSC approved SCE&G’s first annual revised rate request under the BLRA. The $22.5 million or 1.1% increase to the retail electric rates is effective for bills rendered on or after October 30, 2009.

In March 2008, SCE&G and Santee Cooper filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL).  This COL application for the two new units was reviewed for completeness by the NRC and docketed on July 31, 2008.  In September 2008 the NRC issued a 30-month review schedule from the docketing date to the issuance of the safety evaluation report which would signify satisfactory completion of its review.  Both the environmental and safety reviews by the NRC are in progress and should support a COL issuance in late 2011.  This date would support both the project schedule and the substantial completion dates for the two new units in 2016 and 2019, respectively.

Gas

In June 2009 SCE&G filed an application with the SCPSC requesting an increase in retail natural gas base rates of 2.53% under the terms of the Natural Gas Rate Stabilization Act (Stabilization Act).  The Stabilization Act is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  In October 2009, the SCPSC approved an increase in retail natural gas base rates of $13 million.  The rate adjustment will be implemented with the first billing cycle of November 2009.

In October 2008, the SCPSC approved an increase in SCE&G’s retail natural gas base rates of $3.7 million under the terms of the Stabilization Act.  The rate adjustment was effective with the first billing cycle of November 2008.

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

Liquidity

SCE&G (including Fuel Company) had available the following committed lines of credit (LOC), and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCE&G (a) (b)
	September 30,	December 31,
Millions of dollars	2009	2008
Lines of credit:
Committed long-term (expire December 2011)
Total	$650	$650
LOC advances	75	285
Weighted average interest rate	.52%	1.61%
Outstanding commercial paper (270 or fewer days)	242	34
Weighted average interest rate	.36%	5.69%
Letters of credit supported by LOC	.3	-
Available	333	331

(a)        Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of
           LOC advances or short-term commercial paper.
(b)        SCE&G and Fuel Company may issue commercial paper in the amounts of up to $350 million for SCE&G and up to $250 million for Fuel Company.

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

4.       COMMON EQUITY

Changes in common equity during the nine months ended September 30, 2009 and 2008 were as follows:

In Millions	Common Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2009	$2,704	$95	$2,799
Capital contribution from parent	204	-	204
Dividends declared	(130)	(4)	(134)
Net income	228	7	235
Balance as of September 30, 2009	$3,006	$98	$3,104

Balance at January 1, 2008	$2,622	$89	$2,711
Capital contribution from parent	13	1	14
Dividends declared	(125)	(3)	(128)
Net income	219	7	226
Balance as of September 30, 2008	$2,729	$94	$2,823

5.       DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the statement of financial position and measures those instruments at fair value.  The Company recognizes changes in the fair value of derivative instruments either in earnings or as a component of other comprehensive income (loss), depending upon the intended use of the derivative and the resulting designation. The fair value of derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or, for interest rate swaps, discounted cashflow models with independently sourced data.

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

The Company’s regulated gas operations hedge natural gas purchasing activities using over-the-counter options and swaps and New York Mercantile Exchange (NYMEX) futures and options. The Company’s tariffs include a PGA that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of these hedging activities are to be included in the PGA. As such, the cost of derivatives and gains and losses on such derivatives utilized to hedge gas purchasing activities are recoverable through the weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability.  These derivative financial instruments are not designated as hedges.

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

The effective portion of settlement payments made or received upon termination are amortized to interest expense over the term of the underlying debt and are classified as a financing activity in the consolidated statement of cash flows.  The Company does not have any financial instruments designated as fair value hedges.

Quantitative Disclosures Related to Derivatives

At September 30, 2009, the Company was party to natural gas derivative contracts for 3,514,000 dekatherms.  Also at September 30, 2009, the Company was a party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $221.4 million.

	Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
As of September 30, 2009	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (a)	Value	Location (a)	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$3	Derivative liabilities	$9
			Other deferred credits	2
Total		$3		$11

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	1	Accounts receivable	1
			Derivative liabilities	2
Total		$1		$3

(a)
Asset derivatives represent unrealized gains to the Company, and liability derivatives represent unrealized losses.  In the Company’s condensed consolidated balance sheet, unrealized gain and loss positions with the same counterparty are reported as either a net asset or liability.

The effect of derivative instruments on the statement of income for the three and nine months ended September 30, 2009 is as follows:

	Gain or (Loss) Deferred	Gain or (Loss) Reclassified from
Derivatives in Cash Flow	in Regulatory Accounts	Deferred Accounts into Income
Hedging Relationships	(Effective Portion)	(Effective Portion)
Millions of dollars	2009	Location	Amount
Third Quarter
Interest rate contracts	$(11)	Interest expense	$(1)
Total	$(11)		$(1)

Year to Date
Interest rate contracts	$39	Interest expense	$(2)
Total	$39		$(2)

Derivatives Not Designated
as Hedging Instruments	Gain or (Loss) Recognized in Income
Millions of dollars	Location	Amount
Third Quarter
Commodity contracts	Gas purchased for resale	$(6)
Total		$(6)

Year to Date
Commodity contracts	Gas purchased for resale	$(12)
Total		$(12)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing interest rate hedge ineffectiveness were $(0.8) million and $1.2 million, net of tax, for the three and nine months ended September 30, 2009, respectively.  These amounts are recorded within interest expense on the statement of income.

Credit Risk Considerations

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades. As of September 30, 2009, the Company has posted no collateral related to derivatives with contingent provisions that are in a net liability position. If all of the contingent features underlying these instruments were fully triggered as of September 30, 2009, the Company would be required to post $7.6 million of collateral to its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of September 30, 2009, is $7.6 million.

6.       FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

The Company values commodity derivative assets and liabilities using unadjusted NYMEX prices, and considers such measure of fair value to be Level 1 for exchange traded instruments and Level 2 for over-the-counter instruments. The Company’s interest rate swap agreements are valued using discounted cashflow models with independently sourced data.  Fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active	Significant Other
	Markets for Identical Assets	Observable Inputs
Millions of dollars	(Level 1)	(Level 2)
As of September 30, 2009
Assets - Derivative instruments	$2	$3
Liabilities - Derivative instruments	-	13

As of December 31, 2008
Assets - Derivative instruments	6	14
Liabilities - Derivative instruments	2	60

There were no fair value measurements based on significant unobservable inputs (Level 3) for either date presented.

The financial instruments for which the carrying amount may not equal estimated fair value at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Long-term debt	$3,008.3	$3,281.5	$3,173.2	$3,297.1
Preferred stock (not subject to purchase or sinking funds)	106.3	103.6	106.3	89.3
Preferred stock (subject to purchase or sinking funds)	7.1	6.6	7.5	7.5

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

7.       COMMITMENTS AND CONTINGENCIES

Commitments and contingencies at September 30, 2009 include the following:

A.      Nuclear Insurance

The Price-Anderson Indemnification Act deals with public liability for a nuclear incident and establishes the liability limit for third-party claims associated with any nuclear incident at $12.5 billion.  Each reactor licensee is currently liable for up to $117.5 million per reactor owned by such licensee for each nuclear incident occurring at any reactor in the United States, provided that not more than $17.5 million of the liability per reactor would be assessed per year. SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station, would be $78.3 million per incident, but not more than $11.7 million per year.

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

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses, including replacement power, arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G’s rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer. SCE&G has no reason to anticipate a serious nuclear incident. However, if such an incident were to occur, it would have a material adverse impact on the Company’s results of operations, cash flows and financial position.

B.      Environmental

The United States Environmental Protection Agency (EPA) issued a final rule in 2005 known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies challenged the rule, seeking a change in the method CAIR used to allocate sulfur dioxide emission allowances.  On December 23, 2008, the United States Court of Appeals for the District of Columbia Circuit remanded the rule but did not vacate it.  Prior to the Court of Appeals’ decision, SCE&G and GENCO had determined that additional air quality controls would be needed to meet the CAIR requirements. SCE&G has completed the installation of SCR technology at Cope Station for nitrogen oxide reduction and SCE&G and GENCO are installing wet limestone scrubbers at Wateree and Williams Stations for sulfur dioxide reduction.   The Company expects to incur capital expenditures totaling approximately $559 million through 2010 for these scrubber projects.   The Company cannot predict when the EPA will issue a revised rule or what impact the rule will have on SCE&G and GENCO.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

On April 17, 2009 the EPA issued a proposed finding that atmospheric concentrations of greenhouse gasses endanger public health and welfare within the meaning of Section 202(a) of the Clean Air Act. The proposed finding, as finalized, enables the EPA to regulate greenhouse gas emissions under the Clean Air Act.  On September 30, 2009, the EPA issued a proposed rule that would require large facilities emitting over 25,000 tons of greenhouse gases (GHG) a year (such as SCE&G) to obtain permits demonstrating that they are using the best practices and technologies to minimize GHG emissions.  The Company expects that any costs incurred to comply with greenhouse gas emission requirements will be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by the South Carolina Department of Health and Environmental Control.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $9.3 million.  In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina. SCE&G expects to recover any cost arising from the remediation of these four sites, net of insurance recovery, through rates.  At September 30, 2009, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $19.3 million.

The Company is also engaged in various other environmental matters incidental to its business operations which management anticipates will be resolved without a material adverse impact on the Company’s results of operations, cash flows or financial condition.

C.      Claims and Litigation

In May 2004, a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment, but did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.   In February 2008 the Circuit Court issued an order to conditionally certify the class, which remains limited to easements in Charleston County.  In July 2008, the plaintiff’s motion to add SCANA Communications, Inc. (SCI) to the lawsuit as an additional defendant was granted.   Trial is not anticipated before the summer of 2010.  SCANA, SCI and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

The Company is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without a material adverse impact on the Company’s results of operations, cash flows or financial condition.

D.      Nuclear Generation

In May 2008, SCE&G and Santee Cooper announced that they had entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of Summer Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the two additional units, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent. Assuming timely receipt of federal and state approvals and construction proceeding as scheduled, the first unit is expected to completed and in service in 2016, the second in 2019. SCE&G’s share of the estimated cash outlays (future value) totals $6.5 billion for plant costs and related transmission infrastructure costs, and is projected based on historical one-year and five-year escalation rates as required by the SCPSC.

8.       SEGMENT OF BUSINESS INFORMATION

The Company’s reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, earnings available to the common shareholder are not allocated to the Electric Operations and Gas Distribution segments. Intersegment revenues were not significant.

			Earnings
		Operating	Available to
	External	Income	Common	Segment
Millions of Dollars	Revenue	(Loss)	Shareholder	Assets
Three Months Ended September 30, 2009
Electric Operations	$615	$182	n/a
Gas Distribution	66	(4)	n/a
Adjustments/Eliminations	-	-	$106
Consolidated Total	$681	$178	$106

Nine Months Ended September 30, 2009
Electric Operations	$1,639	$405	n/a	$7,122
Gas Distribution	294	22	n/a	550
Adjustments/Eliminations	-	(1)	$223	1,850
Consolidated Total	$1,933	$426	$223	$9,522

Three Months Ended September 30, 2008
Electric Operations	$674	$195	n/a
Gas Distribution	102	(4)	n/a
All Other	-	-	$3
Adjustments/Eliminations	-	(1)	95
Consolidated Total	$776	$190	$98

Nine Months Ended September 30, 2008
Electric Operations	$1,744	$421	n/a	$6,223
Gas Distribution	423	23	n/a	515
All Other	-	-	$3	-
Adjustments/Eliminations	-	(3)	210	1,719
Consolidated Total	$2,167	$441	$213	$8,457

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company’s (SCE&G, and together with its consolidated affiliates, the Company) Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
AS COMPARED TO THE CORRESPONDING PERIODS IN 2008

Net Income

Net income was as follows:

	Third Quarter		Year to Date
Millions of dollars	2009	2008	2009	2008
Net income	$111.2	$102.0	$235.7	$225.8

Third Quarter

Net income increased $12.9 million due to the tax benefit and related interest income arising from the resolution of an income tax uncertainty in favor of SCANA and the Company and by $6.9 million due to increased allowance for funds used during construction.  This increase was partially offset by lower electric margin of $4.6 million and higher operating expenses which are explained in the following pages.

Year to Date

Net income increased $12.9 million due to the tax benefit and related interest income arising from the resolution of an income tax uncertainty in favor of SCANA and the Company and by $19.7 million due to increased allowance for funds used during construction.  This increase is partially offset by lower electric margin of $8.4 million and higher operating expenses which are explained in the following pages.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock held by SCANA Corporation (SCANA) during 2009:

Declaration Date	Amount	Quarter Ended	Payment Date
February 19, 2009	$40.7 million	March 31, 2009	April 1, 2009
April 23, 2009	43.0 million	June 30, 2009	July 1, 2009
July 30, 2009	45.5 million	September 30, 2009	October 1, 2009
October 28, 2009	49.6 million	December 31, 2009	January 1, 2010

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (Fuel Company).  Electric operations sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Operating revenues	$615.2	(8.8)%	$674.4	$1,639.1	(6.0)%	$1,744.3
Less: Fuel used in electric generation	221.2	(17.6)%	268.6	598.6	(11.0)%	672.9
Purchased power	3.1	(58.1)%	7.4	11.0	(61.1)%	28.3
Margin	$390.9	(1.9)%	$398.4	$1,029.5	(1.3)%	$1,043.1

Third Quarter

Margin decreased due to lower residential and commercial customer usage (including the effects of weather) of $3.3 million, lower industrial sales of $3.3 million and lower margins on off-system sales of $4.9 million, partially offset by higher residential and commercial customer growth of $2.1 million and an increase in base rates by the Public Service Commission of South Carolina (SCPSC) under the Base Load Review Act (BLRA) of $2.4 million which became effective for bills rendered on or after March 29, 2009.

Year to Date

Margin decreased due to lower off-system sales of $13.0 million and lower industrial sales of $9.8 million, partially offset by higher residential and commercial customer usage (including the effects of weather) of $1.8 million, residential and commercial customer growth of $5.4 million and an increase in base rates by the SCPSC under the BLRA of $4.2 million which became effective for bills rendered on or after March 29, 2009.

 Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Operating revenues	$65.8	(35.1)%	$101.4	$294.3	(30.4)%	$423.0
Less: Gas purchase for resale	44.6	(44.9)%	80.9	197.4	(39.5)%	326.1
Margin	$21.2	3.4%	$20.5	$96.9	-%	$96.9

Third Quarter

Operating revenues and gas purchased for resale decreased primarily due to lower commodity prices.  Margin increased $0.5 million primarily due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2008.

Year to Date

    Operating revenues and gas purchased for resale decreased primarily due to lower commodity prices. Margin is flat with a decrease due to lower customer usage of $3.0 million being partially offset by an increase of $2.5 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2008.

Other Operating Expenses

 Other operating expenses were as follows:

	Third Quarter			Year to Date
Millions of dollars	2009	% Change	2008	2009	% Change	2008
Other operation and maintenance	$124.6	3.2%	$120.7	$374.0	(0.2)%	$374.9
Depreciation and amortization	67.6	(5.7)%	71.7	203.0	(2.0)%	207.2
Other taxes	41.6	12.7%	36.9	123.5	5.9%	116.6

Third Quarter

Other operation and maintenance expenses increased primarily due to higher incentive compensation and other benefits.  Depreciation and amortization expense decreased $3.9 million due to a true up of depreciation expense related to SCE&G’s synthetic fuel investments in the third quarter of 2008.  Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses decreased primarily due to lower generation, transmission and distribution expense.  Depreciation and amortization expense decreased $3.9 million due to a true up of depreciation expense related to SCE&G’s synthetic fuel investments in the third quarter of 2008.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) increased in 2009 compared to 2008 due to increased interest income, partially offset by lower pension income described below.

Resolution of Economic Impact Zone (EIZ) Tax Credit Uncertainty

SCE&G earned an Economic Income Zone state income tax credit (EIZ credit) in 1996 based on qualifying property additions.  This EIZ credit exceeded SCANA’s state tax liability for the 1996 tax year, leaving $15.3 million unused.  SCANA’s attempt to carry forward the unused credit to tax years 1997 and 1998 was contested by the South Carolina Department of Revenue.  In September 2009, the South Carolina Supreme Court decided the matter in SCANA’s favor.  As a result of the favorable resolution of this uncertainty, SCANA and SCE&G recorded the refund for the previously contested EIZ credit of $15.3 million and an additional $14.3 million of interest income.

Prior to this favorable Supreme Court decision, and pursuant to accounting guidance concerning income tax uncertainties, the value of the contested credit had not been reflected in SCANA’s or SCE&G's statement of income.  SCE&G's practice is to amortize EIZ credits to income over the lives of the properties that gave rise to the credits.  Accordingly, upon resolution of this prior uncertainty, SCANA and SCE&G recorded a multi-year catch-up adjustment in the third quarter 2009 of approximately $6.3 million ($4.0 million after federal tax effect) as a reduction in income taxes.  The remainder of these EIZ credits (approximately $9.0 million) will be amortized to income over approximately 12 years (the remaining life of the related properties) as a reduction in income taxes.  The interest income of $14.3 million ($8.8 million after tax effect) was recorded in the third quarter of 2009 within other income.

Pension Expense (Income)

Pension expense (income) was recorded on the Company’s income statements and balance sheets as follows:

	Third Quarter		Year to Date
Millions of dollars	2009	2008	2009	2008

Income Statement Impact:
Reduction in employee benefit costs	$(1.1)	$(0.7)	$(3.3)	$(1.8)
Other income	(1.0)	(3.7)	(3.0)	(11.2)
Balance Sheet Impact:
Increase (reduction) in capital expenditures	2.7	(0.2)	6.8	(0.5)
Component of amount (due to) payable from Summer Station co-owner	0.7	(0.1)	2.0	(0.2)
Regulatory asset	7.8	-	23.4	-
Total Pension Expense (Income)	$9.1	$(4.7)	$25.9	$(13.7)

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

Allowance for Funds Used During Construction (AFC)

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC increased in 2009 due to the Company’s various construction projects, including the new nuclear generating units and the pollution abatement projects at coal-fired plants.

Interest Expense

  Interest charges increased primarily due to additional borrowings.

Income Taxes

Income tax expense decreased primarily due to lower income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item, and due to the recognition in the third quarter of 2009 of the tax benefit arising from the resolution of an income tax uncertainty (e.g., previously contested EIZ tax credits (See Other Income (Expense) - Resolution of Economic Impact Zone (EIZ) Tax Credit Uncertainty above)).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements arise primarily from its operational needs, funding its construction programs, payment of dividends to SCANA and refinancing of securities when deemed prudent. The ability of the Company to replace existing plant investment, to expand to meet future demand for electricity and gas and to install equipment necessary to comply with environmental regulations will depend upon its ability to attract the necessary financial capital on reasonable terms. SCE&G recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and SCE&G continues its ongoing construction program, SCE&G expects to seek increases in rates. The Company’s future financial position and results of operations will be affected by SCE&G’s ability to obtain adequate and timely rate and other regulatory relief, as requested.

The Company's issuance of various securities, including short- and long-term debt, is subject to customary approval or authorization by one or more state or federal regulatory bodies including the SCPSC and FERC.

During the period ended September 30, 2009, SCE&G has received from SCANA equity contributions of $203.7 million.  Proceeds were received from the sale of SCANA common stock and from SCANA’s various compensation and dividend reinvestment programs.  The contributed funds were used to finance capital expenditures, including the construction of new nuclear units, and for general corporate purposes.

In March 2009, SCE&G issued $175 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale were used to repay short-term debt and for general corporate purposes.

Each of the rating agencies that rate SCE&G issued downgrades in 2009.  The principal reasons stated by the rating agencies for these downgrades were SCE&G’s increased debt to finance capital expenditures and the overall business risk associated with nuclear generation construction.  The ratings as of November 4, 2009 of SCE&G are as follows:

SECURITIES RATINGS (As of November 4, 2009)

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

SCE&G (including Fuel Company) had available the following committed lines of credit (LOC), and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCE&G (a) (b)
	September 30,	December 31,
Millions of dollars	2009	2008
Lines of credit:
Committed long-term (expire December 2011)
Total	$650	$650
LOC advances	75	285
Weighted average interest rate	.52%	1.61%
Outstanding commercial paper (270 or fewer days)	242	34
Weighted average interest rate	.36%	5.69%
Letters of credit supported by LOC	.3	-
Available	333	331

(a)    Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of LOC advances or short-term commercial paper.
(b)    SCE&G and Fuel Company may issue commercial paper in the amounts of up to $350 million for SCE&G and up to
       $250 million for Fuel Company.

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

Challenging conditions during 2008 tested the Company’s liquidity and its ability to access short-term funding sources.  During this period, all of the banks in the Company’s committed revolving credit facilities fully funded draws requested of them.  As of September 30, 2009, the Company had drawn approximately $75 million from its $650 million facilities, had approximately $242 million in commercial paper borrowings outstanding, was obligated under $.3 million in LOC-supported letters of credit and had approximately $83 million in cash and temporary investments.  The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity.

At September 30, 2009, the Company had net available liquidity of approximately $416 million, and the Company’s committed revolving credit facilities have a stated expiration of December 2011.  The Company’s long-term debt portfolio has weighted average maturity of approximately 17 years and bears an average cost of 5.73%.  All long-term debt, other than facility draws, effectively bears fixed interest rates.  To further preserve liquidity, the Company rigorously reviewed its projected capital expenditures and operating costs for 2009 and reduced them where possible without impacting safety, reliability, and core customer service.

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects that, barring further impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction. The Company’s ratios of earnings to fixed charges for the 9 and 12 months ended September 30, 2009 were 3.42 and 3.23, respectively.  The Company’s ratios of earnings to combined fixed charges and preference dividends for the same period were 3.22 and 3.05, respectively.

ENVIRONMENTAL AND REGULATORY MATTERS

On June 26, 2009, the United States House of Representatives narrowly passed energy legislation that, if it becomes law, would mandate significant reduction in greenhouse gas emissions and require electric utilities to generate an increasing percentage of their power from renewable sources.  The bill would require, among other things, that greenhouse gas emissions be reduced to 17% below 2005 levels by 2020, and to 83% below 2005 levels by 2050.  Companies could meet these standards either through emission reductions or by obtaining emission allowances (“Cap and Trade”).  The bill also would impose a renewable electric standard (RES) on the total generation of electric utilities beginning at 6% in 2012 and increasing to 20% by 2020.  New nuclear generation could be subtracted from the RES total generation baseline calculation, and one quarter of the RES mandate could be met through energy efficiency measures.  The United States Senate is also considering legislation that would address greenhouse gas emissions and would establish an RES.  The Company cannot predict if or when the legislation described above will become law or what requirements would be imposed on the Company by such legislation.  The Company expects that any costs incurred to comply with such legislation would be recoverable through rates.

On April 17, 2009 the EPA issued a proposed finding that atmospheric concentrations of greenhouse gasses endanger public health and welfare within the meaning of Section 202(a) of the Clean Air Act. The proposed finding, as finalized, enables the EPA to regulate greenhouse gas emissions under the Clean Air Act.  The EPA has commited to issue new rules regulating such emissions by November 2011.  On September 30, 2009, the EPA issued a proposed rule that would require large facilities emitting over 25,000 tons of greenhouse gases (GHG) a year (such as SCE&G’s generating facilities) to obtain permits demonstrating that they are using the best practices and technologies to minimize GHG emissions.  The Company expects that any costs incurred to comply with greenhouse gas emission requirements will be recoverable through rates.

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

From a regulatory perspective, SCE&G and GENCO continually monitor and evaluate their current and projected emission levels and strive to comply with all state and federal regulations regarding those emissions.  SCE&G and GENCO participate in the sulfur dioxide and nitrogen oxide emissions allowance programs with respect to coal plant emissions, and also have undertaken to construct additional pollution control equipment at several larger coal-fired electric generating plants.  Further, SCE&G has announced plans to construct two new nuclear generating plants which are expected to significantly reduce greenhouse gas emission levels once they are completed and dispatched, displacing some of the current coal-fired generation sources.

See also the discussion of the court action on the CAIR rules (Note 7B to the condensed consolidated financial statements).  Even while those rules have been in flux, the Company has continued with its scrubber and SCR technology construction projects with the expectation that new rules will be forthcoming and on the premise that, even in the absence of such rules, the reduction of emissions to be realized upon completion of these projects is desirable.  The significant capital and other costs of these projects are disclosed in the Environmental Matters section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2008 Form 10-K, as amended.

Physical effects associated with climate changes could include the impact of possible changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to the Company’s electric system in the event of such storms, the impact of and the resultant property damage, changes in sea-level, as well as impacts on employees and on the Company’s supply chain and many others.  SCE&G serves certain of the coastal areas of South Carolina, and much of its service territory is subject to the damaging effects of Atlantic and Gulf coast hurricanes and also to the damaging impact of winter ice storms.  To help mitigate the financial risks arising from these potential occurrences, SCE&G maintains insurance on certain properties and also collects funds from customers for its storm damage reserve (see Note 1 to the condensed consolidated financial statements).  As part of its ongoing operations, SCE&G maintains emergency response and storm preparation plans and teams, and applicable personnel participate in ongoing training and related simulations in advance of such storms, all in order to allow the Company to protect its assets and to return its systems to normal reliable operation in a timely fashion following any such event.

The EPA also is committed to propose new federal regulations affecting the management and disposal of coal combustion products (CCP), such as ash, by December 31, 2009.  Such regulations could result in the treatment of some CCPs as hazardous waste and could impose significant costs to utilities, such as SCE&G.  While the Company cannot predict how extensive the regulations will be, the Company believes that any additional costs imposed by such regulations would be recoverable through rates.

OTHER MATTERS

Off-Balance Sheet Transactions

SCE&G does not hold significant investments in unconsolidated special purpose entities. SCE&G also does not engage in off-balance sheet financing or similar transactions, although it is party to incidental operating leases in the normal course of business, generally for office space, furniture, equipment and rail cars.

Environmental Matters, Claims and Litigation

For additional information related to environmental matters and claims and litigation, see Notes 7B and 7C to the condensed consolidated financial statements.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Interest Rate Risk - The Company’s market risk exposures relative to interest rate risk have not changed materially compared with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.  Interest rates on the Company’s outstanding debt are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives.  The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.  For further discussion of changes in long-term debt, see ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES and also Notes 3 and 5 to the condensed  consolidated financial statements.

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

Expected Maturity:
Options
Purchased Call
2009	Long
Strike Price (a)	6.52
Contract Amount (b)	8.1
Fair Value (b)	0.3

2010
Strike Price (a)	6.7
Contract Amount (b)	13.3
Fair Value (b)	0.9

(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2009	2010
Commodity Swaps:
Pay fixed/receive variable (b)	2.6	0.7
Average pay rate (a)	11.409	11.554
Average received rate (a)	5.254	5.969
Fair value (b)	1.2	0.4

(a) Weighted average, in dollars
(b) Millions of dollars

 ITEM 4T.  CONTROLS AND PROCEDURES

As of September 30, 2009, South Carolina Electric & Gas Company (SCE&G) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2009, SCE&G’s disclosure controls and procedures were effective. There has been no change in SCE&G’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SCANA Corporation (SCANA, and, together with its consolidated subsidiaries, the Company) and South Carolina Electric & Gas Company (SCE&G):

SCE&G earned an Economic Income Zone state income tax credit (EIZ credit) in 1996 based on qualifying property additions.  This EIZ credit exceeded the Company’s state tax liability for the 1996 tax year, leaving $15.3 million unused.  The Company’s attempt to carry forward the unused credit to tax years 1997 and 1998 was contested by the South Carolina Department of Revenue.  In September 2009, the South Carolina Supreme Court decided the matter in the Company’s favor.  As a result of the favorable resolution of this uncertainty, the Company recorded the refund for the previously contested EIZ credit of $15.3 million and an additional $14.3 million of interest income.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
November 4, 2009	James E. Swan, IV
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

3.04		X	Articles of Amendment effective as of the dates indicated below and filed as exhibits to the Registration Statements set forth below and are incorporated by reference herein
			May 22, 2001	Exhibit 3.02	to Registration Statement No. 333-65460
			June 14, 2001	Exhibit 3.04	to Registration Statement No. 333-65460
			August 30, 2001	Exhibit 3.05	to Registration Statement No. 333-101449
			March 13, 2002	Exhibit 3.06	to Registration Statement No. 333-101449
			May 9, 2002	Exhibit 3.07	to Registration Statement No. 333-101449
			June 4, 2002	Exhibit 3.08	to Registration Statement No. 333-101449
			August 12, 2002	Exhibit 3.09	to Registration Statement No. 333-101449
			March 13, 2003	Exhibit 3.03	to Registration Statement No. 333-108760
			May 22, 2003	Exhibit 3.04	to Registration Statement No. 333-108760
			June 18, 2003	Exhibit 3.05	to Registration Statement No. 333-108760
			August 7, 2003	Exhibit 3.06	to Registration Statement No. 333-108760
			February 26, 2004	Exhibit 3.05	to Registration Statement No. 333-145208-01
			May 18, 2004	Exhibit 3.06	to Registration Statement No. 333-145208-01
			June 18, 2004	Exhibit 3.07	to Registration Statement No. 333-145208-01
			August 12, 2004	Exhibit 3.08	to Registration Statement No. 333-145208-01
			March 9, 2005	Exhibit 3.09	to Registration Statement No. 333-145208-01
			May 16, 2005	Exhibit 3.10	to Registration Statement No. 333-145208-01
			June 15, 2005	Exhibit 3.11	to Registration Statement No. 333-145208-01
			August 16, 2005	Exhibit 3.12	to Registration Statement No. 333-145208-01
			March 14, 2006	Exhibit 3.13	to Registration Statement No. 333-145208-01
			May 11, 2006	Exhibit 3.14	to Registration Statement No. 333-145208-01
			June 28, 2006	Exhibit 3.15	to Registration Statement No. 333-145208-01
			August 16, 2006	Exhibit 3.16	to Registration Statement No. 333-145208-01
			March 13, 2007	Exhibit 3.17	to Registration Statement No. 333-145208-01
			May 22, 2007	Exhibit 3.18	to Registration Statement No. 333-145208-01
			June 22, 2007	Exhibit 3.19	to Registration Statement No. 333-145208-01
			August 21, 2007	Exhibit 3.05	on Post-Effective Amendment No. 1 to Registration Statement No. 333-145208-01
			May 15, 2008	Exhibit 3.06	on Post-Effective Amendment No. 1 to Registration Statement No. 333-145208-01
			July 9, 2008	Exhibit 3.07	on Post-Effective Amendment No. 1 to Registration Statement No. 333-145208-01
			August 28, 2008	Exhibit 3.08	on Post-Effective Amendment No. 1 to Registration Statement No. 333-145208-01

3.05		X	Articles of Amendment dated May 15, 2009 (Filed as Exhibit 3.01 to Form 8-K and incorporated by reference herein)
3.06		X	Articles of Amendment dated June 29, 2009 (Filed as Exhibit 3.01 to Form 8-K and incorporated by reference herein)
3.07		X	Articles of Amendment dated August 21, 2009 (Filed as Exhibit 3.01 to Form 8-K and incorporated by reference herein)
3.08		X	Articles of Correction filed on June 1, 2001 correcting May 22, 2001 Articles of Amendment (Filed as Exhibit 3.03 to Registration Statement No. 333-65460 and incorporated by reference herein)
3.09		X
Articles of Correction filed on February 17, 2004 correcting Articles of Amendment for the dates indicated
below and filed as exhibits to Registration Statement No. 333-145208-01 set forth below and are incorporated by reference herein

			May 7, 2001		Exhibit 3.21(a)
			May 22, 2001		Exhibit 3.21(b)
			June 14, 2001		Exhibit 3.21(c)
			August 30, 2001		Exhibit 3.21(d)

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

			March 13, 2002	Exhibit 3.21(e)
			May 9, 2002	Exhibit 3.21(f)
			June 4, 2002	Exhibit 3.21(g)
			August 12, 2002	Exhibit 3.21(h)
			March 13, 2003	Exhibit 3.21(i)
			May 22, 2003	Exhibit 3.21(j)
			June 18, 2003	Exhibit 3.21(k)
			August 7, 2003	Exhibit 3.21(l)
3.10		X	Articles of Correction dated March 17, 2006, correcting March 14, 2006 Articles of Amendment (Filed as Exhibit 3.22 to Registration Statement No. 333-145208-01 and incorporated by reference herein)
3.11		X
Articles of Correction dated September 6, 2006, correcting August 16, 2006 Articles of Amendment (Filed as Exhibit 3.23 to Registration Statement No. 333-145208-01 and incorporated by reference herein)

3.12		X
Articles of Correction dated May 20, 2008, correcting May 15, 2008 Articles of Amendment (Filed as
Exhibit 3.13 to Post-Effective Amendment No 1 to Registration Statement No. 333-145208-01 and
incorporated by reference herein)

3.13	X		By-Laws of SCANA as revised and amended on February 19, 2009 (Filed as Exhibit 3.14 on Post-Effective Amendment No. 1 to Registration Statement No. 333-145208 and incorporated by reference herein)
3.14		X	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)
10.01	X	X
Engineering, Procurement and Construction Agreement, dated May 23, 2008, between South Carolina Electric & Gas Company, for itself and as Agent for the South Carolina Public Service Authority, and a Consortium consisting of Westinghouse Electric Company LLC and Stone &Webster, Inc. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an  order granting confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (Filed as Exhibit 10.01 to Form 10-Q/A for the quarter ended June 30, 2008 and incorporated by reference herein)

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