Form 10-K/A
period 2009-12-31
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2010-03-03
CIK 91882, 754737

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

This combined Form 10-K/A is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes no representation as to information relating to the other company.

                                  South Carolina Electric & Gas Company meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and therefore is filing this Form with the reduced disclosure format allowed under General Instruction I (2).

EXPLANATORY NOTE

SCANA Corporation (“SCANA”) and South Carolina Electric & Gas Company (“SCE&G” and, together with SCANA, the “Registrants”) are each filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to correct inadvertent typographical mistakes in the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 1, 2010 (the “Original Filing”).  Specifically, Item 1A “Risk Factors” of the Original Filing is hereby amended to revise the risk factor captioned ”A downgrade in the credit rating of SCANA or any of SCANA’s subsidiaries, including SCE&G, could negatively affect their ability to access capital and to operate their businesses, thereby adversely affecting results of operations, cash flows and financial condition.”

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Registrants’ Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment speaks only to the original filing date of the Original Filing and, except for those items discussed in this Explanatory Note, does not change any of the other disclosure contained in the Original Filing. This Amendment, together with the Original Filing, constitutes the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

This Amendment does not reflect events after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Therefore, you should read this Amendment together with the other reports of the Registrants that update and supersede the information contained in this Amendment.

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

Standard & Poor's Ratings Services (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) rate SCANA's long-term senior unsecured debt at BBB, Baa2 and BBB+, respectively.  These ratings agencies rate SCANA’s junior subordinated notes at BBB-, Baa3 and BBB-, respectively.  S&P, Moody's and Fitch rate SCE&G's long-term senior secured debt at A-, A3 and A, respectively.  S&P, Moody’s and Fitch rate the long-term senior unsecured debt of Public Service Company of North Carolina, Incorporated (PSNC Energy) at BBB+, A3 and A-, respectively.  Moody’s carries a negative outlook on each of its ratings.  S&P and Fitch carry a stable outlook on each of their ratings.  If S&P, Moody's or Fitch were to downgrade any of these long-term ratings, particularly to below investment grade, borrowing costs would increase, which would diminish financial results, and the potential pool of investors and funding sources could decrease.  S&P, Moody's and Fitch rate the short-term debt of SCE&G and PSNC Energy at A-2, P-2 and F-2, respectively. If these short-term ratings were to decline, it could significantly limit access to sources of liquidity.

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

A significant portion of SCE&G's generating capacity is derived from nuclear power, the use of which exposes us to regulatory, environmental and business risks. These risks could increase our costs or otherwise constrain our business, thereby adversely impacting our results of operations, cash flows and financial condition.  These risks will increase as the New Units are developed.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits filed or furnished with this Annual Report on Form 10-K/A are listed in the following Exhibit Index.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
March 3, 2010	James E. Swan, IV
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

4.03	X		First Supplemental Indenture to Indenture referred to in Exhibit 4.02 dated as of November 1, 2009 (Previously filed)
4.04	X		Junior Subordinated Indenture dated as of November 1, 2009 between SCANA Corporation and U.S. Bank National Association, as Trustee (Previously filed)
4.05	X		First Supplemental Indenture to Junior Subordinated Indenture referred to in Exhibit 4.04 dated as of November 1, 2009 (Previously filed)
4.06		X
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

Applicable to Form 10-K of
Exhibit No.	SCANA	SCE&G	Description
*10.02	X	X	SCANA Executive Deferred Compensation Plan (including amendments through December 31, 2009) (Previously filed)
*10.03	X	X	SCANA Supplemental Executive Retirement Plan (including amendments through December 31, 2009) (Previously filed)
*10.04	X	X	SCANA Director Compensation and Deferral Plan (including amendments through December 31, 2009) (Previously filed)
*10.05	X	X
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

*10.07	X	X	SCANA Supplementary Executive Benefit Plan (including amendments through December 31, 2009) (Previously filed)
*10.08	X	X	SCANA Short-Term Annual Incentive Plan (including amendments through December 31, 2009) (Previously filed)
*10.09	X	X	SCANA Supplementary Key Executive Severance Benefits Plan (including amendments through December 31, 2009) (Previously filed)
*10.10	X	X	Description of SCANA Whole Life Option (Filed as Exhibit 10-F for the year ended December 31, 1991, under cover of Form SE, Filed No. 1-8809 and incorporated by reference herein)
10.11		X	Service Agreement between SCE&G and SCANA Services, Inc., effective January 1, 2004 (Filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein)
12.01	X		Statement Re Computation of Ratios (Previously filed)
12.02		X	Statement Re Computation of Ratios (Previously filed)
21.01	X		Subsidiaries of the registrant (Previously filed under the heading “Corporate Structure” in Part I, Item I of this Form 10-K and incorporated by reference herein)
23.01	X		Consents of Experts and Counsel (Consent of Independent Registered Public Accounting Firm) (Previously filed)
23.02		X	Consents of Experts and Counsel (Consent of Independent Registered Public Accounting Firm) (Previously filed)
24.01	X		Power of Attorney (Previously filed)
24.02		X	Power of Attorney (Previously filed)
31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Previously filed )
31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Previously filed)
31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Previously filed)
31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Previously filed)

Applicable to Form 10-K of
Exhibit No.	SCANA	SCE&G	Description
31.05	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.06	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
31.07		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.08		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
32.01	X		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Previously furnished)
32.02	X		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Previously furnished)
32.03		X	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Previously furnished)
32.04		X	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Previously furnished)

* Management Contract or Compensatory Plan or Arrangement