Form 10-Q
period 2010-03-31
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2010-05-06
CIK 91882, 754737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	At April 30, 2010
SCANA Corporation	Without Par Value	124,404,959
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)

(a) Held beneficially and of record by SCANA Corporation.

This combined Form 10-Q is separately filed by SCANA Corporation and South Carolina Electric & Gas Company.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes no representation as to information relating to the other company.

South Carolina Electric & Gas Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and therefore is filing this Form with the reduced disclosure format allowed under General Instruction H(2).

TABLE OF CONTENTS

MARCH 31, 2010

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

(13)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(14)	labor disputes;

(15)	performance of SCANA’s pension plan assets;

(16)	higher taxes;

(17)	inflation;

(18)	compliance with regulations; and

(19)	the other risks and uncertainties described from time to time in the periodic reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AER	Alternate Energy Resources, Inc.
AFC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BLRA	Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCP	Coal Combustion Products
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CGT	Carolina Gas Transmission Corporation
Company	SCANA, together with its consolidated subsidiaries
CUT	Customer Usage Tracker
CWA	Clean Water Act, as amended
DHEC	South Carolina Department of Health and Environmental Control
DT	Dekatherms
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
kW or kWh	Kilowatt or kilowatt-hour
LOC	Lines of credit
MGP	Manufactured Gas Plant
NCUC	North Carolina Utilities Commission
NYMEX	New York Mercantile Exchange
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
PRP	Potentially Responsible Party
PSNC Energy	Public Service Company of North Carolina, Incorporated
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCE&G Consolidated	SCE&G and its consolidated affiliates
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCI	SCANA Communications, Inc.
SCPSC	Public Service Commission of South Carolina
SCR	Selective Catalytic Reactor
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
Summer Station	V. C. Summer Nuclear Station

SCANA CORPORATION

FINANCIAL SECTION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCANA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
Millions of dollars	2010	2009
Assets

Utility Plant In Service	$11,129	$10,835
Accumulated Depreciation and Amortization	(3,351)	(3,302)
Construction Work in Progress	1,022	1,149
Nuclear Fuel, Net of Accumulated Amortization	88	97
Goodwill, net of accumulated amortization and writedown of $276	230	230
Utility Plant, Net	9,118	9,009

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $112 and $107	293	291
Assets held in trust, net-nuclear decommissioning	70	67
Other investments	76	73
Nonutility Property and Investments, Net	439	431

Current Assets:
Cash and cash equivalents	157	162
Receivables, net of allowance for uncollectible accounts of $15 and $9	697	694
Inventories (at average cost):
Fuel and gas supply	307	376
Materials and supplies	118	115
Emission allowances	9	10
Prepayments and other	129	164
Deferred income taxes	4	-
Total Current Assets	1,421	1,521

Deferred Debits and Other Assets:
Regulatory assets	1,015	985
Other	149	148
Total Deferred Debits and Other Assets	1,164	1,133
Total	$12,142	$12,094

	March 31,	December 31,
Millions of dollars	2010	2009
Capitalization and Liabilities

Common Equity	$3,494	$3,408
Long-Term Debt, net	4,375	4,483
Total Capitalization	7,869	7,891

Current Liabilities:
Short-term borrowings	220	335
Current portion of long-term debt	328	28
Accounts payable	337	428
Customer deposits and customer prepayments	109	103
Taxes accrued	61	134
Interest accrued	72	71
Dividends declared	60	59
Other	126	98
Total Current Liabilities	1,313	1,256

Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,133	1,122
Deferred investment tax credits	94	111
Asset retirement obligations	483	477
Pension and other postretirement benefits	231	229
Regulatory liabilities	892	879
Other	127	129
Total Deferred Credits and Other Liabilities	2,960	2,947

Commitments and Contingencies (Note 7)	-	-
Total	$12,142	$12,094

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars, except per share amounts	2010	2009
Operating Revenues:
Electric	$540	$497
Gas - regulated	430	422
Gas - nonregulated	458	424
Total Operating Revenues	1,428	1,343

Operating Expenses:
Fuel used in electric generation	235	185
Purchased power	2	5
Gas purchased for resale	658	644
Other operation and maintenance	172	158
Depreciation and amortization	83	83
Other taxes	48	45
Total Operating Expenses	1,198	1,120

Operating Income	230	223

Other Income (Expense):
Other income	13	12
Other expenses	(10)	(8)
Interest charges, net of allowance for borrowed funds used during construction of $2 and $6	(65)	(58)
Allowance for equity funds used during construction	3	7
Total Other Expense	(59)	(47)

Income Before Income Tax Expense and Earnings from Equity Method Investments	171	176
Income Tax Expense	45	61

Income Before Earnings from Equity Method Investments	126	115
Earnings from Equity Method Investments	1	1

Net Income	127	116
Less Preferred Stock Dividends of Subsidiary	-	(2)
Income Available to Common Shareholders of SCANA	$127	$114

Basic and Diluted Earnings Per Share of Common Stock	$1.02	$.94
Weighted Average Common Shares Outstanding (millions)	123.8	120.9
Dividends Declared Per Share of Common Stock	$.475	$.47

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Three Months Ended
		March 31,
	Millions of dollars	2010	2009
	Cash Flows From Operating Activities:
	Net income	$127	$116
	Adjustments to reconcile net income to net cash provided from operating activities:
	Earnings from equity method investments, net of distributions	-	(1)
	Deferred income taxes, net	8	23
	Depreciation and amortization	88	86
	Amortization of nuclear fuel	9	5
	Allowance for equity funds used during construction	(3)	(7)
	Carrying cost recovery	(1)	(1)
	Cash provided (used) by changes in certain assets and liabilities:
	Receivables	(3)	225
	Inventories	56	68
	Prepayments and other	26	61
	Regulatory liabilities	1	44
	Accounts payable	(33)	(68)
	Taxes accrued	(73)	(73)
	Interest accrued	1	2
	Regulatory assets	(31)	(173)
	Changes in other assets	(15)	(4)
	Changes in other liabilities	16	(55)
	Net Cash Provided From Operating Activities	173	248
	Cash Flows From Investing Activities:
	Utility property additions and construction expenditures	(223)	(214)
	Proceeds from investments and sale of assets	8	-
	Nonutility property additions	(7)	(26)
	Investments	(2)	-
	Net Cash Used For Investing Activities	(224)	(240)
	Cash Flows From Financing Activities:
	Proceeds from issuance of common stock	26	126
	Proceeds from issuance of long-term debt	202	176
	Repayment of long-term debt	(9)	(104)
	Dividends	(58)	(56)
	Short-term borrowings, net	(115)	26
	Net Cash Provided From Financing Activities	46	168
	Net Increase (Decrease) In Cash and Cash Equivalents	(5)	176
	Cash and Cash Equivalents, January 1	162	272
	Cash and Cash Equivalents, March 31	$157	$448
	Supplemental Cash Flow Information:
Cash paid for	- Interest (net of capitalized interest of $2 and $6)	$63	$53
	- Income taxes	-	-

	Noncash Investing and Financing Activities:
	Accrued construction expenditures	101	77

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2010	2009
Net Income	$127	$116
Other Comprehensive Loss, net of tax:
Unrealized holding losses arising during period, net	(11)	(26)
Reclassified to net income:
Losses on cash flow hedging activities	5	30
Amortization of deferred employee benefit plan costs, net of taxes	1	1
Total Comprehensive Income	122	121
Less Comprehensive income attributable to noncontrolling interest	-	(2)
Comprehensive income attributable to SCANA Corporation (1)	$122	$119

(1)  Accumulated other comprehensive loss totaled $60.2 million as of March 31, 2010 and $54.9 million as of December 31, 2009.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA’s Annual Report on Form 10-K, as amended,  for the year ended December 31, 2009. These are interim financial statements, and due to the seasonality of the Company’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.          Basis of Accounting

The Company’s cost-based, rate-regulated utilities recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated.  As a result, the Company has recorded regulatory assets and liabilities which are summarized in the following tables.  Substantially all of our regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

	March 31,	December 31,
Millions of dollars	2010	2009
Regulatory Assets:
Accumulated deferred income taxes	$173	$173
Under-collections - electric fuel adjustment clause	79	55
Environmental remediation costs	27	26
Asset retirement obligations and related funding	283	279
Franchise agreements	49	50
Deferred employee benefit plan costs	325	325
Planned major maintenance	4	5
Other	75	72
Total Regulatory Assets	$1,015	$985

Regulatory Liabilities:
Accumulated deferred income taxes	$30	$30
Other asset removal costs	745	733
Storm damage reserve	45	44
Monetization of bankruptcy claim	40	40
Other	32	32
Total Regulatory Liabilities	$892	$879

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Substantially all of these regulatory assets are expected to be recovered over the remaining lives of the related property which may range up to approximately 70 years.  Similarly, accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are expected to be recovered in retail electric rates in future periods.  These amounts are expected to be recovered in retail electric rates during the period May 2011 through April 2012.  SCE&G is allowed to collect interest on the deferred balance through the recovery period.

Environmental remediation costs represent costs associated with the assessment and clean-up of MGP sites currently or formerly owned by the Company.  These regulatory assets are expected to be recovered over periods of up to approximately 14 years.

ARO and related funding represents the regulatory asset associated with the legal obligation to decommission and dismantle Summer Station and conditional AROs.  These regulatory assets are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 95 years.

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina.  Based on an SCPSC order, SCE&G began amortizing these amounts through cost of service rates in February 2003 over approximately 20 years.

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders.  These deferred costs are expected to be recovered through utility rates over average service periods of participating employees, or up to approximately 14 years.

Various other regulatory assets are expected to be recovered in rates over periods of up to 30 years.

Other asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain vegetation management expenditures in excess of amounts included in base rates.  During each of the three months ended March 31, 2010 and 2009, SCE&G applied costs of $0.7 million to the reserve.

Planned major maintenance relates to certain fossil hydro turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved through specific SCPSC orders.  SCE&G is collecting $8.5 million annually, ending December 2013, through electric rates to offset turbine maintenance expenditures.  Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

The monetization of bankruptcy claim represents proceeds from the sale of a bankruptcy claim which will be amortized into operating revenue through the year 2024.

The SCPSC or the NCUC (collectively, state public service commissions) or the FERC have reviewed and approved through specific orders most of the items shown as regulatory assets.  Other regulatory assets include certain costs which have not been approved for recovery by a state public service commission or by the FERC.  In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company.  In addition, the Company has deferred in utility plant in service approximately $76.9 million of unrecovered costs related to the Lake Murray backup dam project and $70.1 million of costs related to the installation of SCR technology at its Cope Station generating facility.  See Note 7B.  These costs are not currently being recovered, but are expected to be recovered through rates in future periods.  In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, the Company could be required to write off its regulatory assets and liabilities.  Such an event could have a material adverse effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

B.            Earnings Per Share

The Company computes basic earnings per share by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  The Company computes diluted earnings per share using this same formula after giving effect to securities considered to be dilutive potential common stock.  The Company uses the treasury stock method in determining total dilutive potential common stock.  The Company has issued no securities that would have an antidilutive effect on earnings per share.

C.            Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2010	2009	2010	2009
Three months ended March 31,
Service cost	$4.7	$3.8	$1.1	$1.1
Interest cost	11.8	11.3	3.0	3.0
Expected return on assets	(16.4)	(12.8)	-	-
Prior service cost amortization	1.9	1.7	0.3	0.3
Transition obligation amortization	-	-	0.2	0.2
Amortization of actuarial loss	4.3	5.7	0.1	-
Net periodic benefit cost	$6.3	$9.7	$4.7	$4.6

The SCPSC allows SCE&G to mitigate a significant portion of its pension cost by deferring as a regulatory asset the amount of pension expense above that which is included in current rates for SCE&G’s retail electric and gas distribution regulated operations.  Costs totaling $5.3 million and $7.8 million were deferred for the three months ended March 31, 2010 and 2009, respectively.

D.              New Accounting Matters

Effective January 1, 2010, the Company adopted accounting guidance that requires additional disclosures for assets and liabilities recorded at fair value.  This guidance requires disclosure of fair value for each class of assets and liabilities.  In addition, when the basis for measuring the fair value of a previously recorded asset or liability changes, this guidance requires disclosure of values transferred between Levels 1 and 2 of the fair value hierarchy, if significant.  The initial adoption of this guidance did not impact the Company’s results of operations, cash flows or financial position.

E.               Income Taxes

In the first quarter of 2010, SCE&G accelerated the recognition of previously deferred state income tax credits.  (See Note 2).  No other material changes in the status of the Company’s tax positions have occurred through March 31, 2010.

F.             Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  At March 31, 2010, such counterparties held 40% of PSNC Energy’s natural gas inventory, with a carrying value of $7.8 million, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees.  No fees are received under supply service agreements.  The agreements expire at various times through March 31, 2011.

2.             REGULATORY MATTERS

SCE&G

Electric

SCE&G’s electric rates are established using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G.  In April 2010, the SCPSC approved a settlement agreement between SCE&G, the ORS, and the South Carolina Energy Users Committee authorizing SCE&G to decrease the fuel cost portion of its electric rates, effective with the first billing cycle of May 2010.  The settlement agreement included a provision incorporating SCE&G’s proposal to accelerate the recognition of previously deferred state income tax credits in the amount of $17.4 million, and record an offsetting reduction to the recovery of fuel costs.  In addition, SCE&G agreed to defer recovery of its actual undercollected base fuel costs as of April 30, 2010 for the period of May 1, 2010 through April 30, 2011.  SCE&G is allowed to charge and recover carrying costs monthly on the actual base fuel costs undercollected balance as of the end of each month during this deferral period.  Beginning with the first billing cycle of May 2011, SCE&G will begin recovering the under-recovered balance of fuel costs plus interest on the remaining balance over the subsequent 12 months.

In January 2010, SCE&G filed an application with the SCPSC requesting a 9.52% overall increase to retail electric base rates.  If the request were to be approved without modification, the increase in rates would be phased in over three periods in July 2010, January 2011 and July 2011.  On May 2, 2010, SCE&G entered into a stipulation with the ORS related to certain aspects of this application.  If approved, the stipulation lowers SCE&G’s proposed return on common equity from 11.6% to 10.7%, supports the implementation of a 12-month pilot weather normalization mechanism for SCE&G’s electric customers, and provides for the issuance of a credit of approximately $25 million to SCE&G’s electric customers.  The stipulation, without consideration of any other proposed adjustments, effectively reduces SCE&G’s proposed overall increase to 6.55%.  As a result of the stipulation, SCE&G has deferred within other current liabilities $25 million of estimated weather-related revenues from the first quarter of 2010 for refund to customers.

In January 2010, the SCPSC approved SCE&G’s request for an order pursuant to the BLRA to approve an updated construction and capital cost schedule for the construction of two new nuclear generating units at Summer Station.  The updated schedule provides details of the construction and capital cost schedule beyond what was proposed and included in the original BLRA filing described below.  The revised schedule does not change the previously announced completion date for the new units or the originally announced cost.

In December 2009, SCE&G submitted to the FERC for filing revised tariff sheets to change the network and point to point transmission rates under SCE&G’s Open Access Transmission Tariff.  The request, if approved, would result in an annual revenue increase of $5.6 million.  The requested rates utilize a cost of service formula, which departs from the traditional rate structure currently in effect.  On March 1, 2010 pursuant to an order issued by the FERC, SCE&G implemented, subject to refund, proposed tariff sheets.

In June 2009, SCE&G filed a request with the SCPSC for approval of the implementation of certain demand reduction and energy efficiency programs (DSM programs).  SCE&G has requested the establishment of an annual rider to allow recovery of the costs and lost net margin revenue associated with DSM programs, along with an incentive for investing in such programs.  On March 31, 2010, SCE&G along with ORS and certain other parties filed settlement agreements resolving all issues on this matter.  The SCPSC held a hearing on SCE&G’s request and the settlement agreements on April 1, 2010.  SCE&G cannot determine when the SCPSC will issue an order on this matter.

In February 2009, the SCPSC approved SCE&G’s combined application pursuant to the BLRA seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order relating to the proposed construction and operation by SCE&G and Santee Cooper of two new nuclear generating units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement, and construction contract under which they are being built.  The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with schedules, estimates and projections, including contingencies, as approved by the SCPSC.  As part of its order, the SCPSC approved the initial rate increase of $7.8 million, or 0.4%, related to recovery of the cost of capital on project expenditures through June 30, 2008, and the revised rates became effective for bills rendered on and after March 29, 2009.  In May 2009, two intervenors filed separate appeals of the order (one of which challenged the SCPSC’s prudency finding) with the South Carolina Supreme Court.  With regard to the first appeal, which challenged the SCPSC’s prudency finding, the South Carolina Supreme Court issued an opinion on April 26, 2010, affirming the decision of the SCPSC.  As for the second appeal, the South Carolina Supreme Court heard oral arguments on April 6, 2010.  SCE&G cannot predict how the Court will rule or when the Court will issue its ruling.

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation.  Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.  In September 2009, the SCPSC approved SCE&G’s first annual revised rate request under the BLRA which constituted a $22.5 million or 1.1% increase to retail electric rates.

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  In October 2009, the SCPSC approved an increase in SCE&G’s retail natural gas base rates of $13.0 million under the terms of the RSA.  The rate adjustment was effective with the first billing cycle of November 2009.

SCE&G’s tariffs include a PGA clause that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities.  SCE&G’s rates are calculated using a methodology which adjusts the cost of gas monthly based on a 12-month rolling average.  In December 2009, in connection with the annual review of the PGA and the gas purchasing policies of SCE&G, the SCPSC determined that SCE&G’s gas costs, including all hedging transactions, were reasonable and prudently incurred during the 17 months ended July 31, 2009.

PSNC Energy

PSNC Energy’s rates are established using a benchmark cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas.  PSNC Energy revises its tariffs with the NCUC as necessary to track these changes and defers any over- or under-collections of the delivered cost of gas for subsequent rate consideration.  The NCUC reviews PSNC Energy’s gas purchasing practices annually.  In addition, PSNC Energy utilizes a CUT which allows it to adjust its base rates for residential and commercial customers based on average per customer consumption.

In February 2010, the NCUC approved a 10 cent increase in the cost of gas component of PSNC Energy’s rates.  The rate adjustment was effective with the first billing cycle in March 2010.

3.             LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In March 2010, PSNC Energy issued $100 million of 6.54% unsecured notes due March 30, 2020.   Proceeds from these notes were used to pay down short-term debt and for general corporate purposes.

Substantially all of SCE&G’s and GENCO’s electric utility plant is pledged as collateral in connection with long-term debt. The Company is in compliance with all debt covenants.

Liquidity

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G (b)		PSNC Energy (b)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Millions of dollars	2010	2009	2010	2009	2010	2009
Lines of credit:
Committed long-term (expire December 2011) (a)
Total	$200	$200	$650	$650	$250	$250
LOC advances	49	-	150	100	-	-
Weighted average interest rate	.58%	-	.51%	.50%	-	-
Outstanding commercial paper (270 or fewer days)	-	-	216	254	4	81
Weighted average interest rate	-	-	.32%	.33%	.30%	.32%
Letters of credit supported by LOC	3	3.3		.3	-	-
Available	148	197	284	296	246	169

(a)	The Company’s committed long-term facilities serve to back-up the issuance of commercial paper or to provide liquidity support.
(b)

SCE&G, Fuel Company and PSNC Energy may issue commercial paper in the amounts of up to $350 million, $250 million and $250 million, respectively. Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of short-term commercial paper or LOC advances.

The committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks.  Wells Fargo Bank, N. A. provides 18.9% of the aggregate $1.1 billion credit facilities, Bank of America, N. A. provides 14.3%, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provide 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provide 9.1%.  Three other banks provide the remaining 5.0%.  These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company) and PSNC Energy.  In addition, a portion of the credit facilities supports SCANA’s borrowing needs.  When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company) and PSNC Energy.

4.             COMMON EQUITY

SCANA issued common stock valued at $25.9 million (at time of issue) during the three months ended March 31, 2010 through various compensation and dividend reinvestment plans, including the exercise of 9,091 stock options during the period.

5.             DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the statement of financial position and measures those instruments at fair value.  The Company recognizes changes in the fair value of derivative instruments either in earnings, as a component of other comprehensive income (loss) or, for regulated subsidiaries, within regulatory assets or regulatory liabilities, depending upon the intended use of the derivative and the resulting designation.  The fair value of derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or, for interest rate swaps, discounted cash flow models with independently sourced data.

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

Commodity Derivatives

The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types.  Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations.  Instruments designated as fair value hedges are used to mitigate exposure to fluctuating market prices created by fixed prices of stored natural gas.  The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options, and over-the-counter instruments such as options and swaps, which are typically offered by energy and financial institutions.

The Company’s regulated gas operations (SCE&G and PSNC Energy) hedge natural gas purchasing activities using over-the-counter options and swaps and NYMEX futures and options.  SCE&G’s tariffs include a PGA that provides for the recovery of actual gas costs incurred.  The SCPSC has ruled that the results of SCE&G’s hedging activities are to be included in the PGA.  As such, the cost of derivatives and gains and losses on such derivatives utilized to hedge gas purchasing activities are recoverable through the weighted average cost of gas calculation.  The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability.  PSNC Energy’s tariffs also include a provision for the recovery of actual gas costs incurred.  PSNC Energy records premiums, transaction fees, margin requirements and any realized gains or losses from its hedging program in deferred accounts as a regulatory asset or liability for the over- or under-recovery of gas costs.  These derivative financial instruments are not designated as hedges for accounting purposes.

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

Interest Rate Swaps

The Company uses interest rate swaps to manage interest rate risk on certain debt issuances.  These swaps are designated as either fair value hedges or cash flow hedges.

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

The effective portion of settlement payments made or received upon termination are amortized to interest expense over the term of the underlying debt and are classified as a financing activity in the condensed consolidated statements of cash flows.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in DT)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of March 31, 2010
Cash flow	-	3,430,800	13,969,471	17,400,271
Not designated (a)	7,180,000	-	16,733,456	23,913,456
Total (a)	7,180,000	3,430,800	30,702,927	41,313,727

As of December 31, 2009
Cash flow	-	5,390,350	13,915,971	19,306,321
Not designated (b)	6,291,000	160,000	19,007,840	25,458,840
Total (b)	6,291,000	5,550,350	32,923,811	44,765,161

(a)  Includes an aggregate 7,419,000 DT related to basis swap contracts in Energy Marketing.

(b)  Includes an aggregate 9,961,000 DT related to basis swap contracts in Retail Gas Marketing and Energy Marketing.

At March 31, 2010 and December 31, 2009, the Company was party to interest rate swaps designated as fair value hedges with an aggregate notional amount of $559.6 million and was party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $831.4 million and $181.4 million, respectively.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (c)	Value	Location (c)	Value
As of March 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$10	Other deferred credits	$15
	Prepayments and other	1

Commodity contracts			Prepayments and other	1
			Other current liabilities	11
			Other deferred credits	3
Total		$11		$30

Derivatives not designated as
hedging instruments
Commodity contracts	Prepayments and other	$1

Energy management contracts	Prepayments and other	9	Prepayments and other	$1
	Other deferred debits	2	Other current liabilities	8
			Other deferred credits	2
Total		$12		$11

As of December 31, 2009
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$5	Other deferred credits	$14

Commodity contracts	Other current liabilities	1	Other current liabilities	7
			Other deferred credits	2
Total		$6		$23

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	$1

Energy management contracts	Prepayments and other	2
	Other current liabilities	2	Other current liabilities	$3
	Other deferred debits	1	Other deferred credits	1
Total		$6		$4

(c)

Asset derivatives represent unrealized gains to the Company, and liability derivatives represent unrealized losses.  In the Company’s condensed consolidated balance sheets, unrealized gain and loss positions on commodity contracts with the same counterparty are reported as either a net asset or liability.

The effect of derivative instruments on the statements of income is as follows:

Derivatives in Fair Value Hedging Relationships

With regard to the Company’s interest rate swaps designated as fair value hedges, the gains on those swaps and the losses on the hedged fixed rate debt are recognized in current earnings and included in interest expense.  These gains and losses, combined with the amortization of gains on those swaps that were terminated prior to 2006 as discussed above, resulted in reductions to interest expense of $3.0 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.

Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Deferred	Gain (Loss) Reclassified from
Derivatives in Cash Flow	in Regulatory Accounts	Deferred Accounts into Income
Hedging Relationships	(Effective Portion)	(Effective Portion)
Millions of dollars		Location	Amount
Three Months Ended March 31, 2010
Interest rate contracts	$3	Interest expense	$(1)

Three Months Ended March 31, 2009
Interest rate contracts	$20	Interest expense	$(1)

	Gain (Loss)	Gain (Loss) Reclassified from
Derivatives in Cash Flow	Recognized in OCI, net of tax	Accumulated OCI into Income,
Hedging Relationships	(Effective Portion)	net of tax (Effective Portion)
Millions of dollars		Location	Amount
Three Months Ended March 31, 2010
Interest rate contracts	$(2)	Interest expense	$(1)
Commodity contracts	(9)	Gas purchased for resale	(4)
Total	$(11)		$(5)

Three Months Ended March 31, 2009
Interest rate contracts	$2	Interest expense	$-
Commodity contracts	(26)	Gas purchased for resale	(27)
Total	$(24)		$(27)

As of March 31, 2010, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive loss to earnings arising from cash flow hedges will include approximately $6.9 million as an increase to gas cost and approximately $2.1 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of March 31, 2010, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2013.

	Gain (Loss) Recognized in Income
Derivatives not designated as
Hedging Instruments		Three Months Ended March 31,
Millions of dollars	Location	2010	2009
Commodity contracts	Gas purchased for resale	$(1)	$(3)
Other energy management contracts	Gas purchased for resale	-	(2)
Total		$(1)	$(5)

Hedge Ineffectiveness

Other gains recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were not significant for each of the three months ended March 31, 2010 and 2009.

Credit Risk Considerations

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of March 31, 2010, the Company has posted $14.0 million of collateral related to derivatives with contingent provisions that are in a net liability position.  If all of the contingent features underlying these instruments were fully triggered as of March 31, 2010, the Company would be required to post an additional $24.4 million of collateral to its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of March 31, 2010, is $38.4 million.

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

		Fair Value Measurements Using
		Quoted Prices in Active	Significant Other
		Markets for Identical Assets	Observable Inputs
Millions of dollars		(Level 1)	(Level 2)
As of March 31, 2010
Assets -	Available for sale securities	$2	$-
	Interest rate contracts	-	11
	Energy management contracts	-	11
	Commodity contracts	1	-
Liabilities -	Interest rate contracts	-	15
	Commodity contracts	1	14
	Energy management contracts	1	11

As of December 31, 2009
Assets -	Available for sale securities	$2	$-
	Commodity contracts	1	1
	Energy management contracts	-	5
	Interest rate contracts	-	5
Liabilities -	Interest rate contracts	-	14
	Commodity contracts	-	9
	Energy management contracts	-	7

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

Financial instruments for which the carrying amount may not equal estimated fair value at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,703.1	$4,933.0	$4,510.9	$4,726.0

Fair values of long-term debt are based on quoted market prices of the instruments or similar instruments.  For debt instruments for which no quoted market prices are available, fair values are based on net present value calculations.  Carrying values reflect the fair values of interest rate swaps based on discounted cash flow models with independently sourced data.  Early settlement of long-term debt may not be possible or may not be considered prudent.

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

B.                                     Environmental

SCE&G

In December 2009 the EPA issued a final finding that atmospheric concentrations of GHG endanger public health and welfare within the meaning of Section 202(a) of the CAA.  The rule, which became effective in January 2010, enables the EPA to regulate GHG emissions under the CAA.  The EPA has committed to issue new rules regulating such emissions by November 2011.  On September 30, 2009, the EPA issued a proposed rule that would require facilities emitting over 25,000 tons of GHG a year (such as SCE&G’s and GENCO’s generating facilities) to obtain permits demonstrating that they are using the best practices and technologies to minimize GHG emissions.  The Company expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies challenged the rule, seeking a change in the method CAIR used to allocate sulfur dioxide emission allowances.  On December 23, 2008, the United States Court of Appeals for the District of Columbia Circuit remanded the rule but did not vacate it.  Prior to the Court of Appeals’ decision, SCE&G and GENCO had determined that additional air quality controls would be needed to meet the CAIR requirements.  SCE&G has completed the installation of SCR technology at Cope Station for nitrogen oxide reduction, and GENCO has completed installation of a wet limestone scrubber at Williams Station for sulfur dioxide reduction.   SCE&G also is installing a wet limestone scrubber at Wateree Station.  The Company expects to incur capital expenditures totaling approximately $559 million through 2010

for these projects, of which the majority has already been spent.   The Company cannot predict when the EPA will issue a revised rule or what impact the rule will have on SCE&G and GENCO.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

In 2005 the EPA issued the CAMR which established a mercury emissions cap and trade program for coal-fired power plants.  Numerous parties challenged the rule.  On February 8, 2008, the United States Circuit Court for the District of Columbia vacated the rule for electric utility steam generating units.  The Company expects the EPA will issue a new rule on mercury emissions but cannot predict when such a rule will be issued or what requirements it will impose.

SCE&G has been named, along with 53 others, by the EPA as a PRP at the AER Superfund site located in Augusta, Georgia.  The EPA placed the site on the National Priorities List in April 2006.  AER conducted hazardous waste storage and treatment operations from 1975 to 2000, when the site was abandoned.  While operational, AER processed fuels from waste oils, treated industrial coolants and oil/water emulsions, recycled solvents and blended hazardous waste fuels.  During that time, SCE&G occasionally used AER for the processing of waste solvents, oily rags and oily wastewater.  The EPA and the State of Georgia have documented that a release or releases have occurred at the site leading to contamination of groundwater, surface water and soils.  The EPA and the State of Georgia have conducted a preliminary assessment and site inspection.  The PRPs funded a Remedial Investigation and Risk Assessment which was completed and approved by the EPA and funded a Feasibility Study that is expected to be completed in 2010.  The site has not been remediated nor has a clean-up cost been estimated.  Although a basis for the allocation of clean-up costs among the PRPs is unclear, SCE&G does not believe that its involvement at this site would result in an allocation of costs that would have a material adverse impact on its results of operations, cash flows or financial condition.  Any cost allocated to SCE&G arising from the remediation of this site is expected to be recoverable through rates.

SCE&G maintains an environmental assessment program to identify and evaluate its current and former operations sites that could require environmental clean-up.  As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site.  These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates.  Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations.  SCE&G defers site assessment and cleanup costs and recovers them through rates.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $7.1 million.  In addition, the National Park Service of the Department of the Interior has made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina.  SCE&G expects to recover any cost arising from the remediation of these four sites through rates.  At March 31, 2010, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $20.2 million.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected.  PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs.  PSNC Energy has recorded a liability and associated regulatory asset of $4.4 million, which reflects its estimated remaining liability at March 31, 2010.  PSNC Energy expects to recover through rates any costs allocable to PSNC Energy arising from the remediation of these sites.

C.                                     Claims and Litigation

In May 2004, a purported class action lawsuit currently styled as Douglas E. Gressette and Mark Rudd, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Communications, Inc. was filed in South Carolina’s Circuit Court of Common Pleas for the Ninth Judicial Circuit.  The plaintiffs allege that SCE&G made improper use of certain electric transmission easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCE&G’s electricity-related internal communications.  The plaintiffs asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment, but did not assert a specific dollar amount for the claims.  SCE&G believes its actions are consistent with governing law and the applicable documents granting easements and rights-of-way.  In June 2007, the Circuit Court issued a ruling that limits the plaintiffs’ purported class to easement grantors situated in Charleston County, South Carolina.  In February 2008, the Circuit Court issued an order to conditionally certify the class, which remains limited to easements in Charleston County.  In July 2008, the plaintiffs’ motion to add SCI to the lawsuit as an additional defendant was granted.  Trial is not anticipated before the summer of 2010.  SCE&G and SCI will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

The Company is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without a material adverse impact on the Company’s results of operations, cash flows or financial condition.

D.                                    Nuclear Generation

SCE&G and Santee Cooper have entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of Summer Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the units, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Assuming timely receipt of federal approvals and construction proceeding as scheduled, the first unit is expected to be completed and in service in 2016, and the second in 2019.  SCE&G’s share of the estimated cash outlays (future value) totals $6.0 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

SCE&G’s latest Integrated Resource Plan filed with the SCPSC on February 26, 2010 continues to support SCE&G’s need for 55% of the output of the two units.  SCE&G has been advised by Santee Cooper that in light of recent developments, it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the two units.  If Santee Cooper’s ownership interest in one or both of the units changes, SCE&G believes that one or more additional parties will be available to participate as joint owners.

SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the new units.  Any such project cost increase or delay could be material.

8.                                       SEGMENT OF BUSINESS INFORMATION

The Company’s reportable segments are listed in the following table.  The Company uses operating income to measure profitability for its regulated operations; therefore, income available to common shareholders is not allocated to the Electric Operations, Gas Distribution and Gas Transmission segments.  The Company uses income available to common shareholders to measure profitability for its Retail Gas Marketing and Energy Marketing segments.  Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy which meet the criteria for aggregation.  All Other includes equity method investments and other nonreportable segments.

	External	Intersegment	Operating	Income Available to	Segment
Millions of dollars	Revenue	Revenue	Income	Common Shareholders	Assets
Three Months Ended March 31, 2010
Electric Operations	$540	$2	$86	n/a	$7,423
Gas Distribution	428	-	90	n/a	2,093
Gas Transmission	2	11	5	n/a	257
Retail Gas Marketing	262	-	n/a	$30	219
Energy Marketing	196	47	n/a	-	99
All Other	6	86	n/a	-	1,005
Adjustments/Eliminations	(6)	(146)	49	97	1,046
Consolidated Total	$1,428	$-	$230	$127	$12,142

Three Months Ended March 31, 2009
Electric Operations	$497	$3	$102	n/a	$6,720
Gas Distribution	420	-	81	n/a	2,078
Gas Transmission	2	11	5	n/a	265
Retail Gas Marketing	228	-	n/a	$22	192
Energy Marketing	196	42	n/a	-	124
All Other	7	85	n/a	(1)	901
Adjustments/Eliminations	(7)	(141)	35	93	1,322
Consolidated Total	$1,343	$-	$223	$114	$11,602

For the three months ended March 31, 2010, operating income for Electric Operations reflects a reduction in recovery of fuel of $17.4 million in connection with the settlement described in Note 2.  This reduction was fully offset by recognition of tax benefits.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

AS COMPARED TO THE CORRESPONDING PERIOD IN 2009

Earnings Per Share

Earnings per share was as follows:

Millions of dollars	2010	2009
Earnings per share	$1.02	$.94

Earnings per share increased by $.06 due to higher electric margin (excluding the effect of the $17.4 million adjustment described at “Electric Operations”) and $.15 due to higher gas margin.  These increases were partially offset by dilution from additional shares outstanding of $.02, higher operating expenses of $.08 which are explained below and higher interest expense of $.04.

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2010:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 11, 2010	$.475	March 10, 2010	April 1, 2010
May 6, 2010	$.475	June 10, 2010	July 1, 2010

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2010	% Change	2009
Operating revenues	$541.6	8.3%	$500.1
Less: Fuel used in generation	236.1	26.9%	186.1
Purchased power	2.4	(51.0)%	4.9
Margin	$303.1	(1.9)%	$309.1

MWh sales volumes related to the electric margin above, by class, were as follows:

Classification (in thousands)	2010	% Change	2009
Residential	2,299	18.6%	1,939
Commercial	1,744	3.4%	1,686
Industrial	1,353	6.9%	1,266
Sale for resale (excluding interchange)	427	(1.2)%	432
Other	129	(1.5)%	131
Total territorial	5,952	9.1%	5,454
Negotiated Market Sales Tariff (NMST)	6	(78.6)%	28
Total	5,958	8.7%	5,482

Territorial sales volume increased by 410 MWh due to increased average use and the effects of colder weather and 88 MWh due to higher industrial sales volumes.

Margin increased due to higher residential and commercial customer usage of $25.7 million, higher industrial sales of $1.1 million, customer growth of $2.0 million and an increase in base rates approved by the SCPSC under the BLRA of $7.4 million.  Although weather was abnormally cold in 2010 and significantly colder than in the same period in 2009, estimated incremental revenues of $25 million associated with this weather have been deferred within other current liabilities (for refund to customers) based upon a stipulation related to SCE&G’s 2010 electric base rate case proceeding (see Note 2).  Also, margin in 2010 was adjusted downward by $17.4 million pursuant to an SCPSC regulatory order issued in connection with SCE&G’s annual fuel cost proceeding.  (See also discussion at “Income Taxes”).

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2010	% Change	2009
Operating revenues	$428.3	2.0%	$419.8
Less: Gas purchased for resale	279.3	(1.3)%	282.9
Margin	$149.0	8.8%	$136.9

DT sales volumes by class, including transportation gas, were as follows:

Classification (in thousands)	2010	% Change	2009
Residential	24,519	21.2%	20,224
Commercial	11,743	10.3%	10,650
Industrial	4,945	16.7%	4,236
Transportation gas	11,599	7.6%	10,784
Total	52,806	15.1%	45,894

Margin at SCE&G increased $3.9 million due to increased customer usage and $5.6 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2009.  Margin at PSNC Energy increased by $1.7 million primarily due to residential customer growth and improved industrial usage.

Gas Transmission

Gas Transmission is comprised of the operations of CGT.  Gas transmission revenues and operating income (including transactions with affiliates) was as follows:

Millions of dollars	2010	% Change	2009
Transportation revenues	$13.1	-	$13.1
Operating income	4.9	(5.8)%	5.2

Operating income decreased as a result of higher operating expenses.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing revenues and income available to common shareholders were as follows:

Millions of dollars	2010	% Change	2009
Operating revenues	$262.1	15.1%	$227.8
Income available to common shareholders	29.7	35.6%	21.9

Operating revenues increased as a result of higher sales volume due to weather.  Income available to common shareholders increased primarily as a result of higher margin due to favorable weather, partially offset by higher bad debt expense on increased revenue.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and income (loss) available to common shareholders were as follows:

Millions of dollars	2010	% Change	2009
Operating revenues	$243.4	2.3%	$238.0
Income (loss) available to common shareholders	0.5	*	(0.2)

*Greater than100%.

Operating revenues and income available to common shareholders increased primarily due to higher sales margin on increased demand.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2010	% Change	2009
Other operation and maintenance	$172.0	8.5%	$158.5
Depreciation and amortization	82.8	0.1%	82.7
Other taxes	47.7	5.5%	45.2

Other operation and maintenance expenses increased by $3.9 million due to higher incentive compensation and other benefits, by $4.5 million due to higher generation, transmission and distribution expenses and by $2.9 million due to higher customer service expenses and general expenses, including bad debt expense.  Depreciation and amortization expense increased in 2010 primarily due to net property additions, offset by the adoption of new, lower depreciation rates at SCE&G in late 2009.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and the activities of certain non-regulated subsidiaries.  Other income (expense), excluding interest expense, increased for the three months ended March 31, 2010 compared to 2009 primarily due to increased interest income.

Pension Cost

Pension cost was recorded on the Company’s income statements and balance sheets as follows:

Millions of dollars	2010	2009
Income Statement Impact:
Reduction in employee benefit costs	$(0.1)	$-
Other income	(0.9)	(0.9)
Balance Sheet Impact:
Increase in capital expenditures	1.6	2.2
Component of amount payable from Summer Station co-owner	0.4	0.6
Regulatory asset	5.3	7.8
Total Pension Cost	$6.3	$9.7

No contribution to the pension trust will be necessary in or for 2010, nor will limitations on benefit payments apply.  Additionally, in February 2009, SCE&G was granted accounting orders by the SCPSC under which it will mitigate a significant portion of its pension cost by deferring as a regulatory asset the amount of pension cost above that which is included in current rates for its retail electric and gas distribution regulated operations.  These costs are being deferred until such time as future rate recovery is provided for by the SCPSC.

AFC

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income.  AFC decreased in 2010 due primarily to the completion of certain pollution abatement projects at coal-fired plants.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Income tax expense decreased primarily due to the recognition of certain previously deferred state investment tax credits pursuant to a SCPSC regulatory order issued in 2010 in connection with SCE&G’s annual fuel cost proceeding (See also discussion at “Electric Operations”).

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities.  The Company expects that, barring further impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction.  The Company’s ratio of earnings to fixed charges for the three and 12 months ended March 31, 2010 was 3.50 and 2.83.

Cash requirements for SCANA’s regulated subsidiaries arise primarily from their operational needs, funding their construction programs and payment of dividends to SCANA.  The ability of the regulated subsidiaries to replace existing plant investment, to expand to meet future demand for electricity and gas and to install equipment necessary to comply with environmental regulations, will depend upon their ability to attract the necessary financial capital on reasonable terms.  Regulated subsidiaries recover the costs of providing services through rates charged to customers.  Rates for regulated services are generally based on historical costs.  As customer growth and inflation occur and these subsidiaries continue their ongoing construction programs, rate increases will be sought.  The future financial position and results of operations of the regulated subsidiaries will be affected by their ability to obtain adequate and timely rate and other regulatory relief.

The Company’s issuance of various securities, including short- and long-term debt, is subject to customary approval or authorization by one or more state or federal regulatory bodies including the state public service commissions and FERC.

SCE&G and GENCO have obtained FERC authority to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act).  SCE&G may issue up to $700 million of unsecured promissory notes or commercial paper with maturity of one year or less, and GENCO may issue up to $100 million of short-term indebtedness.  FERC’s approval expires in February 2012.

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G (b)		PSNC Energy (b)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Millions of dollars	2010	2009	2010	2009	2010	2009
Lines of credit:
Committed long-term (expire December 2011) (a)
Total	$200	$200	$650	$650	$250	$250
LOC advances	49	-	150	100	-	-
Weighted average interest rate	.58%	-	.51%	.50%	-	-
Outstanding commercial paper (270 or fewer days)	-	-	216	254	4	81
Weighted average interest rate	-	-	.32%	.33%	.30%	.32%
Letters of credit supported by LOC	3	3.3		.3	-	-
Available	148	197	284	296	246	169

(a)                                      The Company’s committed long-term facilities serve to back-up the issuance of commercial paper or to provide liquidity support.

(b)                                     SCE&G, Fuel Company and PSNC Energy may issue commercial paper in the amounts of up to $350 million, $250 million and $250 million, respectively.  Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of short-term commercial paper or LOC advances.

The committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks.  Wells Fargo Bank, N. A. provides 18.9% of the aggregate $1.1 billion credit facilities, Bank of America, N. A. provides 14.3%, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provide 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provide 9.1%.  Three other banks provide the remaining 5.0%.  These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company) and PSNC Energy.  In addition, a portion of the credit facilities supports SCANA’s borrowing needs.  When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company) and PSNC Energy.

As of March 31, 2010, the Company had drawn approximately $199 million from its $1.1 billion facilities, had approximately $220 million in commercial paper borrowings outstanding, was obligated under $3.3 million in LOC-supported letters of credit, and had approximately $157 million in cash and temporary investments.  The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity.

At March 31, 2010, the Company had net available liquidity of approximately $835 million, and the Company’s revolving credit facilities are in place until December 2011.  The Company’s overall debt portfolio has a weighted average maturity of over 15 years and bears an average cost of 5.7%.  A significant portion of long-term debt, other than credit facility draws, effectively bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

In March 2010, PSNC Energy issued $100 million of 6.54% unsecured notes due March 30, 2020.   Proceeds from these notes were used to pay down short-term debt and for general corporate purposes.

SCANA issued stock valued at $25.9 million during the three months ended March 31, 2010 through various compensation and dividend reinvestment plans.

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

Nuclear Generation

SCE&G and Santee Cooper have entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of Summer Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the units, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Assuming timely receipt of federal approvals and construction proceeding as scheduled, the first unit is expected to be completed and in service in 2016, and the second in 2019.  SCE&G’s share of the estimated cash outlays (future value) totals $6.0 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

SCE&G’s latest Integrated Resource Plan filed with the SCPSC on February 26, 2010 continues to support SCE&G’s need for 55% of the output of the two new nuclear electric generating units to be constructed at Summer Station.  SCE&G has been advised by Santee Cooper that in light of recent developments, it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the two units.  If Santee Cooper’s ownership interest in one or both of the units changes, SCE&G believes that one or more additional parties will be available to participate as joint owners.

SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the new units.  Any such project cost increase or delay could be material.

Environmental Matters; Claims and Litigation

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.  Below are updates representing important changes to the Environmental Matters discussion in that Form 10-K, as amended.

Hazardous and Solid Wastes

The Company is evaluating the effect on groundwater quality from past and current CCP operations, which may result in operational changes and additional measures.

At the state level, recent changes in the waste characterization of coal ash have resulted in the reclassification of the waste from a Class II to Class III waste.  Therefore, modifications to the Company’s Class II landfills and disposal practices are necessary in order to comply with the more stringent Class III requirements. Although the modifications will result in increased disposal costs, the Company believes that any additional costs imposed by such regulations would be recoverable through rates.

For additional information related to environmental matters and claims and litigation, see Notes 7B and 7C to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company’s market risk exposures relative to interest rate risk have not changed materially compared with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.  Interest rates on a significant portion of the Company’s outstanding long-term debt, other than credit facility draws, are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives.  The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.  For further discussion of changes in long-term debt and interest rate derivatives, see ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES and also Notes 3 and 5 of the condensed consolidated financial statements.

Commodity price risk - The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types.  See Note 5 of the condensed consolidated financial statements.  The following tables provide information about the Company’s financial instruments that are sensitive to changes in natural gas prices.  Weighted average settlement prices are per 10,000 dekatherms.  Fair value represents quoted market prices for these or similar instruments.

Expected Maturity:
Futures Contracts		Options
			Purchased Call	Purchased Put	Sold Put	Sold Call
2010	Long	2010	(Long)	(Short)	(Long)	(Short)
Settlement Price (a)	4.26	Strike Price (a)	6.76	5.00	5.00	7.33
Contract Amount (b)	8.2	Contract Amount (b)	33.8	0.6	0.6	2.6
Fair Value (b)	6.7	Fair Value (b)	0.4	0.1	(0.1)	-

2011		2011
Settlement Price (a)	5.35	Strike Price (a)	7.30			7.00
Contract Amount (b)	2.0	Contract Amount (b)	19.2			0.6
Fair Value (b)	1.8	Fair Value (b)	0.6			-

(a)Weighted average, in dollars
(b)Millions of dollars

Swaps	2010	2011	2012	2013
Commodity Swaps:
Pay fixed/receive variable (b)	53.8	30.1	10.8	3.7
Average pay rate (a)	6.1341	6.4789	6.7931	7.8450
Average received rate (a)	4.3570	5.3527	5.7887	6.0787
Fair value (b)	38.2	24.9	9.2	2.9

Pay variable/receive fixed (b)	20.0	13.3	6.1	-
Average pay rate (a)	4.2978	5.3486	5.7813	-
Average received rate (a)	5.8377	6.4195	6.3252	-
Fair value (b)	27.1	15.9	6.7	-

Basis Swaps:
Pay fixed/receive variable (b)	21.3	7.3	3.6	2.9
Average pay rate (a)	4.2707	5.3689	5.8549	6.1687
Average received rate (a)	4.2539	5.3354	5.7757	6.0766
Fair value (b)	21.2	7.2	3.5	2.9

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2010, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2010, SCANA’s disclosure controls and procedures were effective.  There has been no change in SCANA’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

FINANCIAL SECTION

ITEM 1. FINANCIAL STATEMENTS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
Millions of dollars	2010	2009
Assets

Utility Plant In Service	$9,572	$9,286
Accumulated Depreciation and Amortization	(2,968)	(2,926)
Construction Work in Progress	1,007	1,138
Nuclear Fuel, Net of Accumulated Amortization	88	97
Utility Plant, Net	7,699	7,595

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	43	42
Assets held in trust, net - nuclear decommissioning	70	69
Other investments	3	-
Nonutility Property and Investments, Net	116	111

Current Assets:
Cash and cash equivalents	54	134
Receivables, net of allowance for uncollectible accounts of $3 and $3	378	397
Receivables - affiliated companies	6	41
Inventories (at average cost):
Fuel and gas supply	239	259
Materials and supplies	110	107
Emission allowances	9	10
Prepayments and other	78	89
Total Current Assets	874	1,037

Deferred Debits and Other Assets:
Regulatory assets	966	936
Other	132	134
Total Deferred Debits and Other Assets	1,098	1,070
Total	$9,787	$9,813

	March 31,	December 31,
Millions of dollars	2010	2009
Capitalization and Liabilities

Common equity	$3,204	$3,162
Noncontrolling interest	97	97
Long-Term Debt, net	3,049	3,158
Total Capitalization	6,350	6,417

Current Liabilities:
Short-term borrowings	216	254
Current portion of long-term debt	168	18
Accounts Payable	195	250
Affiliated Payables	157	144
Customer deposits and customer prepayments	70	51
Taxes accrued	55	128
Interest accrued	48	51
Dividends declared	47	50
Other	67	43
Total Current Liabilities	1,023	989

Deferred Credits and Other Liabilities:
Deferred income taxes, net	982	972
Deferred investment tax credits	93	111
Asset retirement obligations	464	458
Due to parent - postretirement and other benefits	195	195
Regulatory liabilities	650	639
Other	30	32
Total Deferred Credits and Other Liabilities	2,414	2,407
Commitments and Contingencies (Note 7)	-	-
Total	$9,787	$9,813

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2010	2009
Operating Revenues:
Electric	$542	$500
Gas	180	157
Total Operating Revenues	722	657

Operating Expenses:
Fuel used in electric generation	236	186
Purchased power	2	5
Gas purchased for resale	119	105
Other operation and maintenance	132	124
Depreciation and amortization	66	68
Other taxes	44	41
Total Operating Expenses	599	529

Operating Income	123	128

Other Income (Expense):
Other income	4	3
Other expenses	(3)	(3)
Interest charges, net of allowance for borrowed funds
used during construction of $2 and $5	(47)	(40)
Allowance for equity funds used during construction	3	7
Total Other Expense	(43)	(33)

Income Before Income Tax Expense and Preferred Stock Dividends	80	95
Income Tax Expense	16	31

Net Income	64	64
Less Net Income Attributable to Noncontrolling Interest	2	2

Net Income Attributable to SCE&G	62	62
Preferred Stock Cash Dividends Declared	-	2

Earnings Available to Common Shareholder	$62	$60

Dividends Declared on Common Stock	$47	$41

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2010	2009
Cash Flows From Operating Activities:
Net income	$64	$64
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income taxes, net	10	17
Depreciation and amortization	70	68
Amortization of nuclear fuel	9	5
Allowance for equity funds used during construction	(3)	(7)
Carrying cost recovery	(1)	(1)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	13	174
Inventories	7	(18)
Prepayments and other	7	58
Regulatory assets	(31)	(192)
Regulatory liabilities	3	20
Accounts payable	(15)	(12)
Taxes accrued	(73)	(86)
Interest accrued	(3)	(3)
Changes in other assets	(9)	(4)
Changes in other liabilities	29	(1)
Net Cash Provided From Operating Activities	77	82
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(197)	(194)
Proceeds from investments and sale of assets	4	-
Nonutility property additions	(1)	-
Investment in affiliate	41	17
Investments	(1)	-
Net Cash Used For Investing Activities	(154)	(177)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	50	185
Repayment of long-term debt	(9)	(105)
Dividends	(50)	(44)
Contributions from parent	25	100
Short-term borrowings –affiliate, net	19	-
Short-term borrowings, net	(38)	58
Net Cash Provided From (Used For) Financing Activities	(3)	194
Net Increase (Decrease) In Cash and Cash Equivalents	(80)	99
Cash and Cash Equivalents, January 1	134	119
Cash and Cash Equivalents, March 31	$54	$218
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $2 and $5)	$47	$39
- Income taxes	-	-
Noncash Investing and Financing Activities:
Accrued construction expenditures	95	68

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2010	2009
Net Income	$64	$64
Other Comprehensive Income, net of tax:
Reclassification to net income - amortization of deferred
employee benefit plan costs, net of taxes	1	1
Total Comprehensive Income	65	65
Less Comprehensive Income Attributable to Noncontrolling Interest	(2)	(4)
Comprehensive Income Available to Common Shareholder (1)	$63	$61

(1)  Accumulated other comprehensive loss totaled $32.3 million as of March 31, 2010 and $33.0 million as of December 31, 2009.

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCE&G’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.  These are interim financial statements, and due to the seasonality of SCE&G Consolidated’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.            Variable Interest Entity

An enterprise’s consolidated financial statements are required to include entities in which the enterprise has a controlling financial interest.  SCE&G has determined that it has a controlling financial interest in GENCO and Fuel Company, and accordingly, the accompanying condensed consolidated financial statements include the accounts of SCE&G, GENCO and Fuel Company.  The equity interests in GENCO and Fuel Company are held solely by SCANA.  Accordingly, GENCO’s and Fuel Company’s equity and results of operations are reflected as noncontrolling interest in SCE&G Consolidated’s condensed consolidated financial statements.

GENCO owns a coal-fired electric generating station with a 570 megawatt net generating capacity (summer rating). GENCO’s electricity is sold solely to SCE&G under the terms of power purchase and related operating agreements.  Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, fossil fuel and emission allowances.  The effects of these transactions are eliminated in consolidation.  Substantially all of GENCO’s property (carrying value of $499.4 million) serves as collateral for its long-term borrowings.

B.            Basis of Accounting

SCE&G Consolidated has significant cost-based, rate-regulated operations and recognizes in its financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated.  As a result, SCE&G Consolidated has recorded regulatory assets and regulatory liabilities, which are summarized in the following tables.  Substantially all of our regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

	March 31,	December 31,
Millions of dollars	2010	2009
Regulatory Assets:
Accumulated deferred income taxes	$167	$167
Under collections – electric fuel adjustment clause	79	55
Environmental remediation costs	20	19
Asset retirement obligations and related funding	269	265
Franchise agreements	49	50
Deferred employee benefit plan costs	306	306
Planned major maintenance	4	5
Other	72	69
Total Regulatory Assets	$966	$936

Regulatory Liabilities:
Accumulated deferred income taxes	$28	$29
Other asset removal costs	543	535
Storm damage reserve	45	44
Other	34	31
Total Regulatory Liabilities	$650	$639

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Substantially all of these regulatory assets are expected to be recovered over the remaining lives of the related property which may range up to approximately 70 years.  Similarly, accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under-collections–electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are expected to be recovered in retail electric rates during future periods.  These amounts are expected to be recovered in retail electric rates during the period May 2011 through April 2012.  SCE&G is allowed to collect interest on the deferred balance through the recovery period.

Environmental remediation costs represent costs associated with the assessment and clean-up of MGP sites currently or formerly owned by SCE&G.  These regulatory assets are expected to be recovered over approximately 14 years.

ARO and related funding represents the regulatory asset associated with the legal obligation to decommission and dismantle Summer Station and conditional AROs.  These regulatory assets are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 95 years.

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina.  Based on an SCPSC order, SCE&G began amortizing these amounts through cost of service rates in February 2003 over approximately 20 years.

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders.  These deferred costs are expected to be recovered through utility rates over average service periods of participating employees, or up to approximately 14 years.

Various other regulatory assets are expected to be recovered in rates over periods of up to 30 years.

Other asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain vegetation management expenditures in excess of amounts included in base rates.  During each of the three months ended March 31, 2010 and 2009, SCE&G applied costs of $0.7 million to the reserve.

Planned major maintenance relates to certain fossil hydro turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved through specific SCPSC orders.  SCE&G is collecting $8.5 million annually, ending December 2013, through electric rates to offset turbine maintenance expenditures.  Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

The SCPSC or the FERC have reviewed and approved through specific orders most of the items shown as regulatory assets.  Other regulatory assets include certain costs which have not been approved for recovery by the SCPSC or by FERC.  In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by SCE&G.  In addition, SCE&G has deferred in utility plant in service approximately $76.9 million of unrecovered costs related to the Lake Murray backup dam project and $70.1 million of costs related to the installation of SCR technology at its Cope Station generating facility.  See Note 7B.  These costs are not currently being recovered, but are expected to be recovered through rates in future periods.  In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, SCE&G Consolidated could be required to write off its regulatory assets and liabilities.  Such an event could have a material adverse effect on SCE&G Consolidated’s results of operations, liquidity or financial position in the period the write-off would be recorded.

C.            Affiliated Transactions

CGT transports natural gas to SCE&G to supply certain electric generation requirements and to serve SCE&G’s retail gas customers.  SCE&G had approximately $2.7 million and $2.8 million payable to CGT for transportation services at March 31, 2010 and December 31, 2009, respectively.

SCE&G purchases natural gas and related pipeline capacity from SEMI to supply its Jasper County Electric Generating Station, Urquhart Electric Generation Station and to serve its retail gas customers.  Such purchases totaled approximately $48.5 million and $42.0 million for the three months ended March 31, 2010 and 2009, respectively.  SCE&G’s payables to SEMI for such purposes were $9.3 million and $13.3 million as of March 31, 2010 and December 31, 2009, respectively.

SCE&G owns 40% of Canadys Refined Coal, LLC and 10% of Cope Refined Coal, LLC, both involved in the manufacturing and selling of refined coal to reduce emissions.  SCE&G’s receivables from these affiliates were $5.9 million at March 31, 2010.  SCE&G’s payables to these affiliates were $5.9 million at March 31, 2010.  SCE&G accounts for these investments using the equity method.

SCE&G Consolidated participates in a utility money pool.  Money pool borrowings and investments bear interest at short-term market rates.  SCE&G Consolidated’s interest income and interest expense on money pool borrowings was not significant for the three months ended March 31, 2010 and 2009.  At March 31, 2010 and December 31, 2009, SCE&G Consolidated owed an affiliate $89.0 million and $29.2 million, respectively.

D.            Pension and Other Postretirement Benefit Plans

SCE&G Consolidated participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all permanent employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.   SCE&G Consolidated’s net periodic benefit cost for the pension plan was $5.0 million for the three months ended March 31, 2010 and $8.4 million for the three months ended March 31, 2009 (which include deferred amounts, see below).  Net periodic benefit cost for the postretirement plan was $3.5 million for the three months ended March 31, 2010, and was $3.3 million for the corresponding period in 2009.

The SCPSC allows SCE&G to mitigate a significant portion of its pension cost by deferring as a regulatory asset the amount of pension expense above that which is included in current rates for SCE&G’s retail electric and gas distribution regulated operations.  Costs totaling $5.3 million and $7.8 million were deferred for the three months ended March 31, 2010 and 2009, respectively.

E.             New Accounting Matters

Effective January 1, 2010, SCE&G Consolidated adopted accounting guidance that requires additional disclosures for assets and liabilities recorded at fair value.  This guidance requires disclosure of fair values for each class of assets and liabilities.  In addition, when the basis for measuring the fair value of a previously recorded asset or liability changes, this guidance requires disclosure of values transferred between Levels 1 and 2 of the fair value hierarchy, if significant.  The initial adoption of this guidance did not impact SCE&G Consolidated’s results of operations, cash flows or financial position.

Effective January 1, 2010, SCE&G Consolidated adopted accounting guidance that replaces the quantitative based calculation for determining which reporting entity has a controlling interest in a variable interest entity with a qualitative approach.  The guidance also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure.  The initial adoption of this guidance did not impact SCE&G Consolidated’s results of operations, cash flows or financial position.

F.             Income Taxes

In the first quarter of 2010, SCE&G accelerated the recognition of previously deferred state income tax credits.  (See Note 2).  No other material changes in the status of SCE&G Consolidated’s tax positions have occurred through March 31, 2010.

2.             REGULATORY MATTERS

Electric

SCE&G’s electric rates are established using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G.  In April 2010, the SCPSC approved a settlement agreement between SCE&G, the ORS, and the South Carolina Energy Users Committee authorizing SCE&G to decrease the fuel cost portion of its electric rates, effective with the first billing cycle of May 2010.  The settlement agreement included a provision incorporating SCE&G’s proposal to accelerate the recognition of previously deferred state income tax credits in the amount of $17.4 million, and record an offsetting reduction to the recovery of fuel costs.  In addition, SCE&G agreed to defer recovery of its actual undercollected base fuel costs as of April 30, 2010 for the period of May 1, 2010 through April 30, 2011.  SCE&G is allowed to charge and recover carrying costs monthly on the actual base fuel costs undercollected balance as of the end of each month during this deferral period.  Beginning with the first billing cycle of May 2011, SCE&G will begin recovering the under-recovered balance of fuel costs plus interest on the remaining balance over the subsequent 12 months.

In January 2010, SCE&G filed an application with the SCPSC requesting a 9.52% overall increase to retail electric base rates.  If the request were to be approved without modification, the increase in rates would be phased in over three periods in July 2010, January 2011 and July 2011.  On May 2, 2010, SCE&G entered into a stipulation with the ORS related to certain aspects of this application.  If approved, the stipulation lowers SCE&G’s proposed return on common equity from 11.6% to 10.7%, supports the implementation of a 12-month pilot weather normalization mechanism for SCE&G’s electric customers, and provides for the issuance of a credit of approximately $25 million to SCE&G’s electric customers.  The stipulation, without consideration of any other proposed adjustments, effectively reduces SCE&G’s proposed overall increase to 6.55%.  As a result of the stipulation, SCE&G has deferred within other current liabilities $25 million of estimated weather-related revenues from the first quarter of 2010 for refund to customers.

In January 2010, the SCPSC approved SCE&G’s request for an order pursuant to the BLRA to approve an updated construction and capital cost schedule for the construction of two new nuclear generating units at Summer Station.  The updated schedule provides details of the construction and capital cost schedule beyond what was proposed and included in the original BLRA filing described below.  The revised schedule does not change the previously announced completion date for the new units or the originally announced cost.

In December 2009, SCE&G submitted to the FERC for filing revised tariff sheets to change the network and point to point transmission rates under SCE&G’s Open Access Transmission Tariff.  The request, if approved, would result in an annual revenue increase of $5.6 million.   The requested rates utilize a cost of service formula, which departs from the traditional rate structure currently in effect.  On March 1, 2010 pursuant to an order issued by the FERC, SCE&G implemented, subject to refund, proposed tariff sheets.

In June 2009, SCE&G filed a request with the SCPSC for approval of the implementation of certain demand reduction and energy efficiency programs (DSM programs).  SCE&G has requested the establishment of an annual rider to allow recovery of the costs and lost net margin revenue associated with DSM programs, along with an incentive for investing in such programs.  On March 31, 2010, SCE&G along with ORS and certain other parties filed settlement agreements resolving all issues on this matter.  The SCPSC held a hearing on SCE&G’s request and the settlement agreements on April 1, 2010.  SCE&G cannot determine when the SCPSC will issue an order on this matter.

In February 2009, the SCPSC approved SCE&G’s combined application pursuant to the BLRA seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order relating to the proposed construction and operation by SCE&G and Santee Cooper of two new nuclear generating units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement, and construction contract under which they are being built.  The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with schedules, estimates and projections, including contingencies, as approved by the SCPSC.  As part of its order, the SCPSC approved the initial rate increase of $7.8 million, or 0.4%, related to recovery of the cost of capital on project expenditures through June 30, 2008, and the revised rates became effective for bills rendered on and after March 29, 2009.  In May 2009, two intervenors filed separate appeals of the order (one of which challenged the SCPSC’s prudency finding) with the South Carolina Supreme Court.  With regard to the first appeal, which challenged the SCPSC’s prudency finding, the South Carolina Supreme Court issued an opinion on April 26, 2010, affirming the decision of the SCPSC.  As for the second appeal, the South Carolina Supreme Court heard oral arguments on April 6, 2010.  SCE&G cannot predict how the Court will rule or when the Court will issue its ruling.

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation.  Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.  In September 2009, the SCPSC approved SCE&G’s first annual revised rate request under the BLRA which constituted a $22.5 million or 1.1% increase to retail electric rates.

Gas

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  In October 2009, the SCPSC approved an increase in SCE&G’s retail natural gas base rates of $13 million under the terms of the RSA.  The rate adjustment was effective with the first billing cycle of November 2009.

SCE&G’s tariffs include a PGA clause that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities.  SCE&G’s rates are calculated using a methodology which adjusts the cost of gas monthly based on a 12-month rolling average.  In December 2009, in connection with the annual review of the PGA and the gas purchasing policies of SCE&G, the SCPSC determined that SCE&G’s gas costs, including all hedging transactions, were reasonable and prudently incurred during the 17 months ended July 31, 2009.

3.             LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

Substantially all of SCE&G Consolidated’s electric utility plant is pledged as collateral in connection with long-term debt. SCE&G Consolidated is in compliance with all debt covenants.

Liquidity

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCE&G Consolidated (a)(b)
	March 31,	December 31,
Millions of dollars	2010	2009
Lines of credit:
Committed long-term (expire December 2011)
Total	$650	$650
LOC advances	150	100
Weighted average interest rate	.51%	.50%
Outstanding commercial paper (270 or fewer days)	216	254
Weighted average interest rate	.32%	.33%
Letters of credit supported by LOC	.3	.3
Available	284	296

(a)              SCE&G Consolidated ’s committed long-term facilities serve to back-up the issuance of commercial paper or to provide liquidity support.

(b)             SCE&G and Fuel Company may issue commercial paper in the amounts of up to $350 million for SCE&G and up to $250 million for Fuel Company.  Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of short-term commercial paper or LOC advances.

The committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks.  Wells Fargo Bank, N. A provides 18.9% of the aggregate $650 million credit facilities, Bank of America, N.A. provides 14.3%, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provide 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provide 9.1%.  Three other banks provide the remaining 5.0%.  These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company).  When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company).

4.             COMMON EQUITY

Changes in common equity during the three months ended March 31, 2010 and 2009 were as follows:

Millions of dollars	Common Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2010	$3,162	$97	$3,259
Capital contribution from parent	25	-	25
Dividends declared	(45)	(2)	(47)
Net income	62	2	64
Balance as of March 31, 2010	$3,204	$97	$3,301

Balance at January 1, 2009	$2,704	$95	$2,799
Capital contribution from parent	101	-	101
Dividends declared	(41)	(2)	(43)
Net income	62	2	64
Balance as of March 31, 2009	$2,826	$95	$2,921

5.             DERIVATIVE FINANCIAL INSTRUMENTS

SCE&G Consolidated recognizes all derivative instruments as either assets or liabilities in the statement of financial position and measures those instruments at fair value.  SCE&G Consolidated recognizes changes in the fair value of derivative instruments either in earnings, within regulatory assets or regulatory liabilities, depending upon the intended use of the derivative and the resulting designation.  The fair value of derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or, for interest rate swaps, discounted cash flow models with independently sourced data.

Policies and procedures and risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by SCE&G Consolidated.  SCANA’s Board of Directors has delegated to a Risk Management Committee the authority to set risk limits, establish policies and procedures for risk management and measurement, and oversee and review the risk management process and infrastructure for SCANA and each of its subsidiaries, including SCE&G Consolidated.  The Risk Management Committee, which is comprised of certain officers, including SCE&G Consolidated’s Risk Management Officer and senior officers, apprises the Board of Directors with regard to the management of risk and brings to the Board’s attention any areas of concern.  Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions.

Commodity Derivatives

SCE&G uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types.  Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations.  Instruments designated as fair value hedges are used to mitigate exposure to fluctuating market prices created by fixed prices of stored natural gas.  The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options, and over-the-counter instruments such as options and swaps, which are typically offered by energy and financial institutions.

SCE&G’s tariffs include a PGA clause that provides for the recovery of actual gas costs incurred.  The SCPSC has ruled that the results of these hedging activities are to be included in the PGA.  As such, the cost of derivatives and gains and losses on such derivatives utilized to hedge gas purchasing activities are recoverable through the weighted average cost of gas calculation.

The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability.  These derivative financial instruments are not designated as hedges for accounting purposes.

Interest Rate Swaps

SCE&G Consolidated uses interest rate swaps to manage interest rate risk on certain debt issuances and to synthetically convert variable rate debt to fixed rate debt.  In addition, in anticipation of the issuance of debt, SCE&G Consolidated may use treasury rate lock or forward starting swap agreements which are designated as cash flow hedges.  The effective portions of changes in fair value and payments made or received upon termination of such agreements for regulated subsidiaries are recorded in regulatory assets or regulatory liabilities.  Ineffective portions of changes in fair value are recognized in income.

The effective portion of settlement payments made or received upon termination are amortized to interest expense over the term of the underlying debt and are classified as a financing activity in the consolidated statements of cash flows.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts for 1,997,000 DT at March 31, 2010 and 2,365,000 DT at December 31, 2009.  The Company was a party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $421.4 million at March 31, 2010 and $71.4 million at December 31, 2009.

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet		Fair
Millions of dollars	Location (a)	Value	Location (a)		Value
As of March 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$6		$
	Prepayments and other	1
Total		$7			$-

As of December 31, 2009
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$4	Other deferred credits	$1

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	$1

(a)     Asset derivatives represent unrealized gains to SCE&G Consolidated, and liability derivatives represent unrealized losses.  In SCE&G Consolidated’s condensed consolidated balance sheet, unrealized gain and loss positions with the same counterparty are reported as either a net asset or liability.

The effect of derivative instruments on the statements of income is as follows:

	Gain (Loss) Deferred	Gain (Loss) Reclassified from
Derivatives in Cash Flow	in Regulatory Accounts	Deferred Accounts into Income
Hedging Relationships	(Effective Portion)	(Effective Portion)
Millions of dollars		Location	Amount
Three Months Ended March 31, 2010
Interest rate contracts	$3	Interest expense	$(1)

Three Months Ended March 31, 2009
Interest rate contracts	$20	Interest expense	$(1)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as
Hedging Instruments		Three Months Ended March 31,
Millions of dollars	Location	2010	2009
Commodity contracts	Gas purchased for resale	$(1)	$(3)

Hedge Ineffectiveness

Other gains recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were not significant for each of the three months ended March 31, 2010 and 2009.

Credit Risk Considerations

Certain of SCE&G Consolidated’s derivative instruments contain contingent provisions that require SCE&G Consolidated to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of March 31, 2010, SCE&G Consolidated has posted no collateral related to derivatives with contingent provisions that are in a net liability position.  If all of the contingent features underlying these instruments were fully triggered as of March 31, 2010, SCE&G Consolidated would be required to post no collateral to its counterparties.  SCE&G Consolidated has no derivative instruments with contingent provisions that are in a net liability position as of March 31, 2010.

6.             FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

SCE&G Consolidated values commodity derivative assets and liabilities using unadjusted NYMEX prices, and considers such measure of fair value to be Level 1 for exchange traded instruments and Level 2 for over-the-counter instruments.  SCE&G Consolidated’s interest rate swap agreements are valued using discounted cashflow models with independently sourced data.  Fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

		Fair Value Measurements Using
		Quoted Prices in Active	Significant Other
		Markets for Identical Assets	Observable Inputs
Millions of dollars		(Level 1)	(Level 2)
As of March 31, 2010
Assets -	Interest rate contracts	$-	$7

As of December 31, 2009
Assets -	Commodity contracts	$1	$-
	Interest rate contracts	-	4
Liabilities -	Interest rate contracts	-	1

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

The financial instruments for which the carrying amount may not equal estimated fair value at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,217.2	$3,364.2	$3,175.1	$3,330.4

Fair values of long-term debt are based on quoted market prices of the instruments or similar instruments.  For debt instruments for which no quoted market prices are available, fair values are based on net present value calculations.  Carrying values reflect the fair values of interest rate swaps based on discounted cash flow models with independently sourced data.  Early settlement of long-term debt may not be possible or may not be considered prudent.

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

B.            Environmental

In December 2009 the EPA issued a final finding that atmospheric concentrations of GHG endanger public health and welfare within the meaning of Section 202(a) of the CAA.  The rule, which became effective in January 2010, enables the EPA to regulate GHG emissions under the CAA.  The EPA has committed to issue new rules regulating such emissions by November 2011.  On September 30, 2009, the EPA issued a proposed rule that would require facilities emitting over 25,000 tons of GHG a year (such as SCE&G Consolidated’s generating facilities) to obtain permits demonstrating that they are using the best practices and technologies to minimize GHG emissions.  SCE&G Consolidated expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies challenged the rule, seeking a change in the method CAIR used to allocate sulfur dioxide emission allowances.  On December 23, 2008, the United States Court of Appeals for the District of Columbia Circuit remanded the rule but did not vacate it.  Prior to the Court of Appeals’ decision, SCE&G and GENCO had determined that additional air quality controls would be needed to meet the CAIR requirements.  SCE&G has completed installation of a SCR technology at Cope Station for nitrogen oxide reduction, and GENCO has completed installation of a wet limestone scrubber at Williams Station for sulfur dioxide reduction.  SCE&G also is installing a wet limestone scrubber at Wateree Station.  SCE&G Consolidated expects to incur capital expenditures totaling approximately $559 million through 2010 for these projects, of which the majority has already been spent.   SCE&G Consolidated cannot predict when the EPA will issue a revised rule or what impact the rule will have on SCE&G and GENCO.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

In 2005 the EPA issued the CAMR which established a mercury emissions cap and trade program for coal-fired power plants.  Numerous parties challenged the rule.  On February 8, 2008, the United States Circuit Court for the District of Columbia vacated the rule for electric utility steam generating units.  SCE&G Consolidated expects the EPA will issue a new mercury emissions rule but cannot predict when such a rule will be issued or what requirements it will impose.

SCE&G has been named, along with 53 others, by the EPA as a PRP at the AER Superfund site located in Augusta, Georgia.  The EPA placed the site on the National Priorities List in April 2006.  AER conducted hazardous waste storage and treatment operations from 1975 to 2000, when the site was abandoned.  While operational, AER processed fuels from waste oils, treated industrial coolants and oil/water emulsions, recycled solvents and blended hazardous waste fuels.  During that time, SCE&G occasionally used AER for the processing of waste solvents, oily rags and oily wastewater.  The EPA and the State of Georgia have documented that a release or releases have occurred at the site leading to contamination of groundwater, surface water and soils.  The EPA and the State of Georgia have conducted a preliminary assessment and site inspection.  The PRPs funded a Remedial Investigation and Risk Assessment which was completed and approved by the EPA and funded a Feasibility Study that is expected to be completed in 2010.  The site has not been remediated nor has a clean-up cost been estimated.  Although a basis for the allocation of clean-up costs among the PRPs is unclear, SCE&G does not believe that its involvement at this site would result in an allocation of costs that would have a material adverse impact on its results of operations, cash flows or financial condition.  Any cost allocated to SCE&G arising from the remediation of this site is expected to be recoverable through rates.

SCE&G maintains an environmental assessment program to identify and evaluate its current and former operations sites that could require environmental clean-up.  As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site.  These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates.  Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations.  SCE&G defers site assessment and cleanup costs and recovers them through rates.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC. SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $7.1 million.  In addition, the National Park Service of the Department of the Interior has made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina.  SCE&G expects to recover any cost arising from the remediation of these four sites through rates.  At March 31, 2010, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $20.2 million.

C.            Claims and Litigation

In May 2004, a purported class action lawsuit currently styled as Douglas E. Gressette and Mark Rudd, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Communications, Inc. was filed in South Carolina’s Circuit Court of Common Pleas for the Ninth Judicial Circuit.  The plaintiffs allege that SCE&G made improper use of certain electric transmission easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCE&G’s electricity-related internal communications.  The plaintiffs asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment, but did not assert a specific dollar amount for the claims.  SCE&G believes its actions are consistent with governing law and the applicable documents granting easements and rights-of-way.  In June 2007, the Circuit Court issued a ruling that limits the plaintiffs’ purported class to easement grantors situated in Charleston County, South Carolina.  In February 2008, the Circuit Court issued an order to conditionally certify the class, which remains limited to easements in Charleston County.  In July 2008, the plaintiffs’ motion to add SCI to the lawsuit as an additional defendant was granted.  Trial is not anticipated before the summer of 2010.   SCE&G and SCI will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

SCE&G Consolidated is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without a material adverse impact on the SCE&G Consolidated’s results of operations, cash flows or financial condition.

D.            Nuclear Generation

SCE&G and Santee Cooper have entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of Summer Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the units, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Assuming timely receipt of federal approvals and construction proceeding as scheduled, the first unit is expected to be completed and in service in 2016, and the second in 2019.  SCE&G’s share of the estimated cash outlays (future value) totals $6.0 billion for plant costs and for related transmission infrastructure costs, which costs are projected based on historical one-year and five year escalation rates as required by the SCPSC.

SCE&G’s latest Integrated Resource Plan filed with the SCPSC on February 26, 2010 continues to support SCE&G’s need for 55% of the output of the two units.  SCE&G has been advised by Santee Cooper that in light of recent developments, it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the two units.  If Santee Cooper’s ownership interest in one or both of the units changes, SCE&G believes that one or more additional parties will be available to participate as joint owners.

SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the new units.  Any such project cost increase or delay could be material.

8.             SEGMENT OF BUSINESS INFORMATION

SCE&G Consolidated’s reportable segments are listed in the following table.  SCE&G Consolidated uses operating income to measure profitability for its regulated operations.  Therefore, earnings available to common shareholder are not allocated to the Electric Operations and Gas Distribution segments.  Intersegment revenues were not significant.

			Earnings
		Operating	Available to
	External	Income	Common	Segment
Millions of Dollars	Revenue	(Loss)	Shareholder	Assets
Three Months Ended March 31, 2010
Electric Operations	$542	$86	n/a	$7,423
Gas Distribution	180	37	n/a	564
Adjustments/Eliminations	-	-	$62	1,800
Consolidated Total	$722	$123	$62	$9,787

Three Months Ended March 31, 2009
Electric Operations	$500	$102	n/a	$6,720
Gas Distribution	157	27	n/a	537
Adjustments/Eliminations	-	(1)	$60	1,944
Consolidated Total	$657	$128	$60	$9,201

For the three months ended March 31, 2010, operating income for Electric Operations reflects a reduction in recovery of fuel of $17.4 million in connection with the settlement described in Note 2.  This reduction was fully offset by recognition of tax benefits.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

AS COMPARED TO THE CORRESPONDING PERIOD IN 2009

Net Income

Net income was as follows:

Millions of dollars	2010	% Change	2009
Net income	$62.1	0.5%	$61.8

Net income increased by $7.0 million due to higher electric margin (excluding the effect of the $17.4 million adjustment described at “Electric Operations”) and $6.4 million due to higher gas margin.  These increases were partially offset by higher operating expenses of $5.9 million which are explained below and higher interest expense of $4.4 million.   All amounts are net of tax.

Dividends Declared

SCE&G Consolidated’s Board of Directors has declared the following dividends on common stock (all of which was held by SCANA) during 2010:

Declaration Date	Amount	Quarter Ended	Payment Date
February 11, 2010	$46.6 million	March 31, 2010	April 1, 2010
May 6, 2010	47.2 million	June 30, 2010	July 1, 2010

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2010	% Change	2009
Operating revenues	$541.6	8.3%	$500.1
Less: Fuel used in electric generation	236.1	26.9%	186.1
Purchased power	2.4	(51.0)%	4.9
Margin	$303.1	(1.9)%	$309.1

MWh sales volumes related to the electric margin above, by class, were as follows:

Classification (in thousands)	2010	% Change	2009
Residential	2,299	18.6%	1,939
Commercial	1,744	3.4%	1,686
Industrial	1,353	6.9%	1,266
Sale for resale (excluding interchange)	427	(1.2)%	432
Other	129	(1.5)%	131
Total territorial	5,952	9.1%	5,454
Negotiated Market Sales Tariff (NMST)	6	(78.6)%	28
Total	5,958	8.7%	5,482

Territorial sales volume increased by 410 MWh due to increased average use and the effects of colder weather and 88 MWh due to higher industrial sales volumes.

Margin increased due to higher residential and commercial customer usage of $25.7 million, higher industrial sales of $1.1 million, customer growth of $2.0 million and an increase in base rates approved by the SCPSC under the BLRA of $7.4 million.  Although weather was abnormally cold in 2010 and significantly colder than in the same period in 2009, estimated incremental revenues of $25 million associated with this weather have been deferred within other current liabilities (for refund to customers) based upon a stipulation related to SCE&G’s 2010 electric base rate case proceeding (see Note 2). Also, margin in 2010 was adjusted downward by $17.4 million pursuant to an SCPSC regulatory order issued in connection with SCE&G’s annual fuel cost proceeding.  (See also discussion at “Income Taxes”).

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2010	% Change	2009
Operating revenues	$180.6	15.2%	$156.8
Less: Gas purchased for resale	118.8	12.8%	105.3
Margin	$61.8	20.0%	$51.5

DT sales volumes by class, including transportation gas, were as follows:

Classification (in thousands)	2010	% Change	2009
Residential	8,309	31.0%	6,341
Commercial	4,797	10.1%	4,359
Industrial	4,010	14.1%	3,516
Transportation gas	3,422	7.0%	3,199
Total	20,538	17.9%	17,415

Operating revenues and gas purchased for resale increased primarily due to increased customer usage.  Margin increased $3.9 million due to increased customer usage and $5.6 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2009.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2010	% Change	2009
Other operation and maintenance	$132.0	6.9%	$123.5
Depreciation and amortization	66.4	(2.1)%	67.8
Other taxes	43.6	6.1%	41.1

Other operation and maintenance expenses increased by $2.0 million due to higher incentive compensation and other benefits and by $4.5 million due to higher generation, transmission and distribution expenses.  Depreciation and amortization expense decreased due to the adoption of new, lower depreciation rates in late 2009, partially offset by net property additions.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities.

Pension Cost

Pension cost was recorded on SCE&G Consolidated’s income statements and balance sheets as follows:

Millions of dollars	2010	2009

Income Statement Impact:
Reduction in employee benefit costs	$(1.1)	$(1.1)
Other income	(1.0)	(1.0)
Balance Sheet Impact:
Increase in capital expenditures	1.4	2.1
Component of amount payable from Summer Station co-owner	0.4	0.6
Regulatory asset	5.3	7.8
Total Pension Cost	$5.0	$8.4

No contribution to the pension trust will be necessary in or for 2010, nor will limitations on benefit payments apply.  Additionally, in February 2009, SCE&G was granted accounting orders by the SCPSC under which it will mitigate a significant portion of its pension cost by deferring as a regulatory asset the amount of pension cost above that which is included in current rates for its retail electric and gas distribution regulated operations.  These costs are being deferred until such time as future rate recovery is provided for by the SCPSC.

AFC

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  SCE&G Consolidated includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income.  AFC decreased in 2010 due primarily to the completion of certain pollution abatement projects at coal-fired plants.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Income tax expense decreased primarily due to the recognition of certain previously deferred state investment tax credits pursuant to a SCPSC regulatory order issued in 2010 in connection with SCE&G’s annual fuel cost proceeding (See also discussion at “Electric Operations”).

LIQUIDITY AND CAPITAL RESOURCES

SCE&G Consolidated anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities.  SCE&G Consolidated expects that, barring further impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction.  SCE&G Consolidated’s ratio of earnings to fixed charges for the three and 12 months ended March 31, 2010 was 2.60 and 3.13.

SCE&G Consolidated’s cash requirements arise primarily from its operational needs, funding its construction programs, payment of dividends to SCANA and refinancing of securities when deemed prudent.  The ability of SCE&G Consolidated to replace existing plant investment, to expand to meet future demand for electricity and gas and to install equipment necessary to comply with environmental regulations will depend upon its ability to attract the necessary financial capital on reasonable terms. SCE&G recovers the costs of providing services through rates charged to customers.  Rates for regulated services are generally based on historical costs.  As customer growth and inflation occur and SCE&G continues its ongoing construction program, SCE&G expects to seek increases in rates.  SCE&G Consolidated’s future financial position and results of operations will be affected by SCE&G’s ability to obtain adequate and timely rate and other regulatory relief, as requested.

SCE&G Consolidated ‘s issuance of various securities, including short- and long-term debt, is subject to customary approval or authorization by one or more state or federal regulatory bodies including the SCPSC and FERC.

During the period ended March 31, 2010, SCE&G has received from SCANA equity contributions of $25 million. Proceeds were received from SCANA’s various compensation and dividend reinvestment programs.  The contributed funds were used to finance capital expenditures, including the construction of new nuclear units, and for general corporate purposes.

SCE&G and GENCO have obtained FERC authority to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act).  SCE&G may issue up to $700 million of unsecured promissory notes or commercial paper with maturity of one year or less, and GENCO may issue up to $100 million of short-term indebtedness.  FERC’s approval expires in February 2012.

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCE&G Consolidated (a)(b)
	March 31,	December 31,
Millions of dollars	2010	2009
Lines of credit:
Committed long-term (expire December 2011)
Total	$650	$650
LOC advances	150	100
Weighted average interest rate	.51%	.50%
Outstanding commercial paper (270 or fewer days)	216	254
Weighted average interest rate	.32%	.33%
Letters of credit supported by LOC	.3	.3
Available	284	296

(a)                            SCE&G Consolidated’s committed long-term facilities serve to back-up the issuance of commercial paper or to provide liquidity support.

(b)                           SCE&G and Fuel Company may issue commercial paper in the amounts of up to $350 million for SCE&G and up to $250 million for Fuel Company.  Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of short-term commercial paper or LOC advances.

The committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks.  Wells Fargo Bank, N. A provides 18.9% of the aggregate $650 million credit facilities, Bank of America, N.A. provides 14.3%, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provide 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provide 9.1%.  Three other banks provide the remaining 5.0%.  These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company).  When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company).

As of March 31, 2010, SCE&G Consolidated had drawn approximately $150 million from its $650 million facilities, had approximately $216 million in commercial paper borrowings outstanding, was obligated under $0.3 million in LOC-supported letters of credit and had approximately $54 million in cash and temporary investments.  SCE&G Consolidated regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity.

At March 31, 2010, SCE&G Consolidated had net available liquidity of approximately $338 million, and SCE&G Consolidated’s revolving credit facilities are in place until December 2011.  SCE&G Consolidated’s overall debt portfolio has a weighted average maturity of approximately 17 years and bears an average cost of 5.6%.  A significant portion of long-term debt, other than credit facility draws, effectively bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, SCE&G Consolidated rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

OTHER MATTERS

Off-Balance Sheet Transactions

SCE&G does not hold significant investments in unconsolidated special purpose entities.  SCE&G also does not engage in off-balance sheet financing or similar transactions, although it is party to incidental operating leases in the normal course of business, generally for office space, furniture, equipment and rail cars.

Nuclear Generation

SCE&G and Santee Cooper have entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of Summer Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the units, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Assuming timely receipt of federal approvals and construction proceeding as scheduled, the first unit is expected to be completed and in service in 2016, and the second in 2019.  SCE&G’s share of the estimated cash outlays (future value) totals $6.0 billion for plant costs and for related transmission infrastructure costs, which costs are projected based on historical one-year and five year escalation rates as required by the SCPSC.

SCE&G’s latest Integrated Resource Plan filed with the SCPSC on February 26, 2010 continues to support SCE&G’s need for 55% of the output of the two new nuclear electric generating units to be constructed at Summer Station.  SCE&G has been advised by Santee Cooper that in light of recent developments, it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the two units.  If Santee Cooper’s ownership interest in one or both of the units changes, SCE&G believes that one or more additional parties will be available to participate as joint owners.

SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the new units.  Any such project cost increase or delay could be material.

Environmental Matters; Claims and Litigation

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.  Below are updates representing important changes to the Environmental Matters discussion in that Form 10-K, as amended.

Hazardous and Solid Wastes

SCE&G Consolidated is evaluating the effect on groundwater quality from past and current CCP operations, which may result in operational changes and additional measures.

At the state level, recent changes in the waste characterization of coal ash have resulted in the reclassification of the waste from a Class II to Class III waste.  Therefore, modifications to the Company’s Class II landfills and disposal practices are necessary in order to comply with the more stringent Class III requirements. Although the modifications will result in increased disposal costs, SCE&G Consolidated believes that any additional costs imposed by such regulations would be recoverable through rates.

For additional information related to environmental matters and claims and litigation, see Notes 7B and 7C to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - SCE&G Consolidated’s market risk exposures relative to interest rate risk have not changed materially compared with SCE&G’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.  Interest rates on a significant portion of SCE&G Consolidated’s outstanding long-term debt, other than credit facility draws, are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives.  SCE&G Consolidated is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.  For further discussion of changes in long-term debt and interest rate derivatives, see ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES and also Notes 3 and 5 of the condensed consolidated financial statements.

Commodity price risk - SCE&G uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types.  See Note 5 of the condensed consolidated financial statements.  The following table provides information about SCE&G’s financial instruments that are sensitive to changes in natural gas prices.  Weighted average settlement prices are per 10,000 dekatherms.  Fair value represents quoted market prices for these or similar instruments.

Expected Maturity:
Options
Purchased Call
2010	(Long)
Strike Price (a)	6.34
Contract Amount (b)	10.7
Fair Value (b)	0.1

2011
Strike Price (a)	6.77
Contract Amount (b)	2.1
Fair Value (b)	0.1

(a)Weighted average, in dollars

(b)Millions of dollars

ITEM 4.  CONTROLS AND PROCEDURES

As of March 31, 2010, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2010, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

SCANA and SCE&G:

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
May 6, 2010	James E. Swan, IV
Controller
(Principal accounting officer)

EXHIBIT INDEX

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

3.01	X		Restated Articles of Incorporation of SCANA, as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)

3.02	X		Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)

3.03		X	Restated Articles of Incorporation of SCE&G, as adopted on December 30, 2009 (Filed as Exhibit 1 to Form 8-A (File Number 000-53860) and incorporated by reference herein)

3.04	X		By-Laws of SCANA as amended and restated as of February 19, 2009 (Filed as Exhibit 3.01 to Form 8-K filed February 23, 2009 and incorporated by reference herein)

3.05		X	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)

31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

32.01	X		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.02	X		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.03		X	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.04		X	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)