Form 10-Q
period 2010-09-30
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2010-11-04
CIK 91882, 754737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at October 31, 2010
SCANA Corporation	Without Par Value	127,222,659
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)

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

SEPTEMBER 30, 2010

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

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AER	Alternate Energy Resources, Inc.
AFC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BLRA	Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CGT	Carolina Gas Transmission Corporation
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
CUT	Customer Usage Tracker
CWA	Clean Water Act, as amended
DHEC	South Carolina Department of Health and Environmental Control
DSM Programs	Demand reduction and energy efficiency programs
DT	Dekatherms
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EIZ Credits	South Carolina Economic Impact Zone Income Tax Credits
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GPSC	Georgia Public Service Commission
kW or kWh	Kilowatt or kilowatt-hour
LOC	Lines of credit
MGP	Manufactured Gas Plant
NCUC	North Carolina Utilities Commission
NYMEX	New York Mercantile Exchange
OATT	Open Access Transmission Tariff
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
PRP	Potentially Responsible Party
PSNC Energy	Public Service Company of North Carolina, Incorporated
RCRA	Resource Conservation and Recovery Act
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCI	SCANA Communications, Inc.
SCPSC	Public Service Commission of South Carolina
SCR	Selective Catalytic Reactor
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
Summer Station	V. C. Summer Nuclear Station

SCANA CORPORATION

FINANCIAL SECTION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCANA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
Millions of dollars	2010	2009
Assets

Utility Plant In Service	$11,347	$10,835
Accumulated Depreciation and Amortization	(3,447)	(3,302)
Construction Work in Progress	1,232	1,149
Nuclear Fuel, Net of Accumulated Amortization	99	97
Goodwill, net of accumulated amortization and writedown of $276	230	230
Utility Plant, Net	9,461	9,009

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $115 and $107	295	291
Assets held in trust, net-nuclear decommissioning	75	67
Other investments	77	73
Nonutility Property and Investments, Net	447	431

Current Assets:
Cash and cash equivalents	27	162
Receivables, net of allowance for uncollectible accounts of $7 and $9	641	694
Inventories (at average cost):
Fuel and gas supply	308	376
Materials and supplies	123	115
Emission allowances	6	10
Prepayments and other	354	164
Deferred income taxes	17	-
Total Current Assets	1,476	1,521

Deferred Debits and Other Assets:
Regulatory assets	1,075	985
Other	143	148
Total Deferred Debits and Other Assets	1,218	1,133
Total	$12,602	$12,094

	September 30,	December 31,
Millions of dollars	2010	2009
Capitalization and Liabilities

Common Equity	$3,584	$3,408
Long-Term Debt, net	3,865	4,483
Total Capitalization	7,449	7,891

Current Liabilities:
Short-term borrowings	335	335
Current portion of long-term debt	631	28
Accounts payable	397	428
Customer deposits and customer prepayments	91	103
Taxes accrued	119	134
Interest accrued	72	71
Dividends declared	61	59
Derivative financial instruments	127	8
Other	135	90
Total Current Liabilities	1,968	1,256

Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,258	1,122
Deferred investment tax credits	63	111
Asset retirement obligations	496	477
Pension and other postretirement benefits	220	229
Regulatory liabilities	908	879
Other	240	129
Total Deferred Credits and Other Liabilities	3,185	2,947

Commitments and Contingencies (Note 7)	-	-
Total	$12,602	$12,094

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except per share amounts	2010	2009	2010	2009
Operating Revenues:
Electric	$705	$615	$1,820	$1,633
Gas - regulated	120	117	687	675
Gas - nonregulated	263	189	948	835
Total Operating Revenues	1,088	921	3,455	3,143

Operating Expenses:
Fuel used in electric generation	280	220	736	595
Purchased power	7	3	12	11
Gas purchased for resale	307	233	1,243	1,146
Other operation and maintenance	164	163	503	485
Depreciation and amortization	85	83	251	248
Other taxes	49	44	147	135
Total Operating Expenses	892	746	2,892	2,620

Operating Income	196	175	563	523

Other Income (Expense):
Other income	13	27	38	51
Other expenses	(10)	(10)	(29)	(30)
Interest charges, net of allowance for borrowed funds used during construction of $3, $7, $8 and $19	(67)	(59)	(198)	(172)
Allowance for equity funds used during construction	6	9	17	23
Total Other Expense	(58)	(33)	(172)	(128)

Income Before Income Tax Expense and Earnings from Equity Method Investments	138	142	391	395
Income Tax Expense	38	40	112	122

Income Before Earnings from Equity Method Investments	100	102	279	273
Earnings from Equity Method Investments	1	2	2	4

Net Income	101	104	281	277
Less Preferred Stock Dividends of Subsidiary	-	1	-	5
Income Available to Common Shareholders of SCANA	$101	$103	$281	$272

Per Common Share Data
Basic Earnings Per Share of Common Stock	$.80	$.84	$2.25	$2.23
Diluted Earnings Per Share of Common Stock	.79	.84	2.24	2.23
Weighted Average Common Shares Outstanding (millions)
Basic	126.6	122.5	125.2	121.8
Diluted	127.5	122.6	125.6	121.8
Dividends Declared Per Share of Common Stock	$.475	$.47	$1.425	$1.41

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
Millions of dollars	2010	2009
Cash Flows From Operating Activities:
Net income	$281	$277
Adjustments to reconcile net income to net cash provided from operating activities:
Earnings from equity method investments, net of distributions	2	(2)
Deferred income taxes, net	149	60
Depreciation and amortization	254	256
Amortization of nuclear fuel	27	16
Allowance for equity funds used during construction	(17)	(23)
Carrying cost recovery	(3)	(4)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	53	330
Inventories	31	(57)
Prepayments and other	(115)	55
Regulatory liabilities	(7)	12
Accounts payable	(33)	(138)
Taxes accrued	(15)	(20)
Interest accrued	1	-
Regulatory assets	(86)	(108)
Changes in other assets	(15)	(27)
Changes in other liabilities	140	(23)
Net Cash Provided From Operating Activities	647	604
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(601)	(623)
Proceeds from investments and sale of assets	10	30
Nonutility property additions	(22)	(95)
Purchase of investments	(94)	(5)
Net Cash Used For Investing Activities	(707)	(693)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	124	167
Proceeds from issuance of long-term debt	271	285
Repayment of long-term debt	(293)	(590)
Dividends	(177)	(173)
Short-term borrowings, net	-	231
Net Cash Used For Financing Activities	(75)	(80)
Net Increase (Decrease) In Cash and Cash Equivalents	(135)	(169)
Cash and Cash Equivalents, January 1	162	272
Cash and Cash Equivalents, September 30	$27	$103

Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $8 and $19)	$196	$170
- Income taxes	55	53

Noncash Investing and Financing Activities:
Accrued construction expenditures	161	111
Capital lease of gas utility plant	6	-

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2010	2009	2010	2009
Net Income	$101	$104	$281	$277
Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains (losses) arising during period, net	(26)	(3)	(66)	(22)
Reclassified to net income:
Losses on cash flow hedging activities	3	11	12	54
Amortization of deferred employee benefit plan costs, net of taxes	1	1	2	3
Total Comprehensive Income	79	113	229	312
Less Comprehensive income attributable to noncontrolling interest	-	(1)	-	(5)
Comprehensive income attributable to SCANA Corporation (1)	$79	$112	$229	$307

(1)  Accumulated other comprehensive loss totaled $107.3 million as of September 30, 2010 and $54.9 million as of December 31, 2009.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

	September 30,	December 31,
Millions of dollars	2010	2009
Regulatory Assets:
Accumulated deferred income taxes	$173	$173
Under-collections - electric fuel adjustment clause	43	55
Environmental remediation costs	32	26
Asset retirement obligations and related funding	294	279
Franchise agreements	46	50
Deferred employee benefit plan costs	314	325
Planned major maintenance	-	5
Deferred losses on interest rate derivatives	141	50
Other	32	22
Total Regulatory Assets	$1,075	$985

Regulatory Liabilities:
Accumulated deferred income taxes	$27	$30
Other asset removal costs	769	733
Storm damage reserve	46	44
Monetization of bankruptcy claim	38	40
Deferred gains on interest rate derivatives	26	29
Other	2	3
Total Regulatory Liabilities	$908	$879

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

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are expected to be recovered in retail electric rates in future periods.  These amounts are expected to be recovered in retail electric rates during the period October 2011 through April 2012.  SCE&G is allowed to recover interest on actual base fuel deferred balances through the recovery period.

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

Planned major maintenance related to certain fossil hydro turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved through specific SCPSC orders.  SCE&G collected $8.5 million annually through July 15, 2010, through electric rates to offset turbine maintenance expenditures. After July 15, 2010, SCE&G began collecting $18.4 million annually for this purpose.  Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

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

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Other asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates.  During the nine months ended September 30, 2010 and 2009, SCE&G applied costs of $2.2 million and $1.6 million, respectively, to the reserve.  Pursuant to SCPSC’s July 2010 retail electric rate order approving an electric rate increase, SCE&G suspended collection of storm damage reserve funds indefinitely pending future SCPSC action and, effective January 2011, SCE&G will no longer apply tree trimming and vegetation management expenditures against the reserve.

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

B.            Earnings Per Share

The Company computes basic earnings per share by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  The Company computes diluted earnings per share using this same formula after giving effect to securities considered to be dilutive potential common stock utilizing the treasury stock method.  The Company has issued no securities that would have an antidilutive effect on earnings per share.

A reconciliation of the weighted average number of common shares for the third quarter and year to date September 30 for basic and dilutive purposes is as follows:

	Third Quarter		Year to Date
In Millions	2010	2009	2010	2009
Weighted Average Shares Outstanding - Basic	126.6	122.5	125.2	121.8
Net effect of dilutive stock-based compensation plans
and equity forward contracts	0.9	0.1	0.4	-
Weighted Average Shares - Diluted	127.5	122.6	125.6	121.8

C.            Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2010	2009	2010	2009
Three months ended September 30,
Service cost	$4.0	$4.1	$0.9	$0.6
Interest cost	9.3	11.1	2.7	3.1
Expected return on assets	(13.2)	(12.4)	-	-
Prior service cost amortization	1.5	1.8	0.3	0.2
Transition obligation amortization	-	-	0.2	0.1
Amortization of actuarial loss	3.4	6.0	(0.2)	-
Net periodic benefit cost	$5.0	$10.6	$3.9	$4.0

Nine months ended September 30,
Service cost	$13.5	$11.7	$3.1	$2.8
Interest cost	33.0	33.6	8.9	9.2
Expected return on assets	(46.1)	(38.1)	-	-
Prior service cost amortization	5.2	5.3	0.8	0.8
Transition obligation amortization	-	-	0.5	0.5
Amortization of actuarial loss	12.0	17.5	-	-
Net periodic benefit cost	$17.6	$30.0	$13.3	$13.3

Through July 15, 2010, the SCPSC allowed SCE&G to defer as a regulatory asset the amount of pension expense above that which was included in current rates for SCE&G’s retail electric and gas distribution regulated operations.  In connection with the SCPSC’s July 2010 retail electric rate order, SCE&G began deferring all pension expense or income related to retail electric operations as a regulatory asset or liability, as applicable.  Costs totaling $3.9 million and $14.5 million were deferred for the three and nine months ended September 30, 2010, respectively.  Costs totaling $7.8 million and $23.4 million were deferred for the corresponding periods in 2009.

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

Effective December 31, 2010, the Company will adopt new accounting guidance that requires additional disclosures intended to assist financial statement users in assessing credit risk exposures and evaluating the adequacy of allowance for credit losses.  The Company is continuing to evaluate this new guidance, but does not expect its initial adoption to impact the Company’s results of operation, cash flows or financial position.

E.             Income Taxes

In the first quarter of 2010, in connection with a fuel cost recovery settlement (see Note 2), SCE&G accelerated the recognition of certain previously deferred state income tax credits.  In the second quarter of 2010, the Company revised (reduced) its estimate of the benefit to be realized from the domestic production activities deduction as a result of a change in method of accounting for certain repairs for tax purposes.  In the third quarter of 2010, in connection with the adoption of new retail electric base rates, and pursuant to an SCPSC order, SCE&G accelerated the recognition of additional previously deferred state income tax credits (see Note 2) and also adopted the flow through method of accounting for current and future state tax credits.

In the third quarter of 2010, in connection with the filing of its 2009 tax return and the change in method of accounting for certain repair costs referred to above, the Company identified approximately $30.7 million of unrecognized tax benefit.  Because this method change is primarily a temporary difference, this additional benefit, if recognized, would not have a significant effect on the effective tax rate.  Within the next 12 months, it is reasonably possible that this unrecognized tax benefit could increase by as much as $12 million or decrease by as much as $30.7 million.  The events that could cause these changes are direct settlements with taxing authorities, legal or administrative guidance by relevant taxing authorities, or the lapse of an applicable statute of limitation.

The Company recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses.  The Company has not accrued any significant amount of interest expense related to unrecognized tax benefits or tax penalties.

F.             Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  At September 30, 2010, such counterparties held 49% of PSNC Energy’s natural gas inventory, with a carrying value of $28.9 million, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees.  No fees are received under supply service agreements.  The agreements expire at various times through March 31, 2011.

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

On July 15, 2010, the SCPSC issued an order approving a 4.88% overall increase in SCE&G’s retail electric base rates and authorized an allowed return on common equity of 10.7%.  The SCPSC’s order adopted various stipulations among SCE&G, the ORS and other intervening parties.  Among other things, the SCPSC’s order included implementation of a pilot weather normalization mechanism for SCE&G’s electric customers, which began in August 2010, provided for a $25 million credit to SCE&G’s customers based on first quarter 2010 weather-related revenues, provided for a $48.7 million credit to SCE&G’s customers over two years to be offset by accelerated recognition of  previously deferred state income tax credits and provided for the recovery of certain federally-mandated capital expenditures that had been included in utility plant but were not being depreciated.

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

In December 2009, SCE&G submitted to the FERC revised tariff sheets to change the network and point to point transmission rates under SCE&G’s OATT.  The request, if approved, would result in an annual revenue increase of approximately $5.6 million.  In compliance with the OATT, on March 1, 2010 pursuant to an order issued by the FERC, SCE&G implemented, subject to refund, the proposed tariff sheets.  On May 17, 2010, SCE&G submitted to the FERC as an informational filing its recalculated Annual Transmission Revenue Requirement or “Annual Update” for the period June 1, 2010 through May 31, 2011.  The FERC accepted the tariff sheets in the “Annual Update” and made them effective, subject to refund, as of June 1, 2010.

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

In February 2009, the SCPSC approved SCE&G’s combined application pursuant to the BLRA seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order relating to the proposed construction and operation by SCE&G and Santee Cooper of two new nuclear generating units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement, and construction contract under which they are being built.  The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with schedules, estimates and projections, including contingencies, as approved by the SCPSC.  As part of its order, the SCPSC approved the initial rate increase of $7.8 million, or 0.4%, related to recovery of the cost of capital on project expenditures through September 30, 2008, and the revised rates became effective for bills rendered on and after March 29, 2009.

In May 2009, two intervenors filed separate appeals of the order with the South Carolina Supreme Court.  With regard to the first appeal, which challenged the SCPSC’s prudency finding, the South Carolina Supreme Court issued an opinion on April 26, 2010, affirming the decision of the SCPSC.  As for the second appeal, the South Carolina Supreme Court reversed the SCPSC’s decision to allow SCE&G to include a pre-approved cost contingency fund and associated inflation (contingency reserve) as part of its anticipated capital costs allowed under the BLRA.  Without the  contingency reserve, SCE&G must seek SCPSC approval for the recovery of any additional capital costs.  The Court’s ruling, however, does not affect the project schedule or disturb the SCPSC’s issuance of a certificate of environmental compatibility and public convenience and necessity, which is necessary to construct the new units.

As a result of the South Carolina Supreme Court’s decision, SCE&G anticipates filing with the SCPSC for approval of capital costs estimated to be between $150 million and $200 million, in 2007 dollars.  The costs in question would be incurred over the course of the construction project which is scheduled to be completed in 2019.  SCE&G anticipates completing the project within the original budget estimate that included the contingency reserve projection of $438 million in 2007 dollars and seeking SCPSC approval to reclassify these costs from contingency funds to specific budget categories.  SCE&G’s 55% share of the project’s cost (including costs paid from such contingency reserve) is $4.5 billion in 2007 dollars.

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation.  Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.  In September 2009, the SCPSC approved SCE&G’s annual revised rate request under the BLRA which constituted a $22.5 million or 1.1% increase to retail electric rates.  In October 2010, the SCPSC approved an increase of $47.3 million or 2.3%, under the BLRA for the annual revised rates adjustment filing.  The new retail electric rates are effective for bills rendered on and after October 30, 2010.

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  On October 15, 2010, pursuant to the annual RSA filing, the SCPSC approved a decrease in retail natural gas rates of $10.4 million or approximately 2.1%.  The rate adjustment will be effective with the first billing cycle of November 2010.  In October 2009, the SCPSC approved an increase in SCE&G’s retail natural gas base rates of $13.0 million under the terms of the RSA.  The rate adjustment was effective with the first billing cycle of November 2009.

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

PSNC Energy

PSNC Energy’s rates are established using a benchmark cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas.  PSNC Energy revises its tariffs with the NCUC as necessary to track these changes and defers any over- or under-collections of the delivered cost of gas for subsequent rate consideration.  The NCUC reviews PSNC Energy’s gas purchasing practices annually.  In addition, PSNC Energy utilizes a CUT which allows it to adjust its base rates semi-annually for residential and commercial customers based on average per customer consumption.

In February 2010, the NCUC approved a ten cent per therm increase in the cost of gas component of PSNC Energy’s rates.  The rate adjustment was effective with the first billing cycle in March 2010.  In October 2010, the NCUC approved a 12.5 cent per therm decrease in the cost of gas component of PSNC Energy’s rates.  The rate adjustment is effective with the first billing cycle in November 2010.

In October 2010, in connection with PSNC Energy’s 2010 Annual Prudence Review, the NCUC determined that PSNC Energy’s gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12 months ended March 31, 2010.

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

Liquidity

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G (b)		PSNC Energy (b)
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Millions of dollars	2010	2009	2010	2009	2010	2009
Lines of credit:
Committed long-term (a)
Total	$200	$200	$650	$650	$250	$250
LOC advances	-	-	-	100	-	-
Weighted average interest rate	-	-	-	.50%	-	-
Outstanding commercial paper (270 or fewer days)	-	-	335	254	-	81
Weighted average interest rate	-	-	.41%	.33%	-	.32%
Letters of credit supported by LOC	3	3.3		.3	-	-
Available	197	197	315	296	250	169

(a)         The Company’s committed long-term facilities serve to backup the issuance of commercial paper or to provide liquidity support.

(b)         As of September 30, 2010 and December 31, 2009, SCE&G, Fuel Company and PSNC Energy could issue commercial paper in the amounts of up to $350 million, $250 million and $250 million, respectively. Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of short-term commercial paper or LOC advances.

The committed long-term facilities were revolving lines of credit under credit agreements with a syndicate of banks, which were scheduled to expire in December 2011.  As of September 30, 2010, these prior bank credit facilities supported the issuance of commercial paper by SCE&G (including Fuel Company) and PSNC Energy.  In addition, a portion of the credit facilities supported SCANA’s borrowing needs.  When the commercial paper markets were dislocated (due to either price or availability constraints), the credit facilities were available to support the borrowing needs of SCE&G (including Fuel Company) and PSNC Energy.  Wells Fargo Bank, N. A. provided 18.9% of the aggregate $1.1 billion credit facilities, Bank of America, N. A. provided 14.3%, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provided 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provided 9.1%.  Three other banks provided the remaining 5.0%.  These prior credit agreements were terminated effective October 25, 2010.

On October 25, 2010, SCANA, SCE&G (including Fuel Company) and PSNC Energy entered into Five-Year Credit Agreements in the amounts of $300 million, $1.1 billion (of which $400 million relates to Fuel Company) and $100 million, respectively, which are scheduled to expire in October 2015.  These credit agreements will be used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, fossil fuel, and emission and other environmental allowances.  These new committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10% of the aggregate $1.5 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provide 8%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provide 5.3%.  Three other banks provide the remaining 6%. These bank credit facilities support the issuance of commercial paper by SCANA, SCE&G (including Fuel Company) and PSNC Energy. The credit facilities are available to support the borrowing needs of SCANA, SCE&G (including Fuel Company) and PSNC Energy, particularly when the commercial paper markets are dislocated (due to either price or availability constraints).

4.             COMMON EQUITY

SCANA issued common stock valued at $67.5 million (at time of issue) during the nine months ended September 30, 2010 through various compensation and dividend reinvestment plans, including the exercise of 50,066 stock options during the period.  In addition, SCANA issued common stock valued at $59.2 million (at time of issue) in a public offering on May 17, 2010, and entered into forward sale contracts for approximately 6.6 million common shares to be sold over the subsequent 22 months.  There have been no shares issued under the forward sales contracts.

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

The Company uses swaps to synthetically convert fixed rate debt to variable rate debt.  These swaps are designated as fair value hedges.  Also, certain swaps were terminated prior to maturity of the underlying debt instruments.  The gains on these terminated swaps are being amortized over the life of the debt they hedged.

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

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in DT)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of September 30, 2010
Cash flow	-	7,220,000	19,525,471	26,745,471
Not designated (a)	10,684,000	-	23,361,634	34,045,634
Total (a)	10,684,000	7,220,000	42,887,105	60,791,105

As of December 31, 2009
Cash flow	-	5,390,350	13,915,971	19,306,321
Not designated (b)	6,291,000	160,000	19,007,840	25,458,840
Total (b)	6,291,000	5,550,350	32,923,811	44,765,161

(a)  Includes an aggregate 7,403,340 DT related to basis swap contracts in Energy Marketing.

(b)  Includes an aggregate 9,961,000 DT related to basis swap contracts in Retail Gas Marketing and Energy Marketing.

At September 30, 2010 and December 31, 2009, the Company was party to interest rate swaps designated as fair value hedges with an aggregate notional amount of $556.4 million and $559.6 million, respectively, and was party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $1,077.0 million and $181.4 million, respectively.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (c)	Value	Location (c)	Value
As of September 30, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$1	Other current liabilities	$107
	Other deferred debits	5	Other deferred credits	81
Commodity contracts			Other current liabilities	10
			Other deferred credits	3
			Prepayments and other	1
Total		$6		$202

Derivatives not designated as hedging instruments
Energy management contracts	Prepayments and other	$12	Prepayments and other	$3
	Other deferred debits	3	Other current liabilities	9
			Other deferred credits	3
Total		$15		$15

As of December 31, 2009
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$5	Other deferred credits	$14
Commodity contracts	Other current liabilities	1	Other current liabilities	7
			Other deferred credits	2
Total		$6		$23

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	$1
Energy management contracts	Prepayments and other	2	Other current liabilities	$3
	Other current liabilities	2	Other deferred credits	1
	Other deferred debits	1
Total		$6		$4

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

The effect of derivative instruments on the statements of income is as follows:

Derivatives in Fair Value Hedging Relationships

With regard to the Company’s interest rate swaps designated as fair value hedges, the gains on those swaps and the losses on the hedged fixed rate debt are recognized in current earnings and included in interest expense.  These gains and losses, combined with the amortization of deferred gains on previously terminated swaps as discussed above, resulted in reductions to interest expense of $2.5 million and $8.4 million for the three and nine months ended September 30, 2010, respectively, and $1.3 million and $4.0 million for the three and nine months ended September 30, 2009, respectively.

Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Deferred	Gain (Loss) Reclassified from
Derivatives in Cash Flow	in Regulatory Accounts	Deferred Accounts into Income
Hedging Relationships	(Effective Portion)	(Effective Portion)
Millions of dollars		Location	Amount
Three Months Ended September 30, 2010
Interest rate contracts	$(36)	Interest expense	$(1)

Nine Months Ended September 30, 2010
Interest rate contracts	$(96)	Interest expense	$(2)

Three Months Ended September 30, 2009
Interest rate contracts	$(11)	Interest expense	$(1)

Nine Months Ended September 30, 2009
Interest rate contracts	$39	Interest expense	$(2)

	Gain (Loss)	Gain (Loss) Reclassified from
Derivatives in Cash Flow	Recognized in OCI,	Accumulated OCI into Income,
Hedging Relationships	net of tax	net of tax (Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Three Months Ended September 30, 2010
Interest rate contracts	$(20)	Interest expense	$(1)
Commodity contracts	(6)	Gas purchased for resale	(2)
Total	$(26)		$(3)

Nine Months Ended September 30, 2010

Interest rate contracts	$(53)	Interest expense	$(3)
Commodity contracts	(13)	Gas purchased for resale	(9)
Total	$(66)		$(12)

Three Months Ended September 30, 2009
Interest rate contracts	$(3)	Interest expense	$(1)
Commodity contracts	(3)	Gas purchased for resale	(12)
Total	$(6)		$(13)

Nine Months Ended September 30, 2009
Interest rate contracts	$6	Interest expense	$(2)
Commodity contracts	(32)	Gas purchased for resale	(54)
Total	$(26)		$(56)

As of September 30, 2010, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive loss to earnings arising from cash flow hedges will include approximately $7.1 million as an increase to gas cost and approximately $2.2 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of September 30, 2010, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2013.

	Gain (Loss) Recognized in Income
Derivatives Not Designated as
Hedging Instruments
Millions of dollars	Location	2010	2009
Third Quarter
Commodity contracts	Gas purchased for resale	$-	$(6)
Other energy management contracts	Gas purchased for resale	-	(1)
Total		$-	$(7)

Year to Date
Commodity contracts	Gas purchased for resale	$(2)	$(12)
Other energy management contracts	Gas purchased for resale	-	(1)
Total		$(2)	$(13)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were $(0.1) million and $(0.2) million, net of tax, for the three and nine months ended September 30, 2010 and were $(0.8) million and $1.2 million, net of tax, for the three and nine months ended September 30, 2009, respectively.

Credit Risk Considerations

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of September 30, 2010, the Company has posted $105.9 million of collateral related to derivatives with contingent provisions that are in a net liability position.  If all of the contingent features underlying these instruments were fully triggered as of September 30, 2010, the Company would be required to post an additional $107.4 million of collateral to its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of September 30, 2010, is $213.3 million.

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

		Fair Value Measurements Using
		Quoted Prices in Active	Significant Other
		Markets for Identical Assets	Observable Inputs
Millions of dollars		(Level 1)	(Level 2)
As of September 30, 2010
Assets -	Available for sale securities	$3	$-
	Interest rate contracts	-	6
	Energy management contracts	-	15
Liabilities -	Interest rate contracts	-	188
	Commodity contracts	1	13
	Energy management contracts	3	14

As of December 31, 2009
Assets -	Available for sale securities	$2	$-
	Interest rate contracts	-	5
	Commodity contracts	1	1
	Energy management contracts	-	5
Liabilities -	Interest rate contracts	-	14
	Commodity contracts	-	9
	Energy management contracts	-	7

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

Financial instruments for which the carrying amount may not equal estimated fair value at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,496.1	$5,076.6	$4,510.9	$4,726.0

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

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper, a one-third owner of Summer Station Unit 1) with Nuclear Electric Insurance Limited.  The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit retrospective assessments under certain conditions to cover insurer’s losses.  Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $14.2 million.

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

B.            Environmental

SCE&G

In December 2009, the EPA issued a final finding that atmospheric concentrations of GHG endanger public health and welfare within the meaning of Section 202(a) of the CAA.  The rule, which became effective in January 2010, enables the EPA to regulate GHG emissions under the CAA.  The EPA has committed to issue new rules regulating such emissions by November 2011.  On May 13, 2010, the EPA finalized the GHG Tailoring Rule, which sets thresholds for GHG emissions that define when permits under the New Source Review, the Prevention of Significant Deterioration, and the Title V Operation Permits programs are required for new and existing facilities (such as SCE&G’s and GENCO’s generating facilities).   The Company expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

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

SCE&G has been named, along with 53 others, by the EPA as a PRP at the AER Superfund site located in Augusta, Georgia.  The EPA placed the site on the National Priorities List in April 2006.  AER conducted hazardous waste storage and treatment operations from 1975 to 2000, when the site was abandoned.  While operational, AER processed fuels from waste oils, treated industrial coolants and oil/water emulsions, recycled solvents and blended hazardous waste fuels.  During that time, SCE&G occasionally used AER for the processing of waste solvents, oily rags and oily wastewater.  The EPA and the State of Georgia have documented that a release or releases have occurred at the site leading to contamination of groundwater, surface water and soils.  The EPA and the State of Georgia have conducted a preliminary assessment and site inspection.  The PRPs funded a Remedial Investigation and Risk Assessment which was completed and approved by the EPA and funded a Feasibility Study that was completed in 2010.  A clean-up cost has been estimated and the PRPs have agreed to an allocation of those costs based primarily on volume and type of material each PRP sent to the site.  SCE&G does not believe that its allocation will have a material adverse impact on its results of operations, cash flows or financial condition.  Any cost allocated to SCE&G arising from the remediation of this site is expected to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $9.8 million.  In addition, the National Park Service of the Department of the Interior has made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina.  SCE&G expects to recover any cost arising from the remediation of these four sites through rates.  At September 30, 2010, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $26.0 million and are included in regulatory assets.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected.  PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs.  PSNC Energy has recorded a liability and associated regulatory asset of $4.3 million, which reflects its estimated remaining liability at September 30, 2010. PSNC Energy expects to recover through rates any costs allocable to PSNC Energy arising from the remediation of these sites.

C.            Claims and Litigation

In May 2004, a purported class action lawsuit currently styled as Douglas E. Gressette and Mark Rudd, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Communications, Inc. was filed in South Carolina’s Circuit Court of Common Pleas for the Ninth Judicial Circuit.  The plaintiffs alleged that SCE&G made improper use of certain electric transmission easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCE&G’s electricity-related internal communications and asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment but did not assert a specific dollar amount for the claims.  SCE&G and SCI believe their actions were consistent with governing law and the applicable documents granting easements and rights-of-way.   In June 2007, the Circuit Court issued a ruling that limits the plaintiffs’ purported class to easement grantors situated in Charleston County, South Carolina.  In February 2008, the Circuit Court issued an order to conditionally certify the class, which remains limited to easements in Charleston County.  In July 2008, the plaintiffs’ motion to add SCI to the lawsuit as an additional defendant was granted.  This case, with Circuit Court approval in August 2010, has been tentatively settled as to all easements and rights-of-ways currently containing fiber optic communication lines in South Carolina, and the tentative settlement has been recognized.  The parties are proceeding to identify class members and  resolve other settlement related issues.  While this settlement is subject to a fairness hearing before it is finally approved, SCE&G and SCI currently know of no reason why such approval will not be given.  This tentative settlement did not have a material adverse impact on the Company’s results of operations, cash flows or financial condition.

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

SCE&G’s latest Integrated Resource Plan filed with the SCPSC on February 26, 2010 continues to support SCE&G’s need for 55% of the output of the two units.  SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the two units.  If Santee Cooper’s ownership interest in one or both of the units changes, SCE&G believes that one or more additional parties will be available to participate as joint owners.

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

	External	Intersegment	Operating	Income Available to	Segment
Millions of dollars	Revenue	Revenue	Income	Common Shareholders	Assets
Three Months Ended September 30, 2010
Electric Operations	$705	$3	$201	n/a
Gas Distribution	118	1	(8)	n/a
Gas Transmission	2	10	4	n/a
Retail Gas Marketing	64	-	n/a	$(3)
Energy Marketing	199	52	n/a	1
All Other	7	92	n/a	(5)
Adjustments/Eliminations	(7)	(158)	(1)	108
Consolidated Total	$1,088	$-	$196	$101

Nine Months Ended September 30, 2010
Electric Operations	$1,820	$7	$426	n/a	$7,674
Gas Distribution	680	1	84	n/a	2,062
Gas Transmission	7	31	14	n/a	262
Retail Gas Marketing	400	-	n/a	$21	144
Energy Marketing	548	141	n/a	3	110
All Other	20	273	n/a	(11)	975
Adjustments/Eliminations	(20)	(453)	39	268	1,375
Consolidated Total	$3,455	$-	$563	$281	$12,602

	External	Intersegment	Operating	Income Available to	Segment
Millions of dollars	Revenue	Revenue	Income	Common Shareholders	Assets
Three Months Ended September 30, 2009
Electric Operations	$615	$-	$182	n/a
Gas Distribution	114	-	(9)	n/a
Gas Transmission	3	10	5	n/a
Retail Gas Marketing	64	-	n/a	$(4)
Energy Marketing	125	38	n/a	1
All Other	7	95	n/a	(2)
Adjustments/Eliminations	(7)	(143)	(3)	108
Consolidated Total	$921	$-	$175	$103

Nine Months Ended September 30, 2009
Electric Operations	$1,633	$6	$405	n/a	$7,122
Gas Distribution	667	-	74	n/a	1,956
Gas Transmission	8	31	15	n/a	267
Retail Gas Marketing	373	-	n/a	$15	128
Energy Marketing	462	117	n/a	3	74
All Other	20	275	n/a	(6)	896
Adjustments/Eliminations	(20)	(429)	29	260	1,205
Consolidated Total	$3,143	$-	$523	$272	$11,648

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

AS COMPARED TO THE CORRESPONDING PERIODS IN 2009

Earnings Per Share

Earnings per share was as follows:

	Third Quarter		Year to Date
Millions of dollars	2010	2009	2010	2009
Basic earnings per share	$.80	$.84	$2.25	$2.23
Diluted earnings per share	.79	.84	2.24	2.23

Third Quarter

Basic earnings per share decreased by $.04 due to higher operating expenses which are explained below, $.03 due to higher interest expense, $.11 due to the recording of the tax benefit and related interest income arising from the resolution of an income tax uncertainty in 2009 and by dilution from additional shares outstanding of $.03.  These decreases were partially offset by $.14 due to higher electric margin and $.01 due to higher gas margin.

Year to Date

Basic earnings per share increased in 2010 compared to 2009 due to higher electric margin of $.32 and higher gas margin of $.14.  These increases were partially offset by dilution from additional shares outstanding of $.06 , higher operating expenses of $.17 which are explained below, higher interest expense of $.09 and by $.11 due to the recording of the tax benefit and related interest income arising from the resolution of an income tax uncertainty in 2009.

Diluted Earnings Per Share

In May 2010, SCANA entered into equity forward sales contracts for approximately 6.6 million common shares.  During periods when the average market price of SCANA’s common stock is above the per share adjusted forward sales price, the Company computes diluted earnings per share giving effect to this dilutive potential common stock utilizing the treasury stock method.  The dilutive effect  was $.01 per share for the three and nine months ended September 30, 2010.

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2010:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 11, 2010	$.475	March 10, 2010	April 1, 2010
May 6, 2010	.475	June 10, 2010	July 1, 2010
July 29, 2010	.475	September 10, 2010	October 1, 2010
October 27, 2010	.475	December 10, 2010	January 1, 2011

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2010	% Change	2009	2010	% Change	2009
Operating revenues	$705.0	14.6%	$615.3	$1,819.7	11.4%	$1,633.2
Less: Fuel used in generation	279.4	26.9%	220.1	736.0	23.7%	595.1
Purchased power	6.7	*	3.1	11.7	6.4%	11.0
Margin	$418.9	6.8%	$392.1	$1,072.0	4.4%	$1,027.1
*Greater than 100%

MWh sales volumes related to the electric margin above, by class, were as follows:

	Third Quarter			Year to Date
Classification (in thousands)	2010	% Change	2009	2010	% Change	2009
Residential	2,603	10.8%	2,350	6,883	11.9%	6,153
Commercial	2,236	5.9%	2,112	5,921	4.3%	5,676
Industrial	1,567	8.3%	1,447	4,413	9.9%	4,014
Sale for resale (excluding interchange)	558	(2.1)%	570	1,432	0.2%	1,429
Other	167	5.7%	158	440	2.6%	429
Total territorial	7,131	7.4%	6,637	19,089	7.8%	17,701
Negotiated Market Sales Tariff (NMST)	25	56.3%	16	52	(67.1)%	158
Total	7,156	7.6%	6,653	19,141	7.2%	17,859

Third Quarter

Margin increased by $19.9 million due to higher SCPSC—approved retail electric base rates in July 2010 and by $8.2 million due to an increase in base rates approved by the SCPSC under the BLRA.  These increases were partially offset by a reduction in usage, net of growth, of $1.5 million.

Territorial sales volume increased by approximately 380 MWh due to increased average use and the effects of weather and approximately 120 MWh due to higher industrial sales volumes.

Year to Date

Margin increased by $19.9 million due to higher SCPSC-approved retail electric base rates in July 2010 and by $21.6 million due to an increase in base rates approved by the SCPSC under the BLRA.  In addition, margin increased by $34.3 million due to higher residential and commercial customer usage, by $2.3 million due to higher industrial sales, by  $6.3 million due to customer growth and by $4.2 million due to higher transmission revenue and off system sales.  Although weather was abnormally cold in the first quarter of 2010 and significantly colder than in the same period in 2009, estimated incremental revenues of $25 million associated with this weather were deferred (see Note 2).  Also, margin in the first quarter of 2010 was adjusted downward by $17.4 million to offset the acceleration of the  recognition of previously deferred state income tax credits pursuant to an SCPSC regulatory order issued in connection with SCE&G’s annual fuel cost proceeding.  (See also discussion at “Income Taxes”).

Territorial sales volume increased by approximately 960 MWh due to increased average use and the effects of weather and approximately 400 MWh due to higher industrial sales volumes.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2010	% Change	2009	2010	% Change	2009
Operating revenues	$117.7	3.2%	$114.0	$680.1	1.9%	$667.7
Less: Gas purchased for resale	66.4	2.5%	64.8	416.4	(1.0)%	420.8
Margin	$51.3	4.3%	$49.2	$263.7	6.8%	$246.9

DT sales volumes by class, including transportation gas, were as follows:

	Third Quarter			Year to Date
Classification (in thousands)	2010	% Change	2009	2010	% Change	2009
Residential	1,749	(7.3)%	1,887	28,867	14.3%	25,257
Commercial	3,664	(2.1)%	3,742	19,815	4.4%	18,986
Industrial	4,508	11.8%	4,034	14,180	16.4%	12,187
Total	9,921	2.7%	9,663	62,862	11.4%	56,430
Transportation gas	14,326	5.1%	13,631	37,902	6.5%	35,601

Third Quarter

Margin at SCE&G increased $1.8 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2009.  Total DT sales volumes increased primarily due to increased industrial customer usage.

Year to Date

Margin at SCE&G increased $4.6 million due to increased customer usage and $8.9 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November  2009. Effective with the first billing cycle of November 2010, retail gas base rates will decrease by 2.1% (See Note 2).  Margin at PSNC Energy increased by $2.4 million primarily due to residential customer growth and improved industrial usage.  Total DT sales volumes increased primarily due to increased residential and industrial customer usage.

Gas Transmission

Gas Transmission is comprised of the operations of CGT.  Gas transmission revenues and operating income (including transactions with affiliates) were as follows:

	Third Quarter			Year to Date
Millions of dollars	2010	% Change	2009	2010	% Change	2009
Transportation revenues	$12.3	(2.4)%	$12.6	$38.4	-	$38.4
Operating income	4.5	(13.5)%	5.2	14.0	(5.4)%	14.8

Third Quarter

Transportation revenues decreased primarily as a result of decreased activity with existing customers.  Operating income decreased primarily as a result of higher property tax accruals and increased operating expenses.

Year to Date

Transportation revenues were unchanged.  Operating income decreased primarily as a result of higher operating expenses.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing revenues and income (loss) available to common shareholders were as follows:

	Third Quarter			Year to Date
Millions of dollars	2010	% Change	2009	2010	% Change	2009
Operating revenues	$64.2	0.2%	$64.1	$400.2	7.5%	$372.2
Income (loss) available to common shareholders	(2.8)	22.0%	(3.6)	21.0	36.4%	15.4

Third Quarter

Income available to common shareholders increased primarily as a result of lower operating expenses, partially offset by higher bad debt expense.

Year to Date

Operating revenues increased as a result of higher sales volume due to colder weather in the first quarter of 2010.  Income available to common shareholders increased primarily as a result of higher margins due to weather, partially offset by higher bad debt expense.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and income available to common shareholders were as follows:

	Third Quarter			Year to Date
Millions of dollars	2010	% Change	2009	2010	% Change	2009
Operating revenues	$251.0	53.2%	$163.8	$689.1	18.9%	$579.7
Income available to common shareholders	1.7	30.8%	1.3	3.3	3.1%	3.2

Third Quarter and Year to Date

Operating revenues increased primarily due to higher sales volume to power generation customers.  Income available to common shareholders increased primarily due to lower operating costs.

Other Operating Expenses

Other operating expenses were as follows:

	Third Quarter			Year to Date
Millions of dollars	2010	% Change	2009	2010	% Change	2009
Other operation and maintenance	$164.1	0.7%	$162.9	$503.0	3.8%	$484.8
Depreciation and amortization	85.3	3.4%	82.5	251.1	1.3%	247.8
Other taxes	49.3	9.8%	44.9	147.1	9.1%	134.8

Third Quarter

Other operation and maintenance expenses increased by $3.0 million due to higher generation, transmission and distribution expenses.  This increase was partially offset by $1.5 million due to lower incentive compensation and other benefits.  Depreciation and amortization expense increased in 2010 primarily due to net property additions, offset by the adoption of new, lower depreciation rates at SCE&G in late 2009.  Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased by $6.2 million due to higher incentive compensation and other benefits, by $4.8 million due to higher generation, transmission and distribution expenses and by $6.8 million due to higher customer service expenses and general expenses, including bad debt expense.  Depreciation and amortization expense increased in 2010 primarily due to net property additions, offset by the adoption of new, lower depreciation rates at SCE&G in late 2009.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and the activities of certain non-regulated subsidiaries.  Other income (expense) decreased in 2010 compared to 2009 primarily due to interest income arising from the resolution of an income tax uncertainty in 2009.

Resolution of Economic Impact Zone Tax Credit Uncertainty

In September 2009, as a result of a favorable decision by the South Carolina Supreme Court regarding SCE&G’s EIZ Credits, SCE&G recorded the refund of the previously contested EIZ Credits of $15.3 million and an additional $14.3 million of interest income.  SCE&G recorded a multi-year catch-up adjustment in the third quarter 2009 of approximately $6.3 million ($4.0 million after federal tax effect) as a reduction in income taxes.  The interest income of $14.3 million ($8.8 million after tax effect) was recorded in the third quarter of 2009 within other income.

Pension Cost

Pension cost was recorded on the Company’s income statements and balance sheets as follows:

	Third Quarter		Year to Date
Millions of dollars	2010	2009	2010	2009
Income Statement Impact:
Employee benefit costs	$0.5	$-	$0.3	$-
Other income	(1.1)	(0.8)	(3.0)	(2.8)
Balance Sheet Impact:
Capital expenditures	1.2	2.9	4.5	7.4
Component of amount due from Summer Station co-owner	0.5	0.7	1.3	2.0
Regulatory asset	3.9	7.8	14.5	23.4
Total Pension Cost	$5.0	$10.6	$17.6	$30.0

No contribution to the pension trust will be necessary in or for 2010, nor will limitations on benefit payments apply.  Through July 15, 2010, the SCPSC allowed SCE&G to defer as a regulatory asset the amount of pension cost above that which was included in rates for its retail electric and gas distribution regulated operations.  In connection with the SCPSC’s July 2010 electric rate order, SCE&G began deferring all pension expense and income related to retail electric operations as a regulatory asset or regulatory liability, as applicable.  These costs will be deferred until such time as future rate recovery is provided for by the SCPSC.

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

Interest Expense

Interest charges increased primarily due to increased borrowings and lower AFC.

Income Taxes

Third Quarter

Income taxes (and the effective tax rate) were lower in the third quarter of 2010 than in the third quarter of 2009 primarily due to lower income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item.

Year to Date

Income taxes (and the effective tax rate) for the nine months ended September 30, 2010 were lower  than the same period in 2009 primarily due to the recognition of certain previously deferred state income tax credits pursuant to the settlement of a fuel cost recovery proceeding in the first quarter of 2010 (see also the discussion at “Electric Operations”).

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations, including its $632 million current portion of long-term debt, will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities.  The Company expects that, barring further impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  The Company’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2010 was 2.88 and 2.83, respectively.

Cash requirements for SCANA’s regulated subsidiaries arise primarily from their operational needs, funding their construction programs and payment of dividends to SCANA and refinancing of securities when deemed prudent.  The ability of the regulated subsidiaries to replace existing plant investment, to expand to meet future demand for electricity and gas and to install equipment necessary to comply with environmental regulations, will depend upon their ability to attract the necessary financial capital on reasonable terms.  Regulated subsidiaries recover the costs of providing services through rates charged to customers.  Rates for regulated services are generally based on historical costs.  As customer growth and inflation occur and these subsidiaries continue their ongoing construction programs, rate increases will be sought.  The future financial position and results of operations of the regulated subsidiaries will be affected by their ability to obtain adequate and timely rate and other regulatory relief.

The issuance of various securities by the Company’s regulated subsidiaries, including short- and long-term debt, is subject to customary approval or authorization by one or more state or federal regulatory bodies including the state public service commissions and FERC.

SCE&G and GENCO have obtained FERC authority to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act).  SCE&G may issue up to $1.2 billion of unsecured promissory notes or commercial paper with maturity of one year or less, and GENCO may issue up to $150 million of short-term indebtedness.  FERC’s approval expires in October 2012.

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G (b)		PSNC Energy (b)
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Millions of dollars	2010	2009	2010	2009	2010	2009
Lines of credit:
Committed long-term (a)
Total	$200	$200	$650	$650	$250	$250
LOC advances	-	-	-	100	-	-
Weighted average interest rate	-	-	-	.50%	-	-
Outstanding commercial paper (270 or fewer days)	-	-	335	254	-	81
Weighted average interest rate	-	-	.41%	.33%	-	.32%
Letters of credit supported by LOC	3	3.3		.3	-	-
Available	197	197	315	296	250	169

(a)             The Company’s committed long-term facilities serve to backup the issuance of commercial paper or to provide liquidity support.

(b)            As of September 30, 2010 and December 31, 2009, SCE&G, Fuel Company and PSNC Energy could issue commercial paper in the amounts of up to $350 million, $250 million and $250 million, respectively.  Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of short-term commercial paper or LOC advances.

The committed long-term facilities were revolving lines of credit under credit agreements with a syndicate of banks, which were scheduled to expire in December 2011.  As of September 30, 2010, these prior bank credit facilities supported the issuance of commercial paper by SCE&G (including Fuel Company) and PSNC Energy.  In addition, a portion of the credit facilities supported SCANA’s borrowing needs.  When the commercial paper markets were dislocated (due to either price or availability constraints), the credit facilities were available to support the borrowing needs of SCE&G (including Fuel Company) and PSNC Energy.  Wells Fargo Bank, N. A. provided 18.9% of the aggregate $1.1 billion credit facilities, Bank of America, N. A. provided 14.3%, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provided 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provided 9.1%.  Three other banks provided the remaining 5.0%.  These prior credit agreements were terminated effective October 25, 2010.

As of September 30, 2010, the Company had no amounts outstanding under its $1.1 billion facilities, had approximately $335 million in commercial paper borrowings outstanding, was obligated under $3 million in LOC-supported letters of credit, and had approximately $27 million in cash and temporary investments.  The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity.

At September 30, 2010, the Company had net available liquidity of approximately $789 million.  The Company’s long-term debt portfolio has a weighted average maturity of approximately 15 years and bears an average cost of 6.29%.  A significant portion of long-term debt, other than credit facility draws, bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

On October 25, 2010, SCANA, SCE&G (including Fuel Company) and PSNC Energy entered into Five-Year Credit Agreements in the amounts of $300 million, $1.1 billion (of which $400 million relates to Fuel Company) and $100 million, respectively, which are scheduled to expire in October 2015.  These credit agreements will be used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, fossil fuel, and emission and other environmental allowances.  These new committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10% of the aggregate $1.5 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provide 8%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provide 5.3%.  Three other banks provide the remaining 6%. These bank credit facilities support the issuance of commercial paper by SCANA, SCE&G (including Fuel Company) and PSNC Energy.  The credit facilities are available to support the borrowing needs of SCANA, SCE&G (including Fuel Company) and PSNC Energy, particularly when the commercial paper markets are dislocated (due to either price or availability constraints).

In March 2010, PSNC Energy issued $100 million of 6.54% unsecured notes due March 30, 2020.   Proceeds from these notes were used to pay down short-term debt and for general corporate purposes.

SCANA issued stock valued at $67.5 million during the nine months ended September 30, 2010 through various compensation and dividend reinvestment plans.  In addition, SCANA issued common stock valued at $59.2 million (at time of issue) in a public offering on May 17, 2010, and entered into forward sale contracts for approximately 6.6 million common shares to be sold over the subsequent 22 months.  There have been no shares issued under the forward sales contracts.

OTHER MATTERS

Off-Balance Sheet Transactions

Although SCANA invests in securities and business ventures, it does not hold significant investments in unconsolidated special purpose entities.  SCANA does not engage in off-balance sheet financing or similar transactions, although it is party to operating leases in the normal course of business, generally for office space, furniture, equipment and rail cars, none of which are considered significant.

Nuclear Generation

SCE&G and Santee Cooper have entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of Summer Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the units, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Assuming timely receipt of federal approvals and construction proceeding as scheduled, the first unit is expected to be completed and in service in 2016, and the second in 2019.  SCE&G’s share of the estimated cash outlays (future value) totals approximately $6.0 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk-The table below provides information about long-term debt issued by the Company and other financial instruments that are sensitive to changes in interest rates.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the figures shown reflect notional amounts, weighted average interest rates and related maturities.  Fair values for debt represent quoted market prices.  Interest rate swap agreements are valued using discounted cash flow models with independently sourced data.

	Expected Maturity Date
September 30, 2010 Millions of dollars	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	3.9	620.2	266.4	158.9	43.6	3,204.4	4,297.4	4,896.0
Average Fixed Interest Rate (%)	7.65	6.78	6.23	7.04	4.98	6.06	6.20
Variable Rate ($)	-	4.4	4.4	4.4	4.4	159.4	177.0	158.9
Average Variable Interest Rate (%)	-	1.00	1.00	1.00	1.00	.70	.73
Interest Rate Swaps:
Pay Variable/Receive Fixed ($)	-	303.2	253.2	-	-	-	556.4	5.3
Pay Interest Rate (%)	-	6.11	5.10	-	-	-	5.65
Receive Interest Rate (%)	-	6.89	6.28	-	-	-	6.62
Pay Fixed/Receive Variable ($)	-	654.4	254.4	4.4	4.4	159.4	1,077.0	(187.4)
Average Pay Interest Rate (%)	-	4.59	4.21	6.17	6.17	4.88	4.56
Average Receive Interest Rate (%)	-	.29	.30	1.00	1.00	.67	.36

For further discussion of changes in long-term debt and interest rate derivatives, see ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES and also Notes 3, 5 and 6 of the condensed consolidated financial statements.

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

Expected Maturity:
Futures Contracts		Options
			Purchased Call	Purchased Put	Sold Put	Sold Call
2010	Long	2010	(Long)	(Short)	(Long)	(Short)
Settlement Price (a)	4.01	Strike Price (a)	6.33	5.00	5.00	6.90
Contract Amount (b)	8.6	Contract Amount (b)	22.3	0.1	0.1	0.7
Fair Value (b)	7.1	Fair Value (b)	-	-	-	-

2011		2011
Settlement Price (a)	4.35	Strike Price (a)	6.26	5.00	5.00	6.88
Contract Amount (b)	25.1	Contract Amount (b)	46.5	0.2	0.2	1.2
Fair Value (b)	22.1	Fair Value (b)	0.6	-	-	-

2012
Settlement Price (a)	5.10
Contract Amount (b)	1.2
Fair Value (b)	1.2

(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2010	2011	2012	2013
Commodity Swaps:
Pay fixed/receive variable (b)	27.5	58.4	16.9	9.2
Average pay rate (a)	5.4944	5.5879	6.2499	6.2418
Average received rate (a)	4.0114	4.3522	5.0718	5.2929
Fair value (b)	20.1	45.5	13.7	7.8

Pay variable/receive fixed (b)	12.0	39.1	12.0	5.3
Average pay rate (a)	4.0018	4.3752	5.0694	5.2922
Average received rate (a)	5.2965	5.3920	5.8387	5.5141
Fair value (b)	15.9	48.2	13.8	5.6

Basis Swaps:
Pay fixed/receive variable (b)	4.9	17.4	9.1	2.5
Average pay rate (a)	4.0246	4.4247	5.1173	5.3842
Average received rate (a)	4.0176	4.4090	5.0878	5.2956
Fair value (b)	4.9	17.3	9.1	2.5

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2010, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2010, SCANA’s disclosure controls and procedures were effective.  There has been no change in SCANA’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

FINANCIAL SECTION

ITEM 1. FINANCIAL STATEMENTS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
Millions of dollars	2010	2009
Assets

Utility Plant In Service	$9,761	$9,286
Accumulated Depreciation and Amortization	(3,051)	(2,926)
Construction Work in Progress	1,215	1,138
Nuclear Fuel, Net of Accumulated Amortization	99	97
Utility Plant, Net	8,024	7,595

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	44	42
Assets held in trust, net - nuclear decommissioning	75	67
Other investments	4	2
Nonutility Property and Investments, Net	123	111

Current Assets:
Cash and cash equivalents	19	134
Receivables, net of allowance for uncollectible accounts of $3 and $3	461	397
Receivables - affiliated companies	14	41
Inventories (at average cost):
Fuel and gas supply	192	259
Materials and supplies	115	107
Emission allowances	6	10
Prepayments and other	198	89
Deferred income taxes	12	-
Total Current Assets	1,017	1,037

Deferred Debits and Other Assets:
Regulatory assets	1,029	936
Other	125	134
Total Deferred Debits and Other Assets	1,154	1,070
Total	$10,318	$9,813

	September 30,	December 31,
Millions of dollars	2010	2009
Capitalization and Liabilities

Common equity	$3,378	$3,162
Noncontrolling interest	102	97
Long-Term Debt, net	2,897	3,158
Total Capitalization	6,377	6,417

Current Liabilities:
Short-term borrowings	335	254
Current portion of long-term debt	168	18
Accounts Payable	273	250
Affiliated Payables	141	144
Customer deposits and customer prepayments	55	51
Taxes accrued	107	128
Interest accrued	48	51
Dividends declared	51	50
Other	148	43
Total Current Liabilities	1,326	989

Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,137	972
Deferred investment tax credits	62	111
Asset retirement obligations	476	458
Due to parent - postretirement and other benefits	183	195
Regulatory liabilities	660	639
Other	97	32
Total Deferred Credits and Other Liabilities	2,615	2,407
Commitments and Contingencies (Note 7)	-	-
Total	$10,318	$9,813

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2010	2009	2010	2009
Operating Revenues:
Electric	$708	$615	$1,827	$1,639
Gas	69	66	324	294
Total Operating Revenues	777	681	2,151	1,933

Operating Expenses:
Fuel used in electric generation	281	221	740	599
Purchased power	7	3	12	11
Gas purchased for resale	46	45	213	197
Other operation and maintenance	131	125	391	374
Depreciation and amortization	68	68	201	203
Other taxes	46	41	135	123
Total Operating Expenses	579	503	1,692	1,507

Operating Income	198	178	459	426

Other Income (Expense):
Other income	3	18	10	25
Other expenses	(3)	(3)	(10)	(9)
Interest charges, net of allowance for borrowed funds
used during construction of $3, $7, $8 and $18	(46)	(42)	(139)	(120)
Allowance for equity funds used during construction	6	9	16	22
Total Other Expense	(40)	(18)	(123)	(82)

Income Before Income Tax Expense, Losses from Equity
Method Investments and Preferred Stock Dividends	158	160	336	344
Income Tax Expense	46	49	97	109

Income Before Losses From Equity Method Investments	112	111	239	235
Losses from Equity Method Investments	(1)	-	(2)	-

Net Income	111	111	237	235
Less Net Income Attributable to Noncontrolling Interest	5	4	10	7

Net Income Attributable to SCE&G	106	107	227	228
Preferred Stock Cash Dividends Declared	-	1	-	5

Earnings Available to Common Shareholder	$106	$106	$227	$223

Dividends Declared on Common Stock	$51	$46	$145	$129

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
Millions of dollars	2010	2009
Cash Flows From Operating Activities:
Net income	$237	$235
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments, net of distribution	2	-
Deferred income taxes, net	152	42
Depreciation and amortization	204	211
Amortization of nuclear fuel	27	16
Allowance for equity funds used during construction	(16)	(22)
Carrying cost recovery	(3)	(4)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	(78)	93
Inventories	30	(111)
Prepayments and other	(81)	41
Regulatory assets	(89)	(108)
Regulatory liabilities	(5)	15
Accounts payable	12	(1)
Taxes accrued	(21)	26
Interest accrued	(3)	(5)
Changes in other assets	(11)	(33)
Changes in other liabilities	129	(17)
Net Cash Provided From Operating Activities	486	378
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(553)	(586)
Proceeds from investments and sale of assets	10	(3)
Nonutility property additions	(2)	22
Investment in affiliate	41	18
Purchase of investments	(43)	(5)
Net Cash Used For Investing Activities	(547)	(554)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	101	250
Repayment of long-term debt	(213)	(415)
Dividends	(144)	(133)
Contributions from parent	127	204
Short-term borrowings –affiliate, net	(6)	26
Short-term borrowings, net	81	208
Net Cash Provided From (Used For) Financing Activities	(54)	140
Net Increase (Decrease) In Cash and Cash Equivalents	(115)	(36)
Cash and Cash Equivalents, January 1	134	119
Cash and Cash Equivalents, September 30	$19	$83
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $8 and $18)	$132	$116
- Income taxes	31	(2)

Noncash Investing and Financing Activities:
Accrued construction expenditures	154	99

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2010	2009	2010	2009
Net Income	$111	$111	$237	$235
Other Comprehensive Income, net of tax:
Reclassification to net income - amortization of deferred
employee benefit plan costs, net of taxes	1	1	2	3
Total Comprehensive Income	112	112	239	238
Less comprehensive income attributable to noncontrolling interest	(5)	(5)	(10)	(12)
Comprehensive income available to common shareholder (1)	$107	$107	$229	$226

(1)  Accumulated other comprehensive loss totaled $31.0 million as of September 30, 2010 and $33.0 million as of December 31, 2009.

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

GENCO owns a coal-fired electric generating station with a 570 megawatt net generating capacity (summer rating). GENCO’s electricity is sold solely to SCE&G under the terms of power purchase and related operating agreements.  Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, fossil fuel and emission allowances.  The effects of these transactions are eliminated in consolidation.  Substantially all of GENCO’s property (carrying value of $499.7 million) serves as collateral for its long-term borrowings.

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

	September 30,	December 31,
Millions of dollars	2010	2009
Regulatory Assets:
Accumulated deferred income taxes	$167	$167
Under collections – electric fuel adjustment clause	43	55
Environmental remediation costs	26	19
Asset retirement obligations and related funding	279	265
Franchise agreements	46	50
Deferred employee benefit plan costs	297	306
Planned major maintenance	-	5
Deferred losses on interest rate derivatives	141	50
Other	30	19
Total Regulatory Assets	$1,029	$936

Regulatory Liabilities:
Accumulated deferred income taxes	$27	$29
Other asset removal costs	560	535
Storm damage reserve	46	44
Deferred gains on interest rate derivatives	26	29
Other	1	2
Total Regulatory Liabilities	$660	$639

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

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are expected to be recovered in retail electric rates in future periods.  These amounts are expected to be recovered in retail electric rates during the period October 2011 through April 2012.  SCE&G is allowed to recover interest on actual base fuel deferred balances through the recovery period.

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

Planned major maintenance related to certain fossil hydro turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved through specific SCPSC orders.  SCE&G collected $8.5 million annually through July 15, 2010, through electric rates to offset turbine maintenance expenditures.  After July 15, 2010, SCE&G began collecting $18.4 million annually for this purpose.  Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

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

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Other asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates.  During the nine months ended September 30, 2010 and 2009, SCE&G applied costs of $2.2 million and $1.6 million, respectively, to the reserve.  Pursuant to SCPSC’s July 2010 retail electric rate order approving an electric rate increase, SCE&G suspended collection of storm damage reserve funds indefinitely pending future SCPSC action and, effective January 2011, SCE&G will no longer apply tree trimming and vegetation management expenditures against the reserve.

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

C.            Affiliated Transactions

CGT transports natural gas to SCE&G to supply certain electric generation requirements and to serve SCE&G’s retail gas customers.  SCE&G had approximately $2.8 million payable to CGT for transportation services at September 30, 2010 and December 31, 2009.

SCE&G purchases natural gas and related pipeline capacity from SEMI to supply its Jasper County Electric Generating Station, Urquhart Electric Generation Station and to serve its retail gas customers.  Such purchases totaled approximately $52.1 million and $38.4 million for the three months ended September 30, 2010 and 2009 and $141.0 million and $117.4 million for the nine months ended September 30, 2010 and 2009, respectively.  SCE&G’s payables to SEMI for such purposes were $15.0 million and $13.3 million as of September 30, 2010 and December 31, 2009, respectively.

SCE&G owns 40% of Canadys Refined Coal, LLC and 10% of Cope Refined Coal, LLC, both involved in the manufacturing and selling of refined coal to reduce emissions.  SCE&G’s receivables from these affiliates were $13.5 million at September 30, 2010.  SCE&G’s payables to these affiliates were $13.6 million at September 30, 2010.  SCE&G accounts for these investments using the equity method.

Consolidated SCE&G participates in a utility money pool.  Money pool borrowings and investments bear interest at short-term market rates.  Consolidated SCE&G’s interest income and interest expense on money pool borrowings was $0.2 million for the nine months ended September 30, 2010 and was not significant for the nine months ended September 30, 2009.  At September 30, 2010 and December 31, 2009, Consolidated SCE&G owed an affiliate $64.0 million and $29.2 million, respectively.

D.            Pension and Other Postretirement Benefit Plans

Consolidated SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all permanent employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.   Consolidated SCE&G’s net periodic benefit cost for the pension plan was $4.0 million and $14.2 million for the three and nine months ended September 30, 2010, respectively, and $9.1 million and $25.9 million for the corresponding periods in 2009 (which include deferred amounts, see below).  Net periodic benefit cost for the postretirement plan was $2.9 million and $9.9 million for the three and nine months ended September 30, 2010, respectively, and was $3.0 million and $9.7 million for the corresponding periods in 2009.

Through July 15, 2010, the SCPSC allowed SCE&G to defer as a regulatory asset the amount of pension expense above that which is included in current rates for SCE&G’s retail electric and gas distribution regulated operations.  In connection with the SCPSC’s July 2010 retail electric rate order, SCE&G began deferring all pension expense or income related to retail electric operations as a regulatory asset or liability, as applicable.  Costs totaling $3.9 million and $14.5 million were deferred for the three and nine months ended September 30, 2010, respectively.  Costs totaling $7.8 million and $23.4 million were deferred for the corresponding periods in 2009.

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

Effective December 31, 2010, Consolidated SCE&G will adopt new accounting guidance that requires additional disclosures intended to assist financial statement users in assessing credit risk exposures and evaluating the adequacy of allowance for credit losses.  Consolidated SCE&G is continuing to evaluate this new guidance, but does not expect its initial adoption to impact Consolidated SCE&G’s results of operation, cash flows or financial position.

F.             Income Taxes

In the first quarter of 2010, in connection with a fuel cost recovery settlement (see Note 2), SCE&G accelerated the recognition of certain previously deferred state income tax credits.  In the second quarter of 2010, SCE&G revised (reduced) its estimate of the benefit to be realized from the domestic production activities deduction as a result of a change in method of accounting for certain repairs for tax purposes.  In the third quarter of 2010, in connection with the adoption of new retail electric base rates, and pursuant to an SCPSC order, SCE&G accelerated the recognition of additional previously deferred state income tax credits (see Note 2) and also adopted the flow through method of accounting for current and future state tax credits.

In the third quarter of 2010, in connection with the filing of its 2009 tax return and the change in method of accounting for certain repair costs referred to above, Consolidated SCE&G identified approximately $30.7 million of unrecognized tax benefit.  Because this method change is primarily a temporary difference, this additional benefit, if recognized, would not have a significant effect on the effective tax rate.  Within the next 12 months, it is reasonably possible that this unrecognized tax benefit could increase by as much as $12 million or decrease by as much as $30.7 million.  The events that could cause these changes are direct settlements with taxing authorities, legal or administrative guidance by relevant taxing authorities, or the lapse of an applicable statute of limitation.

Consolidated SCE&G recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses.  Consolidated SCE&G has not accrued any significant amount of interest expense related to unrecognized tax benefits or tax penalties.

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

On July 15, 2010, the SCPSC issued an order approving a 4.88% overall increase in SCE&G’s retail electric base rates and authorized an allowed return on common equity of 10.7%.  The SCPSC’s order adopted various stipulations among SCE&G, the ORS and other intervening parties.  Among other things, the SCPSC’s order included implementation of a pilot weather normalization mechanism for SCE&G’s electric customers, which began in August 2010, provided for a $25 million credit to SCE&G’s customers based on first quarter 2010 weather-related revenues, provided for a $48.7 million credit to SCE&G’s customers over two years to be offset by accelerated recognition of previously deferred state income tax credits and provided for the recovery of certain federally-mandated capital expenditures that had been included in utility plant but were not being depreciated.

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

In December 2009, SCE&G submitted to the FERC revised tariff sheets to change the network and point to point transmission rates under SCE&G’s OATT.  The request, if approved, would result in an annual revenue increase of approximately $5.6 million.  In compliance with the OATT, on March 1, 2010 pursuant to an order issued by the FERC, SCE&G implemented, subject to refund, the proposed tariff sheets.  On May 17, 2010, SCE&G submitted to the FERC as an informational filing its recalculated Annual Transmission Revenue Requirement or “Annual Update” for the period June 1, 2010 through May 31, 2011.  The FERC accepted the tariff sheets in the “Annual Update” and made them effective, subject to refund, as of June 1, 2010.

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

In February 2009, the SCPSC approved SCE&G’s combined application pursuant to the BLRA seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order relating to the proposed construction and operation by SCE&G and Santee Cooper of two new nuclear generating units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement, and construction contract under which they are being built.  The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with schedules, estimates and projections, including contingencies, as approved by the SCPSC.  As part of its order, the SCPSC approved the initial rate increase of $7.8 million, or 0.4%, related to recovery of the cost of capital on project expenditures through September 30, 2008, and the revised rates became effective for bills rendered on and after March 29, 2009.

In May 2009, two intervenors filed separate appeals of the order with the South Carolina Supreme Court.  With regard to the first appeal, which challenged the SCPSC’s prudency finding, the South Carolina Supreme Court issued an opinion on April 26, 2010, affirming the decision of the SCPSC.  As for the second appeal, the South Carolina Supreme Court reversed the SCPSC’s decision to allow SCE&G to include a pre-approved cost contingency fund and associated inflation (contingency reserve) as part of its anticipated capital costs allowed under the BLRA.  Without the contingency reserve, SCE&G must seek SCPSC approval for the recovery of any additional capital costs.  The Court’s ruling, however, does not affect the project schedule or disturb the SCPSC’s issuance of a certificate of environmental compatibility and public convenience and necessity, which is necessary to construct the new units.

As a result of the South Carolina Supreme Court’s decision, SCE&G anticipates filing with the SCPSC for approval of capital costs estimated to be between $150 million and $200 million, in 2007 dollars.  The costs in question would be incurred over the course of the construction project which is scheduled to be completed in 2019.  SCE&G anticipates completing the project within the original budget estimate that included the contingency reserve projection of $438 million in 2007 dollars and seeking SCPSC approval to reclassify these costs from contingency funds to specific budget categories.  SCE&G’s 55% share of the project’s cost (including costs paid from such contingency reserve) is $4.5 billion in 2007 dollars.

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation.  Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.  In September 2009, the SCPSC approved SCE&G’s annual revised rate request under the BLRA which constituted a $22.5 million or 1.1% increase to retail electric rates.  In October 2010, the SCPSC approved an increase of $47.3 million or 2.3%, under the BLRA for the annual revised rate adjustment filing.  The new retail electric rates will be effective for bills rendered on and after October 30, 2010.

Gas

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.   On October 15, 2010, pursuant to the annual RSA filing, the SCPSC approved a decrease in retail natural gas rates of $10.4 million or approximately 2.1%.  The rate adjustment will be effective with the first billing cycle of November 2010.  In October 2009, the SCPSC approved an increase in SCE&G’s retail natural gas base rates of $13.0 million under the terms of the RSA.  The rate adjustment was effective with the first billing cycle of November 2009.

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

Liquidity

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	Consolidated SCE&G (a)(b)
	September 30,	December 31,
Millions of dollars	2010	2009
Lines of credit:
Committed long-term
Total	$650	$650
LOC advances	-	100
Weighted average interest rate	-	.50%
Outstanding commercial paper (270 or fewer days)	335	254
Weighted average interest rate	.41%	.33%
Letters of credit supported by LOC	.3	.3
Available	315	296

(a)     Consolidated SCE&G’s committed long-term facilities serve to backup the issuance of commercial paper or to provide liquidity support.

(b)    As of September 30, 2010 and December 31, 2009, SCE&G and Fuel Company could issue commercial paper in the amounts of up to $350 million and $250 million, respectively.  Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of short-term commercial paper or LOC advances.

The committed long-term facilities were revolving lines of credit under credit agreements with a syndicate of banks which were scheduled to expire in December 2011.  As of September 30, 2010, these prior bank credit facilities supported the issuance of commercial paper by SCE&G (including Fuel Company).  When the commercial paper markets were dislocated (due to either price or availability constraints), the credit facilities were available to support the borrowing needs of SCE&G (including Fuel Company).  Wells Fargo Bank, N. A. provided 18.9% of the aggregate $650 million credit facilities, Bank of America, N. A. provided 14.3%, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provided 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provided 9.1%.  Three other banks provided the remaining 5.0%.  These prior credit agreements were terminated effective October 25, 2010.

On October 25, 2010, SCE&G (including Fuel Company) entered into Five-Year Credit Agreements in the amount of $1.1 billion which are schedule to expire in October 2015.  These credit agreements will be used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of SCFC, to finance or refinance the purchase of nuclear fuel, fossil fuel, and emission and other environmental allowances.  These new committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10% of the aggregate $1.1 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provide 8%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provide 5.3%.  Three other banks provide the remaining 6%. These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company).  The credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company), particularly when the commercial paper markets are dislocated (due to either price or availability constraints).

4.             COMMON EQUITY

Changes in common equity during the nine months ended September 30, 2010 and 2009 were as follows:

Millions of dollars	Common Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2010	$3,162	$97	$3,259
Capital contribution from parent	127	-	127
Net deferred costs of employee benefit plans	2	-	2
Dividends declared	(140)	(5)	(145)
Net income	227	10	237
Balance as of September 30, 2010	$3,378	$102	$3,480

Balance at January 1, 2009	$2,704	$95	$2,799
Capital contribution from parent	204	-	204
Dividends declared	(130)	(4)	(134)
Net income	228	7	235
Balance as of September 30, 2009	$3,006	$98	$3,104

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

Commodity Derivatives

SCE&G uses derivative instruments to hedge forward purchases of natural gas, which create market risks of different types.  Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations.  The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options, and over-the-counter instruments such as options and swaps, which are typically offered by energy and financial institutions.

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

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts for 2,740,000 DT at September 30, 2010 and 2,365,000 DT at December 31, 2009.  The Company was a party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $421.4 million at September 30, 2010 and $71.4 million at December 31, 2009.

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (a)	Value	Location (a)	Value
As of September 30, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$1	Other current liabilities	$64
	Prepayments and other	-	Other deferred credits	29
Total		$1		$93

As of December 31, 2009
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$4	Other deferred credits	$1

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	$1

(a)     Asset derivatives represent unrealized gains to Consolidated SCE&G, and liability derivatives represent unrealized losses.  In Consolidated SCE&G’s condensed consolidated balance sheet, unrealized gain and loss positions on commodity contracts with the same counterparty are reported as either a net asset or liability.

The effect of derivative instruments on the statements of income is as follows:

	Gain (Loss) Deferred	Gain (Loss) Reclassified from
Derivatives in Cash Flow	in Regulatory Accounts	Deferred Accounts into Income
Hedging Relationships	(Effective Portion)	(Effective Portion)
Millions of dollars		Location	Amount
Three Months Ended September 30, 2010
Interest rate contracts	$(36)	Interest expense	$(1)

Nine Months Ended September 30, 2010
Interest rate contracts	$(96)	Interest expense	$(2)

Three Months Ended September 30, 2009
Interest rate contracts	$(11)	Interest expense	$(1)

Nine Months Ended September 30, 2009
Interest rate contracts	$39	Interest expense	$(2)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as
Hedging Instruments
Millions of dollars	Location	2010	2009
Third Quarter
Commodity contracts	Gas purchased for resale	$-	$(6)

Year to date
Commodity contracts	Gas purchased for resale	$(2)	$(12)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were $(0.1) million and $(0.2) million, net of tax for the three and nine months ended September 30, 2010, and were $(0.8) million and $1.2 million, net of tax, for the three and nine months ended September 30, 2009, respectively.

Credit Risk Considerations

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that require Consolidated SCE&G to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of September 30, 2010, Consolidated SCE&G has posted $38.0 million of collateral related to derivatives with contingent provisions that are in a net liability position.  If all of the contingent features underlying these instruments were fully triggered as of September 30, 2010, Consolidated SCE&G would be required to post an additional $54.7 million of collateral to its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of September 30, 2010 is $92.7 million.

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

		Fair Value Measurements Using
		Quoted Prices in Active	Significant Other
		Markets for Identical Assets	Observable Inputs
Millions of dollars		(Level 1)	(Level 2)
As of September 30, 2010
Assets -	Interest rate contracts	$-	$1
Liabilities-	Interest rate contracts	-	93

As of December 31, 2009
Assets -	Interest rate contracts	$-	$4
	Commodity contracts	1	-
Liabilities -	Interest rate contracts	-	1

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

 The financial instruments for which the carrying amount may not equal estimated fair value at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,064.3	$3,520.6	$3,175.1	$3,330.4

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

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper, a one-third owner of Summer Station Unit 1) with Nuclear Electric Insurance Limited.  The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit retrospective assessments under certain conditions to cover insurer’s losses.  Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $14.2 million.

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

B.            Environmental

In December 2009, the EPA issued a final finding that atmospheric concentrations of GHG endanger public health and welfare within the meaning of Section 202(a) of the CAA.  The rule, which became effective in January 2010, enables the EPA to regulate GHG emissions under the CAA.  The EPA has committed to issue new rules regulating such emissions by November 2011.  On May 13, 2010, the EPA finalized the GHG Tailoring Rule, which sets thresholds for GHG emissions that define when permits under the New Source Review, the Prevention of Significant Deterioration , and the Title V Operation Permits programs are required for new and existing facilities (such as Consolidated SCE&G’s generating facilities).   Consolidated SCE&G expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

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

SCE&G has been named, along with 53 others, by the EPA as a PRP at the AER Superfund site located in Augusta, Georgia.  The EPA placed the site on the National Priorities List in April 2006.  AER conducted hazardous waste storage and treatment operations from 1975 to 2000, when the site was abandoned.  While operational, AER processed fuels from waste oils, treated industrial coolants and oil/water emulsions, recycled solvents and blended hazardous waste fuels.  During that time, SCE&G occasionally used AER for the processing of waste solvents, oily rags and oily wastewater.  The EPA and the State of Georgia have documented that a release or releases have occurred at the site leading to contamination of groundwater, surface water and soils.  The EPA and the State of Georgia have conducted a preliminary assessment and site inspection.  The PRPs funded a Remedial Investigation and Risk Assessment which was completed and approved by the EPA and funded a Feasibility Study that was completed in 2010.  A clean-up cost has been estimated and the PRPs have agreed to an allocation of those costs based primarily on volume and type of material each PRP sent to the site.  SCE&G does not believe that its allocation will have a material adverse impact on its results of operations, cash flows or financial condition.  Any cost allocated to SCE&G arising from the remediation of this site is expected to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC. SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $9.8 million.  In addition, the National Park Service of the Department of the Interior has made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina.  SCE&G expects to recover any cost arising from the remediation of these four sites through rates.  At September 30, 2010, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $26.0 million and are included in regulatory assets.

C.            Claims and Litigation

In May 2004, a purported class action lawsuit currently styled as Douglas E. Gressette and Mark Rudd, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Communications, Inc. was filed in South Carolina’s Circuit Court of Common Pleas for the Ninth Judicial Circuit.  The plaintiffs alleged that SCE&G made improper use of certain electric transmission easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCE&G’s electricity-related internal communications and asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment but did not assert a specific dollar amount for the claims.  SCE&G believes its actions are consistent with governing law and the applicable documents granting easements and rights-of-way.  In June 2007, the Circuit Court issued a ruling that limits the plaintiffs’ purported class to easement grantors situated in Charleston County, South Carolina.  In February 2008, the Circuit Court issued an order to conditionally certify the class, which remains limited to easements in Charleston County.  In July 2008, the plaintiffs’ motion to add SCI to the lawsuit as an additional defendant was granted.  This case, with Circuit Court approval in August 2010, has been tentatively settled as to all easements and rights-of-ways currently containing fiber optic communication lines in South Carolina, and the tentative settlement has been recognized.  The parties are proceeding to identify class members and resolve other settlement related issues.  While this settlement is subject to a fairness hearing before it is finally approved, SCE&G and SCI currently know of no reason why such approval will not be given.  This tentative settlement did not have a material adverse impact on Consolidated SCE&G’s results of operations, cash flows or financial condition.

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

SCE&G’s latest Integrated Resource Plan filed with the SCPSC on February 26, 2010 continues to support SCE&G’s need for 55% of the output of the two units.  SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the two units.  If Santee Cooper’s ownership interest in one or both of the units changes, SCE&G believes that one or more additional parties will be available to participate as joint owners.

SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the new units.  Any such project cost increase or delay could be material.

8.             SEGMENT OF BUSINESS INFORMATION

Consolidated SCE&G’s reportable segments are listed in the following table.  Consolidated SCE&G uses operating income to measure profitability for its regulated operations.  Therefore, earnings available to common share-holder are not allocated to the Electric Operations and Gas Distribution segments.  Intersegment revenues were not significant.

			Earnings
		Operating	Available to
	External	Income	Common	Segment
Millions of Dollars	Revenue	(Loss)	Shareholder	Assets
Three Months Ended September 30, 2010
Electric Operations	$708	$202	n/a
Gas Distribution	69	(4)	n/a
Adjustments/Eliminations	-	-	$106
Consolidated Total	$777	$198	$106

Nine Months Ended September 30, 2010
Electric Operations	$1,827	$427	n/a	$7,674
Gas Distribution	324	33	n/a	583
Adjustments/Eliminations	-	(1)	$227	2,061
Consolidated Total	$2,151	$459	$227	$10,318

			Earnings
		Operating	Available to
	External	Income	Common	Segment
	Revenue	(Loss)	Shareholder	Assets
Three Months Ended September 30, 2009
Electric Operations	$615	$182	n/a
Gas Distribution	66	(4)	n/a
Adjustments/Eliminations	-	-	$106
Consolidated Total	$681	$178	$106

Nine Months Ended September 30, 2009
Electric Operations	$1,639	$405	n/a	$7,122
Gas Distribution	294	22	n/a	550
Adjustments/Eliminations	-	(1)	$223	1,850
Consolidated Total	$1,933	$426	$223	$9,522

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

AS COMPARED TO THE CORRESPONDING PERIODS IN 2009

Net Income

Net income for Consolidated SCE&G was as follows:

	Third Quarter			Year to Date
Millions of dollars	2010	% Change	2009	2010	% Change	2009
Net income	$110.8	(0.36)%	$111.2	$237.2	0.6%	$235.7

Third Quarter

Net income decreased due to higher operating expenses of $7.4 million which are explained below and $12.9 million due to the tax benefit and related interest income arising from the resolution of an income tax uncertainty in 2009.  These decreases were partially offset by $18.6 million due to higher electric margin and $1.0 million due to higher gas margin.  All amounts are net of tax.

Year to Date

Net income increased by $39.2 million due to higher electric margin and $8.8 million due to higher gas margin.  These increases were partially offset by higher operating expenses of $16.8 million which are explained below, lower equity AFC of $6.7 million, higher interest expense of $12.0 million and $12.9 million due to the tax benefit and related interest income arising from the resolution of an income tax uncertainty in 2009.  All amounts are net of tax.

Dividends Declared

Consolidated SCE&G’s Board of Directors has declared the following dividends on common stock (all of which was held by SCANA) during 2010:

Declaration Date	Amount	Quarter Ended	Payment Date
February 11, 2010	$46.6 million	March 31, 2010	April 1, 2010
May 6, 2010	47.2 million	June 30, 2010	July 1, 2010
July 29, 2010	50.7 million	September 30, 2010	October 1, 2010
October 27, 2010	54.5 million	December 31, 2010	January 1, 2011

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

		Third Quarter			Year to Date
	Millions of dollars	2010	% Change	2009	2010	% Change	2009
	Operating revenues	$708.5	15.2%	$615.2	$1,827.1	11.5%	$1,639.1
Less:	Fuel used in electric generation	280.8	26.9%	221.2	739.9	23.6%	598.6
	Purchased power	6.7	*	3.1	11.7	6.4%	11.0
	Margin	$421.0	7.7%	$390.9	$1,075.5	4.5%	$1,029.5
	*Greater than 100%

MWh sales volumes related to the electric margin above, by class, were as follows:

		Third Quarter			Year to Date
	Classification (in thousands)	2010	% Change	2009	2010	% Change	2009
	Residential	2,603	10.8%	2,350	6,883	11.9%	6,153
	Commercial	2,236	5.9%	2,112	5,921	4.3%	5,676
	Industrial	1,567	8.3%	1,447	4,413	9.9%	4,014
	Sale for resale (excluding interchange)	558	(2.1)%	570	1,432	0.2%	1,429
	Other	167	5.7%	158	440	2.6%	429
	Total territorial	7,131	7.4%	6,637	19,089	7.8%	17,701
	Negotiated Market Sales Tariff (NMST)	25	56.3%	16	52	(67.1)%	158
	Total	7,156	7.6%	6,653	19,141	7.2%	17,859

Third Quarter

Margin increased by $19.9 million due to higher SCPSC—approved retail electric base rates in July 2010 and by $8.2 million due to an increase in base rates approved by the SCPSC under the BLRA.  These increases were partially offset by a reduction in usage, net of growth, of $1.5 million.

Territorial sales volume increased by approximately 380 MWh due to increased average use and the effects of weather and approximately 120 MWh due to higher industrial sales volumes.

Year to Date

Margin increased by $19.9 million due to higher SCPSC-approved retail electric base rates in July 2010 and by $21.6 million due to an increase in base rates approved by the SCPSC under the BLRA.  In addition, margin increased by $34.3 million due to higher residential and commercial customer usage, by $2.3 million due to higher industrial sales, by $6.3 million due to customer growth and by $4.2 million due to higher transmission revenue and off system sales.  Although weather was abnormally cold in the first quarter of 2010 and significantly colder than in the same period in 2009, estimated incremental revenues of $25 million associated with this weather were deferred (see Note 2).  Also, margin in the first quarter of 2010 was adjusted downward by $17.4 million to offset the acceleration of the recognition of previously deferred state income tax credits pursuant to an SCPSC regulatory order issued in connection with SCE&G’s annual fuel cost proceeding.  (See also discussion at “Income Taxes”).

Territorial sales volume increased by approximately 960 MWh due to increased average use and the effects of weather and approximately 400 MWh due to higher industrial sales volumes.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2010	% Change	2009	2010	% Change	2009
Operating revenues	$69.3	5.3%	$65.8	$324.3	10.2%	$294.3
Less: Gas purchased for resale	46.3	3.8%	44.6	213.0	7.9%	197.4
Margin	23.0	8.5%	21.2	$111.3	14.9%	$96.9

DT sales volumes by class, including transportation gas, were as follows:

	Third Quarter			Year to Date
Classification (in thousands)	2010	% Change	2009	2010	% Change	2009
Residential	605	(5.8)%	642	9,787	20.6%	8,113
Commercial	2,130	(1.6)%	2,164	9,417	3.8%	9,076
Industrial	4,126	11.2%	3,711	12,305	14.1%	10,785
Total	6,861	5.3%	6,517	31,509	12.6%	27,974
Transportation gas	7,804	4.7%	7,451	16,457	5.9%	15,537

Third Quarter

Operating revenues and gas purchased for resale increased primarily due to increased customer usage.  Margin increased $1.8 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2009.  Total DT sales volumes increased primarily due to increased industrial customer usage.

Year to Date

Operating revenues and gas purchased for resale increased primarily due to increased customer usage.  Margin increased $4.6 million due to increased customer usage and $8.9 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2009.  Effective with the first billing cycle of November 2010, retail gas base rates will decrease by 2.1% (See Note 2).  Total DT sales volumes increased primarily due to increased residential and industrial customer usage.

Other Operating Expenses

Other operating expenses were as follows:

	Third Quarter			Year to Date
Millions of dollars	2010	% Change	2009	2010	% Change	2009
Other operation and maintenance	$131.5	5.5%	$124.6	$391.1	4.6%	$374.0
Depreciation and amortization	68.7	1.6%	67.6	201.5	(0.7)%	203.0
Other taxes	45.4	9.1%	41.6	135.0	9.3%	123.5

Third Quarter

Other operation and maintenance expenses increased by $0.9 million due to higher incentive compensation and other benefits and by $4.2 million due to higher generation, transmission and distribution expenses. Depreciation and amortization expense increased due to net property additions, partially offset by the adoption of new, lower depreciation rates in late 2009.  Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased by $6.3 million due to higher incentive compensation and other benefits, by $9.2 million due to higher generation, transmission and distribution expenses and by $1.4 million due to higher customer service expenses and general expenses.  Depreciation and amortization expense decreased due to the adoption of new, lower depreciation rates in late 2009, partially offset by net property additions.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities.   Other income (expense) decreased in 2010 compared to 2009 primarily due to interest income arising from the resolution of an income tax uncertainty in 2009.

Resolution of Economic Impact Zone Tax Credit Uncertainty

In September 2009, as a result of a favorable decision by the South Carolina Supreme Court regarding SCE&G’s EIZ Credits, SCE&G recorded the refund of the previously contested EIZ Credits of $15.3 million and an additional $14.3 million of interest income.  SCE&G recorded a multi-year catch-up adjustment in the third quarter 2009 of approximately $6.3 million ($4.0 million after federal tax effect) as a reduction in income taxes.    The interest income of $14.3 million ($8.8 million after tax effect) was recorded in the third quarter of 2009 within other income.

Pension Cost

Pension cost was recorded on Consolidated SCE&G’s income statements and balance sheets as follows:

	Third Quarter		Year to Date
Millions of dollars	2010	2009	2010	2009

Income Statement Impact:
Employee benefit costs	$(0.3)	$(1.1)	$(2.4)	$(3.3)
Other income	(1.2)	(1.0)	(3.2)	(3.0)
Balance Sheet Impact:
Capital expenditures	1.1	2.7	4.0	6.8
Component of amount due from Summer Station co-owner	0.5	0.7	1.3	2.0
Regulatory asset	3.9	7.8	14.5	23.4
Total Pension Cost	4.0	9.1	$14.2	$25.9

No contribution to the pension trust will be necessary in or for 2010, nor will limitations on benefit payments apply.  Through July 15, 2010, the SCPSC allowed SCE&G to defer as a regulatory asset the amount of pension cost above that which was included in rates for its retail electric and gas distribution regulated operations.  In connection with the SCPSC’s July 2010 electric rate order, SCE&G began deferring all pension expense and income related to retail electric operations as a regulatory asset or regulatory liability, as applicable.  These costs will be deferred until such time as future rate recovery is provided for by the SCPSC.

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

Interest Expense

Interest charges increased primarily due to increased borrowings and lower AFC.

Income Taxes

Third Quarter

Income taxes (and the effective tax rate) were approximately the same in the third quarter of 2010 as in the third quarter of 2009.

Year to Date

Income taxes (and the effective tax rate) for the nine months ended September 30, 2010 were lower than the same period in 2009 primarily due to lower income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item, as well as by the recognition of certain previously deferred state income tax credits pursuant to the settlement of a fuel cost recovery proceeding in the first quarter of 2010 (see also the discussion at “Electric Operations”).

LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities.  Consolidated SCE&G expects that, barring further impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2010 was 3.25 and 3.12, respectively.

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

During the period ended September 30, 2010, SCE&G has received from SCANA equity contributions of $127 million. Proceeds were received from SCANA’s various compensation and dividend reinvestment programs.  The contributed funds were used to finance capital expenditures, including the construction of new nuclear units, and for general corporate purposes.

SCE&G and GENCO have obtained FERC authority to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act).  SCE&G may issue up to $1.2 billion of unsecured promissory notes or commercial paper with maturity of one year or less, and GENCO may issue up to $150 million of short-term indebtedness.  FERC’s approval expires in October 2012.

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	Consolidated SCE&G (a)(b)
	September 30,	December 31,
Millions of dollars	2010	2009
Lines of credit:
Committed long-term
Total	$650	$650
LOC advances	-	100
Weighted average interest rate	-	.50%
Outstanding commercial paper (270 or fewer days)	335	254
Weighted average interest rate	.41%	.33%
Letters of credit supported by LOC	.3	.3
Available	315	296

(a)                            Consolidated SCE&G’s committed long-term facilities serve to backup the issuance of commercial paper or to provide liquidity support.

(b)                           As of September 30, 2010 and December 31, 2009, SCE&G and Fuel Company could issue commercial paper in the amounts of up to $350 million and $250 million, respectively.  Nuclear and fossil fuel inventories and emission allowances are financed through the issuance by Fuel Company of short-term commercial paper or LOC advances.

The committed long-term facilities were revolving lines of credit under credit agreements with a syndicate of banks which were scheduled to expire in December 2011.  As of September 30, 2010, these prior bank credit facilities supported the issuance of commercial paper by SCE&G (including Fuel Company).  When the commercial paper markets were dislocated (due to either price or availability constraints), the credit facilities were available to support the borrowing needs of SCE&G (including Fuel Company).  Wells Fargo Bank, N. A. provided 18.9% of the aggregate $650 million credit facilities, Bank of America, N. A. provided 14.3%, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provided 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provided 9.1%.  Three other banks provided the remaining 5.0%.  These prior credit agreements were terminated effective October 25, 2010.

As of September 30, 2010, Consolidated SCE&G had no amounts outstanding under its $650 million facilities, had approximately $335 million in commercial paper borrowings outstanding, was obligated under $0.3 million in LOC-supported letters of credit and had approximately $24 million in cash and temporary investments.  Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity.

At September 30, 2010, Consolidated SCE&G had net available liquidity of approximately $339 million.  Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 17 years and bears an average cost of 6.07%.  A significant portion of long-term debt, other than credit facility draws, bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

On October 25, 2010, SCE&G (including Fuel Company) entered into Five-Year Credit Agreements in the amount of $1.1 billion which are scheduled to expire in October 2015.  These credit agreements will be used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of SCFC, to finance or refinance the purchase of nuclear fuel, fossil fuel, and emission and other environmental allowances.  These new committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10% of the aggregate $1.1 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provide 8%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provide 5.3%.  Three other banks provide the remaining 6%. These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company).  The credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company), particularly when the commercial paper markets are dislocated (due to either price or availability constraints),

OTHER MATTERS

Off-Balance Sheet Transactions

SCE&G does not hold significant investments in unconsolidated special purpose entities.  SCE&G also does not engage in off-balance sheet financing or similar transactions, although it is party to operating leases in the normal course of business, generally for office space, furniture, equipment and rail cars, none of which are considered significant.

Nuclear Generation

SCE&G and Santee Cooper have entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of Summer Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the units, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Assuming timely receipt of federal approvals and construction proceeding as scheduled, the first unit is expected to be completed and in service in 2016, and the second in 2019.  SCE&G’s share of the estimated cash outlays (future value) totals approximately $6.0 billion for plant costs and for related transmission infrastructure costs, which costs are projected based on historical one-year and five year escalation rates as required by the SCPSC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk-The table below provides information about long-term debt issued by the Company and other financial instruments that are sensitive to changes in interest rates.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the figures shown reflect notional amounts, weighted average interest rates and related maturities.  Fair values for debt represent quoted market prices.  Interest rate swap agreements are valued using discounted cash flow models with independently sourced data.

	Expected Maturity Date
September 30, 2010 Millions of dollars	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	3.7	164.9	11.0	156.7	42.5	2,602.7	2,981.5	3,437.9
Average Fixed Interest Rate (%)	7.78	6.71	4.98	7.06	4.97	5.89	5.98	-
Variable Rate ($)	-	-	-	-	-	71.4	71.4	71.4
Average Variable Interest Rate (%)	-	-	-	-	-	.34	.34	-
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	-	350.0	-	-	-	71.4	421.4	(88.0)
Average Pay Interest Rate (%)	-	4.73	-	-	-	3.29	4.48	-
Average Receive Interest Rate (%)	-	.29	-	-	-	.28	.29	-

For further discussion of changes in long-term debt and interest rate derivatives, see ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES and also Notes 3, 5 and 6 of the condensed consolidated financial statements.

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

Expected Maturity:
Options
Purchased Call
2010	(Long)
Strike Price (a)	5.88
Contract Amount (b)	5.4
Fair Value (b)	-

2011
Strike Price (a)	5.64
Contract Amount (b)	10.3
Fair Value (b)	0.2

(a)Weighted average, in dollars

(b)Millions of dollars

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2010, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2010, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On November 1, 2010, SCANA entered into an indemnification agreement with each of its directors and the following officers of SCANA and/or its subsidiaries: Jimmy E. Addison, Jeffrey B. Archie, Sarena D. Burch, Stephen A. Byrne, George J. Bullwinkel, Jr., Mark R. Cannon, Gina S. Champion, Paul V. Fant, James P. Hudson, Ronald T. Lindsay, Kevin B. Marsh, Charles B. McFadden, Francis P. Mood, and James E. Swan, IV.

The indemnification agreements generally provide that SCANA will indemnify each of the covered directors and officers for claims arising in such person’s capacity as a director, officer, employee or other agent of SCANA or its subsidiaries, provided that, among other things, such director and/or officer acted in good faith and with a view to the best interests of SCANA and, with respect to any criminal proceeding, had no reasonable grounds for believing that his or her conduct was unlawful. The indemnification agreements also provide for payment for or reimbursement of reasonable expenses incurred by an indemnitee who is a party to a proceeding in advance of final disposition of the proceeding under certain circumstances.

The above description of the indemnification agreements is qualified in its entirety by reference to the form of indemnification agreement that is attached to this Quarterly Report on Form 10-Q as Exhibit 10.01 and incorporated herein by reference.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

	By:	/s/James E. Swan, IV
November 4, 2010		James E. Swan, IV
Controller
(Principal accounting officer)

EXHIBIT INDEX

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

3.01	X		Restated Articles of Incorporation of SCANA, as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)

3.02	X		Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)

3.03		X	Restated Articles of Incorporation of SCE&G, as adopted on December 30, 2009 (Filed as Exhibit 1 to Form 8-A (File Number 000-53860) and incorporated by reference herein)

3.04	X		By-Laws of SCANA as amended and restated as of February 19, 2009 (Filed as Exhibit 3.01to Form 8-K filed February 23, 2009 and incorporated by reference herein)

3.05		X	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)

10.01	X		Form of Indemnification Agreement (Filed herewith)

31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

32.01	X		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.02	X		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.03		X	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.04		X	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

101. INS*	X		XBRL Instance Document

101. SCH*	X		XBRL Taxonomy Extension Schema

101. CAL*	X		XBRL Taxonomy Extension Calculation Linkbase

101. DEF*	X		XBRL Taxonomy Extension Definition Linkbase

101. LAB*	X		XBRL Taxonomy Extension Label Linkbase

101. PRE*	X		XBRL Taxonomy Extension Presentation Linkbase

*   Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.