Form 10-Q/A
period 2011-03-31
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2011-08-03
CIK 91882, 754737

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q of SCANA Corporation (“SCANA”) and South Carolina Electric & Gas Company (“SCE&G”) for the quarter ended March 31, 2011  (the “Form 10-Q”) is being filed to amend Exhibit 10.01 thereto (the “Exhibit”) in connection with SCANA’s and SCE&G’s confidential treatment request for certain portions of the Exhibit.  No changes are being made to any other portions of the Form 10-Q originally filed.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
August 3, 2011	James E. Swan, IV
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

10.02*	X	X	Independent Contractor Agreement between SCANA Corporation and William B. Timmerman dated January 7, 2011 (Previously Filed)
31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Previously Filed)

31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Previously Filed)

31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Previously Filed)

31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Previously Filed)
31.05	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.06	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

31.07		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.08		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

32.01	X		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Previously Furnished)

32.02	X		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Previously Furnished)
32.03		X	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Previously Furnished)
32.04		X	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Previously Furnished)