Form 10-Q
period 2011-06-30
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2011-08-04
CIK 91882, 754737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at July 27, 2011
SCANA Corporation	Without Par Value	129,019,800
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)

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

JUNE 30, 2011

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

(10)	payment by counterparties as and when due;

(11)	the results of efforts to license, site, construct and finance facilities for baseload electric generation and transmission;

(12)	maintaining creditworthy joint venture partners for SCE&G’s new nuclear generation project;

(13)	the ability of suppliers, both domestic and international, to timely provide the components, parts, tools, equipment and other supplies needed for our construction program, operations and maintenance;

(14)

the availability of fuels such as coal, natural gas and enriched uranium used to produce electricity; the availability of purchased power and natural gas for distribution; the level and volatility of future market prices for such fuels and purchased power; and the ability to recover the costs for such fuels and purchased power;

(15)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(16)	labor disputes;

(17)	performance of SCANA’s pension plan assets;

(18)	changes in taxes;

(19)	inflation or deflation;

(20)	compliance with regulations; and

(21)	the other risks and uncertainties described from time to time in the periodic reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BLRA	Base Load Review Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
CUT	Customer Usage Tracker
DHEC	South Carolina Department of Health and Environmental Control
DSM Programs	Demand reduction and energy efficiency programs
DT	Dekatherms
Duke	Duke Energy Carolinas
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
eWNA	Pilot Electric WNA
FEIS	Final Environmental Impact Statement
FERC	United States Federal Energy Regulatory Commission
FMPA	Florida Municipal Power Agency
Fuel Company	South Carolina Fuel Company, Inc.
GENCO	South Carolina Generating Company, Inc.
GWh	Gigawatt hour
LLC	Limited Liability Company
LOC	Lines of credit
MGP	Manufactured Gas Plant
NASDAQ	The NASDAQ Stock Market, Inc.
NCUC	North Carolina Utilities Commission
New Units	Nuclear Units 2 and 3 to be constructed at Summer Station
NRC	United States Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
ORS	South Carolina Office of Regulatory Staff
OUC	Orlando Utilities Commission
PGA	Purchased Gas Adjustment
PRP	Potentially Responsible Party
PSNC Energy	Public Service Company of North Carolina, Incorporated
Retail Gas Marketing	SCANA Energy
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCPSC	Public Service Commission of South Carolina
SCR	Selective Catalytic Reactor
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
Summer Station	V. C. Summer Nuclear Station
USACE	United States Army Corps of Engineers
VIE	Variable Interest Entity
Westinghouse	Westinghouse Electric Company LLC
WNA	Weather Normalization Adjustment

SCANA CORPORATION

FINANCIAL SECTION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCANA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
Millions of dollars	2011	2010
Assets

Utility Plant In Service	$11,901	$11,714
Accumulated Depreciation and Amortization	(3,599)	(3,495)
Construction Work in Progress	1,284	1,081
Nuclear Fuel, Net of Accumulated Amortization	133	132
Goodwill, net of accumulated amortization and writedown of $276	230	230
Utility Plant, Net	9,949	9,662

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $127 and $118	302	299
Assets held in trust, net-nuclear decommissioning	80	76
Other investments	87	78
Nonutility Property and Investments, Net	469	453

Current Assets:
Cash and cash equivalents	166	55
Receivables, net of allowance for uncollectible accounts of $6 and $9	627	837
Inventories (at average cost):
Fuel and gas supply	284	316
Materials and supplies	128	125
Emission allowances	4	6
Prepayments and other	207	271
Deferred income taxes	19	21
Total Current Assets	1,435	1,631

Deferred Debits and Other Assets:
Regulatory assets	1,128	1,061
Other	163	161
Total Deferred Debits and Other Assets	1,291	1,222
Total	$13,144	$12,968

	June 30,	December 31,
Millions of dollars	2011	2010
Capitalization and Liabilities

Common Equity	$3,805	$3,702
Long-Term Debt, net	4,379	4,152
Total Capitalization	8,184	7,854

Current Liabilities:
Short-term borrowings	546	420
Current portion of long-term debt	286	337
Accounts payable	379	526
Customer deposits and customer prepayments	96	100
Taxes accrued	83	146
Interest accrued	74	72
Dividends declared	63	61
Derivative financial instruments	20	65
Other	106	140
Total Current Liabilities	1,653	1,867

Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,429	1,391
Deferred investment tax credits	43	56
Asset retirement obligations	510	497
Other postretirement benefits	205	202
Regulatory liabilities	931	913
Other	189	188
Total Deferred Credits and Other Liabilities	3,307	3,247

Commitments and Contingencies (Note 9)	-	-
Total	$13,144	$12,968

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except per share amounts	2011	2010	2011	2010
Operating Revenues:
Electric	$616	$575	$1,174	$1,115
Gas - regulated	135	137	497	567
Gas - nonregulated	249	227	610	685
Total Operating Revenues	1,000	939	2,281	2,367

Operating Expenses:
Fuel used in electric generation	251	222	462	456
Purchased power	8	3	10	5
Gas purchased for resale	297	277	810	936
Other operation and maintenance	165	167	334	339
Depreciation and amortization	86	83	172	166
Other taxes	51	50	103	98
Total Operating Expenses	858	802	1,891	2,000

Operating Income	142	137	390	367

Other Income (Expense):
Other income	11	14	24	27
Other expenses	(9)	(9)	(19)	(19)
Interest charges, net of allowance for borrowed funds used during construction of $3, $3, $5 and $5	(70)	(66)	(139)	(131)
Allowance for equity funds used during construction	5	7	8	10
Total Other Expense	(63)	(54)	(126)	(113)

Income Before Income Tax Expense	79	83	264	254
Income Tax Expense	23	29	80	74
Income Available to Common Shareholders of SCANA	$56	$54	$184	$180

Per Common Share Data
Basic Earnings Per Share of Common Stock	$.44	$.43	$1.44	$1.45
Diluted Earnings Per Share of Common Stock	$.43	$.43	$1.42	$1.45
Weighted Average Common Shares Outstanding (millions)
Basic	128.5	125.2	128.2	124.5
Diluted	129.7	125.4	129.4	124.6
Dividends Declared Per Share of Common Stock	$.485	$.475	$.97	$.95

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
Millions of dollars	2011	2010
Cash Flows From Operating Activities:
Net income	$184	$180
Adjustments to reconcile net income to net cash provided from operating activities:
Earnings from equity method investments, net of distributions	1	(1)
Deferred income taxes, net	45	116
Depreciation and amortization	173	174
Amortization of nuclear fuel	14	18
Allowance for equity funds used during construction	(8)	(10)
Carrying cost recovery	-	(3)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	210	100
Inventories	8	30
Prepayments and other	57	(19)
Regulatory liabilities	(6)	(3)
Accounts payable	(93)	(53)
Taxes accrued	(63)	(134)
Interest accrued	2	1
Regulatory assets	(28)	(90)
Changes in other assets	(12)	(8)
Changes in other liabilities	(59)	62
Net Cash Provided From Operating Activities	425	360
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(466)	(432)
Proceeds from investments	10	8
Nonutility property additions	(11)	(15)
Purchase of investments	(13)	(22)
Settlements of interest rate contracts	(61)	-
Net Cash Used For Investing Activities	(541)	(461)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	50	106
Proceeds from issuance of long-term debt	796	203
Repayment of long-term debt	(623)	(67)
Dividends	(122)	(117)
Short-term borrowings, net	126	(104)
Net Cash Provided From Financing Activities	227	21
Net Increase (Decrease) In Cash and Cash Equivalents	111	(80)
Cash and Cash Equivalents, January 1	55	162
Cash and Cash Equivalents, June 30	$166	$82

Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $5 and $5)	$134	$132
- Income taxes	-	55

Noncash Investing and Financing Activities:
Accrued construction expenditures	125	95
Capital leases	2	6

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2011	2010	2011	2010
Net Income	$56	$54	$184	$180
Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains (losses) arising during period, net	(15)	(29)	(13)	(40)
Reclassified to net income:
Losses on cash flow hedging activities	1	4	6	9
Amortization of deferred employee benefit plan costs, net of taxes	-	-	-	1
Comprehensive income attributable to SCANA Corporation (1)	$42	$29	$177	$150

(1)  Accumulated other comprehensive loss totaled $53.2 million as of June 30, 2011 and $46.6 million as of
December 31, 2010.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

A reconciliation of the weighted average number of common shares for year to date June 30 for basic and dilutive purposes is as follows:

	Quarterly		Year to Date
In Millions	2011	2010	2011	2010
Weighted Average Shares Outstanding - Basic	128.5	125.2	128.2	124.5
Net effect of dilutive stock-based compensation plans and equity forward contracts	1.2	0.2	1.2	0.1
Weighted Average Shares - Diluted	129.7	125.4	129.4	124.6

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  At June 30, 2011, such counterparties held 47% of PSNC Energy’s natural gas inventory, with a carrying value of $18.5 million, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees.  No fees are received under supply service agreements.  The agreements expire at various times through March 31, 2013.

New Accounting Matter

Effective for the first quarter of 2012, the Company will adopt accounting guidance that revises how comprehensive income is presented in its financial statements.  The Company does not expect the adoption of this guidance to impact results of operations, cash flows or financial position.

2.                                       RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric

SCE&G’s retail electric rates are established in part by using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G.  Effective with the first billing cycle of May 2010, the SCPSC approved a settlement agreement authorizing SCE&G to decrease the fuel cost portion of its electric rates.  The settlement agreement incorporated SCE&G’s proposal to accelerate the recognition of $17.4 million of previously deferred state income tax credits and record an offsetting reduction to the recovery of fuel costs.  In addition, SCE&G agreed to defer recovery of its actual undercollected base fuel costs as of April 30, 2010 until May 2011.  SCE&G is allowed to charge and accrue carrying costs monthly on the actual base fuel costs undercollected balance as of the end of each month during this deferral period.  In February 2011, SCE&G requested authorization to increase the cost of fuel component of its retail electric rates to be effective with the first billing cycle of May 2011.  On March 17, 2011, SCE&G, ORS and SCEUC entered into a settlement agreement in which SCE&G agreed to recover its actual base fuel under-collected balance as of April 30, 2011 over a two year period commencing with the first billing cycle of May 2011.  The settlement agreement also provided that SCE&G would be allowed to charge and accrue carrying costs monthly on the deferred balance.  By order dated April 26, 2011, the SCPSC approved the settlement agreement and authorized SCE&G to adjust the cost of fuel component of its retail electric rates effective with the first billing cycle of May 2011.

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

On July 15, 2010, the SCPSC issued an order approving the implementation by SCE&G of certain DSM Programs, including the establishment of an annual rider to allow recovery of the costs and lost net margin revenue associated with DSM Programs, along with an incentive for investing in such programs. The SCPSC’s order approved various settlement agreements among SCE&G, the ORS and other intervening parties. On July 27, 2010, SCE&G filed the rate rider tariff sheet for DSM Programs with the SCPSC. The tariff rider was applied to bills rendered on or after October 30, 2010. The order requires that SCE&G submit annual filings to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentive and net program benefits.  In January 2011, SCE&G submitted to the SCPSC its annual update on DSM Programs.  Included in the filing was a petition to update the rate rider to provide for the recovery of costs, lost net margin revenue, and the approved shared savings incentive for investing in such DSM Programs.  By order dated May 24, 2011, the SCPSC approved the updated rate rider and authorized SCE&G to increase its rates for DSM Programs as set forth in its petition.

In December 2009, SCE&G submitted to the FERC revised tariff sheets to change the network and point to point transmission rates under SCE&G’s OATT. This initial request, if approved, would result in an annual revenue increase of approximately $5.6 million. On February 26, 2010, the FERC accepted SCE&G’s initial filing and set the filing for hearing and settlement procedures.  In compliance with the OATT, on March 1, 2010 pursuant to an order issued by the FERC, SCE&G implemented, subject to refund, the proposed tariff sheets.   On May 12, 2011, SCE&G filed a motion to implement interim rates pending FERC action on a full settlement agreement, which the Chief Administrative Law Judge granted on May 13, 2011. On the same day, SCE&G filed a full settlement agreement.  As required by SCE&G’s protocols, on May 16, 2011, SCE&G submitted to the FERC as an informational filing its recalculated Annual Transmission Revenue Requirement or “Annual Update” which conforms to the settlement agreement, effective for the period June 1, 2011 through May 31, 2012.  The settlement agreement was certified as an uncontested settlement on June 30, 2011 and is pending final consideration by FERC.

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

In May 2009, two intervenors filed separate appeals of the order with the South Carolina Supreme Court. With regard to the first appeal, which challenged the SCPSC’s prudency finding, the South Carolina Supreme Court issued an opinion on April 26, 2010, affirming the decision of the SCPSC. As for the second appeal, the South Carolina Supreme Court reversed the SCPSC’s decision to allow SCE&G to include a pre-approved cost contingency fund and associated inflation (contingency reserve) as part of its anticipated capital costs allowed under the BLRA. SCE&G’s share of the project, as originally approved by the SCPSC, is $4.5 billion in 2007 dollars. Approximately $438 million represented contingency costs associated with the project. Without the pre-approved contingency reserve, SCE&G must seek SCPSC approval for the recovery of any additional capital costs. The Court’s ruling, however, does not affect the project schedule or disturb the SCPSC’s issuance of a certificate of environmental compatibility and public convenience and necessity, which is required to construct the New Units. On November 15, 2010, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost schedule that reflects the removal of the contingency reserve and incorporates presently identifiable capital costs of $173.9 million, and by order dated May 16, 2011, the SCPSC approved the updated capital costs schedule as  outlined in the petition.

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%. In September 2009, the SCPSC approved SCE&G’s annual revised rate request under the BLRA which constituted a $22.5 million or 1.1% increase to retail electric rates. In October 2010, the SCPSC approved an increase of $47.3 million or 2.3%, under the BLRA for the annual revised rates adjustment filing. The new retail electric rates were effective for bills rendered on and after October 30, 2010.  On May 27, 2011, SCE&G filed with the SCPSC its annual request for revised rates under the BLRA seeking authorization to revise its retail electric rates so as to recover the costs of capital associated with the construction of the new nuclear units during the 12 months ended June 30, 2011.  If approved, SCE&G expects this request will constitute a $58.5 million or 2.7% increase to retail electric rates effective for bills rendered on or after October 30, 2011.

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  On October 15, 2010, pursuant to the annual RSA filing, the SCPSC approved a decrease in retail natural gas rates of $10.4 million or approximately 2.1%.  The rate adjustment was effective with the first billing cycle of November 2010.  On June 15, 2011, SCE&G filed an application with the SCPSC requesting an increase in retail natural gas rates of $8.64 million or 2.14% under the terms of the RSA.  If approved, the new rates would become effective with the first billing cycle of November 2011.

SCE&G’s natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities. SCE&G’s gas rates are calculated using a methodology which adjusts the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G’s gas purchasing policies and procedures was conducted in November 2010, before the SCPSC. The SCPSC issued an order in December 2010 finding that SCE&G’s gas purchasing policies and practices during the review period of August 1, 2009, through July 31, 2010, were reasonable and prudent.  The next annual PGA hearing before the SCPSC has been scheduled for November 10, 2011.

In February 2011, the ORS submitted a request to the SCPSC to suspend SCE&G’s natural gas hedging program.  SCE&G responded in March 2011 indicating no objection to the ORS’s request.  The SCPSC issued an order directing staff to schedule an Oral Argument Information Briefing regarding this matter, which was held in April 2011.  In May 2011, the SCPSC directed its staff to schedule a hearing so that the SCPSC could receive testimony from electric and gas utilities concerning the market for natural gas and the need for natural gas hedging.  In June 2011, the ORS withdrew its petition requesting that the SCPSC suspend SCE&G’s natural gas hedging program.

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

CGT

On April 29, 2011 CGT filed for a rate increase with the FERC.  The filing was in the form of a settlement agreement negotiated by CGT and its customers.  On July 5, 2011 the FERC approved the settlement agreement with minimal changes. The order approved the new rates to be effective November 1, 2011, as requested.

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

	June 30,	December 31,
Millions of dollars	2011	2010
Regulatory Assets:
Accumulated deferred income taxes	$210	$210
Under-collections - electric fuel adjustment clause	59	25
Environmental remediation costs	31	32
AROs and related funding	310	298
Franchise agreements	42	45
Deferred employee benefit plan costs	321	326
Planned major maintenance	19	6
Deferred losses on interest rate derivatives	90	83
Other	46	36
Total Regulatory Assets	$1,128	$1,061

Regulatory Liabilities:
Accumulated deferred income taxes	$25	$26
Asset removal costs	804	780
Storm damage reserve	36	38
Monetization of bankruptcy claim	36	37
Deferred gains on interest rate derivatives	25	26
Other	5	6
Total Regulatory Liabilities	$931	$913

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

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are expected to be recovered in retail electric rates in future periods.  These amounts are expected to be recovered in retail electric rates during the period July 2012 through April 2013.  SCE&G is allowed to accrue interest on the base fuel deferred balances through the recovery period.

Environmental remediation costs represent costs associated with the assessment and clean-up of MGP sites currently or formerly owned by the Company.  These regulatory assets are expected to be recovered over periods of up to approximately 18 years.

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

Deferred losses or gains on interest rate derivatives represent the effective portions of changes in fair value and payments made or received upon termination of certain interest rate derivatives designated as cash flow hedges.  These amounts are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates.  During the six months ended June 30, 2011 and 2010, SCE&G applied costs of $1.8 million and $1.5 million, respectively, to the reserve.  Pursuant to the SCPSC’s July 2010 retail electric rate order approving an electric rate increase, SCE&G suspended collection of storm damage reserve funds indefinitely, pending future SCPSC action.

The monetization of bankruptcy claim represents proceeds from the sale of a bankruptcy claim which are expected to be amortized into operating revenue through February 2024.

The SCPSC, the NCUC or the FERC have reviewed and approved through specific orders most of the items shown as regulatory assets.   In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company.  In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, the Company could be required to write off its regulatory assets and liabilities.  Such an event could have a material adverse effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

3.             COMMON EQUITY

SCANA issued common stock valued at $50.1 million (at time of issue) during the six months ended June 30, 2011 through various compensation and dividend reinvestment plans (including the Stock Purchase Savings Plan), including the exercise of approximately 19,600 stock options during the period.  In addition, in May 2010 SCANA entered into forward sale contracts for approximately 6.6 million common shares to be settled no later than February 29, 2012.  There have been no shares issued under the forward sales contracts.

Authorized shares of common stock were 200 million as of June 30, 2011 and 150 million as of December 31, 2010.

4.             LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In May 2011, SCE&G issued $100 million of 5.45% first mortgage bonds maturing on February 1, 2041, which constituted a reopening of $250 million of its 5.45% first mortgage bonds issued in January 2011.  Proceeds from these sales were used to retire $150 million of SCE&G first mortgage bonds due February 1, 2011, to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance capital expenditures, and for general corporate purposes.

In February 2011, PSNC Energy issued $150 million of 4.59% unsecured senior notes due February 14, 2021. Proceeds from these notes were used to retire $150 million of medium term notes due February 15, 2011.

In May 2011, SCANA issued $300 million of its 4.75% medium term notes due May 15, 2021.  Proceeds from the sale of these notes were used by SCANA to pay at maturity $300 million of its 6.875% medium term notes.

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

Liquidity

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Millions of dollars	2011	2010	2011	2010	2011	2010
Lines of credit:
Committed long-term
Total	$300	$300	$1,100	$1,100	$100	$100
LOC advances	-	-	-	-	-	-
Weighted average interest rate	-	-	-	-	-	-
Outstanding commercial paper (270 or fewer days)	$71	$39	$475	$381	-	-
Weighted average interest rate	.35%	.35%	.35%	.42%	-	-
Letters of credit supported by LOC	$3	$3	$.3	$.3	-	-
Available	$226	$258	$625	$719	$100	$100

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

The Company is obligated with respect to an aggregate of $68.3 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2011.

5.             INCOME TAXES

In connection with the change in method of accounting for certain repair costs in 2010, the Company identified approximately $36 million of unrecognized tax benefit.  Because this method change is primarily a temporary difference, this additional benefit, if recognized, would not have a significant effect on the effective tax rate.  Within the next 12 months, it is reasonably possible that this unrecognized tax benefit could increase by as much as $12 million or decrease by as much as $36 million.  The events that could cause these changes are direct settlements with taxing authorities, legal or administrative guidance by relevant taxing authorities, or the lapse of an applicable statute of limitation.  No other material changes in the status of the Company’s tax positions have occurred through June 30, 2011.

The Company recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses.  The Company has accrued $0.8 million of interest expense through June 2011.

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

Commodity Derivatives

The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types.  Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations. Instruments designated as fair value hedges are used to mitigate exposure to fluctuating market prices created by fixed prices of stored natural gas.  The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options, and over-the-counter instruments such as options and swaps, which are typically offered by energy and financial institutions.  Cash settlement of commodity derivatives are classified as an operating activity in the condensed consolidated statements of cash flows.

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

The effective portion of settlement payments made or received upon termination are amortized to interest expense over the term of the underlying debt.  These settlements are classified as an investing activity in the condensed consolidated statements of cash flows.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in DT)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of June 30, 2011
Cash flow	-	5,524,000	18,671,098	24,195,098
Not designated (a)	10,014,000	-	23,382,436	33,396,436
Total (a)	10,014,000	5,524,000	42,053,534	57,591,534

As of December 31, 2010
Cash flow	-	5,715,000	17,190,351	22,905,351
Not designated (b)	10,677,000	-	20,588,581	31,265,581
Total (b)	10,677,000	5,715,000	37,778,932	54,170,932

(a)  Includes an aggregate  8,019,000 DT related to basis swap contracts in Energy Marketing.

(b)  Includes an aggregate 6,485,536 DT related to basis swap contracts in Energy Marketing.

At June 30, 2011 and December 31, 2010, the Company was party to interest rate swaps designated as fair value hedges with an aggregate notional amount of $253.2 million and $556.4 million, respectively, and was party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $572.6 million and $1.1 billion, respectively.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (c)	Value	Location (c)	Value
As of June 30, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$2	Other current liabilities	$14
	Other deferred debits	4	Other deferred credits	30
Commodity contracts	Other current liabilities	1	Other current liabilities	3
			Other deferred credits	2
Total		$7		$49

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	$3
Energy management contracts	Prepayments and other	4	Other deferred debits	$1
	Other deferred debits	3	Other current liabilities	4
	Other deferred credits	1	Other deferred credits	3
Total		$11		$8

As of December 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets	$1	Other current liabilities	$57
	Other deferred debits	7	Other deferred credits	25
Commodity contracts	Other current liabilities	1	Other current liabilities	5
			Other deferred credits	2
Total		$9		$89

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	$3
Energy management contracts	Prepayments and other	7	Prepayments and other	$1
	Other deferred debits	2	Other current liabilities	6
			Other deferred credits	2
Total		$12		$9

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

The effect of derivative instruments on the statements of income is as follows:

Derivatives in Fair Value Hedging Relationships

With regard to the Company’s interest rate swaps designated as fair value hedges, the gains on those swaps and the losses on the hedged fixed rate debt are recognized in current earnings and included in interest expense.  These gains and losses, combined with the amortization of deferred gains on previously terminated swaps as discussed above, resulted in reductions to interest expense of $1.5 million and $4.0 million for the three and six months ended June 30, 2011, respectively,  and $2.0 million and $5.2 million for the three and six months ended June 30, 2010, respectively.

Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Deferred	Gain (Loss) Reclassified from
Derivatives in Cash Flow	in Regulatory Accounts	Deferred Accounts into Income
Hedging Relationships	(Effective Portion)	(Effective Portion)
Millions of dollars		Location	Amount
Three Months Ended June 30, 2011
Interest rate contracts	$(15)	Interest expense	$-

Six Months Ended June 30, 2011
Interest rate contracts	$(9)	Interest expense	$(1)

Three Months Ended June 30, 2010
Interest rate contracts	$(63)	Interest expense	$-

Six Months Ended June 30, 2010
Interest rate contracts	$(60)	Interest expense	$(1)

	Gain (Loss)	Gain (Loss) Reclassified from
Derivatives in Cash Flow	Recognized in OCI,	Accumulated OCI into Income,
Hedging Relationships	net of tax	net of tax (Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Three Months Ended June 30, 2011
Interest rate contracts	$(14)	Interest expense	$(1)
Commodity contracts	(1)	Gas Purchased for resale	-
Total	$(15)		$(1)

Six Months Ended June 30, 2011
Interest rate contracts	$(11)	Interest expense	$(2)
Commodity contracts	(2)	Gas Purchased for resale	(4)
Total	$(13)		$(6)

Three Months Ended June 30, 2010
Interest rate contracts	$(31)	Interest expense	$(1)
Commodity contracts	2	Gas Purchased for resale	(3)
Total	$(29)		$(4)

Six Months Ended June 30, 2010
Interest rate contracts	$(33)	Interest expense	$(2)
Commodity contracts	(7)	Gas Purchased for resale	(7)
Total	$(40)		$(9)

As of June 30, 2011, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive loss to earnings arising from cash flow hedges will include approximately $1.4 million as an increase to gas cost and approximately $4.5 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of June 30, 2011, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2013.

	Gain (Loss) Recognized in Income
Derivatives not designated as
Hedging Instruments
Millions of dollars	Location	2011	2010
Second Quarter
Commodity contracts	Gas purchased for resale	$-	$(1)

Year to Date
Commodity contracts	Gas purchased for resale	$(1)	$(2)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three and six months ended June 30, 2011 and 2010.

Credit Risk Considerations

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of June 30, 2011 and December 31, 2010, the Company has posted $17.0 million and $20.0 million, respectively, of collateral related to derivatives with contingent provisions that are in a net liability position.  If all of the contingent features underlying these instruments were fully triggered as of June 30, 2011 and December 31, 2010, the Company would be required to post an additional $36.9 million and $74.0 million, respectively, of collateral to its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of June 30, 2011 and December 31, 2010 are $53.9 million and $94.0 million, respectively.

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

		Fair Value Measurements Using
		Quoted Prices in Active	Significant Other
		Markets for Identical Assets	Observable Inputs
Millions of dollars		(Level 1)	(Level 2)
As of June 30, 2011
Assets -	Available for sale securities	$3	$-
	Interest rate contracts	-	6
	Commodity contracts	2	2
	Energy management contracts	-	8
Liabilities -	Interest rate contracts	-	44
	Commodity contracts	1	4
	Energy management contracts	-	8

As of December 31, 2010
Assets -	Available for sale securities	$3	$-
	Interest rate contracts	-	8
	Commodity contracts	2	2
	Energy management contracts	-	9
Liabilities -	Interest rate contracts	-	82
	Commodity contracts	1	6
	Energy management contracts	-	11

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

Financial instruments for which the carrying amount may not equal estimated fair value at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,664.9	$5,016.2	$4,488.3	$4,840.5

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

8.             EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2011	2010	2011	2010
Three months ended June 30,
Service cost	$4.6	$4.8	$1.1	$1.1
Interest cost	11.1	11.9	3.0	3.2
Expected return on assets	(16.2)	(16.5)	-	-
Prior service cost amortization	1.8	1.8	0.3	0.2
Transition obligation amortization	-	-	0.2	0.1
Amortization of actuarial loss	3.0	4.3	0.1	0.1
Net periodic benefit cost	$4.3	$6.3	$4.7	$4.7

Six months ended June 30,
Service cost	$9.2	$9.5	$2.2	$2.2
Interest cost	22.2	23.7	6.0	6.2
Expected return on assets	(32.4)	(32.9)	-	-
Prior service cost amortization	3.6	3.7	0.6	0.5
Transition obligation amortization	-	-	0.4	0.3
Amortization of actuarial loss	6.0	8.6	0.2	0.2
Net periodic benefit cost	$8.6	$12.6	$9.4	$9.4

No contribution to the pension trust will be necessary in or for 2011, nor will limitations on benefit payments apply.  Prior to July 15, 2010, the SCPSC allowed SCE&G to defer as a regulatory asset the amount of pension cost exceeding amounts  included in the current rates for SCE&G’s retail electric and gas distribution regulated operations.  In connection with the SCPSC’s July 2010 retail electric rate order and November 2010 natural gas RSA order, SCE&G began deferring all pension expense or income related to retail electric and gas operations as a regulatory asset or liability, as applicable.  Costs totaling $2.3 million and $4.6 million were deferred for the three and six months ended June 30, 2011, respectively.  Costs totaling $5.4 million and $10.7 million were deferred for the corresponding periods in 2010.

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

Environmental

SCE&G

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  SCE&G has completed the installation of SCR technology at Cope Station for nitrogen oxide reduction, and GENCO has completed installation of a wet limestone scrubber at Williams Station for sulfur dioxide reduction.   SCE&G also installed a wet limestone scrubber at Wateree Station.  On July 6, 2011 the EPA issued the Cross-State Air Pollution Rule.  This rule replaces CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  The rule requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  The air quality control installations that SCE&G and GENCO have completed should assist the Company in complying with the Cross-State Air Pollution Rule.  The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $8.7 million.  In addition, the National Park Service of the Department of the Interior made a demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina.  In May 2011, the parties agreed to settle for $3.75 million (which amount SCE&G had previously accrued) and are awaiting judicial approval of the settlement.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At June 30, 2011, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $25.6 million and are included in regulatory assets.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected.  PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs.  PSNC Energy has recorded a liability and associated regulatory asset of $3.2 million, which reflects its estimated remaining liability at June 30, 2011. PSNC Energy expects to recover through rates any costs allocable to PSNC Energy arising from the remediation of these sites.

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

SCE&G’s latest Integrated Resource Plan filed with the SCPSC in February 2011 continues to support SCE&G’s need for 55 percent of the output of the two units.  As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units.  Santee Cooper has indicated that it will seek to reduce its 45 percent ownership in the New Units.  Santee Cooper has disclosed that, in March 2011, it entered into a non-binding letter of intent with OUC that may result in the execution of a power purchase agreement with an option for OUC to acquire a portion of Santee Cooper’s ownership interest in the New Units.  Similarly, Santee Cooper announced in July 2011 that it has entered into separate letters of intent with Duke and FMPA that may result in either or both of them acquiring a portion of Santee Cooper’s ownership interest in the New Units.   SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units.  Any such project cost increase or delay could be material.

10.           SEGMENT OF BUSINESS INFORMATION

The Company’s reportable segments are listed in the following table.  The Company uses operating income to measure profitability for its regulated operations; therefore, income available to common shareholders is not allocated to the Electric Operations and Gas Distribution segments.  The Company uses income available to common shareholders to measure profitability for its Retail Gas Marketing and Energy Marketing segments.  Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy which meet the criteria for aggregation.  All Other includes equity method investments and other nonreportable segments.  Nonreportable segments include a FERC-regulated interstate pipeline company and other companies that conduct nonregulated operations in energy-related and telecommunications industries.

	External	Intersegment	Operating	Income Available to	Segment
Millions of dollars	Revenue	Revenue	Income	Common Shareholders	Assets
Three Months Ended June 30, 2011
Electric Operations	$616	$2	$140	n/a
Gas Distribution	132	-	2	n/a
Retail Gas Marketing	78	-	n/a	$(3)
Energy Marketing	172	52	n/a	1
All Other	10	104	3	-
Adjustments/Eliminations	(8)	(158)	(3)	58
Consolidated Total	$1,000	$-	$142	$56

Six Months Ended June 30, 2011
Electric Operations	$1,174	$4	$262	n/a	$8,108
Gas Distribution	492	-	86	n/a	2,178
Retail Gas Marketing	280	-	n/a	$19	178
Energy Marketing	330	97	n/a	2	123
All Other	20	206	8	1	1,287
Adjustments/Eliminations	(15)	(307)	34	162	1,270
Consolidated Total	$2,281	$-	$390	$184	$13,144

	External	Intersegment	Operating	Income Available to	Segment
Millions of dollars	Revenue	Revenue	Income	Common Shareholders	Assets
Three Months Ended June 30, 2010
Electric Operations	$575	$2	$139	n/a
Gas Distribution	134	-	2	n/a
Retail Gas Marketing	74	-	n/a	$(5)
Energy Marketing	153	42	n/a	2
All Other	10	105	5	(6)
Adjustments/Eliminations	(7)	(149)	(9)	63
Consolidated Total	$939	$-	$137	$54

Six Months Ended June 30, 2010
Electric Operations	$1,115	$4	$225	n/a	$7,545
Gas Distribution	562	-	92	n/a	2,060
Retail Gas Marketing	336	-	n/a	$24	157
Energy Marketing	349	89	n/a	2	116
All Other	18	202	10	(6)	1,206
Adjustments/Eliminations	(13)	(295)	40	160	1,168
Consolidated Total	$2,367	$-	$367	$180	$12,252

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

AS COMPARED TO THE CORRESPONDING PERIODS IN 2010

Earnings Per Share

Earnings per share was as follows:

	Second Quarter		Year to Date
Millions of dollars	2011	2010	2011	2010
Basic earnings per share	$.44	$.43	$1.44	$1.45
Diluted earnings per share	.43	.43	1.42	1.45

Second Quarter

Basic earnings per share increased by $.06 due to higher electric margin and by $.01 due to lower operating expenses which are explained below.   These increases were partially offset by $.02 due to higher depreciation expense, $.02 due to higher interest expense and by dilution from additional shares outstanding of $.01.

Year to Date

Basic earnings per share decreased by $.10 due to lower gas margin, $.02 due to higher property taxes, $.03 due to higher depreciation expense, $.04 due to higher interest expense and by dilution from additional shares outstanding of $.04.  These decreases were partially offset by $.22 due to higher electric margin and by $.02 due to lower operating expenses which are explained below.

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

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2011	% Change	2010	2011	% Change	2010
Operating revenues	$617.7	7.1%	$577.0	$1,178.0	5.3%	$1,118.7
Less: Fuel used in generation	252.2	13.1%	223.0	464.9	1.3%	459.0
Purchased power	7.9	*	2.6	10.2	*	5.0
Margin	357.6	1.8%	351.4	$702.9	7.4%	$654.7

*Greater than 100%

Second Quarter

Margin increased by $15.6 million due to higher SCPSC-approved retail electric base rates in July 2010 and by $10.9 million due to an increase in base rates approved by the SCPSC under the BLRA.  These increases were partially offset by $21.0 million due to lower residential and commercial usage (including the effect of weather).

Year to Date

Margin increased by $31.3 million due to higher SCPSC-approved retail electric base rates in July 2010, by $22.7 million due to an increase in base rates approved by the SCPSC under the BLRA, and by $17.4 million as the result of a 2010 SCPSC regulatory order issued in connection with SCE&G’s annual fuel cost proceeding  (see also discussion at “Income Taxes”).  These increases were partially offset by $24.6 million due to lower residential and commercial usage (including the effect of weather).

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

	Second Quarter			Year to Date
Classification	2011	% Change	2010	2011	% Change	2010
Residential	2,009	1.4%	1,981	4,068	(5.0)%	4,280
Commercial	1,939	(0.1)%	1,941	3,589	(2.6)%	3,685
Industrial	1,534	2.7%	1,493	2,950	3.7%	2,846
Other	145	1.4%	143	272	(0.4)%	273
Total Retail Sales	5,627	1.2%	5,558	10,879	(1.8)%	11,084
Wholesale	517	10.5%	468	998	10.8%	901
Total Sales	6,144	2.0%	6,026	11,877	(0.9)%	11,985

Second Quarter

Retail sales volume increased primarily due to the effects of weather.

Year to Date

Retail sales volume decreased primarily due to the effects of weather in the first quarter.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2011	% Change	2010	2011	% Change	2010
Operating revenues	$132.8	(1.0)%	$134.1	$492.6	(12.4)%	$562.4
Less: Gas purchased for resale	70.3	(0.7)%	70.8	285.9	(18.3)%	350.1
Margin	$62.5	(1.3)%	$63.3	$206.7	(2.6)%	$212.3

Sales volumes (in DT) by class, including transportation, were as follows:

	Second Quarter			Year to Date
Classification (in thousands)	2011	% Change	2010	2011	% Change	2010
Residential	3,091	18.9%	2,599	23,400	(13.7)%	27,118
Commercial	4,365	(1.0)%	4,409	14,715	(8.9)%	16,151
Industrial	4,347	(8.0)%	4,727	9,673	-	9,673
Transportation	7,796	2.2%	7,629	17,369	3.2%	16,833
Total	19,599	1.2%	19,364	65,157	(6.6)%	69,775

Second Quarter

Margin at SCE&G decreased $2.0 million due to the SCPSC-approved decrease in retail gas base rates under the RSA which became effective with the first billing cycle of November 2010.  Margin at PSNC Energy increased by $0.7 million primarily due to residential and commercial customer growth.  Total sales volumes increased primarily due to increased residential customer usage.

Year to Date

Margin at SCE&G decreased $6.3 million due to the SCPSC-approved decrease in retail gas base rates under the RSA which became effective with the first billing cycle of November 2010.  Margin at PSNC Energy increased by $1.5 million primarily due to residential customer growth.  Total sales volumes decreased primarily due to decreased firm customer usage resulting from milder weather.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing revenues and income (loss) available to common shareholders were as follows:

	Second Quarter			Year to Date
Millions	2011	% Change	2010	2011	% Change	2010
Operating revenues	$77.8	5.3%	$73.9	$280.1	(16.6)%	$336.0
Income (loss) available to common shareholders	(2.9)	(50.8)%	(5.9)	18.8	(21.0)%	23.8

Second Quarter

Changes in operating revenues and income (loss) available to common shareholders are due to higher consumption and lower operating costs.

Year to Date

Changes in operating revenues and income (loss) available to common shareholders are due to milder weather in 2011.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and income available to common shareholders were as follows:

	Second Quarter			Year to Date
Millions	2011	% Change	2010	2011	% Change	2010
Operating revenues	$222.8	14.5%	$194.6	$426.4	(2.6)%	$438.0
Income available to common shareholders	1.2	9.1%	1.1	2.4	50.0%	1.6

Second Quarter

Operating revenues and income available to common shareholders are higher due to an increase in consumption.

Year to Date

Operating revenues are lower due to lower market prices.  Income available to common shareholders is higher due to an increase in consumption.

Other Operating Expenses

Other operating expenses were as follows:

	Second Quarter			Year to Date
Millions of dollars	2011	% Change	2010	2011	% Change	2010
Other operation and maintenance	$164.7	(1.3)%	$166.9	$334.4	(1.3)%	$338.9
Depreciation and amortization	86.1	3.7%	83.0	171.9	3.7%	165.8
Other taxes	50.8	1.2%	50.2	102.6	4.9%	97.8

Second Quarter

Other operation and maintenance expenses decreased by $1.4 million due to lower customer service expenses and general expenses, including bad debt expense, and by $3.3 million due to lower compensation and other benefits.    This decrease was partially offset by $1.8 million due to higher generation, transmission and distribution expenses.  Depreciation and amortization expense increased in 2011 primarily due to net property additions.  Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses decreased by $5.4 million due to lower customer service expenses and general expenses, including bad debt expense, and by $1.3 million due to lower compensation and other benefits.  This decrease was partially offset by $2.2 million related to a SCPSC order allowing SCE&G to defer pension expense and income (see also the discussion at “Other Income (Expense)”).   Depreciation and amortization expense increased in 2011 primarily due to net property additions.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and the activities of certain non-regulated subsidiaries.

Pension Cost

Pension cost was recorded on the Company’s income statements and balance sheets as follows:

	Second Quarter		Year to Date
Millions of dollars	2011	2010	2011	2010
Income Statement Impact:
Employee benefit costs	$0.6	$(0.1)	$1.3	$(0.2)
Other income	0.2	(0.9)	0.3	(1.8)
Balance Sheet Impact:
Capital expenditures	1.0	1.6	1.9	3.2
Component of amount due from Summer Station co-owner	0.3	0.4	0.6	0.8
Regulatory asset	2.3	5.3	4.6	10.6
Total Pension Cost	$4.4	$6.3	$8.7	$12.6

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

Income Taxes

Second Quarter

Income taxes (and the effective tax rate) for the three months ended June 30, 2011 were lower than the same period in 2010 primarily due to lower income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item, as well as by the recognition of certain previously deferred state income tax credits pursuant to SCE&G’s July 2010 retail electric rate order (see also the discussion at “Electric Operations”).

Year to Date

Income taxes (and the effective tax rate) for the six months ended June 30, 2011 were higher than the same period in 2010 primarily due to higher income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item, as well as by the recognition of certain previously deferred state income tax credits pursuant to the settlement of a fuel cost recovery proceeding in the first quarter of 2010 (see also the discussion at “Electric Operations”).

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations, including its $286 million current portion of long-term debt as of June 30, 2011, will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities.  The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  The Company’s ratio of earnings to fixed charges for the six and 12 months ended June 30, 2011 was 2.81 and 2.91, respectively.

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Millions of dollars	2011	2010	2011	2010	2011	2010
Lines of credit:
Committed long-term
Total	$300	$300	$1,100	$1,100	$100	$100
LOC advances	-	-	-	-	-	-
Weighted average interest rate	-	-	-	-	-	-
Outstanding commercial paper (270 or fewer days)	$71	$39	$475	$381	-	-
Weighted average interest rate	.35%	.35%	.35%	.42%	-	-
Letters of credit supported by LOC	$3	$3	$.3	$.3	-	-
Available	$226	$258	$625	$719	$100	$100

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

The Company is obligated with respect to an aggregate of $68.3 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2011.

At June 30, 2011, the Company had net available liquidity of approximately $1.1 billion.  The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of any outstanding balance on its draws, while maintaining appropriate levels of liquidity.  The Company’s long-term debt portfolio has a weighted average maturity of approximately 17 years and bears an average cost of 6.29%.  A significant majority of long-term debt, other than credit facility draws, bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCANA issued stock valued at $50.1 million during the six months ended June 30, 2011 through various compensation and dividend reinvestment plans.  In addition, the Company expects to issue approximately 6.6 million common shares under forward sales contracts to be settled no later than February 29, 2012, resulting in net proceeds of approximately $200 million.

The Company’s liquidity is being favorably impacted due to the issuance of final rules by the IRS in late 2010 related to bonus depreciation.  In addition the Company recognizes a cash benefit from the method being used to account for capital maintenance, which results in certain maintenance costs being treated as current expense for income tax purposes.  The Company expects these strategies to generate approximately $60 million of cash flow for 2011.

In May 2011, SCE&G issued $100 million of 5.45% first mortgage bonds maturing on February 1, 2041, which constituted a reopening of $250 million of its 5.45% first mortgage bonds issued in January 2011.  Proceeds from these sales were used to retire $150 million of SCE&G first mortgage bonds due February 1, 2011, to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance capital expenditures, and for general corporate purposes.

In February 2011, PSNC Energy issued $150 million of 4.59% unsecured senior notes due February 14, 2021. Proceeds from these notes were used to retire $150 million of medium term notes due February 15, 2011.

In May 2011 SCANA issued $300 million of its 4.75% medium term notes due May 15, 2021.  Proceeds from the sale of these notes were used by SCANA to pay at maturity $300 million of its 6.875% medium term notes.

The Company paid approximately $61 million in 2011 to settle interest rate contracts associated with the issuance of long-term debt.

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

SCE&G’s latest Integrated Resource Plan filed with the SCPSC in February 2011 continues to support SCE&G’s need for 55 percent of the output of the two units.  As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units.  Santee Cooper has indicated that it will seek to reduce its 45 percent ownership in the New Units.  Santee Cooper has disclosed that, in March 2011, it entered into a non-binding letter of intent with OUC that may result in the execution of a power purchase agreement with an option for OUC to acquire a portion of Santee Cooper’s ownership interest in the New Units.  Similarly, Santee Cooper announced in July 2011 that it has entered into separate letters of intent with Duke and FMPA that may result in either or both of them acquiring a portion of Santee Cooper’s ownership interest in the New Units.   SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units.  Any such project cost increase or delay could be material.

In March 2011, a tsunami resulting from a massive earthquake severely damaged several nuclear generating units and their back-up cooling systems in Japan.  The impact of the disaster is being evaluated world-wide, and numerous political and regulatory bodies, including those in the United States, are seeking to determine if additional safety measures should be required at other existing nuclear facilities, as well as those planned for construction.  In particular, on July 12, 2011, the NRC’s Near-Term Task Force issued a report titled “Recommendations for Enhancing Reactor Safety in the 21st Century,” which SCE&G is evaluating.  SCE&G cannot predict what regulatory or other outcomes may be implemented in the United States, nor how such initiatives would impact SCE&G’s existing Summer Station or the licensing, construction or operation of the New Units.

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

Air Quality

SCE&G

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  SCE&G has completed the installation of SCR technology at Cope Station for nitrogen oxide reduction, and GENCO has completed installation of a wet limestone scrubber at Williams Station for sulfur dioxide reduction.   SCE&G also installed a wet limestone scrubber at Wateree Station.  On July 6, 2011 the EPA issued the Cross-State Air Pollution Rule.  This rule replaces CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  The rule requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  The air quality control installations that SCE&G and GENCO have completed should assist the Company in complying with the Cross-State Air Pollution Rule.  The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $8.7 million.  In addition, the National Park Service of the Department of the Interior made a demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina.  In May 2011, the parties agreed to settle for $3.75 million (which amount SCE&G had previously accrued) and are awaiting judicial approval of the settlement.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At June 30, 2011, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $25.6 million and are included in regulatory assets.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected.  PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs.  PSNC Energy has recorded a liability and associated regulatory asset of $3.2 million, which reflects its estimated remaining liability at June 30, 2011. PSNC Energy expects to recover through rates any costs allocable to PSNC Energy arising from the remediation of these sites.

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

For further discussion of changes in long-term debt and interest rate derivatives, see ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES and also Notes 4 and 6 of the condensed consolidated financial statements.

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

Expected Maturity:
Futures Contracts		Options
			Purchased Call
2011	Long	2011	(Long)
Settlement Price (a)	4.52	Strike Price (a)	5.11
Contract Amount (b)	14.3	Contract Amount (b)	26.0
Fair Value (b)	13.8	Fair Value (b)	0.8

2012		2012
Settlement Price (a)	4.81	Strike Price (a)	5.10
Contract Amount (b)	8.9	Contract Amount (b)	25.1
Fair Value (b)	8.7	Fair Value (b)	1.6

(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2011	2012	2013	2014	2015	2016
Commodity Swaps:
Pay fixed/receive variable (b)	31.6	37.6	18.5	7.9	7.9	1.4
Average pay rate (a)	5.1017	5.4586	5.8027	5.4729	5.4729	5.6850
Average received rate (a)	4.5313	4.8261	5.1582	5.4162	5.6976	5.9752
Fair value (b)	28.0	33.2	16.4	7.8	8.2	1.4

Pay variable/receive fixed (b)	22.3	22.6	13.8	7.5	7.9	1.4
Average pay rate (a)	4.6055	4.8688	5.0989	5.2266	5.4546	5.7287
Average received rate (a)	5.0475	5.4298	5.4628	5.4850	5.4850	5.6950
Fair value (b)	24.5	25.2	14.8	7.9	7.9	1.4

Basis Swaps:
Pay variable/receive variable (b)	13.6	20.3	4.4
Average pay rate (a)	4.5129	4.8465	5.2625
Average received rate (a)	4.5058	4.8325	5.2143
Fair value (b)	13.6	20.2	4.3

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2011, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2011, SCANA’s disclosure controls and procedures were effective.  There has been no change in SCANA’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

FINANCIAL SECTION

ITEM 1. FINANCIAL STATEMENTS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
Millions of dollars	2011	2010
Assets

Utility Plant In Service	$10,244	$10,112
Accumulated Depreciation and Amortization	(3,188)	(3,098)
Construction Work in Progress	1,269	1,051
Nuclear Fuel, Net of Accumulated Amortization	133	133
Utility Plant, Net ($630 and $634 related to VIEs)	8,458	8,198

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	51	46
Assets held in trust, net - nuclear decommissioning	80	76
Other investments	4	4
Nonutility Property and Investments, Net	135	126

Current Assets:
Cash and cash equivalents	28	31
Receivables, net of allowance for uncollectible accounts of $3 and $3	444	507
Inventories (at average cost):
Fuel and gas supply	192	216
Materials and supplies	118	117
Emission allowances	4	6
Prepayments and other	121	168
Deferred income taxes	15	15
Total Current Assets ($203 and $221 related to VIEs)	922	1,060

Deferred Debits and Other Assets:
Pension asset	59	57
Regulatory assets	1,065	996
Other	136	137
Total Deferred Debits and Other Assets ($42 and $43 related to VIEs)	1,260	1,190
Total	$10,775	$10,574

	June 30,	December 31,
Millions of dollars	2011	2010
Capitalization and Liabilities

Common equity	$3,516	$3,436
Noncontrolling interest	106	105
Long-Term Debt, net	3,227	3,037
Total Capitalization	6,849	6,578

Current Liabilities:
Short-term borrowings	475	381
Current portion of long-term debt	22	22
Accounts Payable	229	341
Affiliated Payables	145	140
Customer deposits and customer prepayments	57	60
Taxes accrued	78	137
Interest accrued	54	50
Dividends declared	49	54
Derivative financial instruments	-	34
Other	59	80
Total Current Liabilities	1,168	1,299

Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,276	1,240
Deferred investment tax credits	42	56
Asset retirement obligations	490	478
Other postretirement benefits	163	163
Regulatory liabilities	675	662
Other	112	98
Total Deferred Credits and Other Liabilities	2,758	2,697

Commitments and Contingencies (Note 9)	-	-
Total	$10,775	$10,574

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2011	2010	2011	2010
Operating Revenues:
Electric	$618	$577	$1,178	$1,119
Gas	73	75	218	255
Total Operating Revenues	691	652	1,396	1,374

Operating Expenses:
Fuel used in electric generation	252	223	465	459
Purchased power	8	3	10	5
Gas purchased for resale	49	48	136	167
Other operation and maintenance	127	128	260	260
Depreciation and amortization	71	66	142	133
Other taxes	47	46	94	89
Total Operating Expenses	554	514	1,107	1 ,113

Operating Income	137	138	289	261

Other Income (Expense):
Other income	1	3	2	7
Other expenses	(3)	(4)	(7)	(7)
Interest charges, net of allowance for borrowed funds used during construction of $3, $3, $4 and $5	(50)	(46)	(100)	(93)
Allowance for equity funds used during construction	5	7	8	10
Total Other Expense	(47)	(40)	(97)	(83)

Income Before Income Tax Expense	90	98	192	178
Income Tax Expense	29	35	60	51

Net Income	61	63	132	127
Less Net Income Attributable to Noncontrolling Interest	2	3	5	5

Earnings Available to Common Shareholder	$59	$60	$127	$122

Dividends Declared on Common Stock	$49	$47	$100	$94

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
Millions of dollars	2011	2010
Cash Flows From Operating Activities:
Net income	$132	$127
Adjustments to reconcile net income to net cash provided from operating activities:
Earnings from equity method investments, net of distribution	1	1
Deferred income taxes, net	36	115
Depreciation and amortization	142	140
Amortization of nuclear fuel	14	18
Allowance for equity funds used during construction	(8)	(10)
Carrying cost recovery	-	(3)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	63	(11)
Inventories	3	7
Prepayments and other	43	(9)
Regulatory assets	(30)	(91)
Regulatory liabilities	(4)	(2)
Accounts payable	(46)	(19)
Taxes accrued	(59)	(127)
Interest accrued	4	(1)
Changes in other assets	(8)	(4)
Changes in other liabilities	(46)	79
Net Cash Provided From Operating Activities	237	210
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(421)	(396)
Proceeds from investments	4	8
Nonutility property additions	(4)	(1)
Investment in affiliate	-	41
Purchase of investments	(3)	(12)
Settlements of interest rate contracts	(31)	-
Net Cash Used For Investing Activities	(455)	(360)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	349	51
Repayment of long-term debt	(164)	(11)
Dividends	(104)	(97)
Contributions from parent	49	105
Short-term borrowings –affiliate, net	(9)	12
Short-term borrowings, net	94	(23)
Net Cash Provided From (Used For) Financing Activities	215	37
Net Decrease In Cash and Cash Equivalents	(3)	(113)
Cash and Cash Equivalents, January 1	31	134
Cash and Cash Equivalents, June 30	$28	$21
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $4 and $5)	$87	$87
- Income taxes	-	31
Noncash Investing and Financing Activities:
Accrued construction expenditures	116	89
Capital leases	2	-

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2011	2010	2011	2010
Net Income	$61	$63	$132	$127
Other Comprehensive Income, net of tax:
Reclassification to net income - amortization of deferred employee benefit plan costs, net of taxes	-	-	-	1
Total Comprehensive Income	61	63	132	128
Less comprehensive income attributable to noncontrolling interest	(2)	(3)	(5)	(5)
Comprehensive income available to common shareholder (1)	$59	$60	$127	$123

(1)  Accumulated other comprehensive loss totaled $2.6 million as of June 30, 2011 and $2.7 million as of December 31, 2010.

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $496 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, fossil fuel and emission allowances. See also Note 4.

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

New Accounting Matter

Effective for the first quarter of 2012, Consolidated SCE&G will adopt accounting guidance that revises how comprehensive income is presented in its financial statements.  Consolidated SCE&G does not expect the adoption of this guidance to impact results of operations, cash flows or financial position.

2.             RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric

SCE&G’s retail electric rates are established in part, by using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G.  Effective with the first billing cycle of May 2010, the SCPSC approved a settlement agreement authorizing SCE&G to decrease the fuel cost portion of its electric rates.  The settlement agreement incorporated SCE&G’s proposal to accelerate the recognition of $17.4 million of previously deferred state income tax credits and record an offsetting reduction to the recovery of fuel costs.  In addition, SCE&G agreed to defer recovery of its actual undercollected base fuel costs as of April 30, 2010 until May 2011.  SCE&G is allowed to charge and accrue carrying costs monthly on the actual base fuel costs undercollected balance as of the end of each month during this deferral period.  In February 2011, SCE&G requested authorization to increase the cost of fuel component of its retail electric rates to be effective with the first billing cycle of May 2011.  On March 17, 2011, SCE&G, ORS and SCEUC entered into a settlement agreement in which SCE&G agreed to recover its actual base fuel under-collected balance as of April 30, 2011 over a two year period commencing with the first billing cycle of May 2011.  The settlement agreement also provided that SCE&G would be allowed to charge and accrue carrying costs monthly on the deferred balance.  By order dated April 26, 2011, the SCPSC approved the settlement agreement and authorized SCE&G to adjust the cost of fuel component of its retail electric rates effective with the first billing cycle of May 2011.

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

On July 15, 2010, the SCPSC issued an order approving the implementation by SCE&G of certain DSM Programs, including the establishment of an annual rider to allow recovery of the costs and lost net margin revenue associated with DSM Programs, along with an incentive for investing in such programs. The SCPSC’s order approved various settlement agreements among SCE&G, the ORS and other intervening parties. On July 27, 2010, SCE&G filed the rate rider tariff sheet for DSM Programs with the SCPSC. The tariff rider was applied to bills rendered on or after October 30, 2010. The order requires that SCE&G submit annual filings to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentive and net program benefits.  In January 2011, SCE&G submitted to the SCPSC its annual update on DSM Programs.  Included in the filing was a petition to update the rate rider to provide for the recovery of costs, lost net margin revenue, and the approved shared savings incentive for investing in such DSM Programs.  By order dated May 24, 2011, the SCPSC approved the updated rate rider and authorized SCE&G to increase its rates for DSM Programs as set forth in its petition.

In December 2009, SCE&G submitted to the FERC revised tariff sheets to change the network and point to point transmission rates under SCE&G’s OATT. This initial request, if approved, would result in an annual revenue increase of approximately $5.6 million. On February 26, 2010, the FERC accepted SCE&G’s initial filing and set the filing for hearing and settlement procedures.  In compliance with the OATT, on March 1, 2010 pursuant to an order issued by the FERC, SCE&G implemented, subject to refund, the proposed tariff sheets.   On May 12, 2011, SCE&G filed a motion to implement interim rates pending FERC action on a full settlement agreement, which the Chief Administrative Law Judge granted on May 13, 2011. On the same day, SCE&G filed a full settlement agreement.  As required by SCE&G’s protocols, on May 16, 2011, SCE&G submitted to the FERC as an informational filing its recalculated Annual Transmission Revenue Requirement or “Annual Update” which conforms to the settlement agreement, effective for the period June 1, 2011 through May 31, 2012.  The settlement agreement was certified as an uncontested settlement on June 30, 2011 and is pending final consideration by FERC.

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

In May 2009, two intervenors filed separate appeals of the order with the South Carolina Supreme Court. With regard to the first appeal, which challenged the SCPSC’s prudency finding, the South Carolina Supreme Court issued an opinion on April 26, 2010, affirming the decision of the SCPSC.  As for the second appeal, the South Carolina Supreme Court reversed the SCPSC’s decision to allow SCE&G to include a pre-approved cost contingency fund and associated inflation (contingency reserve) as part of its anticipated capital costs allowed under the BLRA. SCE&G’s share of the project, as originally approved by the SCPSC, is $4.5 billion in 2007 dollars.  Approximately $438 million represented contingency costs associated with the project. Without the pre-approved contingency reserve, SCE&G must seek SCPSC approval for the recovery of any additional capital costs.  The Court’s ruling, however, does not affect the project schedule or disturb the SCPSC’s issuance of a certificate of environmental compatibility and public convenience and necessity, which is required to construct the New Units.  On November 15, 2010, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost schedule that reflects the removal of the contingency reserve and incorporates presently identifiable capital costs of $173.9 million, and by order dated May 16, 2011, the SCPSC approved the updated capital costs schedule as outlined in the petition.

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation.  Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%. In September 2009, the SCPSC approved SCE&G’s annual revised rate request under the BLRA which constituted a $22.5 million or 1.1% increase to retail electric rates. In October 2010, the SCPSC approved an increase of $47.3 million or 2.3%, under the BLRA for the annual revised rates adjustment filing.  The new retail electric rates were effective for bills rendered on and after October 30, 2010.  On May 27, 2011, SCE&G filed with the SCPSC its annual request for revised rates under the BLRA seeking authorization to revise its retail electric rates so as to recover the costs of capital associated with the construction of the new nuclear units during the 12 months ended June 30, 2011.  If approved, SCE&G expects this request will constitute a $58.5 million of 2.7% increase to retail electric rates effective for bills rendered on and after October 30, 2011.

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  On October 15, 2010, pursuant to the annual RSA filing, the SCPSC approved a decrease in retail natural gas rates of $10.4 million or approximately 2.1%.  The rate adjustment was effective with the first billing cycle of November 2010.  On June 15, 2011, SCE&G filed an application with the SCPSC requesting an increase in retail natural gas rates of $8.64 million or 2.14% under the terms of the RSA.  If approved, the new rates would become effective with the first billing cycle of November 2011.

SCE&G’s natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities. SCE&G’s gas rates are calculated using a methodology which adjusts the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G’s gas purchasing policies and procedures was conducted in November 2010, before the SCPSC. The SCPSC issued an order in December 2010 finding that SCE&G’s gas purchasing policies and practices during the review period of August 1, 2009, through July 31, 2010, were reasonable and prudent.  The next annual PGA hearing before the SCPSC has been scheduled for November 10, 2011.

In February 2011, the ORS submitted a request to the SCPSC to suspend SCE&G’s natural gas hedging program.  SCE&G responded in March 2011 indicating no objection to the ORS’s request.  The SCPSC issued an order directing staff to schedule an Oral Argument Information Briefing regarding this matter, which was held in April 2011.  In May 2011, the SCPSC directed its staff to schedule a hearing so that the SCPSC could receive testimony from electric and gas utilities concerning the market for natural gas and the need for natural gas hedging.  In June 2011, the ORS withdrew its petition requesting that the SCPSC suspend SCE&G’s natural gas hedging program.

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

	June 30,	December 31,
Millions of dollars	2011	2010
Regulatory Assets:
Accumulated deferred income taxes	$205	$205
Under collections – electric fuel adjustment clause	59	25
Environmental remediation costs	26	27
AROs and related funding	296	284
Franchise agreements	42	45
Deferred employee benefit plan costs	285	288
Planned major maintenance	19	6
Deferred losses on interest rate derivatives	90	83
Other	43	33
Total Regulatory Assets	$1,065	$996

Regulatory Liabilities:
Accumulated deferred income taxes	$24	$26
Asset removal costs	585	568
Storm damage reserve	36	38
Deferred gains on interest rate derivatives	25	26
Other	5	4
Total Regulatory Liabilities	$675	$662

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

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are expected to be recovered in retail electric rates in future periods.  These amounts are expected to be recovered in retail electric rates during the period July 2012 through April 2013.  SCE&G is allowed to accrue interest on the base fuel deferred balances through the recovery period.

Environmental remediation costs represent costs associated with the assessment and clean-up of MGP sites currently or formerly owned by SCE&G.  These regulatory assets are expected to be recovered over approximately 18 years.

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

Deferred losses or gains on interest rate derivatives represent the effective portions of changes in fair value and payments made or received upon termination of certain interest rate derivatives designated as cash flow hedges.  These amounts are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates.  During the six months ended June 30, 2011 and 2010, SCE&G applied costs of $1.8 million and $1.5 million, respectively, to the reserve.  Pursuant to the SCPSC’s July 2010 retail electric rate order approving an electric rate increase, SCE&G suspended collection of the storm damage reserve indefinitely, pending future SCPSC action.

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

3.             COMMON EQUITY

Changes in common equity during the six months ended June 30, 2011 and 2010 were as follows:

Millions of dollars	Common Equity	Noncontrolling Interest	Total Equity

Balance at January 1, 2011	$3,436	$105	$3,541
Capital contribution from parent	49	-	49
Dividends declared	(96)	(4)	(100)
Comprehensive income	127	5	132
Balance as of June 30, 2011	$3,516	$106	$3,622

Balance at January 1, 2010	$3,162	$97	$3,259
Capital contribution from parent	105	-	105
Dividends declared	(91)	(3)	(94)
Comprehensive income	122	5	127
Balance as of June 30, 2010	$3,298	$99	$3,397

Authorized shares of common stock were 50 million as of June 30, 2011 and December 31, 2010.

4.             LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In May 2011, SCE&G issued $100 million of 5.45% first mortgage bonds maturing on February 1, 2041, which constituted a reopening of $250 million of its 5.45% first mortgage bonds issued in January 2011.  Proceeds from these sales were used to retire $150 million of SCE&G first mortgage bonds due February 1, 2011, to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance capital expenditures, and for general corporate purposes.

Substantially all of Consolidated SCE&G’s electric utility plant is pledged as collateral in connection with long-term debt. Consolidated SCE&G is in compliance with all debt covenants.

Liquidity

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	Consolidated SCE&G
	June 30,	December 31,
Millions of dollars	2011	2010
Lines of credit:
Committed long-term
Total	$1,100	$1,100
LOC advances	-	-
Weighted average interest rate	-	-
Outstanding commercial paper (270 or fewer days)	$475	$381
Weighted average interest rate	.35%	.42%
Letters of credit supported by LOC	$.3	$.3
Available	$625	$719

SCE&G and Fuel Company are parties to five-year credit agreements in the amount of $1.1 billion, of which $400 million relates to Fuel Company, which expire October 23, 2015.  These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, fossil fuel, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10% of the aggregate $1.1 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provide 8%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provide 5.3%.  Three other banks provide the remaining 6%. These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company).  When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company).

Consolidated SCE&G is obligated with respect to an aggregate of $68.3 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2011.

5.             INCOME TAXES

In connection with the change in method of accounting for certain repair costs in 2010, Consolidated SCE&G identified approximately $36 million of unrecognized tax benefit.  Because this method change is primarily a temporary difference, this additional benefit, if recognized, would not have a significant effect on the effective tax rate.  Within the next 12 months, it is reasonably possible that this unrecognized tax benefit could increase by as much as $12 million or decrease by as much as $36 million.  The events that could cause these changes are direct settlements with taxing authorities, legal or administrative guidance by relevant taxing authorities, or the lapse of an applicable statute of limitation.  No other material changes in the status of Consolidated SCE&G’s tax positions have occurred through June 30, 2011.

Consolidated SCE&G recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses.  Consolidated SCE&G has accrued $0.8 million of interest expense through June 2011.

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

Commodity Derivatives

SCE&G uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types.  Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations.  The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options, and over-the-counter instruments such as options and swaps, which are typically offered by energy and financial institutions.  Cash settlement of commodity derivatives are classified as an operating activity in the condensed consolidated statements of cash flows.

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

The effective portion of settlement payments made or received upon termination are amortized to interest expense over the term of the underlying debt.  These settlements are classified as an investing activity in the condensed consolidated statements of cash flows.

Quantitative Disclosures Related to Derivatives

SCE&G was party to natural gas derivative contracts for 2,420,000 DT at June 30, 2011 and 2,460,000 DT at December 31, 2010.  Consolidated SCE&G was a party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $221.4 million at June 30, 2011 and $421.4 million at December 31, 2010.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (a)	Value	Location (a)	Value
As of June 30, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$3	Other deferred credits	$12

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	$1

As of December 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$4	Other current liabilities	$34
			Other deferred credits	1
Total		$4		$35

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	$1

(a)              Asset derivatives represent unrealized gains to Consolidated SCE&G, and liability derivatives represent unrealized losses. In Consolidated SCE&G’s condensed consolidated balance sheet, unrealized gain and loss positions with the same counterparty are reported as either a net asset or liability.

The effect of derivative instruments on the statement of income is as follows:

		Gain (Loss) Reclassified from
Derivatives in Cash Flow	Gain (Loss) Deferred	Deferred Accounts into Income
Hedging Relationships	in Regulatory Accounts	(Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Three Months Ended June 30, 2011
Interest rate contracts	$(15)	Interest expense	$-

Six Months Ended June 30, 2011
Interest rate contracts	$(9)	Interest expense	$(1)

Three Months Ended June 30, 2010
Interest rate contracts	$(63)	Interest expense	$-

Six Months Ended June 30, 2010
Interest rate contracts	$(60)	Interest expense	$(1)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as
Hedging Instruments
Millions of dollars	Location	2011	2010
Second Quarter
Commodity contracts	Gas purchased for resale	$-	$(1)

Year to Date
Commodity contracts	Gas purchased for resale	$(1)	$(2)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three and six months ended June 30, 2011 and 2010.

Credit Risk Considerations

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that require collateral to be provided upon the occurrence of specific events, primarily credit downgrades.  As of June 30, 2011 and December 31, 2010, Consolidated SCE&G has posted no collateral, respectively, related to derivatives with contingent provisions that are in a net liability position.  If all of the contingent features underlying these instruments were fully triggered as of June 30, 2011 and December 31, 2010, Consolidated SCE&G would be required to post $11.6 million and $34.9 million, respectively, of collateral to its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of June 30, 2011 and December 31, 2010 is $11.6 million and $34.9 million, respectively.

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

		Fair Value Measurements Using
		Quoted Prices in Active	Significant Other
		Markets for Identical Assets	Observable Inputs
Millions of dollars		(Level 1)	(Level 2)
As of June 30, 2011
Assets -	Interest rate contracts	$-	$3
	Commodity contracts	1	-
Liabilities-	Interest rate contracts	-	12

As of December 31, 2010
Assets -	Interest rate contracts	$-	$4
	Commodity contracts	1	-
Liabilities -	Interest rate contracts	-	35

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

Financial instruments for which the carrying amount may not equal estimated fair value at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,249.4	$3,517.0	$3,059.7	$3,321.8

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

8.                                       EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Consolidated SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all regular, full-time employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  Components of net periodic benefit cost recorded by Consolidated SCE&G were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2011	2010	2011	2010
Three months ended June 30,
Service cost	$3.7	$3.5	$0.9	$0.9
Interest cost	9.5	10.2	2.3	2.4
Expected return on assets	(13.7)	(14.5)	-	-
Prior service cost amortization	1.5	1.6	0.2	0.2
Amortization of actuarial loss	2.5	4.2	0.1	-
Net periodic benefit cost	$3.5	$5.0	$3.5	$3.5

Six months ended June 30,
Service cost	$7.4	$7.1	$1.8	$1.7
Interest cost	18.9	20.4	4.7	4.8
Expected return on assets	(27.5)	(29.0)	-	-
Prior service cost amortization	3.0	3.3	0.4	0.4
Amortization of actuarial loss	5.1	8.4	0.1	0.1
Net periodic benefit cost	$6.9	$10.2	$7.0	$7.0

No contribution to the pension trust will be necessary in or for 2011, nor will limitations on benefit payments apply.  Prior to July 15, 2010, the SCPSC allowed SCE&G to defer as a regulatory asset the amount of pension cost exceeding amounts included in current rates for SCE&G’s retail electric and gas distribution regulated operations.  In connection with the SCPSC’s July 2010 retail electric rate order and November 2010 natural gas RSA order, SCE&G began deferring all pension expense or income related to retail electric and gas operations as a regulatory asset or liability, as applicable.  Costs totaling $2.3 million and $4.6 million were deferred for the three and six months ended June 30, 2011, respectively.  Costs totaling $5.4 million and $10.7 million were deferred for the corresponding periods in 2010.

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

Environmental

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  SCE&G has completed the installation of SCR technology at Cope Station for nitrogen oxide reduction, and GENCO has completed installation of a wet limestone scrubber at Williams Station for sulfur dioxide reduction.  SCE&G also installed a wet limestone scrubber at Wateree Station.  On July 6, 2011 the EPA issued the Cross-State Air Pollution Rule.  This rule replaces CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  The rule requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  The air quality control installations that SCE&G and GENCO have completed should assist Consolidated SCE&G in complying with the Cross-State Air Pollution Rule.  Consolidated SCE&G will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $8.7 million.  In addition, the National Park Service of the Department of the Interior made a demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina.  In May 2011, the parties agreed to settle for $3.75 million (which amount SCE&G had previously accrued) and are awaiting judicial approval of the settlement.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At June 30, 2011, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $25.6 million and are included in regulatory assets.

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

SCE&G’s latest Integrated Resource Plan filed with the SCPSC in February 2011 continues to support SCE&G’s need for 55 percent of the output of the two units.  As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units.  Santee Cooper has indicated that it will seek to reduce its 45 percent ownership in the New Units.  Santee Cooper has disclosed that, in March 2011, it entered into a non-binding letter of intent with OUC that may result in the execution of a power purchase agreement with an option for OUC to acquire a portion of Santee Cooper’s ownership interest in the New Units.  Similarly, Santee Cooper announced in July 2011 that it has entered into separate letters of intent with Duke and FMPA that may result in either or both of them acquiring a portion of Santee Cooper’s ownership interest in the New Units.  SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units.  Any such project cost increase or delay could be material.

10.                                 AFFILIATED TRANSACTIONS

CGT transports natural gas to SCE&G to supply certain electric generation requirements and to serve SCE&G’s retail gas customers.  SCE&G had approximately $2.5 million and $2.1 million payable to CGT for transportation services at June 30, 2011 and December 31, 2010, respectively.

SCE&G purchases natural gas and related pipeline capacity from SEMI to supply its Jasper County Electric Generating Station, Urquhart Electric Generation Station and to serve its retail gas customers.  Such purchases totaled approximately $96.7 million and $89.0 million for the six months ended June 30, 2011 and 2010, respectively.  SCE&G’s payables to SEMI for such purposes were $17.4 million and $16.1 million as of June 30, 2011 and December 31, 2010, respectively.

SCE&G owns 40% of Canadys Refined Coal, LLC and 10% of Cope Refined Coal, LLC, both involved in the manufacturing and selling of refined coal to reduce emissions.  SCE&G accounts for these investments using the equity method.  SCE&G’s receivables from these affiliates were $16.9 million at June 30, 2011 and insignificant at December 31, 2010.  SCE&G’s payables to these affiliates were $17.0 million at June 30, 2011 and insignificant at December 31, 2010.  SCE&G’s total purchases were $53.3 million and $40.8 million for the six months ended June 30, 2011 and 2010, respectively.  SCE&G’s total sales were $53.1 million and $40.4 million for the six months ended June 30, 2011 and 2010, respectively.

Consolidated SCE&G participates in a utility money pool.  Money pool borrowings and investments bear interest at short-term market rates.  Consolidated SCE&G’s interest income and expense from money pool transactions was not significant for the six months ended June 30, 2011 or 2010.  At June 30, 2011 and December 31, 2010, Consolidated SCE&G owed an affiliate $62.5 million and $71.0 million, respectively.

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

		Operating	Earnings Available
	External	Income	to Common	Segment
Millions of Dollars	Revenue	(Loss)	Shareholder	Assets
Three Months Ended June 30, 2011
Electric Operations	$618	$140	n/a
Gas Distribution	73	(2)	n/a
Adjustments/Eliminations	-	(1)	$59
Consolidated Total	$691	$137	$59

Six Months Ended June 30, 2011
Electric Operations	$1,178	$262	n/a	$8,107
Gas Distribution	218	28	n/a	597
Adjustments/Eliminations	-	(1)	$127	2,071
Consolidated Total	$1,396	$289	$127	$10,775

Three Months Ended June 30, 2010
Electric Operations	$577	$139	n/a
Gas Distribution	75	-	n/a
Adjustments/Eliminations	-	(1)	$60
Consolidated Total	$652	$138	$60

Six Months Ended June 30, 2010
Electric Operations	$1,119	$225	n/a	$7,545
Gas Distribution	255	37	n/a	569
Adjustments/Eliminations	-	(1)	$122	1,877
Consolidated Total	$1,374	$261	$122	$9,991

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

AS COMPARED TO THE CORRESPONDING PERIOD IN 2010

Net Income

Net income for Consolidated SCE&G was as follows:

	Second Quarter			Year to Date
Millions of dollars	2011	% Change	2010	2011	% Change	2010
Net income	$61.4	(2.1)%	$62.7	$132.0	4.3%	$126.5

Second Quarter

Net income decreased by $1.0 million due to lower gas margin, higher depreciation expense of $2.1 million and higher interest expense of $2.7 million.  These decreases were partially offset by higher electric margin of $3.8 million.

Year to Date

Net income increased by higher electric margin of $19.1 million.  This increase was partially offset by $4.4 million due to lower gas margin, higher operation and maintenance expenses of $1.4 million, higher depreciation expense of $4.2 million, higher property taxes of $2.7 million and higher interest expense of $4.3 million.

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

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2011	% Change	2010	2011	% Change	2010
Operating revenues	$617.7	7.1%	$577.0	$1,178.0	5.3%	$1,118.7
Less: Fuel used in electric generation	252.2	13.1%	223.0	464.9	1.3%	459.0
Purchased power	7.9	*	2.6	10.2	*	5.0
Margin	$357.6	1.8%	$351.4	$702.9	7.4%	$654.7

*Greater than 100%

Second Quarter

Margin increased by $15.6 million due to higher SCPSC-approved retail electric base rates in July 2010 and by $10.9 million due to an increase in base rates approved by the SCPSC under the BLRA.  These increases were partially offset by $21.0 million due to lower residential and commercial usage (including the effect of weather).

Year to Date

Margin increased by $31.3 million due to higher SCPSC-approved retail electric base rates in July 2010, by $22.7 million due to an increase in base rates approved by the SCPSC under the BLRA, and by $17.4 million as the result of a 2010 SCPSC regulatory order issued in connection with SCE&G’s annual fuel cost proceeding see also discussion at “Income Taxes”).  These increases were partially offset by $24.6 million due to lower residential and commercial usage (including the effect of weather).

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

	Second Quarter			Year to Date
Classification	2011	% Change	2010	2011	% Change	2010
Residential	2,009	1.4%	1,981	4,068	(5.0)%	4,280
Commercial	1,939	(0.1)%	1,941	3,589	(2.6)%	3,685
Industrial	1,534	2.7%	1,493	2,950	3.7%	2,846
Other	145	1.4%	143	272	(0.4)%	273
Total Retail Sales	5,627	1.2%	5,558	10,879	(1.8)%	11,084
Wholesale	517	10.5%	468	998	10.8%	901
Total Sales	6,144	2.0%	6,026	11,877	(0.9)%	11,985

Second Quarter

Retail sales volume increased primarily due to the effects of weather.

Year to Date

Retail sales volume decreased primarily due to the effects of weather in the first quarter.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2011	% Change	2010	2011	% Change	2010
Operating revenues	$73.4	(1.3)%	$74.4	$217.5	(14.7)%	$255.0
Less: Gas purchased for resale	48.5	1.3%	47.9	136.3	(18.2)%	166.7
Margin	$24.9	(6.0)%	$26.5	$81.2	(8.0)%	$88.3

Sales volumes (in DT) by class, including transportation, were as follows:

	Second Quarter			Year to Date
Classification (in thousands)	2011	% Change	2010	2011	% Change	2010
Residential	973	11.5%	873	7,505	(18.3)%	9,182
Commercial	2,380	(4.4)%	2,489	6,657	(8.6)%	7,286
Industrial	4,021	(3.6)%	4,170	8,488	3.8%	8,180
Transportation	1,027	16.0%	885	2,219	16.2%	1,909
Total	8,401	(0.2)%	8,417	24,869	(6.4)%	26,557

Second Quarter

Margin decreased $2.0 million due to the SCPSC-approved decrease in retail gas base rates under the RSA which became effective with the first billing cycle of November 2010.

Year to Date

Margin decreased $6.3 million due to the SCPSC-approved decrease in retail gas base rates under the RSA which became effective with the first billing cycle of November 2010.  Total sales volumes decreased primarily due to decreased firm customer usage resulting from milder weather.

Other Operating Expenses

Other operating expenses were as follows:

	Second Quarter			Year to Date
Millions of dollars	2011	% Change	2010	2011	% Change	2010
Other operation and maintenance	$127.5	(0.2)%	$127.7	$259.5	-	$259.6
Depreciation and amortization	71.0	6.9%	66.4	141.9	6.9%	132.8
Other taxes	46.7	1.5%	46.0	94.1	5.0%	89.6

Second Quarter

Other operation and maintenance expenses decreased by $2.3 million due to lower compensation and other benefits.  This decrease was partially offset by $1.8 million due to higher generation, transmission and distribution expenses.  Depreciation and amortization expense increased in 2011 primarily due to net property additions.  Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses decreased by $3.0 million due to lower customer service expenses and general expenses, including bad debt expense.  This decrease was partially offset by $2.2 million related to a SCPSC order allowing SCE&G to defer pension expense and income (see also the discussion at “Other Income (Expense)”).  Depreciation and amortization expense increased in 2011 primarily due to net property additions.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities.

Pension Cost

Pension cost was recorded on Consolidated SCE&G’s income statements and balance sheets as follows:

	Second Quarter		Year to Date
Millions of dollars	2011	2010	2011	2010
Income Statement Impact:
Employee benefit costs	$-	$(1.1)	$-	$(2.2)
Other income	-	(1.0)	-	(2.0)
Balance Sheet Impact:
Capital expenditures	0.8	1.4	1.6	2.9
Component of amount due from Summer Station co-owner	0.3	0.4	0.6	0.8
Regulatory asset	2.3	5.3	4.6	10.7
Total Pension Cost	$3.4	$5.0	$6.8	$10.2

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

Income Taxes

Second Quarter

Income taxes (and the effective tax rate) for the three months ended June 30, 2011 were lower than the same period in 2010 primarily due to lower income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item, as well as by the recognition of certain previously deferred state income tax credits pursuant to SCE&G’s July 2010 retail electric rate order (see also the discussion at “Electric Operations”).

Year to Date

Income taxes (and the effective tax rate) for the six months ended June 30, 2011 were higher than the same period in 2010 primarily due to higher income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item, as well as by the recognition of certain previously deferred state income tax credits pursuant to the settlement of a fuel cost recovery proceeding in the first quarter of 2010 (see also the discussion at “Electric Operations”).

LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short- and long-term indebtedness.  Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the six and 12 months ended June 30, 2011 was 2.82 and 3.18, respectively.

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	Consolidated SCE&G
	June 30,	December 31,
Millions of dollars	2011	2010
Lines of credit:
Committed long-term
Total	$1,100	$1,100
LOC advances	-	-
Weighted average interest rate	-	-
Outstanding commercial paper (270 or fewer days)	$475	$381
Weighted average interest rate	.35%	.42%
Letters of credit supported by LOC	$.3	$.3
Available	$625	$719

SCE&G and Fuel Company are parties to five-year credit agreements in the amount of $1.1 billion, of which $400 million relates to Fuel Company, which expire October 23, 2015.  These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, fossil fuel, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10% of the aggregate $1.1 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provide 8%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provide 5.3%.  Three other banks provide the remaining 6%. These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company). When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company).

Consolidated SCE&G is obligated with respect to an aggregate of $68.3 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2011.

At June 30, 2011, Consolidated SCE&G had net available liquidity of approximately $653 million.  Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of any outstanding balance on its draws, while maintaining appropriate levels of liquidity.  Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 19 years and bears an average cost of 6.20%.  A significant portion of long-term debt, other than credit facility draws, bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

Consolidated SCE&G’s liquidity is favorably impacted due to the issuance of final rules by the IRS in late 2010 related to bonus depreciation.  In addition Consolidated SCE&G recognizes a cash benefit from the method being used to account for capital maintenance, which results in certain maintenance costs being treated as current expense for income tax purposes.  Consolidated SCE&G expects these strategies to generate approximately $60 million of cash flow for 2011.  In addition, in 2011 SCE&G has received capital contributions from SCANA of approximately $49 million and expects to receive an additional $47 million related to SCANA’s issuance of stock through various compensation and dividend reinvestment plans.

In May 2011, SCE&G issued $100 million of 5.45% first mortgage bonds maturing on February 1, 2041, which constituted a reopening of $250 million of its 5.45% first mortgage bonds issued in January 2011.  Proceeds from these sales were used to retire $150 million of SCE&G first mortgage bonds due February 1, 2011, to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance capital expenditures, and for general corporate purposes.

SCE&G paid approximately $31 million in 2011 to settle interest rate contracts associated with the issuance of long-term debt.

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

SCE&G’s latest Integrated Resource Plan filed with the SCPSC in February 2011 continues to support SCE&G’s need for 55 percent of the output of the two units.  As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units.  Santee Cooper has indicated that it will seek to reduce its 45 percent ownership in the New Units.  Santee Cooper has disclosed that, in March 2011, it entered into a non-binding letter of intent with OUC that may result in the execution of a power purchase agreement with an option for OUC to acquire a portion of Santee Cooper’s ownership interest in the New Units.  Similarly, Santee Cooper announced in July 2011 that it has entered into separate letters of intent with Duke and FMPA that may result in either or both of them acquiring a portion of Santee Cooper’s ownership interest in the New Units.  SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units.  Any such project cost increase or delay could be material.

In March 2011, a tsunami resulting from a massive earthquake severely damaged several nuclear generating units and their back-up cooling systems in Japan.  The impact of the disaster is being evaluated world-wide, and numerous political and regulatory bodies, including those in the United States, are seeking to determine if additional safety measures should be required at other existing nuclear facilities, as well as those planned for construction.  In particular, on July 12, 2011, the NRC’s Near-Term Task Force issued a report titled “Recommendations for Enhancing Reactor Safety in the 21st Century,” which SCE&G is evaluating.  SCE&G cannot predict what regulatory or other outcomes may be implemented in the United States, nor how such initiatives would impact SCE&G’s existing Summer Station or the licensing, construction or operation of the New Units.

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

Air Quality

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  SCE&G has completed the installation of SCR technology at Cope Station for nitrogen oxide reduction, and GENCO has completed installation of a wet limestone scrubber at Williams Station for sulfur dioxide reduction.  SCE&G also installed a wet limestone scrubber at Wateree Station.  On July 6, 2011 the EPA issued the Cross-State Air Pollution Rule.  This rule replaces CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  The rule requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  The air quality control installations that SCE&G and GENCO have completed should assist Consolidated SCE&G in complying with the Cross-State Air Pollution Rule.  Consolidated SCE&G will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $8.7 million.  In addition, the National Park Service of the Department of the Interior made a demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina.  In May 2011, the parties agreed to settle for $3.75 million (which amount SCE&G had previously accrued) and are awaiting judicial approval of the settlement.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At June 30, 2011, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $25.6 million and are included in regulatory assets.

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

Expected Maturity:
Options
Purchased Call
2011	(Long)
Strike Price (a)	4.78
Contract Amount (b)	6.4
Fair Value (b)	0.3

2012
Strike Price (a)	5.05
Contract Amount (b)	5.5
Fair Value (b)	0.4

(a)Weighted average, in dollars

(b)Millions of dollars

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2011, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2011, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
August 4, 2011	James E. Swan, IV
Controller
(Principal accounting officer)

EXHIBIT INDEX

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

3.01	X		Restated Articles of Incorporation of SCANA, as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)

3.02	X		Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)

3.03	X		Articles of Amendment effective April 25, 2011 (Filed as Exhibit 4.03 to Registration Statement No. 333-174796 and incorporated by reference herein)

3.04		X	Restated Articles of Incorporation of SCE&G, as adopted on December 30, 2009 (Filed as Exhibit 1 to Form 8-A (File Number 000-53860) and incorporated by reference herein)

3.05	X		By-Laws of SCANA as amended and restated as of February 19, 2009 (Filed as Exhibit 4.04 to Registration Statement No. 333-174796 and incorporated by reference herein)

3.06		X	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)

4.01	X

First Supplemental Indenture dated as of November 1, 2009 to Indenture dated as of November 1, 1989 between SCANA Corporation and The Bank of New York Mellon Trust Company, N. A. (successor to The Bank of New York), as Trustee) (Filed as Exhibit 99.01 to Registration Statement No. 333-174796 and incorporated by reference herein)

4.02	X

Junior Subordinated Indenture dated as of November 1, 2009 between SCANA Corporation and U. S. Bank National Association, as Trustee (Filed as Exhibit 99.02 to Registration Statement No. 333-174796 and incorporated by reference herein)

4.03	X

First Supplemental Indenture to Junior Subordinated Indenture referred to in Exhibit 4.02 dated as of November 1, 2009 (Filed as Exhibit 99.03 to Registration Statement No. 333-174796 and incorporated by reference herein)

*10.01	X	X	SCANA Executive Deferred Compensation Plan (including amendments through December 31, 2009) (Filed as Exhibit 99.04 to Registration Statement No. 333-174796 and incorporated by reference herein)

*10.02	X	X	SCANA Supplemental Executive Retirement Plan (including amendments through December 31, 2009) (Filed as Exhibit 99.05 to Registration Statement No. 333-174796 and incorporated by reference herein)

*10.03	X	X	SCANA Director Compensation and Deferral Plan (including amendments through April 21, 2011) (Filed as Exhibit 4.05 to Registration Statement No. 333-174796 and incorporated by reference herein)

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

*10.04	X	X	SCANA Supplementary Executive Benefit Plan (including amendments through December 31, 2009) (Filed as Exhibit 99.07 to Registration Statement No. 333-174796 and incorporated by reference herein)

*10.05	X	X	SCANA Short-Term Annual Incentive Plan (including amendments through December 31, 2009) (Filed as Exhibit 99.08 to Registration Statement No. 333-174796 and incorporated by reference herein)

*10.06	X	X

SCANA Supplementary Key Executive Severance Benefits Plan (including amendments through December 31, 2009) (Filed as Exhibit 99.09 to Registration Statement No. 333-174796 and incorporated by reference herein)

31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

32.01	X		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.02	X		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.03		X	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.04		X	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

101. INS**	X	X	XBRL Instance Document

101. SCH**	X	X	XBRL Taxonomy Extension Schema

101. CAL**	X	X	XBRL Taxonomy Extension Calculation Linkbase

101. DEF**	X	X	XBRL Taxonomy Extension Definition Linkbase

101. LAB**	X	X	XBRL Taxonomy Extension Label Linkbase

101. PRE**	X	X	XBRL Taxonomy Extension Presentation Linkbase

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