Form 10-Q
period 2011-09-30
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2011-11-04
CIK 91882, 754737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at October 27, 2011
SCANA Corporation	Without Par Value	129,651,572
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)

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

SEPTEMBER 30, 2011

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

(10)	payment by counterparties as and when due;

(11)	the results of efforts to license, site, construct and finance facilities for baseload electric generation and transmission;

(12)	maintaining creditworthy joint owners for SCE&G’s new nuclear generation project;

(13)	the ability of suppliers, both domestic and international, to timely provide the components, parts, tools, equipment and other supplies needed for our construction program, operations and maintenance;

(14)

the availability of fuels such as coal, natural gas and enriched uranium used to produce electricity; the availability of purchased power and natural gas for distribution; the level and volatility of future market prices for such fuels and purchased power; and the ability to recover the costs for such fuels and purchased power;

(15)	the results of efforts to ensure the physical and cyber-security of key assets and processes;

(16)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(17)	labor disputes;

(18)	performance of SCANA’s pension plan assets;

(19)	changes in taxes;

(20)	inflation or deflation;

(21)	compliance with regulations; and

(22)	the other risks and uncertainties described from time to time in the periodic reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BLRA	Base Load Review Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of Westinghouse and Stone and Webster, Inc.
CUT	Customer Usage Tracker
DHEC	South Carolina Department of Health and Environmental Control
DSM Programs	Demand reduction and energy efficiency programs
DT	Dekatherms
Duke	Duke Energy Carolinas
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
eWNA	Pilot Electric WNA
FEIS	Final Environmental Impact Statement
FERC	United States Federal Energy Regulatory Commission
FMPA	Florida Municipal Power Agency
FSER	Final Safety Evaluation Report
Fuel Company	South Carolina Fuel Company, Inc.
GENCO	South Carolina Generating Company, Inc.
GWh	Gigawatt hour
LLC	Limited Liability Company
LOC	Lines of credit
MGP	Manufactured Gas Plant
NASDAQ	The NASDAQ Stock Market, Inc.
NCUC	North Carolina Utilities Commission
New Units	Nuclear Units 2 and 3 to be constructed at Summer Station
NRC	United States Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OATT	Open Access Transmission Tariff
OCI	Other Comprehensive Income
ORS	South Carolina Office of Regulatory Staff
OUC	Orlando Utilities Commission
PGA	Purchased Gas Adjustment
PRP	Potentially Responsible Party
PSNC Energy	Public Service Company of North Carolina, Incorporated
Retail Gas Marketing	SCANA Energy
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCPSC	Public Service Commission of South Carolina
SCR	Selective Catalytic Reactor
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.

TERM	MEANING
Summer Station	V. C. Summer Nuclear Station
USACE	United States Army Corps of Engineers
VIE	Variable Interest Entity
Westinghouse	Westinghouse Electric Company LLC
WNA	Weather Normalization Adjustment

SCANA CORPORATION

FINANCIAL SECTION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCANA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
Millions of dollars	2011	2010
Assets

Utility Plant In Service	$11,972	$11,714
Accumulated Depreciation and Amortization	(3,804)	(3,495)
Construction Work in Progress	1,405	1,081
Nuclear Fuel, Net of Accumulated Amortization	120	132
Goodwill, net of accumulated amortization and writedown of $276	230	230
Utility Plant, Net	9,923	9,662

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $129 and $118	303	299
Assets held in trust, net-nuclear decommissioning	80	76
Other investments	89	78
Nonutility Property and Investments, Net	472	453

Current Assets:
Cash and cash equivalents	74	55
Receivables, net of allowance for uncollectible accounts of $5 and $9	631	837
Inventories (at average cost):
Fuel and gas supply	277	316
Materials and supplies	129	125
Emission allowances	3	6
Prepayments and other	176	251
Derivative collateral posted	110	20
Deferred income taxes	21	21
Total Current Assets	1,421	1,631

Deferred Debits and Other Assets:
Regulatory assets	1,192	1,061
Other	162	161
Total Deferred Debits and Other Assets	1,354	1,222
Total	$13,170	$12,968

	September 30,	December 31,
Millions of dollars	2011	2010
Capitalization and Liabilities

Common Equity	$3,838	$3,702
Long-Term Debt, net	4,376	4,152
Total Capitalization	8,214	7,854

Current Liabilities:
Short-term borrowings	581	420
Current portion of long-term debt	285	337
Accounts payable	296	526
Customer deposits and customer prepayments	95	100
Taxes accrued	125	146
Interest accrued	71	72
Dividends declared	63	61
Derivative financial instruments	59	65
Other	111	140
Total Current Liabilities	1,686	1,867

Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,465	1,391
Deferred investment tax credits	41	56
Asset retirement obligations	516	497
Other postretirement benefits	208	202
Regulatory liabilities	778	913
Other	262	188
Total Deferred Credits and Other Liabilities	3,270	3,247

Commitments and Contingencies (Note 9)	-	-
Total	$13,170	$12,968

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except per share amounts	2011	2010	2011	2010
Operating Revenues:
Electric	$728	$705	$1,903	$1,820
Gas - regulated	115	120	613	687
Gas - nonregulated	249	263	858	948
Total Operating Revenues	1,092	1,088	3,374	3,455

Operating Expenses:
Fuel used in electric generation	277	280	739	736
Purchased power	6	7	16	12
Gas purchased for resale	291	307	1,101	1,243
Other operation and maintenance	166	164	501	503
Depreciation and amortization	87	85	259	251
Other taxes	50	49	153	147
Total Operating Expenses	877	892	2,769	2,892

Operating Income	215	196	605	563

Other Income (Expense):
Other income	12	14	36	40
Other expenses	(10)	(10)	(29)	(29)
Interest charges, net of allowance for borrowed funds used during construction of $2, $3, $7 and $8	(73)	(67)	(212)	(198)
Allowance for equity funds used during construction	5	6	13	17
Total Other Expense	(66)	(57)	(192)	(170)

Income Before Income Tax Expense	149	139	413	393
Income Tax Expense	44	38	124	112
Income Available to Common Shareholders of SCANA	$105	$101	$289	$281

Per Common Share Data
Basic Earnings Per Share of Common Stock	$.81	$.80	$2.25	$2.25
Diluted Earnings Per Share of Common Stock	$.81	$.79	$2.23	$2.24
Weighted Average Common Shares Outstanding (millions)
Basic	129.1	126.6	128.5	125.2
Diluted	130.3	127.5	129.8	125.6
Dividends Declared Per Share of Common Stock	$.485	$.475	$1.455	$1.425

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
Millions of dollars	2011	2010
Cash Flows From Operating Activities:
Net income	$289	$281
Adjustments to reconcile net income to net cash provided from operating activities:
Earnings from equity method investments, net of distributions	1	2
Deferred income taxes, net	97	149
Depreciation and amortization	263	254
Amortization of nuclear fuel	27	27
Allowance for equity funds used during construction	(13)	(17)
Carrying cost recovery	-	(3)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	175	53
Inventories	2	31
Prepayments and other	68	(115)
Regulatory liabilities	(12)	(7)
Accounts payable	(108)	(33)
Taxes accrued	(21)	(15)
Interest accrued	(1)	1
Regulatory assets	(88)	(86)
Changes in other assets	(10)	(15)
Changes in other liabilities	8	140
Net Cash Provided From Operating Activities	677	647
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(699)	(601)
Proceeds from investments (including derivative collateral posted)	16	10
Nonutility property additions	(16)	(22)
Purchase of investments (including derivative collateral posted)	(116)	(94)
Settlements of interest rate contracts	(61)	-
Net Cash Used For Investing Activities	(876)	(707)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	73	124
Proceeds from issuance of long-term debt	796	271
Repayment of long-term debt	(627)	(293)
Dividends	(185)	(177)
Short-term borrowings, net	161	-
Net Cash Provided From Financing Activities	218	(75)
Net Increase (Decrease) In Cash and Cash Equivalents	19	(135)
Cash and Cash Equivalents, January 1	55	162
Cash and Cash Equivalents, September 30	$74	$27

Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $7 and $8)	$206	$196
- Income taxes	-	55

Noncash Investing and Financing Activities:
Accrued construction expenditures	62	161
Capital leases	2	6

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2011	2010	2011	2010
Net Income	$105	$101	$289	$281
Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) arising during period, net of tax of $21, $17, $29 and $41	(33)	(26)	(46)	(66)
Reclassified to net income:
Losses on cash flow hedging activities, net of tax of $1, $2, $5 and $7	2	3	8	12
Amortization of deferred employee benefit plan costs, net of tax of $-, $-, $-, and $1	-	1	-	2
Comprehensive income attributable to SCANA Corporation (1)	$74	$79	$251	$229

(1)  Accumulated other comprehensive loss totaled $84.6 million as of September 30, 2011 and $46.6 million as of December 31, 2010.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Reconciliations of the weighted average number of common shares for basic and dilutive purposes are as follows:

	Third Quarter		Year to Date
In Millions	2011	2010	2011	2010
Weighted Average Shares Outstanding - Basic	129.1	126.6	128.5	125.2
Net effect of dilutive stock-based compensation
plans and equity forward contracts	1.2	0.9	1.3	0.4
Weighted Average Shares - Diluted	130.3	127.5	129.8	125.6

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  At September 30, 2011, such counterparties held 50% of PSNC Energy’s natural gas inventory, with a carrying value of $28.5 million, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees.  No fees are received under supply service agreements.  The agreements expire at various times through March 31, 2013.

New Accounting Matters

Effective for the first quarter of 2012, the Company will adopt accounting guidance that revises how comprehensive income is presented in its financial statements.  The Company does not expect the adoption of this guidance to impact results of operations, cash flows or financial position.

Effective for the first quarter of 2012, the Company will adopt accounting guidance that permits it to make a qualitative assessment about the likelihood of goodwill impairment each year.  The results of such an assessment may lead the Company to determine that performing a two-step quantitative impairment test is unnecessary.  The Company does not expect the adoption of this guidance to impact results of operations, cash flows or financial position.

2.                                       RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric

SCE&G’s retail electric rates are established in part by using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G.  Effective with the first billing cycle of May 2010, the SCPSC approved a settlement agreement authorizing SCE&G to decrease the fuel cost portion of its electric rates.  The settlement agreement incorporated SCE&G’s proposal to accelerate the recognition of $17.4 million of previously deferred state income tax credits and record an offsetting reduction to the recovery of fuel costs.  In addition, SCE&G agreed to defer recovery of its actual undercollected base fuel costs as of April 30, 2010 until May 2011.  SCE&G was allowed to charge and accrue carrying costs monthly on the actual base fuel costs undercollected balance as of the end of each month during this deferral period.  In February 2011, SCE&G requested authorization to increase the cost of fuel component of its retail electric rates to be effective with the first billing cycle of May 2011.  On March 17, 2011, SCE&G, ORS and SCEUC entered into a settlement agreement in which SCE&G agreed to recover its actual base fuel under-collected balance as of April 30, 2011 over a two year period commencing with the first billing cycle of May 2011.  The settlement agreement also provided that SCE&G would be allowed to charge and accrue carrying costs monthly on the deferred balance.  By order dated April 26, 2011, the SCPSC approved the settlement agreement.

On July 15, 2010, the SCPSC issued an order approving a 4.88% overall increase in SCE&G’s retail electric base rates and authorized an allowed return on common equity of 10.7%. The SCPSC’s order adopted various stipulations among SCE&G, the ORS and other intervening parties. Among other things, the SCPSC’s order (1) included implementation of an eWNA for SCE&G’s electric customers, which began in August 2010, (2) provided for a $25 million credit, over one year, to SCE&G’s customers to be offset by amortization of weather-related revenues which were deferred in the first quarter of 2010 pursuant to a stipulation between SCE&G and the ORS, (3) provided for a $48.7 million credit to SCE&G’s customers over two years to be offset by accelerated recognition of previously deferred state income tax credits and (4) provided for the recovery of certain federally-mandated capital expenditures that had been included in utility plant but were not being depreciated.  On August 1, 2011, SCE&G informed the SCPSC that its customers had received the benefit of the $25 million credit and that the credits had been exhausted.

On July 15, 2010, the SCPSC issued an order approving the implementation by SCE&G of certain DSM Programs, including the establishment of an annual rider to allow recovery of the costs and lost net margin revenue associated with DSM Programs, along with an incentive for investing in such programs. The SCPSC’s order approved various settlement agreements among SCE&G, the ORS and other intervening parties. On July 27, 2010, SCE&G filed the rate rider tariff sheet for DSM Programs with the SCPSC. The tariff rider was applied to bills rendered on or after October 30, 2010. The order requires that SCE&G submit annual filings to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits.  In January 2011, SCE&G submitted to the SCPSC its annual update on DSM Programs.  Included in the filing was a petition to update the rate rider to provide for the recovery of costs, lost net margin revenue, and the approved shared savings incentive for investing in such DSM Programs.  By order dated May 24, 2011, the SCPSC approved the updated rate rider and authorized SCE&G to increase its rates for DSM Programs as set forth in its petition.  The increase became effective the first billing cycle of June 2011.

In December 2009, SCE&G submitted to the FERC revised tariff sheets to change the network and point to point transmission rates under SCE&G’s OATT.  On February 26, 2010, the FERC accepted SCE&G’s initial filing and set the filing for hearing and settlement procedures.  In compliance with the OATT, on March 1, 2010 pursuant to an order issued by the FERC, SCE&G implemented, subject to refund, the proposed tariff sheets.   On May 12, 2011, SCE&G filed a motion to implement interim rates pending FERC action on a full settlement agreement, which the Chief Administrative Law Judge granted on May 13, 2011. On the same day, SCE&G filed a full settlement agreement.  As required by SCE&G’s protocols, on May 16, 2011, SCE&G submitted to the FERC as an informational filing its recalculated Annual Transmission Revenue Requirement or “Annual Update” which conforms to the settlement agreement, effective for the period June 1, 2011 through May 31, 2012.  The settlement agreement was certified as uncontested on June 30, 2011.  On October 21, 2011, the FERC approved the settlement agreement.

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

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%. In September 2009, the SCPSC approved SCE&G’s annual revised rate request under the BLRA which constituted a $22.5 million or 1.1% increase to retail electric rates. In October 2010, the SCPSC approved an increase of $47.3 million or 2.3% under the BLRA for the annual revised rates adjustment filing. The new retail electric rates were effective for bills rendered on and after October 30, 2010.  In September 2011, the SCPSC approved an increase of $52.8 million or 2.4% under the BLRA for the annual revised rates adjustment filing.  The new retail electric rates were effective for bills rendered on and after October 30, 2011.

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  In October 2010, pursuant to the annual RSA filing, the SCPSC approved a decrease in retail natural gas rates of $10.4 million or approximately 2.1%.  The rate adjustment was effective with the first billing cycle of November 2010.  In September 2011, the SCPSC approved an increase in retail natural gas rates of $8.5 million or approximately 2.1% under the terms of the RSA.  The rate adjustment was effective with the first billing cycle of November 2011.

SCE&G’s natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities. SCE&G’s gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G’s gas purchasing policies and procedures was conducted in November 2010, before the SCPSC. The SCPSC issued an order in December 2010 finding that SCE&G’s gas purchasing policies and practices during the review period of August 1, 2009, through July 31, 2010, were reasonable and prudent.

In February 2011, the ORS submitted a request to the SCPSC to suspend SCE&G’s natural gas hedging program.  SCE&G responded in March 2011 indicating no objection to the ORS’s request.  An Oral Argument Information Briefing regarding this matter was held in April 2011.  In May 2011, the SCPSC directed its staff to schedule a hearing so that the SCPSC could receive testimony from electric and gas utilities concerning the market for natural gas and the need for natural gas hedging.  In June 2011, the ORS withdrew its petition requesting that the SCPSC suspend SCE&G’s natural gas hedging program, which the SCPSC granted in July 2011.  The status of SCE&G’s current natural gas hedging program will be addressed during SCE&G’s annual PGA hearing before the SCPSC on November 10, 2011.

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

Regulatory Assets and Regulatory Liabilities

The Company’s cost-based, rate-regulated utilities recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated.  As a result, the Company has recorded regulatory assets and liabilities which are summarized in the following tables.  Substantially all regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

	September 30,	December 31,
Millions of dollars	2011	2010
Regulatory Assets:
Accumulated deferred income taxes	$210	$210
Under-collections - electric fuel adjustment clause	55	25
Environmental remediation costs	30	32
AROs and related funding	318	298
Franchise agreements	41	45
Deferred employee benefit plan costs	318	326
Planned major maintenance	12	6
Deferred losses on interest rate derivatives	149	83
Deferred pollution control costs	22	13
Other	37	23
Total Regulatory Assets	$1,192	$1,061

Regulatory Liabilities:
Accumulated deferred income taxes	$24	$26
Asset removal costs	657	780
Storm damage reserve	35	38
Monetization of bankruptcy claim	35	37
Deferred gains on interest rate derivatives	22	26
Other	5	6
Total Regulatory Liabilities	$778	$913

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

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are expected to be recovered in retail electric rates during the period October 2012 through April 2013.  SCE&G is allowed to accrue interest on the base fuel deferred balances through the recovery period.

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

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the installation of scrubbers at Wateree and Williams Stations pursuant to specific regulatory orders.  Such costs related to Williams Station amount to $9.4 million at September 30, 2011 and are being recovered through utility rates over approximately 30 years.  The remaining costs relate to Wateree Station, for which the Company will seek recovery in future proceedings before the SCPSC.  SCE&G is allowed to accrue interest on deferred costs related to Wateree Station.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates.  During the nine months ended September 30, 2011 and 2010, SCE&G applied costs of $3.6 million and $2.2 million, respectively, to the reserve.  Pursuant to the SCPSC’s July 2010 retail electric rate order approving an electric rate increase, SCE&G suspended collection of storm damage reserve funds indefinitely pending future SCPSC action.

The monetization of bankruptcy claim represents proceeds from the sale of a bankruptcy claim which are expected to be amortized into operating revenue through February 2024.

The SCPSC, the NCUC or the FERC have reviewed and approved through specific orders most of the items shown as regulatory assets.   In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company.  In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, the Company could be required to write off its regulatory assets and liabilities.  Such an event could have a material effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

3.                                       COMMON EQUITY

Changes in common equity during the nine months ended September 30, 2011 and 2010 were as follows:

Millions of dollars	Common Equity
Balance at January 1, 2011	$3,702
Common stock issued	73
Dividends declared	(188)
Comprehensive income	251
Balance as of September 30, 2011	$3,838

Balance at January 1, 2010	$3,408
Common stock issued	127
Dividends declared	(180)
Comprehensive income	229
Balance as of September 30, 2010	$3,584

Authorized shares of common stock were 200 million as of September 30, 2011 and 150 million as of December 31, 2010.  Outstanding shares of common stock were 129.3 million and 127.4 million at September 30, 2011 and December 31, 2010, respectively.

In May 2010 SCANA entered into forward sales contracts for approximately 6.6 million common shares which, after being extended by amendment dated October 26, 2011, are to be settled no later than December 31, 2012.  There have been no shares issued under the forward sales contracts.

4.                                       LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In October 2011, SCE&G issued $30 million of 3.22% first mortgage bonds maturing October 18, 2021.  Proceeds from the sale of these bonds were used to redeem prior to maturity $30 million of the 5.7% pollution control facilities revenue bonds due November 1, 2024 issued by Orangeburg County, South Carolina, on SCE&G’s behalf.

In May 2011, SCE&G issued $100 million of 5.45% first mortgage bonds maturing on February 1, 2041, which constituted a reopening of the prior offering of $250 million of 5.45% first mortgage bonds issued in January 2011.  Proceeds from these sales were used to retire $150 million of SCE&G first mortgage bonds due February 1, 2011, to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance other capital expenditures, and for general corporate purposes.

In May 2011, SCANA issued $300 million of 4.75% medium term notes due May 15, 2021.  Proceeds from the sale of these notes were used by SCANA to pay at maturity $300 million of 6.875% medium term notes.

In February 2011, PSNC Energy issued $150 million of 4.59% unsecured senior notes due February 14, 2021. Proceeds from the sale of these notes were used to retire $150 million of 6.625% medium term notes due February 15, 2011.

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

Liquidity

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Millions of dollars	2011	2010	2011	2010	2011	2010
Lines of credit:
Committed long-term
Total	$300	$300	$1,100	$1,100	$100	$100
LOC advances	-	-	-	-	-	-
Weighted average interest rate	-	-	-	-	-	-
Outstanding commercial paper (270 or fewer days)	$84	$39	$497	$381	-	-
Weighted average interest rate	.47%	.35%	.42%	.42%	-	-
Letters of credit supported by LOC	$3	$3	$.3	$.3	-	-
Available	$213	$258	$603	$719	$100	$100

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

The Company is obligated with respect to an aggregate of $68.3 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

5.                                       INCOME TAXES

In connection with the change in method of accounting for certain repair costs in 2010, the Company identified approximately $36 million of unrecognized tax benefit.  Because this method change is primarily a temporary difference, this additional benefit, if recognized, would not have a significant effect on the effective tax rate.  Within the next 12 months, it is reasonably possible that this unrecognized tax benefit could increase by as much as $12 million or decrease by as much as $36 million.  The events that could cause these changes are direct settlements with taxing authorities, legal or administrative guidance by relevant taxing authorities, or the lapse of an applicable statute of limitation.  No other material changes in the status of the Company’s tax positions have occurred through September 30, 2011.

The Company recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses.  The Company has accrued $0.7 million and $1.5 million of such interest expense for the three and nine months ended September 30, 2011.  Amounts accrued in the prior periods were not significant.

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

Interest Rate Swaps

The Company uses interest rate swaps to manage interest rate risk and exposure to changes in the fair value attributable to changes in interest rates on certain debt issuances.  These swaps are designated as either fair value hedges or cash flow hedges.

The Company uses swaps to synthetically convert fixed rate debt to variable rate debt.  These swaps are designated as fair value hedges.  Periodic payments to or receipts from swap counterparties are recorded within interest expense and are classified as an operating activity in the condensed consolidated statements of cash flows.  In addition, gains on certain swaps that were terminated prior to maturity of the underlying debt instruments are being amortized to interest expense over the life of the debt they hedged.

The Company synthetically converts variable rate debt to fixed rate debt using swaps that are designated as cash flow hedges.  Periodic payments to or receipts from swap counterparties related to these derivatives are recorded within interest expense and are classified as an operating activity for cash flow purposes.

In anticipation of the issuance of debt, the Company may use treasury rate lock or forward starting swap agreements that are designated as cash flow hedges.  The effective portions of changes in fair value and payments made or received upon termination of such agreements for regulated subsidiaries are recorded in regulatory assets or regulatory liabilities, and for the holding company or nonregulated subsidiaries, are recorded in other comprehensive income.  Such amounts are amortized to interest expense over the term of the underlying debt and are classified as an operating activity for cash flow purposes.  Ineffective portions are recognized in income.  Cash payments made or received upon termination of these agreements are classified as an investing activity in the condensed consolidated statements of cash flows.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in DT)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of September 30, 2011
Cash flow	-	9,060,000	22,850,325	31,910,325
Not designated (a)	10,118,000	-	24,215,870	34,333,870
Total (a)	10,118,000	9,060,000	47,066,195	66,244,195

As of December 31, 2010
Cash flow	-	5,715,000	17,190,351	22,905,351
Not designated (b)	10,677,000	-	20,588,581	31,265,581
Total (b)	10,677,000	5,715,000	37,778,932	54,170,932

(a)  Includes an aggregate 9,098,000 DT related to basis swap contracts in Energy Marketing.

(b)  Includes an aggregate 6,485,536 DT related to basis swap contracts in Energy Marketing.

At September 30, 2011 and December 31, 2010, the Company was party to interest rate swaps designated as fair value hedges with an aggregate notional amount of $253.2 million and $556.4 million, respectively, and was party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $572.6 million and $1.1 billion, respectively.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (c)	Value	Location (c)	Value
As of September 30, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$1	Other current liabilities	$45
			Other deferred credits	104
Commodity contracts			Prepayments and other	1
			Other current liabilities	7
			Other deferred credits	2
Total		$1		$159

Derivatives not designated as hedging instruments
Energy management contracts	Prepayments and other	$9	Prepayments and other	$3
	Other deferred debits	4	Other current liabilities	6
			Other deferred credits	4
Total		$13		$13

As of December 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets	$1	Other current liabilities	$57
	Other deferred debits	7	Other deferred credits	25
Commodity contracts	Other current liabilities	1	Other current liabilities	5
			Other deferred credits	2
Total		$9		$89

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	$3
Energy management contracts	Prepayments and other	7	Prepayments and other	$1
	Other deferred debits	2	Other current liabilities	6
			Other deferred credits	2
Total		$12		$9

(c)              Asset derivatives represent unrealized gains to the Company, and liability derivatives represent unrealized losses.  In the Company’s condensed consolidated balance sheets, unrealized gain and loss positions on commodity contracts with the same counterparty are reported as either a net asset or liability, and for purposes of the above disclosure they are reported on a gross basis.

The effect of derivative instruments on the statements of income is as follows:

Derivatives in Fair Value Hedging Relationships

With regard to the Company’s interest rate swaps designated as fair value hedges, the gains on those swaps and the losses on the hedged fixed rate debt are recognized in current earnings and included in interest expense.  These gains and losses, combined with the amortization of deferred gains on previously terminated swaps as discussed above, resulted in reductions to interest expense of $0.9 million and $4.9 million for the three and nine months ended September 30, 2011, respectively, and $2.5 million and $8.4 million for the three and nine months ended September 30, 2010, respectively.

Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Deferred	Gain (Loss) Reclassified from
Derivatives in Cash Flow	in Regulatory Accounts	Deferred Accounts into Income
Hedging Relationships	(Effective Portion)	(Effective Portion)
Millions of dollars		Location	Amount
Three Months Ended September 30, 2011
Interest rate contracts	$(63)	Interest expense	$(1)

Nine Months Ended September 30, 2011
Interest rate contracts	$(72)	Interest expense	$(2)

Three Months Ended September 30, 2010
Interest rate contracts	$(36)	Interest expense	$(1)

Nine Months Ended September 30, 2010
Interest rate contracts	$(96)	Interest expense	$(2)

	Gain (Loss)	Gain (Loss) Reclassified from
Derivatives in Cash Flow	Recognized in OCI,	Accumulated OCI into Income,
Hedging Relationships	net of tax	net of tax (Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Three Months Ended September 30, 2011
Interest rate contracts	$(28)	Interest expense	$(1)
Commodity contracts	(5)	Gas purchased for resale	(1)
Total	$(33)		$(2)

Nine Months Ended September 30, 2011
Interest rate contracts	$(39)	Interest expense	$(3)
Commodity contracts	(7)	Gas purchased for resale	(5)
Total	$(46)		$(8)

Three Months Ended September 30, 2010
Interest rate contracts	$(20)	Interest expense	$(1)
Commodity contracts	(6)	Gas purchased for resale	(2)
Total	$(26)		$(3)

Nine Months Ended September 30, 2010
Interest rate contracts	$(53)	Interest expense	$(3)
Commodity contracts	(13)	Gas purchased for resale	(9)
Total	$(66)		$(12)

As of September 30, 2011, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive loss to earnings arising from cash flow hedges will include approximately $5.2 million as an increase to gas cost and approximately $3.4 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of September 30, 2011, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2013.

	Gain (Loss) Recognized in Income
Derivatives not designated as
Hedging Instruments
Millions of dollars	Location	2011	2010
Third Quarter
Commodity contracts	Gas purchased for resale	$-	$-

Year to Date
Commodity contracts	Gas purchased for resale	$(1)	$(2)

Hedge Ineffectiveness

Other losses recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were $0.8 million and $1.1 million, net of tax, for the three and nine months ended September 30, 2011 and $0.1 million and $0.2 million, net of tax, for the three and nine months ended September 30, 2010.

Credit Risk Considerations

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of September 30, 2011 and December 31, 2010, the Company has posted $109.7 million and $20.0 million, respectively, of collateral related to derivatives with contingent provisions that are in a net liability position.  If all of the contingent features underlying these instruments were fully triggered as of September 30, 2011 and December 31, 2010, the Company would be required to post an additional $58.3 million and $74.0 million, respectively, of collateral to its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of September 30, 2011 and December 31, 2010 are $168.0 million and $94.0 million, respectively.

7.                                       FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

The Company values available for sale securities using quoted prices from a national stock exchange, such as the NASDAQ, where the securities are actively traded.  For commodity derivative assets and liabilities, the Company uses unadjusted NYMEX prices to determine fair value, and considers such measures of fair value to be Level 1 for exchange traded instruments and Level 2 for over-the-counter instruments.  The Company’s interest rate swap agreements are valued using discounted cash flow models with independently sourced market data.  Fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

		Fair Value Measurements Using
		Quoted Prices in Active	Significant Other
		Markets for Identical Assets	Observable Inputs
Millions of dollars		(Level 1)	(Level 2)
As of September 30, 2011
Assets -	Available for sale securities	$ 3	$ -
	Interest rate contracts	-	1
	Energy management contracts	-	13
Liabilities -	Interest rate contracts	-	149
	Commodity contracts	4	9
	Energy management contracts	-	12

As of December 31, 2010
Assets -	Available for sale securities	$ 3	$ -
	Interest rate contracts	-	8
	Commodity contracts	2	2
	Energy management contracts	-	9
Liabilities -	Interest rate contracts	-	82
	Commodity contracts	1	6
	Energy management contracts	-	11

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

Financial instruments for which the carrying amount may not equal estimated fair value at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,660.6	$5,401.3	$4,488.3	$4,840.5

Fair values of long-term debt are based on quoted market prices of the instruments or similar instruments.  For debt instruments for which no quoted market prices are available, fair values are based on net present value calculations.  Carrying values reflect the fair values of interest rate swaps designated as fair value hedges, based on discounted cash flow models with independently sourced market data.  Early settlement of long-term debt may not be possible or may not be considered prudent.

8.                                       EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2011	2010	2011	2010
Three months ended September 30,
Service cost	$4.5	$4.0	$1.0	$0.9
Interest cost	10.4	9.3	3.2	2.7
Expected return on assets	(15.3)	(13.2)	-	-
Prior service cost amortization	1.7	1.5	0.2	0.3
Transition obligation amortization	-	-	0.1	0.2
Amortization of actuarial loss	3.1	3.4	0.1	(0.2)
Net periodic benefit cost	$4.4	$5.0	$4.6	$3.9

Nine months ended September 30,
Service cost	$13.7	$13.5	$3.2	$3.1
Interest cost	32.6	33.0	9.2	8.9
Expected return on assets	(47.7)	(46.1)	-	-
Prior service cost amortization	5.3	5.2	0.8	0.8
Transition obligation amortization	-	-	0.5	0.5
Amortization of actuarial loss	9.1	12.0	0.3	-
Net periodic benefit cost	$13.0	$17.6	$14.0	$13.3

No contribution to the pension trust will be necessary in or for 2011, nor will limitations on benefit payments apply.  Prior to July 15, 2010, the SCPSC allowed SCE&G to defer as a regulatory asset the amount of pension cost exceeding amounts  included in the current rates for SCE&G’s retail electric and gas distribution regulated operations.  In connection with the SCPSC’s July 2010 retail electric rate order and November 2010 natural gas RSA order, SCE&G began deferring all pension expense or income related to retail electric and gas operations as a regulatory asset or liability, as applicable.  Costs totaling $2.2 million and $6.8 million were deferred for the three and nine months ended September 30, 2011, respectively.  Costs totaling $3.9 million and $14.5 million were deferred for the corresponding periods in 2010.  These costs will be deferred until such time as future rate recovery is provided for by the SCPSC.

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

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer.  SCE&G has no reason to anticipate a serious nuclear incident.  However, if such an incident were to occur, it likely would have a material impact on the Company’s results of operations, cash flows and financial position.

Environmental

SCE&G

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the Cross-State Air Pollution Rule.  This rule replaces CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  The rule requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  Certain air quality control installations that SCE&G and GENCO have already completed should assist the Company in complying with the Cross-State Air Pollution Rule.  The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

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

SCE&G maintains an environmental assessment program to identify and evaluate its current and former operations sites that could require environmental clean-up.  As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site.  These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates.  Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations.  Under an SCPSC-approved cost recovery mechanism, SCE&G defers site assessment and cleanup costs associated with former gas MGP sites and recovers such costs through base rates.  Environmental assessment and remediation costs associated with electric operations are expensed as incurred or, if significant, appropriate regulatory treatment is sought.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC.  SCE&G anticipates that major remediation activities at these sites will continue until 2014 and will cost an additional $8.6 million.  In addition, the National Park Service of the Department of the Interior made a demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina.  In May 2011, the parties agreed to settle for $3.75 million (which amount SCE&G had previously accrued).  The court approved the settlement on August 10, 2011, and all payments were made on August 15, 2011.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At September 30, 2011, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $25.2 million and are included in regulatory assets.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected.  PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs.  PSNC Energy has recorded a liability and associated regulatory asset of $3.2 million, which reflects its estimated remaining liability at September 30, 2011. PSNC Energy expects to recover through rates any costs allocable to PSNC Energy arising from the remediation of these sites.

Nuclear Generation

SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117-MW nuclear generation units to be constructed at the site of Summer Station, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Under these agreements, SCE&G will have the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium, for the design and construction of the New Units.   Assuming timely receipt of federal approvals and construction proceeding as scheduled, the first unit is expected to be completed and in service in 2016, and the second in 2019.  SCE&G’s share of the estimated cash outlays (future value, excluding AFC) totals $5.5 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that may impact project budget and schedule, including those related to design changes involved in the regulatory certification of the units’ nuclear technology.  Certain of these issues may result in claims or requests for change orders by members of the Consortium and assertions of contractual entitlement to recover additional costs.  SCE&G expects to resolve any such disputes through both the informal and formal procedures and anticipates that any additional costs that arise through such dispute resolution processes will be recoverable through rates.

SCE&G’s latest Integrated Resource Plan filed with the SCPSC in February 2011 continues to support SCE&G’s need for 55 percent of the output of the two units.  As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units.  Santee Cooper has indicated that it will seek to reduce its 45 percent ownership in the New Units.  Santee Cooper has disclosed that, in March 2011, it entered into a non-binding letter of intent with OUC that may result in the execution of a power purchase agreement with an option for OUC to acquire a portion of Santee Cooper’s ownership interest in the New Units.  Similarly, Santee Cooper announced in July 2011 that it has entered into separate letters of intent with Duke and FMPA that may result in either or both of them acquiring a portion of Santee Cooper’s ownership interest in the New Units.  Santee Cooper has advised us that, in a letter dated October 31, 2011, it received formal notice that OUC would not renew its letter of intent and that FMPA no longer wishes to pursue discussions.

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

In October 2011, the NRC conducted a mandatory hearing regarding the issuance of a COL for the New Units.  This hearing follows the August 2011 completion of the FSER, in which the NRC staff concluded there were no safety aspects that would preclude issuing the COL, and the April 2011 completion of the FEIS, in which the NRC and the USACE concluded there were no environmental impacts that would preclude issuing the COL.  SCE&G anticipates issuance of the COL for the New Units in late 2011 or early 2012.

Westinghouse and Stone and Webster, Inc. have recently performed an impact study, at SCE&G’s request, related to various cost and timing alternatives arising from the delay in the issuance date of the COL from mid-2011, which was the date assumed when the EPC Contract was signed in 2008, to the issuance date currently anticipated by SCE&G. The impact study analyzed three scenarios, including (1) compressing the construction schedule for the first New Unit but retaining the original commercial operation date set forth in the EPC Contract, (2) extending the commercial operation date for the first New Unit by six months, or (3) delaying the commercial operation date of the first New Unit and accelerating the commercial operation date for the second New Unit. SCE&G is currently negotiating with Westinghouse and Stone and Webster, Inc. to determine the preferred scenarios and does not anticipate a final decision with respect thereto until late 2011.

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

	External	Intersegment	Operating	Income Available to	Segment
Millions of dollars	Revenue	Revenue	Income	Common Shareholders	Assets
Three Months Ended September 30, 2011
Electric Operations	$728	$2	$225	n/a
Gas Distribution	114	1	(11)	n/a
Retail Gas Marketing	68	-	n/a	$(5)
Energy Marketing	180	49	n/a	2
All Other	10	102	5	(6)
Adjustments/Eliminations	(8)	(154)	(4)	114
Consolidated Total	$1,092	$-	$215	$105

Nine Months Ended September 30, 2011
Electric Operations	$1,903	$6	$487	n/a	$8,070
Gas Distribution	606	1	75	n/a	2,099
Retail Gas Marketing	348	-	n/a	$14	164
Energy Marketing	510	146	n/a	4	113
All Other	30	308	13	(5)	1,296
Adjustments/Eliminations	(23)	(461)	30	276	1,428
Consolidated Total	$3,374	$-	$605	$289	$13,170

Three Months Ended September 30, 2010
Electric Operations	$705	$3	$201	n/a
Gas Distribution	118	1	(8)	n/a
Retail Gas Marketing	64	-	n/a	$(3)
Energy Marketing	199	52	n/a	1
All Other	9	102	4	(5)
Adjustments/Eliminations	(7)	(158)	(1)	108
Consolidated Total	$1,088	$-	$196	$101

Nine Months Ended September 30, 2010
Electric Operations	$1,820	$7	$426	n/a	$7,674
Gas Distribution	680	1	84	n/a	2,062
Retail Gas Marketing	400	-	n/a	$21	144
Energy Marketing	548	141	n/a	3	110
All Other	27	304	14	(11)	1,237
Adjustments/Eliminations	(20)	(453)	39	268	1,375
Consolidated Total	$3,455	$-	$563	$281	$12,602

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

AS COMPARED TO THE CORRESPONDING PERIODS IN 2010

Earnings Per Share

Earnings per share was as follows:

	Third Quarter		Year to Date
Millions of dollars	2011	2010	2011	2010
Basic earnings per share	$.81	$.80	$2.25	$2.25
Diluted earnings per share	.81	.79	2.23	2.24

Third Quarter

Basic earnings per share increased by $.15 due to higher electric margin.  This increase was partially offset by $.02 due to lower gas margin, $0.02 due to higher operating expenses, $.01 due to higher depreciation expense, $.05 due to higher interest expense, net of AFC, dilution from additional shares outstanding of $.02 and by $.02 of other items explained in the following pages.

Year to Date

Basic earnings per share increased by $.38 due to higher electric margin and by $.01 due to lower operating expenses.  These increases were offset by $.12 due to lower gas margin, $.04 due to higher depreciation expense, $.03 due to higher property taxes, $.13 due to higher interest expense, net of AFC, by dilution from additional shares outstanding of $.06 and by $.01 of other items explained in the following pages.

Diluted Earnings Per Share

In May 2010, SCANA entered into equity forward sales contracts for approximately 6.6 million common shares, which contracts must be settled no later than December 31, 2012.  During periods when the average market price of SCANA’s common stock is above the per share adjusted forward sales price, the Company computes diluted earnings per share giving effect to this dilutive potential common stock using the treasury stock method.

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2011:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 11, 2011	$.485	March 10, 2011	April 1, 2011
April 21, 2011	$.485	June 10, 2011	July 1, 2011
August 11, 2011	$.485	September 9, 2011	October 1, 2011
October 26, 2011	$.485	December 9, 2011	January 1, 2012

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2011	% Change	2010	2011	% Change	2010
Operating revenues	$730.2	3.1%	$708.5	$1,908.2	4.4%	$1,827.1
Less: Fuel used in generation	277.9	(1.0)%	280.8	742.8	0.4%	739.9
Purchased power	5.9	(11.9)%	6.7	16.0	36.8%	11.7
Margin	$446.4	6.0%	$421.0	$1,149.4	6.9%	$1,075.5

Third Quarter

Margin increased primarily due to base rate increases approved by the SCPSC in 2010 and 2011.

Year to Date

Margin increased by $34.6 million due to higher SCPSC-approved retail electric base rates in July 2010, by $38.1 million due to an increase in base rates approved by the SCPSC under the BLRA, and by $17.4 million as the result of a 2010 SCPSC regulatory order issued in connection with SCE&G’s annual fuel cost proceeding (see also discussion at “Income Taxes”).  These increases were partially offset by $16.5 million due to lower residential and commercial usage (including the effect of weather).

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

	Third Quarter			Year to Date
Classification	2011	% Change	2010	2011	% Change	2010
Residential	2,542	(2.3)%	2,603	6,609	(4.0)%	6,883
Commercial	2,180	(2.5)%	2,236	5,769	(2.6)%	5,921
Industrial	1,586	1.2%	1,567	4,536	2.8%	4,413
Other	169	1.2%	167	440	-	440
Total Retail Sales	6,477	(1.5)%	6,573	17,354	(1.7)%	17,657
Wholesale	619	6.2%	583	1,618	9.0%	1,484
Total Sales	7,096	(0.8)%	7,156	18,972	(0.9)%	19,141

Third Quarter

Retail sales volume decreased primarily due to the effects of weather.

Year to Date

Retail sales volume decreased primarily due to the effects of milder weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2011	% Change	2010	2011	% Change	2010
Operating revenues	$113.6	(3.5)%	$117.7	$606.2	(10.9)%	$680.1
Less: Gas purchased for resale	62.2	(6.3)%	66.4	348.0	(16.4)%	416.4
Margin	$51.4	0.2%	$51.3	$258.2	(2.1)%	$263.7

Sales volumes (in DT) by class, including transportation, were as follows:

	Third Quarter			Year to Date
Classification (in thousands)	2011	% Change	2010	2011	% Change	2010
Residential	1,853	5.9%	1,749	25,253	(12.5)%	28,867
Commercial	3,764	2.7%	3,664	18,480	(6.7)%	19,815
Industrial	4,359	(3.3)%	4,508	14,032	(1.0)%	14,180
Transportation	7,556	2.7%	7,354	24,925	3.1%	24,186
Total	17,532	1.5%	17,275	82,690	(5.0)%	87,048

Third Quarter

Margin at SCE&G decreased primarily due to the SCPSC-approved decrease in retail gas base rates under the RSA which became effective with the first billing cycle of November 2010.  Margin at PSNC Energy increased primarily due to residential and commercial customer growth.  Total sales volumes increased primarily due to higher transportation volumes associated with gas supply for electric generation.

Year to Date

Margin at SCE&G decreased $7.9 million due to the SCPSC-approved decrease in retail gas base rates under the RSA which became effective with the first billing cycle of November 2010.  Margin at PSNC Energy increased by $1.9 million primarily due to residential and commercial customer growth.  Total sales volumes decreased primarily due to decreased firm customer usage resulting from milder weather.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing revenues and income (loss) available to common shareholders were as follows:

	Third Quarter			Year to Date
Millions	2011	% Change	2010	2011	% Change	2010
Operating revenues	$67.9	5.8%	$64.2	$348.0	(13.0)%	$400.2
Income (loss) available to common shareholders	(4.3)	53.6%	(2.8)	14.5	(31.0)%	21.0

Third Quarter

Changes in operating revenues are due to higher consumption.   Changes in income (loss) available to common shareholders are due to higher consumption, offset by higher costs.

Year to Date

Changes in operating revenues and income (loss) available to common shareholders are due to milder weather in 2011.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and income available to common shareholders were as follows:

	Third Quarter			Year to Date
Millions	2011	% Change	2010	2011	% Change	2010
Operating revenues	$230.7	(8.1)%	$251.0	$657.2	(4.6)%	$689.1
Income available to common shareholders	1.6	(5.9)%	1.7	4.0	21.2%	3.3

Third Quarter

Changes in operating revenues and income available to common shareholders are due to lower market prices and consumption.

Year to Date

Operating revenues are lower due to lower market prices.  Income available to common shareholders is higher due to an increase in consumption.

Other Operating Expenses

Other operating expenses were as follows:

	Third Quarter			Year to Date
Millions of dollars	2011	% Change	2010	2011	% Change	2010
Other operation and maintenance	$166.7	1.6%	$164.1	$501.1	(0.4)%	$503.0
Depreciation and amortization	87.0	2.0%	85.3	258.9	3.1%	251.1
Other taxes	49.7	0.8%	49.3	152.3	3.5%	147.1

Third Quarter

Other operation and maintenance expenses increased by $2.7 million due to higher customer service expenses and general expenses and by $1.2 million due to higher compensation and other benefits.  This increase was partially offset by $1.4 million due to lower generation, transmission and distribution expenses.  Depreciation and amortization expense increased in 2011 primarily due to net property additions.  Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses decreased by $3.1 million due to lower customer service expenses and general expenses, including bad debt expense, and by $0.8 million due to lower generation, transmission and distribution expenses.  This decrease was partially offset by $2.0 million due to higher compensation and other benefits.   Depreciation and amortization expense increased in 2011 primarily due to net property additions.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and the activities of certain non-regulated subsidiaries.

Pension Cost

Pension cost was recorded on the Company’s income statements and balance sheets as follows:

	Third Quarter		Year to Date
Millions of dollars	2011	2010	2011	2010
Income Statement Impact:
Employee benefit costs	$0.7	$0.5	$2.0	$0.3
Other (income) expense	0.1	(1.1)	0.4	(3.0)
Balance Sheet Impact:
Capital expenditures	1.1	1.2	2.9	4.5
Component of amount due from Summer Station co-owner	0.3	0.5	0.9	1.3
Regulatory asset	2.2	3.9	6.8	14.5
Total Pension Cost	$4.4	$5.0	$13.0	$17.6

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

AFC

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income.  AFC decreased due to the completion of certain pollution abatement projects at coal fired plants in 2010.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Third Quarter

Income taxes (and the effective tax rate) for the three months ended September 30, 2011 were higher than the same period in 2010 primarily due to higher income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item.

Year to Date

Income taxes (and the effective tax rate) for the nine months ended September 30, 2011 were higher than the same period in 2010 primarily due to higher income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item, as well as by the recognition of certain previously deferred state income tax credits pursuant to the settlement of a fuel cost recovery proceeding in the first quarter of 2010 (see also the discussion at “Electric Operations”).

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations, including its $285 million current portion of long-term debt as of September 30, 2011, will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities.  The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  The Company’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2011 was 2.86 and 2.90, respectively.

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Millions of dollars	2011	2010	2011	2010	2011	2010
Lines of credit:
Committed long-term
Total	$300	$300	$1,100	$1,100	$100	$100
LOC advances	-	-	-	-	-	-
Weighted average interest rate	-	-	-	-	-	-
Outstanding commercial paper (270 or fewer days)	$84	$39	$497	$381	-	-
Weighted average interest rate	.47%	.35%	.42%	.42%	-	-
Letters of credit supported by LOC	$3	$3	$.3	$.3	-	-
Available	$213	$258	$603	$719	$100	$100

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

The Company is obligated with respect to an aggregate of $68.3 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

At September 30, 2011, the Company had net available liquidity of approximately $1.0 billion.  The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of any outstanding balance on its draws from the credit facilities, while maintaining appropriate levels of liquidity.  The Company’s long-term debt portfolio has a weighted average maturity of approximately 17 years and bears an average cost of 6.15%.  A significant portion of long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCANA issued stock valued at $73.2 million during the nine months ended September 30, 2011 through various compensation and dividend reinvestment plans.  In addition, the Company expects to issue approximately 6.6 million common shares under forward sales contracts to be settled no later than December 31, 2012, resulting in net proceeds of approximately $197 million.

The Company’s liquidity is being favorably impacted due to the issuance of final rules by the IRS in late 2010 related to bonus depreciation.  In addition the Company recognizes a cash benefit from the method being used to account for capital maintenance, which results in certain maintenance costs being treated as current deductions for income tax purposes.  The Company expects these strategies to generate approximately $60 million of cash flow for 2011.

In October 2011, SCE&G issued $30 million of 3.22% first mortgage bonds maturing October 18, 2021.  Proceeds from the sale of these bonds were used to redeem prior to maturity $30 million of the 5.7% pollution control facilities revenue bonds due November 1, 2024 issued by Orangeburg County, South Carolina, on SCE&G’s behalf.

In May 2011, SCE&G issued $100 million of 5.45% first mortgage bonds maturing on February 1, 2041, which constituted a reopening of the prior offering of $250 million of 5.45% first mortgage bonds issued in January 2011.  Proceeds from these sales were used to retire $150 million of SCE&G first mortgage bonds due February 1, 2011, to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance other capital expenditures and for general corporate purposes.

In May 2011 SCANA issued $300 million of 4.75% medium term notes due May 15, 2021.  Proceeds from the sale of these notes were used by SCANA to pay at maturity $300 million of 6.875% medium term notes.

In February 2011, PSNC Energy issued $150 million of 4.59% unsecured senior notes due February 14, 2021. Proceeds from the sale of these notes were used to retire $150 million of 6.625% medium term notes due February 15, 2011.

The Company paid approximately $61 million in 2011 to settle interest rate contracts associated with the issuance of long-term debt.

Capital Expenditures

The Company’s current estimates for construction and nuclear fuel for 2011-2014, which are subject to continuing review and adjustment, are as follows:

Estimated Capital Expenditures

Millions of dollars	2011	2012	2013	2014
SCE&G - Normal
Generation	$95	$142	$96	$78
Transmission & Distribution	202	198	217	190
Other	37	26	14	21
Gas	50	49	51	57
Common	18	14	18	13
Total SCE&G - Normal	402	429	396	359
PSNC Energy	66	57	65	70
Other	32	42	40	31
Total Normal	500	528	501	460
New Nuclear	478	839	849	641
Cash Requirements for Construction	978	1,367	1,350	1,101
Nuclear Fuel	81	57	106	10
Total Estimated Capital Expenditures	$1,059	$1,424	$1,456	$1,111

OTHER MATTERS

Nuclear Generation

SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117-MW nuclear generation units to be constructed at the site of Summer Station, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Under these agreements, SCE&G will have the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium, for the design and construction of the New Units.   Assuming timely receipt of federal approvals and construction proceeding as scheduled, the first unit is expected to be completed and in service in 2016, and the second in 2019.  SCE&G’s share of the estimated cash outlays (future value, excluding AFC) totals $5.5 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that may impact project budget and schedule, including those related to design changes involved in the regulatory certification of the units’ nuclear technology.  Certain of these issues may result in claims or requests for change orders by members of the Consortium and assertions of contractual entitlement to recover additional costs.  SCE&G expects to resolve any such disputes through both the informal and formal procedures and anticipates that any additional costs that arise through such dispute resolution processes will be recoverable through rates.

SCE&G’s latest Integrated Resource Plan filed with the SCPSC in February 2011 continues to support SCE&G’s need for 55 percent of the output of the two units.  As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units.  Santee Cooper has indicated that it will seek to reduce its 45 percent ownership in the New Units.  Santee Cooper has disclosed that, in March 2011, it entered into a non-binding letter of intent with OUC that may result in the execution of a power purchase agreement with an option for OUC to acquire a portion of Santee Cooper’s ownership interest in the New Units.  Similarly, Santee Cooper announced in July 2011 that it has entered into separate letters of intent with Duke and FMPA that may result in either or both of them acquiring a portion of Santee Cooper’s ownership interest in the New Units.  Santee Cooper has advised us that, in a letter dated October 31, 2011, it received formal notice that OUC would not renew its letter of intent and that FMPA no longer wishes to pursue discussions.

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

In October 2011, the NRC conducted a mandatory hearing regarding the issuance of a COL for the New Units.  This hearing follows the August 2011 completion of the FSER, in which the NRC staff concluded there were no safety aspects that would preclude issuing the COL, and the April 2011 completion of the FEIS, in which the NRC and the USACE concluded there were no environmental impacts that would preclude issuing the COL.  SCE&G anticipates issuance of the COL for the New Units in late 2011 or early 2012.

Westinghouse and Stone and Webster, Inc. have recently performed an impact study, at SCE&G’s request, related to various cost and timing alternatives arising from the delay in the issuance date of the COL from mid-2011, which was the date assumed when the EPC Contract was signed in 2008, to the issuance date currently anticipated by SCE&G. The impact study analyzed three scenarios, including (1) compressing the construction schedule for the first New Unit but retaining the original commercial operation date set forth in the EPC Contract, (2) extending the commercial operation date for the first New Unit by six months, or (3) delaying the commercial operation date of the first New Unit and accelerating the commercial operation date for the second New Unit. SCE&G is currently negotiating with Westinghouse and Stone and Webster, Inc. to determine the preferred scenarios and does not anticipate a final decision with respect thereto until late 2011.

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

Air Quality

SCE&G

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the Cross-State Air Pollution Rule.  This rule replaces CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  The rule requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  Certain air quality control installations that SCE&G and GENCO have already completed should assist the Company in complying with the Cross-State Air Pollution Rule.  The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

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

SCE&G maintains an environmental assessment program to identify and evaluate its current and former operations sites that could require environmental clean-up.  As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site.  These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates.  Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations.  Under an SCPSC-approved cost recovery mechanism, SCE&G defers site assessment and cleanup costs associated with former gas MGP sites and recovers such costs through base rates.  Environmental assessment and remediation costs associated with electric operations are expensed as incurred or, if significant, appropriate regulatory treatment is sought.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC.  SCE&G anticipates that major remediation activities at these sites will continue until 2014 and will cost an additional $8.6 million.  In addition, the National Park Service of the Department of the Interior made a demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina.  In May 2011, the parties agreed to settle for $3.75 million (which amount SCE&G had previously accrued).  The court approved the settlement on August 10, 2011, and all payments were made on August 15, 2011.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At September 30, 2011, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $25.2 million and are included in regulatory assets.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected.  PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs.  PSNC Energy has recorded a liability and associated regulatory asset of $3.2 million, which reflects its estimated remaining liability at September 30, 2011.  PSNC Energy expects to recover through rates any costs allocable to PSNC Energy arising from the remediation of these sites.

For additional information related to environmental matters and claims and litigation, see Note 9 to the condensed consolidated financial statements.

Retail Gas Marketing

As Georgia’s regulated provider, SCANA Energy provides service to low-income customers and customers unable to obtain or maintain natural gas service from other marketers at rates approved by the GPSC, and SCANA Energy receives funding from the Universal Service Fund to offset some of the bad debt associated with the low-income group.  SCANA Energy’s current term as the regulated provider is scheduled to end on August 31, 2012.  The GPSC will accept bids from energy marketers, including SCANA Energy, to serve as the regulated provider for a two-year period ending August 31, 2014.  The GPSC is expected to make its decision in February 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk -The table below provides information about long-term debt issued by the Company and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the tables present principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the figures shown reflect notional amounts, weighted average interest rates and related maturities. Fair values for debt represent quoted market prices. Interest rate swap agreements are valued using discounted cash flow models with independently sourced market data.

September 30, 2011	Expected Maturity Date
Millions of dollars	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	9.1	268.9	160.1	44.2	7.9	3,996.7	4,486.9	5,252.1
Average Fixed Interest Rate (%)	7.30	6.19	7.01	4.95	5.49	5.86	5.91	-
Variable Rate ($)	-	4.4	4.4	4.4	4.4	151.9	169.5	144.9
Average Variable Interest Rate (%)	-	1.03	1.03	1.03	1.03	.65	.69	-
Interest Rate Swaps:
Pay Variable/Receive Fixed ($)	-	253.2	-	-	-	-	253.2	1.1
Pay Interest Rate (%)	-	4.89	-	-	-	-	4.89	-
Receive Interest Rate (%)	-	6.28	-	-	-	-	6.28	-
Pay Fixed/Receive Variable ($)	-	254.4	154.4	4.4	4.4	155.0	572.6	(149.2)
Average Pay Interest Rate (%)	-	4.21	4.92	6.17	6.17	4.84	4.60	-
Average Receive Interest Rate (%)	-	.39	.39	1.03	1.03	.63	.46	-

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

Expected Maturity:
Futures Contracts			Options
				Purchased Call	Purchased Put	Sold Call	Sold Put
2011	Long	Short	2011	(Long)	(Short)	(Short)	(Long)
Settlement Price (a)	3.82	4.17	Strike Price (a)	5.16	3.75	5.00	3.75
Contract Amount (b)	11.1	0.1	Contract Amount (b)	18.0	0.1	0.1	0.1
Fair Value (b)	9.2	0.1	Fair Value (b)	-	-	-	-

2012			2012
Settlement Price (a)	4.16	4.35	Strike Price (a)	4.96	3.75	5.00	3.75
Contract Amount (b)	19.3	0.4	Contract Amount (b)	33.3	0.2	0.3	0.2
Fair Value (b)	17.3	0.4	Fair Value (b)	0.6	-	-	-

2013
Settlement Price (a)	4.79
Contract Amount (b)	1.5
Fair Value (b)	1.4

(a)  Weighted average, in dollars

(b)  Millions of dollars

Swaps	2011	2012	2013	2014	2015	2016
Commodity Swaps:
Pay fixed/receive variable (b)	23.9	58.6	21.7	9.8	9.8	3.3
Average pay rate (a)	4.8056	5.0254	5.6940	5.4580	5.4580	5.5130
Average received rate (a)	3.8334	4.1853	4.8008	5.1349	5.3903	5.6146
Fair value (b)	19.1	48.8	18.3	9.2	9.7	3.4

Pay variable/receive fixed (b)	10.1	33.4	15.7	9.2	9.7	3.4
Average pay rate (a)	3.5475	7.0564	4.8015	5.1349	5.3903	5.6146
Average received rate (a)	4.5603	8.4882	5.4287	5.4693	5.4693	5.5220
Fair value (b)	12.9	40.2	17.7	9.8	9.8	3.3

Basis Swaps:
Pay variable/receive variable (b)	6.2	26.3	6.1	-	-	-
Average pay rate (a)	3.8366	4.2299	4.8387	-	-	-
Average received rate (a)	3.8199	4.2105	4.7995	-	-	-
Fair value (b)	6.1	26.2	6.1	-	-	-

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2011, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2011, SCANA’s disclosure controls and procedures were effective.  There has been no change in SCANA’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

FINANCIAL SECTION

ITEM 1. FINANCIAL STATEMENTS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
Millions of dollars	2011	2010
Assets

Utility Plant In Service	$10,309	$10,112
Accumulated Depreciation and Amortization	(3,337)	(3,098)
Construction Work in Progress	1,386	1,051
Nuclear Fuel, Net of Accumulated Amortization	120	133
Utility Plant, Net ($614 and $634 related to VIEs)	8,478	8,198

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	56	46
Assets held in trust, net - nuclear decommissioning	80	76
Other investments	3	4
Nonutility Property and Investments, Net	139	126

Current Assets:
Cash and cash equivalents	17	31
Receivables, net of allowance for uncollectible accounts of $3 and $3	453	507
Affiliated receivables	12	-
Inventories (at average cost):
Fuel and gas supply	163	216
Materials and supplies	118	117
Emission allowances	3	6
Prepayments and other	133	168
Deferred income taxes	16	15
Total Current Assets ($145 and $221 related to VIEs)	915	1,060

Deferred Debits and Other Assets:
Pension asset	61	57
Regulatory assets	1,129	996
Other	135	137
Total Deferred Debits and Other Assets ($51 and $43 related to VIEs)	1,325	1,190
Total	$10,857	$10,574

	September 30,	December 31,
Millions of dollars	2011	2010
Capitalization and Liabilities

Common equity	$3,608	$3,437
Noncontrolling interest	106	104
Long-Term Debt, net	3,226	3,037
Total Capitalization	6,940	6,578

Current Liabilities:
Short-term borrowings	497	381
Current portion of long-term debt	22	22
Accounts Payable	179	341
Affiliated Payables	115	140
Customer deposits and customer prepayments	51	60
Taxes accrued	123	137
Interest accrued	49	50
Dividends declared	50	54
Derivative financial instruments	-	34
Other	62	80
Total Current Liabilities	1,148	1,299

Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,324	1,240
Deferred investment tax credits	41	56
Asset retirement obligations	496	478
Other postretirement benefits	164	163
Regulatory liabilities	577	662
Other	167	98
Total Deferred Credits and Other Liabilities	2,769	2,697
Commitments and Contingencies (Note 9)	-	-
Total	$10,857	$10,574

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2011	2010	2011	2010
Operating Revenues:
Electric	$730	$708	$1,908	$1,827
Gas	67	69	285	324
Total Operating Revenues	797	777	2,193	2,151

Operating Expenses:
Fuel used in electric generation	278	281	743	740
Purchased power	6	7	16	12
Gas purchased for resale	44	46	181	213
Other operation and maintenance	132	131	391	391
Depreciation and amortization	72	68	214	201
Other taxes	45	46	139	135
Total Operating Expenses	577	579	1,684	1,692

Operating Income	220	198	509	459

Other Income (Expense):
Other income	-	3	2	10
Other expenses	(3)	(4)	(9)	(12)
Interest charges, net of allowance for borrowed funds used during construction of $2, $3, $6 and $8	(53)	(46)	(153)	(139)
Allowance for equity funds used during construction	5	6	12	16
Total Other Expense	(51)	(41)	(148)	(125)

Income Before Income Tax Expense	169	157	361	334
Income Tax Expense	50	46	110	97

Net Income	119	111	251	237
Less Net Income Attributable to Noncontrolling Interest	2	5	7	10

Earnings Available to Common Shareholder	$117	$106	$244	$227

Dividends Declared on Common Stock	$51	$51	$150	$145

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
Millions of dollars	2011	2010
Cash Flows From Operating Activities:
Net income	$251	$237
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	2	2
Deferred income taxes, net	83	152
Depreciation and amortization	214	204
Amortization of nuclear fuel	27	27
Allowance for equity funds used during construction	(12)	(16)
Carrying cost recovery	-	(3)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	11	(78)
Inventories	20	30
Prepayments and other	63	(81)
Regulatory assets	(90)	(89)
Regulatory liabilities	(10)	(5)
Accounts payable	(40)	12
Taxes accrued	(14)	(21)
Interest accrued	(1)	(3)
Changes in other assets	(7)	(11)
Changes in other liabilities	6	129
Net Cash Provided From Operating Activities	503	486
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(632)	(553)
Proceeds from investments	5	10
Nonutility property additions	(9)	(2)
Investment in affiliate	-	41
Purchase of investments	(37)	(43)
Settlements of interest rate contracts	(31)	-
Net Cash Used For Investing Activities	(704)	(547)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	349	101
Repayment of long-term debt	(166)	(213)
Dividends	(155)	(144)
Contributions from parent	73	127
Short-term borrowings –affiliate, net	(30)	(6)
Short-term borrowings, net	116	81
Net Cash Provided From (Used For) Financing Activities	187	(54)
Net Decrease In Cash and Cash Equivalents	(14)	(115)
Cash and Cash Equivalents, January 1	31	134
Cash and Cash Equivalents, September 30	$17	$19
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $6 and $8)	$138	$132
- Income taxes	-	31
Noncash Investing and Financing Activities:
Accrued construction expenditures	56	154
Capital leases	2	-

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2011	2010	2011	2010
Net Income	$119	$111	$251	$237
Other Comprehensive Income, net of tax:
Reclassification to net income - amortization of deferred employee benefit plan costs, net of tax of $-, $-, $-, and $1	-	1	-	2
Total Comprehensive Income	119	112	251	239
Less comprehensive income attributable to noncontrolling interest	(2)	(5)	(7)	(10)
Comprehensive income available to common shareholder (1)	$117	$107	$244	$229

(1)  Accumulated other comprehensive loss totaled $2.5 million as of September 30, 2011 and $2.7 million as of December 31, 2010.

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $494 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, fossil fuel and emission allowances. See also Note 4.

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

2.                                       RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric

SCE&G’s retail electric rates are established in part, by using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G.  Effective with the first billing cycle of May 2010, the SCPSC approved a settlement agreement authorizing SCE&G to decrease the fuel cost portion of its electric rates.  The settlement agreement incorporated SCE&G’s proposal to accelerate the recognition of $17.4 million of previously deferred state income tax credits and record an offsetting reduction to the recovery of fuel costs.  In addition, SCE&G agreed to defer recovery of its actual undercollected base fuel costs as of April 30, 2010 until May 2011.  SCE&G was allowed to charge and accrue carrying costs monthly on the actual base fuel costs undercollected balance as of the end of each month during this deferral period.  In February 2011, SCE&G requested authorization to increase the cost of fuel component of its retail electric rates to be effective with the first billing cycle of May 2011.  On March 17, 2011, SCE&G, ORS and SCEUC entered into a settlement agreement in which SCE&G agreed to recover its actual base fuel under-collected balance as of April 30, 2011 over a two year period commencing with the first billing cycle of May 2011.  The settlement agreement also provided that SCE&G would be allowed to charge and accrue carrying costs monthly on the deferred balance.  By order dated April 26, 2011, the SCPSC approved the settlement agreement.

On July 15, 2010, the SCPSC issued an order approving a 4.88% overall increase in SCE&G’s retail electric base rates and authorized an allowed return on common equity of 10.7%. The SCPSC’s order adopted various stipulations among SCE&G, the ORS and other intervening parties. Among other things, the SCPSC’s order (1) included implementation of an eWNA for SCE&G’s electric customers, which began in August 2010, (2) provided for a $25 million credit, over one year, to SCE&G’s customers to be offset by amortization of weather-related revenues which were deferred in the first quarter of 2010 pursuant to a stipulation between SCE&G and the ORS, (3) provided for a $48.7 million credit to SCE&G’s customers over two years to be offset by accelerated recognition of previously deferred state income tax credits and (4) provided for the recovery of certain federally-mandated capital expenditures that had been included in utility plant but were not being depreciated.  On August 1, 2011, SCE&G informed the SCPSC that its customers had received the benefit of the $25 million credit and that the credits had been exhausted.

On July 15, 2010, the SCPSC issued an order approving the implementation by SCE&G of certain DSM Programs, including the establishment of an annual rider to allow recovery of the costs and lost net margin revenue associated with DSM Programs, along with an incentive for investing in such programs. The SCPSC’s order approved various settlement agreements among SCE&G, the ORS and other intervening parties. On July 27, 2010, SCE&G filed the rate rider tariff sheet for DSM Programs with the SCPSC. The tariff rider was applied to bills rendered on or after October 30, 2010. The order requires that SCE&G submit annual filings to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits.  In January 2011, SCE&G submitted to the SCPSC its annual update on DSM Programs.  Included in the filing was a petition to update the rate rider to provide for the recovery of costs, lost net margin revenue, and the approved shared savings incentive for investing in such DSM Programs.  By order dated May 24, 2011, the SCPSC approved the updated rate rider and authorized SCE&G to increase its rates for DSM Programs as set forth in its petition.  The increase became effective the first billing cycle of June 2011.

In December 2009, SCE&G submitted to the FERC revised tariff sheets to change the network and point to point transmission rates under SCE&G’s OATT.  On February 26, 2010, the FERC accepted SCE&G’s initial filing and set the filing for hearing and settlement procedures.  In compliance with the OATT, on March 1, 2010 pursuant to an order issued by the FERC, SCE&G implemented, subject to refund, the proposed tariff sheets.   On May 12, 2011, SCE&G filed a motion to implement interim rates pending FERC action on a full settlement agreement, which the Chief Administrative Law Judge granted on May 13, 2011. On the same day, SCE&G filed a full settlement agreement.  As required by SCE&G’s protocols, on May 16, 2011, SCE&G submitted to the FERC as an informational filing its recalculated Annual Transmission Revenue Requirement or “Annual Update” which conforms to the settlement agreement, effective for the period June 1, 2011 through May 31, 2012.  The settlement agreement was certified as uncontested on June 30, 2011.  On October 21, 2011, the FERC approved the settlement agreement.

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

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%. In September 2009, the SCPSC approved SCE&G’s annual revised rate request under the BLRA which constituted a $22.5 million or 1.1% increase to retail electric rates. In October 2010, the SCPSC approved an increase of $47.3 million or 2.3% under the BLRA for the annual revised rates adjustment filing. The new retail electric rates were effective for bills rendered on and after October 30, 2010.  In September 2011, the SCPSC approved an increase of $52.8 million or 2.4% under the BLRA for the annual revised rates adjustment filing.  The new retail electric rates were effective for bills rendered on and after October 30, 2011.

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  In October 2010, pursuant to the annual RSA filing, the SCPSC approved a decrease in retail natural gas rates of $10.4 million or approximately 2.1%.  The rate adjustment was effective with the first billing cycle of November 2010.  In September 2011, the SCPSC approved an increase in retail natural gas rates of $8.5 million or approximately 2.1% under the terms of the RSA.  The rate adjustment was effective with the first billing cycle of November 2011.

SCE&G’s natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities. SCE&G’s gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G’s gas purchasing policies and procedures was conducted in November 2010, before the SCPSC. The SCPSC issued an order in December 2010 finding that SCE&G’s gas purchasing policies and practices during the review period of August 1, 2009, through July 31, 2010, were reasonable and prudent.

In February 2011, the ORS submitted a request to the SCPSC to suspend SCE&G’s natural gas hedging program.  SCE&G responded in March 2011 indicating no objection to the ORS’s request.  An Oral Argument Information Briefing regarding this matter was held in April 2011.  In May 2011, the SCPSC directed its staff to schedule a hearing so that the SCPSC could receive testimony from electric and gas utilities concerning the market for natural gas and the need for natural gas hedging.  In June 2011, the ORS withdrew its petition requesting that the SCPSC suspend SCE&G’s natural gas hedging program, which the SCPSC granted in July 2011. The status of SCE&G’s current natural gas hedging program will be addressed during SCE&G’s annual PGA hearing before the SCPSC on November 10, 2011.

Regulatory Assets and Regulatory Liabilities

Consolidated SCE&G has significant cost-based, rate-regulated operations and recognizes in its financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated.  As a result, Consolidated SCE&G has recorded regulatory assets and regulatory liabilities, which are summarized in the following tables.  Substantially all regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

	September 30,	December 31,
Millions of dollars	2011	2010
Regulatory Assets:
Accumulated deferred income taxes	$205	$205
Under collections – electric fuel adjustment clause	55	25
Environmental remediation costs	25	27
AROs and related funding	303	284
Franchise agreements	41	45
Deferred employee benefit plan costs	283	288
Planned major maintenance	12	6
Deferred losses on interest rate derivatives	149	83
Deferred pollution control costs	22	13
Other	34	20
Total Regulatory Assets	$1,129	$996

Regulatory Liabilities:
Accumulated deferred income taxes	$23	$26
Asset removal costs	493	568
Storm damage reserve	35	38
Deferred gains on interest rate derivatives	22	26
Other	4	4
Total Regulatory Liabilities	$577	$662

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

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are expected to be recovered in retail electric rates during the period October 2012 through April 2013.  SCE&G is allowed to accrue interest on the base fuel deferred balances through the recovery period.

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

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the installation of scrubbers at Wateree and Williams Stations pursuant to specific regulatory orders.  Such costs related to Williams Station amount to $9.4 million at September 30, 2011 and are being recovered through utility rates over approximately 30 years.  The remaining costs relate to Wateree Station, for which SCE&G will seek recovery in future proceedings before the SCPSC.  SCE&G is allowed to accrue interest on deferred costs related to Wateree Station.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates.  During the nine months ended September 30, 2011 and 2010, SCE&G applied costs of $3.6 million and $2.2 million, respectively, to the reserve.  Pursuant to the SCPSC’s July 2010 retail electric rate order approving an electric rate increase, SCE&G suspended collection of the storm damage reserve indefinitely pending future SCPSC action.

The SCPSC or the FERC have reviewed and approved through specific orders most of the items shown as regulatory assets.   In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by SCE&G.  In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, Consolidated SCE&G could be required to write off its regulatory assets and liabilities.  Such an event could have a material effect on Consolidated SCE&G’s results of operations, liquidity or financial position in the period the write-off would be recorded.

3.                                       COMMON EQUITY

Changes in common equity during the nine months ended September 30, 2011 and 2010 were as follows:

Millions of dollars	Common Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2011	$3,437	$104	$3,541
Capital contribution from parent	73	-	73
Dividends declared	(146)	(5)	(151)
Comprehensive income	244	7	251
Balance as of September 30, 2011	$3,608	$106	$3,714

Balance at January 1, 2010	$3,162	$97	$3,259
Capital contribution from parent	127	-	127
Net deferred costs of employee benefit plans	2	-	2
Dividends declared	(140)	(5)	(145)
Comprehensive income	227	10	237
Balance as of September 30, 2010	$3,378	$102	$3,480

Authorized shares of common stock were 50 million as of September 30, 2011 and December 31, 2010.  Outstanding shares of common stock were 40.3 million at both September 30, 2011 and December 31, 2010.

4.                                       LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In October 2011, SCE&G issued $30 million of 3.22% first mortgage bonds maturing October 18, 2021.  Proceeds from the sale of these bonds were used to redeem prior to maturity $30 million of the 5.7% pollution control facilities revenue bonds due November 1, 2024 issued by Orangeburg County, South Carolina, on SCE&G’s behalf.

In May 2011, SCE&G issued $100 million of 5.45% first mortgage bonds maturing on February 1, 2041, which constituted a reopening of the prior offering of $250 million of 5.45% first mortgage bonds issued in January 2011.  Proceeds from these sales were used to retire $150 million of SCE&G first mortgage bonds due February 1, 2011, to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance other capital expenditures, and for general corporate purposes.

Substantially all of Consolidated SCE&G’s electric utility plant is pledged as collateral in connection with long-term debt. Consolidated SCE&G is in compliance with all debt covenants.

Liquidity

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	September 30,	December 31,
Millions of dollars	2011	2010
Lines of credit:
Committed long-term
Total	$1,100	$1,100
LOC advances	-	-
Weighted average interest rate	-	-
Outstanding commercial paper (270 or fewer days)	$497	$381
Weighted average interest rate	.42%	.42%
Letters of credit supported by LOC	$.3	$.3
Available	$603	$719

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

Consolidated SCE&G is obligated with respect to an aggregate of $68.3 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

5.                                       INCOME TAXES

In connection with the change in method of accounting for certain repair costs in 2010, Consolidated SCE&G identified approximately $36 million of unrecognized tax benefit.  Because this method change is primarily a temporary difference, this additional benefit, if recognized, would not have a significant effect on the effective tax rate.  Within the next 12 months, it is reasonably possible that this unrecognized tax benefit could increase by as much as $12 million or decrease by as much as $36 million.  The events that could cause these changes are direct settlements with taxing authorities, legal or administrative guidance by relevant taxing authorities, or the lapse of an applicable statute of limitation.  No other material changes in the status of Consolidated SCE&G’s tax positions have occurred through September 30, 2011.

Consolidated SCE&G recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses.  Consolidated SCE&G has accrued $0.7 million and $1.5 million of such interest expense for the three and nine months ended September 30, 2011.  Amounts accrued in the prior periods were not significant.

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

Interest Rate Swaps

Consolidated SCE&G synthetically converts variable rate debt to fixed rate debt using swaps that are designated as cash flow hedges.  Periodic payments to or receipts from swap counterparties related to these derivatives are recorded within interest expense and are classified as an operating activity for cash flow purposes.

In anticipation of the issuance of debt, Consolidated SCE&G may use treasury rate lock or forward starting swap agreements that are designated as cash flow hedges.  The effective portions of changes in fair value and payments made or received upon termination of such agreements are recorded in regulatory assets or regulatory liabilities.  Such amounts are amortized to interest expense over the term of the underlying debt and are classified as an operating activity for cash flow purposes.  Ineffective portions are recognized in income.  Cash payments made or received upon termination of these agreements are classified as an investing activity in the condensed consolidated statements of cash flows.

Quantitative Disclosures Related to Derivatives

SCE&G was party to natural gas derivative contracts for 2,830,000 DT at September 30, 2011 and 2,460,000 DT at December 31, 2010.  Consolidated SCE&G was a party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $221.4 million at September 30, 2011 and $421.4 million at December 31, 2010.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (a)	Value	Location (a)	Value
As of September 30, 2011
Derivatives designated as hedging instruments
Interest rate contracts			Other deferred credits	$72

As of December 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$4	Other current liabilities	$34
			Other deferred credits	1
Total		$4		$35

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	$1

(a)              Asset derivatives represent unrealized gains to Consolidated SCE&G, and liability derivatives represent unrealized losses. In Consolidated SCE&G’s condensed consolidated balance sheet, unrealized gain and loss positions on commodity contracts with the same counterparty are reported as either a net asset or liability and for purposes of the above disclosure they are reported on a gross  basis.

The effect of derivative instruments on the statement of income is as follows:

		Gain (Loss) Reclassified from
Derivatives in Cash Flow	Gain (Loss) Deferred	Deferred Accounts into Income
Hedging Relationships	in Regulatory Accounts	(Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Three Months Ended September 30, 2011
Interest rate contracts	$(63)	Interest expense	$(1)

Nine Months Ended September 30, 2011
Interest rate contracts	$(72)	Interest expense	$(2)

Three Months Ended September 30, 2010
Interest rate contracts	$(36)	Interest expense	$(1)

Nine Months Ended September 30, 2010
Interest rate contracts	$(96)	Interest expense	$(2)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as
Hedging Instruments
Millions of dollars	Location	2011	2010
Third Quarter
Commodity contracts	Gas purchased for resale	$-	$-

Year to Date
Commodity contracts	Gas purchased for resale	$(1)	$(2)

Hedge Ineffectiveness

Other losses recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were $0.8 million and $1.1 million, net of tax, for the three and nine months ended September 30, 2011 and $0.1 million and $0.2 million, net of tax, for the three and nine months ended September 30, 2010.

Credit Risk Considerations

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that require collateral to be provided upon the occurrence of specific events, primarily credit downgrades.  As of September 30, 2011 and December 31, 2010, Consolidated SCE&G has posted $31.6 million and $0 million, respectively, related to derivatives with contingent provisions that are in a net liability position.  If all of the contingent features underlying these instruments were fully triggered as of September 30, 2011 and December 31, 2010, Consolidated SCE&G would be required to post $40.1 million and $34.9 million, respectively, of collateral to its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of September 30, 2011 and December 31, 2010 is $71.7 million and $34.9 million, respectively.

7.                                       FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

SCE&G values commodity derivative assets and liabilities using unadjusted NYMEX prices to determine fair value, and considers such measure of fair value to be Level 1 for exchange traded instruments and Level 2 for over-the-counter instruments.  Consolidated SCE&G’s interest rate swap agreements are valued using discounted cashflow models with independently sourced market data.  Fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

		Fair Value Measurements Using
		Quoted Prices in Active	Significant Other
		Markets for Identical Assets	Observable Inputs
Millions of dollars		(Level 1)	(Level 2)
As of September 30, 2011
Assets -	Interest rate contracts	$-	$-
Liabilities-	Interest rate contracts	-	72

As of December 31, 2010
Assets -	Interest rate contracts	$-	$4
	Commodity contracts	1	-
Liabilities -	Interest rate contracts	-	35

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

 Financial instruments for which the carrying amount may not equal estimated fair value at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,247.8	$3,880.2	$3,059.7	$3,321.8

Fair values of long-term debt are based on quoted market prices of the instruments or similar instruments.  For debt instruments for which no quoted market prices are available, fair values are based on net present value calculations.  Carrying values reflect the fair values of interest rate swaps designated as fair value hedges, based on discounted cash flow models with independently sourced market data.  Early settlement of long-term debt may not be possible or may not be considered prudent.

8.                                       EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Consolidated SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all regular, full-time employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  Components of net periodic benefit cost recorded by Consolidated SCE&G were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2011	2010	2011	2010
Three months ended September 30,
Service cost	$3.6	$3.4	$0.7	$0.7
Interest cost	8.8	10.5	2.5	2.2
Expected return on assets	(13.0)	(14.5)	-	-
Prior service cost amortization	1.5	1.6	0.2	0.1
Amortization of actuarial loss	2.6	3.0	0.1	(0.1)
Net periodic benefit cost	$3.5	$4.0	$3.5	$2.9

Nine months ended September 30,
Service cost	$11.0	$10.5	$2.5	$2.4
Interest cost	27.7	30.9	7.2	7.0
Expected return on assets	(40.5)	(43.5)	-	-
Prior service cost amortization	4.5	4.9	0.6	0.5
Amortization of actuarial loss	7.7	11.4	0.2	-
Net periodic benefit cost	$10.4	$14.2	$10.5	$9.9

No contribution to the pension trust will be necessary in or for 2011, nor will limitations on benefit payments apply.  Prior to July 15, 2010, the SCPSC allowed SCE&G to defer as a regulatory asset the amount of pension cost exceeding amounts included in current rates for SCE&G’s retail electric and gas distribution regulated operations.  In connection with the SCPSC’s July 2010 retail electric rate order and November 2010 natural gas RSA order, SCE&G began deferring all pension expense or income related to retail electric and gas operations as a regulatory asset or liability, as applicable.  Costs totaling $2.2 million and $6.8 million were deferred for the three and nine months ended September 30, 2011, respectively.  Costs totaling $3.9 million and $14.5 million were deferred for the corresponding periods in 2010.  These costs will be deferred until such time as future rate recovery is provided for by the SCPSC.

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

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer.  SCE&G has no reason to anticipate a serious nuclear incident.  However, if such an incident were to occur, it likely would have a material impact on the Company’s results of operations, cash flows and financial position.

Environmental

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the Cross-State Air Pollution Rule.  This rule replaces CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  The rule requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  Certain air quality control installations that SCE&G and GENCO have already completed should assist Consolidated SCE&G in complying with the Cross-State Air Pollution Rule.  Consolidated SCE&G will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

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

SCE&G maintains an environmental assessment program to identify and evaluate its current and former operations sites that could require environmental clean-up.  As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site.  These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates.  Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations.  Under an SCPSC-approved cost recovery mechanism, SCE&G defers site assessment and cleanup costs associated with former gas MGP sites and recovers such costs through base rates.  Environmental assessment and remediation costs associated with electric operations are expensed as incurred or, if significant, appropriate regulatory treatment is sought.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC.  SCE&G anticipates that major remediation activities at these sites will continue until 2014 and will cost an additional $8.6 million.  In addition, the National Park Service of the Department of the Interior made a demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina.  In May 2011, the parties agreed to settle for $3.75 million (which amount SCE&G had previously accrued).  The court approved the settlement on August 10, 2011, and all payments were made on August 15, 2011.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At September 30, 2011, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $25.2 million and are included in regulatory assets.

Nuclear Generation

SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117-MW nuclear generation units to be constructed at the site of Summer Station, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Under these agreements, SCE&G will have the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium, for the design and construction of the New Units.   Assuming timely receipt of federal approvals and construction proceeding as scheduled, the first unit is expected to be completed and in service in 2016, and the second in 2019.  SCE&G’s share of the estimated cash outlays (future value, excluding AFC) totals $5.5 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that may impact project budget and schedule, including those related to design changes involved in the regulatory certification of the units’ nuclear technology.  Certain of these issues may result in claims or requests for change orders by members of the Consortium and assertions of contractual entitlement to recover additional costs.  SCE&G expects to resolve any such disputes through both the informal and formal procedures and anticipates that any additional costs that arise through such dispute resolution processes will be recoverable through rates.

SCE&G’s latest Integrated Resource Plan filed with the SCPSC in February 2011 continues to support SCE&G’s need for 55 percent of the output of the two units.  As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units.  Santee Cooper has indicated that it will seek to reduce its 45 percent ownership in the New Units.  Santee Cooper has disclosed that, in March 2011, it entered into a non-binding letter of intent with OUC that may result in the execution of a power purchase agreement with an option for OUC to acquire a portion of Santee Cooper’s ownership interest in the New Units.  Similarly, Santee Cooper announced in July 2011 that it has entered into separate letters of intent with Duke and FMPA that may result in either or both of them acquiring a portion of Santee Cooper’s ownership interest in the New Units.  Santee Cooper has advised us that, in a letter dated October 31, 2011, it received formal notice that OUC would not renew its letter of intent and that FMPA no longer wishes to pursue discussions.

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

In October 2011, the NRC conducted a mandatory hearing regarding the issuance of a COL for the New Units.  This hearing follows the August 2011 completion of the FSER, in which the NRC staff concluded there were no safety aspects that would preclude issuing the COL, and the April 2011 completion of the FEIS, in which the NRC and the USACE concluded there were no environmental impacts that would preclude issuing the COL.  SCE&G anticipates issuance of the COL for the New Units in late 2011 or early 2012.

Westinghouse and Stone and Webster, Inc. have recently performed an impact study, at SCE&G’s request, related to various cost and timing alternatives arising from the delay in the issuance date of the COL from mid-2011, which was the date assumed when the EPC Contract was signed in 2008, to the issuance date currently anticipated by SCE&G. The impact study analyzed three scenarios, including (1) compressing the construction schedule for the first New Unit but retaining the original commercial operation date set forth in the EPC Contract, (2) extending the commercial operation date for the first New Unit by six months, or (3) delaying the commercial operation date of the first New Unit and accelerating the commercial operation date for the second New Unit. SCE&G is currently negotiating with Westinghouse and Stone and Webster, Inc. to determine the preferred scenarios and does not anticipate a final decision with respect thereto until late 2011.

10.                                 AFFILIATED TRANSACTIONS

CGT transports natural gas to SCE&G to serve SCE&G’s retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $22.8 million and $24.2 million for the nine months ended September 30, 2011 and 2010, respectively.  SCE&G had approximately $1.9 million and $2.1 million payable to CGT for transportation services at September 30, 2011 and December 31, 2010, respectively.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $147 million and $141 million for the nine months ended September 30, 2011 and 2010, respectively.  SCE&G’s payables to SEMI for such purposes were $15.5 million and $16.1 million as of September 30, 2011 and December 31, 2010, respectively.

SCE&G owns 40% of Canadys Refined Coal, LLC and 10% of Cope Refined Coal, LLC, both involved in the manufacturing and selling of refined coal to reduce emissions.  SCE&G accounts for these investments using the equity method.  SCE&G’s receivables from these affiliates were $11.1 million at September 30, 2011 and insignificant at December 31, 2010.  SCE&G’s payables to these affiliates were $11.2 million at September 30, 2011 and insignificant at December 31, 2010.  SCE&G’s total purchases were $100.9 million and $90.8 million for the nine months ended September 30, 2011 and 2010, respectively.  SCE&G’s total sales were $100.5 million and $90.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Consolidated SCE&G participates in a utility money pool.  Money pool borrowings and investments bear interest at short-term market rates.  Consolidated SCE&G’s interest income and expense from money pool transactions was not significant for the nine months ended September 30, 2011 or 2010.  At September 30, 2011 and December 31, 2010, Consolidated SCE&G owed an affiliate $41.0 million and $71.0 million, respectively.

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

		Operating	Earnings Available
	External	Income	to Common	Segment
Millions of Dollars	Revenue	(Loss)	Shareholder	Assets
Three Months Ended September 30, 2011
Electric Operations	$730	$225	n/a
Gas Distribution	67	(5)	n/a
Adjustments/Eliminations	-	-	$117
Consolidated Total	$797	$220	$117

Nine Months Ended September 30, 2011
Electric Operations	$1,908	$487	n/a	$8,070
Gas Distribution	285	23	n/a	603
Adjustments/Eliminations	-	(1)	$244	2,184
Consolidated Total	$2,193	$509	$244	$10,857

Three Months Ended September 30, 2010
Electric Operations	$708	$202	n/a
Gas Distribution	69	(4)	n/a
Adjustments/Eliminations	-	-	$106
Consolidated Total	$777	$198	$106

Nine Months Ended September 30, 2010
Electric Operations	$1,827	$427	n/a	$7,674
Gas Distribution	324	33	n/a	583
Adjustments/Eliminations	-	(1)	$227	2,061
Consolidated Total	$2,151	$459	$227	$10,318

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

AS COMPARED TO THE CORRESPONDING PERIOD IN 2010

Net Income

Net income for Consolidated SCE&G was as follows:

	Third Quarter			Year to Date
Millions of dollars	2011	% Change	2010	2011	% Change	2010
Net income	$119.5	7.9%	$110.8	$251.1	5.7%	$237.2

Third Quarter

Net income increased by higher electric margin of $15.7 million.  This increase was partially offset by $0.2 million due to lower gas margin, higher operation and maintenance expenses of $0.9 million, higher depreciation expense of $0.9 million, higher property taxes of $0.2 million and higher interest expense of $4.1 million.

Year to Date

Net income increased by higher electric margin of $34.8 million.  This increase was partially offset by $4.6 million due to lower gas margin, higher operation and maintenance expenses of $2.3 million, higher depreciation expense of $5.4 million, higher property taxes of $2.9 million and higher interest expense of $8.4 million.

Dividends Declared

Consolidated SCE&G’s Boards of Directors have declared the following dividends (in the aggregate) on common stock (all of which was held by SCANA) during 2011:

Declaration Date	Amount	Quarter Ended	Payment Date
February 11, 2011	$50.6 million	March 31, 2011	April 1, 2011
April 21, 2011	49.0 million	June 30, 2011	July 1, 2011
August 11, 2011	50.5 million	September 30, 2011	October 1, 2011
October 26, 2011	39.3 million	December 31, 2011	January 1, 2012

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

		Third Quarter			Year to Date
Millions of dollars		2011	% Change	2010	2011	% Change	2010
Operating revenues		$730.2	3.1%	$708.5	$1,908.2	4.4%	$1,827.1
Less:	Fuel used in electric generation	277.9	(1.0)%	280.8	742.8	0.4%	739.9
	Purchased power	5.9	(11.9)%	6.7	16.0	36.8%	11.7
Margin		$446.4	6.0%	$421.0	$1,149.4	6.9%	$1,075.5

Third Quarter

Margin increased primarily due to base rate increases approved by the SCPSC in 2010 and 2011.

Year to Date

Margin increased by $34.6 million due to higher SCPSC-approved retail electric base rates in July 2010, by $38.1 million due to an increase in base rates approved by the SCPSC under the BLRA, and by $17.4 million as the result of a 2010 SCPSC regulatory order issued in connection with SCE&G’s annual fuel cost proceeding (see also discussion at “Income Taxes”).  These increases were partially offset by $16.5 million due to lower residential and commercial usage (including the effect of weather).

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

	Third Quarter			Year to Date
Classification	2011	% Change	2010	2011	% Change	2010
Residential	2,542	(2.3)%	2,603	6,609	(4.0)%	6,883
Commercial	2,180	(2.5)%	2,236	5,769	(2.6)%	5,921
Industrial	1,586	1.2%	1,567	4,536	2.8%	4,413
Other	169	1.2%	167	440	-	440
Total Retail Sales	6,477	(1.5)%	6,573	17,354	(1.7)%	17,657
Wholesale	619	6.2%	583	1,618	9.0%	1,484
Total Sales	7,096	(0.8)%	7,156	18,972	(0.9)%	19,141

Third Quarter

Retail sales volume decreased primarily due to the effects of weather.

Year to Date

Retail sales volume decreased primarily due to the effects of milder weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2011	% Change	2010	2011	% Change	2010
Operating revenues	$67.2	(3.0)%	$69.3	$284.7	(12.2)%	$324.3
Less: Gas purchased for resale	44.6	(3.7)%	46.3	180.9	(15.1)%	213.0
Margin	$22.6	(1.7)%	$23.0	$103.8	(6.7)%	$111.3

Sales volumes (in DT) by class, including transportation, were as follows:

	Third Quarter			Year to Date
Classification (in thousands)	2011	% Change	2010	2011	% Change	2010
Residential	657	8.6%	605	8,162	(16.6)%	9,787
Commercial	2,166	1.7%	2,130	8,823	(6.3)%	9,417
Industrial	4,114	(0.3)%	4,126	12,602	2.4%	12,305
Transportation	967	16.2%	832	3,186	16.2%	2,741
Total	7,904	2.7%	7,693	32,773	(4.3)%	34,250

Third Quarter

Margin decreased primarily due to the SCPSC-approved decrease in retail gas base rates under the RSA which became effective with the first billing cycle of November 2010.  Total sales volumes increased primarily due to higher transportation volumes associated with gas supply for electric generation.

Year to Date

Margin decreased $7.9 million due to the SCPSC-approved decrease in retail gas base rates under the RSA which became effective with the first billing cycle of November 2010.  Total sales volumes decreased primarily due to decreased firm customer usage resulting from milder weather.

Other Operating Expenses

Other operating expenses were as follows:

	Third Quarter			Year to Date
Millions of dollars	2011	% Change	2010	2011	% Change	2010
Other operation and maintenance	$131.7	-	$131.5	$391.2	-	$391.1
Depreciation and amortization	71.9	4.7%	68.7	213.8	6.1%	201.5
Other taxes	45.6	0.4%	45.4	139.7	3.5%	135.0

Third Quarter

Other operation and maintenance expenses increased by $1.2 million due to higher customer service expenses, general expenses and other expenses.  This increase was partially offset by $1.4 million due to lower generation, transmission and distribution expenses.  Depreciation and amortization expense increased in 2011 primarily due to net property additions.  Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased by $2.6 million due to higher compensation and other benefits.  This increase was partially offset by $1.5 million due to lower customer service expenses and general expenses, including bad debt expense.   Depreciation and amortization expense increased in 2011 primarily due to net property additions.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities.

Pension Cost

Pension cost was recorded on Consolidated SCE&G’s income statements and balance sheets as follows:

	Third Quarter		Year to Date
Millions of dollars	2011	2010	2011	2010
Income Statement Impact:
Employee benefit costs	$-	$(0.3)	$-	$(2.4)
Other (income) expense	0.1	(1.2)	0.1	(3.2)
Balance Sheet Impact:
Capital expenditures	0.9	1.1	2.6	4.0
Component of amount due from Summer Station co-owner	0.3	0.5	0.9	1.3
Regulatory asset	2.2	3.9	6.8	14.5
Total Pension Cost	$3.5	$4.0	$10.4	$14.2

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

AFC

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  Consolidated SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income.  AFC decreased due to the completion of certain pollution abatement projects at coal fired plants in 2010.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Third Quarter

Income taxes for the three months ended September 30, 2011 were higher than the same period in 2010 primarily due to higher income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item.

Year to Date

Income taxes (and the effective tax rate) for the nine months ended September 30, 2011 were higher than the same period in 2010 primarily due to higher income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item, as well as by the recognition of certain previously deferred state income tax credits pursuant to the settlement of a fuel cost recovery proceeding in the first quarter of 2010 (see also the discussion at “Electric Operations”).

LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short- and long-term indebtedness.  Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2011 was 3.25 and 3.18, respectively.

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	September 30,	December 31,
Millions of dollars	2011	2010
Lines of credit:
Committed long-term
Total	$1,100	$1,100
LOC advances	-	-
Weighted average interest rate	-	-
Outstanding commercial paper (270 or fewer days)	$497	$381
Weighted average interest rate	.42%	.42%
Letters of credit supported by LOC	$.3	$.3
Available	$603	$719

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

Consolidated SCE&G is obligated with respect to an aggregate of $68.3 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

At September 30, 2011, Consolidated SCE&G had net available liquidity of approximately $620 million.  Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of any outstanding balance on its draws from the credit facilities, while maintaining appropriate levels of liquidity.  Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 19 years and bears an average cost of 6.20%.  A significant portion of long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

Consolidated SCE&G’s liquidity is favorably impacted due to the issuance of final rules by the IRS in late 2010 related to bonus depreciation.  In addition Consolidated SCE&G recognizes a cash benefit from the method being used to account for capital maintenance, which results in certain maintenance costs being treated as current deductions for income tax purposes.  Consolidated SCE&G expects these strategies to generate approximately $60 million of cash flow for 2011.  In addition, in 2011 SCE&G has received capital contributions from SCANA of approximately $73 million and expects to receive an additional $24 million related to SCANA’s issuance of stock through various compensation and dividend reinvestment plans.

In October 2011, SCE&G issued $30 million of 3.22% first mortgage bonds maturing October 18, 2021.  Proceeds from the sale of these bonds were used to redeem prior to maturity $30 million of the 5.7% pollution control facilities revenue bonds due November 1, 2024 issued by Orangeburg County, South Carolina, on SCE&G’s behalf.

In May 2011, SCE&G issued $100 million of 5.45% first mortgage bonds maturing on February 1, 2041, which constituted a reopening of the prior offering of $250 million of 5.45% first mortgage bonds issued in January 2011.  Proceeds from these sales were used to retire $150 million of SCE&G first mortgage bonds due February 1, 2011, to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance other capital expenditures and for general corporate purposes.

SCE&G paid approximately $31 million in 2011 to settle interest rate contracts associated with the issuance of long-term debt.

Capital Expenditures

Consolidated SCE&G’s current estimates for construction and nuclear fuel for 2011-2014, which are subject to continuing review and adjustment, are as follows:

Estimated Capital Expenditures

Millions of dollars	2011	2012	2013	2014
Consolidated SCE&G - Normal
Generation	$95	$142	$96	$78
Transmission & Distribution	202	198	217	190
Other	37	26	14	21
Gas	50	49	51	57
Common	18	14	18	13
Total Consolidated SCE&G - Normal	402	429	396	359
New Nuclear	478	839	849	641
Cash Requirements for Construction	880	1,268	1,245	1,000
Nuclear Fuel	81	57	106	10
Total Estimated Capital Expenditures	$961	$1,325	$1,351	$1,010

OTHER MATTERS

Nuclear Generation

SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117-MW nuclear generation units to be constructed at the site of Summer Station, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Under these agreements, SCE&G will have the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium, for the design and construction of the New Units.   Assuming timely receipt of federal approvals and construction proceeding as scheduled, the first unit is expected to be completed and in service in 2016, and the second in 2019.  SCE&G’s share of the estimated cash outlays (future value, excluding AFC) totals $5.5 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that may impact project budget and schedule, including those related to design changes involved in the regulatory certification of the units’ nuclear technology.  Certain of these issues may result in claims or requests for change orders by members of the Consortium and assertions of contractual entitlement to recover additional costs.  SCE&G expects to resolve any such disputes through both the informal and formal procedures and anticipates that any additional costs that arise through such dispute resolution processes will be recoverable through rates.

SCE&G’s latest Integrated Resource Plan filed with the SCPSC in February 2011 continues to support SCE&G’s need for 55 percent of the output of the two units.  As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units.  Santee Cooper has indicated that it will seek to reduce its 45 percent ownership in the New Units.  Santee Cooper has disclosed that, in March 2011, it entered into a non-binding letter of intent with OUC that may result in the execution of a power purchase agreement with an option for OUC to acquire a portion of Santee Cooper’s ownership interest in the New Units.  Similarly, Santee Cooper announced in July 2011 that it has entered into separate letters of intent with Duke and FMPA that may result in either or both of them acquiring a portion of Santee Cooper’s ownership interest in the New Units.  Santee Cooper has advised us that, in a letter dated October 31, 2011, it received formal notice that OUC would not renew its letter of intent and that FMPA no longer wishes to pursue discussions.

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

In October 2011, the NRC conducted a mandatory hearing regarding the issuance of a COL for the New Units.  This hearing follows the August 2011 completion of the FSER, in which the NRC staff concluded there were no safety aspects that would preclude issuing the COL, and the April 2011 completion of the FEIS, in which the NRC and the USACE concluded there were no environmental impacts that would preclude issuing the COL.  SCE&G anticipates issuance of the COL for the New Units in late 2011 or early 2012.

Westinghouse and Stone and Webster, Inc. have recently performed an impact study, at SCE&G’s request, related to various cost and timing alternatives arising from the delay in the issuance date of the COL from mid-2011, which was the date assumed when the EPC Contract was signed in 2008, to the issuance date currently anticipated by SCE&G. The impact study analyzed three scenarios, including (1) compressing the construction schedule for the first New Unit but retaining the original commercial operation date set forth in the EPC Contract, (2) extending the commercial operation date for the first New Unit by six months, or (3) delaying the commercial operation date of the first New Unit and accelerating the commercial operation date for the second New Unit. SCE&G is currently negotiating with Westinghouse and Stone and Webster, Inc. to determine the preferred scenarios and does not anticipate a final decision with respect thereto until late 2011.

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

Air Quality

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the Cross-State Air Pollution Rule.  This rule replaces CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  The rule requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  Certain air quality control installations that SCE&G and GENCO have already completed should assist Consolidated SCE&G in complying with the Cross-State Air Pollution Rule.  Consolidated SCE&G will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

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

SCE&G maintains an environmental assessment program to identify and evaluate its current and former operations sites that could require environmental clean-up.  As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site.  These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates.  Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations.  Under an SCPSC-approved cost recovery mechanism, SCE&G defers site assessment and cleanup costs associated with former gas MGP sites and recovers such costs through base rates.  Environmental assessment and remediation costs associated with electric operations are expensed as incurred or, if significant, appropriate regulatory treatment is sought.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC.  SCE&G anticipates that major remediation activities at these sites will continue until 2014 and will cost an additional $8.6 million.  In addition, the National Park Service of the Department of the Interior made a demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina.  In May 2011, the parties agreed to settle for $3.75 million (which amount SCE&G had previously accrued).  The court approved the settlement on August 10, 2011, and all payments were made on August 15, 2011.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At September 30, 2011, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $25.2 million and are included in regulatory assets.

For additional information related to environmental matters and claims and litigation, see Note 9 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk -The table below provides information about long-term debt issued by Consolidated SCE&G and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the tables present principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the figures shown reflect notional amounts, weighted average interest rates and related maturities. Fair values for debt represent quoted market prices. Interest rate swap agreements are valued using discounted cash flow models with independently sourced market data.

September 30, 2011	Expected Maturity Date
Millions of dollars	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	8.6	12.3	157.6	43.2	6.8	2,946.1	3,174.6	3,807.0
Average Fixed Interest Rate (%)	7.53	4.75	7.03	4.94	5.50	5.84	5.89	-
Variable Rate ($)	-	-	-	-	-	68.3	68.3	68.3
Average Variable Interest Rate (%)	-	-	-	-	-	.19	.19	-
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	-	-	150.0	-	-	71.4	221.4	(71.7)
Average Pay Interest Rate (%)	-	-	4.89	-	-	3.29	4.37	-
Average Receive Interest Rate (%)	-	-	.37	-	-	.16	.31	-

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

Expected Maturity:
Options
Purchased Call
2011	(Long)
Strike Price (a)	4.77
Contract Amount (b)	4.1
Fair Value (b)	-

2012
Strike Price (a)	4.80
Contract Amount (b)	9.5
Fair Value (b)	0.2

(a)Weighted average, in dollars

(b)Millions of dollars

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2011, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2011, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
November 4, 2011	James E. Swan, IV
Controller
(Principal accounting officer)

EXHIBIT INDEX

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

3.01	X		Restated Articles of Incorporation of SCANA, as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)

3.02	X		Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)

3.03	X		Articles of Amendment effective April 25, 2011 (Filed as Exhibit 4.03 to Registration Statement No. 333-174796 and incorporated by reference herein)

3.04		X	Restated Articles of Incorporation of SCE&G, as adopted on December 30, 2009 (Filed as Exhibit 1 to Form 8-A (File Number 000-53860) and incorporated by reference herein)

3.05	X		By-Laws of SCANA as amended and restated as of February 19, 2009 (Filed as Exhibit 4.04 to Registration Statement No. 333-174796 and incorporated by reference herein)

3.06		X	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)

31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

32.01	X		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.02	X		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.03		X	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.04		X	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

101. INS*	X	X	XBRL Instance Document

101. SCH*	X	X	XBRL Taxonomy Extension Schema

101. CAL*	X	X	XBRL Taxonomy Extension Calculation Linkbase

101. DEF*	X	X	XBRL Taxonomy Extension Definition Linkbase

101. LAB*	X	X	XBRL Taxonomy Extension Label Linkbase

101. PRE*	X	X	XBRL Taxonomy Extension Presentation Linkbase

*   Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.