Form 10-K
period 2011-12-31
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2012-02-29
CIK 91882, 754737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). SCANA Corporation Yes ☐  No ☒ South Carolina Electric & Gas Company Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of SCANA Corporation was $5.0 billion at June 30, 2011 based on the closing price of $39.37 per share. South Carolina Electric & Gas Company is a wholly-owned subsidiary of SCANA Corporation and has no voting stock other than its common stock. A description of registrants’ common stock follows:

Registrant	Description of Common Stock	Shares Outstanding at February 20, 2012
SCANA Corporation	Without Par Value	130,295,890
South Carolina Electric & Gas Company	Without Par Value	40,296,147	(a)

(a)           Held beneficially and of record by SCANA Corporation.

Documents incorporated by reference: Specified sections of SCANA Corporation’s Proxy Statement, in connection with its 2012 Annual Meeting of Shareholders, are incorporated by reference in Part III hereof.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements included in this Annual Report on Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include, but are not limited to, statements concerning key earnings drivers, customer growth, environmental regulations and expenditures, leverage ratio, projections for pension fund contributions, financing activities, access to sources of capital, impacts of the adoption of new accounting rules and estimated construction and other expenditures.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “forecasts,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other similar terminology.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements.  Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following:

(1)	the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment;

(2)	regulatory actions, particularly changes in rate regulation, regulations governing electric grid reliability, environmental regulations, and actions affecting the construction of new nuclear units;

(3)	current and future litigation;

(4)	changes in the economy, especially in areas served by subsidiaries of SCANA;

(5)	the impact of competition from other energy suppliers, including competition from alternate fuels in industrial markets;

(6)	growth opportunities for SCANA’s regulated and diversified subsidiaries;

(7)	the results of short- and long-term financing efforts, including prospects for obtaining access to capital markets and other sources of liquidity;

(8)	changes in SCANA’s or its subsidiaries’ accounting rules and accounting policies;

(9)

the effects of weather, including drought, especially in areas where the generation and transmission facilities of SCANA and its subsidiaries (the Company) are located and in areas served by SCANA’s subsidiaries;

(10)	payment and performance by counterparties and customers as contracted and when due;

(11)	the results of efforts to license, site, construct and finance facilities for electric generation and transmission;

(12)	maintaining creditworthy joint owners for SCE&G’s new nuclear generation project;

(13)

the ability of suppliers, both domestic and international, to timely provide the labor, components, parts, tools, equipment and other supplies needed, at agreed upon prices, for our construction program, operations and maintenance;

(14)	the results of efforts to ensure the physical and cyber security of key assets and processes;

(15)

the availability of fuels such as coal, natural gas and enriched uranium used to produce electricity; the availability of purchased power and natural gas for distribution; the level and volatility of future market prices for such fuels and purchased power; and the ability to recover the costs for such fuels and purchased power;

(16)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(17)	labor disputes;

(18)	performance of SCANA’s pension plan assets;

(19)	changes in taxes;

(20)	inflation or deflation;

(21)	compliance with regulations;

(22)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(23)	the other risks and uncertainties described from time to time in the periodic reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

Abbreviations used in this Form 10-K have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AER	Alternate Energy Resources, Inc.
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
ARO	Asset Retirement Obligation
BACT	Best Available Control Technology
BLRA	Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of Westinghouse and Stone and Webster, Inc., a subsidiary of The Shaw Group, Inc.
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
CWA	Clean Water Act
DHEC	South Carolina Department of Health and Environmental Control
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	United States Department of Energy
DOJ	United States Department of Justice
Dominion	Dominion Transmission, Inc.
DOT	United States Department of Transportation
DSM Programs	Demand Side Management Programs
DT	Dekatherm (one million BTUs)
Duke	Duke Energy Carolinas
EIZ Credits	South Carolina Capital Investment Tax Credits (formerly known as Economic Impact Zone Income Tax Credits)
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
eWNA	Pilot Electric WNA
FERC	United States Federal Energy Regulatory Commission
FEIS	Final Environmental Impact Statement
FSER	Final Safety Evaluation Report
Fuel Company	South Carolina Fuel Company, Inc.
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GPSC	Georgia Public Service Commission
GWh	Gigawatt hour
IRS	Internal Revenue Service
KVA	Kilovolt ampere
kW or kWh	Kilowatt or Kilowatt-hour
LLC	Limited Liability Company
LNG	Liquefied Natural Gas
LOC	Lines of Credit
MACT	Maximum Achievable Control Technology
MATS	Mercury and Air Toxics Standards
MCF or MMCF	Thousand Cubic Feet or Million Cubic Feet

TERM	MEANING
MGP	Manufactured Gas Plant
MMBTU	Million British Thermal Units
MW or MWh	Megawatt or Megawatt-hour
NASDAQ	The NASDAQ Stock Market, Inc.
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
New Units	Nuclear Units 2 and 3 to be constructed at Summer Station
NCUC	North Carolina Utilities Commission
NMST	Negotiated Market Sales Tariff
NRC	United States Nuclear Regulatory Commission
NSR	New Source Review
Nuclear Waste Act	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
NYSE	The New York Stock Exchange
OCI	Other Comprehensive Income
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
Pipeline Safety Act	The Pipeline Safety Improvement Act of 2002
PHMSA	Pipeline Hazardous Materials Safety Administration
Plan	SCANA Long-Term Equity Compensation Plan
Price-Anderson	Price-Anderson Indemnification Act
PRP	Potentially Responsible Party
PSNC Energy	Public Service Company of North Carolina, Incorporated
RCC	Replacement Capital Covenant
RCRA	Resource Conservation and Recovery Act
RES	Renewable Energy Standard
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCI	SCANA Communications, Inc.
SCPSC	Public Service Commission of South Carolina
SCR	Selective Catalytic Reactor
SEC	United States Securities and Exchange Commission
SERC	SERC Reliability Corporation
SEMI	SCANA Energy Marketing, Inc.
Southern Natural	Southern Natural Gas Company
Summer Station	V. C. Summer Nuclear Station
Transco	Transcontinental Gas Pipeline Corporation
TSR	Total Shareholder Return
USACE	United States Army Corps of Engineers
VACAR	Virginia-Carolinas Reliability Group
VIE	Variable Interest Entity
Westinghouse	Westinghouse Electric Company LLC
Williams Station	A.M. Williams Generating Station, owned by GENCO
WNA	Weather Normalization Adjustment

PART I

ITEM 1.  BUSINESS

CORPORATE STRUCTURE

SCANA, a holding company, owns the following direct, wholly-owned subsidiaries:

SCE&G is engaged in the generation, transmission, distribution and sale of electricity to retail and wholesale customers and the purchase, sale and transportation of natural gas to retail customers.

GENCO owns Williams Station and sells electricity solely to SCE&G.

Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission allowances.

PSNC Energy purchases, sells and transports natural gas to retail customers.

CGT transports natural gas in South Carolina and southeastern Georgia.

SCI provides fiber optic communications, ethernet services and data center facilities and builds, manages and leases communications towers in South Carolina, North Carolina and Georgia.

SEMI markets natural gas, primarily in the Southeast, and provides energy- related risk management services. SCANA Energy, a division of SEMI, markets natural gas in Georgia’s retail market.

ServiceCare, Inc. provides service contracts on home appliances and heating and air conditioning units.

SCANA Services, Inc. provides administrative, management and other services to SCANA’s subsidiaries and business units.

SCANA is incorporated in South Carolina, as is each of its direct, wholly- owned subsidiaries. In addition to the subsidiaries above, SCANA owns two other energy-related companies that are insignificant.

ORGANIZATION

SCANA is a South Carolina corporation created in 1984 as a holding company. SCANA holds, directly or indirectly, all of the capital stock of each of its subsidiaries. SCANA and its subsidiaries had full-time, permanent employees as of February 20, 2012 and 2011 of 5,889 and 5,877, respectively. SCE&G is an operating public utility incorporated in 1924 as a South Carolina corporation. SCE&G had full-time, permanent employees as of February 20, 2012 and 2011 of 3,202 and 3,173, respectively.

INVESTOR INFORMATION

SCANA’s and SCE&G’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC are available free of charge through SCANA’s internet website at www.scana.com (which is not intended as an active hyperlink) as soon as reasonably practicable after these reports are filed or furnished. Information on SCANA’s website is not part of this or any other report filed with or furnished to the SEC.

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

Regulated Utilities

SCE&G is engaged in the generation, transmission, distribution and sale of electricity to approximately 664,000 customers and the purchase, sale and transportation of natural gas to approximately 317,000 customers (each as of December 31, 2011). SCE&G’s business experiences seasonal fluctuations, with generally higher sales of electricity during the summer and winter months because of air conditioning and heating requirements, and generally higher sales of natural gas during the winter months due to heating requirements. SCE&G’s electric service territory extends into 24 counties covering nearly 17,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 35 counties in South Carolina and covers approximately 22,600 square miles. More than 3.2 million persons live in the counties where SCE&G conducts its business. Resale customers include municipalities, electric cooperatives, other investor-owned utilities, registered marketers and federal and state electric agencies. Predominant industries served by SCE&G include chemicals, educational services, paper products, food products, lumber and wood products, health services, textile manufacturing, rubber and miscellaneous plastic products and fabricated metal products.

GENCO owns Williams Station and sells electricity solely to SCE&G.

Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission allowances.

PSNC Energy purchases, sells and transports natural gas to approximately 487,000 residential, commercial and industrial customers (as of December 31, 2011). PSNC Energy serves 28 franchised counties covering 12,000 square miles in North Carolina. The predominant industries served by PSNC Energy include educational services, food products, health services, chemicals, non-woven textiles and construction-related materials.

CGT operates as an open access, transportation-only interstate pipeline company regulated by FERC. CGT operates in southeastern Georgia and in South Carolina and has interconnections with Southern Natural at Port Wentworth, Georgia and with Southern LNG, Inc. at Elba Island, near Savannah, Georgia. CGT also has interconnections with Southern Natural in Aiken County, South Carolina, and with Transco in Cherokee and Spartanburg counties, South Carolina. CGT’s customers include SCE&G (which uses natural gas for electricity generation and for gas distribution to retail customers), SEMI (which markets natural gas to industrial and sale for resale customers, primarily in the Southeast), municipalities, county gas authorities, federal and state agencies, marketers, power generators and industrial customers primarily engaged in the manufacturing or processing of ceramics, paper, metal, and textiles.

Nonregulated Businesses

SEMI markets natural gas primarily in the southeast and provides energy- related risk management services. SCANA Energy, a division of SEMI, sells natural gas to approximately 455,000 customers (as of December 31, 2011, and includes approximately 80,000 customers in its regulated division) in Georgia’s natural gas market. SCANA Energy’s contract to serve as Georgia’s regulated provider of natural gas has been renewed by the GPSC through August 31, 2014.  SCANA Energy’s total customer base represents an approximately 30% share of the approximately 1.5 million customers in Georgia’s deregulated natural gas market. SCANA Energy remains the second largest natural gas marketer in Georgia.

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

During the period 2012-2014, SCANA and SCE&G expect to meet capital requirements through internally generated funds, issuance of equity and short-term and long-term borrowings. SCANA and SCE&G expect that they have or can obtain adequate sources of financing to meet their projected cash requirements for the next 12 months and for the foreseeable future.

For a discussion of cash requirements for construction and nuclear fuel expenditures, contractual cash obligations, financing limits, financing transactions and other related information, see the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

SCANA’s ratios of earnings to fixed charges were 2.87, 2.92, 2.84, 3.04 and 3.03 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively. SCE&G’s ratios of earnings to fixed charges were 3.13, 3.18, 3.25, 3.51 and 3.40 for the same periods.

ELECTRIC OPERATIONS

Electric Sales

SCE&G’s sales of electricity and margins earned from the sale of electricity by customer classification as percentages of electric revenues for 2010 and 2011 were as follows:

	Sales		Margins
Customer Classification	2010	2011	2010	2011
Residential	43%	43%	48%	48%
Commercial	32%	32%	33%	33%
Industrial	17%	17%	13%	13%
Sales for resale	6%	6%	4%	4%
Other	2%	2%	2%	2%
Total Territorial	100%	100%	100%	100%
NMST	—%	—%	—%	—%
Total	100%	100%	100%	100%

Sales for resale include sales to three municipalities and two electric cooperatives. Sales under NMST during 2011 include sales to seven investor-owned utilities or registered marketers and three federal/state electric agencies. During 2010 sales under the NMST included sales to nine investor-owned utilities or registered marketers, two electric cooperatives and two federal/state electric agencies.

During 2011 SCE&G recorded a net increase of approximately 3,600 electric customers (growth rate of 0.5%), increasing its total electric customers to approximately 664,000 at year end.

For the period 2012-2014, SCE&G projects total territorial KWh sales of electricity to increase 0.7% annually (assuming normal weather), total electric customer base to increase 1.6% annually and territorial peak load (summer, in MW) to increase 1.0% annually. While SCE&G’s goal is to maintain a reserve margin of between 12% and 18%, weather and other factors affect territorial peak load and can cause actual generating capacity on any given day to fall below the reserve margin goal.

Electric Interconnections

SCE&G purchases all of the electric generation of GENCO’s Williams Station under a Unit Power Sales Agreement which has been approved by FERC. Williams Station has a net generating capacity (summer rating) of 605 MW.

SCE&G’s transmission system, which extends over a large part of the central, southern and southwestern portions of South Carolina, interconnects with Duke Energy Carolinas, Progress Energy Carolinas, Santee Cooper, Georgia Power Company, Oglethorpe Power Corporation and the Southeastern Power Administration’s Clarks Hill (Thurmond) Project. SCE&G, Duke Energy Carolinas, Progress Energy Carolinas, Santee Cooper, Dominion Virginia Power and ALCOA Power Generating, Inc. (Yadkin Division), are members of VACAR, one of several geographic divisions within the SERC. SERC is one of eight regional entities with delegated authority from NERC for the purpose of proposing and enforcing reliability standards approved by FERC.  SERC is divided geographically into five diverse sub-regions that are identified as Central, Delta, Gateway, Southeastern and VACAR. The regional entities and all members of NERC work to safeguard the reliability of the bulk power systems throughout North America. For a discussion of the impact certain legislative and regulatory initiatives may have on SCE&G’s transmission system, see Electric Operations within the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

Fuel Costs and Fuel Supply

The average cost of various fuels and the weighted average cost of all fuels (including oil) for the years 2009-2011 follow:

	Cost of Fuel Used
	2009	2010	2011
Per MMBTU:
Nuclear	$.48	$.72	$.88
Coal	4.36	4.49	4.47
Natural Gas	4.61	5.48	4.86
All Fuels (weighted average)	3.61	3.80	3.80
Per Ton: Coal	108.39	110.63	109.91
Per thousand cubic feet (MCF): Gas	4.81	5.64	5.01

The sources and percentages of total MWh generation by each category of fuel for the years 2009-2011 and the estimates for the years 2012-2014 follow:

	% of Total MWh Generated
	Actual			Estimated
	2009	2010	2011	2012	2013	2014
Coal	51%	52%	50%	46%	44%	46%
Nuclear	18%	21%	19%	20%	22%	20%
Hydro	4%	4%	3%	4%	4%	4%
Natural Gas & Oil	27%	23%	28%	29%	29%	29%
Biomass	—	—	—	1%	1%	1%
Total	100%	100%	100%	100%	100%	100%

Six of the seven fossil fuel-fired plants use coal. Unit trains and, in some cases, trucks and barges deliver coal to these plants.

Coal is obtained through long-term supply contracts and spot market purchases. Long-term contracts exist with suppliers located in eastern Kentucky, Tennessee and West Virginia. These contracts provide for approximately 3.5 million tons annually, which is substantially all expected coal purchases for 2012. Sulfur restrictions on the contract coal range from 1% to 2%. These contracts expire at various times through 2014. Spot market purchases are expected to continue when needed or when prices are believed to be favorable.

SCANA and SCE&G believe that SCE&G’s operations comply with all applicable regulations relating to the discharge of sulfur dioxide and nitrogen oxide. See additional discussion at Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

On January 27, 2011, SCE&G, for itself and as agent for Santee Cooper, and Westinghouse entered into a fuel alliance agreement and contracts for fuel fabrication and related services. Under these contracts, Westinghouse will supply enriched nuclear fuel assemblies for Summer Station Unit 1 and the New Units. Westinghouse will be SCE&G’s exclusive provider of such fuel assemblies on a cost-plus basis. The fuel assemblies to be delivered under the contracts are expected to supply the nuclear fuel requirements of Summer Station Unit 1 and the New Units through 2033. SCE&G is dependent upon Westinghouse for providing fuel assemblies for the new AP1000 passive reactors in the New Units in the current and anticipated future absence of other commercially viable sources. Westinghouse currently provides maintenance and engineering support to Summer Station Unit 1 under a services alliance arrangement, and SCE&G has also contracted for Westinghouse to provide similar support services to the New Units upon their completion and commencement of commercial operation.

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

GAS OPERATIONS

Gas Sales-Regulated

Regulated sales of natural gas by customer classification as a percent of total regulated gas revenues sold or transported for 2010 and 2011 were as follows:

	SCANA		SCE&G
Customer Classification	2010	2011	2010	2011
Residential	56.1%	54.5%	45.7%	43.4%
Commercial	27.2%	27.2%	28.8%	28.6%
Industrial	11.6%	12.5%	22.0%	23.9%
Transportation Gas	5.1%	5.8%	3.5%	4.1%
Total	100.0%	100.0%	100.0%	100.0%

For the three-year period 2012-2014, SCANA projects total consolidated sales of regulated natural gas in DTs to increase 0.9% annually (assuming normal weather). Annual projected increases over such period in DT sales include residential of 1.2%, commercial of 0.9% and industrial of 0.8%.

For the three-year period 2012-2014, SCE&G projects total consolidated sales of regulated natural gas in DTs to increase 0.4% annually (assuming normal weather). Annual projected increases over such period in DT sales include residential of 0.4%, commercial of 0.3% and industrial of 1.1%.

For the three-year period 2012-2014, SCANA’s and SCE&G’s total consolidated regulated natural gas customer base is projected to increase annually 1.5% and 1.2%, respectively.  During 2011 SCANA recorded a net increase of approximately 8,800 regulated gas customers (growth rate of 1.1%), increasing its regulated gas customers to approximately 804,000.  Of this increase, SCE&G recorded a net increase of approximately 3,300 gas customers (growth rate of 1.1%), increasing its total gas customers to approximately 317,000 (as of December 31, 2011).

Demand for gas changes primarily due to the effect of weather and the price relationship between gas and alternate fuels.

Gas Cost, Supply and Curtailment Plans

South Carolina

SCE&G purchases natural gas under contracts with producers and marketers in both the spot and long-term markets. The gas is delivered to South Carolina through firm transportation agreements with Southern Natural (expiring in 2013), Transco (expiring in 2013 and 2017) and CGT (expiring in 2012, 2023 and 2026). The maximum daily volume of gas that SCE&G is entitled to transport under these contracts is 161,144 DT from Southern Natural, 64,652 DT from Transco and 424,429 DT from CGT. Additional natural gas volumes may be delivered to SCE&G’s system as capacity is available through interruptible transportation.

The daily volume of gas that SEMI is entitled to transport under its service agreement with CGT (expiring in 2023) on a firm basis is 78,083 DT.

SCE&G purchased natural gas at an average cost of $5.88 per MCF during 2011 and $6.38 per MCF during 2010.

SCE&G was allocated 5,437 MMCF of natural gas storage capacity on Southern Natural and Transco. Approximately 4,213 MMCF of gas were in storage on December 31, 2011. To meet the requirements of its high priority natural gas customers during periods of maximum demand, SCE&G supplements its supplies of natural gas with two LNG liquefaction and storage facilities. The LNG plants are capable of storing the liquefied equivalent of 1,880 MMCF of natural gas. Approximately 1,759 MMCF (liquefied equivalent) of gas were in storage on December 31, 2011.

North Carolina

PSNC Energy purchases natural gas under contracts with producers and marketers on a short-term basis at current prices and on a long-term basis for reliability assurance at index prices plus a reservation charge. Transco and Dominion deliver the gas to North Carolina through transportation agreements with expiration dates ranging through 2016. On a peak day, PSNC Energy may transport daily volumes of gas under these contracts on a firm basis of 281,110 DT from Transco and 7,331 DT from Dominion.

PSNC Energy purchased natural gas at an average cost of $5.54 per DT during 2011 compared to $5.95 per DT during 2010.

To meet the requirements of its high priority natural gas customers during periods of maximum demand, PSNC Energy supplements its supplies of natural gas with underground natural gas storage services and LNG peaking services. Underground natural gas storage service agreements with Dominion, Columbia Gas Transmission, Transco and Spectra Energy provide for storage capacity of approximately 13,000 MMCF. Approximately 12,000 MMCF of gas were in storage under these agreements at December 31, 2011.  In addition, PSNC Energy’s LNG facility can store the liquefied equivalent of 1,000 MMCF of natural gas with regasification capability of approximately 100 MMCF per day.  Approximately 800 MMCF (liquefied equivalent) of gas were in storage at December 31, 2011.  LNG storage service agreements with Transco, Cove Point LNG and Pine Needle LNG provide for 1,300 MMCF (liquefied equivalent) of storage space. Approximately 1,200 MMCF (liquefied equivalent) were in storage under these agreements at December 31, 2011.

SCANA and SCE&G believe that supplies under long-term contracts and supplies available for spot market purchase are adequate to meet existing customer demands and to accommodate growth.

Gas Marketing-Nonregulated

SEMI markets natural gas and provides energy-related risk management services primarily in the Southeast. In addition, SCANA Energy, a division of SEMI, markets natural gas to approximately 455,000 customers (as of December 31, 2011) in Georgia’s natural gas market. SCANA Energy’s total customer base represents an approximate 30% share of the approximately 1.5 million customers in Georgia’s deregulated natural gas market. SCANA Energy remains the second largest natural gas marketer in the state.

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

The RSA allows natural gas distribution companies to request annual adjustments to rates to reflect changes in revenues and expenses and changes in investment. Such annual adjustments are subject to certain qualifying criteria and review by the SCPSC.SCE&G is presently operating the Saluda project under an annual license (scheduled to expire in August) while its long-term re-licensing application is being reviewed by FERC.

SCE&G holds licenses under the Federal Power Act for each of its hydroelectric projects. The licenses expire as follows:

Project	License Expiration
Saluda (Lake Murray)	2012
Fairfield Pumped Storage/Parr Shoals	2020
Stevens Creek	2025
Neal Shoals	2036

At the termination of a license under the Federal Power Act, FERC may extend or issue a new license to the previous licensee, may issue a license to another applicant, or the federal government may take over the related project. If the federal government takes over a project or if FERC issues a license to another applicant, the federal government or the new licensee, as the case may be, must pay the previous licensee an amount equal to its net investment in the project, not to exceed fair value, plus severance damages.

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

SCE&G’s gas rate schedules for its residential, small commercial and small industrial customers include a WNA approved by the SCPSC, which is in effect for bills rendered for billing cycles in November through April. The WNA increases tariff rates if weather is warmer than normal and decreases rates if weather is colder than normal. The WNA does not change the seasonality of gas revenues, but reduces fluctuations in revenues and earnings caused by abnormal weather.

SCE&G’s retail electric rates include certain costs associated with the Company’s DSM Programs as authorized by the SCPSC. More specifically, these costs include the costs and lost net margin revenue associated with DSM Programs, along with an incentive for investing in such programs. In August 2010, SCE&G implemented an eWNA on a one-year pilot basis for its electric customers and it will continue on a pilot basis unless modified or terminated by the SCPSC.

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

In February 2009, the SCPSC approved SCE&G’s combined application pursuant to the BLRA seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order relating to the proposed construction and operation by SCE&G and Santee Cooper of the New Units at Summer Station. Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement, and construction contract under which they are being built. The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with schedules, estimates and projections, as approved by the SCPSC.

In May 2009, two intervenors filed separate appeals of the SCPSC order with the South Carolina Supreme Court. With regard to the first appeal, which challenged the SCPSC’s prudency finding, the South Carolina Supreme Court issued an opinion on April 26, 2010, affirming the decision of the SCPSC. As for the second appeal, the South Carolina Supreme Court reversed the SCPSC’s decision to allow SCE&G to include a pre-approved cost contingency fund and associated inflation (contingency reserve) as part of its anticipated capital costs allowed under the BLRA. SCE&G’s share of the project, as originally approved by the SCPSC, was $4.5 billion in 2007 dollars. Approximately $438 million represented contingency costs associated with the project. Without the pre-approved contingency reserve, SCE&G must seek SCPSC approval for the recovery of any additional capital costs. The Court’s ruling, however, did not affect the project schedule or disturb the SCPSC’s issuance of a certificate of environmental compatibility and public convenience and necessity, which is required to construct the New Units. On November 15, 2010, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost schedule that reflected the removal of the contingency reserve and incorporated then identifiable capital costs of $173.9 million (in 2007 dollars), and by order dated May 16, 2011, the SCPSC approved the updated capital costs schedule as outlined in the petition.

On February 29, 2012, SCE&G filed a petition with the SCPSC seeking an order approving a further updated capital cost and construction schedule that incorporates additional identifiable capital costs of approximately $6 million (SCE&G’s portion in 2007 dollars) related to new federal healthcare laws, information security measures and certain minor design modifications. That petition also includes increased capital costs of approximately $12 million (SCE&G’s portion in 2007 dollars) related to transmission infrastructure. Finally, that petition includes amounts of approximately $137 million (SCE&G’s portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, facilities and information technology systems required to support the New Units and their personnel. Future petitions would be filed for any costs arising from the resolution of the commercial claims discussed in the OTHER MATTERS — Nuclear Generation section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the consolidated financial statements (e.g., those related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site).

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

SCE&G’s retail electric rates are established in part using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In February 2011, SCE&G requested authorization to increase the cost of fuel component of its retail electric rates to be effective with the first billing cycle of May 2011. On March 17, 2011, SCE&G, ORS and SCEUC entered into a settlement agreement in which SCE&G agreed to recover its actual base fuel under-collected balance as of April 30, 2011 over a two-year period commencing with the first billing cycle of May 2011. The settlement agreement also provided that SCE&G would be allowed to charge and accrue carrying costs monthly on the deferred balance. By order dated April 26, 2011, the SCPSC approved the settlement agreement. The next annual hearing to review base rates for fuel costs is scheduled for March 22, 2012.

SCE&G’s natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred, including costs related to hedging natural gas purchasing activities. SCE&G’s gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G’s gas purchasing policies and procedures was conducted in November 2011 before the SCPSC. The SCPSC issued an order in January 2012 finding that SCE&G’s gas purchasing policies and practices during the review period of August 1, 2010 through July 31, 2011, were reasonable and prudent and authorized the suspension of SCE&G’s natural gas hedging program.

PSNC Energy is subject to a Rider D rate mechanism which allows it to recover from customers all prudently incurred gas costs and certain uncollectible expenses related to gas cost. The Rider D rate mechanism also allows it to recover, in any manner authorized by the NCUC, losses on negotiated gas and transportation sales.

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

In January 2012, the NCUC approved a five cent per therm decrease in the cost of gas component of PSNC Energy’s rates. The rate adjustment was effective with the first billing cycle in February 2012.

In December 2011, in connection with PSNC Energy’s 2011 Annual Prudence Review, the NCUC determined that PSNC Energy’s gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12 months ended March 31, 2011. On February 2, 2012, the Public Staff of the NCUC filed a motion requesting that the NCUC reconsider and modify its order by reassigning certain charges (totaling approximately $0.4 million) from the cost of gas. PSNC Energy cannot predict the outcome of this matter, but the Company does not believe it will have a material effect on the Company’s results of operations, cash flows, or financial condition.

In October 2011, the NCUC approved a five cent per therm decrease in the cost of gas component of PSNC Energy’s rates. The rate adjustment was effective with the first billing cycle in November 2011.

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

OTHER MATTERS

For a discussion of SCE&G’s insurance coverage for Summer Station Unit 1and the New Units, see Note 10 to the consolidated financial statements for SCANA and SCE&G.

ITEM 1A. RISK FACTORS

The risk factors that follow relate in each case to SCANA and its subsidiaries, and where indicated the risk factors also relate to SCE&G and its consolidated affiliates.

Commodity price changes, delays and other factors may affect the operating cost, capital expenditures and competitive positions of the Company’s and Consolidated SCE&G’s energy businesses, thereby adversely impacting results of operations, cash flows and financial condition.

Our energy businesses are sensitive to changes in coal, natural gas, oil and other commodity prices (as well as their transportation costs) and availability. Any such changes could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. Consolidated SCE&G is permitted to recover the prudently incurred cost of fuel (including transportation) used in electric generation through retail customers’ bills, but fuel cost increases affect electric prices and therefore the competitive position of electricity against other energy sources. In addition, when natural gas prices are low enough relative to coal to require the dispatch of gas-fired electric generation ahead of coal-fired electric generation, higher inventories of coal, with related increased carrying costs, may result. This may adversely affect our results of operations, cash flows and financial position.

In the case of regulated natural gas operations, costs prudently incurred for purchased gas and pipeline capacity may be recovered through retail customers’ bills. However, increases in gas costs affect total retail prices and therefore the competitive position of gas relative to electricity and other forms of energy. Gas cost increases also may result in lower usage by customers unable to switch to alternate fuels. Increases in fuel costs may also result in higher prices for and thus lower usage of electricity by customers.

Certain construction-related commodities, such as copper and aluminum used in our transmission and distribution lines and in our electrical equipment, and steel, concrete and rare earth elements, have experienced significant price fluctuations due to changes in worldwide demand. To operate our air emissions control equipment, we use significant quantities of ammonia, limestone and lime. With EPA-mandated industry-wide compliance requirements for air emissions controls, demand for these reagents, combined with the demand for low sulfur coal, may result in higher costs for coal and reagents used for compliance purposes.

The costs of large capital projects, such as the Company’s and Consolidated SCE&G’s construction for environmental compliance and its construction of the New Units and associated transmission, are significant and are subject to a number of risks and uncertainties that may adversely affect the cost, timing and completion of the projects.

The Company’s and Consolidated SCE&G’s businesses are capital intensive and require significant investments in energy generation and in other internal infrastructure projects, including projects for environmental compliance. For example, SCE&G and Santee Cooper have agreed to jointly own, design, construct and operate the New Units, which will be two 1,117-megawatt nuclear units at SCE&G’s Summer Station, in pursuit of which they have committed and are continuing to commit significant resources towards project development, permitting, site preparation and long lead-time procurement. Substantial additional resources will be required for the construction and operation of the New Units upon receipt of requisite approvals. In addition, planning and construction of significant new transmission resources are necessary to support the New Units and are under way as an integral part of the project. Achieving the intended benefits of any large construction project is subject to many uncertainties. For instance, the ability to stay within established budgets and timeframes may be affected by many variables, such as the regulatory and legal processes associated with securing permits and licenses within projected timeframes, the availability of labor and materials at estimated costs, the availability and cost of financing, and weather. There also may be contractor or supplier performance issues or adverse changes in their creditworthiness, and unforeseen difficulties meeting critical regulatory requirements. There may be unforeseen engineering problems or unanticipated changes in project design or scope. Our ability to complete construction projects (including new baseload generation) as well as our ability to maintain current operations at reasonable cost could be affected by the availability of key components or commodities, increases in the price of or the unavailability of labor, commodities or other materials, increases in lead times for components, new or enhanced environmental requirements, supply chain failures (whether resulting from the foregoing or other factors), and disruptions in the transportation of components, commodities and fuels. Furthermore, joint venture projects, such as the current construction of the New Units, are subject to the risk that one or more of the joint venture partners becomes either unable or unwilling to continue to fund project financial commitments, new partners cannot be secured at equivalent financial terms, or changes in the joint venture make-up will increase project costs and/or delay the completion. To the extent that delays occur, costs become unrecoverable, or we otherwise become unable effectively to manage our capital projects our results of operations, cash flows and financial condition may be adversely affected.

The use of derivative instruments could result in financial losses and liquidity constraints. The Company and Consolidated SCE&G do not fully hedge against financial market risks or price changes in commodities. This could result in increased costs, thereby resulting in lower margins and adversely affecting results of operations, cash flows and financial condition.

The Company and Consolidated SCE&G use derivative instruments, including futures, forwards, options and swaps, to manage our commodity and financial market risks. We could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities and interest rate contracts or if a counterparty fails to perform under a contract.

The Company strives to manage commodity price exposure by establishing risk limits and entering into contracts to offset some of our positions (i.e., to hedge our exposure to demand, market effects of weather and other changes in commodity prices). We do not hedge the entire exposure of our operations from commodity price volatility. To the extent we do not hedge against commodity price volatility or our hedges are not effective, results of operations, cash flows and financial condition may be diminished.

Furthermore, recent federal legislation (Dodd-Frank) affects the use and reporting of derivative instruments. The regulations under this new legislation are still being finalized and their impact on the use of derivative instruments by the Company and Consolidated SCE&G cannot be determined at this time.

Changing and complex laws and regulations to which the Company and Consolidated SCE&G are subject could adversely affect revenues, increase costs, or curtail activities, thereby adversely impacting results of operations, cash flows and financial condition.

The Company and Consolidated SCE&G operate under the regulatory authority of the United States government and its various regulatory agencies, including the FERC, NRC, SEC, IRS, EPA and PHMSA. In addition, the Company and Consolidated SCE&G are subject to regulation by agencies of the state governments of South Carolina, North Carolina and Georgia, including regulatory agencies, state environmental commissions, and state employment commissions. Accordingly, the Company and Consolidated SCE&G must comply with extensive federal, state and local laws and regulations. Such governmental oversight and regulation broadly and materially affect the operation of our business. In addition to many other aspects of our business, these requirements impact the licensing, siting, construction and operation of facilities. They affect our management of safety, the reliability of our transmission system, the physical and cyber security of key assets, customer conservation through demand-side management programs, information security, the issuance of securities and borrowing of money, financial reporting, interaction among affiliates, the payment of dividends and employment programs and practices. Changes to governmental regulations are continual, and we cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on the Company’s or Consolidated SCE&G’s businesses.

The Company and Consolidated SCE&G are subject to extensive rate regulation which could adversely affect operations. In particular, SCE&G’s electric operations in South Carolina and the Company’s gas distribution operations in South Carolina and North Carolina are regulated by state utilities commissions. The Company’s interstate gas pipeline, SCE&G’s electric transmission system and Consolidated SCE&G’s generating facilities are subject to extensive regulation and oversight from the FERC, NRC and SCPSC. Our gas marketing operations in Georgia are subject to state regulatory oversight and, for a portion of its operations, to rate regulation. There can be no assurance that Georgia’s gas delivery regulatory framework will remain unchanged as market conditions evolve. Although we believe that we have constructive relationships with the regulators, our ability to obtain rate treatment that will allow us to maintain reasonable rates of return is dependent upon regulatory determinations, and there can be no assurance that we will be able to implement rate adjustments when sought.

The Company and Consolidated SCE&G are subject to numerous environmental laws and regulations that require significant capital expenditures, can increase our costs of operations and which may impact our business plans or expose us to environmental liabilities.

The Company and Consolidated SCE&G are subject to extensive federal, state and local environmental laws and regulations, including those relating to water quality and air emissions (such as reducing nitrogen oxide, sulfur dioxide, mercury and particulate matter). Some form of regulation may be forthcoming at the federal, and possibly state, levels to impose regulatory requirements specifically directed at reducing GHG emissions from fossil fuel-fired electric generating units. A number of bills have been introduced in Congress that seek to require GHG emissions reductions from fossil fuel-fired electric generation facilities, natural gas facilities and other sectors of the economy, although none have yet been enacted. On February 16, 2012, the EPA issued the finalized MATS for power plants that requires reduced emissions from new and existing coal and oil-fired electric utility steam generating facilities. The EPA has proposed requirements for cooling water intake structures to meet BACT, andthe EPA presently is drafting a final rule regarding the handling of coal ash and other combustion by-products produced by power plant operations. Furthermore, the EPA has announced that it expects to overhaul the Clean Water Act rules governing effluent limitation standards for coal-fired power plants.

Compliance with these environmental laws and regulations requires us to commit significant capital toward environmental monitoring, installation of pollution control equipment, emissions fees and permitting at our facilities. These expenditures have been significant in the past and are expected to continue or even increase in the future. Changes in compliance requirements or more restrictive interpretations by governmental authorities of existing requirements may impose additional costs on us (such as the clean-up of MGP sites or additional emission allowances) or require us to incur additional capital expenditures or curtail some of our cost savings activities (such as the recycling of fly ash and other coal combustion products for beneficial use). Compliance with any GHG emission reduction requirements, including any mandated renewable portfolio standards, also may impose significant costs on us, and the resulting price increases to our customers may lower customer consumption. Such costs of compliance with environmental regulations could negatively impact our industry, our business and our results of operations and financial position, especially if emissions or discharge limits are reduced or more onerous permitting requirements or additional regulatory requirements are imposed.

Renewable and/or alternative electric generation portfolio standards may be enacted at the federal or state level. Some states already have them, though currently South Carolina does not. Such standards could direct us to build or otherwise acquire generating capacity derived from renewable/alternative energy sources (generally, renewable energy such as biomass, solar, wind and tidal, and excluding fossil fuels, nuclear or hydro facilities). Such renewable/alternative energy may not be readily available in our service territories, if at all, and could be extremely costly to build, acquire, and operate. Resulting increases in the price of electricity to recover the cost of these types of generation, if approved by regulatory commissions, could result in lower usage of electricity by our customers. Although we cannot predict whether such standards will be adopted at the federal level or in South Carolina or their specifics if adopted, compliance with such potential portfolio standards could significantly impact our industry, our capital expenditures, and our results of operations and financial position.

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

The Company and Consolidated SCE&G rely on the capital markets, particularly for publicly offered debt and equity, as well as the banking and commercial paper markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from operations. Changes in interest rates affect the cost of borrowing. The Company’s and Consolidated SCE&G’s business plans, which include significant investments in energy generation and other internal infrastructure projects, reflect the expectation that we will have access to the capital markets on satisfactory terms to fund commitments. Moreover, the ability to maintain short-term liquidity by utilizing commercial paper programs is dependent upon maintaining satisfactory short-term debt ratings and the existence of a market for our commercial paper generally.

The Company’s and SCE&G’s ability to draw on our respective bank revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments and on our ability to timely renew such facilities. Those banks may not be able to meet their funding commitments to the Company or Consolidated SCE&G if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require the Company and Consolidated SCE&G to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures or other discretionary uses of cash. Disruptions in capital and credit markets also could result in higher interest rates on debt securities, limited or no access to the commercial paper market, increased costs associated with commercial paper borrowing or limitations on the maturities of commercial paper that can be sold (if at all), increased costs under bank credit facilities and reduced availability thereof, and increased costs for certain variable interest rate debt securities of the Company and Consolidated SCE&G.

Disruptions in the capital markets and its actual or perceived effects on particular businesses and the greater economy also adversely affect the value of the investments held within SCANA’s pension trust. A significant long-term decline in the value of these investments may require us to make or increase contributions to the trust to meet future funding requirements. In addition, a significant decline in the market value of the investments may adversely impact the Company’s and Consolidated SCE&G’s results of operations, cash flows and financial position, including its shareholders’ equity.

A downgrade in the credit rating of SCANA or any of SCANA’s subsidiaries, including SCE&G, could negatively affect our ability to access capital and to operate our businesses, thereby adversely affecting results of operations, cash flows and financial condition.

Various rating agencies rate SCANA’s long-term senior unsecured debt, SCE&G’s long-term senior secured debt and the long-term senior unsecured debt of PSNC Energy as investment grade. In addition, ratings agencies maintain ratings on the short-term debt of SCANA, SCE&G, Fuel Company (which ratings are based upon the guarantee of SCE&G) and PSNC Energy. If these rating agencies were to lower the outlook or downgrade any of these ratings, particularly to below investment grade, borrowing cost on new issuances would increase, which would diminish financial results, and the potential pool of investors and funding sources could decrease.

One rating agency, by action taken in 2011, downgraded both the short-term and senior unsecured long-term debt of SCANA. These downgrades have increased SCANA’s short-term borrowing rate and decreased the average maturity of its short-term debt, and may have the effect of increasing SCANA’s long-term borrowing rate. Although access to the short-term market has not been adversely impacted, this could change under different market conditions.

SCANA’s leverage ratio of long- and short-term debt to capital was approximately 58% at December 31, 2011. SCANA has publicly announced its desire to maintain its leverage ratio at levels between 54% and 57%, but SCANA’s ability to achieve and maintain those levels depends on a number of factors. In the future, if SCANA is not able to achieve and maintain its leverage ratio within the desired range, the Company’s debt ratings may be affected, it may be required to pay higher interest rates on its long- and short-term indebtedness, and its access to the capital markets may be limited.

Operating results may be adversely affected by natural disasters, man-made mishaps and abnormal weather.

The Company has delivered less gas and received lower prices for natural gas in deregulated markets, and consequently earned less income when weather conditions have been milder than normal. During 2010, the SCPSC approved SCE&G’s implementation of an eWNA on a pilot basis. Mild weather in the future could diminish the revenues and results of operations and harm the financial condition of the Company and SCE&G if the eWNA is not extended on a permanent basis. In addition, for the Company and Consolidated SCE&G, severe weather can be destructive, causing outages and property damage, adversely affecting operating expenses and revenues.

Natural disasters (such as the 2011 earthquake and tsunami in Japan) or man-made mishaps (such as the San Bruno, California natural gas transmission pipeline failure or the Kingston, Tennessee coal ash pond failure) could have direct significant impacts on the Company and Consolidated SCE&G and on our key contractors and suppliers or could indirectly impact us through changes to federal, state or local policies, laws and regulations, and have a significant impact on our financial position, operating expenses, and cash flows.

Potential competitive changes may adversely affect our gas and electricity businesses due to the loss of customers, reductions in revenues, or write-down of stranded assets.

The utility industry has been undergoing structural change for a number of years, resulting in increasing competitive pressures on electric and natural gas utility companies. Competition in wholesale power sales has been introduced on a national level. Some states have also mandated or encouraged competition at the retail level. Increased competition may create greater risks to the stability of utility earnings generally and may in the future reduce earnings from retail electric and natural gas sales. In a deregulated environment, formerly regulated utility companies that are not responsive to a competitive energy marketplace may suffer erosion in market share, revenues and profits as competitors gain access to their customers. In addition, the Company’s and Consolidated SCE&G’s generation assets would be exposed to considerable financial risk in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, a write-down in the value of the related assets would be required.

The Company and SCE&G are subject to risks associated with changes in business and economic climate which could adversely affect revenues, results of operations, cash flows and financial condition and could limit access to capital.

Sales, sales growth and customer usage patterns are dependent upon the economic climate in the service territories of the Company and SCE&G, which may be affected by regional, national or even international economic factors. Some economic sectors important to our customer base may be particularly affected. Adverse events, economic or otherwise, may also affect the operations of key customers. Such events may result in the loss of customers, changes in customer usage patterns and in the failure of customers to make timely payments to us. The success of local and state governments in attracting new industry to our service territories is important to our sales and growth in sales, as are stable levels of taxation (including property, income or other taxes) which may be affected by local, state, or federal budget deficits, adverse economic climates generally or legislative or regulatory actions. Budget cutbacks also adversely affect funding levels of federal and state support agencies and non-profit organizations that assist low income customers with bill payments.

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

Critical processes or systems in the Company’s or Consolidated SCE&G’s operations could become impaired or fail from a variety of causes, such as equipment breakdown, transmission line failure, information systems failure or security breach, the effects of drought (including reduced water levels) on the operation of emission control or other generation equipment, and the effects of a pandemic or terrorist attack on our workforce or facilities or on the ability of vendors and suppliers to maintain services key to our operations.

In particular, as the operator of power generation facilities, many of which entered service prior to 1985 and may be difficult to maintain, Consolidated SCE&G could incur problems such as the breakdown or failure of power generation or emission control equipment, transmission lines, other equipment or processes which would result in performance below assumed levels of output or efficiency. In addition, any such breakdown or failure may result in Consolidated SCE&G purchasing emission allowances or replacement power at market rates, if such allowances and replacement power are available at all. If replacement power is not available, such problems could result in interruptions of service (blackout or brownout conditions) in all or part of SCE&G’s territory or elsewhere in the region. These purchases are subject to state regulatory prudency reviews for recovery through rates. Similarly, a gas transmission or distribution line failure of the Company or Consolidated SCE&G could affect the safety of the public, destroy property, and interrupt our ability to serve customers. Events such as these could entail substantial repair costs, litigation, fines and penalties, and damage to reputation, each of which could have an adverse effect on the Company’s revenues, results of operations, and financial condition.

SCANA’s ability to pay dividends and to make payments on SCANA’s debt securities may be limited by covenants in certain financial instruments and by the financial results and condition of its subsidiaries, thereby adversely impacting the valuation of our common stock and our access to capital .

We are a holding company that conducts substantially all of our operations through our subsidiaries. Our assets consist primarily of investments in subsidiaries. Therefore, our ability to meet our obligations for payment of interest and principal on outstanding debt and to pay dividends to shareholders and corporate expenses depends on the earnings, cash flows, financial condition and capital requirements of our subsidiaries, and the ability of our subsidiaries, principally Consolidated SCE&G, PSNC Energy and SEMI to pay dividends or to advance or repay funds to us. Our ability to pay dividends on our common stock may also be limited by existing or future covenants limiting the right of our subsidiaries to pay dividends on their common stock. Any significant reduction in our payment of dividends in the future may result in a decline in the value of our common stock. Such a decline in value could limit our ability to raise debt and equity capital.

A significant portion of Consolidated SCE&G’s generating capacity is derived from nuclear power, the use of which exposes us to regulatory, environmental and business risks. These risks could increase our costs or otherwise constrain our business, thereby adversely impacting our results of operations, cash flows and financial condition. These risks will increase as the New Units are developed.

In 2011, Summer Station Unit 1, operated by SCE&G, provided approximately 5 million MWh, or 19% of our generation capacity. If the New Units are completed, our generating capacity and the percentage of total generating capacity represented by nuclear sources is expected to increase. Hence, SCE&G is subject to various risks of nuclear generation, which include the following:

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

•                  Uncertainties with respect to procurement of nuclear fuel and the storage of spent nuclear fuel;

•                  Uncertainties with respect to contingencies if insurance coverage is inadequate; and

•                  Uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their operating lives.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could necessitate capital expenditures at nuclear plants such as ours. In addition, although we have no reason to anticipate a serious nuclear incident, if a major incident should occur at a domestic nuclear facility, it could harm our results of operations, cash flows and financial condition. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit. Finally, in today’s environment, there is a heightened risk of terrorist attack on the nation’s nuclear facilities, which has resulted in increased security costs at our nuclear plant.

Failure to retain and attract key personnel could adversely affect the Company’s and Consolidated SCE&G’s operations and financial performance.

Implementation of our strategic plan and growth strategy requires that we attract, retain and develop executive officers and other professional, technical and craft employees with the skills and experience necessary to successfully manage, operate and grow our business. Competition for these employees is high, and in some cases we must compete for these employees on a regional or national basis. We may be unable to attract and retain these personnel. Further, the Company’s or Consolidated SCE&G’s ability to construct or maintain generation or other assets requires the availability of suitable skilled contractor personnel. We may be unable to obtain appropriate contractor personnel at the times and places needed. Labor disputes with employees or contractors covered by collective bargaining agreements also could adversely affect implementation of our strategic plan and our operational and financial performance.

The Company and Consolidated SCE&G are subject to the risk that strategic decisions made by us either do not result in a return of or on invested capital or might negatively impact our competitive position, which can adversely impact our results of operations, cash flows, financial position, and access to capital.

From time to time, the Company and Consolidated SCE&G make strategic decisions that may impact our direction with regard to business opportunities, the services and technologies offered to customers or that are used to serve customers, and the generating plant and other infrastructure that form the basis of much of our business. These strategic decisions may not result in a return of or on our invested capital, and the effects of these strategic decisions may have long-term implications that are not likely to be known to us in the short-term. Changing political climates and public attitudes may adversely affect the ongoing acceptability of strategic decisions that have been made (and, in some cases, previously approved by regulators), to the detriment of the Company or Consolidated SCE&G. Over time, these strategic decisions or changing attitudes toward such decisions, which could be adverse to the Company’s or Consolidated SCE&G’s interests, may have a negative effect on our results of operations, cash flows and financial position, as well as limit our ability to access capital.

The Company and Consolidated SCE&G are subject to the reputational risks that may result from a failure to adhere to high standards of compliance with laws and regulations, ethical conduct, operational effectiveness, and safety of employees, customers and the public. These risks could adversely affect the valuation of our common stock and the Company’s and Consolidated SCE&G’s access to capital.

The Company and Consolidated SCE&G are committed to comply with all laws and regulations, to focus on the safety of employees, customers and the public, to maintain the privacy of information related to our customers and employees and to maintain effective communications with the public and key stakeholder groups, particularly during emergencies and times of crisis. The Company and Consolidated SCE&G also are committed to operational excellence and, through our Code of Conduct and Ethics, to maintain high standards of ethical conduct in our business operations. A failure to meet these commitments may subject the Company and Consolidated SCE&G not only to fraud, litigation and financial loss, but also to reputational risk that could adversely affect the valuation of SCANA’s stock, adversely affect the Company’s and Consolidated SCE&G’s access to capital, and result in further regulatory oversight.

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

ELECTRIC PROPERTIES

SCE&G owns each of the electric generating facilities listed below unless otherwise noted.

Facility	Present Fuel Capability	Location	Year In-Service	Net Generating Capacity (Summer Rating) (MW)
Steam Turbines:
Summer(1)	Nuclear	Jenkinsville, SC	1984	644
McMeekin	Coal/Gas	Irmo, SC	1958	250
Canadys	Coal/Gas	Canadys, SC	1962	385
Wateree	Coal	Eastover, SC	1970	684
Williams(2)	Coal	Goose Creek, SC	1973	605
Cope	Coal	Cope, SC	1996	415
Kapstone(3)	Biomass/Coal	Charleston, SC	1999	85
Combined Cycle:
Urquhart(4)	Coal/Gas/Oil	Beech Island, SC	1953/2002	553
Jasper	Gas/Oil	Hardeeville, SC	2004	869
Hydro(5):
Saluda		Irmo, SC	1930	200
Fairfield Pumped Storage		Jenkinsville, SC	1978	576

(1)                                  Represents SCE&G’s two-thirds portion of Summer Station Unit 1 (one-third owned by Santee Cooper).

(2)                                  The coal-fired steam unit at Williams Station is owned by GENCO.

(3)                                  SCE&G receives shaft horsepower from Kapstone Charleston Kraft, LLC, a biomass/coal cogeneration facility, to operate SCE&G’s generator.

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

SCE&G owns 441 substations having an aggregate transformer capacity of 30 million KVA. The transmission system consists of 18,295 miles of lines, and the distribution system consists of 6,763 pole miles of overhead lines and trench miles of underground lines.

NATURAL GAS DISTRIBUTION AND TRANSMISSION PROPERTIES

SCE&G’s natural gas system consists of 16,549 miles of distribution mains and related service facilities. SCE&G also owns two LNG plants, one located near Charleston, South Carolina, and the other in Salley, South Carolina. The Charleston facility can liquefy up to 6 MMCF per day and store the liquefied equivalent of 980 MMCF of natural gas. The Salley facility can store the liquefied equivalent of 900 MMCF of natural gas and has no liquefying capabilities. The LNG facilities have the capacity to regasify approximately 60 MMCF per day at Charleston and 90 MMCF per day at Salley.

CGT’s natural gas system consists of 1,469 miles of transmission pipeline of up to 24 inches in diameter. CGT’s system transports gas to its customers from the transmission systems of Southern Natural and Transco and from Port Wentworth and Elba Island, Georgia.

PSNC Energy’s natural gas system consists of 606 miles of transmission pipeline of up to 24 inches in diameter that connect its distribution systems with Transco. PSNC Energy’s distribution system consists of 10,201 miles of distribution mains and related service facilities. PSNC Energy owns one LNG plant with storage capacity of 1,000 MMCF and the capacity to regasify approximately 100 MMCF per day. PSNC Energy also owns, through a wholly-owned subsidiary, 33.21% of Cardinal Pipeline Company, LLC, which owns a 105-mile transmission pipeline in North Carolina. In addition,

PSNC Energy owns, through a wholly-owned subsidiary, 17% of Pine Needle LNG Company, LLC. Pine Needle owns and operates a liquefaction, storage and regasification facility in North Carolina.

ITEM 3.  LEGAL PROCEEDINGS

Certain material legal proceedings and environmental and regulatory matters and uncertainties, some of which remain outstanding at December 31, 2011, are described below. These issues affect the Company and, to the extent indicated, also affect Consolidated SCE&G.

In December 2009, the EPA issued a final finding that atmospheric concentrations of GHG endanger public health and welfare within the meaning of Section 202(a) of the CAA. The rule, which became effective in January 2010, enables the EPA to regulate GHG emissions under the CAA. The EPA has committed to issue new rules regulating such emissions in 2012. The Company expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. Air quality control installations that SCE&G and GENCO have already completed should assist the Company in complying with the CSAPR and the reinstated CAIR.  The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

In June 2010, the EPA issued a final rule for a one-hour ambient air quality standard for sulfur dioxide. This new standard may require some of SCE&G’s smaller coal-fired units to reduce their sulfur dioxide emissions to a level to be determined by EPA and/or DHEC. The costs incurred to comply with this new standard are expected to be recovered through rates.

In 2005, the EPA issued the CAMR which established a mercury emissions cap and trade program for coal-fired power plants. Numerous parties challenged the rule and, on February 8, 2008, the United States Circuit Court for the District of Columbia vacated the rule for electric utility steam generating units. In March 2011, the EPA proposed new standards for mercury and other specified air pollutants.  The rule, which becomes effective on April 16, 2012, provides up to four years for facilities to meet the standards.  The rule is currently being evaluated by the Company. Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

SCE&G has been named, along with 53 others, by the EPA as a PRP at the AER Superfund site located in Augusta, Georgia. The PRPs funded a Remedial Investigation and Risk Assessment which was completed and approved by the EPA and funded a Feasibility Study that was completed in 2010. A clean-up cost has been estimated and the PRPs have agreed to an allocation of those costs based primarily on volume and type of material each PRP sent to the site. SCE&G’s allocation did not have a material impact on its results of operations, cash flows or financial condition.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC. SCE&G anticipates that major remediation activities at these sites will continue until 2014 and will cost an additional $8.3 million.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of approximately $3.1 million, the estimated remaining liability at December 31, 2011. PSNC Energy expects to recover through rates any cost, net of insurance recovery, allocable to PSNC Energy arising from the remediation of these sites.

Litigation

In May 2004, a purported class action lawsuit currently styled as Douglas E. Gressette and Mark Rudd, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Communications, Inc. was filed in South Carolina’s Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiffs alleged that SCE&G made improper use of certain electric transmission easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCE&G’s electricity-related internal communications and asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment.  While SCE&G and SCI believe their actions were consistent with governing law and the applicable documents granting easements and rights-of-way, this case, with Circuit Court approval in August 2010, has been settled as to all easements and rights of ways currently containing fiber optic communications lines in South Carolina.  This settlement did not have a material impact on the Company’s results of operations, cash flows or financial condition.

SCANA and SCE&G are also engaged in various other claims and litigation incidental to their business operations which management anticipates will be resolved without a material impact on their respective results of operations, cash flows or financial condition.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

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

Name	Age	Positions Held During Past Five Years	Dates
Kevin B. Marsh	56	Chairman of the Board, Chief Executive Officer and Director President and Chief Operating Officer -SCANA President and Chief Operating Officer-SCE&G	2011-present 2011-present *-2011

Jimmy E. Addison	51	Executive Vice President Chief Financial Officer Senior Vice President	2012-present *-present *-2012

Jeffrey B. Archie	54	Senior Vice President Senior Vice President and Chief Nuclear Officer-SCE&G Vice President of Nuclear Plant Operations-SCE&G	2010-present 2009-present *-2009

George J. Bullwinkel	63	President and Chief Operating Officer-SEMI, SCI and ServiceCare	*-present

Sarena D. Burch	54	Senior Vice President-Fuel Procurement and Asset Management- SCE&G and PSNC Energy	*-present

Stephen A. Byrne	52

President of Generation and Chief Operating Officer-SCE&G

Executive Vice President-SCANA

Executive Vice President-Generation and Transmission-SCE&G

Executive Vice President-Generation, Nuclear and Fossil Hydro-SCE&G

			2011-present 2009-present 2011 2009-2011
		Senior Vice President-Generation, Nuclear and Fossil Hydro-SCE&G	*-2009

Paul V. Fant	58	President and Chief Operating Officer-CGT Senior Vice President-SCANA Senior Vice President-Transmission Services-SCE&G	*-present 2008-present *-2007

W. Keller Kissam	45	President of Retail Operations-SCE&G Senior Vice President-SCANA Senior Vice President-Retail Electric-SCE&G Vice President-Electric Operations-SCE&G	2011-present 2011-present 2011 *-2011

Ronald T. Lindsay	61	Senior Vice President, General Counsel and Assistant Secretary Executive Vice President, General Counsel and Secretary of Bowater Incorporated, Greenville, South Carolina	2009-present *-2008

Charles B. McFadden	67	Senior Vice President-Governmental Affairs and Economic Development-SCANA Services	*-present

Martin K. Phalen	57	Senior Vice President-Administration-SCANA Vice President-Gas Operations-SCE&G	2012-present *-2012

*  Indicates position held at least since March 1, 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK INFORMATION

SCANA Corporation:

Price Range (New York Stock Exchange Composite Listing):

	2011				2010
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
High	$45.48	$41.58	$42.20	$42.83	$41.97	$40.82	$39.99	$38.17
Low	$38.49	$34.64	$38.16	$37.86	$40.03	$35.23	$34.73	$34.23

SCANA common stock trades on The New York Stock Exchange, using the ticker symbol SCG. Newspaper stock listings use the name SCANA.  At February 20, 2012 there were 130,295,890 shares of SCANA common stock outstanding which were held by approximately 29,134 shareholders of record. For a summary of equity securities issuable under SCANA’s compensation plans at December 31, 2011, see Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SCANA declared quarterly dividends on its common stock of $.485 per share in 2011 and $.475 per share in 2010. On February 15, 2012, SCANA increased the quarterly cash dividend rate on SCANA common stock to $.495 per share, an increase of 2.1%. The new dividend is payable April 1, 2012 to shareholders of record on March 9, 2012.  For a discussion of provisions that could limit the payment of cash dividends, see Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under Liquidity and Capital Resources-Financing Limits and Related Matters and Note 3 to the consolidated financial statements for SCANA.

SCE&G:

All of SCE&G’s common stock is owned by SCANA, and no established public trading market exists for SCE&G common stock. During 2011 and 2010, SCE&G declared quarterly dividends on its common stock in the following amounts:

Declaration Date	Amount	Declaration Date	Amount
February 11, 2010	$45.0 million	February 11, 2011	$49.0 million
May 6, 2010	46.0 million	April 21, 2011	47.5 million
July 29, 2010	49.0 million	August 11, 2011	49.0 million
October 27, 2010	52.4 million	October 26, 2011	38.0 million

On February 15, 2012, SCE&G declared dividends on its common stock of $51.6 million.

For a discussion of provisions that could limit the payment of cash dividends, see Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under Liquidity and Capital Resources-Financing Limits and Related Matters and Note 3 to the consolidated financial statements for SCE&G.

ITEM 6.  SELECTED FINANCIAL DATA

As of or for the Year Ended December 31,	2011	2010	2009	2008	2007
	(Millions of dollars, except statistics and per share amounts)
SCANA:
Statement of Income Data
Operating Revenues	$4,409	$4,601	$4,237	$5,319	$4,621
Operating Income	$813	$768	$699	$710	$633
Other Expense	$(258)	$(233)	$(175)	$(176)	$(153)
Preferred Stock Dividends	$—	$—	$(9)	$(7)	$(7)
Income Available to Common Shareholders	$387	$376	$348	$346	$320
Common Stock Data
Weighted Average Common Shares Outstanding (Millions)	128.8	125.7	122.1	117.0	116.7
Basic Earnings Per Share	$3.01	$2.99	$2.85	$2.95	$2.74
Diluted Earnings Per Share	$2.97	$2.98	$2.85	$2.95	$2.74
Dividends Declared Per Share of Common Stock	$1.94	$1.90	$1.88	$1.84	$1.76
Balance Sheet Data
Utility Plant, Net	$10,047	$9,662	$9,009	$8,305	$7,538
Total Assets	$13,534	$12,968	$12,094	$11,502	$10,165
Total Equity	$3,889	$3,702	$3,408	$3,045	$2,960
Short-term and Long-term Debt	$5,306	$4,909	$4,846	$4,698	$3,852
Other Statistics
Electric:
Customers (Year-End)	664,196	660,580	654,766	649,571	639,258
Total sales (Million KWh)	24,188	24,884	23,104	24,284	24,885
Generating capability-Net MW (Year-End)	5,642	5,645	5,611	5,695	5,749
Territorial peak demand-Net MW	4,885	4,735	4,557	4,789	4,926
Regulated Gas:
Customers, excluding transportation (Year-End)	803,644	794,841	782,192	774,502	759,336
Sales, excluding transportation (Thousand Therms)	812,416	931,879	832,931	848,568	823,976
Transportation customers (Year-End)	492	491	482	474	446
Transportation volumes (Thousand Therms)	1,585,202	1,546,234	1,388,096	1,366,675	1,369,684
Retail Gas Marketing:
Retail customers (Year-End)	455,258	464,123	455,198	459,250	484,565
Firm customer deliveries (Thousand Therms)	341,554	402,583	347,324	356,288	340,743
Nonregulated interruptible customer deliveries (Thousand Therms)	1,845,327	1,728,161	1,628,942	1,526,933	1,548,878
SCE&G:
Statement of Income Data
Operating Revenues	$2,819	$2,815	$2,569	$2,816	$2,481
Operating Income	$654	$604	$547	$559	$498
Other Expense	$(198)	$(170)	$(119)	$(122)	$(117)
Preferred Stock Dividends	$—	$—	$(9)	$(7)	$(7)
Earnings Available to Common Shareholders	$306	$290	$272	$273	$245
Balance Sheet Data
Utility Plant, Net	$8,588	$8,198	$7,595	$6,905	$6,202
Total Assets	$11,037	$10,574	$9,813	$9,052	$7,977
Total Equity	$3,773	$3,541	$3,259	$2,799	$2,711
Short-term and Long-term Debt	$3,753	$3,440	$3,430	$3,320	$2,593
Other Statistics
Electric:
Customers (Year-End)	664,273	660,642	654,830	649,636	639,312
Total sales (Million KWh)	24,200	24,887	23,107	24,287	24,888
Generating capability-Net MW (Year-End)	5,642	5,645	5,611	5,695	5,749
Territorial peak demand-Net MW	4,885	4,735	4,557	4,789	4,926
Regulated Gas:
Customers, excluding transportation (Year-End)	316,683	313,346	309,687	307,074	302,469
Sales, excluding transportation (Thousand Therms)	407,073	447,057	399,752	416,075	407,204
Transportation customers (Year-End)	155	148	130	120	115
Transportation volumes (Thousand Therms)	192,492	190,931	217,750	64,034	27,113

SCANA CORPORATION

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SCANA, through its wholly-owned regulated subsidiaries, is primarily engaged in the generation, transmission, distribution and sale of electricity in parts of South Carolina and in the purchase, transmission and sale of natural gas in portions of North Carolina and South Carolina. Through a wholly-owned nonregulated subsidiary, SCANA markets natural gas to retail customers in Georgia and to wholesale customers primarily in the southeast. Other wholly- owned nonregulated subsidiaries provide fiber optic and other telecommunications services and provide service contracts to homeowners on certain home appliances and heating and air conditioning units. A service company subsidiary of SCANA provides administrative, management and other services to SCANA and its subsidiaries.

The following map indicates areas where the Company’s significant business segments conduct their activities, as further described in this overview section.

The following percentages reflect revenues and income available to common shareholders earned by the Company’s regulated and nonregulated businesses and the percentage of total assets held by them.

	2011	2010	2009

% of Revenues
Regulated	74%	73%	73%
Nonregulated	26%	27%	27%

% of Income Available to Common Shareholders
Regulated	97%	96%	96%
Nonregulated	3%	4%	4%

% of Assets
Regulated	94%	95%	94%
Nonregulated	6%	5%	6%

Key Earnings Drivers and Outlook

During 2011, economic growth showed modest signs of improvement in the southeast. Significant industrial announcements were made in the Company’s South Carolina service territory during the year.  In addition, residential and commercial customer growth rates in the Company’s regulated businesses were positive, though customer usage by existing customers continued to decline.  Unemployment rates for the states in which the Company primarily provides service also showed some improvement, though unemployment remains high and continues to slow the pace of economic recovery in the Southeast.

Unemployment (seasonally adjusted)	United States	Georgia	North Carolina	South Carolina

December 31, 2011 (preliminary)	8.5%	9.7%	9.9%	9.5%
December 31, 2010	9.4%	10.4%	9.8%	10.9%

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

Electric Operations

The electric operations segment is comprised of the electric operations of SCE&G, GENCO and Fuel Company, and is primarily engaged in the generation, transmission, distribution and sale of electricity in South Carolina. At December 31, 2011, SCE&G provided electricity to approximately 664,000 customers in an area covering nearly 17,000 square miles. GENCO owns a coal-fired generating station and sells electricity solely to SCE&G. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission allowances.

Operating results for electric operations are primarily driven by customer demand for electricity, rates allowed to be charged to customers and the ability to control growth in costs. Embedded in the rates charged to customers is an allowed regulatory return on equity. SCE&G’s allowed return on equity is 10.7% for non-BLRA expenditures, and 11.0% for BLRA-related expenditures. Demand for electricity is primarily affected by weather, customer growth and the economy.  SCE&G is able to recover the cost of fuel used in electric generation through retail customers’ bills, but increases in fuel costs affect electric prices and, therefore, the competitive position of electricity against other energy sources.

New Nuclear Construction

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

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium for the design and construction of the New Units.  SCE&G’s share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC. The successful completion of the New Units would result in a substantial increase in the Company’s utility plant in service.  Financing and managing the construction of these plants, together with continuing environmental construction projects, represents a significant challenge to the Company.

As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units.  Santee Cooper has entered into a letter of intent with Duke that may result in Duke acquiring a portion of Santee Cooper’s ownership interest in the New Units.

The Consortium has recently performed an impact study, at SCE&G’s request, related to various cost and timing alternatives arising from the delay in the issuance date of the COL from mid-2011, which was the date assumed when the EPC Contract was signed in 2008, to the early-2012 issuance date currently anticipated by SCE&G.  SCE&G has recently informed the Consortium that it intends to pursue the alternative that would delay the substantial completion date of the first New Unit and accelerate the substantial completion date for the second New Unit and has also begun discussions concerning the update of cash flow forecasts and construction schedules on that basis.

In December 2011, the NRC granted final design certification to Westinghouse for the AP1000 nuclear reactor, which is the reactor to be used for the New Units.  This certification is a necessary step before the NRC can issue a COL for the New Units.  In October 2011, the NRC conducted a mandatory hearing regarding the issuance of a COL for the New Units.  This hearing followed the August 2011 completion of the FSER, in which the NRC staff concluded there were no safety aspects that would preclude issuing the COL, and the April 2011 completion of the FEIS, in which the NRC and the USACE concluded there were no environmental impacts that would preclude issuing the COL.

See additional discussion at OTHER MATTERS - Nuclear Generation.

Environmental

Significant federal legislative initiatives related to energy were unsuccessful in 2011, and the Company expects such legislative initiatives will be hampered through 2012, due to each chamber of Congress being controlled by different political parties. The EPA, however, did issue new rules in 2011 related to air quality, including CSAPR and MATS, which require reductions in power plant emissions of sulfur dioxide, nitrogen oxide and mercury, among other substances.  Though implementation of CSAPR was stayed by the United States Court of Appeals for the District of Columbia pending judicial review, the Company cannot predict the outcome that judicial review will have on the rule’s implementation. In 2012, additional significant regulatory initiatives by the EPA and other federal agencies will likely proceed. These initiatives may require the Company to build or otherwise acquire generating capacity from energy sources that exclude fossil fuels, nuclear or hydro facilities (for example, under an RES). It is also possible that new initiatives will be introduced to reduce carbon dioxide and other greenhouse gas emissions. The Company cannot predict whether such initiatives will be enacted, and if they are, the conditions they would impose on utilities.

The EPA has stated its intention to propose, in late 2012, new federal regulations affecting the management and disposal of CCR, such as ash.  Such regulations could result in the treatment of some CCRs as hazardous waste and could impose significant costs to utilities, such as SCE&G and GENCO.  The EPA is also expected to issue regulations during 2012 for cooling water intake structures to meet BACT at existing power generating stations.  While the Company cannot predict how extensive the regulations will be, the Company believes that any additional costs imposed by such regulations would be recoverable through rates.

Gas Distribution

The gas distribution segment, comprised of the local distribution operations of SCE&G and PSNC Energy, is primarily engaged in the purchase, transportation and sale of natural gas to retail customers in portions of North Carolina and South Carolina. At December 31, 2011 this segment provided natural gas to approximately 804,000 customers in areas covering 34,600 square miles.

Operating results for gas distribution are primarily influenced by customer demand for natural gas rates allowed to be charged to customers and the ability to control growth in costs. Embedded in the rates charged to customers is an allowed regulatory return on equity.

Demand for natural gas is primarily affected by weather, customer growth, the economy and, for commercial and industrial customers, the availability and price of alternate fuels. Natural gas competes with electricity, propane and heating oil to serve the heating and, to a lesser extent, other household energy needs of residential and small commercial customers. This competition is generally based on price and convenience. Large commercial and industrial customers often have the ability to switch from natural gas to an alternate fuel, such as propane or fuel oil. Natural gas competes with these alternate fuels based on price. As a result, any significant disparity between supply and demand, either of natural gas or of alternate fuels, and due either to production or delivery disruptions or other factors, will affect price and impact the Company’s ability to retain large commercial and industrial customers. One effect of the sluggish economy has been an overall decrease in demand for natural gas which, coupled with discoveries of shale gas in the United States, resulted in significantly lower prices for this commodity in 2010 and 2011.  Low natural gas commodity prices are expected to continue in 2012 and beyond.

Retail Gas Marketing

SCANA Energy, a division of SEMI, comprises the retail gas marketing segment. This segment markets natural gas to approximately 455,000 customers throughout Georgia (as of December 31, 2011, and includes approximately 80,000 customers in its regulated division described below). SCANA Energy’s total customer base represents an approximate 30% share of the customers in Georgia’s deregulated natural gas market. SCANA Energy remains the second largest natural gas marketer in the state. SCANA Energy’s competitors include an affiliate of a large energy company with experience in Georgia’s energy market, as well as several electric membership cooperatives. SCANA Energy’s ability to maintain its market share depends on the prices it charges customers relative to the prices charged by its competitors, its ability to continue to provide high levels of customer service and other factors.

As Georgia’s regulated provider, SCANA Energy provides service to low-income customers and customers unable to obtain or maintain natural gas service from other marketers at rates approved by the GPSC.  SCANA Energy receives funding from the Universal Service Fund to offset some of the bad debt associated with the low-income group. SCANA Energy’s contract to serve as Georgia’s regulated provider of natural gas has been renewed by the GPSC through August 31, 2014.  SCANA Energy files financial and other information periodically with the GPSC, and such information is available at www.psc.state.ga.us (which is not intended as an active hyperlink; the information on the GPSC website is not part of this or any other report filed with the SEC).

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

RESULTS OF OPERATIONS

	2011	2010	2009
Basic earnings per share	$3.01	$2.99	$2.85
Diluted earnings per share	$2.97	$2.98	$2.85
Cash dividends declared (per share)	$1.94	$1.90	$1.88

•	2011 vs 2010

Basic earnings per share increased in 2011 due to higher electric margin of $.42 and lower operating expenses of $.06. These increases were partially offset by lower gas margin of $.13, higher depreciation expense of $.06, higher property taxes of $.06, dilution from additional shares outstanding of $.07 and higher interest expense of $.14.

•	2010 vs 2009

Basic earnings per share increased in 2010 due to higher electric margin (excluding the effect of the $17.4 million adjustment described at “Electric Operations”) of $.60 and higher gas margin of $.15. These increases were partially offset by dilution from additional shares outstanding of $.09, higher operating expense of $.32, higher interest expense of $.09, net of preferred stock dividends, and $.11 due to the tax benefit and related interest income arising from the resolution of an income tax uncertainty in favor of the Company in 2009. In late 2009 SCE&G redeemed for cash all outstanding shares of its cumulative preferred stock.

Diluted Earnings Per Share

In May 2010, SCANA entered into equity forward contracts for approximately 6.6 million common shares. During periods when the average market price of SCANA’s common stock is above the per share adjusted forward sales price, the

Company computes diluted earnings per share giving effect to this dilutive potential common stock utilizing the treasury stock method.

Pension Cost

Pension cost was recorded on the Company’s income statements and balance sheets as follows:

Millions of dollars	2011	2010	2009
Income Statement Impact:
Increase in employee benefit costs	$2.6	$1.1	—
Other expense (income)	0.5	(3.9)	$(3.7)
Balance Sheet Impact:
Increase in capital expenditures	3.9	6.0	9.8
Component of amount receivable from Summer Station co-owner	1.2	1.7	2.7
Increase in regulatory asset	9.1	18.6	31.2
Total Pension Cost	$17.3	$23.5	$40.0

Prior to July 15, 2010, the SCPSC allowed SCE&G to defer as a regulatory asset the amount of pension cost exceeding amounts included in rates for its retail electric and gas distribution regulated operations.  In connection with the SCPSC’s July 2010 electric rate order and November 2010 natural gas RSA order, SCE&G began deferring, as a regulatory asset, all pension cost related to retail electric and gas operations that otherwise would have been charged to expense. These costs will be deferred until such time as future rate recovery is provided for by the SCPSC.

No contribution to the pension trust was necessary, nor did limitations on benefit payments apply, in or for any period reported.

AFC

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 3.9% of income before income taxes in 2011, 5.6% in 2010 and 9.8% in 2009.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company. Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2011	Change	2010	Change	2009
Operating revenues	$2,432.2	2.5%	$2,373.9	10.5%	$2,148.9
Less: Fuel used in generation	922.5	(2.6)%	946.7	15.1%	822.3
Purchased power	19.2	12.9%	17.0	1.2%	16.8
Margin	$1,490.5	5.7%	$1,410.2	7.7%	$1,309.8

•	2011 vs 2010

Margin increased by $49.0 million due to an increase in retail electric base rates approved by the SCPSC under the BLRA and by $34.5 million due to an SCPSC-approved increase in retail electric base rates in July 2010. Also, margin in the first quarter of 2010 was adjusted downward by $17.4 million pursuant to an SCPSC regulatory order in connection with SCE&G’s annual fuel cost proceeding. These increases were partially offset by $12 million due to the effects of weather in 2010 before the implementation of the SCPSC-approved eWNA and by lower customer usage of $8.7 million.

•	2010 vs 2009

Margin increased by $37.0 million due to higher SCPSC-approved retail electric base rates in July 2010 and by $30.7 million due to an increase in base rates approved by the SCPSC under the BLRA. In addition, margin increased by $54.2 million (net of eWNA after its implementation) due to weather, by $5.8 million due to higher transmission revenue and off-system sales and by $13.6 million due to the adoption of SCPSC-approved lower electric depreciation rates in 2009, the effect of which was offset by a reduction in the recovery of fuel costs (electric revenue). During the first quarter of 2010, the Company deferred $25 million of incremental revenue as a result of the abnormally cold weather in SCE&G’s service territory (see Note 2 to the consolidated financial statements). Also, margin in the first quarter of 2010 was adjusted downward by $17.4 million pursuant to an SCPSC regulatory order issued in connection with SCE&G’s annual fuel cost proceeding. (See also discussion at “Income Taxes”.) Finally, pursuant to the SCPSC-approved retail electric base rate order in 2010, SCE&G adopted an eWNA thereby mitigating the effects of abnormal weather on its margins.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2011	Change	2010	Change	2009
Residential	8,232	(6.4)%	8,791	11.4%	7,893
Commercial	7,397	(3.7)%	7,684	4.5%	7,350
Industrial	5,938	1.3%	5,863	10.1%	5,324
Other	572	(1.5)%	581	3.4%	562
Total retail sales	22,139	(3.4)%	22,919	8.5%	21,129
Wholesale	2,049	4.3%	1,965	(0.5)%	1,975
Total Sales	24,188	(2.8)%	24,884	7.7%	23,104

•	2011 vs 2010	Total retail sales volumes decreased by 775 GWh due to weather.

•	2010 vs 2009	Total retail sales volumes increased by 1,209 GWh due to weather and by 539 GWh due to higher industrial sales volumes.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy. Gas Distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2011	Change	2010	Change	2009
Operating revenues	$840.4	(14.2)%	$979.4	3.3%	$948.4
Less: Gas purchased for resale	466.3	(22.5)%	601.7	2.8%	585.1
Margin	$374.1	(1.0)%	$377.7	4.0%	$363.3

•	2011 vs 2010

Margin at SCE&G decreased by $8.2 million due to the SCPSC-approved decrease in retail gas base rates which became effective with the first billing cycle of November 2010. This decrease was partially offset by an increase of $1.8 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2011. Margin at PSNC Energy increased $2.9 million due to residential and commercial customer growth.

•	2010 vs 2009

Margin at SCE&G increased by $9.2 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2009 and $3.3 million due to increased customer usage. These increases were partially offset by a decrease of $2.2 million due to an SCPSC-approved decrease in retail gas base rates which became effective with the first billing cycle of November 2010. Margin at PSNC Energy increased by $4.0 million primarily due to residential customer growth and improved industrial usage.

Sales volumes (in DT) by class, including transportation gas, were as follows:

Classification (in thousands)	2011	Change	2010	Change	2009
Residential	36,568	(19.2)%	45,251	16.0%	38,995
Commercial	25,772	(11.0)%	28,972	6.4%	27,220
Industrial	18,782	(0.4)%	18,860	12.3%	16,798
Transportation gas	34,152	3.2%	33,089	7.3%	30,845
Total	115,274	(8.6)%	126,172	10.8%	113,858

•	2011 vs 2010

Residential, commercial and industrial sales volume decreased primarily due to milder weather. Transportation sales volume increased primarily as a result of improved economic conditions and the competitive price of gas versus alternate fuel sources.

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

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy which operates in Georgia’s natural gas market. Retail Gas Marketing revenues and income available to common shareholders were as follows:

Millions of dollars	2011	Change	2010	Change	2009
Operating revenues	$478.8	(13.4)%	$552.9	6.0%	$521.7
Income available to common shareholders	$24.2	(20.7)%	$30.5	27.1%	$24.0

•	2011 vs 2010

Operating revenues decreased as a result of milder weather and lower consumption. Income available to common shareholders decreased due to lower margins, partially offset by lower bad debt and operating expenses.

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

Energy Marketing

Energy Marketing is comprised of the Company’s nonregulated marketing operations, excluding SCANA Energy. Energy Marketing operating revenues and income available to common shareholders were as follows:

Millions of dollars	2011	Change	2010	Change	2009
Operating revenues	$844.9	(3.3)%	$874.1	12.5%	$776.9
Income available to common shareholders	$4.4	12.8%	$3.9	14.7%	$3.4

•	2011 vs 2010	Operating revenues decreased due to lower market prices. Income available to common shareholders increased due to lower operating expenses, including bad debt.

•	2010 vs 2009	Operating revenues increased due to higher sales volume. Income available to common shareholders increased due to lower operating expenses, partially offset by higher bad debt expense.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2011	Change	2010	Change	2009
Other operation and maintenance	$657.9	(1.8)%	$669.9	4.7%	$639.7
Depreciation and amortization	346.3	3.3%	335.1	6.0%	316.0
Other taxes	200.8	5.5%	190.4	7.6%	176.9

•	2011 vs 2010

Other operation and maintenance expenses decreased by $7.8 million due to lower customer service expenses, including bad debt expense, and by $4.1 million due to lower incentive compensation and other benefits. These decreases were partially offset by $0.8 million due to higher generation, transmission and distribution expenses. Depreciation and amortization expense increased primarily due to net property additions. Other taxes increased primarily due to higher property taxes.

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

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and the activities of certain non-regulated subsidiaries. Components of other income (expense) were as follows:

Millions of dollars	2011	Change	2010	Change	2009
Other income	$52.2	(0.9)%	$52.7	(21.0)%	$66.7
Other expense	(40.0)	1.3%	(39.5)	7.0%	(36.9)
Total	$12.2	(7.6)%	$13.2	(55.7)%	$29.8

•	2011 vs 2010	Changes in other income (expense) were not significant.

•	2010 vs 2009

Total other income (expense) decreased $13.4 million due to decreased interest income. In September 2009, as a result of a favorable decision by the South Carolina Supreme Court, SCE&G was refunded previously contested EIZ Credits of $15.3 million and an additional $14.3 million of interest income. SCE&G recorded a multi-year catch-up adjustment in the third quarter of 2009 of approximately $6.3 million ($4.0 million after federal tax effect) as a reduction in income taxes. The interest income of $14.3 million ($8.8 million after tax effect) was recorded in the third quarter of 2009 within other income.

Interest Expense

Components of interest expense, net of the debt component of AFC, were as follows:

Millions of dollars	2011	Change	2010	Change	2009
Interest on long-term debt, net	$276.6	5.9%	$261.1	14.3%	$228.5
Other interest expense	7.7	71.1%	4.5	(10.0)%	5.0
Total	$284.3	7.0%	$265.6	13.7%	$233.5

Interest on long-term debt increased in each year primarily due to increased long-term borrowings over the prior year. Other interest expense increased in 2011, and decreased in 2010, primarily due to corresponding changes in principal balances outstanding on short-term debt over the respective prior year.

Income Taxes

Income tax expense (and the effective tax rate) increased in 2011 over 2010 primarily due to the accelerated amortization of deferred EIZ Credits to offset undercollected fuel costs in 2010 pursuant to an SCPSC order and an increase in operating income.  Income tax expense (and the effective tax rate) decreased in 2010 over 2009 primarily due to the above-mentioned accelerated amortization of EIZ Credits to offset undercollected fuel costs and the accelerated amortization of EIZ Credits in connection with the July 2010 retail electric rate order. (See Note 5 to the consolidated financial statements for reconciling differences between income tax expense and statutory tax expense.)

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company’s ratio of earnings to fixed charges for the year ended December 31, 2011 was 2.87.

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

The Company also obtains equity from SCANA’s stock plans. Shares of SCANA common stock are acquired on behalf of participants in SCANA’s Investor Plus Plan and Stock Purchase-Savings Plan through the original issuance of shares, rather than being purchased on the open market. This provided approximately $97 million of additional equity during 2011 and is expected to provide approximately $102 million of additional capital in 2012. Due primarily to new nuclear construction plans, the Company anticipates keeping this strategy in place for the foreseeable future.  The Company also expects to issue common stock in 2012 under forward contracts executed in 2010 (and extended by amendment in October 2011).

SCANA’s leverage ratio of long- and short-term debt to capital was approximately 58% at December 31, 2011. SCANA has publicly announced its desire to maintain its leverage ratio at levels between 54% and 57%, but SCANA’s ability to achieve and maintain those levels depends on a number of factors. In the future, if SCANA is not able to achieve and maintain its leverage ratio within the desired range, the Company’s debt ratings may be affected, it may be required to pay higher interest rates on its long- and short-term indebtedness, and its access to the capital markets may be limited.

Capital Expenditures

Cash outlays for property additions and construction expenditures, including nuclear fuel, net of AFC, were $884 million in 2011 and are estimated to be $1.4 billion in 2012.

The Company’s current estimates of its capital expenditures for construction and nuclear fuel for 2012-2014, which are subject to continuing review and adjustment, are as follows:

Estimated Capital Expenditures

Millions of dollars	2012	2013	2014
SCE&G - Normal
Generation	$143	$96	$79
Transmission & Distribution	197	217	190
Other	26	14	21
Gas	49	51	57
Common	14	18	13
Total SCE&G - Normal	429	396	360
PSNC Energy	57	65	70
Other	54	41	32
Total Normal	540	502	462
New Nuclear	954	952	727
Cash Requirements for Construction	1,494	1,454	1,189
Nuclear Fuel	44	110	55
Total Estimated Capital Expenditures	$1,538	$1,564	$1,244

The Company’s contractual cash obligations as of December 31, 2011 are summarized as follows:

Contractual Cash Obligations

	Payments due by periods
Millions of dollars	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long- and short-term debt, including interest	$10,477	$1,216	$1,031	$547	$7,683
Capital leases	13	4	6	3	—
Operating leases	56	11	16	1	28
Purchase obligations	4,367	984	2,307	412	664
Other commercial commitments	4,724	1,062	1,587	912	1,163
Total	$19,637	$3,277	$4,947	$1,875	$9,538

Included in the table above in purchase obligations is SCE&G’s portion of a contractual agreement for the design and construction of the New Units at the Summer Station site. SCE&G expects to be a joint owner and share operating costs and generation output of the New Units, with SCE&G accounting for 55 percent of the cost and output and the other joint owner(s) the remaining 45 percent. SCE&G’s estimated projected costs for the two additional units, in future dollars and excluding AFC, are summarized below. To the extent that actual contracts were put in place by December 31, 2011, obligations arising from these contracts are included in the purchase obligations within the Contractual Cash Obligations table above.

Future Value Millions of dollars	2012	2013	2014	2015	2016	After 2016
Total Project Cash Outlay	$804	$825	$558	$575	$367	$232

Also included in purchase obligations are customary purchase orders under which the Company has the option to utilize certain vendors without the obligation to do so. The Company may terminate such arrangements without penalty.

Other commercial commitments includes estimated obligations under forward contracts for natural gas purchases. Forward contracts for natural gas purchases include customary “make-whole” or default provisions, but are not considered to be “take-or-pay” contracts. Certain of these contracts relate to regulated businesses; therefore, the effects of such contracts on fuel costs are reflected in electric or gas rates.  Other commercial commitments also includes a “take-and-pay” contract for natural gas which expires in 2019 and estimated obligations for coal and nuclear fuel purchases. In addition to the contractual cash obligations above, the Company sponsors a noncontributory defined benefit pension plan and an unfunded health care and life insurance benefit plan for retirees. The pension plan is adequately funded under current regulations, and no significant contributions are anticipated until after 2012. Cash payments under the health care and life insurance benefit plan were $12.2 million in 2011, and such annual payments are expected to be the same or increase up to $14.0 million in the future.

In addition, the Company is party to certain NYMEX futures contracts for which any unfavorable market movements are funded in cash. These derivatives are accounted for as cash flow hedges and their effects are reflected within other comprehensive income until the anticipated sales transactions occur. See further discussion at Item 7A. Quantitative and Qualitative Disclosures About Market Risk. At December 31, 2011, the Company had posted $15.4 million in cash collateral for such contracts. In addition, the Company had posted $125 million in cash collateral for interest rate derivative contracts.

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

SCANA, SCE&G (including Fuel Company) and PSNC Energy are parties to five-year credit agreements in the amounts of $300 million, $1.1 billion, of which $400 million relates to Fuel Company, and $100 million, respectively, which expire October 23, 2015.  These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10% of the aggregate $1.5 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provide 8%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provide 5.3%.  Three other banks provide the remaining 6%. These bank credit facilities support the issuance of commercial paper by SCANA, SCE&G (including Fuel Company) and PSNC Energy. When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCANA, SCE&G (including Fuel Company) and PSNC Energy.

At December 31, 2011 and 2010, SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	2011	2010	2011	2010	2011	2010
Lines of Credit:
Committed long-term
Total	$300	$300	$1,100	$1,100	$100	$100
LOC advances	—	—	—	—	—	—
Weighted average interest rate	—	—	—	—	—	—
Outstanding commercial paper (270 or fewer days)	$131	$39	$512	$381	$10	$—
Weighted average interest rate	.63%	.35%	.56%	.42%	.57%	—
Letters of credit supported by LOC	$3	$3	$.3	$.3	—	$—
Available	$166	$258	$588	$719	$90	$100

As of December 31, 2011, the Company had no outstanding borrowings under its $1.5 billion credit facilities, had approximately $653 million in commercial paper borrowings outstanding, was obligated under $3.3 million in LOC supported letters of credit, and held approximately $29 million in cash and temporary investments. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity. Average short-term borrowings outstanding during 2011 were approximately $573 million. Short-term cash needs were met primarily through the issuance of commercial paper.

At December 31, 2011, the Company had net available liquidity of approximately $873 million. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of replacement of any outstanding balance on its draws from the credit facilities, while maintaining appropriate levels of liquidity.  The Company’s long-term debt portfolio has a weighted average maturity of almost 17 years and bears an average cost of 6.14%. A significant portion of long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

The Company’s articles of incorporation do not limit the dividends that may be paid on its common stock. However, SCANA’s junior subordinated indenture (relating to the hereinafter defined Hybrids), SCE&G’s bond indenture (relating to the hereinafter defined Bonds) and PSNC Energy’s note purchase and debenture purchase agreements each contain provisions that, under certain circumstances, which the Company considers to be remote, could limit the payment of cash dividends on their respective common stock.

With respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom.  At December 31, 2011, approximately $58.8 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

SCANA Corporation

SCANA has in effect an indenture which permits the issuance of unsecured debt securities from time to time including its medium-term notes. This indenture contains no specific limit on the amount of unsecured debt securities which may be issued.

SCANA has outstanding $150 million of enhanced junior subordinated notes (Hybrids) bearing an interest rate of 7.70% and maturing on January 30, 2065, subject to extension to January 30, 2080. Because their structure and terms are characteristic of both debt instruments and equity securities, the rating agencies consider securities like the Hybrids to be hybrid debt instruments and give some “equity credit” to the issuers of such securities for purposes of computing leverage ratios of debt to capital. The Hybrids are only subject to redemption at SCANA’s option and may be redeemed at any time, although the redemption prices payable by SCANA differ depending on the timing of the redemption and the circumstances (if any) giving rise thereto.

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

South Carolina Electric & Gas Company

SCE&G is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2011, the Bond Ratio was 5.37.

Financing Activities

In January 2012, SCANA issued $250 million of 4.125% medium term notes due February 1, 2022.  Proceeds from the sale were used by SCANA to retire $250 million of its 6.25% medium term notes due February 1, 2012.  The borrowings refinanced by this 2012 issuance are classified within Long-term Debt, Net in the consolidated balance sheet.

In January 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042.  Proceeds from the sale were used to repay short-term debt primarily incurred as a result of our construction program, to finance capital expenditures and for general corporate purposes.

In October 2011, SCE&G issued $30 million of 3.22% first mortgage bonds due October 18, 2021.  Proceeds from the sale of these bonds were used to redeem prior to maturity $30 million of the 5.7% pollution control facilities revenue bonds due November 1, 2024 issued by Orangeburg County, South Carolina, on SCE&G’s behalf.

In May 2011, SCE&G issued $100 million of 5.45% first mortgage bonds due February 1, 2041, which constituted a reopening of the prior offering of $250 million of 5.45% first mortgage bonds issued in January 2011.  Proceeds from these sales were used to retire $150 million of SCE&G first mortgage bonds due February 1, 2011, to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance other capital expenditures and for general corporate purposes.

In May 2011 SCANA issued $300 million of 4.75% medium term notes due May 15, 2021.  Proceeds from the sale of these notes were used by SCANA to retire $300 million of its 6.875% medium term notes.

In February 2011, PSNC Energy issued $150 million of 4.59% unsecured senior notes due February 14, 2021. Proceeds from these notes were used to retire PSNC Energy’s $150 million medium term notes due February 15, 2011.

SCANA issued common stock valued at $59.2 million (at time of issue) in a public offering on May 17, 2010 and entered into forward agreements for the sale of approximately 6.6 million shares.  The forward agreements, after being extended by amendment dated October 26, 2011, are to be settled no later than December 31, 2012.

In March 2010, PSNC Energy issued $100 million of 6.54% unsecured notes due March 30, 2020. Proceeds from the sale were used to pay down short-term debt and for general corporate purposes.

During 2011 the Company experienced net cash inflows related to financing activities of approximately $240 million primarily due to issuances of common stock and short-term and long-term debt, partially offset by repayment of long-term debt and payment of dividends.

The Company paid approximately $61 million in 2011 to settle interest rate contracts associated with the issuance of long-term debt.

For additional information on significant financing activities, see Note 4 to the consolidated financial statements.

In February 2012, SCANA increased the quarterly cash dividend rate on SCANA common stock to $.495 per share, an increase of 2.1% from the prior declared dividend. The dividend is payable April 1, 2012 to shareholders of record on March 9, 2012.

ENVIRONMENTAL MATTERS

The Company’s regulated operations are subject to extensive regulation by various federal and state authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes. Applicable statutes and rules include the CAA, CWA, Nuclear Waste Act and CERCLA, among others. Compliance with these environmental requirements involves significant capital and operating costs, which the Company expects to recover through existing ratemaking provisions.

For the three years ended December 31, 2011, the Company’s capital expenditures for environmental control equipment at its fossil fuel generating stations totaled $164.0 million. In addition, the Company made expenditures to operate and maintain environmental control equipment at its fossil plants of $7.9 million during 2011, $6.5 million during 2010, and $5.6 million during 2009, which are included in “Other operation and maintenance” expense and made expenditures to handle waste ash of $8.7 million in 2011, $5.9 million in 2010, and $6.5 million in 2009, which are included in “Fuel used in electric generation.” In addition, included within “Other operation and maintenance” expense is an annual amortization of $1.4 million in each of 2011, 2010, and 2009 related to SCE&G’s recovery of MGP remediation costs as approved by the SCPSC. It is not possible to estimate all future costs related to environmental matters, but forecasts for capitalized environmental expenditures for the Company are $35.0 million for 2012 and $126.1 million for the four-year period 2013-2016.  These expenditures are included in the Company’s Estimated Capital Expenditures table, are discussed in Liquidity and Capital Resources, and include known costs related to the matters discussed below.

At the state level, no significant environmental legislation that would affect the Company’s operations advanced during 2011. The Company cannot predict whether such legislation will be introduced or enacted in 2012, or if new regulations or changes to existing regulations at the state level will be implemented in the coming year.  Several regulatory initiatives at the federal level did advance in 2011 and more are expected to advance in 2012 as described below.

Air Quality

With the pervasive emergence of concern over the issue of global climate change as a significant influence upon the economy, SCANA, SCE&G and GENCO are subject to climate-related financial risks, including those involving regulatory requirements responsive to GHG emissions, as well as those involving physical impacts which could arise from global climate change. Other business and financial risks arising from such climate change could also arise. The Company cannot predict all of the climate-related regulatory and physical risks nor the related consequences which might impact the Company, and the following discussion should not be considered all-inclusive.

From a regulatory perspective, SCANA, SCE&G and GENCO continually monitor and evaluate their current and projected emission levels and strive to comply with all state and federal regulations regarding those emissions. SCE&G and GENCO participate in the sulfur dioxide and nitrogen oxide emission allowance programs with respect to coal plant emissions and also have constructed additional pollution control equipment at several larger coal-fired electric generating plants. Further, SCE&G is engaged in pre-construction activities of the New Units which are expected to reduce GHG emission levels significantly once they are completed and dispatched by potentially displacing some of the current coal-fired generation sources.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. Air quality control installations that SCE&G and GENCO have already completed should assist the Company in complying with the CSAPR and the reinstated CAIR.  The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

In June 2010, the EPA issued a final rule for a one-hour ambient air quality standard for sulfur dioxide.  This new standard may require some of SCE&G’s smaller coal-fired units to reduce their sulfur dioxide emissions to a level to be determined by the EPA and/or DHEC.  The costs incurred to comply with this new standard are expected to be recovered through rates.

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

In December 2009, the EPA issued a final finding that atmospheric concentrations of GHG endanger public health and welfare within the meaning of Section 202(a) of the CAA. The rule, which became effective in January 2010, enables the EPA to regulate GHG emissions under the CAA. The EPA has committed to issue new rules regulating such emissions in 2012.  The Company expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAMR which established a mercury emissions cap and trade program for coal-fired power plants. Numerous parties challenged the rule and, on February 8, 2008, the United States Circuit Court for the District of Columbia vacated the rule for electric utility steam generating units.  In March 2011, the EPA proposed new standards for mercury and other specified air pollutants.  The rule, which becomes effective on April 16, 2012, provides up to four years for facilities to meet the standards.  The rule is currently being evaluated by the Company. Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

The EPA is conducting an enforcement initiative against the utilities industry related to the NSR provisions and the new source performance standards of the CAA. As part of the initiative, many utilities have received requests for information under Section 114 of the CAA. In addition, the DOJ, on behalf of EPA, has taken civil enforcement action against several utilities. The primary basis for these actions is the assertion by EPA that maintenance activities undertaken by the utilities at their coal-fired power plants constituted “major modifications” which required the installation of costly BACT. Some of the utilities subject to the actions have reached settlement.

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

Water Quality

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued and renewed for all of SCE&G’s and GENCO’s generating units. Concurrent with renewal of these permits, the permitting agency has implemented a more rigorous program of monitoring and controlling discharges, has modified the requirements for new cooling water intake structures, and has required strategies for toxicity reduction in wastewater streams. The EPA has said that it will issue a rule by mid-2012 that modifies requirements for existing cooling water intake structures. The Company is conducting studies and is developing or implementing compliance plans for these initiatives. Congress is expected to consider further amendments to the CWA. Such legislation may include limitations to mixing zones and toxicity-based standards. These provisions, if passed, could have a material impact on the financial condition, results of operations and cash flows of the Company, SCE&G and GENCO. The Company believes that any additional costs imposed by such regulations would be recoverable through rates.

Hazardous and Solid Wastes

The EPA has stated its intention to propose, in late 2012, new federal regulations affecting the management and disposal of CCRs, such as ash. Such regulations could result in the treatment of some CCRs as hazardous waste and could impose significant costs to utilities, such as SCE&G and GENCO. While the Company cannot predict how extensive the regulations will be, the Company believes that any additional costs imposed by such regulations would be recoverable through rates.

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998. The Nuclear Waste Act also imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of December 31, 2011, the federal government has not accepted any spent fuel from Summer Station Unit 1 or any other nuclear generating facility, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability until at least 2017 and expects to be able to expand its storage capacity to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1 through dry cask storage or other technology as it becomes available.

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

Electric Operations

SCE&G has been named, along with 53 others, by the EPA as a PRP at the AER Superfund site located in Augusta, Georgia. The PRPs funded a Remedial Investigation and Risk Assessment which was completed and approved by the EPA and funded a Feasibility Study that was completed in 2010. A clean-up cost has been estimated and the PRPs have agreed to an allocation of those costs based primarily on volume and type of material each PRP sent to the site. SCE&G’s allocation did not have a material impact on its results of operations, cash flows or financial condition.

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

Gas Distribution

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC.  SCE&G anticipates that major remediation activities at these sites will continue until 2014 and will cost an additional $8.3 million.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates and insurance settlements.  At December 31, 2011, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $24.9 million and are included in regulatory assets.

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of approximately $3.1 million, the estimated remaining liability at December 31, 2011. PSNC Energy expects to recover through rates any cost, net of insurance recovery, allocable to PSNC Energy arising from the remediation of these sites.

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

Effective February 12, 2010, the PHMSA issued a final rule establishing integrity management requirements for gas distribution pipeline systems. SCE&G has developed a plan and procedures to ensure that it will be fully compliant with this rule. SCE&G believes that any additional costs incurred to comply with the rule will be recoverable through rates.

Public Service Company of North Carolina, Incorporated

PSNC Energy is subject to the jurisdiction of the NCUC as to gas rates, issuance of securities (other than notes with a maturity of two years or less or renewals of notes with a maturity of six years or less), accounting and other matters.

The Pipeline Safety Act directed the DOT to establish the Integrity Management Rule for operations of natural gas systems with transmission pipelines located near moderate to high density populations. Of PSNC Energy’s approximately 617 miles of transmission pipeline subject to the Pipeline Safety Act, approximately 63 miles are located within these areas. Through December 2011, PSNC Energy has assessed 99 percent of the pipeline and is required to complete its assessment of the remainder by December 2012. PSNC Energy will be required to reinspect these same miles of pipeline approximately every seven years. PSNC Energy currently estimates the total costs through December 2012 to be $7.5 million for the initial assessments, not including any subsequent remediation that may be required. Costs totaling $2.2 million were recovered through rates over a three-year period beginning November 1, 2008. The NCUC has authorized continuation of deferral accounting for certain costs incurred to comply with DOT’s pipeline integrity management requirements until resolution of PSNC Energy’s next general rate proceeding.  As a result, PSNC Energy incurred an additional $3.5 million in costs between November 2008 and December 2011.

Carolina Gas Transmission Corporation

CGT has approximately 72 miles of transmission line that are covered by the Integrity Management Rule of the Pipeline Safety Act. CGT currently estimates the total cost to be $10.5 million for the initial assessments and any subsequent remediation required through December 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Following are descriptions of the Company’s accounting policies and estimates which are most critical in terms of reporting financial condition or results of operations.

Utility Regulation

SCANA’s regulated utilities record certain assets and liabilities that defer the recognition of expenses and revenues to future periods in accordance with accounting guidance for rate-regulated utilities. In the future, in the event of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria of accounting for rate-regulated utilities, and could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on the results of operations, liquidity or financial position of the Company’s and SCE&G’s Electric Distribution and Gas Distribution segments in the period the write-off would be recorded. See Note 2 to the consolidated financial statements for a description of the Company’s regulatory assets and liabilities, including those associated with the Company’s environmental assessment program.

The Company’s generation assets would be exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, the Company could be required to write down its investment in those assets. The Company cannot predict whether any write-downs would be necessary and, if they were, the extent to which they would affect the Company’s results of operations in the period in which they would be recorded. As of December 31, 2011, the Company’s net investments in fossil/hydro and nuclear generation assets were approximately $3.1 billion and $1.8 billion, respectively.

Revenue Recognition and Unbilled Revenues

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers of the Company’s utilities and retail gas operations are billed on cycles which vary based on the timing of the actual reading of their electric and gas meters, the Company records estimates for unbilled revenues at the end of each reporting period. Such unbilled revenue amounts reflect estimates of the amount of energy delivered to customers for which they have not yet been billed. Such unbilled revenues reflect consideration of estimated usage by customer class, the effects of different rate schedules, changes in weather and, where applicable, the impact of weather normalization or other regulatory provisions of rate structures. The accrual of unbilled revenues in this manner properly matches revenues and related costs. Accounts receivable included unbilled revenues of $169.1 million at December 31, 2011 and $221.1 million at December 31, 2010, compared to total revenues of $4.4 billion and $4.6 billion for the years 2011 and 2010, respectively.

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

SCE&G’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer Station Unit 1, including both the cost of decommissioning plant components that are and are not subject to radioactive contamination, totals $451.0 million, stated in 2006 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer Station Unit 1. The cost estimate assumes that the site would be maintained over a period of 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

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

Accounting for Pensions and Other Postretirement Benefits

The Company recognizes the overfunded or underfunded status of its defined benefit pension plan as an asset or liability in its balance sheet and changes in funded status as a component of net periodic benefit cost or other comprehensive income, net of tax, or as a regulatory asset as required by accounting guidance. The Company’s plan is adequately funded under current regulations. Accounting guidance requires the use of several assumptions, the selection of which may have a large impact on the resulting pension cost or income recorded. Among the more sensitive assumptions are those surrounding discount rates and expected returns on assets. Net pension cost of $17.3 million recorded in 2011 reflects the use of a 5.56% discount rate, derived using a cash flow matching technique, and an assumed 8.25% long-term rate of return on plan assets. The Company believes that these assumptions were, and that the resulting pension cost amount was, reasonable. For purposes of comparison, using a discount rate of 5.31% in 2011 would have increased the Company’s pension cost by $1.3 million. Had the assumed long-term rate of return on assets been 8.00%, the Company’s pension cost for 2011 would have increased by $1.9 million.

The following information with respect to pension assets (and returns thereon) should also be noted.

The Company determines the fair value of a majority of its pension assets utilizing market quotes or derives them from modeling techniques that incorporate market data. Only a small portion of assets are valued using less transparent (so-called “Level 3”) methods.

In developing the expected long-term rate of return assumptions, the Company evaluates historical performance, targeted allocation amounts and expected payment terms. As of the beginning of 2011, the plan’s historical 10, 15, 20 and 25 year cumulative performance showed actual returns of 4.2%, 8.1%, 9.8% and 10.2%, respectively. The 2011 expected long-term rate of return of 8.25% was based on a target asset allocation of 65% with equity managers and 35% with fixed income managers. Management regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate. As of the beginning of 2012, the plan’s historical 10, 15, 20 and 25 year cumulative performance showed actual returns of 4.2%, 6.8%, 8.6% and 9.3%, respectively. For 2012, the expected rate of return is 8.25%.

Due to turmoil in the financial markets and the resultant declines in plan asset values in the fourth quarter of 2008, the Company recorded significant amounts of pension cost in 2009, 2010 and 2011 compared to the pension income recorded previously. However, in February 2009, SCE&G was granted accounting orders by the SCPSC which allowed it to mitigate a significant portion of this pension cost by deferring as a regulatory asset the amount of pension expense above the level that was included in then current cost of service rates for its retail electric and gas distribution regulated operations. In July 2010, upon the new retail electric base rates becoming effective, SCE&G began deferring as a regulatory asset all pension cost related to its regulated retail electric operations that otherwise would have been charged to expense. In November 2010, upon the updated gas rates becoming effective under the RSA, SCE&G began deferring as a regulatory asset all pension cost related to its regulated natural gas operations that otherwise would have been charged to expense.

The pension trust is adequately funded under current regulations, and no contributions have been required since 1997. Management does not anticipate the need to make significant pension contributions until after 2012.

The Company accounts for the cost of its postretirement medical and life insurance benefit plans in a similar manner to that used for its defined benefit pension plan. This plan is unfunded, so no assumptions related to rate of return on assets impact the net expense recorded; however, the selection of discount rates can significantly impact the actuarial determination of net expense. The Company used a discount rate of 5.72%, derived using a cash flow matching technique, and recorded a net cost of $18.6 million for 2011. Had the selected discount rate been 5.47% (25 basis points lower than the discount rate referenced above), the expense for 2011 would have been $0.5 million higher. Because the plan provisions include “caps” on company per capita costs, healthcare cost inflation rate assumptions do not materially impact the net expense recorded.

Asset Retirement Obligations

The Company accrues for the legal obligation associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation in accordance with applicable accounting guidance. The obligations are recognized at fair value in the period in which they are incurred, and associated asset retirement costs are capitalized as a part of the carrying amount of the related long-lived assets. Because such obligations relate primarily to the Company’s regulated utility operations, their recording has no significant impact on results of operations. As of December 31, 2011, the Company has recorded an ARO of $124 million for nuclear plant decommissioning (as discussed above) and an ARO of $349 million for other conditional obligations related to generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded in accordance with the relevant accounting guidance are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments may be made many years in the future. Changes in these estimates will be recorded over time; however, these changes in estimates are not expected to materially impact results of operations so long as the regulatory framework for the utilities remains in place.

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

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium for the design and construction of the New Units.  SCE&G’s share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units.  Santee Cooper has entered into a letter of intent with Duke that may result in Duke acquiring a portion of Santee Cooper’s ownership interest in the New Units.  SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units.  Any such project cost increase or delay could be material.

The Consortium has recently performed an impact study, at SCE&G’s request, related to various cost and timing alternatives arising from the delay in the issuance date of the COL from mid-2011, which was the date assumed when the EPC Contract was signed in 2008, to the early-2012 issuance date currently anticipated by SCE&G. The impact study analyzed three scenarios, including (1) compressing the construction schedule for the first New Unit but retaining the original substantial completion dates set forth in the EPC Contract, (2) extending the substantial completion date for the first New Unit to accommodate the COL delay, or (3) delaying the substantial completion date of the first New Unit and accelerating the substantial completion date for the second New Unit. SCE&G has recently informed the Consortium that it intends to pursue scenario (3) and has also begun discussions concerning the update of cash flow forecasts and construction schedules on that basis.

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that may impact project budget and schedule, including those related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site.  These issues have resulted in assertions of contractual entitlement to recover additional costs and may result in requests for change orders from the Consortium.  While SCE&G has not accepted the validity of any claims, the total amount of the claims presented (SCE&G’s portion in 2007 dollars) is approximately $188 million.  SCE&G expects to resolve any such disputes through both the informal and formal procedures and anticipates that any additional costs that arise through such dispute resolution processes, as well as other costs identified from time to time (see Note 2 to the consolidated financial statements), will be recoverable through rates.

On February 29, 2012, SCE&G filed a petition with the SCPSC seeking an order approving a further updated capital cost and construction schedule that incorporates additional identifiable capital costs of approximately $6 million (SCE&G’s portion in 2007 dollars) related to new federal healthcare laws, information security measures and certain minor design modifications.  That petition also includes increased capital costs of approximately $12 million (SCE&G’s portion in 2007 dollars) related to transmission infrastructure.  Finally, that petition includes amounts of approximately $137 million (SCE&G’s portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, facilities and information technology systems required to support the New Units and their personnel.  Future petitions would be filed for any costs arising from the resolution of the commercial claims discussed above.

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

In March 2011, a tsunami resulting from a massive earthquake severely damaged several nuclear generating units and their back-up cooling systems in Japan.  The impact of the disaster is being evaluated world-wide, and numerous political and regulatory bodies, including those in the United States, are seeking to determine if additional safety measures should be required at existing nuclear facilities, as well as those planned for construction.  In particular, on July 12, 2011, the NRC’s Near-Term Task Force issued a report titled “Recommendations for Enhancing Reactor Safety in the 21st Century,” which SCE&G is evaluating.  SCE&G cannot predict what regulatory or other outcomes may be implemented in the United States, nor how such initiatives would impact SCE&G’s existing Summer Station or the licensing, construction or operation of the New Units.

In December 2011, the NRC granted final design certification to Westinghouse for the AP1000 nuclear reactor, which is the reactor to be used for the New Units.  This certification is a necessary step before the NRC can issue a COL for the New Units.  In October 2011, the NRC conducted a mandatory hearing regarding the issuance of a COL for the New Units.  This hearing followed the August 2011 completion of the FSER, in which the NRC staff concluded there were no safety aspects that would preclude issuing the COL, and the April 2011 completion of the FEIS, in which the NRC and the USACE concluded there were no environmental impacts that would preclude issuing the COL.

Fuel Contract

On January 27, 2011, SCE&G, for itself and as agent for Santee Cooper, and Westinghouse entered into a fuel alliance agreement and contracts for fuel fabrication and related services. Under these contracts, Westinghouse will supply enriched nuclear fuel assemblies for Summer Station Unit 1 and the New Units. Westinghouse will be SCE&G’s exclusive provider of such fuel assemblies on a cost-plus basis. The fuel assemblies to be delivered under the contracts are expected to supply the nuclear fuel requirements of Summer Station Unit 1 and the New Units through 2033. SCE&G is dependent upon Westinghouse for providing fuel assemblies for the new AP1000 passive reactors in the New Units in the current and anticipated future absence of other commercially viable sources. Westinghouse currently provides maintenance and engineering support to Summer Station Unit 1 under a services alliance arrangement, and SCE&G has also contracted for Westinghouse to provide similar support services to the New Units upon their completion and commencement of commercial operation.

Financial Regulatory Reform

In July 2010, Dodd-Frank became law. This Act provides for substantial additional regulation of over-the-counter and security-based derivative instruments, among other things, and requires numerous rule-makings by the Commodity

Futures Trading Commission and the SEC to implement. The Company is currently complying with these enacted regulations and intends to comply with regulations enacted in the future but cannot predict when the final regulations will be issued or what requirements they will impose.

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

December 31, 2011	Expected Maturity Date
Millions of dollars	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	269.9	160.7	44.8	8.4	7.7	3,990.0	4,481.5	5,330.1
Average Fixed Interest Rate (%)	6.19	7.00	4.96	5.50	5.54	5.84	5.89	—
Variable Rate ($)	4.4	4.4	4.4	4.4	4.4	147.5	169.5	147.1
Average Variable Interest Rate (%)	1.23	1.23	1.23	1.23	1.23	0.74	0.80	—
Interest Rate Swaps:
Pay Variable/Receive Fixed ($)	253.2	—	—	—	—	—	253.2	0.3
Pay Interest Rate (%)	5.07	—	—	—	—	—	5.07	—
Receive Interest Rate (%)	6.28	—	—	—	—	—	6.28	—
Pay Fixed/Receive Variable ($)	504.4	154.4	4.4	4.4	4.4	150.6	822.6	(156.5)
Average Pay Interest Rate (%)	3.41	4.92	6.17	6.17	6.17	4.80	3.99	—
Average Receive Interest Rate (%)	.59	.60	1.23	1.23	1.23	.70	.62	—

December 31, 2010	Expected Maturity Date
Millions of dollars	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	623.0	268.6	159.8	43.7	7.8	3,196.6	4,299.5	4,666.0
Average Fixed Interest Rate (%)	6.76	6.20	7.02	4.97	5.48	6.07	6.20	—
Variable Rate ($)	4.4	4.4	4.4	4.4	4.4	155.0	177.0	162.7
Average Variable Interest Rate (%)	1.00	1.00	1.00	1.00	1.00	.72	.76	—
Interest Rate Swaps:
Pay Variable/Receive Fixed ($)	303.2	253.2	—	—	—	—	556.4	4.0
Pay Interest Rate (%)	6.02	4.92	—	—	—	—	5.52	—
Receive Interest Rate (%)	6.89	6.28	—	—	—	—	6.62	—
Pay Fixed/Receive Variable ($)	654.4	254.4	4.4	4.4	4.4	155.0	1,077.0	(77.5)
Average Pay Interest Rate (%)	4.59	4.21	6.17	6.17	6.17	4.84	4.56	—
Average Receive Interest Rate (%)	.31	.31	1.00	1.00	1.00	.68	.37	—

While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

The above tables exclude long-term debt of $15 million at December 31, 2011 and $21 million at December 31, 2010, which amounts do not have a stated interest rate associated with them.

For further discussion of the Company’s long-term debt and interest rate derivatives, see ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES and also Notes 4 and 6 of the condensed consolidated financial statements.

Commodity Price Risk

The following tables provide information about the Company’s financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 DT. Fair value represents quoted market prices.

Expected Maturity:

				Options
Future Contracts				Purchased Call	Purchased Put	Sold Call	Sold Put
	Long	Short		(Long)	(Short)	(Short)	(Long)
2012
Settlement Price(a)	3.12	3.90	Strike Price(a)	4.63	3.75	5.00	3.75
Contract Amount(b)	17.0	0.2	Contract Amount(b)	38.7	0.2	0.2	0.2
Fair Value(b)	13.5	0.3	Fair Value(b)	0.4	—	—	—
2013
Settlement Price(a)	3.88	—	Strike Price(a)	4.60	—	—	—
Contract Amount(b)	1.4	—	Contract Amount(b)	3.5	—	—	—
Fair Value(b)	1.2	—	Fair Value(b)	0.2	—	—	—

(a)                Weighted average, in dollars

(b)               Millions of dollars

Swaps	2012	2013	2014	2015	2016
Commodity Swaps:
Pay fixed/receive variable(b)	86.2	24.4	11.7	11.6	5.1
Average pay rate(a)	4.2928	5.5068	5.3603	5.3764	5.3088
Average received rate(a)	3.1876	3.9337	4.3395	4.5970	4.8541
Fair Value(b)	64.0	17.4	9.5	9.9	4.7
Pay variable/receive fixed(b)	48.5	14.3	9.4	9.9	4.7
Average pay rate(a)	3.2090	3.9361	4.3395	4.5970	4.8541
Average received rate(a)	4.2887	5.3655	5.3867	5.3867	5.3163
Fair Value(b)	64.9	19.5	11.6	11.6	5.1
Basis Swaps:
Pay variable/receive variable(b)	26.2	5.9	—	—	—
Average pay rate(a)	3.2342	3.9336	—	—	—
Average received rate(a)	3.2102	3.8825	—	—	—
Fair Value(b)	26.1	5.9	—	—	—

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SCANA Corporation

Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of SCANA Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in common equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in Part IV at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 29, 2012

SCANA Corporation

CONSOLIDATED BALANCE SHEETS

December 31, (Millions of dollars)	2011	2010
Assets
Utility Plant In Service	$12,000	$11,714
Accumulated Depreciation and Amortization	(3,836)	(3,495)
Construction Work in Progress	1,482	1,081
Nuclear Fuel, Net of Accumulated Amortization	171	132
Goodwill, Net of Writedown of $276	230	230

Utility Plant, Net	10,047	9,662

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $131 and $118	305	299
Assets held in trust, net-nuclear decommissioning	84	76
Other investments	87	78
Nonutility Property and Investments, Net	476	453

Current Assets:
Cash and cash equivalents	29	55
Receivables, net of allowance for uncollectible accounts of $6 and $9	756	837
Inventories (at average cost):
Fuel	313	316
Materials and supplies	129	125
Emission allowances	2	6
Prepayments and other	236	271
Deferred income taxes	26	21
Total Current Assets	1,491	1,631

Deferred Debits and Other Assets:
Regulatory assets	1,279	1,061
Other	241	161
Total Deferred Debits and Other Assets	1,520	1,222

Total	$13,534	$12,968

See Notes to Consolidated Financial Statements.

SCANA Corporation

CONSOLIDATED BALANCE SHEETS

December 31, (Millions of dollars)	2011	2010
Capitalization and Liabilities
Common equity	$3,889	$3,702
Long-Term Debt, Net	4,622	4,152
Total Capitalization	8,511	7,854
Current Liabilities:
Short-term borrowings	653	420
Current portion of long-term debt	31	337
Accounts payable	374	526
Customer deposits and customer prepayments	103	100
Taxes accrued	154	146
Interest accrued	74	72
Dividends declared	63	61
Derivative financial instruments	77	65
Other	113	140
Total Current Liabilities	1,642	1,867
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,533	1,391
Deferred investment tax credits	40	56
Asset retirement obligations	474	497
Pension and other postretirement benefits	291	202
Regulatory liabilities	778	913
Other	265	188
Total Deferred Credits and Other Liabilities	3,381	3,247
Commitments and Contingencies (Note 10)	—	—
Total	$13,534	$12,968

See Notes to Consolidated Financial Statements.

SCANA Corporation

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (Millions of dollars, except per share amounts)	2011	2010	2009
Operating Revenues:
Electric	$2,424	$2,367	$2,141
Gas-regulated	849	989	958
Gas-nonregulated	1,136	1,245	1,138
Total Operating Revenues	4,409	4,601	4,237

Operating Expenses:
Fuel used in electric generation	917	942	818
Purchased power	19	17	17
Gas purchased for resale	1,455	1,679	1,570
Other operation and maintenance	658	670	640
Depreciation and amortization	346	335	316
Other taxes	201	190	177
Total Operating Expenses	3,596	3,833	3,538

Operating Income	813	768	699

Other Income (Expense):
Other income	52	52	67
Other expenses	(40)	(39)	(37)
Interest charges, net of allowance for borrowed funds used during construction of $7, $10 and $23	(284)	(266)	(233)
Allowance for equity funds used during construction	14	20	28
Total Other Expense	(258)	(233)	(175)

Income Before Income Tax Expense	555	535	524
Income Tax Expense	168	159	167
Net Income	387	376	357
Less Preferred Stock Dividends of Subsidiary	—	—	(9)
Income Available to Common Shareholders of SCANA	$387	$376	$348

Per Common Share Data
Basic Earnings Per Share of Common Stock	$3.01	$2.99	$2.85
Diluted Earnings Per Share of Common Stock	2.97	2.98	2.85
Weighted Average Common Shares Outstanding (millions)
Basic	128.8	125.7	122.1
Diluted	130.2	126.3	122.2
Dividends Declared Per Share of Common Stock	$1.94	$1.90	$1.88

See Notes to Consolidated Financial Statements.

SCANA Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (Millions of dollars)	2011	2010	2009
Cash Flows From Operating Activities:
Net Income	$387	$376	$357
Adjustments to reconcile net income to net cash provided from operating activities:
Earnings from equity method investments, net of distributions	2	3	1
Deferred income taxes, net	164	240	93
Depreciation and amortization	354	341	329
Amortization of nuclear fuel	40	36	18
Allowance for equity funds used during construction	(14)	(20)	(28)
Carrying cost recovery	—	(3)	(5)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	34	(143)	134
Inventories	(44)	11	(76)
Prepayments and other	58	(109)	64
Regulatory assets	(173)	(71)	(82)
Regulatory liabilities	(17)	(13)	(6)
Accounts payable	(99)	79	(46)
Taxes accrued	8	12	6
Interest accrued	2	1	2
Changes in other assets	34	(32)	(36)
Changes in other liabilities	75	103	(46)
Net Cash Provided From Operating Activities	811	811	679
Cash Flows From Investing Activities:
Property additions and construction expenditures	(884)	(876)	(914)
Proceeds from investments (including derivative collateral posted)	36	104	31
Purchase of investments (including derivative collateral posted)	(168)	(102)	(6)
Settlements of interest rate contracts	(61)	—	—
Net Cash Used For Investing Activities	(1,077)	(874)	(889)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	97	149	191
Proceeds from issuance of long-term debt	826	259	600
Repayments of long-term debt	(668)	(300)	(599)
Redemption/repurchase of equity securities	—	—	(113)
Dividends	(248)	(237)	(234)
Short-term borrowings, net	233	85	255
Net Cash Provided From (Used For) Financing Activities	240	(44)	100
Net Decrease in Cash and Cash Equivalents	(26)	(107)	(110)
Cash and Cash Equivalents, January 1	55	162	272
Cash and Cash Equivalents, December 31	$29	$55	$162
Supplemental Cash Flow Information:
Cash paid for—Interest (net of capitalized interest of $7, $9 and $23)	$276	$268	$233
—Income taxes	6	61	79
Noncash Investing and Financing Activities:
Accrued construction expenditures	85	179	160
Capital leases	6	6	—

See Notes to Consolidated Financial Statements.

SCANA Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY AND

COMPREHENSIVE INCOME

	Common Stock		Retained	Accumulated Other Comprehensive
Millions	Shares	Amount	Earnings	Income (Loss)	Total
Balance as of January 1, 2009	118	$1,449	$1,705	$(109)	$3,045
Comprehensive Income:
Income available to common shareholders of SCANA			348		348
Other comprehensive income, net of taxes $33				54	54
Total Comprehensive Income			348	54	402
Issuance of Common Stock	5	191			191
Dividends Declared on Common Stock			(230)		(230)
Balance as of December 31, 2009	123	$1,640	$1,823	$(55)	$3,408
Comprehensive Income:
Income available to common shareholders of SCANA			376		376
Other comprehensive income, net of taxes $5				8	8
Total Comprehensive Income			376	8	384
Issuance of Common Stock	4	149			149
Dividends Declared on Common Stock			(239)		(239)
Balance as of December 31, 2010	127	$1,789	$1,960	$(47)	$3,702
Comprehensive Income (Loss):
Income available to common shareholders of SCANA			387		387
Other comprehensive loss, net of taxes $(29)				(47)	(47)
Total Comprehensive Income (Loss)			387	(47)	340
Issuance of Common Stock	3	97			97
Dividends Declared on Common Stock			(250)		(250)
Balance as of December 31, 2011	130	$1,886	$2,097	$(94)	$3,889

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

The accompanying Consolidated Financial Statements reflect the accounts of SCANA, the following wholly-owned subsidiaries, and two other wholly-owned subsidiaries liquidated in 2011.

Regulated businesses	Nonregulated businesses
South Carolina Electric & Gas Company	SCANA Energy Marketing, Inc.
South Carolina Fuel Company, Inc.	SCANA Communications, Inc.
South Carolina Generating Company, Inc.	ServiceCare, Inc.
Public Service Company of North Carolina, Incorporated	SCANA Services, Inc.
Carolina Gas Transmission Corporation	SCANA Corporate Security Services, Inc.
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

Utility Plant

Utility plant is stated substantially at original cost. The costs of additions, replacements and betterments to utility plant, including direct labor, material and indirect charges for engineering, supervision and an allowance for funds used during construction, are added to utility plant accounts. The original cost of utility property retired or otherwise disposed of is removed from utility plant accounts and generally charged to accumulated depreciation. The costs of repairs and replacements of items of property determined to be less than a unit of property or that do not increase the asset’s life or functionality are charged to expense.

AFC is a noncash item that reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company’s regulated subsidiaries calculated AFC using average composite rates of 4.7% for 2011, 7.4% for 2010 and 7.5% for 2009. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. SCE&G capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

The Company records provisions for depreciation and amortization using the straight-line method based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates for utility plant assets were as follows:

	2011	2010	2009
SCE&G	2.92%	2.83%	2.97%
GENCO	2.69%	2.66%	2.66%
CGT	2.00%	1.94%	1.94%
PSNC Energy	3.05%	3.11%	3.10%
Aggregate of Above	2.90%	2.85%	2.95%

SCE&G records nuclear fuel amortization using the units-of-production method. Nuclear fuel amortization is included in “Fuel used in electric generation” and recovered through the fuel cost component of retail electric rates. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the DOE under a contract for disposal of spent nuclear fuel.

Jointly Owned Utility Plant

SCE&G jointly owns and is the operator of Summer Station Unit 1.  In addition, SCE&G will jointly own and will be the operator of the New Units being designed and constructed at the site of Summer Station.  Each joint owner provides its own financing and shares the direct expenses and generation output in proportion to its ownership of a unit.  SCE&G’s share of the direct expenses are included in the corresponding operating expenses on its income statement.

	Unit 1	New Units
As of December 31, 2011
Percent owned	66.7%	55.0%
Plant in service	$1.0 billion	—
Accumulated depreciation	$545.0 million	—
Construction work in progress	$71.0 million	$1.2 billion

As of December 31, 2010
Percent owned	66.7%	55.0%
Plant in service	$1.0 billion	—
Accumulated depreciation	$548.8 million	—
Construction work in progress	$40.1 million	$891.2 million

SCE&G, on behalf of itself and as agent for Santee Cooper, has contracted the Consortium for the design and construction of the New Units at the site of Summer Station.  SCE&G’s share of the estimated cash outlays (future value, excluding AFC) totals approximately $6.0 billion for plant costs and for related transmission infrastructure costs, and is projected based on historical one-year and five year escalation rates as required by the SCPSC.

SCE&G’s latest Integrated Resource Plan filed with the SCPSC in February 2011 continues to support SCE&G’s need for 55 percent of the output of the New Units.  As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units.  Santee Cooper has entered into a letter of intent with Duke that may result in Duke acquiring a portion of Santee Cooper’s ownership interest in the New Units.   SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units.  Any such project cost increase or delay could be material.

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that may impact project budget and schedule, including those related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site.  These issues have resulted in assertions of contractual entitlement to recover additional costs and may result in requests for change orders from the Consortium.  While SCE&G has not accepted the validity of any claims, the total amount of the claims presented (SCE&G’s portion in 2007 dollars) is approximately $188 million.  SCE&G expects to resolve any such disputes through both the informal and formal procedures and anticipates that any additional costs that arise through such dispute resolution processes, as well as other costs identified from time to time (see Note 2 to the consolidated financial statements), will be recoverable through rates.

Included within receivables on the balance sheet were amounts due to SCE&G from Santee Cooper for its share of direct expenses and construction costs for Summer Station Unit 1 and the New Units. These amounts totaled $63.6 million at December 31, 2011 and $77.9 million at December 31, 2010.

Major Maintenance

Planned major maintenance costs related to certain fossil fuel turbine equipment and nuclear refueling outages are accrued in periods other than when incurred in accordance with approval by the SCPSC for such accounting treatment and rate recovery of expenses accrued thereunder. Other planned major maintenance is expensed when incurred. Through 2017, SCE&G is authorized to collect $18.4 million annually through electric rates to offset certain turbine maintenance expenditures.  For the year ended December 31, 2011, SCE&G incurred $11.5 million for turbine maintenance. Cumulative costs for turbine maintenance in excess of cumulative collections are classified as a regulatory asset on the balance sheet. Nuclear refueling outages are scheduled 18 months apart, and SCE&G begins accruing for each successive scheduled outage upon completion of the preceding scheduled outage. SCE&G accrued $1.2 million per month from July 2008 through July 2011 for its portion of the outages in the fall of 2009 and the spring of 2011. Total costs for the 2009 outage were $32.7 million, of which SCE&G was responsible for $21.8 million.  Total costs for the 2011 outage were $34.1 million, of which SCE&G was responsible for $22.7 million.  In July 2011, SCE&G began accruing $1.2 million per month for its portion of the refueling planned for the fall of 2012.  SCE&G had an accrued balance of $7.2 million at December 31, 2011 and $14.3 million at December 31, 2010.

Goodwill

The Company considers amounts categorized by FERC as “acquisition adjustments” with carrying values of $210 million for PSNC Energy (Gas Distribution segment) and $20 million for CGT (All Other segment) to be goodwill. The Company tests these goodwill amounts for impairment annually as of January 1, unless indicators, events or circumstances require interim testing to be performed.  The goodwill impairment testing is a two-step process which in step one requires estimation of the fair value of the respective reporting unit and the comparison of that amount to the carrying value of the reporting unit. If this step indicates an impairment (a carrying value in excess of fair value), then step two, measurement of the amount of the goodwill impairment (if any), is required.  In the first quarter of 2012, the Company will adopt accounting guidance whereby it will have the option to first perform a qualitative assessment of impairment.  Based on this assessment, if the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will not be required to proceed with the two-step quantitative assessment.

In evaluations of PSNC Energy, fair value is estimated using the assistance of an independent appraisal.  In evaluations of CGT, estimated fair value has been obtained from internal analyses. In all evaluations for the periods presented, step one has indicated no impairment, and no impairment charges have been recorded; however, should a write-down be required in the future, such a charge would be treated as an operating expense.

Nuclear Decommissioning

SCE&G’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer Station Unit 1, including the cost of decommissioning plant components both subject to and not subject to radioactive contamination, totals $451.0 million, stated in 2006 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer Station Unit 1. The cost estimate assumes that the site would be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

Under SCE&G’s method of funding decommissioning costs, amounts collected through rates ($3.2 million pre-tax in each of 2011, 2010 and 2009) are invested in insurance policies on the lives of certain Company personnel. SCE&G transfers to an external trust fund the amounts collected through electric rates, insurance proceeds and interest thereon, less expenses. The trusteed asset balance reflects the net cash surrender value of the insurance policies and cash held by the trust. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures for Summer Station Unit 1 on an after-tax basis.

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

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities. At December 31, 2011, such counterparties held 45% of PSNC Energy’s natural gas inventory, with a carrying value of $28.7 million, through either capacity release or agency relationships. Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees.  No fees are received under supply service agreements. The agreements expire at various times through March 31, 2013.

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

Regulatory Assets and Regulatory Liabilities

The Company’s rate-regulated utilities record costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by a nonregulated enterprise. These regulatory assets and liabilities represent expenses deferred for future recovery from customers or obligations to be refunded to customers and are primarily classified in the balance sheet as regulatory assets and regulatory liabilities (See Note 2). The regulatory assets and liabilities are amortized consistent with the treatment of the related costs in the ratemaking process.

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

Environmental

The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. Environmental remediation liabilities are accrued when the criteria for loss contingencies are met. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Probable and estimable costs are accrued related to environmental sites on an undiscounted basis. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. Amounts expected to be recovered through rates are recorded in deferred debits and, if applicable, amortized over approved amortization periods.  Other environmental costs are recorded to expense.

Income Statement Presentation

In its consolidated statements of income, the Company presents the activities of its regulated and significant nonregulated businesses (including those activities of segments described in Note 12) within operating income, and it presents all other activities within other income (expense).

Revenue Recognition

The Company records revenues during the accounting period in which it provides services to customers and includes estimated amounts for electricity and natural gas delivered, but not yet billed. Unbilled revenues totaled $169.1 million at December 31, 2011 and $221.1 million at December 31, 2010.

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

SCE&G customers subject to a PGA are billed based on a cost of gas factor calculated in accordance with a gas cost recovery procedure approved by the SCPSC and subject to adjustment monthly. Any difference between actual gas costs, including the results of its hedging program, and amounts contained in rates is deferred and included when making the next adjustment to the cost of gas factor. PSNC Energy’s PGA mechanism authorized by the NCUC allows the recovery of all prudently incurred gas costs, including the results of its hedging program, from customers. Any difference between actual gas costs and amounts contained in rates is deferred and included when establishing gas costs during subsequent PGA filings or in annual prudence reviews.

SCE&G’s gas rate schedules for residential, small commercial and small industrial customers include a WNA which minimizes fluctuations in gas revenues due to abnormal weather conditions. In August 2010, SCE&G implemented an eWNA on a one-year pilot basis for its electric customers, and it will continue on a pilot basis unless modified or terminated by the SCPSC.

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

A reconciliation of the weighted average number of common shares for each of the three years ended December 31, 2011 for basic and diluted purposes is as follows:

In Millions	2011	2010	2009
Weighted Average Shares Outstanding—Basic	128.8	125.7	122.1
Net effect of dilutive stock-based compensation plans and equity forward contracts	1.4	0.6	0.1
Weighted Average Shares Outstanding—Diluted	130.2	126.3	122.2

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

2.             RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric

SCE&G’s retail electric rates are established in part by using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G.  Effective with the first billing cycle of May 2010, the SCPSC approved a settlement agreement authorizing SCE&G to decrease the fuel cost portion of its electric rates.  The settlement agreement incorporated SCE&G’s proposal to accelerate the recognition of $17.4 million of previously deferred state income tax credits and record an offsetting reduction to the recovery of fuel costs.  In addition, SCE&G agreed to defer recovery of its actual undercollected base fuel costs as of April 30, 2010 until May 2011.  SCE&G was allowed to charge and accrue carrying costs monthly on the actual base fuel costs undercollected balance as of the end of each month during this deferral period.  In February 2011, SCE&G requested authorization to increase the cost of fuel component of its retail electric rates to be effective with the first billing cycle of May 2011.  On March 17, 2011, SCE&G, ORS and SCEUC entered into a settlement agreement in which SCE&G agreed to recover its actual base fuel under-collected balance as of April 30, 2011 over a two-year period commencing with the first billing cycle of May 2011.  The settlement agreement also provided that SCE&G would be allowed to charge and accrue carrying costs monthly on the deferred balance.  By order dated April 26, 2011, the SCPSC approved the settlement agreement.  In February 2012, SCE&G requested authorization to decrease the cost of fuel component of its retail electric rates effective with the first billing cycle of May 2012.  The next annual hearing to review base rates for fuel costs is scheduled for March 22, 2012.

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

On July 15, 2010, the SCPSC issued an order approving the implementation by SCE&G of certain DSM Programs, including the establishment of an annual rider to allow recovery of the costs and lost net margin revenue associated with DSM Programs, along with an incentive for investing in such programs. The SCPSC’s order approved various settlement agreements among SCE&G, the ORS and other intervening parties. On July 27, 2010, SCE&G filed the rate rider tariff sheet for DSM Programs with the SCPSC. The tariff rider was applied to bills rendered on or after October 30, 2010. The order requires that SCE&G submit annual filings to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits.  In January 2011, SCE&G submitted to the SCPSC its annual update on DSM Programs.  Included in the filing was a petition to update the rate rider to provide for the recovery of costs, lost net margin revenue, and the approved shared savings incentive for investing in such DSM Programs.  By order dated May 24, 2011, the SCPSC approved the updated rate rider and authorized SCE&G to increase its rates for DSM Programs as set forth in its petition.  The increase became effective the first billing cycle of June 2011.  In January 2012, SCE&G submitted to the SCPSC its annual update on DSM programs.  Included in the filing was a petition to update the rate rider to provide for the recovery of costs, lost net revenue, and the approved shared savings incentive for investing in such DSM Programs.

Electric - BLRA

In January 2010, the SCPSC approved SCE&G’s request for an order pursuant to the BLRA to approve an updated construction and capital cost schedule for the construction of two new nuclear generating units at Summer Station.  The updated schedule provides details of the construction and capital cost schedule beyond what was proposed and included in the original BLRA filing described below.

In February 2009, the SCPSC approved SCE&G’s combined application pursuant to the BLRA seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order relating to the proposed construction and operation by SCE&G and Santee Cooper of the New Units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement, and construction contract under which they are being built.  The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with schedules, estimates and projections, as approved by the SCPSC.

In May 2009, two intervenors filed separate appeals of the SCPSC order with the South Carolina Supreme Court. With regard to the first appeal, which challenged the SCPSC’s prudency finding, the South Carolina Supreme Court issued an opinion on April 26, 2010, affirming the decision of the SCPSC. As for the second appeal, the South Carolina Supreme Court reversed the SCPSC’s decision to allow SCE&G to include a pre-approved cost contingency fund and associated inflation (contingency reserve) as part of its anticipated capital costs allowed under the BLRA. SCE&G’s share of the project, as originally approved by the SCPSC, was $4.5 billion in 2007 dollars. Approximately $438 million represented contingency costs associated with the project. Without the pre-approved contingency reserve, SCE&G must seek SCPSC approval for the recovery of any additional capital costs. The Court’s ruling, however, did not affect the project schedule or disturb the SCPSC’s issuance of a certificate of environmental compatibility and public convenience and necessity, which is required to construct the New Units. On November 15, 2010, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost schedule that reflected the removal of the contingency reserve and incorporated then identifiable capital costs of $173.9 million (in 2007 dollars), and by order dated May 16, 2011, the SCPSC approved the updated capital costs schedule as outlined in the petition.

On February 29, 2012, SCE&G filed a petition with the SCPSC seeking an order approving a further updated capital cost and construction schedule that incorporates additional identifiable capital costs of approximately $6 million (SCE&G’s portion in 2007 dollars) related to new federal healthcare laws, information security measures and certain minor design modifications.  That petition also includes increased capital costs of approximately $12 million (SCE&G’s portion in 2007 dollars) related to transmission infrastructure.  Finally, that petition includes amounts of approximately $137 million (SCE&G’s portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, facilities and information technology systems required to support the New Units and their personnel.  Future petitions would be filed for any costs arising from the resolution of the commercial claims discussed in Note 1 to the consolidated financial statements (e.g., those related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site).

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.  The SCPSC has approved the following rate changes under the BLRA effective for bills rendered on and after October 30 in the following years:

Year	Increase	Amount
2011	2.4%	$52.8 million
2010	2.3%	$47.3 million
2009	1.1%	$22.5 million

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the billing cycle of November in the following years:

Year	Action		Amount
2011	2.1%	Increase	$8.6 million
2010	2.1%	Decrease	$10.4 million
2009	2.5%	Increase	$13.0 million

SCE&G’s natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred, including costs related to hedging natural gas purchasing activities. SCE&G’s gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G’s gas purchasing policies and procedures was conducted in November 2011 before the SCPSC. The SCPSC issued an order in January 2012 finding that SCE&G’s gas purchasing policies and practices during the review period of August 1, 2010 through July 31, 2011, were reasonable and prudent and authorized the suspension of SCE&G’s natural gas hedging program.

PSNC Energy

PSNC Energy is subject to a Rider D rate mechanism which allows it to recover from customers all prudently incurred gas costs and certain uncollectible expenses related to gas cost.  The Rider D rate mechanism also allows it to recover, in any manner authorized by the NCUC, losses on negotiated gas and transportation sales.

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

In January 2012, the NCUC approved a five cent per therm decrease in the cost of gas component of PSNC Energy’s rates.  The rate adjustment was effective with the first billing cycle in February 2012.

In December 2011, in connection with PSNC Energy’s 2011 Annual Prudence Review, the NCUC determined that PSNC Energy’s gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12 months ended March 31, 2011.  On February 2, 2012, the Public Staff of the NCUC filed a motion requesting the NCUC reconsider and modify its order by reassigning certain charges (totaling approximately $0.4 million) from the cost of gas.  PSNC Energy cannot predict the outcome of this matter, but the Company does not believe it will have a material effect on the Company’s results of operations, cash flows, or financial condition.

In October 2011, the NCUC approved a five cent per therm decrease in the cost of gas component of PSNC Energy’s rates.  The rate adjustment was effective with the first billing cycle in November 2011.  In October 2010, the NCUC approved a 12.5 cent per therm decrease in the cost of gas component of PSNC Energy’s rates. The rate adjustment was effective with the first billing cycle in November 2010. In February 2010, the NCUC approved a ten cent per therm increase in the cost of gas component of PSNC Energy’s rates. The rate adjustment was effective with the first billing cycle in March 2010.

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

	December 31,
Millions of dollars	2011	2010
Regulatory Assets:
Accumulated deferred income taxes	$243	$210
Under-collections—electric fuel adjustment clause	28	25
Environmental remediation costs	30	32
AROs and related funding	316	298
Franchise agreements	40	45
Deferred employee benefit plan costs	392	326
Planned major maintenance	6	6
Deferred losses on interest rate derivatives	154	83
Deferred pollution control costs	25	13
Other	45	23
Total Regulatory Assets	$1,279	$1,061
Regulatory Liabilities:
Accumulated deferred income taxes	$23	$26
Asset removal costs	662	780
Storm damage reserve	32	38
Monetization of bankruptcy claim	34	37
Deferred gains on interest rate derivatives	24	26
Other	3	6
Total Regulatory Liabilities	$778	$913

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

Under-collections-electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are expected to be recovered in retail electric rates in future periods.  These amounts are expected to be recovered in retail electric rates during the period January 2013 through April 2013.  SCE&G is allowed to recover interest on actual base fuel deferred balances through the recovery period.

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

Planned major maintenance related to certain fossil fuel turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved pursuant to specific SCPSC orders. SCE&G collected $8.5 million annually through July 15, 2010, through electric rates, to offset certain turbine maintenance expenditures. After July 15, 2010, SCE&G began collecting $18.4 million annually for this purpose. Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

Deferred losses or gains on interest rate derivatives represent the effective portions of changes in fair value and payments made or received upon termination of certain interest rate swaps designated as cash flow hedges. These amounts are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the installation of scrubbers at Wateree and Williams Stations pursuant to specific regulatory orders.  Such costs related to Williams Station amount to $9.4 million at December 31, 2011 and are being recovered through utility rates over approximately 30 years.  The remaining costs relate to Wateree Station, for which the Company will seek recovery in future proceedings before the SCPSC.  SCE&G is allowed to accrue interest on deferred costs related to Wateree Station.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates.  During the years ended December 31, 2011 and 2010, SCE&G applied costs of $6.4 million and $9.5 million, respectively, to the reserve. Pursuant to SCPSC’s July 2010 retail electric rate order approving an electric rate increase, SCE&G suspended collection of the storm damage reserve indefinitely pending future SCPSC action.

The monetization of bankruptcy claim represents proceeds from the sale of a bankruptcy claim which are expected to be amortized into operating revenue through February 2024.

The SCPSC, the NCUC or the FERC have reviewed and approved through specific orders most of the items shown as regulatory assets.  Other regulatory assets include, but are not limited to, certain costs which have not been approved for recovery by the SCPSC or by FERC.  In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, the Company could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

3.                                      COMMON EQUITY

The Company’s articles of incorporation do not limit the dividends that may be paid on its common stock. However, SCANA’s junior subordinated indenture (relating to the Hybrids), SCE&G’s bond indenture (relating to the Bonds) and PSNC Energy’s note purchase and debenture purchase agreements each contain provisions that, under certain circumstances, which the Company considers to be remote, could limit the payment of cash dividends on their respective common stock.

With respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 2011, approximately $58.8 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

Cash dividends on SCANA’s common stock were declared during 2011, 2010 and 2009 at an annual rate per share of $1.94, $1.90 and $1.88, respectively.

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

Millions of Dollars	2011	2010
Net unrealized losses on cash flow hedging activities, net of taxes of $50 and $22	$(81)	$(36)
Net unrealized deferred costs of employee benefit plans, net of taxes of $8 and $6	(13)	(11)
Total	$(94)	$(47)

The Company recognized losses of $7.0 million, $12.3 million and $66.9 million, net of tax, as a result of qualifying cash flow hedges whose hedged transactions occurred during the years ended December 31, 2011, 2010 and 2009, respectively.

Authorized shares of common stock were 200 million as of December 31, 2011 and 150 million as of December 31, 2010.

SCANA issued common stock valued at $97.8 million, $91.1 million and $91.1 million (when issued) during the years ended December 31, 2011, 2010 and 2009, respectively, which was satisfied using original issue shares, through various compensation and dividend reinvestment plans, including the Stock Purchase Savings Plan.

SCANA issued common stock valued at $59.2 million (at time of issue) in a public offering on May 17, 2010 and entered into forward agreements for the sale of approximately 6.6 million shares.  The forward agreements, after being extended by amendment dated October 26, 2011, are to be settled no later than December 31, 2012.  SCANA intends to use the net proceeds to finance capital expenditures, including the construction of the New Units, and for general corporate purposes, including repayment of indebtedness incurred for such purposes.

On January 7, 2009, SCANA issued common stock valued at $102.1 million (at time of issue).  Net proceeds were used to finance capital expenditures, including the construction of new nuclear units, and for general corporate purposes.

4.                                      LONG-TERM AND SHORT-TERM DEBT

Long-term debt by type with related weighted average interest rates and maturities at December 31 is as follows:

		2011		2010
Dollars in millions	Maturity	Balance	Rate	Balance	Rate
Medium-Term Notes (unsecured)(a)	2012 - 2021	$800	5.69%	$950	6.51%
Senior Notes (unsecured)(b)	2034	101	6.47%	106	6.47%
First Mortgage Bonds (secured)	2013 - 2041	2,790	5.89%	2,560	6.03%
Junior Subordinated Notes (unsecured)(c)	2065	150	7.70%	150	7.70%
GENCO Notes (secured)	2012 - 2024	247	5.86%	262	5.91%
Industrial and Pollution Control Bonds(d)	2012 - 2038	194	4.48%	228	4.63%
Senior Debentures(e)	2012 - 2026	353	5.92%	206	6.94%
Fair Value of Interest Rate Swaps		—		5
Other	2012 - 2027	31		36
Total debt		4,666		4,503
Current maturities of long-term debt		(31)		(337)
Unamortized discount		(13)		(14)
Total long-term debt, net		$4,622		$4,152

(a)                                 Includes fixed rate debt hedged by variable interest rate swaps of $250 million in 2011 and $550 million in 2010.

(b)                                 Variable rate notes hedged by a fixed interest rate swap.

(c)                                  May be extended through 2080.

(d)                                 Includes variable rate debt hedged by fixed rate swaps of $71.4 million in 2011 and 2010.

(e)                                  Includes fixed rate debt hedged by a variable interest rate swap of $3.2 million in 2011 and $6.4 million in 2010.

The annual amounts of long-term debt maturities for the years 2012 through 2016 are summarized as follows:

Year	Millions of dollars
2012	$280
2013	171
2014	52
2015	13
2016	12

In January 2012, SCANA issued $250 million of 4.125% medium term notes due February 1, 2022.  Proceeds from the sale were used to retire SCANA’s $250 million of 6.25% medium term notes due February 1, 2012.  The borrowings refinanced by this 2012 issuance are classified within Long-term Debt, Net in the consolidated balance sheet.

In January 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042.  Proceeds from the sale were used to repay short-term debt primarily incurred as a result of our construction program, to finance capital expenditures and for general corporate purposes.

Substantially all of SCE&G’s and GENCO’s electric utility plant is pledged as collateral in connection with long-term debt. The Company is in compliance with all debt covenants.

Lines of Credit and Short-Term Borrowings

At December 31, 2011 and 2010, SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	2011	2010	2011	2010	2011	2010
Lines of Credit:
Committed long-term
Total	$300	$300	$1,100	$1,100	$100	$100
LOC advances	—	—	—	—	—	—
Weighted average interest rate	—	—	—	—	—	—
Outstanding commercial paper (270 or fewer days)	$131	$39	$512	$381	$10	—
Weighted average interest rate	.63%	.35%	.56%	.42%	.57%	—
Letters of credit supported by LOC	$3	$3	$.3	$.3	—	—
Available	$166	$258	$588	$719	$90	$100

SCANA, SCE&G (including Fuel Company) and PSNC Energy are parties to five-year credit agreements in the amounts of $300 million, $1.1 billion (of which $400 million relates to Fuel Company), and $100 million, respectively, which expire October 23, 2015. These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10% of the aggregate $1.5 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provide 8%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provide 5.3%. Three other banks provide the remaining 6%. These bank credit facilities support the issuance of commercial paper by SCANA, SCE&G (including Fuel Company) and PSNC Energy. When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCANA, SCE&G (including Fuel Company) and PSNC Energy.

The Company is obligated with respect to an aggregate of $68.3 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  The letters of credit expire, subject to renewal, in the fourth quarter of 2014.

The Company pays fees to banks as compensation for maintaining committed lines of credit.

5.                                      INCOME TAXES

Total income tax expense attributable to income for 2011, 2010 and 2009 is as follows:

Millions of dollars	2011	2010	2009
Current taxes:
Federal	$52	$(47)	$63
State	10	1	(6)
Total current taxes	62	(46)	57
Deferred taxes, net:
Federal	122	223	94
State	12	13	8
Total deferred taxes	134	236	102
Investment tax credits:
Deferred-state	—	—	20
Amortization of amounts deferred-state	(25)	(28)	(9)
Amortization of amounts deferred-federal	(3)	(3)	(3)
Total investment tax credits	(28)	(31)	8
Total income tax expense	$168	$159	$167

The difference between actual income tax expense and the amount calculated from the application of the statutory 35% federal income tax rate to pre-tax income is reconciled as follows:

Millions of dollars	2011	2010	2009
Income	$387	$376	$348
Income tax expense	168	159	167
Preferred stock dividends	—	—	9
Total pre-tax income	$555	$535	$524
Income taxes on above at statutory federal income tax rate	$194	$187	$183
Increases (decreases) attributed to:
State income taxes (less federal income tax effect)	15	9	14
Amortization of state investment tax credits (less federal income tax effect)	(16)	(18)	(6)
Allowance for equity funds used during construction	(5)	(8)	(10)
Deductible dividends—Stock Purchase Savings Plan	(9)	(9)	(8)
Amortization of federal investment tax credits	(3)	(3)	(3)
Domestic production activities deduction	(6)	—	(4)
Other differences, net	(2)	1	1
Total income tax expense	$168	$159	$167

The tax effects of significant temporary differences comprising the Company’s net deferred tax liability of $1.5 billion at December 31, 2011 and $1.4 billion at December 31, 2010 are as follows:

Millions of dollars	2011	2010
Deferred tax assets:
Nondeductible reserves	$99	$103
Nuclear decommissioning	47	45
Financial instruments	50	22
Unamortized investment tax credits	29	41
Deferred compensation	23	25
Unbilled revenue	19	19
Monetization of bankruptcy claim	13	14
Other	15	11
Total deferred tax assets	$295	$280
Deferred tax liabilities:
Property, plant and equipment	$1,561	$1,418
Pension plan income	1	23
Deferred employee benefit plan costs	128	106
Deferred fuel costs	47	42
Other	65	61
Total deferred tax liabilities	1,802	1,650
Net deferred tax liability	$1,507	$1,370

The Company files a consolidated federal income tax return, and the Company and its subsidiaries file various applicable state and local income tax returns. The IRS has completed examinations of the Company’s federal returns through 2004, and the Company’s federal returns through 2007 are closed for additional assessment. With few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before 2008.

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

Changes to Unrecognized Tax Benefits

Millions of dollars	2011	2010
Unrecognized tax benefits, January 1	$36	—
Gross increases—tax positions in prior period	5	—
Gross decreases—tax positions in prior period	(8)	—
Gross increases—current period tax positions	5	$36
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits, December 31	$38	$36

In connection with the change in method of accounting for certain repair costs for tax purposes referred to above, the Company identified approximately $38 million of unrecognized tax benefit. Because this method change is primarily a temporary difference, this additional benefit, if recognized, would not have a significant effect on the effective tax rate. By December 31, 2012, it is reasonably possible that this unrecognized tax benefit could increase by as much as $12 million or decrease by as much as $38 million. The events that could cause these changes are direct settlements with taxing authorities, legal or administrative guidance by relevant taxing authorities, or the lapse of an applicable statute of limitation.

The Company recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses. The Company has not accrued any significant amount of interest expense related to unrecognized tax benefits or tax penalties in 2010 or 2009.  The Company has accrued $2 million of interest expense related to unrecognized tax benefits in 2011.

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

Commodity Derivatives

The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations. Instruments designated as fair value hedges are used to mitigate exposure to fluctuating market prices created by fixed prices of stored natural gas. The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options, and over-the-counter instruments such as options and swaps, which are typically offered by energy and financial institutions.  Cash settlement of commodity derivatives are classified as an operating activity in the consolidated statement of cash flows.

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

Interest Rate Swaps

The Company uses interest rate swaps to manage interest rate risk and exposure to changes in the fair value attributable to changes in interest rate on certain debt issuances. These swaps are designated as either fair value hedges or cash flow hedges.

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

In anticipation of the issuance of debt, the Company may use treasury rate lock or forward starting swap agreements that are designated as cash flow hedges. The effective portions of changes in fair value and payments made or received upon termination of such agreements for regulated subsidiaries are recorded in regulatory assets or regulatory liabilities, and for the holding company or nonregulated subsidiaries, are recorded in other comprehensive income. Such amounts are amortized to interest expense over the term of the underlying debt. Ineffective portions are recognized in income. Cash payments made or received upon termination of these financial instruments are classified as an investing activity in the consolidated statements of cash flows.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in DT)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of December 31, 2011
Cash flow	—	6,566,000	29,861,763	36,427,763
Not designated(a)	9,080,000	—	31,943,563	41,023,563
Total(a)	9,080,000	6,566,000	61,805,326	77,451,326
As of December 31, 2010
Cash flow	—	5,715,000	17,190,351	22,905,351
Not designated(b)	10,677,000	—	20,588,581	31,265,581
Total(b)	10,677,000	5,715,000	37,778,932	54,170,932

(a)                                  Includes an aggregate 9,626,000 DT related to basis swap contracts in Energy Marketing.

(b)                                 Includes an aggregate 6,485,536 DT related to basis swap contracts in Retail Gas Marketing and Energy Marketing.

The Company was party to interest rate swaps designated as fair value hedges with aggregate notional amounts of $253.2 million and $556.4 million at December 31, 2011 and 2010, respectively, and was party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $822.6 million and $1.1 billion, respectively.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
Millions of dollars	Balance Sheet Location(c)	Fair Value	Balance Sheet Location(c)	Fair Value
As of December 31, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$2	Other current liabilities	$55
			Other deferred credits and other liabilities	103
Commodity contracts	Other current liabilities	1	Prepayments and other	1
		$3	Other current liabilities	10
			Other deferred credits and other liabilities	3
Total				$172

As of December 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$1	Other current liabilities	$57
	Other deferred debits and other assets	7	Other deferred credits and other liabilities	25
Commodity contracts	Other current liabilities	1	Other current liabilities	5
			Other deferred credits and other liabilities	2
Total		$9		$89

As of December 31, 2011
Derivatives not designated as hedging instruments
Energy management contracts	Prepayments and other	$17	Prepayments and other	$3
	Other deferred debits and other assets	10	Other current liabilities	13
			Other deferred credits and other liabilities	9
Total		$27		$25

As of December 31, 2010
Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	$3
Energy management contracts	Prepayments and other	7	Prepayments and other	$1
	Other deferred debits and other assets	2	Other current liabilities	6
			Other deferred credits and other liabilities	2
Total		$12		$9

(c)                                  Asset derivatives represent unrealized gains to the Company, and liability derivatives represent unrealized losses. In the Company’s consolidated balance sheet, unrealized gain and loss positions on commodity contracts with the same counterparty are reported as either a net asset or liability, and for purposes of the above disclosure they are reported on a gross basis.

The effect of derivative instruments on the statement of income is as follows:

With regard to the Company’s interest rate swaps designated as fair value hedges, the gains on those swaps and the losses on the hedged fixed rate debt are recognized in current earnings and included in interest expense. These gains and losses, combined with the amortization of deferred gains on previously terminated swaps as discussed above, resulted in reductions to interest expense of $5.8 million and $11.5 million for the years ended December 31, 2011 and 2010, respectively.

Derivatives in Cash Flow Hedging Relationships

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Deferred in Regulatory Accounts	Gain or (Loss) Reclassified from Deferred Accounts into Income (Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Year Ended December 31, 2011
Interest rate contracts	$(76)	Interest expense	$(3)
Year Ended December 31, 2010
Interest rate contracts	$(36)	Interest expense	$(2)
Year Ended December 31, 2009
Interest rate contracts	$42	Interest expense	$(3)

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Recognized in OCI, net of tax	Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Year Ended December 31, 2011
Interest rate contracts	$(42)	Interest expense	$(4)
Commodity contracts	(16)	Gas purchased for resale	(9)
Total	$(58)		$(13)
Year Ended December 31, 2010
Interest rate contracts	$(24)	Interest expense	$(4)
Commodity contracts	(12)	Gas purchased for resale	(13)
Total	$(36)		$(17)
Year Ended December 31, 2009
Interest rate contracts	$9	Interest expense	$(3)
Commodity contracts	(39)	Gas purchased for resale	(67)
Total	$(30)		$(70)

As of December 31, 2011, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive loss to earnings arising from cash flow hedges will include approximately $6.7 million, net of tax as an increase to gas cost and approximately $4.3 million, net of tax as an increase to interest expense, assuming natural gas and financial markets remain at their current levels. As of December 31, 2011, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2016.

Derivatives Not Designated as Hedging Instruments	Gain or (Loss) Recognized in Income
Millions of dollars	Location	Amount
Year Ended December 31, 2011
Commodity contracts	Gas purchased for resale	$(2)
Year Ended December 31, 2010
Commodity contracts	Gas purchased for resale	(3)
Year Ended December 31, 2009
Commodity contracts	Gas purchased for resale	(16)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were $(1.1) million, net of tax, in 2011 and were insignificant in 2010. These amounts are recorded within interest expense on the statement of income.

Credit Risk Considerations

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades. As of December 31, 2011 and 2010, the Company has posted $140.3 million and $20.0 million, respectively, of collateral related to derivatives with contingent provisions that are in a net liability position. If all of the contingent features underlying these instruments were fully triggered as of December 31, 2011 and 2010, the Company would be required to post an additional $50.7 million and $74.0 million, respectively, of collateral to its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of December 31, 2011 and 2010, are $191.0 million and $94.0 million, respectively.

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

	Fair Value Measurements Using
Millions of dollars	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of December 31, 2011
Assets-Available for sale securities	$3	—
Interest rate contracts	—	$2
Commodity contracts	—	1
Energy management contracts	—	27
Liabilities-Interest rate contracts	—	158
Commodity contracts	1	13
Energy management contracts	—	26
As of December 31, 2010
Assets-Available for sale securities	$3	—
Interest rate contracts	—	$8
Commodity contracts	2	2
Energy management contracts	—	9
Liabilities-Interest rate contracts	—	82
Commodity contracts	1	6
Energy management contracts	—	11

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented. In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

Financial instruments for which the carrying amount may not equal estimated fair value at December 31, 2011 and December 31, 2010 were as follows:

	December 31, 2011		December 31, 2010
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,653.0	$5,479.2	$4,488.3	$4,840.5

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

The Company’s pension plan provides benefits under a cash balance formula for employees hired before January 1, 2000 who elected that option and for all employees hired on or after January 1, 2000. Under the cash balance formula, benefits accumulate as a result of compensation credits and interest credits. Employees hired before January 1, 2000 who elected to remain under the final average pay formula earn benefits based on years of credited service and the employee’s average annual base earnings received during the last three years of employment.

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

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2011	2010	2011	2010
Benefit obligation, January 1	$811.8	$789.4	$213.5	$210.4
Service cost	18.3	17.9	4.3	4.2
Interest cost	43.5	44.0	12.2	11.9
Plan participants’ contributions	—	—	3.2	3.1
Actuarial (gain) loss	0.4	(1.1)	7.2	(1.6)
Benefits paid	(43.9)	(38.4)	(14.3)	(14.5)
Benefit obligation, December 31	$830.1	$811.8	$226.1	$213.5

The accumulated benefit obligation for retirement benefits was $784.9 million at the end of 2011 and $766.0 million at the end of 2010. The accumulated retirement benefit obligation differs from the projected retirement benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Annual discount rate used to determine benefit obligation	5.25%	5.56%	5.35%	5.72%
Assumed annual rate of future salary increases for projected benefit obligation	4.00%	4.00%	4.00%	4.00%

An 8.2% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012. The rate was assumed to decrease gradually to 5.0% for 2020 and to remain at that level thereafter.

A one percent increase in the assumed health care cost trend rate would increase the postretirement benefit obligation at December 31, 2011 by $1.7 million and at December 31, 2010 by $1.8 million. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation at December 31, 2011 by $1.5 million and at December 31, 2010 by $1.6 million.

Funded Status

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2011	2010	2011	2010
Fair value of plan assets	$755.0	$817.2	—	—
Benefit obligations	830.1	811.8	$226.1	$213.5
Funded status - asset (liability)	$(75.1)	$5.4	$(226.1)	$(213.5)

Amounts recognized on the consolidated balance sheets consist of:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2011	2010	2011	2010
Noncurrent asset	—	$5.4	—	—
Current liability	—	—	$(10.5)	$(11.4)
Noncurrent liability	$(75.1)	—	(215.6)	(202.1)

Amounts recognized in accumulated other comprehensive income (a component of common equity) as of December 31, 2011 and 2010 were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2011	2010	2011	2010
Net actuarial loss	$9.6	$7.1	$1.7	$1.3
Prior service cost	1.2	1.4	0.1	0.2
Transition obligation	—	—	0.2	0.3
Total	$10.8	$8.5	$2.0	$1.8

In connection with the joint ownership of Summer Station, as of December 31, 2011 and 2010, the Company recorded within deferred debits $19.7 million and $13.0 million, respectively, attributable to Santee Cooper’s portion of shared pension costs. As of December 31, 2011 and 2010, the Company also recorded within deferred debits $11.4 million and $10.7 million, respectively, from Santee Cooper, representing its portion of the unfunded net postretirement benefit obligation.

Changes in Fair Value of Plan Assets

	Pension Benefits
Millions of dollars	2011	2010
Fair value of plan assets, January 1	$817.2	$758.9
Actual return on plan assets	(18.3)	96.7
Benefits paid	(43.9)	(38.4)
Fair value of plan assets, December 31	$755.0	$817.2

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

The Company’s pension plan asset allocation at December 31, 2011 and 2010 and the target allocation for 2012 are as follows:

	Percentage of Plan Assets
	Target Allocation	At December 31,
Asset Category	2012	2011	2010
Equity Securities	65%	65%	68%
Debt Securities	35%	35%	32%

For 2012, the expected long-term rate of return on assets will be 8.25%. In developing the expected long-term rate of return assumptions, management evaluates the pension plan’s historical cumulative actual returns over several periods, and assumes an asset allocation of 65% with equity managers and 35% with fixed income managers. Management regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate.

Fair Value Measurements

Assets held by the pension plan are measured at fair value as described below. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2011 and 2010, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

		Fair Value Measurements at Reporting Date Using
Millions of dollars	Total	Quoted Market Prices in Active Market for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2011
Common stock	$324	$324
Preferred stock	1	1
Mutual funds	183	20	$163
Short-term investment vehicles	23		23
Government agency securities	32		32
Corporate debt securities	51		51
Loans secured by mortgages	12		12
Municipals	4		4
Common collective trusts	37		37
Limited partnerships	23		23
Multi-strategy hedge funds	65			$65
	$755	$345	$345	$65

December 31, 2010
Common stock	$363	$363
Mutual funds	206	25	$181
Short-term investment vehicles	18		18
Government agency securities	51		51
Corporate debt securities	51		51
Loans secured by mortgages	9		9
Municipals	3		3
Common collective trusts	45		45
Limited partnerships	26	1	25
Multi-strategy hedge funds	45			$45
	$817	$389	$383	$45

The Pension Plan values common stock and certain mutual funds, where applicable, using unadjusted quoted prices from a national stock exchange, such as NYSE and NASDAQ, where the securities are actively traded. Other mutual funds, common collective trusts and limited partnerships are valued using the observable prices of the underlying fund assets based on trade data for identical or similar securities or from a national stock exchange for similar assets or broker quotes. Short-term investment vehicles are funds that invest in short-term fixed income instruments and are valued using observable prices of the underlying fund assets based on trade data for identical or similar securities. Government agency securities are valued using quoted market prices or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Corporate debt securities and municipals are valued based on recently executed transactions, using quoted market prices, or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Loans secured by mortgages are valued using observable prices based on trade data for identical or comparable instruments. Hedge funds are invested in a hedge fund of funds partnership that invests directly in multiple hedge fund strategies that are not traded on exchanges and do not trade on a daily basis. The valuation of this multi-strategy hedge fund is estimated based on the net asset value of the underlying hedge fund strategies using consistent valuation guidelines that account for variations that may impact their fair value. The estimated fair value is the price at which redemptions and subscriptions occur.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Millions of dollars	2011	2010
Beginning Balance	$45	$14
Unrealized gains (losses) included in changes in net assets	(1)	2
Purchases, issuances, and settlements	21	29
Transfers in or out of Level 3	—	—
Ending Balance	$65	$45

Expected Cash Flows

The total benefits expected to be paid from the pension plan or from the Company’s assets for the other postretirement benefits plan, respectively, are as follows:

Expected Benefit Payments

		Other Postretirement Benefits*
Millions of dollars	Pension Benefits	Excluding Medicare Subsidy	Including Medicare Subsidy
2012	$73.4	$11.1	$10.8
2013	66.8	11.8	11.5
2014	61.8	12.6	12.3
2015	63.3	13.4	13.1
2016	65.5	14.0	13.7
2017 - 2021	315.5	78.6	77.3

*      Net of participant contributions

Pension Plan Contributions

The pension trust is adequately funded under current regulations. No contributions have been required since 1997, and the Company does not anticipate making significant contributions to the pension plan until after 2012.

Net Periodic Benefit Cost (Income)

The Company records net periodic benefit cost (income) utilizing beginning of the year assumptions. Disclosures required for these plans are set forth in the following tables.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2011	2010	2009	2011	2010	2009
Service cost	$18.3	$17.9	$15.5	$4.3	$4.2	$3.7
Interest cost	43.5	44.0	44.9	12.2	11.9	12.3
Expected return on assets	(63.7)	(61.4)	(50.8)	n/a	n/a	n/a
Prior service cost amortization	7.0	7.0	7.0	1.0	1.0	1.0
Amortization of actuarial losses	12.2	16.0	23.4	0.4	—	—
Transition amount amortization	—	—	—	0.7	0.7	0.7
Net periodic benefit cost	$17.3	$23.5	$40.0	$18.6	$17.8	$17.7

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

Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2011	2010	2009	2011	2010	2009
Current year actuarial (gain)/loss	$2.9	$(26.4)	$(10.4)	$0.4	$(0.1)	$0.7
Amortization of actuarial losses	(0.4)	(2.0)	(3.7)	—	—	—
Amortization of prior service cost	(0.2)	(0.1)	(0.1)	(0.1)	—	(0.1)
Prior service cost OCI adjustment	—	0.8	—	—	—	—
Amortization of transition obligation	—	—	—	(0.1)	(0.1)	(0.1)
Total recognized in other comprehensive income	$2.3	$(27.7)	$(14.2)	$0.2	$(0.2)	$0.5

Significant Assumptions Used in Determining Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.56%	5.75%	6.45%	5.72%	5.90%	6.45%
Expected return on plan assets	8.25%	8.50%	8.50%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend rate	n/a	n/a	n/a	8.00%	8.50%	8.00%
Ultimate health care cost trend rate	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year achieved	n/a	n/a	n/a	2017	2017	2015

The estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are as follows:

Millions of Dollars	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$0.6	—
Prior service cost	0.2	$0.1
Transition obligation	—	0.1
Total	$0.8	$0.2

Other postretirement benefit costs are subject to annual per capita limits pursuant to plan design. As a result, the effect of a one-percent increase or decrease in the assumed health care cost trend rate on total service and interest cost is approximately $100,000.

Stock Purchase Savings Plan

The Company also sponsors a defined contribution plan in which eligible employees may participate. Eligible employees may defer up to 25% of eligible earnings subject to certain limits and may diversify their investments. Employee deferrals are fully vested and nonforfeitable at all times. The Company provides 100% matching contributions up to 6% of an employee’s eligible earnings. Total matching contributions made to the plan for 2011, 2010 and 2009 were $21.8 million, $20.8 million and $21.0 million, respectively, and were made in the form of SCANA common stock.

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

Liability Awards

The 2009-2011, 2010-2012, and 2011-2013 performance cycles provide for performance measurement and award determination on an annual basis, with payment of awards being deferred until after the end of the three-year performance cycle.  In each of the performance cycles, 20% of the performance award was granted in the form of restricted share units, which are liability awards payable in cash and are subject to forfeiture in the event of retirement or termination of employment prior to the end of the cycle, subject to exceptions for death, disability or change in control.  The remaining 80% of the award was made in performance shares. Each performance share has a value that is equal to, and changes with, the value of a share of SCANA common stock, and dividend equivalents are accrued on the performance shares. Payout of performance share awards was determined by SCANA’s performance against pre-determined measures of TSR as compared to a peer group of utilities (weighted 50%) and growth in “GAAP-adjusted net earnings per share from operations” (weighted 50%).  Payouts under the 2009-2011 performance cycle were earned for each year that performance goals were met during the three-year cycle.  Awards were designated as target shares of SCANA common stock and were paid in cash at SCANA’s discretion in February 2012.

Compensation cost of all these liability awards is recognized over their respective three-year performance periods based on the estimated fair value of the award, which is periodically updated based on expected ultimate cash payout, and is reduced by estimated forfeitures. Cash-settled liabilities related to similar prior programs were paid totaling $13.6 million in 2011, $12.1 million in 2010, and $9.1 million in 2009.

Fair value adjustments for performance awards resulted in compensation expense recognized in the statements of income totaling $6.1 million in 2011, $14.2 million in 2010 and $7.2 million in 2009. Fair value adjustments resulted in capitalized compensation costs of $0.9 million in 2011, $2.4 million in 2010 and $0.9 million in 2009.

Equity Awards

In the 2008-2010 performance cycle, 20% of the performance award was granted in the form of restricted (nonvested) shares rather than restricted share units.  A summary of activity related to these nonvested shares follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	74,588	$37.33
Forfeited	(2,399)	37.33
Nonvested at December 31, 2009	72,189	37.33
Vested	(72,189)	37.33
Nonvested at December 31, 2010	—

Nonvested shares were granted at a price corresponding to the opening price of SCANA common stock on the date of the grant. As of December 31, 2010 all compensation cost related to nonvested share-based compensation arrangements under the Plan had been recognized.  The Company expensed compensation costs for nonvested shares of $0.7 million in each of 2010 and 2009 and recognized related tax benefits of $0.3 million in each of 2010 and 2009.  The Company capitalized compensation costs of $0.1 million in each of 2010 and 2009.

A summary of activity related to nonqualified stock options follows:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding-January 1, 2009	106,464	$27.44
Exercised	(2,875)	27.50
Outstanding-December 31, 2009	103,589	27.44
Exercised	(53,246)	27.40
Outstanding-December 31, 2010	50,343	27.49
Exercised	(40,267)	27.48
Outstanding-December 31, 2011	10,076	27.52

No stock options were granted or forfeited and all options were fully vested during the periods presented.  The options expire ten years after their respective grant dates, and all options currently outstanding will expire in 2012.  At December 31, 2011, all outstanding options were currently exercisable at a price of $27.52, and had a weighted-average remaining contractual life of less than one year.

The exercise of stock options during the periods presented were satisfied using original issue shares.  For the years ended December 31, 2011, 2010 and 2009, cash realized upon the exercise of options and related tax benefits were not significant.

10.          COMMITMENTS AND CONTINGENCIES

Nuclear Insurance

Under Price-Anderson, SCE&G (for itself and on behalf of Santee-Cooper, a one-third owner of Summer Station Unit 1) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the company’s nuclear power plant.  Price-Anderson provides funds up to $12.6 billion for public liability claims that could arise from a single nuclear incident.  Each nuclear plant is insured against this liability to a maximum of $375 million by ANI with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors.  Each reactor licensee is currently liable for up to $117.5 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $17.5 million of the liability per reactor would be assessed per year. SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station Unit 1, would be $78.3 million per incident, but not more than $11.7 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to the nuclear facility for property damage and outage costs up to $2.75 billion. In addition, a builder’s risk insurance policy has been purchased from NEIL for the construction of the New Units.  This policy provides the Owners up to $500 million in limits of accidental property damage occurring during construction. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premiums, SCE&G’s portion of the prospective premium assessment would not exceed $37.3 million.

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

Environmental

SCE&G

In December 2009, the EPA issued a final finding that atmospheric concentrations of GHG endanger public health and welfare within the meaning of Section 202(a) of the CAA. The rule, which became effective in January 2010, enables the EPA to regulate GHG emissions under the CAA. The EPA has committed to issue new rules regulating such emissions in 2012.  The Company expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. Air quality control installations that SCE&G and GENCO have already completed should assist the Company in complying with the CSAPR and the reinstated CAIR.  The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

In 2005, the EPA issued the CAMR which established a mercury emissions cap and trade program for coal-fired power plants. Numerous parties challenged the rule and, on February 8, 2008, the United States Circuit Court for the District of Columbia vacated the rule for electric utility steam generating units.  In March 2011, the EPA proposed new standards for mercury and other specified air pollutants.  The rule, which becomes effective on April 16, 2012, provides up to four years for facilities to meet the standards.  The rule is currently being evaluated by the Company. Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

SCE&G has been named, along with 53 others, by the EPA as a PRP at the AER Superfund site located in Augusta, Georgia. The PRPs funded a Remedial Investigation and Risk Assessment which was completed and approved by the EPA and funded a Feasibility Study that was completed in 2010. A clean-up cost has been estimated and the PRPs have agreed to an allocation of those costs based primarily on volume and type of material each PRP sent to the site. SCE&G’s allocation did not have a material impact on its results of operations, cash flows or financial condition.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC.  SCE&G anticipates that major remediation activities at these sites will continue until 2014 and will cost an additional $8.3 million.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates and insurance settlements.  At December 31, 2011, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $24.9 million and are included in regulatory assets.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of approximately $3.1 million, the estimated remaining liability at December 31, 2011. PSNC Energy expects to recover through rates any cost, net of insurance recovery, allocable to PSNC Energy arising from the remediation of these sites.

Claims and Litigation

In May 2004, a purported class action lawsuit currently styled as Douglas E. Gressette and Mark Rudd, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Communications, Inc. was filed in South Carolina’s Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiffs alleged that SCE&G made improper use of certain electric transmission easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCE&G’s electricity-related internal communications and asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment.  While SCE&G and SCI believe their actions were consistent with governing law and the applicable documents granting easements and rights-of-way, this case, with Circuit Court approval in August 2010, has been settled as to all easements and rights of ways currently containing fiber optic communications lines in South Carolina.  This settlement did not have a material impact on the Company’s results of operations, cash flows or financial condition.

The Company is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without a material impact on the Company’s results of operations, cash flows or financial condition.

Operating Lease Commitments

The Company is obligated under various operating leases with respect to office space, furniture and equipment. Leases expire at various dates through 2057. Rent expense totaled approximately $15.8 million in 2011, $13.9 million in 2010 and $23.7 million in 2009. Future minimum rental payments under such leases are as follows:

Millions of dollars
2012	$11
2013	10
2014	4
2015	2
2016	1
Thereafter	28
Total	$56

Purchase Commitments

The Company is obligated for purchase commitments that expire at various dates through 2034. Amounts expended under forward contracts for natural gas purchases, gas transportation capacity agreements, coal supply contracts, nuclear fuel contracts, construction projects and other commitments totaled $1.7 billion in 2011, $1.9 billion in 2010 and $1.7 billion in 2009. Future payments under such purchase commitments are as follows:

Millions of dollars
2012	$1,542
2013	1,037
2014	897
2015	804
2016	801
Thereafter	1,108
Total	$6,189

Forward contracts for natural gas purchases include customary “make-whole” or default provisions, but are not considered to be “take-or-pay” contracts.

Guarantees

The Company issues guarantees on behalf of its consolidated subsidiaries to facilitate commercial transactions with third parties. These guarantees are in the form of performance guarantees, primarily for the purchase and transportation of natural gas, standby letters of credit issued by financial institutions and credit support for certain tax-exempt bond issues. The Company is not required to recognize a liability for guarantees issued on behalf of its subsidiaries unless it becomes probable that performance under the guarantees will be required. The Company believes the likelihood that it would be required to perform or otherwise incur any losses associated with these guarantees is remote; therefore, no liability for these guarantees has been recognized. To the extent that a liability subject to a guarantee has been incurred, the liability is included in the consolidated financial statements.  At December 31, 2011, the maximum future payments (undiscounted) that the Company could be required to make under guarantees totaled $1.5 billion.

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

The legal obligations associated with the retirement of long-lived tangible assets that results from their acquisition, construction, development and normal operation relate primarily to the Company’s regulated utility operations.  As of December 31, 2011, the Company has recorded an ARO of approximately $124 million for nuclear plant decommissioning (see Note 1) and an ARO of approximately $349 million for other conditional obligations related to generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments will be made many years in the future.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations is as follows:

Millions of dollars	2011	2010
Beginning balance	$497	$477
Liabilities incurred	1	1
Liabilities settled	(4)	(1)
Accretion expense	23	25
Revisions in estimated cash flows	(44)	(5)
Ending Balance	$473	$497

11.          AFFILIATED TRANSACTIONS

The Company received cash distributions from equity-method investees of $5.5 million in 2011, $4.8 million in 2010 and $3.3 million in 2009. The Company made investments in equity-method investees of $13.6 million in 2011, $5.1 million in 2010 and $1.6 million in 2009.

SCE&G owns 40% of Canadys Refined Coal, LLC and 10% of Cope Refined Coal, LLC, both involved in the manufacturing and selling of refined coal to reduce emissions. SCE&G’s receivables from these affiliates were $8.5 million at December 31, 2011 and insignificant at December 31, 2010.  SCE&G’s payables to these affiliates were $8.6 million at December 31, 2011 and insignificant at December 31, 2010. SCE&G accounts for these investments using the equity method. SCE&G’s total purchases were $123.8 million in 2011 and $97.3 million in 2010. SCE&G’s total sales were $123.3 million in 2011 and $96.9 million in 2010.

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

Disclosure of Reportable Segments (Millions of dollars)

	Electric Operations	Gas Distribution	Retail Gas Marketing	Energy Marketing	All Other	Adjustments/ Eliminations	Consolidated Total
2011
External Revenue	$2,424	$840	$479	$657	$41	$(32)	$4,409
Intersegment Revenue	8	1	—	188	406	(603)	—
Operating Income	616	132	n/a	n/a	18	47	813
Interest Expense	23	24	1	—	3	233	284
Depreciation and Amortization	271	65	3	—	25	(18)	346
Income Tax Expense	5	30	16	3	10	104	168
Income Available to Common Shareholders	n/a	n/a	24	4	(6)	365	387
Segment Assets	8,222	2,179	185	114	1,377	1,457	13,534
Expenditures for Assets	806	140	—	1	17	(18)	946
Deferred Tax Assets	9	12	9	9	17	(30)	26

2010
External Revenue	$2,367	$979	$553	$692	$37	$(27)	$4,601
Intersegment Revenue	7	1	—	182	410	(600)	—
Operating Income	554	140	n/a	n/a	19	55	768
Interest Expense	22	24	1	—	3	216	266
Depreciation and Amortization	263	63	4	—	29	(24)	335
Income Tax Expense	(1)	28	19	2	10	101	159
Income Available to Common Shareholders	n/a	n/a	31	4	(6)	347	376
Segment Assets	7,882	2,161	196	116	1,322	1,291	12,968
Expenditures for Assets	752	107	—	—	41	(24)	876
Deferred Tax Assets	5	11	9	5	18	(27)	21

2009
External Revenue	$2,141	$948	$522	$616	$37	$(27)	$4,237
Intersegment Revenue	8	1	—	161	416	(586)	—
Operating Income	504	132	n/a	n/a	19	44	699
Interest Expense	15	21	—	—	4	193	233
Depreciation and Amortization	244	61	4	—	28	(21)	316
Income Tax Expense	—	28	15	2	9	113	167
Income Available to Common Shareholders	n/a	n/a	24	3	(12)	333	348
Segment Assets	7,312	2,040	183	99	1,205	1,255	12,094
Expenditures for Assets	817	76	—	1	130	(110)	914
Deferred Tax Assets	—	10	8	6	19	(43)	—

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

13.          QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
2011 Millions of dollars, except per share amounts
Total operating revenues	$1,281	$1,000	$1,092	$1,036	$4,409
Operating income	248	142	215	208	813
Income available to common shareholders	128	56	105	98	387
Basic earnings per share	1.00	.44	.81	.76	3.01
Diluted earnings per share	1.00	.43	.81	.75	2.97

2010 Millions of dollars, except per share amounts
Total operating revenues	$1,428	$939	$1,088	$1,146	$4,601
Operating income	230	137	196	205	768
Income available to common shareholders	127	54	101	94	376
Basic earnings per share	1.02	.43	.80	.74	2.99
Diluted earnings per share	1.02	.43	.79	.74	2.98

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

Key Earnings Drivers and Outlook

During 2011, economic growth showed modest signs of improvement in the southeast. Significant industrial announcements in SCE&G’s service territory were made during the year.  In addition, SCE&G’s residential and commercial customer growth rates were positive, though customer usage by existing customers continued to decline.  At December 31, 2011, a preliminary estimate of seasonally adjusted unemployment for South Carolina was 9.5%. Though improved from the 10.9% unemployment rate at December 31, 2010, unemployment remains high and continues to slow the pace of economic recovery in South Carolina.

Over the next five years, key earnings drivers for SCE&G will be additions to utility rate base, consisting primarily of capital expenditures for new generating capacity, environmental facilities and system expansion. Other factors that will impact future earnings growth include the regulatory environment, customer growth and usage and the level of growth of operation and maintenance expenses and taxes.

Electric Operations

The electric operations segment is comprised of the electric operations of SCE&G, GENCO and Fuel Company, and is primarily engaged in the generation, transmission, distribution and sale of electricity in South Carolina. At December 31, 2011 SCE&G provided electricity to approximately 664,000 customers in an area covering nearly 17,000 square miles. GENCO owns a coal-fired generating station and sells electricity solely to SCE&G.  Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission allowances.

Operating results for electric operations are primarily driven by customer demand for electricity, rates allowed to be charged to customers and the ability to control growth in costs. Embedded in the rates charged to customers is an allowed regulatory return on equity. SCE&G’s allowed return on equity is 10.7% for non-BLRA expenditures, and 11.0% for BLRA-related expenditures. Demand for electricity is primarily affected by weather, customer growth and the economy. SCE&G is able to recover the cost of fuel used in electric generation through retail customers’ bills, but increases in fuel costs affect electric prices and, therefore, the competitive position of electricity against other energy sources.

New Nuclear Construction

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

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium for the design and construction of the New Units.   SCE&G’s share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC. The successful completion of the New Units would result in a substantial increase in SCE&G’s utility plant in service.  Financing and managing the construction of these plants, together with continuing environmental construction projects, represents a significant challenge to SCE&G.

As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units.  Santee Cooper has entered into a letter of intent with Duke that may result in Duke acquiring a portion of Santee Cooper’s ownership interest in the New Units.

The Consortium has recently performed an impact study, at SCE&G’s request, related to various cost and timing alternatives arising from the delay in the issuance date of the COL from mid-2011, which was the date assumed when the EPC Contract was signed in 2008, to the early-2012 issuance date currently anticipated by SCE&G.  SCE&G has recently informed the Consortium that it intends to pursue the alternative that would delay the substantial completion date of the first New Unit and accelerate the substantial completion date for the second New Unit and has also begun discussions concerning the update of cash flow forecasts and construction schedules on that basis.

In December 2011, the NRC granted final design certification to Westinghouse for the AP1000 nuclear reactor, which is the reactor to be used for the New Units.  This certification is a necessary step before the NRC can issue a COL for the New Units.  In October 2011, the NRC conducted a mandatory hearing regarding the issuance of a COL for the New Units.  This hearing followed the August 2011 completion of the FSER, in which the NRC staff concluded there were no safety aspects that would preclude issuing the COL, and the April 2011 completion of the FEIS, in which the NRC and the USACE concluded there were no environmental impacts that would preclude issuing the COL.

See additional discussion at OTHER MATTERS - Nuclear Generation.

Environmental

Significant federal legislative initiatives related to energy were unsuccessful in 2011, and Consolidated SCE&G expects such legislative initiatives will be hampered through 2012, due to each chamber of Congress being controlled by different political parties. The EPA, however, did issue new rules in 2011 related to air quality, including CSAPR and MATS, which require reductions in power plant emissions of sulfur dioxide, nitrogen oxide and mercury, among other substances.  Though implementation of CSAPR was stayed by the United States Court of Appeals for the District of Columbia pending judicial review, Consolidated SCE&G cannot predict the outcome that judicial review will have on the rule’s implementation. In 2012, additional significant regulatory initiatives by the EPA and other federal agencies will likely proceed. These initiatives may require Consolidated SCE&G to build or otherwise acquire generating capacity from energy sources that exclude fossil fuels, nuclear or hydro facilities (for example, under an RES). It is also possible that new initiatives will be introduced to reduce carbon dioxide and other greenhouse gas emissions.  Consolidated SCE&G cannot predict whether such initiatives will be enacted, and if they are, the conditions they would impose on utilities.

The EPA has stated its intention to propose, in late 2012, new federal regulations affecting the management and disposal of CCR, such as ash. Such regulations could result in the treatment of some CCRs as hazardous waste and could impose significant costs to utilities, such as SCE&G and GENCO.  The EPA is also expected to issue regulations during 2012 for cooling water intake structures to meet BACT at existing power generating stations.  While Consolidated SCE&G cannot predict how extensive the regulations will be, Consolidated SCE&G believes that any additional costs imposed by such regulations would be recoverable through rates.

Gas Distribution

The Gas Distribution segment, comprised of the local distribution operations of SCE&G, is primarily engaged in the purchase, transportation and sale of natural gas to retail customers in portions of South Carolina. At December 31, 2011 this segment provided natural gas to approximately 317,000 customers in areas covering 22,600 square miles.

Operating results for gas distribution are primarily influenced by customer demand for natural gas rates allowed to be charged to customers and the ability to control growth in costs. Embedded in the rates charged to customers is an allowed regulatory return on equity.

Demand for natural gas is primarily affected by weather, customer growth, the economy and, for commercial and industrial customers, the availability and price of alternate fuels. Natural gas competes with electricity, propane and heating oil to serve the heating and, to a lesser extent, other household energy needs of residential and small commercial customers. This competition is generally based on price and convenience. Large commercial and industrial customers often have the ability to switch from natural gas to an alternate fuel, such as propane or fuel oil. Natural gas competes with these alternate fuels based on price. As a result, any significant disparity between supply and demand, either of natural gas or of alternate fuels, and due either to production or delivery disruptions or other factors, will affect price and impact SCE&G’s ability to retain large commercial and industrial customers. One effect of the sluggish economy has been an overall decrease in demand for natural gas which, coupled with discoveries of shale gas in the United States, resulted in significantly lower prices for this commodity in 2010 and 2011.  Low natural gas commodity prices are expected to continue in 2012 and beyond.

RESULTS OF OPERATIONS

Net Income

Net income for Consolidated SCE&G was as follows:

Millions of dollars	2011	Change	2010	Change	2009
Net income	$316.1	4.0%	$304.0	5.7%	$287.5

•	2011 vs 2010

Net income increased $46.7 million due to higher electric margin and by $1.0 million due to lower operation and maintenance expenses. This increase was partially offset by $4.1 million due to lower gas margin, higher depreciation expense of $9.1 million, higher property taxes of $6.2 million, higher interest expense of $11.0 million and lower AFC of $5.8 million.

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

Pension Cost

Pension cost was recorded on Consolidated SCE&G’s income statements and balance sheets as follows:

Millions of dollars	2011	2010	2009
Income Statement Impact:
Reduction in employee benefit costs	—	$(2.5)	$(4.4)
Other expense (income)	$0.2	(4.2)	(4.0)
Balance Sheet Impact:
Increase in capital expenditures	3.4	5.3	9.1
Component of amount receivable from Summer Station co-owner	1.2	1.7	2.7
Increase in regulatory asset	9.1	18.6	31.2
Total Pension Cost	$13.9	$18.9	$34.6

Prior to July 15, 2010, the SCPSC allowed SCE&G to defer as a regulatory asset the amount of pension cost exceeding amounts included in rates for its retail electric and gas distribution regulated operations.  In connection with the SCPSC’s July 2010 electric rate order and November 2010 natural gas RSA order, SCE&G began deferring, as a regulatory asset, all pension cost related to retail electric and gas operations that otherwise would have been charged to expense. These costs will be deferred until such time as future rate recovery is provided for by the SCPSC.

No contribution to the pension trust was necessary, nor did limitations on benefit payments apply, in or for any period reported.

AFC

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Consolidated SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 4.5% of income before income taxes in 2011, 6.6% in 2010 and 11.5% in 2009, respectively.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA) during 2011 and 2010:

Declaration Date	Dividend Amount	Quarter Ended	Payment Date
February 11, 2011	$50.6 million	March 31, 2011	April 1, 2011
April 21, 2011	49.0 million	June 30, 2011	July 1, 2011
August 11, 2011	50.5 million	September 30, 2011	October 1, 2011
October 26, 2011	39.3 million	December 31, 2011	January 1, 2012

February 11, 2010	$46.6 million	March 31, 2010	April 1, 2010
May 6, 2010	47.2 million	June 30, 2010	July 1, 2010
July 29, 2010	50.7 million	September 30, 2010	October 1, 2010
October 27, 2010	54.5 million	December 31, 2010	January 1, 2011

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company. Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2011	Change	2010	Change	2009
Operating revenues	$2,432.2	2.5%	$2,373.9	10.5%	$2,148.9
Less: Fuel used in generation	922.5	(2.6)%	946.7	15.1%	822.3
Purchased power	19.2	12.9%	17.0	1.2%	16.8
Margin	$1,490.5	5.7%	$1,410.2	7.7%	$1,309.8

•	2011 vs 2010

Margin increased by $49.0 million due to an increase in retail electric base rates approved by the SCPSC under the BLRA and by $34.5 million due to an SCPSC-approved increase in retail electric base rates in July 2010. Also, margin in the first quarter of 2010 was adjusted downward by $17.4 million pursuant to an SCPSC regulatory order in connection with SCE&G’s annual fuel cost proceeding. These increases were partially offset by $12 million due to the effects of weather in 2010 before the implementation of the SCPSC-approved eWNA and by lower customer usage of $8.7 million.

•	2010 vs 2009

Margin increased by $37.0 million due to higher SCPSC-approved retail electric base rates in July 2010 and by $30.7 million due to an increase in base rates approved by the SCPSC under the BLRA. In addition, margin increased by $54.2 million (net of eWNA after its implementation) due to weather, by $5.8 million due to higher transmission revenue and off-system sales and by $13.6 million due to the adoption of SCPSC-approved lower electric depreciation rates in 2009, the effect of which was offset by a reduction in the recovery of fuel costs (electric revenue). During the first quarter of 2010, SCE&G deferred $25 million of incremental revenue as a result of the abnormally cold weather in its service territory (see Note 2 to the consolidated financial statements). Also, margin in the first quarter of 2010 was adjusted downward by $17.4 million pursuant to an SCPSC regulatory order issued in connection with SCE&G’s annual fuel cost proceeding. (See also discussion at “Income Taxes”.) Finally, pursuant to the SCPSC-approved retail electric base rate order in 2010, SCE&G adopted an eWNA thereby mitigating the effects of abnormal weather on its margins.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2011	Change	2010	Change	2009
Residential	8,232	(6.4)%	8,791	11.4%	7,893
Commercial	7,397	(3.7)%	7,684	4.5%	7,350
Industrial	5,938	1.3%	5,863	10.1%	5,324
Other	572	(1.5)%	581	3.4%	562
Total retail sales	22,139	(3.4)%	22,919	8.5%	21,129
Wholesale	2,049	4.3%	1,965	(0.5)%	1,975
Total	24,188	(2.8)%	24,884	7.7%	23,104

•	2011 vs 2010	Total retail sales volumes decreased by 775 GWh due to weather.

•	2010 vs 2009	Total retail sales volumes increased by 1,209 GWh due to weather and by 539 GWh due to higher industrial sales volumes.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2011	Change	2010	Change	2009
Operating revenues	$387.4	(12.3)%	$441.6	5.1%	$420.1
Less: Gas purchased for resale	239.7	(16.6)%	287.4	4.0%	276.3
Margin	$147.7	(4.2)%	$154.2	7.2%	$143.8

•	2011 vs 2010

Margin decreased $8.2 million due to the SCPSC-approved decrease in retail gas base rates which became effective with the first billing cycle of November 2010. This decrease was partially offset by an increase of $1.8 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2011.

•	2010 vs 2009

Margin increased $9.2 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2009 and $3.3 million due to increased customer usage. These increases were partially offset by a decrease of $2.2 million due to a SCPSC-approved decrease in retail gas base rates which became effective with the first billing cycle of November 2010.

Sales volumes (in DT) by class, including transportation gas, were as follows:

Classification (in thousands)	2011	Change	2010	Change	2009
Residential	11,674	(21.9)%	14,954	20.7%	12,386
Commercial	12,071	(8.9)%	13,255	4.1%	12,736
Industrial	16,963	2.8%	16,497	11.1%	14,853
Transportation gas	4,376	16.7%	3,749	12.8%	3,323
Total	45,084	(7.0)%	48,455	11.9%	43,298

•	2011 vs 2010

Residential and commercial sales decreased primarily due to milder weather. Industrial and transportation sales increased primarily as a result of improved economic conditions and the competitive price of gas versus alternate fuel sources.

•	2010 vs 2009	Residential sales volume increased primarily due to customer growth and weather. Commercial and industrial sales volume increased primarily as a result of improved economic conditions.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2011	Change	2010	Change	2009
Other operation and maintenance	$515.1	0.1%	$514.4	5.0%	$489.8
Depreciation and amortization	286.1	5.5%	271.3	6.4%	255.1
Other taxes	182.5	4.5%	174.7	7.9%	161.9

•	2011 vs 2010

Other operation and maintenance expenses increased primarily due to higher generation, transmission and distribution expenses. Depreciation and amortization expense increased primarily due to net property additions. Other taxes increased primarily due to higher property taxes.

•	2010 vs 2009

Other operation and maintenance expenses increased by $16.9 million due to higher generation, transmission and distribution expenses and by $9.0 million due to higher incentive compensation and other benefits. Depreciation and amortization expense increased primarily due to net property additions. Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain non-utility activities. Components of other income (expense), were as follows:

Millions of dollars	2011	Change	2010	Change	2009
Other income	$4.9	(59.5)%	$12.1	(57.7)%	$28.6
Other expense	(11.8)	(21.9)%	(15.1)	33.6%	(11.3)
Total	$(6.9)	*	$(3.0)	*	$17.3

*                       Greater than 100%

•	2011 vs 2010	Total other income (expense) decreased primarily due to lower pension income in 2011.

•	2010 vs 2009

Total other income (expense) decreased $16.0 million due to decreased interest income. In September 2009, as a result of a favorable decision by the South Carolina Supreme Court, SCE&G was refunded previously contested EIZ Credits of $15.3 million and an additional $14.3 million of interest income. SCE&G recorded a multi-year catch-up adjustment in the third quarter of 2009 of approximately $6.3 million ($4.0 million after federal tax effect) as a reduction in income taxes. The interest income of $14.3 million ($8.8 million after tax effect) was recorded in the third quarter of 2009 within other income.

Interest Expense

Components of interest expense, net of the debt component of AFC, were as follows:

Millions of dollars	2011	Change	2010	Change	2009
Interest on long-term debt, net	$191.0	7.3%	$178.0	13.9%	$156.3
Other interest expense	13.5	55.2%	8.7	17.6%	7.4
Total	$204.5	9.5%	$186.7	14.1%	$163.7

Interest on long-term debt increased in each year primarily due to increased long-term borrowings over the prior year. Other interest expense increased in each year primarily due to higher principal balances on short-term debt over the prior year.

Income Taxes

Income tax expense (and the effective tax rate) increased in 2011 over 2010 primarily due to the accelerated amortization of deferred EIZ Credits to offset undercollected fuel costs in 2010 pursuant to an SCPSC order and an increase in operating income.  Income tax expense (and the effective tax rate) decreased in 2010 over 2009 primarily due to the above-mentioned accelerated amortization of EIZ Credits to offset undercollected fuel costs and the accelerated amortization of EIZ Credits in connection with the July 2010 retail electric rate order. (See Note 5 to the consolidated financial statements for reconciling differences between income tax expense and statutory tax expense.)

LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short- and long-term indebtedness and capital contributions from SCANA.  Consolidated SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. Consolidated SCE&G’s ratio of earnings to fixed charges for the year ended December 31, 2011 was 3.13.

Consolidated SCE&G’s cash requirements arise primarily from its operational needs, funding its construction programs and payment of dividends to SCANA. The ability of Consolidated SCE&G to replace existing plant investment, to expand to meet future demand for electricity and gas and to install equipment necessary to comply with environmental regulations, will depend upon its ability to attract the necessary financial capital on reasonable terms. Consolidated SCE&G recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and Consolidated SCE&G continues its ongoing construction program, Consolidated SCE&G expects to seek increases in rates. Consolidated SCE&G’s future financial position and results of operations will be affected by Consolidated SCE&G’s ability to obtain adequate and timely rate and other regulatory relief.

Cash outlays for property additions and construction expenditures, including nuclear fuel, net of AFC were $786  million in 2011 and are estimated to be $1.3 billion in 2012.

Consolidated SCE&G’s current estimates of its capital expenditures for construction and nuclear fuel for 2012-2014, which are subject to continuing review and adjustment, are as follows:

Estimated Capital Expenditures

Millions of dollars	2012	2013	2014
Consolidated SCE&G - Normal
Generation	$143	$96	$79
Transmission & Distribution	197	217	190
Other	26	14	21
Gas	49	51	57
Common	14	18	13
Total Consolidated SCE&G - Normal	429	396	360
New Nuclear	954	952	727
Cash Requirements for Construction	1,383	1,348	1,087
Nuclear Fuel	44	110	55
Total Estimated Capital Expenditures	$1,427	$1,458	$1,142

Consolidated SCE&G’s contractual cash obligations as of December 31, 2011 are summarized as follows:

Contractual Cash Obligations

	Payments due by period
Millions of dollars	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term and short-term debt including interest	$7,204	$716	$746	$359	$5,383
Capital leases	7	2	3	2	—
Operating leases	37	7	9	—	21
Purchase obligations	4,335	955	2,306	412	662
Other commercial commitments	1,991	641	557	207	586
Total	$13,574	$2,321	$3,621	$980	$6,652

Included in the table above in purchase obligations is SCE&G’s portion of a contractual agreement for the design and construction of the New Units at the Summer Station site. SCE&G expects to be a joint owner and share operating costs and generation output of the New Units, with SCE&G accounting for 55 percent of the cost and output and other joint owner(s) the remaining 45 percent.  SCE&G’s estimated projected costs for the two additional units, in future dollars and excluding AFC, are summarized below. To the extent that actual contracts were put in place by December 31, 2011, obligations arising from these contracts are included in the purchase obligations within the Contractual Cash Obligations table above.

Future Value Millions of dollars	2012	2013	2014	2015	2016	After 2016
Total Project Cash Outlay	$804	$825	$558	$575	$367	$232

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

In addition, Consolidated SCE&G is party to certain NYMEX futures contracts for which any unfavorable market movements are funded in cash. These derivatives are accounted for as cash flow hedges and their effects are reflected within other comprehensive income until the anticipated sales transactions occur. See further discussion at Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2011, Consolidated SCE&G had posted $45 million in cash collateral for interest rate derivative contracts.

Financing Limits and Related Matters

Consolidated SCE&G’s issuance of various securities, including long-term and short-term debt, is subject to customary approval or authorization by regulatory bodies including the SCPSC and FERC. Financing programs currently utilized by Consolidated SCE&G are as follows.

SCE&G and GENCO have obtained FERC authority to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act). SCE&G may issue up to $1.2 billion of unsecured promissory notes or commercial paper with maturity dates of one year or less, and GENCO may issue up to $150 million of short-term indebtedness. The authority to make such issuances will expire in October 2012.

SCE&G and Fuel Company are parties to five-year credit agreements in the amount of $1.1 billion, of which $400 million relates to Fuel Company, which expire October 23, 2015.  These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10% of the aggregate $1.5 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provide 8%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provide 5.3%.  Three other banks provide the remaining 6%. These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company). When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company).

At December 31, 2011 and 2010, SCE&G (including Fuel Company) had available the following committed LOC and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	Millions of dollars
	2011	2010
Lines of credit:
Committed long-term
Total	$1,100	$1,100
LOC advances	—	—
Weighted average interest rate	—	—
Outstanding commercial paper (270 or fewer days)	$512	$381
Weighted average interest rate	.56%	.42%
Letters of credit supported by an LOC	$.3	$.3
Available	$588	$719

As of December 31, 2011, Consolidated SCE&G had no outstanding borrowings under its $1.1 billion facilities, had approximately $512 million in commercial paper borrowings outstanding, was obligated under $.3 million in LOC-supported letters of credit, and had approximately $16 million in cash and temporary investments. Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity. Average short-term borrowings outstanding during 2011 were approximately $485 million. Short-term cash needs were met primarily through the issuance of commercial paper.

At December 31, 2011, Consolidated SCE&G had net available liquidity of approximately $604 million, and its revolving credit facilities are in place until October 2015. Consolidated SCE&G’s long-term debt portfolio has a weighted average maturity of over 18 years and bears an average cost of 6.18%. Most long-term debt, other than facility draws, effectively bears fixed interest rates or is swapped to fixed. To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCE&G’s Restated Articles of Incorporation do not limit the dividends that may be paid on its common stock. However, SCE&G’s bond indenture contains provisions that, under certain circumstances, which SCE&G considers to be remote, could limit the payment of cash dividends on its common stock, all of which is beneficially owned by SCANA.

With respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 2011, approximately $58.8 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

SCE&G is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2011, the Bond Ratio was 5.37.

Financing Activities

In January 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042.   Proceeds from the sale were used to repay short-term debt primarily incurred as a result of our construction program, to finance capital expenditures and for general corporate purposes.

In October 2011, SCE&G issued $30 million of 3.22% first mortgage bonds due October 18, 2021.  Proceeds from the sale were used to redeem prior to maturity $30 million of 5.7% pollution control facilities revenue bonds due November 1, 2024 issued by Orangeburg County, South Carolina, on SCE&G’s behalf.

In May 2011, SCE&G issued $100 million of 5.45% first mortgage bonds due February 1, 2041, which constituted a reopening of the prior offering of $250 million of 5.45% first mortgage bonds issued in January 2011.  Proceeds from these sales were used to retire $150 million of SCE&G first mortgage bonds due February 1, 2011, to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance other capital expenditures and for general corporate purposes.

During 2011 Consolidated SCE&G experienced net cash inflows related to financing activities of $193 million primarily due to the issuance of short-term and long-term debt and contribution from parent, partially offset by repayment of long-term debt and payment of dividends.

SCE&G paid approximately $31 million in 2011 to settle interest rate contracts associated with the issuance of long-term debt.

For additional information on significant financing transactions, see Note 4 to the consolidated financial statements.

ENVIRONMENTAL MATTERS

Consolidated SCE&G’s regulated operations are subject to extensive regulation by various federal and state authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes. Applicable statutes and rules include the CAA, CWA, Nuclear Waste Act and CERCLA, among others. Compliance with these environmental requirements involves significant capital and operating costs, which the Company expects to recover through existing ratemaking provisions.

For the three years ended December 31, 2011, Consolidated SCE&G’s capital expenditures for environmental control equipment at its fossil fuel generating stations totaled $164.0 million. In addition, Consolidated SCE&G made expenditures to operate and maintain environmental control equipment at its fossil plants of $7.9 million during 2011, $6.5 million during 2010, and $5.6 million during 2009, which are included in “Other operation and maintenance” expense and made expenditures to handle waste ash of $8.7 million in 2011, $5.9 million in 2010, and $6.5 million in 2009, which are included in “Fuel used in electric generation.” In addition, included within “Other operation and maintenance” expense is an annual amortization of $1.4 million in each of 2011, 2010, and 2009 related to SCE&G’s recovery of MGP remediation costs as approved by the SCPSC. It is not possible to estimate all future costs related to environmental matters, but forecasts for capitalized environmental expenditures for Consolidated SCE&G are $35.0 million for 2012 and $126.1 million for the four-year period 2013-2016. These expenditures are included in Consolidated SCE&G’s Estimated Capital Expenditures table, are discussed in Liquidity and Capital Resources, and include known costs related to the matters discussed below.

At the state level, no significant environmental legislation that would affect Consolidated SCE&G’s operations advanced during 2011. Consolidated SCE&G cannot predict whether such legislation will be introduced or enacted in 2012, or if new regulations or changes to existing regulations at the state level will be implemented in the coming year. Several regulatory initiatives at the federal level did advance in 2011 and more are expected to advance in 2012 as described below.

Air Quality

With the pervasive emergence of concern over the issue of global climate change as a significant influence upon the economy, Consolidated SCE&G is subject to climate-related financial risks, including those involving regulatory requirements responsive to GHG emissions, as well as those involving physical impacts which could arise from global climate change. Other business and financial risks arising from such climate change could also arise. Consolidated SCE&G cannot predict all of the climate-related regulatory and physical risks nor the related consequences which might impact Consolidated SCE&G, and the following discussion should not be considered all-inclusive.

From a regulatory perspective, Consolidated SCE&G continually monitors and evaluates current and projected emission levels and strives to comply with all state and federal regulations regarding those emissions. Consolidated SCE&G participates in the sulfur dioxide and nitrogen oxide emission allowance programs with respect to coal plant emissions and also has constructed additional pollution control equipment at several larger coal-fired electric generating plants. Further, SCE&G is engaged in pre-construction activities of the New Units which are expected to reduce GHG emission levels significantly once they are completed and dispatched by potentially displacing some of the current coal-fired generation sources.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels. CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide. SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements. On July 6, 2011 the EPA issued the CSAPR. This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states. CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide. On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. Air quality control installations that SCE&G and GENCO have already completed should assist the Company in complying with the CSAPR and the reinstated CAIR. Consolidated SCE&G will continue to pursue strategies to comply with all applicable environmental regulations. Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

In June 2010, the EPA issued a final rule for a one-hour ambient air quality standard for sulfur dioxide. This new standard may require some of SCE&G’s smaller coal-fired units to reduce their sulfur dioxide emissions to a level to be determined by the EPA and/or DHEC. The costs incurred to comply with this new standard are expected to be recovered through rates.

Physical effects associated with climate changes could include the impact of possible changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to Consolidated SCE&G’s electric system, as well as impacts on employees and customers and on its supply chain and many others. Much of the service territory of SCE&G is subject to the damaging effects of Atlantic and Gulf coast hurricanes and also to the damaging impact of winter ice storms.

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

In December 2009, the EPA issued a final finding that atmospheric concentrations of GHG endanger public health and welfare within the meaning of Section 202(a) of the CAA. The rule, which became effective in January 2010, enables the EPA to regulate GHG emissions under the CAA. The EPA has committed to issue new rules regulating such emissions in 2012. The Company expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAMR which established a mercury emissions cap and trade program for coal-fired power plants. Numerous parties challenged the rule and, on February 8, 2008, the United States Circuit Court for the District of Columbia vacated the rule for electric utility steam generating units. In March 2011, the EPA proposed new standards for mercury and other specified air pollutants. The rule, which becomes effective April 16, 2012, provides up to four years for facilities to meet the standards. The rule is currently being evaluated by Consolidated SCE&G. Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

The EPA is conducting an enforcement initiative against the utilities industry related to the NSR provisions and the new source performance standards of the CAA. As part of the initiative, many utilities have received requests for information under Section 114 of the CAA. In addition, the DOJ, on behalf of EPA, has taken civil enforcement action against several utilities. The primary basis for these actions is the assertion by EPA that maintenance activities undertaken by the utilities at their coal-fired power plants constituted “major modifications” which required the installation of costly BACT. Some of the utilities subject to the actions have reached settlement.

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

Water Quality

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued and renewed for all of SCE&G’s and GENCO’s generating units. Concurrent with renewal of these permits, the permitting agency has implemented a more rigorous program of monitoring and controlling discharges, has modified the requirements for new cooling water intake structures, and has required strategies for toxicity reduction in wastewater streams. The EPA has said that it will issue a rule by mid 2012 that modifies requirements for existing cooling water intake structures. Consolidated SCE&G is conducting studies and is developing or implementing compliance plans for these initiatives. Congress is expected to consider further amendments to the CWA. Such legislation may include limitations to mixing zones and toxicity-based standards. These provisions, if passed, could have a material impact on the financial condition, results of operations and cash flows of the Consolidated SCE&G. Consolidated SCE&G believes that any additional costs imposed by such regulations would be recoverable through rates.

Hazardous and Solid Wastes

The EPA stated its intention to propose in late 2012 new federal regulations affecting the management and disposal of CCRs, such as ash. Such regulations could result in the treatment of some CCRs as hazardous waste and could impose significant costs to utilities, such as SCE&G and GENCO. While Consolidated SCE&G cannot predict how extensive the regulations will be, Consolidated SCE&G believes that any additional costs imposed by such regulations would be recoverable through rates.

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998. The Nuclear Waste Act also imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of December 31, 2011, the federal government has not accepted any spent fuel from Summer Station Unit 1 or any other nuclear generating facility, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability until at least 2017 and expects to be able to expand its storage capacity to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1 through dry cask storage or other technology as it becomes available.

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

Electric Operations

SCE&G has been named, along with 53 others, by the EPA as a PRP at the AER Superfund site located in Augusta, Georgia. The PRPs funded a Remedial Investigation and Risk Assessment which was completed and approved by the EPA and funded a Feasibility Study that was completed in 2010. A clean-up cost has been estimated and the PRPs have agreed to an allocation of those costs based primarily on volume and type of material each PRP sent to the site. SCE&G’s allocation did not have a material impact on its results of operations, cash flows or financial condition.

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

Gas Distribution

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC. SCE&G anticipates that major remediation activities at these sites will continue until 2014 and will cost an additional $8.3 million. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates and insurance settlements. At December 31, 2011, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $24.9 million and are included in regulatory assets.

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

Effective February 12, 2010, the PHMSA issued a final rule establishing integrity management requirements for gas distribution pipeline systems. SCE&G has developed a plan and procedures to ensure that it will be fully compliant with this rule. SCE&G believes that any additional costs incurred to comply with the rule will be recoverable through rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Following are descriptions of Consolidated SCE&G’s accounting policies and estimates which are most critical in terms of reporting financial condition or results of operations.

Utility Regulation

Consolidated SCE&G’s regulated operations record certain assets and liabilities that defer the recognition of expenses and revenues to future periods in accordance with accounting guidance for rate-regulated utilities. In the future, in the event of deregulation or other changes in the regulatory environment, Consolidated SCE&G may no longer meet the criteria of accounting for rate-regulated utilities, and could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on the results of operations, liquidity or financial position of Consolidated SCE&G’s Electric Distribution and Gas Distribution segments in the period the write-off would be recorded. See Note 2 to the consolidated financial statements for a description of Consolidated SCE&G’s regulatory assets and liabilities, including those associated with Consolidated SCE&G’s environmental assessment program.

Consolidated SCE&G’s generation assets would be exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, Consolidated SCE&G could be required to write down its investment in those assets. Consolidated SCE&G cannot predict whether any write-downs would be necessary and, if they were, the extent to which they would affect Consolidated SCE&G’s results of operations in the period in which they would be recorded. As of December 31, 2011, Consolidated SCE&G’s net investments in fossil/hydro and nuclear generation assets were $3.1 billion and $1.8 billion, respectively.

Revenue Recognition and Unbilled Revenues

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers are billed on cycles which vary based on the timing of the actual reading of their electric and gas meters, SCE&G records estimates for unbilled revenues at the end of each reporting period. Such unbilled revenue amounts reflect estimates of the amount of energy delivered to customers for which they have not yet been billed. Such unbilled revenues reflect consideration of estimated usage by customer class, the effects of different rate schedules, changes in weather and, where applicable, the impact of weather normalization provisions of rate structures. The accrual of unbilled revenues in this manner properly matches revenues and related costs. As of December 31, 2011 and 2010, accounts receivable included unbilled revenues of $117.8 million and $123.4 million, respectively, compared to total revenues of $2.8 billion for each of such years.

Nuclear Decommissioning

Accounting for decommissioning costs for nuclear power plants involves significant estimates related to costs to be incurred many years in the future. Among the factors that could change SCE&G’s accounting estimates related to decommissioning costs are changes in technology, changes in regulatory and environmental remediation requirements, and changes in financial assumptions such as discount rates and timing of cash flows. Changes in any of these estimates could significantly impact SCE&G’s financial position and cash flows (although changes in such estimates should be earnings-neutral, because these costs are expected to be collected from ratepayers).

SCE&G’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer Station Unit 1, including both the cost of decommissioning plant components that are and are not subject to radioactive contamination, totals $451.0 million, stated in 2006 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer Station Unit 1. The cost estimate assumes that the site would be maintained over a period of 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

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

Accounting for Pensions and Other Postretirement Benefits

SCANA recognizes the overfunded or underfunded status of its defined benefit pension plan as an asset or liability in its balance sheet and changes in funded status as a component of net periodic benefit cost or other comprehensive income, net of tax, or as a regulatory asset as required by accounting guidance. SCANA’s plan is adequately funded under current regulations. Accounting guidance requires the use of several assumptions, the selection of which may have a large impact on the resulting pension cost or income recorded. Among the more sensitive assumptions are those surrounding discount rates and expected returns on assets. Net pension cost of $17.3 million ($13.9 million attributable to SCE&G) recorded in 2011 reflects the use of a 5.56% discount rate, derived using a cash flow matching technique, and an assumed 8.25% long-term rate of return on plan assets. SCANA believes that these assumptions were, and that the resulting pension income amount was, reasonable. For purposes of comparison, using a discount rate of 5.31% in 2011 would have increased SCANA’s pension cost by $1.3 million. Had the assumed long-term rate of return on assets been 8.00%, SCANA’s pension cost for 2011 would have increased by $1.9 million.

Due to turmoil in the financial markets and the resultant declines in plan asset values in the fourth quarter of 2008, SCE&G recorded significant amounts of pension cost in 2009, 2010 and 2011 compared to the pension income recorded previously. However, in February 2009, SCE&G was granted accounting orders by the SCPSC which allowed it to mitigate a significant portion of this increased pension cost by deferring as a regulatory asset the amount of pension expense above the level that was included in then current cost of service rates for its retail electric and gas distribution regulated operations. In July 2010, upon the new retail electric base rates becoming effective, SCE&G began deferring as a regulatory asset all pension cost related to its regulated retail electric operations that otherwise would have been charged to expense. In November 2010, upon the updated gas rates becoming effective under the RSA, SCE&G began deferring as a regulatory asset, all pension cost related to its regulated natural gas operations that otherwise would have been charged to expense.

The pension trust is adequately funded under current regulations, and no contributions have been required since 1997. Management does not anticipate the need to make significant pension contributions until after 2012.

SCANA accounts for the cost of its postretirement medical and life insurance benefit plans in a similar manner to that used for its defined benefit pension plan. This plan is unfunded, so no assumptions related to rate of return on assets impact the net expense recorded; however, the selection of discount rates can significantly impact the actuarial determination of net expense. SCANA used a discount rate of 5.72%, derived using a cash flow matching technique, and recorded a net cost to SCE&G of $14.0 million for 2011. Had the selected discount rate been 5.47% (25 basis points lower than the discount rate referenced above), the expense for 2011 would have been $0.4 million higher. Because the plan provisions include “caps” on company per capita costs, healthcare cost inflation rate assumptions do not materially impact the net expense recorded.

Asset Retirement Obligations

Consolidated SCE&G accrues for the legal obligation associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation in accordance with applicable accounting guidance. The obligations are recognized at fair value in the period in which they are incurred and associated asset retirement costs are capitalized as a part of the carrying amount of the related long-lived assets. Because such obligations relate primarily to Consolidated SCE&G’s regulated utility operations, their recording has no significant impact on results of operations. As of December 31, 2011, Consolidated SCE&G has recorded AROs of $124 million for nuclear plant decommissioning (as discussed above) and $326 million for other conditional obligations related to generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded in accordance with the relevant accounting guidance are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments may be made many years in the future. Changes in these estimates will be recorded over time; however, these changes in estimates are not expected to materially impact results of operations so long as the regulatory framework for utilities remains in place.

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

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium for the design and construction of the New Units. SCE&G’s share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units. Santee Cooper has entered into a letter of intent with Duke that may result in Duke acquiring a portion of Santee Cooper’s ownership interest in the New Units. SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units. Any such project cost increase or delay could be material.

The Consortium has recently performed an impact study, at SCE&G’s request, related to various cost and timing alternatives arising from the delay in the issuance date of the COL from mid-2011, which was the date assumed when the EPC Contract was signed in 2008, to the early-2012 issuance date currently anticipated by SCE&G. The impact study analyzed three scenarios, including (1) compressing the construction schedule for the first New Unit but retaining the original substantial completion dates set forth in the EPC Contract, (2) extending the substantial completion date for the first New Unit to accommodate the COL delay, or (3) delaying the substantial completion date of the first New Unit and accelerating the substantial completion date for the second New Unit. SCE&G has recently informed the Consortium that it intends to pursue scenario (3) and has also begun discussions concerning the update of cash flow forecasts and construction schedules on that basis.

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude. During the course of activities under the EPC Contract, issues have materialized that may impact project budget and schedule, including those related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site. These issues have resulted in assertions of contractual entitlement to recover additional costs and may result in requests for change orders from the Consortium. While SCE&G has not accepted the validity of any claims, the total amount of the claims presented (SCE&G’s portion in 2007 dollars) is approximately $188 million. SCE&G expects to resolve any such disputes through both the informal and formal procedures and anticipates that any additional costs that arise through such dispute resolution processes, as well as other costs identified from time to time (see Note 2 to the consolidated financial statements), will be recoverable through rates.

On February 29, 2012, SCE&G filed a petition with the SCPSC seeking an order approving a further updated capital cost and construction schedule that incorporates additional identifiable capital costs of approximately $6 million (SCE&G’s portion in 2007 dollars) related to new federal healthcare laws, information security measures and certain minor design modifications. That petition also includes increased capital costs of approximately $12 million (SCE&G’s portion in 2007 dollars) related to transmission infrastructure. Finally, that petition includes amounts of approximately $137 million (SCE&G’s portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, facilities and information technology systems required to support the New Units and their personnel. Future petitions would be filed for any costs arising from the resolution of the commercial claims discussed above.

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

In March 2011, a tsunami resulting from a massive earthquake severely damaged several nuclear generating units and their back-up cooling systems in Japan. The impact of the disaster is being evaluated world-wide, and numerous political and regulatory bodies, including those in the United States, are seeking to determine if additional safety measures should be required at existing nuclear facilities, as well as those planned for construction. In particular, on July 12, 2011, the NRC’s Near-Term Task Force issued a report titled “Recommendations for Enhancing Reactor Safety in the 21st Century,” which SCE&G is evaluating. SCE&G cannot predict what regulatory or other outcomes may be implemented in the United States, nor how such initiatives would impact SCE&G’s existing Summer Station or the licensing, construction or operation of the New Units.

In December 2011, the NRC granted final design certification to Westinghouse for the AP1000 nuclear reactor, which is the reactor to be used for the New Units. This certification is a necessary step before the NRC can issue a COL for the New Units. In October 2011, the NRC conducted a mandatory hearing regarding the issuance of a COL for the New Units. This hearing followed the August 2011 completion of the FSER, in which the NRC staff concluded there were no safety aspects that would preclude issuing the COL, and the April 2011 completion of the FEIS, in which the NRC and the USACE concluded there were no environmental impacts that would preclude issuing the COL.

Fuel Contract

On January 27, 2011, SCE&G, for itself and as agent for Santee Cooper, and Westinghouse entered into a fuel alliance agreement and contracts for fuel fabrication and related services. Under these contracts, Westinghouse will supply enriched nuclear fuel assemblies for Summer Station Unit 1 and the New Units. Westinghouse will be SCE&G’s exclusive provider of such fuel assemblies on a cost-plus basis. The fuel assemblies to be delivered under the contracts are expected to supply the nuclear fuel requirements of Summer Station Unit 1 and the New Units through 2033. SCE&G is dependent upon Westinghouse for providing fuel assemblies for the new AP1000 passive reactors in the New Units in the current and anticipated future absence of other commercially viable sources. Westinghouse currently provides maintenance and engineering support to Summer Station Unit 1 under a services alliance arrangement, and SCE&G has also contracted for Westinghouse to provide similar support services to the New Units upon their completion and commencement of commercial operation.

Financial Regulatory Reform

In July 2010, Dodd-Frank became law. This Act provides for substantial additional regulation of over-the-counter and security-based derivative instruments, among other things, and requires numerous rule-makings by the Commodity Futures Trading Commission and the SEC to implement. Consolidated SCE&G is currently complying with these enacted regulations and intends to comply with regulations in the future but cannot predict when the final regulations will be issued or what requirements they will impose.

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

	Expected Maturity Date
December 31, 2011 Millions of dollars	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	13.3	158.2	43.7	7.3	7.2	2,940.0	3,169.7	3,857.9
Average Interest Rate (%)	4.82	7.02	4.95	5.51	5.55	5.81	5.86	—
Variable Rate ($)	—	—	—	—	—	68.3	68.3	68.3
Average Variable Interest Rate (%)	—	—	—	—	—	.16	.16	—
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	250.0	150.0	—	—	—	71.4	471.4	(75.6)
Average Pay Interest Rate (%)	2.60	4.89	—	—	—	3.29	3.43	—
Average Receive Interest Rate (%)	.58	.58	—	—	—	.11	.51	—

	Expected Maturity Date
December 31, 2010 Millions of dollars	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	166.5	12.0	157.3	42.7	6.7	2,596.0	2,981.2	3,243.3
Average Interest Rate (%)	6.66	4.78	7.04	4.96	5.49	5.89	5.97	—
Variable Rate ($)	—	—	—	—	—	71.4	71.4	71.4
Average Variable Interest Rate (%)	—	—	—	—	—	.40	.40	—
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	350.0	—	—	—	—	71.4	421.4	(30.8)
Average Pay Interest Rate (%)	4.73	—	—	—	—	3.29	4.48	—
Average Receive Interest Rate (%)	.30	—	—	—	—	.30	.30	—

While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

The above tables exclude long-term debt of $15 million at December 31, 2011 and $21 million at December 31, 2010, which amounts do not have stated interest rates associated with them.

For further discussion of Consolidated SCE&G’s long-term debt and interest rate derivatives, see ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES and also Notes 4 and 6 of the condensed consolidated financial statements.

Commodity Price Risk

The following table provides information about SCE&G’s financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 DT. Fair value represents quoted market prices.

Expected Maturity: Options	2012	2013
Purchased Call (Long):
Strike Price(a)	4.41	4.25
Contract Amount(b)	10.9	0.1
Fair Value(b)	0.1	—

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

South Carolina Electric & Gas Company

Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of South Carolina Electric & Gas Company and affiliates (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in Part IV at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 29, 2012

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONSOLIDATED BALANCE SHEETS

December 31, (Millions of dollars)	2011	2010
Assets
Utility Plant In Service:	$10,312	$10,112
Accumulated Depreciation and Amortization	(3,367)	(3,098)
Construction Work in Progress	1,472	1,051
Nuclear Fuel, Net of Accumulated Amortization	171	133
Utility Plant, Net ($662 and $634 related to VIEs)	8,588	8,198
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	52	46
Assets held in trust, net-nuclear decommissioning	84	76
Other investments	2	4
Nonutility Property and Investments, Net	138	126
Current Assets:
Cash and cash equivalents	16	31
Receivables, net of allowance for uncollectible accounts of $3 and $3	482	507
Receivables-affiliated companies	9	—
Inventories (at average cost):
Fuel	196	216
Materials and supplies	120	117
Emission allowances	2	6
Prepayments and other	82	168
Deferred income taxes	8	15
Total Current Assets ($193 and $221 related to VIEs)	915	1,060
Deferred Debits and Other Assets:
Pension asset	—	57
Regulatory assets	1,206	996
Other	190	137
Total Deferred Debits and Other Assets ($61 and $43 related to VIEs)	1,396	1,190
Total	$11,037	$10,574

See Notes to Consolidated Financial Statements.

December 31, (Millions of dollars)	2011	2010
Capitalization and Liabilities
Common equity	$3,665	$3,437
Noncontrolling interest	108	104
Total Equity	3,773	3,541
Long-Term Debt, net	3,222	3,037
Total Capitalization	6,995	6,578
Current Liabilities:
Short-term borrowings	512	381
Current portion of long-term debt	19	22
Accounts payable	231	341
Affiliated payables	136	140
Customer deposits and customer prepayments	54	60
Taxes accrued	150	137
Interest accrued	54	50
Dividends declared	39	54
Derivative liabilities	2	34
Other	61	80
Total Current Liabilities	1,258	1,299
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,371	1,240
Deferred investment tax credits	40	56
Asset retirement obligations	449	478
Pension and other postretirement benefits	179	163
Regulatory liabilities	575	662
Other	170	98
Total Deferred Credits and Other Liabilities	2,784	2,697
Commitments and Contingencies (Note 10)	—	—
Total	$11,037	$10,574

See Notes to Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, (Millions of dollars)	2011	2010	2009
Operating Revenues:
Electric	$2,432	$2,374	$2,149
Gas	387	441	420
Total Operating Revenues	2,819	2,815	2,569
Operating Expenses:
Fuel used in electric generation	922	947	822
Purchased power	19	17	17
Gas purchased for resale	240	287	276
Other operation and maintenance	515	514	490
Depreciation and amortization	286	271	255
Other taxes	183	175	162
Total Operating Expenses	2,165	2,211	2,022
Operating Income	654	604	547
Other Income (Expense):
Other income	5	12	28
Other expenses	(12)	(15)	(11)
Interest charges, net of allowance for borrowed funds used during construction of $7, $10 and $22	(204)	(186)	(164)
Allowance for equity funds used during construction	13	19	28
Total Other Expense	(198)	(170)	(119)
Income Before Income Tax Expense	456	434	428
Income Tax Expense	140	130	140
Net Income	316	304	288
Less Net Income Attributable to Noncontrolling Interest	10	14	7
Net Income Attributable to SCE&G	306	290	281
Preferred Stock Cash Dividends Declared	—	—	(9)
Earnings Available to Common Shareholder	$306	$290	$272
Dividends Declared on Common Stock	$189	$199	$179

See Notes to Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31, (Millions of dollars)	2011	2010	2009
	Cash Flows From Operating Activities:
	Net income	$316	$304	$288
	Adjustments to reconcile net income to net cash provided from operating activities:
	Losses (earnings) from equity method investments	2	2	—
	Deferred income taxes, net	138	234	74
	Depreciation and amortization	288	276	266
	Amortization of nuclear fuel	40	36	18
	Allowance for equity funds used during construction	(13)	(19)	(28)
	Carrying cost recovery	—	(3)	(5)
	Cash provided (used) by changes in certain assets and liabilities:
	Receivables	(31)	(110)	91
	Inventories	(25)	(5)	(144)
	Prepayments	82	(87)	43
	Regulatory assets	(165)	(55)	(84)
	Other regulatory liabilities	(12)	(11)	(2)
	Accounts payable	(48)	59	(1)
	Taxes accrued	13	9	8
	Interest accrued	4	(1)	1
	Changes in other assets	27	(78)	(35)
	Changes in other liabilities	39	120	(54)
	Net Cash Provided From Operating Activities	655	671	436
	Cash Flows From Investing Activities:
	Property additions and construction expenditures	(786)	(771)	(751)
	Proceeds from investments and sales of assets (including derivative collateral posted)	11	49	27
	Investment in affiliate	—	41	(23)
	Purchase of investments (including derivative collateral posted)	(57)	(43)	(6)
	Settlement of interest rate contracts	(31)	—	—
	Net Cash Used For Investing Activities	(863)	(724)	(753)
	Cash Flows From Financing Activities:
	Proceeds from issuance of long-term debt	379	90	421
	Contribution from parent	107	146	348
	Repayment of long-term debt	(206)	(219)	(423)
	Redemption of preferred stock	—	—	(113)
	Dividends	(205)	(195)	(182)
	Short-term borrowings-affiliate, net	(13)	1	61
	Short-term borrowings, net	131	127	220
	Net Cash Provided From (Used For) Financing Activities	193	(50)	332
	Net Increase (Decrease) in Cash and Cash Equivalents	(15)	(103)	15
	Cash and Cash Equivalents, January 1	31	134	119
	Cash and Cash Equivalents, December 31	$16	$31	$134
	Supplemental Cash Flow Information:
Cash paid for	-Interest (net of capitalized interest of $7, $9 and $22)	$181	$175	$152
	-Income taxes	—	31	61
	Noncash Investing and Financing Activities:
	Accrued construction expenditures	75	168	141
	Capital lease	6	—	—

See Notes to Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling	Total
Millions	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2009	40	$1,440	$1,310	$(46)	$95	$2,799
Comprehensive Income:
Earnings available for common shareholder			272		7	279
Deferred cost of employee benefit plans, net of tax $8				13		13
Total Comprehensive Income			272	13	7	292
Capital contributions from parent		348				348
Cash dividends declared			(175)		(5)	(180)
Balance at December 31, 2009	40	$1,788	$1,407	$(33)	$97	$3,259
Comprehensive Income:
Earnings Available for Common Shareholder			290		14	304
Deferred Cost of Employee Benefit Plans, net of tax $19				31		31
Total Comprehensive Income			290	31	14	335
Capital contributions from parent		146				146
Cash dividends declared			(192)		(7)	(199)
Balance at December 31, 2010	40	$1,934	$1,505	$(2)	$104	$3,541
Comprehensive Income (Loss):
Earnings Available for Common Shareholder			306		10	316
Losses on Employee Benefit Plans, net of tax $-				(1)		(1)
Total Comprehensive Income (Loss)			306	(1)	10	315
Capital contributions from parent		107				107
Cash dividends declared			(184)		(6)	(190)
Balance at December 31, 2011	40	$2,041	$1,627	$(3)	$108	$3,773

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

SCE&G, a public utility, is a South Carolina corporation organized in 1924 and a wholly-owned subsidiary of SCANA, a South Carolina corporation. Consolidated SCE&G engages predominantly in the generation and sale of electricity to wholesale and retail customers in South Carolina and in the purchase, sale and transportation of natural gas to retail customers in South Carolina.

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

GENCO owns a coal-fired electric generating station with a 605 megawatt net generating capacity (summer rating). GENCO’s electricity is sold solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $491 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission allowances. See also Note 4.

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

Utility Plant

Utility plant is stated substantially at original cost. The costs of additions, replacements and betterments to utility plant, including direct labor, material and indirect charges for engineering, supervision and an allowance for funds used during construction, are added to utility plant accounts. The original cost of utility property retired or otherwise disposed of is removed from utility plant accounts and generally charged to accumulated depreciation. The costs of repairs and replacements of items of property determined to be less than a unit of property or that do not increase the asset’s life or functionality are charged to expense.

AFC is a noncash item that reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. Consolidated SCE&G calculated AFC using average composite rates of 4.6% for 2011, 7.3% for 2010 and 7.4% for 2009. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. SCE&G capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

Consolidated SCE&G records provisions for depreciation and amortization using the straight-line method based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates for utility plant assets were 2.90% in 2011, 2.84% in 2010 and 2.95% in 2009.

Consolidated SCE&G records nuclear fuel amortization using the units-of-production method. Nuclear fuel amortization is included in “Fuel used in electric generation” and recovered through the fuel cost component of retail electric rates. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the DOE under a contract for disposal of spent nuclear fuel.

Jointly Owned Utility Plant

SCE&G jointly owns and is the operator of Summer Station Unit 1.  In addition, SCE&G will jointly own and will be the operator of the New Units being designed and constructed at the site of Summer Station.  Each joint owner provides its own financing and shares the direct expenses and generation output in proportion to its ownership of a unit.  SCE&G’s share of the direct expenses are included in the corresponding operating expenses on its income statement.

	Unit 1	New Units
As of December 31, 2011
Percent owned	66.7%	55.0%
Plant in service	$1.0 billion	—
Accumulated depreciation	$545.0 million	—
Construction work in progress	$71.0 million	$1.2 billion

As of December 31, 2010
Percent owned	66.7%	55.0%
Plant in service	$1.0 billion	—
Accumulated depreciation	$548.8 million	—
Construction work in progress	$40.1 million	$891.2 million

SCE&G, on behalf of itself and as agent for Santee Cooper, has contracted the Consortium for the design and construction of the New Units at the site of Summer Station.  SCE&G’s share of the estimated cash outlays (future value, excluding AFC) totals approximately $6.0 billion for plant costs and for related transmission infrastructure costs, and is projected based on historical one-year and five year escalation rates as required by the SCPSC.

SCE&G’s latest Integrated Resource Plan filed with the SCPSC in February 2011 continues to support SCE&G’s need for 55 percent of the output of the New Units.  As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units.  Santee Cooper has entered into a letter of intent with Duke that may result in Duke acquiring a portion of Santee Cooper’s ownership interest in the New Units.  SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units.  Any such project cost increase or delay could be material.

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that may impact project budget and schedule, including those related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site.  These issues have resulted in assertions of contractual entitlement to recover additional costs and may result in requests for change orders from the Consortium.  While SCE&G has not accepted the validity of any claims, the total amount of the claims presented (SCE&G’s portion in 2007 dollars) is approximately $188 million.  SCE&G expects to resolve any such disputes through both the informal and formal procedures and anticipates that any additional costs that arise through such dispute resolution processes, as well as other costs identified from time to time (see Note 2 to the consolidated financial statements), will be recoverable through rates.

Included within receivables on the balance sheet were amounts due to SCE&G from Santee Cooper for its share of direct expenses and construction costs for Summer Station Unit 1 and the New Units. These amounts totaled $63.6 million at December 31, 2011 and $77.9 million at December 31, 2010.

Major Maintenance

Planned major maintenance costs related to certain fossil fuel turbine equipment and nuclear refueling outages are accrued in periods other than when incurred in accordance with approval by the SCPSC for such accounting treatment and rate recovery of expenses accrued thereunder. Other planned major maintenance is expensed when incurred. Through 2017, SCE&G is authorized to collect $18.4 million annually through electric rates to offset certain turbine maintenance expenditures.  For the year ended December 31, 2011, SCE&G incurred $11.5 million for turbine maintenance. Cumulative costs for turbine maintenance in excess of cumulative collections are classified as a regulatory asset on the balance sheet. Nuclear refueling outages are scheduled 18 months apart, and SCE&G begins accruing for each successive scheduled outage upon completion of the preceding scheduled outage. SCE&G accrued $1.2 million per month from July 2008 through July 2011 for its portion of the outages in the fall of 2009 and the spring of 2011. Total costs for the 2009 outage were

$32.7 million, of which SCE&G was responsible for $21.8 million.  Total costs for the 2011 outage were $34.1 million, of which SCE&G was responsible for $22.7 million.  In July 2011, SCE&G began accruing $1.2 million per month for its portion of the refueling planned for the fall of 2012.  SCE&G had an accrued balance of $7.2 million at December 31, 2011 and $14.3 million at December 31, 2010.

Nuclear Decommissioning

SCE&G’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer Station Unit 1, including the cost of decommissioning plant components both subject to and not subject to radioactive contamination, totals $451.0 million, stated in 2006 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer Station Unit 1. The cost estimate assumes that the site would be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

Under SCE&G’s method of funding decommissioning costs, amounts collected through rates ($3.2 million pre-tax in each of 2011, 2010 and 2009) are invested in insurance policies on the lives of certain SCE&G and affiliate personnel. SCE&G transfers to an external trust fund the amounts collected through electric rates, insurance proceeds and interest thereon, less expenses. The trusteed asset balance reflects the net cash surrender value of the insurance policies and cash held by the trust. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures for Summer Station Unit 1 on an after-tax basis.

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

Environmental

SCE&G maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. Environmental remediation liabilities are accrued when the criteria for loss contingencies are met. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Probable and estimable costs are accrued related to environmental sites on an undiscounted basis. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. Amounts expected to be recovered through rates are recorded in deferred debits and, if applicable, amortized over approved amortization periods.  Other environmental costs are recorded to expense.

Income Statement Presentation

In its consolidated statements of income, Consolidated SCE&G presents the activities of its regulated businesses (including those activities of segments described in Note 12) within operating income, and it presents all other activities within other income (expense).

Revenue Recognition

Consolidated SCE&G records revenues during the accounting period in which it provides services to customers and includes estimated amounts for electricity and natural gas delivered but not yet billed. Unbilled revenues totaled $117.8 million at December 31, 2011 and $123.4 million at December 31, 2010.

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

Customers subject to the PGA are billed based on a cost of gas factor calculated in accordance with a gas cost recovery procedure approved by the SCPSC and subject to adjustment monthly. Any difference between actual gas costs and amounts contained in rates is deferred and included when making the next adjustment to the cost of gas factor. In addition, included in these deferred amounts are realized gains and losses incurred in SCE&G’s natural gas hedging program.

SCE&G’s gas rate schedules for residential, small commercial and small industrial customers include a WNA which minimizes fluctuations in gas revenues due to abnormal weather conditions. In August 2010, SCE&G implemented an eWNA on a one-year pilot basis for its electric customers, and it will continue on a pilot basis unless modified or terminated by the SCPSC.

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

2.                                      RATE AND OTHER REGULATORY MATTERS

SCE&G

Electric

SCE&G’s retail electric rates are established in part by using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G.  Effective with the first billing cycle of May 2010, the SCPSC approved a settlement agreement authorizing SCE&G to decrease the fuel cost portion of its electric rates.  The settlement agreement incorporated SCE&G’s proposal to accelerate the recognition of $17.4 million of previously deferred state income tax credits and record an offsetting reduction to the recovery of fuel costs.  In addition, SCE&G agreed to defer recovery of its actual undercollected base fuel costs as of April 30, 2010 until May 2011.  SCE&G was allowed to charge and accrue carrying costs monthly on the actual base fuel costs undercollected balance as of the end of each month during this deferral period.  In February 2011, SCE&G requested authorization to increase the cost of fuel component of its retail electric rates to be effective with the first billing cycle of May 2011.  On March 17, 2011, SCE&G, ORS and SCEUC entered into a settlement agreement in which SCE&G agreed to recover its actual base fuel under-collected balance as of April 30, 2011 over a two-year period commencing with the first billing cycle of May 2011.  The settlement agreement also provided that SCE&G would be allowed to charge and accrue carrying costs monthly on the deferred balance.  By order dated April 26, 2011, the SCPSC approved the settlement agreement.  In February 2012, SCE&G requested authorization to decrease the cost of fuel component of its retail electric rates effective with the first billing cycle of May 2012.  The next annual hearing to review base rates for fuel costs is scheduled for March 22, 2012.

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

On July 15, 2010, the SCPSC issued an order approving the implementation by SCE&G of certain DSM Programs, including the establishment of an annual rider to allow recovery of the costs and lost net margin revenue associated with DSM Programs, along with an incentive for investing in such programs. The SCPSC’s order approved various settlement agreements among SCE&G, the ORS and other intervening parties. On July 27, 2010, SCE&G filed the rate rider tariff sheet for DSM Programs with the SCPSC. The tariff rider was applied to bills rendered on or after October 30, 2010. The order requires that SCE&G submit annual filings to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits.  In January 2011, SCE&G submitted to the SCPSC its annual update on DSM Programs.  Included in the filing was a petition to update the rate rider to provide for the recovery of costs, lost net margin revenue, and the approved shared savings incentive for investing in such DSM Programs.  By order dated May 24, 2011, the SCPSC approved the updated rate rider and authorized SCE&G to increase its rates for DSM Programs as set forth in its petition.  The increase became effective the first billing cycle of June 2011.  In January 2012, SCE&G submitted to the SCPSC its annual update on DSM programs.  Included in the filing was a petition to update the rate rider to provide for the recovery of costs, lost net revenue, and the approved shared savings incentive for investing in such DSM Programs.

Electric - BLRA

In January 2010, the SCPSC approved SCE&G’s request for an order pursuant to the BLRA to approve an updated construction and capital cost schedule for the construction of two new nuclear generating units at Summer Station.  The updated schedule provides details of the construction and capital cost schedule beyond what was proposed and included in the original BLRA filing described below.

In February 2009, the SCPSC approved SCE&G’s combined application pursuant to the BLRA seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order relating to the proposed construction and operation by SCE&G and Santee Cooper of the New Units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement, and construction contract under which they are being built.  The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with schedules, estimates and projections, as approved by the SCPSC.

In May 2009, two intervenors filed separate appeals of the SCPSC order with the South Carolina Supreme Court. With regard to the first appeal, which challenged the SCPSC’s prudency finding, the South Carolina Supreme Court issued an opinion on April 26, 2010, affirming the decision of the SCPSC. As for the second appeal, the South Carolina Supreme Court reversed the SCPSC’s decision to allow SCE&G to include a pre-approved cost contingency fund and associated inflation (contingency reserve) as part of its anticipated capital costs allowed under the BLRA. SCE&G’s share of the project, as originally approved by the SCPSC, was $4.5 billion in 2007 dollars. Approximately $438 million represented contingency costs associated with the project. Without the pre-approved contingency reserve, SCE&G must seek SCPSC approval for the recovery of any additional capital costs. The Court’s ruling, however, did not affect the project schedule or disturb the SCPSC’s issuance of a certificate of environmental compatibility and public convenience and necessity, which is required to construct the New Units. On November 15, 2010, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost schedule that reflected the removal of the contingency reserve and incorporated then identifiable capital costs of $173.9 million (in 2007 dollars), and by order dated May 16, 2011, the SCPSC approved the updated capital costs schedule as outlined in the petition.

On February 29, 2012, SCE&G filed a petition with the SCPSC seeking an order approving a further updated capital cost and construction schedule that incorporates additional identifiable capital costs of approximately $6 million (SCE&G’s portion in 2007 dollars) related to new federal healthcare laws, information security measures and certain minor design modifications.  That petition also includes increased capital costs of approximately $12 million (SCE&G’s portion in 2007 dollars) related to transmission infrastructure.  Finally, that petition includes amounts of approximately $137 million (SCE&G’s portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, facilities and information technology systems required to support the New Units and their personnel.  Future petitions would be filed for any costs arising from the resolution of the commercial claims discussed in Note 1 to the consolidated financial statements (e.g., those related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site).

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.  The SCPSC has approved the following rate changes under the BLRA effective for bills rendered on and after October 30 in the following years:

Year	Increase	Amount
2011	2.4%	$52.8 million
2010	2.3%	$47.3 million
2009	1.1%	$22.5 million

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the billing cycle of November in the following years:

Year	Action		Amount
2011	2.1%	Increase	$8.6 million
2010	2.1%	Decrease	$10.4 million
2009	2.5%	Increase	$13.0 million

SCE&G’s natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred, including costs related to hedging natural gas purchasing activities. SCE&G’s gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G’s gas purchasing policies and procedures was conducted in November 2011 before the SCPSC. The SCPSC issued an order in January 2012 finding that SCE&G’s gas purchasing policies and practices during the review period of August 1, 2010 through July 31, 2011, were reasonable and prudent and authorized the suspension of SCE&G’s natural gas hedging program.

Regulatory Assets and Regulatory Liabilities

Consolidated SCE&G’s cost-based, rate-regulated utilities recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, Consolidated SCE&G has recorded regulatory assets and liabilities which are summarized in the following tables. Substantially all of its regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

	December 31,
Millions of dollars	2011	2010
Regulatory Assets:
Accumulated deferred income taxes	$238	$205
Under-collections-electric fuel adjustment clause	28	25
Environmental remediation costs	25	27
AROs and related funding	301	284
Franchise agreements	40	45
Deferred employee benefit plan costs	348	288
Planned major maintenance	6	6
Deferred losses on interest rate derivatives	154	83
Deferred pollution control costs	25	13
Other	41	20
Total Regulatory Assets	$1,206	$996
Regulatory Liabilities:
Accumulated deferred income taxes	$23	$26
Asset removal costs	493	568
Storm damage reserve	32	38
Deferred gains on interest rate derivatives	24	26
Other	3	4
Total Regulatory Liabilities	$575	$662

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

Under-collections-electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are expected to be recovered in retail electric rates in future periods.  These amounts are expected to be recovered in retail electric rates during the period January 2013 through April 2013.  SCE&G is allowed to recover interest on actual base fuel deferred balances through the recovery period.

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

Planned major maintenance related to certain fossil fuel turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved pursuant to specific SCPSC orders. SCE&G collected $8.5 million annually through July 15, 2010, through electric rates, to offset certain turbine maintenance expenditures. After July 15, 2010, SCE&G began collecting $18.4 million annually for this purpose. Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

Deferred losses or gains on interest rate derivatives represent the effective portions of changes in fair value and payments made or received upon termination of certain interest rate swaps designated as cash flow hedges. These amounts are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the installation of scrubbers at Wateree and Williams Stations pursuant to specific regulatory orders.  Such costs related to Williams Station amount to $9.4 million at December 31, 2011 and are being recovered through utility rates over approximately 30 years.  The remaining costs relate to Wateree Station, for which the Company will seek recovery in future proceedings before the SCPSC.  SCE&G is allowed to accrue interest on deferred costs related to Wateree Station.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates. During the years ended December 31, 2011 and 2010, SCE&G applied costs of $6.4 million and $9.5 million, respectively, to the reserve. Pursuant to SCPSC’s July 2010 retail electric rate order approving an electric rate increase, SCE&G suspended collection of the storm damage reserve indefinitely pending future SCPSC action.

The SCPSC or the FERC have reviewed and approved through specific orders most of the items shown as regulatory assets.  Other regulatory assets include, but are not limited to, certain costs which have not been approved for recovery by the SCPSC or by FERC.  In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by SCE&G. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, Consolidated SCE&G could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on Consolidated SCE&G’s results of operations, liquidity or financial position in the period the write-off would be recorded.

3.                                      EQUITY

Authorized shares of SCE&G common stock were 50 million as of December 31, 2011 and 2010.  Authorized shares of SCE&G preferred stock were 20 million, none of which were issued or outstanding, as of December 31, 2011 and 2010.

SCE&G’s articles of incorporation do not limit the dividends that may be paid on its common stock. However, SCE&G’s bond indenture contains provisions that, under certain circumstances, which SCE&G considers to be remote, could limit the payment of cash dividends on its common stock.

With respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 2011, $58.8 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

4.                                      LONG-TERM AND SHORT-TERM DEBT

Long-term debt by type with related weighted average interest rates and maturities at December 31 is as follows:

		2011		2010
Dollars in millions	Maturity	Balance	Rate	Balance	Rate
First Mortgage Bonds (secured)	2013 - 2041	$2,790	5.89%	$2,560	6.03%
GENCO Notes (secured)	2012 - 2024	247	5.86%	262	5.91%
Industrial and Pollution Control Bonds(a)	2012 - 2038	194	4.48%	228	4.63%
Other	2012 - 2027	22		24
Total debt		3,253		3,074
Current maturities of long-term debt		(19)		(23)
Unamortized discount		(12)		(14)
Total long-term debt, net		$3,222		$3,037

(a)                                 Includes variable rate debt hedged by fixed rate swaps of $71.4 million in 2011 and 2010.

The annual amounts of long-term debt maturities for the years 2012 through 2016 are summarized as follows:

Year	Millions of dollars
2012	$19
2013	164
2014	47
2015	7
2016	7

In January 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042.  Proceeds from the sale were used to repay short-term debt primarily incurred as a result of our construction program, to finance capital expenditures and for general corporate purposes.

Substantially all of SCE&G’s and GENCO’s electric utility plant is pledged as collateral in connection with long-term debt.  Consolidated SCE&G is in compliance with all debt covenants.

Lines of Credit and Short-Term Borrowings

At December 31, 2011 and 2010, SCE&G (including Fuel Company) had available the following committed LOC and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

Millions of dollars	2011	2010
Lines of credit:
Committed long-term
Total	$1,100	$1,100
LOC advances	—	—
Weighted average interest rate	—	—
Outstanding commercial paper (270 or fewer days)	$512	$381
Weighted average interest rate	.56%	.42%
Letters of credit supported by an LOC	$.3	$.3
Available	$588	$719

SCE&G and Fuel Company are parties to five-year credit agreements in the amount of $1.1 billion (of which $400 million relates to Fuel Company), which expire October 23, 2015. These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10% of the aggregate $1.1 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan

Finance LLC each provide 8%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provide 5.3%. Three other banks provide the remaining 6%. These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company). When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company).

Consolidated SCE&G is obligated with respect to an aggregate $68.3 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

The Company pays fees to banks as compensation for maintaining committed lines of credit.

5.                                      INCOME TAXES

Total income tax expense attributable to income for 2011, 2010 and 2009 is as follows:

Millions of dollars	2011	2010	2009
Current taxes:
Federal	$52	$(56)	$60
State	12	(5)	(9)
Total current taxes	64	(61)	51
Deferred taxes, net:
Federal	98	207	75
State	6	15	6
Total deferred taxes	104	222	81
Investment tax credits:
Deferred-state	—	—	20
Amortization of amounts deferred—state	(25)	(28)	(9)
Amortization of amounts deferred—federal	(3)	(3)	(3)
Total investment tax credits	(28)	(31)	8
Total income tax expense	$140	$130	$140

The difference between actual income tax expense and the amount calculated from the application of the statutory 35% federal income tax rate to pre-tax income is reconciled as follows:

Millions of dollars	2011	2010	2009
Net income	$306	$290	$281
Income tax expense	140	130	140
Noncontrolling interest	10	14	7
Total pre-tax income	$456	$434	$428
Income taxes on above at statutory federal income tax rate	$159	$152	$150
Increases (decreases) attributed to:
Allowance for equity funds used during construction	(5)	(8)	(10)
State income taxes (less federal income tax effect)	12	6	11
State investment tax credits (less federal income tax effect)	(16)	(18)	(6)
Amortization of federal investment tax credits	(3)	(3)	(3)
Domestic production activities deduction	(6)	—	(4)
Other differences, net	(1)	1	2
Total income tax expense	$140	$130	$140

The tax effects of significant temporary differences comprising Consolidated SCE&G’s net deferred tax liability of $1.4 billion at December 31, 2011 and $1.2 billion at December 31, 2010 are as follows:

Millions of dollars	2011	2010
Deferred tax assets:
Nondeductible reserves	$82	$85
Nuclear decommissioning	47	45
Unamortized investment tax credits	29	40
Deferred compensation	7	8
Unbilled revenue	19	19
Other	12	5
Total deferred tax assets	196	202
Deferred tax liabilities:
Property, plant and equipment	1,324	1,205
Pension plan income	28	45
Deferred employee benefit plan costs	110	91
Deferred fuel costs	48	42
Other	49	44
Total deferred tax liabilities	1,559	1,427
Net deferred tax liability	$1,363	$1,225

Consolidated SCE&G is included in the consolidated federal income tax return of SCANA and files various applicable state and local income tax returns. The IRS has completed examinations of SCANA’s federal returns through 2004, and SCANA’s federal returns through 2007 are closed for additional assessment. With few exceptions, Consolidated SCE&G is no longer subject to state and local income tax examinations by tax authorities for years before 2008.

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

Changes to Unrecognized Tax Benefits

Millions of dollars	2011	2010
Unrecognized tax benefits, January 1	$36	—
Gross increases-tax positions in prior period	5	—
Gross decreases-tax positions in prior period	(8)	—
Gross increases-current period tax positions	5	$36
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits, December 31	$38	$36

In connection with the change in method of accounting for certain repair costs for tax purposes referred to above, Consolidated SCE&G identified approximately $38 million of unrecognized tax benefit. Because this method change is primarily a temporary difference, this additional benefit, if recognized, would not have a significant effect on the effective tax rate. By December 31, 2012, it is reasonably possible that this unrecognized tax benefit could increase by as much as $12 million or decrease by as much as $38 million. The events that could cause these changes are direct settlements with taxing authorities, legal or administrative guidance by relevant taxing authorities, or the lapse of an applicable statute of limitation.

Consolidated SCE&G recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses. Consolidated SCE&G has not accrued any significant amount of interest expense related to unrecognized tax benefits or tax penalties in 2010 or 2009.  Consolidated SCE&G has accrued $2 million of interest expense related to unrecognized tax benefits in 2011.

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

Commodity Derivatives

SCE&G uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations. The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options, and over-the-counter instruments such as options and swaps, which are typically offered by energy and financial institutions.  Cash settlement of commodity derivatives are classified as an operating activity in the consolidated statements of cash flows.

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

In anticipation of the issuance of debt, Consolidated SCE&G may use treasury rate lock or forward starting swap agreements that are designated as cash flow hedges.  The effective portions of changes in fair value and payments made or received upon termination of such agreements are recorded in regulatory assets or regulatory liabilities.  Such amounts are amortized to interest expense over the term of the underlying debt.  Ineffective portions are recognized in income.  Cash payments made or received upon termination of these financial instruments are classified as an investing activity in the consolidated statements of cash flows.

The effective portion of settlement payments made or received upon termination are amortized to interest expense over the term of the underlying debt and are classified as a financing activity in the consolidated statements of cash flows.

Quantitative Disclosures Related to Derivatives

SCE&G was party to natural gas derivative contracts for 2,490,000 DT and 2,460,000 DT at December 31, 2011 and 2010, respectively.  Consolidated SCE&G was a party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $471.4 million and $421.4 million at December 31, 2011 and 2010, respectively.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
Millions of dollars	Balance Sheet Location(a)	Fair Value	Balance Sheet Location(a)	Fair Value
As of December 31, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets	$1	Other current liabilities	$2
			Other deferred credits	75
Total		$1		$77

As of December 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Other deferred debits	$4	Other current liabilities	$34
			Other deferred credits	1
Total		$4		$35

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	$1

(a)          Asset derivatives represent unrealized gains to Consolidated SCE&G, and liability derivatives represent unrealized losses. In Consolidated SCE&G’s consolidated balance sheet, unrealized gain and loss positions on commodity contracts with the same counterparty are reported as either a net asset or liability, and for purposes of the above disclosure they are reported on a gross basis.

The effect of derivative instruments on the statement of income is as follows:

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Deferred in Regulatory Accounts	Gain or (Loss) Reclassified from Deferred Accounts into Income (Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Year Ended December 31, 2011
Interest rate contracts	$(76)	Interest expense	$(3)
Year Ended December 31, 2010
Interest rate contracts	$(36)	Interest expense	$(2)
Year Ended December 31, 2009
Interest rate contracts	$42	Interest expense	$(3)

Derivatives Not Designated as Hedging Instruments	Gain or (Loss) Recognized in Income
Millions of dollars	Location	Amount
Year Ended December 31, 2011
Commodity contracts	Gas purchased for resale	$(2)
Year Ended December 31, 2010
Commodity contracts	Gas purchased for resale	$(3)
Year Ended December 31, 2009
Commodity contracts	Gas purchased for resale	$(16)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing interest rate hedge ineffectiveness were $(1.1) million, net of tax, in 2011 and were insignificant in 2010. These amounts are recorded within interest expense on the statement of income.

Credit Risk Considerations

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that require collateral to be provided upon the occurrence of specific events, primarily credit downgrades.  As of December 31, 2011 and 2010, Consolidated SCE&G has posted $45.0 million and $0 million, respectively, of collateral related to derivatives with contingent provisions that are in a net liability position. If all of the contingent features underlying these instruments were fully triggered as of December 31, 2011 and 2010, Consolidated SCE&G would be required to post an additional $31.7 million and $34.9 million, respectively, of collateral to its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of December 31, 2011 and 2010, are $76.7 million and $34.9 million, respectively.

7.                                      FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

SCE&G values commodity derivative assets and liabilities using unadjusted NYMEX prices to determine fair value, and considers such measure of fair value to be Level 1 for exchange traded instruments and Level 2 for over-the-counter instruments. Consolidated SCE&G’s interest rate swap agreements are valued using discounted cash flow models with independently sourced data. Fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

	Fair Value Measurements Using
Millions of dollars	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of December 31, 2011
Assets-Interest rate contracts	—	$1
Liabilities-Interest rate contracts	—	77

As of December 31, 2010
Assets-Interest rate contracts	—	$4
Commodity contracts	$1	—
Liabilities-Interest rate contracts	—	35

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented. In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

Financial instruments for which the carrying amount may not equal estimated fair value at December 31, 2011 and December 31, 2010 were as follows:

	December 31, 2011		December 31, 2010
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,241.5	$3,920.3	$3,059.7	$3,321.8

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

8.                                      EMPLOYEE BENEFIT PLANS AND EQUITY COMPENSATION PLAN

Pension and Other Postretirement Benefit Plans

SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all regular, full-time employees. SCANA’s policy has been to fund the plan to the extent permitted by applicable federal income tax regulations, as determined by an independent actuary.

SCANA’s pension plan provides benefits under a cash balance formula for employees hired before January 1, 2000 who elected that option and for all employees hired on or after January 1, 2000. Under the cash balance formula, benefits accumulate as a result of compensation credits and interest credits.  Employees hired before January 1, 2000 who elected to remain under the final average pay formula earn benefits based on years of credited service and the employee’s average annual base earnings received during the last three years of employment.

In addition to pension benefits, SCE&G participates in SCANA’s unfunded postretirement health care and life insurance programs which provide benefits to certain active and retired employees. Retirees share in a portion of their medical care cost. SCANA provides life insurance benefits to retirees at no charge. The costs of postretirement benefits other than pensions are accrued during the years the employees render the services necessary to be eligible for these benefits.

Changes in Benefit Obligations

The measurement date used to determine pension and other postretirement benefit obligations is December 31. Data related to the changes in the projected benefit obligation for retirement benefits and the accumulated benefit obligation for other postretirement benefits are presented below.

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2011	2010	2011	2010
Benefit obligation, January 1	$687.8	$667.4	$171.5	$171.4
Service cost	14.7	14.0	3.4	3.2
Interest cost	37.0	41.2	9.6	9.3
Plan participants’ contributions	—	—	2.5	2.4
Actuarial (gain) loss	2.6	(0.6)	5.6	(1.1)
Benefits paid	(37.1)	(34.2)	(11.2)	(11.4)
Amounts funded to parent	—	—	(3.0)	(2.3)
Benefit obligation, December 31	$705.0	$687.8	$178.4	$171.5

The accumulated benefit obligation for retirement benefits was $666.7 million at the end of 2011 and $649.0 million at the end of 2010. The accumulated retirement benefit obligation differs from the projected retirement benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Annual discount rate used to determine benefit obligation	5.25%	5.56%	5.35%	5.72%
Assumed annual rate of future salary increases for projected benefit obligation	4.00%	4.00%	4.00%	4.00%

An 8.2% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012. The rate was assumed to decrease gradually to 5.0% for 2020 and to remain at that level thereafter.

A one percent increase in the assumed health care cost trend rate would increase the postretirement benefit obligation at December 31, 2011 by $1.4 million and at December 31, 2010 by $1.4 million. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation at December 31, 2011 by $1.2 million and at December 31, 2010 by $1.3 million.

Funded Status

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2011	2010	2011	2010
Fair value of plan assets	$695.3	$745.2	—	—
Benefit obligations	705.0	687.8	$178.4	$171.5
Funded status (liability)	$(9.7)	$57.4	$(178.4)	$(171.5)

Amounts recognized on the consolidated balance sheets consist of:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2011	2010	2011	2010
Noncurrent asset	—	$57.4	—	—
Current liability	—	—	$(8.3)	$(8.9)
Noncurrent liability	$(9.7)	—	(170.1)	(162.6)

Amounts recognized in accumulated other comprehensive income (a component of common equity) as of December 31, 2011 and 2010 were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2011	2010	2011	2010
Net actuarial loss	$2.4	$1.8	$0.4	$0.3
Prior service cost	0.3	0.4	0.1	0.1
Total	$2.7	$2.2	$0.5	$0.4

In connection with the joint ownership of Summer Station, as of December 31, 2011 and 2010, SCE&G recorded within deferred debits $19.7 million and $13.0 million, respectively, attributable to Santee Cooper’s portion of shared pension costs. As of December 31, 2011 and 2010, SCE&G also recorded within deferred debits $11.4 million and $10.7 million, respectively, from Santee Cooper, representing its portion of the unfunded net postretirement benefit obligation.

Changes in Fair Value of Plan Assets

	Pension Benefits
Millions of dollars	2011	2010
Fair value of plan assets, January 1	$745.2	$660.7
Actual return on plan assets	(12.8)	118.7
Benefits paid	(37.1)	(34.2)
Fair value of plan assets, December 31	$695.3	$745.2

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

The pension plan asset allocation at December 31, 2011 and 2010 and the target allocation for 2012 are as follows:

	Percentage of Plan Assets
	Target Allocation	At December 31,
Asset Category	2012	2011	2010
Equity Securities	65%	65%	68%
Debt Securities	35%	35%	32%

For 2012, the expected long-term rate of return on assets will be 8.25%.  In developing the expected long-term rate of return assumptions, management evaluates the pension plan’s historical cumulative actual returns over several periods, and assumes an asset allocation of 65% with equity managers and 35% with fixed income managers. Management regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate.

Fair Value Measurements

Assets held by the pension plan are measured at fair value as described below. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2011 and 2010, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

		Fair Value Measurements at Reporting Date Using
Millions of dollars	December 31, 2011	Quoted Market Prices in Active Market for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2011
Common stock	$298	$298
Preferred stock	1	1
Mutual funds	169	19	$150
Short-term investment vehicles	21		21
Government agency securities	29		29
Corporate debt securities	47		47
Loans secured by mortgages	11		11
Municipals	4		4
Common collective trusts	34		34
Limited partnerships	21		21
Multi-strategy hedge funds	60			$60
	$695	$318	$317	$60
December 31, 2010
Common stock	$331	$331
Mutual funds	187	22	$165
Short-term investment vehicles	17		17
Government agency securities	47		47
Corporate debt securities	46		46
Loans secured by mortgages	8		8
Municipals	3		3
Common collective trusts	41		41
Limited partnerships	24	1	23
Multi-strategy hedge funds	41			$41
	$745	$354	$350	$41

The Pension Plan values common stock and certain mutual funds, where applicable, using unadjusted quoted prices from a national stock exchange, such as NYSE and NASDAQ, where the securities are actively traded. Other mutual funds, common collective trusts and limited partnerships are valued using the observable prices of the underlying fund assets based on trade data for identical or similar securities or from a national stock exchange for similar assets or broker quotes. Short-term investment vehicles are funds that invest in short-term fixed income instruments and are valued using observable prices of the underlying fund assets based on trade data for identical or similar securities. Government agency securities are valued using quoted market prices or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Corporate debt securities and municipals are valued based on recently executed transactions, using quoted market prices, or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Loans secured by mortgages are valued using observable prices based on trade data for identical or comparable instruments. Hedge funds are invested in a hedge fund of funds partnership that invests directly in multiple hedge fund strategies that are not traded on exchanges and do not trade on a daily basis. The valuation of this multi-strategy hedge fund is estimated based on the net asset value of the underlying hedge fund strategies using consistent valuation guidelines that account for variations that may impact their fair value. The estimated fair value is the price at which redemptions and subscriptions occur.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Millions of dollars	2011	2010
Beginning Balance	$41	$12
Unrealized gains (losses) included in changes in net assets	(1)	2
Purchases, issuances, and settlements	20	27
Transfers in or out of Level 3	—	—
Ending Balance	$60	$41

Expected Cash Flows

The total benefits expected to be paid from the pension plan or from SCE&G’s assets for the other postretirement benefits plan, respectively, are as follows:

Expected Benefit Payments

		Other Postretirement Benefits*
Millions of dollars	Pension Benefits	Excluding Medicare Subsidy	Including Medicare Subsidy
2012	$73.4	$8.7	$8.4
2013	66.8	9.2	9.0
2014	61.8	9.9	9.7
2015	63.3	10.5	10.2
2016	65.5	11.0	10.8
2017 - 2021	315.5	61.5	60.5

*                                         Net of participant contributions

Pension Plan Contributions

The pension trust is adequately funded under current regulations. No contributions have been required since 1997, and SCE&G does not anticipate making significant contributions to the pension plan until after 2012.

Net Periodic Benefit Cost (Income)

SCE&G records net periodic benefit cost (income) utilizing beginning of the year assumptions. Disclosures required for these plans are set forth in the following tables.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2011	2010	2009	2011	2010	2009
Service cost	$14.7	$14.0	$11.9	$3.4	$3.2	$2.8
Interest cost	37.0	41.2	42.0	9.6	9.3	9.5
Expected return on assets	(54.2)	(58.0)	(48.2)	n/a	n/a	n/a
Prior service cost amortization	6.0	6.6	6.6	0.8	0.8	0.8
Amortization of actuarial losses	10.4	15.1	22.3	0.3	—	—
Transition amount amortization	—	—	—	(0.1)	(0.1)	(0.1)
Net periodic benefit cost	$13.9	$18.9	$34.6	$14.0	$13.2	$13.0

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

Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2011	2010	2009	2011	2010	2009
Current year actuarial (gain)/loss	$0.7	$(28.9)	$(9.8)	$0.1	$—	$0.1
Amortization of actuarial losses	(0.1)	(1.8)	(3.6)	—	—	—
Amortization of prior service cost	(0.1)	—	—	—	—	—
Prior service cost OCI adjustment	—	0.4	—	—	—	—
Amortization of transition obligation	—	—	—	—	(0.1)	—
Total recognized in other comprehensive income	$0.5	$(30.3)	$(13.4)	$0.1	$(0.1)	$0.1

Significant Assumptions Used in Determining Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.56%	5.75%	6.45%	$5.72%	5.90%	6.45%
Expected return on plan assets	8.25%	8.50%	8.50%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend rate	n/a	n/a	n/a	8.00%	8.50%	8.00%
Ultimate health care cost trend rate	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year achieved	n/a	n/a	n/a	2017	2017	2015

The estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are as follows:

Millions of Dollars	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$0.1	—
Prior service cost	0.1	—
Total	$0.2	—

Other postretirement benefit costs are subject to annual per capita limits pursuant to plan design. As a result, the effect of a one-percent increase or decrease in the assumed health care cost trend rate on total service and interest cost is less than $100,000.

Stock Purchase Savings Plan

SCE&G participates in a SCANA-sponsored defined contribution plan in which eligible employees may participate. Eligible employees may defer up to 25% of eligible earnings subject to certain limits and may diversify their investments. Employee deferrals are fully vested and nonforfeitable at all times. SCE&G provides 100% matching contributions up to 6% of an employee’s eligible earnings. Total matching contributions made to the plan for 2011, 2010 and 2009 were $17.3 million, $16.6 million and $16.6 million, respectively, and were made in the form of SCANA common stock.

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

Liability Awards

The 2009-2011, 2010-2012, and 2011-2013 performance cycles provide for performance measurement and award determination on an annual basis, with payment of awards being deferred until after the end of the three-year performance cycle.  In each of the performance cycles, 20% of the performance award was granted in the form of restricted share units, which are liability awards payable in cash and are subject to forfeiture in the event of retirement or termination of employment prior to the end of the cycle, subject to exceptions for death, disability or change in control.  The remaining 80% of the award was made in performance shares. Each performance share has a value that is equal to, and changes with, the value of a share of SCANA common stock, and dividend equivalents are accrued on the performance shares. Payout of performance share awards was determined by SCANA’s performance against pre-determined measures of TSR as compared to a peer group of utilities (weighted 50%) and growth in “GAAP-adjusted net earnings per share from operations” (weighted 50%).  Payouts under the 2009-2011 performance cycle were earned for each year that performance goals were met during the three-year cycle.  Awards were designated as target shares of SCANA common stock and were paid in cash at SCANA’s discretion in February 2012.

Compensation cost of all these liability awards is recognized over their respective three-year performance periods based on the estimated fair value of the award, which is periodically updated based on expected ultimate cash payout, and is reduced by estimated forfeitures. Cash-settled liabilities related to similar prior programs were paid totaling $2.5 million in 2011, $2.4 million in 2010 and $1.7 million in 2009.

Fair value adjustments for performance awards resulted in compensation expense recognized in the statements of income totaling $4.0 million in 2011, $9.0 million in 2010 and $4.5 million in 2009. Fair value adjustments resulted in capitalized compensation costs of $0.2 million in 2011, $2.2 million in 2010 and $0.9 million in 2009.

Equity Awards

In the 2008-2010 performance cycle, 20% of the performance award was granted in the form of restricted (nonvested) shares rather than restricted share units.  A summary of activity related to these nonvested shares follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	74,588	$37.33
Forfeited	(2,399)	37.33
Nonvested at December 31, 2009	72,189	37.33
Vested	(72,189	37.33
Nonvested at December 31, 2010	—

Nonvested shares were granted at a price corresponding to the opening price of SCANA common stock on the date of the grant. As of December 31, 2010 all compensation cost related to nonvested share-based compensation arrangements under the Plan had been recognized.  SCE&G expensed compensation costs for nonvested shares of $0.1 million in each of 2010 and 2009.  Tax benefits and capitalized compensation costs in 2010 and 2009 were not significant.

A summary of activity related to nonqualified stock options follows:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding-January 1, 2009	106,464	$27.44
Exercised	(2,875)	27.50
Outstanding-December 31, 2009	103,589	27.44
Exercised	(53,246)	27.40
Outstanding-December 31, 2010	50,343	27.49
Exercised	(40,267)	27.48
Outstanding-December 31, 2011	10,076	27.52

No stock options were granted or forfeited and all options were fully vested during the periods presented.  The options expire ten years after their respective grant dates and all options currently outstanding will expire in 2012.  At December 31, 2011, all outstanding options were currently exercisable at a price of $27.52, and had a weighted-average remaining contractual life of less than one year.

The exercise of stock options during the periods presented were satisfied using original issue shares.  For the years ended December 31, 2011, 2010 and 2009, cash realized upon the exercise of options and related tax benefits were not significant.

10.                               COMMITMENTS AND CONTINGENCIES

Nuclear Insurance

Under Price-Anderson,  SCE&G (for itself and on behalf of Santee-Cooper, a one-third owner of Summer Station Unit 1) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the company’s nuclear power plant.  Price-Anderson provides funds up to $12.6 billion for public liability claims that could arise from a single nuclear incident.  Each nuclear plant is insured against this liability to a maximum of $375 million by ANI with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors.  Each reactor licensee is currently liable for up to $117.5 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $17.5 million of the liability per reactor would be assessed per year. SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station Unit 1, would be $78.3 million per incident, but not more than $11.7 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to the nuclear facility for property damage and outage costs up to $2.75 billion. In addition, a builder’s risk insurance policy has been purchased from NEIL for the construction of the New Units.  This policy provides the Owners up to $500 million in limits of accidental property damage occurring during construction. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premiums, SCE&G’s portion of the prospective premium assessment would not exceed $37.3 million.

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station Unit 1 exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer. SCE&G has no reason to anticipate a serious nuclear incident. However, if such an incident were to occur, it likely would have a material impact on the Consolidated SCE&G’s results of operations, cash flows and financial position.

Environmental

In December 2009, the EPA issued a final finding that atmospheric concentrations of GHG endanger public health and welfare within the meaning of Section 202(a) of the CAA. The rule, which became effective in January 2010, enables the EPA to regulate GHG emissions under the CAA. The EPA has committed to issue new rules regulating such emissions in 2012.  Consolidated SCE&G expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the Cross-State Air Pollution Rule (CSAPR).  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and  aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. Air quality control installations that SCE&G and GENCO have already completed should assist the Company in complying with the Cross-State Air Pollution Rule and the reinstated CAIR.  The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

In 2005, the EPA issued the CAMR which established a mercury emissions cap and trade program for coal-fired power plants. Numerous parties challenged the rule and, on February 8, 2008, the United States Circuit Court for the District of Columbia vacated the rule for electric utility steam generating units.  In March 2011, the EPA proposed new standards for mercury and other specified air pollutants.  The rule, which becomes effective on April 16, 2012, provides up to four years for facilities to meet the standards.  The rule is currently being evaluated by the Company. Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

SCE&G has been named, along with 53 others, by the EPA as a PRP at the AER Superfund site located in Augusta, Georgia. The PRPs funded a Remedial Investigation and Risk Assessment which was completed and approved by the EPA and funded a Feasibility Study that was completed in 2010. A clean-up cost has been estimated and the PRPs have agreed to an allocation of those costs based primarily on volume and type of material each PRP sent to the site. SCE&G’s allocation did not have a material impact on its results of operations, cash flows or financial condition.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC. SCE&G anticipates that major remediation activities at these sites will continue until 2014 and will cost an additional $8.3 million.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates and insurance settlements.  At December 31, 2011, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $24.9 million and are included in regulatory assets.

Claims and Litigation

In May 2004, a purported class action lawsuit currently styled as Douglas E. Gressette and Mark Rudd, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Communications, Inc. was filed in South Carolina’s Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiffs alleged that SCE&G made improper use of certain electric transmission easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCE&G’s electricity-related internal communications and asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment.  While SCE&G and SCI believe their actions were consistent with governing law and the applicable documents granting easements and rights-of-way, this case, with Circuit Court approval in August 2010, has been settled as to all easements and rights of ways currently containing fiber optic communications lines in South Carolina.  This settlement did not have a material impact on Consolidated SCE&G’s results of operations, cash flows or financial condition.

Consolidated SCE&G is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without a material impact on Consolidated SCE&G’s results of operations, cash flows or financial condition.

Operating Lease Commitments

Consolidated SCE&G is obligated under various operating leases with respect to office space, furniture and equipment. Leases expire at various dates through 2057. Rent expense totaled approximately $10.8 million in 2011, $9.3 million in 2010 and $16.5 million in 2009. Future minimum rental payments under such leases are as follows:

Millions of dollars
2012	$7
2013	6
2014	2
2015	1
2016	—
Thereafter	21
Total	$37

Purchase Commitments

Consolidated SCE&G is obligated for purchase commitments that expire at various dates through 2034. Amounts expended for coal supply, nuclear fuel contracts, construction projects and other commitments totaled $717.8 million in 2011, $859.7 million in 2010 and $756.9 million in 2009. Future payments under such purchase commitments are as follows:

Millions of dollars
2012	$1,459
2013	965
2014	836
2015	767
2016	773
Thereafter	1,038
Total	$5,838

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

The legal obligations associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation relate primarily to Consolidated SCE&G’s regulated utility operations. As of December 31, 2011, Consolidated SCE&G has recorded an ARO of approximately $124 million for nuclear plant decommissioning (see Note 1) and an ARO of approximately $326 million for other conditional obligations related to generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments will be made many years in the future.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations is as follows:

Millions of dollars	2011	2010
Beginning balance	$478	$458
Liabilities incurred	—	1
Liabilities settled	(4)	(1)
Accretion expense	23	24
Revisions in estimated cash flows	(47)	(4)
Ending Balance	$450	$478

11.                               AFFILIATED TRANSACTIONS

CGT transports natural gas to SCE&G to serve retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $30.8 million in 2011, $32.0 million in 2010 and $30.4 million in 2009.  SCE&G had approximately $2.5 million and $2.1 million payable to CGT for transportation services at December 31, 2011 and December 31, 2010, respectively.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements. Such purchases totaled approximately $187.4 million in 2011, $182.5 million in 2010 and $160.8 million in 2009. SCE&G’s payables to SEMI for such purposes were $13.2 million and $16.1 million as of December 31, 2011 and 2010, respectively.

SCE&G owns 40% of Canadys Refined Coal, LLC and 10% of Cope Refined Coal, LLC, both involved in the manufacturing and selling of refined coal to reduce emissions. SCE&G accounts for these investments using the equity method. SCE&G’s receivables from these affiliates were $8.5 million at December 31, 2011 and insignificant at December 31, 2010.  SCE&G’s payables to these affiliates were $8.6 million at December 31, 2011 and insignificant at December 31, 2010.  SCE&G’s total purchases were $123.8 million in 2011 and $97.3 million in 2010. SCE&G’s total sales were $123.3 million in 2011 and $96.9 million in 2010.

Consolidated SCE&G participates in a utility money pool. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions was not significant for any period presented. At December 31, 2011 and 2010, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $58.5 million and $71.0 million, respectively.

An affiliate processes and pays invoices for Consolidated SCE&G and is reimbursed by them. Consolidated SCE&G owed $43.0 million and $39.8 million to the affiliate at December 31, 2011 and 2010, respectively, for invoices paid by the affiliate on behalf of Consolidated SCE&G.

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

Disclosure of Reportable Segments (Millions of dollars)

	Electric Operations	Gas Distribution	Adjustments/ Eliminations	Consolidated Total
2011
External Revenue	2,432	387	—	2,819
Operating Income	616	40	(2)	654
Interest Expense	23	—	181	204
Depreciation and Amortization	271	25	(10)	286
Segment Assets	8,222	622	2,193	11,037
Expenditures for Assets	806	60	(18)	848
Deferred Tax Assets	9	n/a	(1)	8

2010
External Revenue	$2,374	$441	$—	$2,815
Intersegment Revenue	554	52	(2)	604
Operating Income	22	—	164	186
Interest Expense	263	22	(14)	271
Depreciation and Amortization	7,882	590	2,102	10,574
Segment Assets	752	39	(20)	771
Expenditures for Assets	5	n/a	10	15
Deferred Tax Assets

2009
External Revenue	$2,149	$420	—	$2,569
Intersegment Revenue	—	2	$(2)	—
Operating Income	505	43	(1)	547
Interest Expense	15	—	149	164
Depreciation and Amortization	244	21	(10)	255
Segment Assets	7,312	558	1,943	9,813
Expenditures for Assets	817	39	(105)	751
Deferred Tax Assets	n/a	n/a	n/a	n/a

Management uses operating income to measure segment profitability for regulated operations and evaluates utility plant, net, for its segments. As a result, Consolidated SCE&G does not allocate interest charges, income tax expense or assets other than utility plant to its segments. Interest income is not reported by segment and is not material. Consolidated SCE&G’s deferred tax assets are netted with deferred tax liabilities for reporting purposes.

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

13.                               QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
2011 Millions of dollars
Total operating revenues	$704	$691	$797	$627	$2,819
Operating income	151	137	220	146	654
Net income attributable to SCE&G	68	59	117	62	306
2010 Millions of dollars
Total operating revenues	$722	$652	$777	$664	$2,815
Operating income	123	138	198	145	604
Net income attributable to SCE&G	62	60	106	62	290

PART II,

ITEMS 9, 9A AND 9B

PART III

AND

PART IV

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

SCANA:

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of SCANA’s management, including the CEO and CFO, of the effectiveness of the design and operation of SCANA’s disclosure controls and procedures. For purposes of this evaluation, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by SCANA in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to SCANA’s management, including the CEO and CFO, as appropriate to allow timely discussions regarding required disclosure. Based on that evaluation, SCANA’s management, including the CEO and CFO, concluded that SCANA’s disclosure controls and procedures were effective as of December 31, 2011. There has been no change in SCANA’s internal controls over financial reporting during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

Management’s Evaluation of Internal Control Over Financial Reporting:

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management is required to include in this Form 10-K an internal control report wherein management states its responsibility for establishing and maintaining adequate internal control structure and procedures for financial reporting and that it has assessed, as of December 31, 2011, the effectiveness of such structure and procedures. This management report follows.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of SCANA is responsible for establishing and maintaining adequate internal control over financial reporting. SCANA’s internal control system was designed by or under the supervision of SCANA’s management, including the CEO and CFO, to provide reasonable assurance to SCANA’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

SCANA’s management assessed the effectiveness of SCANA’s internal control over financial reporting as of December 31, 2011.  In making this assessment, SCANA used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, SCANA’s management believes that, as of December 31, 2011, internal control over financial reporting is effective based on those criteria.

SCANA’s independent registered public accounting firm has issued an attestation report on SCANA’s internal control over financial reporting. This report follows.

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SCANA Corporation

Cayce, South Carolina

We have audited the internal control over financial reporting of SCANA Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company, and our report dated February 29, 2012, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 29, 2012

SCE&G:

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of SCE&G’s management, including the CEO and CFO, of the effectiveness of the design and operation of SCE&G’s disclosure controls and procedures. For purposes of this evaluation, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by SCE&G in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to SCE&G’s management, including the CEO and CFO, as appropriate to allow timely discussions regarding required disclosure. Based on that evaluation, SCE&G’s management, including the CEO and CFO, concluded that SCE&G’s disclosure controls and procedures were effective as of December 31, 2011. There has been no change in SCE&G’s internal controls over financial reporting during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

Management’s Evaluation of Internal Control Over Financial Reporting:

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management is required to include in this Form 10-K an internal control report wherein management states its responsibility for establishing and maintaining adequate internal control structure and procedures for financial reporting and that it has assessed, as of December 31, 2011, the effectiveness of such structure and procedures. This management report follows.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of SCE&G is responsible for establishing and maintaining adequate internal control over financial reporting. SCE&G’s internal control system was designed by or under the supervision of SCE&G’s management, including the CEO and CFO, to provide reasonable assurance to SCE&G’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

SCE&G’s management assessed the effectiveness of SCE&G’s internal control over financial reporting as of December 31, 2011. In making this assessment, SCE&G used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, SCE&G’s management believes that, as of December 31, 2011, internal control over financial reporting is effective based on those criteria.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of SCANA’s executive officers is in Part I of this annual report at page 26. The other information required by Item 10 is incorporated herein by reference to the captions “NOMINEES FOR DIRECTORS,” “CONTINUING DIRECTORS,” “BOARD MEETINGS-COMMITTEES OF THE BOARD”, “GOVERNANCE INFORMATION-SCANA’s Code of Conduct & Ethics” and “OTHER INFORMATION-Section 16(a) Beneficial Ownership Reporting Compliance” in SCANA’s definitive proxy statement for the 2012 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the captions “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “COMPENSATION DISCUSSION AND ANALYSIS,” COMPENSATION COMMITTEE REPORT,” “SUMMARY COMPENSATION TABLE,” “2011 GRANTS OF PLAN-BASED AWARDS,” “OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END,” “2011 OPTION EXERCISES AND STOCK VESTED,” “PENSION BENEFITS,” “2011 NONQUALIFIED DEFERRED COMPENSATION,” and “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL,” under the heading “EXECUTIVE COMPENSATION” and the heading “2011 DIRECTOR COMPENSATION” in SCANA’s definitive proxy statement for the 2012 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated herein by reference to the caption “SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in SCANA’s definitive proxy statement for the 2012 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

Equity securities issuable under SCANA’s compensation plans at December 31, 2011 are summarized as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Long-Term Equity Compensation Plan	10,076	27.52	3,138,638
Non-Employee Director Compensation Plan	n/a	n/a	153,509
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	10,076	27.52	3,292,147

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the caption “RELATED PARTY TRANSACTIONS” in SCANA’s definitive proxy statement for the 2012 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

SCANA: The information required by Item 14 is incorporated herein by reference to “PROPOSAL 4-APPROVAL OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in SCANA’s definitive proxy statement for the 2012 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities and Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

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

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the aggregate fees, all of which were approved by the Audit Committee, charged to SCE&G and its consolidated affiliates for the fiscal years ended December 31, 2011 and 2010 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

	2011	2010
Audit Fees(1)	$1,754,899	$1,594,800
Audit-Related Fees(2)	66,957	66,713
Total Fees	$1,821,856	$1,661,513

(1)                                  Fees for audit services billed in 2011 and 2010 consisted of audits of annual financial statements, comfort letters, consents and other services related to SEC filings and accounting research.

(2)                                  Fees primarily for employee benefit plan audits for 2011 and 2010.

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

Schedule II—Valuation and Qualifying Accounts

(in millions)

		Additions
Description	Beginning Balance	Charged to Income	Charged to Other Accounts	Deductions from Reserves	Ending Balance
SCANA:
Reserves deducted from related assets on the balance sheet:
Uncollectible accounts
2011	$9	$17	—	$20	$6
2010	9	28	—	28	9
2009	11	17	—	19	9
Reserves other than those deducted from assets on the balance sheet:
Reserve for injuries and damages
2011	$5	$4	—	$3	$6
2010	7	1	—	3	5
2009	6	4	—	3	7

SCE&G:
Reserves deducted from related assets on the balance sheet:
Uncollectible accounts
2011	$3	$6	—	$6	$3
2010	3	6	—	6	3
2009	3	6	—	6	3
Reserves other than those deducted from assets on the balance sheet:
Reserve for injuries and damages
2011	$4	$2	—	$2	$4
2010	5	1	—	2	4
2009	5	3	—	3	5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SCANA CORPORATION

BY:	/s/ K. B. MARSH
K. B. Marsh, Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Director

DATE:	February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to the registrant and any subsidiaries thereof.

/s/ K. B. MARSH
K. B. Marsh, Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Director
(Principal Executive Officer)

/s/ J. E. ADDISON
J. E. Addison Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ J. E. SWAN, IV
J. E. Swan, IV Controller
(Principal Accounting Officer)

Other Directors*:
B. L. Amick	J. M. Micali
J. A. Bennett	L. M. Miller
S. A. Decker	J. W. Roquemore
D. M. Hagood	M. K. Sloan
J. W. Martin, III	H. C. Stowe

*                                         Signed on behalf of each of these persons by Ronald T. Lindsay, Attorney-in-Fact

DATE: February 29, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries or consolidated affiliates thereof.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

BY:	/s/ K. B. MARSH
K. B. Marsh, Chairman of the Board, Chief Executive Officer and Director

DATE:	February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to the registrant and any subsidiaries or consolidated affiliates thereof.

/s/ K. B. MARSH
K. B. Marsh, Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ J. E. ADDISON
J. E. Addison Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ J. E. SWAN, IV
J. E. Swan, IV Controller
(Principal Accounting Officer)

Other Directors*:
B. L. Amick	L. M. Miller
J. A. Bennett	J. W. Roquemore
S. A. Decker	M. K. Sloan
D. M. Hagood	H. C. Stowe
J. M. Micali

*                                         Signed on behalf of each of these persons by Ronald T. Lindsay, Attorney-in-Fact

DATE: February 29, 2012

EXHIBIT INDEX

Exhibit	Applicable to Form 10-K of
No.	SCANA	SCE&G	Description
3.01	X		Restated Articles of Incorporation of SCANA Corporation, as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)

3.02	X		Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)

3.03	X		Articles of Amendment effective April 25, 2011 (Filed as Exhibit 4.03 to Registration Statement No. 333-174796 and incorporated by reference herein)

3.04		X

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

First Supplemental Indenture dated as of November 1, 2009 to Indenture dated as of November 1, 1989 between SCANA Corporation and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York), as Trustee (Filed as Exhibit 99.01 to Registration Statement No. 333-174796 and incorporated by reference herein)

4.04	X

Junior Subordinated Indenture dated as of November 1, 2009 between SCANA Corporation and U.S. Bank National Association, as Trustee (Filed as Exhibit 99.02 to Registration Statement No. 333-174796 and incorporated by reference herein)

4.05	X

First Supplemental Indenture to Junior Subordinated Indenture referred to in Exhibit 4.04 dated as of November 1, 2009 (Filed as Exhibit 99.03 to Registration Statement No. 333-174796 and incorporated by reference herein)

4.06		X

Indenture dated as of April 1, 1993 from South Carolina Electric & Gas Company to The Bank of New York Mellon Trust Company, N. A. (as successor to NationsBank of Georgia, National Association), as Trustee (Filed as Exhibit 4-F to Registration Statement No. 33-49421 and incorporated by reference herein)

4.07		X	First Supplemental Indenture to Indenture referred to in Exhibit 4.06 dated as of June 1, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-49421 and incorporated by reference herein)

4.08		X	Second Supplemental Indenture to Indenture referred to in Exhibit 4.06 dated as of June 15, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-57955 and incorporated by reference herein)

Exhibit	Applicable to Form 10-K of
No.	SCANA	SCE&G	Description

10.01	X	X

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

10.02	X	X

Contract for AP1000 Fuel Fabrication and Related Services between Westinghouse Electric Company LLC and South Carolina Electric & Gas Company for V. C. Summer AP1000 Nuclear Plant Units 2 & 3 (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (Filed as Exhibit 10.01 to Form 10-Q/A for the quarter ended June 30, 2011 and incorporated by reference herein)

*10.03	X	X	SCANA Executive Deferred Compensation Plan (including amendments through December 31, 2009) (Filed as Exhibit 99.04 to Registration Statement No. 333-174796 and incorporated by reference herein)

*10.04	X	X	SCANA Supplemental Executive Retirement Plan (including amendments through December 31, 2009) (Filed as Exhibit 99.05 to Registration Statement No. 333-174796 and incorporated by reference herein)

*10.05	X	X	SCANA Director Compensation and Deferral Plan (including amendments through April 21, 2011) (Filed as Exhibit 4.05 to Registration Statement No. 333-174796 and incorporated by reference herein)

*10.06	X	X

SCANA Long-Term Equity Compensation Plan as amended and restated (including amendments through December 31, 2009) (Filed as Exhibit 99.06 to Registration Statement No. 333-174796 and incorporated by reference herein)

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

*10.10	X	X	Description of SCANA Whole Life Option (Filed as Exhibit 10-F for the year ended December 31, 1991, under cover of Form SE, Filed No. 1-8809 and incorporated by reference herein)

10.11		X	Service Agreement between SCE&G and SCANA Services, Inc., effective January 1, 2004 (Filed as Exhibit 99.10 to Registration Statement No. 333-174796 and incorporated by reference herein)

12.01	X		Statement Re Computation of Ratios (Filed herewith)

12.02		X	Statement Re Computation of Ratios (Filed herewith)

Exhibit	Applicable to Form 10-K of
No.	SCANA	SCE&G	Description

21.01	X		Subsidiaries of the registrant (Filed herewith under the heading “Corporate Structure” in Part I, Item I of this Form 10-K and incorporated by reference herein)

23.01	X		Consents of Experts and Counsel (Consent of Independent Registered Public Accounting Firm) (Filed herewith)

23.02		X	Consents of Experts and Counsel (Consent of Independent Registered Public Accounting Firm) (Filed herewith)

24.01	X		Power of Attorney (Filed herewith)

24.02		X	Power of Attorney (Filed herewith)

31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

32.01	X		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.02	X		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.03		X	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.04		X	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

101. INS**	X	X	XBRL Instance Document

101. SCH**	X	X	XBRL Taxonomy Extension Schema

101. CAL**	X	X	XBRL Taxonomy Extension Calculation Linkbase

101. DEF**	X	X	XBRL Taxonomy Extension Definition Linkbase

101. LAB**	X	X	XBRL Taxonomy Extension Label Linkbase

101. PRE**	X	X	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement

**

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.