Form 10-Q
period 2012-03-31
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2012-05-04
CIK 91882, 754737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at April 30, 2012
SCANA Corporation	Without Par Value	130,792,209
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

MARCH 31, 2012

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

(16)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(17)	labor disputes;

(18)	performance of SCANA’s pension plan assets;

(19)	changes in taxes;

(20)	inflation or deflation;

(21)	compliance with regulations;

(22)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(23)	the other risks and uncertainties described from time to time in the periodic reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
ARO	Asset Retirement Obligation
BLRA	Base Load Review Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of Westinghouse and Stone and Webster, Inc., a subsidiary of The Shaw Group, Inc.
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
DHEC	South Carolina Department of Health and Environmental Control
DSM Programs	Demand reduction and energy efficiency programs
DT	Dekatherms (one million BTUs)
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GWh	Gigawatt hour
LOC	Lines of credit
MGP	Manufactured Gas Plant
NASDAQ	The NASDAQ Stock Market, Inc.
NEIL	Nuclear Electric Insurance Limited
NCUC	North Carolina Utilities Commission
New Units	Nuclear Units 2 and 3 under construction at Summer Station
NRC	United States Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
Price-Anderson	Price-Anderson Indemnification Act
PRP	Potentially Responsible Party
PSNC Energy	Public Service Company of North Carolina, Incorporated
Retail Gas Marketing	SCANA Energy
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia

SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
Summer Station	V. C. Summer Nuclear Station
VIE	Variable Interest Entity
Westinghouse	Westinghouse Electric Company LLC

SCANA CORPORATION
FINANCIAL SECTION

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	March 31, 2012	December 31, 2011
Assets
Utility Plant In Service	$12,071	$12,000
Accumulated Depreciation and Amortization	(3,898)	(3,836)
Construction Work in Progress	1,694	1,482
Nuclear Fuel, Net of Accumulated Amortization	158	171
Goodwill, net of writedown of $230	230	230
Utility Plant, Net	10,255	10,047
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $135 and $131	304	305
Assets held in trust, net-nuclear decommissioning	87	84
Other investments	94	87
Nonutility Property and Investments, Net	485	476
Current Assets:
Cash and cash equivalents	27	29
Receivables, net of allowance for uncollectible accounts of $6 and $6	715	756
Inventories (at average cost):
Fuel and gas supply	312	313
Materials and supplies	128	129
Emission allowances	2	2
Prepayments and other	153	236
Deferred income taxes	22	26
Total Current Assets	1,359	1,491
Deferred Debits and Other Assets:
Regulatory assets	1,237	1,279
Other	244	241
Total Deferred Debits and Other Assets	1,481	1,520
Total	$13,580	$13,534

Millions of dollars	March 31, 2012	December 31, 2011
Capitalization and Liabilities
Common Equity	$3,977	$3,889
Long-Term Debt, net	4,862	4,622
Total Capitalization	8,839	8,511
Current Liabilities:
Short-term borrowings	585	653
Current portion of long-term debt	30	31
Accounts payable	342	374
Customer deposits and customer prepayments	95	103
Taxes accrued	53	154
Interest accrued	73	74
Dividends declared	65	63
Derivative financial instruments	27	77
Other	75	113
Total Current Liabilities	1,345	1,642
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,583	1,533
Deferred investment tax credits	39	40
Asset retirement obligations	479	474
Postretirement benefits	293	291
Regulatory liabilities	797	778
Other	205	265
Total Deferred Credits and Other Liabilities	3,396	3,381
Commitments and Contingencies (Note 9)	—	—
Total	$13,580	$13,534

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
Millions of dollars, except per share amounts	2012	2011
Operating Revenues:
Electric	$545	$558
Gas - regulated	277	362
Gas - nonregulated	285	361
Total Operating Revenues	1,107	1,281
Operating Expenses:
Fuel used in electric generation	181	211
Purchased power	6	2
Gas purchased for resale	366	512
Other operation and maintenance	175	170
Depreciation and amortization	89	86
Other taxes	52	52
Total Operating Expenses	869	1,033
Operating Income	238	248
Other Income (Expense):
Other income	14	13
Other expenses	(10)	(9)
Interest charges, net of allowance for borrowed funds used during construction of $2 and $2	(72)	(70)
Allowance for equity funds used during construction	3	3
Total Other Expense	(65)	(63)
Income Before Income Tax Expense	173	185
Income Tax Expense	52	57
Net Income	$121	$128
Per Common Share Data
Basic Earnings Per Share of Common Stock	$.93	$1.00
Diluted Earnings Per Share of Common Stock	$.91	$1.00
Weighted Average Common Shares Outstanding (millions)
Basic	130.3	127.9
Diluted	132.2	129.0
Dividends Declared Per Share of Common Stock	$.495	$.485

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2012	2011
Net Income	$121	$128
Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on cash flow hedging activities arising during period, net of tax expense (benefit) of $(2) and $1	(4)	2
Losses on cash flow hedging activities reclassified to net income, net of tax benefit of $6 and $3	10	5
Other Comprehensive Income	6	7
Total Comprehensive Income (1)	$127	$135

(1)  Accumulated other comprehensive loss totaled $88.1 million as of March 31, 2012 and $93.8 million as of December 31, 2011.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2012	2011
Cash Flows From Operating Activities:
Net income	$121	$128
Adjustments to reconcile net income to net cash provided from operating activities:
Earnings from equity method investments, net of distributions	—	1
Deferred income taxes, net	50	11
Depreciation and amortization	92	88
Amortization of nuclear fuel	13	9
Allowance for equity funds used during construction	(3)	(3)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	65	192
Inventories	(11)	17
Prepayments and other	68	83
Regulatory liabilities	1	(2)
Accounts payable	(18)	(146)
Taxes accrued	(101)	(99)
Interest accrued	(1)	—
Regulatory assets	41	14
Changes in other assets	(43)	—
Changes in other liabilities	(89)	(52)
Net Cash Provided From Operating Activities	185	241
Cash Flows From Investing Activities:
Property additions and construction expenditures	(321)	(295)
Proceeds from investments (including derivative collateral posted)	151	1
Purchase of investments (including derivative collateral posted)	(109)	(6)
Proceeds from interest rate contract settlement	13	—
Payments for interest rate contract settlement	(51)	—
Net Cash Used For Investing Activities	(317)	(300)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	26	25
Proceeds from issuance of long-term debt	494	379
Repayment of long-term debt	(259)	(309)
Dividends	(63)	(61)
Short-term borrowings, net	(68)	92
Net Cash Provided From Financing Activities	130	126
Net (Decrease) Increase In Cash and Cash Equivalents	(2)	67
Cash and Cash Equivalents, January 1	29	55
Cash and Cash Equivalents, March 31	$27	$122
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $2 and $2)	$74	$67
– Income taxes	—	—
Noncash Investing and Financing Activities:
Accrued construction expenditures	108	93

 See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2011. These are interim financial statements and, due to the seasonality of the Company’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

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

Reconciliations of the weighted average number of common shares for basic and dilutive purposes are as follows:

In Millions	2012	2011
Weighted Average Shares Outstanding - Basic	130.3	127.9
Net effect of dilutive equity forward shares	1.9	1.1
Weighted Average Shares - Diluted	132.2	129.0

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  Such counterparties held 27%  and 45% of PSNC Energy’s natural gas inventory at March 31, 2012 and December 31,2011, respectively, with a carrying value of $10.9 million and $28.7 million, respectively, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees.  No fees are received under supply service agreements.  The agreements expire at various times through March 31, 2013.

New Accounting Matters

Effective for the first quarter of 2012, the Company adopted accounting guidance that revises how comprehensive income is presented in its financial statements.  The adoption of this guidance has not impacted, and is not expected to impact, the Company's results of operations, cash flows or financial position.

Effective for the first quarter of 2012, the Company adopted accounting guidance that permits it to make a qualitative assessment about the likelihood of goodwill impairment each year.  Such an assessment was performed with respect to certain goodwill, and that assessment led the Company to determine that performing a two-step quantitative impairment test was unnecessary.  For other goodwill, the two-step quantitative test was performed. The adoption of this guidance has not impacted, and is not expected to impact, the Company's results of operations, cash flows or financial position.

Effective for the first quarter of 2012, the Company adopted accounting guidance that amended existing requirements for measuring fair value and for disclosing information about fair value measurements.  The adoption of this guidance has not impacted, and is not expected to impact, the Company's results of operations, cash flows or financial position.

2.	RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric

SCE&G's retail electric rates are established in part by using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In February 2012, SCE&G requested authorization to decrease the total fuel cost component of its retail electric rates to be effective the first billing cycle of May 2012. On March 15, 2012, SCE&G, ORS and SCEUC entered into a settlement agreement in which SCE&G agreed to recover an amount equal to its actual under-collected balance of base fuel and variable environmental costs as of April 30, 2012 in the next rate period beginning with the first billing cycle of May 2012. By order dated April 24, 2012, the SCPSC approved the settlement agreement.

On July 15, 2010, the SCPSC issued an order approving a 4.88% overall increase in SCE&G’s retail electric base rates and authorized an allowed return on common equity of 10.7%. The SCPSC’s order adopted various stipulations among SCE&G, the ORS and other intervening parties. Among other things, the SCPSC’s order provided for a $48.7 million credit to SCE&G’s customers over two years to be offset by accelerated recognition of previously deferred state income tax credits.

In 2010, the SCPSC approved the DSM Programs for SCE&G's customers, including the establishment of an annual rider, approved by the SCPSC, to allow recovery of the costs and lost net margin revenue associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G must submit annual filings to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits.  In January 2011, SCE&G submitted to the SCPSC its annual update on DSM Programs and rate rider. By order dated May 24, 2011, the SCPSC approved the updated rate rider, which became effective the first billing cycle of June 2011. In January 2012, SCE&G submitted to the SCPSC its annual update on DSM Programs and rate rider. By order dated April 25, 2012, the SCPSC approved the updated rate rider and authorized SCE&G to increase its rates to recover approximately $19.6 million related to DSM Programs as set forth in its petition. The increase becomes effective the first billing cycle of May 2012.

Electric – BLRA

The SCPSC has approved SCE&G’s combined application pursuant to the BLRA seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order relating to the proposed construction and operation by SCE&G and Santee Cooper of the New Units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement, and construction contract under which they are being built.  The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with schedules, estimates and projections, as approved by the SCPSC.

    On November 15, 2010, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost schedule that, among other things, incorporated then-identifiable capital costs of $173.9 million (SCE&G's portion in 2007 dollars), and by order dated May 16, 2011, the SCPSC approved the updated capital costs schedule as outlined in the petition.

 On February 29, 2012, SCE&G filed a petition with the SCPSC seeking an order approving a further updated capital cost and construction schedule that incorporates additional identifiable capital costs of approximately of $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications. That petition also includes increased capital costs of approximately $12 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure. Finally, that petition includes amounts of approximately $137 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel. That petition is expected to be recalled and replaced with a new petition which will include the costs arising from the resolution of the commercial claims discussed in Note 9 to the consolidated financial statements (e.g., those related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site).

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11.0%. The SCPSC has approved the following rate changes under the BLRA effective for bills rendered on and after October 30 in the following years:

Year	Increase	Amount (Millions)
2011	2.4%	$52.8
2010	2.3%	$47.3

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the following years:

Year	Action		Amount (Millions)
2011	2.1%	Increase	$8.6
2010	2.1%	Decrease	$10.4

SCE&G's natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G's gas purchasing policies and procedures was conducted in November 2011 before the SCPSC. The SCPSC issued an order in January 2012 finding that SCE&G's gas purchasing policies and practices during the review period of August 1, 2010 through July 31, 2011, were reasonable and prudent and authorized the suspension of SCE&G's natural gas hedging program.

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

 In March 2012, the NCUC approved a five cent per therm decrease in the cost of gas component of PSNC Energy's rates. The rate adjustment was effective with the first billing cycle in April 2012. In addition, in January 2012, the NCUC approved a five cent per therm decrease in the cost of gas component of PSNC Energy's rates. This rate adjustment was effective with the first billing cycle in February 2012.

In December 2011, in connection with PSNC Energy's 2011 Annual Prudence Review, the NCUC determined that PSNC Energy's gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12 months ended March 31, 2011. On February 2, 2012, the Public Staff of the NCUC filed a motion requesting the NCUC reconsider and modify its order by reassigning certain charges (totaling approximately $0.4 million) from the cost of gas. On April 4, 2012 the NCUC issued an order denying the Public Staff's motion for reconsideration.

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

Millions of dollars	March 31, 2012	December 31, 2011
Regulatory Assets:
Accumulated deferred income taxes	$243	$243
Under-collections - electric fuel adjustment clause	6	28
Environmental remediation costs	30	30
AROs and related funding	319	316
Franchise agreements	39	40
Deferred employee benefit plan costs	390	392
Planned major maintenance	—	6
Deferred losses on interest rate derivatives	134	154
Deferred pollution control costs	29	25
Other	47	45
Total Regulatory Assets	$1,237	$1,279

Regulatory Liabilities:
Accumulated deferred income taxes	$22	$23
Asset removal costs	671	662
Storm damage reserve	31	32
Monetization of bankruptcy claim	34	34
Deferred gains on interest rate derivatives	37	24
Other	2	3
Total Regulatory Liabilities	$797	$778

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Substantially all of these regulatory assets relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to approximately 70 years.  Similarly, accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are expected to be recovered in retail electric rates by April 2013.  SCE&G is allowed to accrue interest on the base fuel deferred balances through the recovery period.

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

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders.  A significant majority of these deferred costs are expected to be recovered through utility rates over average service periods of participating employees, or up to approximately 12 years, although recovery periods could become longer at the direction of the SCPSC.

Planned major maintenance related to certain fossil hydro turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved pursuant to specific SCPSC orders.  SCE&G collects $18.4 million annually for this purpose.  Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

Deferred losses or gains on interest rate derivatives represent the effective portions of changes in fair value and payments made or received upon termination of certain interest rate derivatives designated as cash flow hedges.  These amounts are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the installation of scrubbers at Wateree and Williams Stations pursuant to specific regulatory orders.  Such costs related to Williams Station amount to $9.3 million at March 31, 2012 and are being recovered through utility rates over approximately 30 years.  The remaining costs relate to Wateree Station, for which the Company will seek recovery in future proceedings before the SCPSC.  SCE&G is allowed to accrue interest on deferred costs related to Wateree Station.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates.  During the three months ended March 31, 2012 and 2011, SCE&G applied costs of $0.8 million and $0.7 million, respectively, to the reserve.  Pursuant to the SCPSC’s July 2010 retail electric rate order approving an electric rate increase, SCE&G suspended collection of storm damage reserve funds indefinitely.

The monetization of bankruptcy claim represents proceeds from the sale of a bankruptcy claim which are expected to be amortized into operating revenue through February 2024.

The SCPSC, the NCUC or the FERC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include, but are not limited to, certain costs which have not been approved for recovery by the SCPSC or by FERC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, the Company could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on the Company's results of operations, liquidity or financial position in the period the write-off would be recorded.

3.	COMMON EQUITY

Changes in common equity during the three months ended March 31, 2012 and 2011 were as follows:

Millions of dollars	2012	2011
Balance at January 1,	$3,889	$3,702
Common stock issued	26	25
Dividends declared	(65)	(62)
Comprehensive income	127	135
Balance as of March 31,	$3,977	$3,800

Authorized shares of common stock were 200 million as of March 31, 2012 and December 31, 2011.  Outstanding shares of common stock were 130.4 million and 127.4 million at March 31, 2012 and December 31, 2011, respectively.

In May 2010 SCANA entered into forward sales contracts for approximately 6.6 million common shares which, after being extended by amendment dated October 26, 2011, are to be settled no later than December 31, 2012.  There have been no shares issued under the forward sales contracts.

4.	LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In January 2012, SCANA issued $250 million of 4.125% medium term notes due February 1, 2022. Proceeds from the sale were used to retire SCANA's $250 million of 6.25% medium term notes due February 1, 2012.

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

Liquidity

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Lines of credit:
Committed long-term
Total	$300	$300	$1,100	$1,100	$100	$100
LOC advances	—	—	—	—	—	—
Weighted average interest rate	—%	—%	—%	—%	—%	—%
Outstanding commercial paper (270 or fewer days)	$117	$131	$468	$512	—	$10
Weighted average interest rate	0.85%	0.63%	0.50%	0.56%	—%	0.57%
Letters of credit supported by LOC	$3	$3	$0.3	$0.3	—	—
Available	$180	$166	$632	$588	$100	$90

SCANA, SCE&G (including Fuel Company) and PSNC Energy are parties to credit agreements in the amounts of $300 million, $1.1 billion, of which $400 million relates to Fuel Company, and $100 million, respectively, which expire October 23, 2015.  These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, fossil fuel, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10.0% of the aggregate $1.5 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provide 8.0%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provide 5.3%.  Three other banks provide the remaining 6.0%. These bank credit facilities support the issuance of commercial paper by SCANA, SCE&G (including Fuel Company) and PSNC Energy. When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCANA, SCE&G (including Fuel Company) and PSNC Energy.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

5.	INCOME TAXES

In connection with the change in method of accounting for certain repair costs in prior years, the Company had previously recorded approximately $38 million of unrecognized tax benefit. During the first quarter of 2012, new administrative guidance from the Internal Revenue Service was published. Under this guidance, the Company has recognized the entire $38 million of unrecognized tax benefit. Since this change was primarily a temporary difference, the recognition of this benefit did not have a significant effect on the Company's effective tax rate. No other material changes in the status of the Company's tax positions have occurred through March 31, 2012.

The Company recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses. In connection with the recognition of tax benefits described above, during the quarter ended March 31, 2012, the Company reversed $2 million of interest expense which had been accrued during 2011.

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

Commodity Derivatives

The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types.  Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations. Instruments designated as fair value hedges are used to mitigate exposure to fluctuating market prices created by fixed prices of stored natural gas.  The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options, and over-the-counter instruments such as options and swaps, which are typically offered by energy and financial institutions.  Cash settlements of commodity derivatives are classified as an operating activity in the condensed consolidated statements of cash flows.

PSNC Energy hedges natural gas purchasing activities using over-the-counter options and swaps and NYMEX futures and options.  PSNC Energy’s tariffs also include a provision for the recovery of actual gas costs incurred.  PSNC Energy records premiums, transaction fees, margin requirements and any realized gains or losses from its hedging program in deferred accounts as a regulatory asset or liability for the over- or under-recovery of gas costs.  These derivative financial instruments are not designated as hedges for accounting purposes.

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

As an accommodation to certain customers, SEMI, as part of its energy management services, offers fixed price supply contracts which are accounted for as derivatives.  These sales contracts are offset by the purchase of supply futures and swaps which are also accounted for as derivatives. Neither the sales contracts nor the supply futures and swaps are designated as hedges for accounting purposes.

Interest Rate Swaps

The Company uses interest rate swaps to manage interest rate risk and exposure to changes in the fair value attributable to changes in interest rates on certain debt issuances.  These swaps are designated as either fair value hedges or cash flow hedges.

The Company uses swaps to synthetically convert fixed rate debt to variable rate debt.  These swaps are designated as fair value hedges.  Periodic payments to or receipts from swap counterparties are recorded within interest expense and are classified as an operating activity in the consolidated statements of cash flows.  In addition, gains on certain swaps that were terminated prior to maturity of the underlying debt instruments are being amortized to interest expense over the life of the debt they hedged.

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

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in DT)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of March 31, 2012
Cash flow	—	4,141,000	27,592,275	31,733,275
Not designated (a)	10,100,000	—	30,427,609	40,527,609
Total (a)	10,100,000	4,141,000	58,019,884	72,260,884

As of December 31, 2011
Cash flow	—	6,566,000	29,861,763	36,427,763
Not designated (b)	9,080,000	—	31,943,563	41,023,563
Total (b)	9,080,000	6,566,000	61,805,326	77,451,326

(a)  Includes an aggregate 8,694,000 DT related to basis swap contracts in Energy Marketing.
(b)  Includes an aggregate 9,626,000 DT related to basis swap contracts in Energy Marketing.

The Company was party to interest rate swaps designated as fair value hedges with aggregate notional amounts of $3.2 million and $253.2 million at March 31, 2012 and December 31, 2011, respectively, and was party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $322.6 million and $822.6 million, respectively.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the consolidated balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (c)	Value	Location (c)	Value
As of March 31, 2012
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	—	Other current liabilities	$5
			Other deferred credits and other liabilities	80
Commodity contracts	Prepayments and other	$1	Prepayments and other	2
	Other current liabilities	1	Other current liabilities	7
			Other deferred credits and other liabilities	2
Total		$2		$96
Derivatives not designated as hedging instruments
Energy management contracts	Prepayments and other	$19	Prepayments and other	$3
	Other deferred debits and other assets	12	Other current liabilities	16
			Other deferred credits and other liabilities	11
Total		$31		$30

As of December 31, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$2	Other current liabilities	$55
			Other deferred credits and other liabilities	103
Commodity contracts	Other current liabilities	1	Prepayments and other	1
			Other current liabilities	10
			Other deferred credits and other liabilities	3
Total		$3		$172
Derivatives not designated as hedging instruments
Energy management contracts	Prepayments and other	$17	Prepayments and other	$3
	Other deferred debits and other assets	10	Other current liabilities	13
			Other deferred credits and other liabilities	9
Total		$27		$25

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

The effect of derivative instruments on the consolidated statements of income is as follows:

With regard to the Company's interest rate swaps designated as fair value hedges, the gains on those swaps and the losses on the hedged fixed rate debt are recognized in current earnings and included in interest expense. These gains and losses, combined with the amortization of deferred gains on previously terminated swaps as discussed above, resulted in increases (reductions) to interest expenses of $0.2 million and $(2.5) million for the three months ended March 31, 2012 and 2011, respectively.

Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Deferred	Gain (Loss) Reclassified from
Derivatives in Cash Flow	in Regulatory Accounts	Deferred Accounts into Income
Hedging Relationships	(Effective Portion)	(Effective Portion)
Millions of dollars		Location	Amount
Three Months Ended March 31, 2012
Interest rate contracts	$30	Interest expense	$(1)
Three Months Ended March 31, 2011
Interest rate contracts	$6	Interest expense	$(1)

	Gain (Loss)	Gain (Loss) Reclassified from
Derivatives in Cash Flow	Recognized in OCI,	Accumulated OCI into Income,
Hedging Relationships	net of tax	net of tax (Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Three Months Ended March 31, 2012
Interest rate contracts	$—	Interest expense	$(2)
Commodity contracts	(4)	Gas purchased for resale	(8)
Total	$(4)		$(10)
Three Months Ended March 31, 2011
Interest rate contracts	$3	Interest expense	$(1)
Commodity contracts	(1)	Gas purchased for resale	(4)
Total	$2		$(5)

As of March 31, 2012, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive loss to earnings arising from cash flow hedges will include approximately $4.9 million as an increase to gas cost and approximately $5.8 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of March 31, 2012, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2014.

Derivatives not designated as Hedging Instruments	Gain (Loss) Recognized in Income
Millions of dollars	Location	2012	2011
First Quarter
Commodity contracts	Gas purchased for resale	$(1)	$(1)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three months ended March 31, 2012 and 2011.

Credit Risk Considerations

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of March 31, 2012 and December 31, 2011, the Company has posted $94.0 million and $140.3 million, respectively, of collateral related to derivatives with contingent provisions that are in a net liability position.  Collateral related to the positions expected to close in the next 12 months is recorded in Prepayments and other on the consolidated balance sheets. Collateral related to the noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments were fully triggered as of March 31, 2012 and December 31, 2011, the Company would be required to post an additional $25.5 million and $50.7 million, respectively, of collateral to its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of March 31, 2012 and December 31, 2011 is $119.5 million and $191.0 million, respectively.

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

		Fair Value Measurements Using
		Quoted Prices in Active	Significant Other
		Markets for Identical Assets	Observable Inputs
Millions of dollars		(Level 1)	(Level 2)

Assets -	Available for sale securities	$8	—
	Energy management contracts	—	$31
	Commodity contracts	1	1
Liabilities -	Interest rate contracts	—	85
	Commodity contracts	2	9
	Energy management contracts	3	29
As of December 31, 2011
Assets -	Available for sale securities	$3	—
	Interest rate contracts	—	$2
	Commodity contracts	—	1
	Energy management contracts	—	27
Liabilities -	Interest rate contracts	—	158
	Commodity contracts	1	13
	Energy management contracts	—	26

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

Financial instruments for which the carrying amount may not equal estimated fair value at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,891.9	$5,669.6	$4,653.0	$5,479.2

    Fair values of long-term debt instruments are based on net present value calculations using independently sourced market data that incorporate a developed discount rate using similarly rated long-term debt, along with benchmark interest rates.  As such, the aggregate fair values presented above are considered to be “Level 2.”  Carrying values reflect the fair values of interest rate swaps designated as fair value hedges, based on discounted cash flow models with independently sourced market data.  Early settlement of long-term debt may not be possible or may not be considered prudent.

8.	EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011
Three months ended March 31,
Service cost	$4.8	$4.6	$1.3	$1.1
Interest cost	10.7	11.1	3.0	3.0
Expected return on assets	(14.8)	(16.2)	—	—
Prior service cost amortization	1.7	1.8	0.2	0.3
Transition obligation amortization	—	—	0.2	0.2
Amortization of actuarial loss	4.7	3.0	0.2	0.1
Net periodic benefit cost	$7.1	$4.3	$4.9	$4.7

No contribution to the pension trust will be necessary in or for 2012, nor will limitations on benefit payments apply.   As authorized by the SCPSC, SCE&G defers all pension expense or income related to retail electric and gas operations as a regulatory asset or liability, as applicable.  Costs totaling $3.7 million and $2.3 million were deferred for the three months ended March 31, 2012 and 2011, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Nuclear Insurance

Under Price-Anderson, SCE&G (for itself and on behalf of Santee-Cooper, a one-third owner of Summer Station Unit 1) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the Company's nuclear power plant. Price-Anderson provides funds up to $12.6 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $375 million by ANI with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is currently liable for up to $117.5 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $17.5 million of the liability per reactor would be assessed per year.  SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station Unit 1, would be $78.3 million per incident, but not more than $11.7 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with NEIL.  The policies provide coverage to the nuclear facility for property damage and outage costs up to $2.75 billion. In addition, a builder's risk insurance policy has been purchased from NEIL for the construction of the New Units. This policy provides the owners of the New Units up to $500 million in limits of accidental property damage occurring during construction. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses.  Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $37.3 million.

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

Environmental

SCE&G

On April 13, 2012, the EPA issued a proposed rule to establish a new source performance standard for GHG emissions from fossil fuel-fired electric generating units. If enacted, the proposed rule will limit emissions of carbon dioxide from new fossil fuel-fired electric utility generating units.  EPA's proposed rule covers only GHGs from new sources.  The Company is evaluating the proposed rule, but cannot predict when the rule will become final, if at all, or what conditions it may impose on the Company, if any.  The Company expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule replaces CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  The rule requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. Air quality control installations that SCE&G and GENCO have already completed should assist the Company in complying with CSAPR and the reinstated CAIR.  The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with CAIR, CSAPR, or other rules issued by the EPA in the future are expected to be recoverable through rates.

In 2005, the EPA issued the CAMR which established a mercury emissions cap and trade program for coal-fired power plants. Numerous parties challenged the rule and, on February 8, 2008, the United States Circuit Court for the District of Columbia vacated the rule for electric utility steam generating units.  In March 2011, the EPA proposed new standards for mercury and other specified air pollutants. The rule containing the proposed new standards, which became effective on April 16, 2012, provides up to four years for facilities to meet the standards. The rule is currently being evaluated by the Company. Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at these sites will continue until 2014 and will cost an additional $8.1 million, which is accrued in Other within Deferred Credits and Other Liabilities on the consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates and insurance settlements.  At March 31, 2012, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $24.5 million and are included in regulatory assets.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected.  PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs.  PSNC Energy has recorded a liability and associated regulatory asset of approximately $3.1 million, the estimated remaining liability at March 31, 2012. PSNC Energy expects to recover through rates any cost, net of insurance recovery, allocable to PSNC Energy arising from the remediation of these sites.

Nuclear Generation

SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117-MW nuclear generation units to be constructed at the site of Summer Station, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Under these agreements, SCE&G has the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium, for the design and construction of the New Units.   SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

On March 30, 2012, the NRC approved and issued COLs for the New Units. On April 19, 2012, SCE&G, on behalf of itself and as agent for Santee Cooper, issued a Full Notice to Proceed to the Consortium for construction of the New Units, allowing for the commencement of safety related aspects of the project. The first New Unit is scheduled for substantial completion in March 2017, and the second New Unit is scheduled for substantial completion in May 2018.

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that impact project budget and schedule, including those related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site.  These issues resulted in assertions of contractual entitlement to recover additional costs to be incurred. On March 29, 2012, SCE&G and the Consortium signed a preliminary agreement which set SCE&G's portion of these costs at approximately $138 million (in 2007 dollars). SCE&G anticipates that these additional costs, as well as other costs that may be identified from time to time, will be included in future rate filings and will be recoverable through rates.

On February 29, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule that incorporates additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures and certain minor design modifications. That petition also includes increased capital costs of approximately $12 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure. Finally, that petition includes amounts of approximately $137 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel. It is anticipated that this petition will be recalled and replaced with a new petition which will also include the $138 million of additional costs referred to above.

Schedule changes identified in connection with COL delays, as well as the additional costs described above, are likely to result in changes to the amounts and timing of capital expenditures to be reflected in future quarterly reports to the SCPSC under the BLRA and in annual rate filings.  The results of an evaluation of the impact of certain of these changes are expected to be identified in the quarterly report to be filed on May 15, 2012.

When the NRC issued the COLs for the New Units, it imposed two conditions on the COLs, with the first requiring inspection and testing of certain components of the New Units' passive cooling system, and the second requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units.  In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing.  These conditions and requirements are responsive to the NRC's Near-Term Task Force report titled “Recommendations for Enhancing Reactor Safety in the 21st Century.”  This report was prepared in the wake of the March 2011 tsunami resulting from a massive earthquake, which severely damaged several nuclear generating units and their back-up cooling systems in Japan.  SCE&G is evaluating the impact these conditions and requirements impose on the construction and operation of the New Units.  SCE&G cannot predict what additional regulatory or other outcomes may be implemented in the United States, or how such initiatives would impact SCE&G's existing Summer Station or the construction or operation of the New Units.

As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units. Santee Cooper has entered into letters of intent with several parties that may result in one or more of them executing a power purchase agreement or acquiring a portion of Santee Cooper's ownership interest in the New Units. SCE&G is unable to predict whether any change in Santee Cooper's ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units. Any such project cost increase or delay could be material.

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

	External	Intersegment	Operating	Net	Segment
Millions of dollars	Revenue	Revenue	Income	Income	Assets
Three Months Ended March 31, 2012
Electric Operations	$545	$2	$127	n/a	$8,449
Gas Distribution	274	—	83	n/a	2,277
Retail Gas Marketing	153	—	n/a	$11	157
Energy Marketing	132	26	n/a	2	95
All Other	11	106	7	5	1,337
Adjustments/Eliminations	(8)	(134)	21	103	1,265
Consolidated Total	$1,107	$—	$238	$121	$13,580

Three Months Ended March 31, 2011
Electric Operations	$558	$2	$122	n/a	$8,002
Gas Distribution	360	—	84	n/a	2,177
Retail Gas Marketing	202	—	n/a	$22	201
Energy Marketing	158	45	n/a	1	95
All Other	10	102	5	1	1,262
Adjustments/Eliminations	(7)	(149)	37	104	1,136
Consolidated Total	$1,281	$—	$248	$128	$12,873

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2011.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
AS COMPARED TO THE CORRESPONDING PERIOD IN 2011

Earnings Per Share

Earnings per share was as follows:

Millions of dollars	2012	2011
Basic earnings per share	$0.93	$0.00
Diluted earnings per share	$0.91	$0.00

Basic earnings per share decreased by $.07 due to lower gas margin, $.03 due to higher operating expenses, $.02 due to higher depreciation expense, $.01 due to higher interest expense and by dilution from additional shares outstanding of $.02.  These decreases were partially offset by $.07 due to higher electric margin and $.01 due to other.

Diluted Earnings Per Share

In May 2010, SCANA entered into equity forward contracts for approximately 6.6 million common shares. During periods when the average market price of SCANA’s common stock is above the per share adjusted forward sales price, the Company computes diluted earnings per share giving effect to this dilutive potential common stock using the treasury stock method.

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2012:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 15, 2012	$0.495	March 10, 2012	April 1, 2012
May 3, 2012	$0.495	June 11, 2012	July 1, 2012

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2012	% Change	2011
Operating revenues	$547.4	(2.3)%	$560.3
Less: Fuel used in generation	182.7	(14.1)%	212.6
Purchased power	5.7	147.8%	2.3
Margin	$359.0	3.9%	$345.4

Margin increased primarily due to a $12.7 million increase in base rates approved by the SCPSC under the BLRA.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2012	% Change	2011
Residential	1,691	(17.8)%	2,058
Commercial	1,644	(0.4)%	1,650
Industrial	1,385	(2.2)%	1,416
Other	135	6.3%	127
Total Retail Sales	4,855	(7.5)%	5,251
Wholesale	634	31.8%	481
Total Sales	5,489	(4.2)%	5,732

Retail sales volume decreased primarily due to the effects of milder weather. The increase in wholesale sales is due to higher contract utilization by a specific wholesale customer.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2012	% Change	2011
Operating revenues	$274.6	(23.7)%	$359.8
Less: Gas purchased for resale	128.6	(40.3)%	215.5
Margin	$146.0	1.2%	$144.3

Sales volumes (in DT) by class, including transportation, were as follows:

Classification (in thousands)	2012	% Change	2011
Residential	15,026	(26.0)%	20,309
Commercial	8,366	(19.2)%	10,350
Industrial	5,446	2.3%	5,326
Transportation	10,223	6.8%	9,574
Total	39,061	(14.3)%	45,559

Margin at PSNC Energy increased by $1.5 million primarily due to 1.6% residential and commercial customer growth.  Total sales volumes decreased primarily due to decreased firm customer usage resulting from milder weather.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing revenues and net income were as follows:

Millions	2012	% Change	2011
Operating revenues	$152.8	(24.5)%	$202.4
Net Income	11.1	(48.6)%	21.6

Changes in operating revenues and net income are due to milder weather in 2012.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and net income were as follows:

Millions	2012	% Change	2011
Operating revenues	$158.2	(22.3)%	$203.6
Net Income	1.7	41.7%	1.2

Operating revenues are lower due to lower market prices.  Net income is higher due to increases in consumption.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2012	% Change	2011
Other operation and maintenance	$175.2	3.2%	$169.7
Depreciation and amortization	88.7	3.4%	85.8
Other taxes	52.6	1.5%	51.8

Other operation and maintenance expenses increased by $3.9 million due to higher generation, transmission and distribution expenses, by $3.5 million due to higher compensation and other benefits and by $1.0 million due to higher customer service expenses and general expenses. Depreciation and amortization expense increased in 2012 primarily due to a higher level of plant in service.  Other taxes increased primarily due to higher property taxes.

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

Income Taxes

Income taxes (and the effective rate) for the three months ended March 31, 2012 were lower than the same period in 2011 primarily due to lower income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item, partially offset by the higher recognition of certain previously deferred state income tax credits in 2011.
LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities.  The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  The Company’s ratio of earnings to fixed charges for the three and 12 months ended March 31, 2012 was 3.31 and 2.82, respectively.

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Lines of credit:
Committed long-term
Total	$300	$300	$1,100	$1,100	$100	$100
LOC advances	—	—	—	—	—	—
Weighted average interest rate	—%	—%	—%	—%	—%	—%
Outstanding commercial paper (270 or fewer days)	$117	$131	$468	$512	—	$10
Weighted average interest rate	0.85%	0.63%	0.50%	0.56%	—%	0.57%
Letters of credit supported by LOC	$3	$3	$0.3	$0.3	—	—
Available	$180	$166	$632	$588	$100	$90

SCANA, SCE&G (including Fuel Company) and PSNC Energy are parties to credit agreements in the amounts of $300 million, $1.1 billion, of which $400 million relates to Fuel Company, and $100 million, respectively, which expire October 23, 2015.  These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, fossil fuel, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10.0% of the aggregate $1.5 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provide 8.0%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provide 5.3%.  Three other banks provide the remaining 6.0%. These bank credit facilities support the issuance of commercial paper by SCANA, SCE&G (including Fuel Company) and PSNC Energy. When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCANA, SCE&G (including Fuel Company) and PSNC Energy.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

At March 31, 2012, the Company had net available liquidity of approximately $938.6 million.  The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of any outstanding balance on its draws from the credit facilities, while maintaining appropriate levels of liquidity.  The Company’s long-term debt portfolio has a weighted average maturity of approximately 18 years and bears an average cost of 6.0%.  A significant portion of long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCANA issued $26 million of stock during the three months ended March 31, 2012 through various compensation and dividend reinvestment plans.  Similar issuances are expected in future quarters. In addition, the Company expects to issue approximately 6.6 million common shares under forward sales contracts to be settled no later than December 31, 2012, which will result in net proceeds of approximately $196 million.

In January 2012, SCANA issued $250 million of 4.125% medium term notes due February 1, 2022. Proceeds from the sale were used to retire SCANA's $250 million of 6.25% medium term notes due February 1, 2012.

In January 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042. Proceeds from the sale were used to repay short-term debt primarily incurred as a result of our construction program, to finance capital expenditures and for general corporate purposes.

The Company paid approximately $38 million, net in 2012 to settle interest rate contracts associated with the issuance of long-term debt.

OTHER MATTERS

Nuclear Generation

SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117-MW nuclear generation units to be constructed at the site of Summer Station, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Under these agreements, SCE&G has the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium for the design and construction of the New Units.  SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

On March 30, 2012, the NRC approved and issued COLs for the New Units. On April 19, 2012, SCE&G, on behalf of itself and as agent for Santee Cooper, issued a Full Notice to Proceed to the Consortium for construction of the New Units, allowing for the commencement of safety related aspects of the project. The first New Unit is scheduled for substantial completion in March 2017, and the second New Unit is scheduled for substantial completion in May 2018.

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that impact project budget and schedule, including those related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site.  These issues resulted in assertions of contractual entitlement to recover additional costs to be incurred. On March 29, 2012, SCE&G and the Consortium signed a preliminary agreement which set SCE&G's portion of these costs at approximately $138 million (in 2007 dollars). SCE&G anticipates that these additional costs, as well as other costs that may be identified from time to time, will be included in future rate filings and will be recoverable through rates.

On February 29, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule that incorporates additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures and certain minor design modifications. That petition also includes increased capital costs of approximately $12 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure. Finally, that petition includes amounts of approximately $137 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel. It is anticipated that this petition will be recalled and replaced with a new petition which will include the $138 million of additional costs referred to above.

Schedule changes identified in connection with COL delays, as well as the additional costs described above, are likely to result in changes to the amounts and timing of capital expenditures to be reflected in future quarterly reports to the SCPSC under the BLRA and in annual rate filings.  The results of an evaluation of the impact of certain of these changes are expected to be identified in the quarterly report to be filed on May 15, 2012.

When the NRC issued the COLs for the New Units, it imposed two conditions on the COLs, with the first requiring inspection and testing of certain components of the New Units' passive cooling system, and the second requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units.  In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing.  These conditions and requirements are responsive to the NRC's Near-Term Task Force report titled “Recommendations for Enhancing Reactor Safety in the 21st Century.”  This report was prepared in the wake of the March 2011 tsunami resulting from a massive earthquake, which severely damaged several nuclear generating units and their back-up cooling systems in Japan.  SCE&G is evaluating the impact these conditions and requirements impose on the construction and operation of the New Units.  SCE&G cannot predict what additional regulatory or other outcomes may be implemented in the United States, or how such initiatives would impact SCE&G's existing Summer Station or the construction or operation of the New Units.

As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units. Santee Cooper has entered into letters of intent with several parties that may result in one or more of them executing a power purchase agreement or acquiring a portion of Santee Cooper's ownership interest in the New Units. SCE&G is unable to predict whether any change in Santee Cooper's ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units. Any such project cost increase or delay could be material.

For additional information related to environmental matters and claims and litigation, see Note 9 to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company's market risk exposures relative to interest rate risk have not changed materially compared with the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Interest rates on a significant portion of the Company's outstanding long-term debt, other than credit facility draws, are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives. The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.

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

Expected Maturity:
Futures Contracts			Options
				Purchased Call	Purchased Put	Sold Call	Sold Put
2012	Long	Short	2012	(Long)	(Short)	(Short)	(Long)
Settlement Price (a)	2.51	3.95	Strike Price (a)	4.07	2.40	2.80	2.40
Contract Amount (b)	14.3	—	Contract Amount (b)	23.5	0.3	0.3	0.3
Fair Value (b)	10.7	0.1	Fair Value (b)	0.5	—	—	—
2013			2013
Settlement Price (a)	3.38	—	Strike Price (a)	3.92	—	—	—
Contract Amount (b)	7.7	—	Contract Amount (b)	17.5	—	—	—
Fair Value (b)	7.1	—	Fair Value (b)	1.1	—	—	—
2014
Settlement Price (a)	3.99
Contract Amount (b)	0.1
Fair Value (b)	0.1
 (a)  Weighted average, in dollars
(b)  Millions of dollars

Swaps	2012	2013	2014	2015	2016
Commodity Swaps:
Pay fixed/receive variable (b)	52.3	28.1	12.2	12.1	6.7
Average pay rate (a)	4.1893	5.0493	5.2963	5.3108	5.0491
Average received rate (a)	2.5556	3.4379	3.9556	4.2582	4.5128
Fair value (b)	31.9	19.2	9.1	9.7	6.0
Pay variable/receive fixed (b)	28.8	18.5	9.0	9.7	6.0
Average pay rate (a)	2.5438	3.4395	3.9559	4.2582	4.5128
Average received rate (a)	4.0134	4.7643	5.3188	5.3208	5.0559
Fair value (b)	45.5	25.6	12.1	12.1	6.7
Basis Swaps:
Pay variable/receive variable (b)	14.1	10.7	—	—	—
Average pay rate (a)	2.5253	3.4372	—	—	—
Average received rate (a)	2.5091	3.4208	—	—	—
Fair value (b)	14.0	10.6	—	—	—
(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2012, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2012, SCANA’s disclosure controls and procedures were effective.  There has been no change in SCANA’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

Item 1. FINANCIAL STATEMENTS
SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	March 31, 2012	December 31, 2011
Assets
Utility Plant In Service	$10,376	$10,312
Accumulated Depreciation and Amortization	(3,425)	(3,367)
Construction Work in Progress	1,679	1,472
Nuclear Fuel, Net of Accumulated Amortization	158	171
Utility Plant, Net ($647 and $662 related to VIEs)	8,788	8,588
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	53	52
Assets held in trust, net - nuclear decommissioning	87	84
Other investments	5	2
Nonutility Property and Investments, Net	145	138
Current Assets:
Cash and cash equivalents	24	16
Receivables, net of allowance for uncollectible accounts of $3 and $3	478	482
Affiliated receivables	9	9
Inventories (at average cost):
Fuel and gas supply	222	196
Materials and supplies	119	120
Emission allowances	2	2
Prepayments and other	79	82
Deferred income taxes	7	8
Total Current Assets ($227 and $193 related to VIEs)	940	915
Deferred Debits and Other Assets:
Regulatory assets	1,164	1,206
Other	180	190
Total Deferred Debits and Other Assets ($60 and $61 related to VIEs)	1,344	1,396
Total	$11,217	$11,037

Millions of dollars	March 31, 2012	December 31, 2011
Capitalization and Liabilities
Common equity	$3,707	$3,665
Noncontrolling interest	109	108
Long-Term Debt, net	3,464	3,222
Total Capitalization	7,280	6,995
Current Liabilities:
Short-term borrowings	468	512
Current portion of long-term debt	19	19
Accounts Payable	252	231
Affiliated Payables	143	136
Customer deposits and customer prepayments	51	54
Taxes accrued	70	150
Interest accrued	51	54
Dividends declared	53	39
Derivative financial instruments	2	2
Other	37	61
Total Current Liabilities	1,146	1,258
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,414	1,371
Deferred investment tax credits	39	40
Asset retirement obligations	455	449
Postretirement benefits	181	179
Regulatory liabilities	590	575
Other	112	170
Total Deferred Credits and Other Liabilities	2,791	2,784
Commitments and Contingencies (Note 9)	—	—
Total	$11,217	$11,037

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2012	2011
Operating Revenues:
Electric	$547	$560
Gas	116	144
Total Operating Revenues	663	704
Operating Expenses:
Fuel used in electric generation	183	213
Purchased power	6	2
Gas purchased for resale	59	88
Other operation and maintenance	138	132
Depreciation and amortization	73	71
Other taxes	48	47
Total Operating Expenses	507	553
Operating Income	156	151
Other Income (Expense):
Other income	—	1
Other expenses	(4)	(4)
Interest charges, net of allowance for borrowed funds used during construction of $2 and $2	(51)	(50)
Allowance for equity funds used during construction	3	3
Total Other Expense	(52)	(50)
Income Before Income Tax Expense	104	101
Income Tax Expense	32	31
Net Income	72	70
Less Net Income Attributable to Noncontrolling Interest	3	2
Earnings Available to Common Shareholder	$69	$68

Dividends Declared on Common Stock	$53	$51

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2012	2011
Net Income	$72	$70
Other Comprehensive Income, net of tax:
Amortization of deferred employee benefit plan costs reclassified to net income	—	—
Total Comprehensive Income	72	70
Less comprehensive income attributable to noncontrolling interest	(3)	(2)
Comprehensive income available to common shareholder (1)	$69	$68

(1)  Accumulated other comprehensive loss totaled $3.2 million as of March 31, 2012 and $3.3 million as of December 31, 2011.

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2012	2011
Cash Flows From Operating Activities:
Net income	$72	$70
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	1	—
Deferred income taxes, net	44	8
Depreciation and amortization	73	74
Amortization of nuclear fuel	13	9
Allowance for equity funds used during construction	(3)	(3)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	28	107
Inventories	(38)	(13)
Prepayments and other	2	59
Regulatory assets	41	13
Regulatory liabilities	1	(1)
Accounts payable	15	(67)
Taxes accrued	(80)	(96)
Interest accrued	(3)	(2)
Changes in other assets	(1)	(4)
Changes in other liabilities	(78)	(36)
Net Cash Provided From Operating Activities	87	118
Cash Flows From Investing Activities:
Property additions and construction expenditures	(295)	(269)
Proceeds from investments (including derivative collateral posted)	52	1
Purchase of investments (including derivative collateral posted)	(50)	(2)
Proceeds from interest rate contract settlement	13	—
Net Cash Used For Investing Activities	(280)	(270)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	248	229
Repayment of long-term debt	(8)	(157)
Dividends	(39)	(54)
Contributions from parent	24	24
Short-term borrowings –affiliate, net	20	(2)
Short-term borrowings, net	(44)	105
Net Cash Provided From Financing Activities	201	145
Net Increase (Decrease) In Cash and Cash Equivalents	8	(7)
Cash and Cash Equivalents, January 1	16	31
Cash and Cash Equivalents, March 31	$24	$24
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $2 and $2)	$51	$47
– Income taxes	—	—
Noncash Investing and Financing Activities:
Accrued construction expenditures	103	84

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2011.  These are interim financial statements and, due to the seasonality of Consolidated SCE&G’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

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

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $489 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, fossil fuel and emission allowances. See also Note 4.

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

New Accounting Matter

Effective for the first quarter of 2012, Consolidated SCE&G adopted accounting guidance that revises how comprehensive income is presented in its financial statements.  The adoption of this guidance has not impacted, and is not expected to impact, Consolidated SCE&G's results of operations, cash flows or financial position.

Effective for the first quarter of 2012, Consolidated SCE&G adopted accounting guidance that amended existing requirements for measuring fair value and for disclosing information about fair value measurements.  The adoption of this guidance has not impacted, and is not expected to impact, Consolidated SCE&G's results of operations, cash flows or financial position.

2.	RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric

SCE&G's retail electric rates are established in part by using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In February 2012, SCE&G requested authorization to decrease the total fuel cost component of its retail electric rates to be effective the first billing cycle of May 2012. On March 15, 2012, SCE&G, ORS and SCEUC entered into a settlement agreement in which SCE&G agreed to recover an amount equal to its actual under-collected balance of base fuel and variable environmental costs as of April 30, 2012 in the next rate period beginning with the first billing cycle of May 2012. By order dated April 24, 2012, the SCPSC approved the settlement agreement.

On July 15, 2010, the SCPSC issued an order approving a 4.88% overall increase in SCE&G’s retail electric base rates and authorized an allowed return on common equity of 10.7%. The SCPSC’s order adopted various stipulations among SCE&G, the ORS and other intervening parties. Among other things, the SCPSC’s order provided for a $48.7 million credit to SCE&G’s customers over two years to be offset by accelerated recognition of previously deferred state income tax credits.

In 2010, the SCPSC approved the DSM Programs for SCE&G's customers, including the establishment of an annual rider, approved by the SCPSC, to allow recovery of the costs and lost net margin revenue associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G must submit annual filings to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits.  In January 2011, SCE&G submitted to the SCPSC its annual update on DSM Programs and rate rider. By order dated May 24, 2011, the SCPSC approved the updated rate rider, which became effective the first billing cycle of June 2011. In January 2012, SCE&G submitted to the SCPSC its annual update on DSM Programs and rate rider. By order dated April 25, 2012, the SCPSC approved the updated rate rider and authorized SCE&G to increase its rates to recover approximately $19.6 million related to DSM Programs as set forth in its petition. The increase becomes effective the first billing cycle of May 2012.

Electric – BLRA

The SCPSC has approved SCE&G’s combined application pursuant to the BLRA seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order relating to the proposed construction and operation by SCE&G and Santee Cooper of the New Units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement, and construction contract under which they are being built.  The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with schedules, estimates and projections, as approved by the SCPSC.

    On November 15, 2010, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost schedule that, among other things, incorporated then-identifiable capital costs of $173.9 million (SCE&G's portion in 2007 dollars), and by order dated May 16, 2011, the SCPSC approved the updated capital costs schedule as outlined in the petition.

 On February 29, 2012, SCE&G filed a petition with the SCPSC seeking an order approving a further updated capital cost and construction schedule that incorporates additional identifiable capital costs of approximately of $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications. That petition also includes increased capital costs of approximately $12 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure. Finally, that petition includes amounts of approximately $137 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel. That petition is expected to be recalled and replaced with a new petition which will include the costs arising from the resolution of the commercial claims discussed in Note 9 to the consolidated financial statements (e.g., those related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site).

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11.0%. The SCPSC has approved the following rate changes under the BLRA effective for bills rendered on and after October 30 in the following years:

Year	Increase	Amount (Millions)
2011	2.4%	$52.8
2010	2.3%	$47.3

Gas

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the following years:

Year	Action		Amount (Millions)
2011	2.1%	Increase	$8.6
2010	2.1%	Decrease	$10.4

SCE&G's natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G's gas purchasing policies and procedures was conducted in November 2011 before the SCPSC. The SCPSC issued an order in January 2012 finding that SCE&G's gas purchasing policies and practices during the review period of August 1, 2010 through July 31, 2011, were reasonable and prudent and authorized the suspension of SCE&G's natural gas hedging program.

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

Millions of dollars	March 31, 2012	December 31, 2011
Regulatory Assets:
Accumulated deferred income taxes	$238	$238
Under collections – electric fuel adjustment clause	6	28
Environmental remediation costs	25	25
AROs and related funding	303	301
Franchise agreements	39	40
Deferred employee benefit plan costs	346	348
Planned major maintenance	—	6
Deferred losses on interest rate derivatives	134	154
Deferred pollution control costs	29	25
Other	44	41
Total Regulatory Assets	$1,164	$1,206
Regulatory Liabilities:
Accumulated deferred income taxes	$22	$23
Asset removal costs	499	493
Storm damage reserve	31	32
Deferred gains on interest rate derivatives	37	24
Other	1	3
Total Regulatory Liabilities	$590	$575

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Substantially all of these regulatory assets relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to approximately 70 years.  Similarly, accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are expected to be recovered in retail electric rates by April 2013.  SCE&G is allowed to accrue interest on the base fuel deferred balances through the recovery period.

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

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders.  A significant majority of these deferred costs are expected to be recovered through utility rates over average service periods of participating employees, or up to approximately 12 years, although recovery periods could become longer at the direction of the SCPSC.

Planned major maintenance related to certain fossil hydro turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved pursuant to specific SCPSC orders.  SCE&G collects $18.4 million annually for this purpose.  Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

Deferred losses or gains on interest rate derivatives represent the effective portions of changes in fair value and payments made or received upon termination of certain interest rate derivatives designated as cash flow hedges.  These amounts are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the installation of scrubbers at Wateree and Williams Stations pursuant to specific regulatory orders.  Such costs related to Williams Station amount to $9.3 million at March 31, 2012 and are being recovered through utility rates over approximately 30 years.  The remaining costs relate to Wateree Station, for which SCE&G will seek recovery in future proceedings before the SCPSC.  SCE&G is allowed to accrue interest on deferred costs related to Wateree Station.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates.  During the three months ended March 31, 2012 and 2011, SCE&G applied costs of $0.8 million and $0.7 million, respectively, to the reserve.  Pursuant to the SCPSC’s July 2010 retail electric rate order approving an electric rate increase, SCE&G suspended collection of the storm damage reserve indefinitely.

The SCPSC or the FERC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include, but are not limited to, certain costs which have not been approved for recovery by the SCPSC or by FERC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by SCE&G. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, Consolidated SCE&G could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on Consolidated SCE&G's results of operations, liquidity or financial position in the period the write-off would be recorded.

3.	EQUITY

Changes in common equity during the three months ended March 31, 2012 and 2011 were as follows:

Millions of dollars	Common Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2012	$3,665	$108	$3,773
Capital contribution from parent	24	—	24
Dividends declared	(51)	(2)	(53)
Comprehensive income	69	3	72
Balance as of March 31, 2012	$3,707	$109	$3,816
Balance at January 1, 2011	$3,437	$104	$3,541
Capital contribution from parent	24	—	24
Dividends declared	(49)	(2)	(51)
Comprehensive income	68	2	70
Balance as of March 31, 2011	$3,480	$104	$3,584

Authorized shares of SCE&G common stock were 50 million as of March 31, 2012 and December 31, 2011.  Outstanding shares of common stock were 40.3 million at both March 31, 2012 and December 31, 2011. Authorized shares of SCE&G preferred stock were 20 million as of March 31, 2012 and December 31, 2011, of which 1,000 shares were issued and outstanding during all periods presented. All issued and outstanding shares of SCE&G's common and preferred stock were held by SCANA during all periods presented.

4.	LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

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

Liquidity

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

Millions of dollars	March 31, 2012	December 31, 2011
Lines of credit:
Committed long-term
Total	$1,100	$1,100
LOC advances	—	—
Weighted average interest rate	—	—
Outstanding commercial paper (270 or fewer days)	$468	$512
Weighted average interest rate	0.50%	0.56%
Letters of credit supported by LOC	$0.3	$0.3
Available	$632	$588

SCE&G and Fuel Company are parties to credit agreements in the amount of $1.1 billion, of which $400 million relates to Fuel Company, which expire October 23, 2015.  These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel

Company, to finance or refinance the purchase of nuclear fuel, fossil fuel, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10.0% of the aggregate $1.1 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provide 8.0%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provide 5.3%.  Three other banks provide the remaining 6.0%. These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company).  When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company).

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

5.	INCOME TAXES

In connection with the change in method of accounting for certain repair costs in prior years, Consolidated SCE&G had previously recorded approximately $38 million of unrecognized tax benefit. During the first quarter of 2012, new administrative guidance from the Internal Revenue Service was published. Under this guidance, Consolidated SCE&G has recognized the entire $38 million of unrecognized tax benefit. Since this change was primarily a temporary difference, the recognition of this benefit did not have a significant effect on Consolidated SCE&G's effective tax rate. No other material changes in the status of Consolidated SCE&G's tax positions have occurred through March 31, 2012.

Consolidated SCE&G recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses. In connection with the recognition of tax benefits described above, during the quarter ended March 31, 2012, Consolidated SCE&G reversed $2 million of interest expense which had been accrued during 2011.

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

Commodity Derivatives

SCE&G uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types.  Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations.  The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options, and over-the-counter instruments such as options and swaps, which are typically offered by energy and financial institutions.  Cash settlements of commodity derivatives are classified as an operating activity in the consolidated statements of cash flows.

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

Quantitative Disclosures Related to Derivatives

SCE&G was party to natural gas derivative contracts for 1,010,000 DT at March 31, 2012 and 2,490,000 DT at December 31, 2011.  Consolidated SCE&G was a party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $221.4 million at March 31, 2012 and $471.4 million at December 31, 2011.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the consolidated balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (a)	Value	Location (a)	Value
As of March 31, 2012
Derivatives designated as hedging instruments
Interest rate contracts			Other current liabilities	$2
			Other deferred credits and other liabilities	55
Total				$57
As of December 31, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$1	Other current liabilities	$2
			Other deferred credits and other liabilities	75
Total		$1		$77

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

The effect of derivative instruments on the consolidated statement of income is as follows:

		Gain (Loss) Reclassified from
Derivatives in Cash Flow	Gain (Loss) Deferred	Deferred Accounts into Income
Hedging Relationships	in Regulatory Accounts	(Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Three Months Ended March 31, 2012
Interest rate contracts	$30	Interest expense	$(1)
Three Months Ended March 31, 2011
Interest rate contracts	$6	Interest expense	$(1)

	Gain (Loss) Recognized in Income
Derivatives Not Designated as
Hedging Instruments
Millions of dollars	Location	Amount
Three Months Ended March 31, 2012
Commodity contracts	Gas purchased for resale	$(1)
Three Months Ended March 31, 2011
Commodity contracts	Gas purchased for resale	$(1)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing interest rate hedge ineffectiveness were insignificant for the three months ended March 31, 2012 and 2011.

Credit Risk Considerations

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that require Consolidated SCE&G to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of March 31, 2012 and December 31, 2011, Consolidated SCE&G has posted $39.1 million and $45.0 million, respectively, of collateral related to derivatives with contingent provisions that are in a net liability position.  Collateral related to the positions expected to close in the next 12 months are recorded in Prepayments and other on the consolidated balance sheets. Collateral related to the noncurrent positions are recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments were fully triggered as of March 31, 2012 and December 31, 2011, Consolidated SCE&G would be required to post an additional $17.8 million and $31.7 million, respectively, of collateral to its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of March 31, 2012 and December 31, 2011 is $56.9 million and $76.7 million, respectively.

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

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Millions of dollars		(Level 1)	(Level 2)

Assets -	Interest rate contracts	—	—
Liabilities-	Interest rate contracts	—	$57
As of December 31, 2011
Assets -	Interest rate contracts	—	$1
Liabilities -	Interest rate contracts	—	77

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

Financial instruments for which the carrying amount may not equal estimated fair value at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,482.6	$4,126.3	$3,241.5	$3,920.3

Fair values of long-term debt instruments are based on net present value calculations using independently sourced market data that incorporate a developed discount rate using similarly rated long-term debt, along with benchmark interest rates.  As such, the aggregate fair values presented above are considered to be “Level 2.”  Carrying values reflect the fair values of interest rate swaps designated as fair value hedges, based on discounted cash flow models with independently sourced market data.  Early settlement of long-term debt may not be possible or may not be considered prudent.

8.	EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Consolidated SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all regular, full-time employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  Components of net periodic benefit cost recorded by Consolidated SCE&G were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011
Three months ended March 31,
Service cost	$3.9	$3.7	$1.0	$0.9
Interest cost	9.1	9.4	2.4	2.4
Expected return on assets	(12.6)	(13.8)	—	—
Prior service cost amortization	1.4	1.5	0.2	0.2
Amortization of actuarial loss	4.0	2.6	0.1	—
Net periodic benefit cost	$5.8	$3.4	$3.7	$3.5

No contribution to the pension trust will be necessary in or for 2012, nor will limitations on benefit payments apply.   As authorized by the SCPSC, SCE&G defers all pension expense or income related to retail electric and gas operations as a regulatory asset or liability, as applicable. Costs totaling $3.7 million and $2.3 million were deferred for the three months ended March 31, 2012 and 2011, respectively.

9.	COMMITMENTS AND CONTINGENCIES

 Nuclear Insurance

Under Price-Anderson, SCE&G (for itself and on behalf of Santee-Cooper, a one-third owner of Summer Station Unit 1) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the Company's nuclear power plant. Price-Anderson provides funds up to $12.6 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $375 million by ANI with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is currently liable for up to $117.5 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $17.5 million of the liability per reactor would be assessed per year.  SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station Unit 1, would be $78.3 million per incident, but not more than $11.7 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with NEIL.  The policies provide coverage to the nuclear facility for property damage and outage costs up to $2.75 billion. In addition, a builder's risk insurance policy has been purchased from NEIL for the construction of the New Units. This policy provides the owners of the New Units up to $500 million in limits of accidental property damage occurring during construction. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses.  Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $37.3 million.

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

Environmental

On April 13, 2012, the EPA issued a proposed rule to establish a new source performance standard for GHG emissions from fossil fuel-fired electric generating units. If enacted, the proposed rule will limit emissions of carbon dioxide from new fossil fuel-fired electric utility generating units.  EPA's proposed rule covers only GHGs from new sources.  Consolidated SCE&G is evaluating the proposed rule, but cannot predict when the rule will become final, if at all, or what conditions it may impose on Consolidated SCE&G, if any.  Consolidated SCE&G expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule replaces CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  The rule requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. Air quality control installations that SCE&G and GENCO have already completed should assist Consolidated SCE&G in complying with CSAPR and the reinstated CAIR.  Consolidated SCE&G will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with CAIR, CSAPR, or other rules issued by the EPA in the future are expected to be recoverable through rates.

In 2005, the EPA issued the CAMR which established a mercury emissions cap and trade program for coal-fired power plants. Numerous parties challenged the rule and, on February 8, 2008, the United States Circuit Court for the District of Columbia vacated the rule for electric utility steam generating units.  In March 2011, the EPA proposed new standards for mercury and other specified air pollutants. The rule containing the proposed new standards, which became effective on April 16, 2012, provides up to four years for facilities to meet the standards. The rule is currently being evaluated by Consolidated SCE&G. Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at these sites will continue until 2014 and will cost an additional $8.1 million, which is accrued in Other within Deferred Credits and Other Liabilities on the consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates and insurance settlements.  At March 31, 2012, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $24.5 million and are included in regulatory assets.

Nuclear Generation

SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117-MW nuclear generation units to be constructed at the site of Summer Station, with SCE&G responsible for 0.55 percent of the cost and receiving 0.55 percent of the output, and Santee Cooper responsible for and receiving the remaining 0.45 percent.  Under these agreements, SCE&G has the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium, for the design and construction of the New Units.   SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

On March 30, 2012, the NRC approved and issued COLs for the New Units. On April 19, 2012, SCE&G, on behalf of itself and as agent for Santee Cooper, issued a Full Notice to Proceed to the Consortium for construction of the New Units, allowing for the commencement of safety related aspects of the project. The first New Unit is scheduled for substantial completion in March 2017, and the second New Unit is scheduled for substantial completion in May 2018.

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that impact project budget and schedule, including those related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site.  These issues resulted in assertions of contractual entitlement to recover additional costs to be incurred. On March 29, 2012, SCE&G and the Consortium signed a preliminary agreement which set SCE&G's portion of these costs at approximately $138 million (in 2007 dollars). SCE&G anticipates that these additional costs, as well as other costs that may be identified from time to time, will be included in future rate filings and will be recoverable.

On February 29, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule that incorporates additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures and certain minor design modifications. That petition also includes increased capital costs of approximately $12 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure. Finally, that petition includes amounts of approximately $137 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel. It is anticipated that this petition will be recalled and replaced with a new petition which will also include the $138 million of additional costs referred to above.

Schedule changes identified in connection with COL delays, as well as the additional costs described above, are likely to result in changes to the amounts and timing of capital expenditures to be reflected in future quarterly reports to the SCPSC under the BLRA and in annual rate filings.  The results of an evaluation of the impact of certain of these changes are expected to be identified in the quarterly report to be filed on May 15, 2012.

When the NRC issued the COLs for the New Units, it imposed two conditions on the COLs, with the first requiring inspection and testing of certain components of the New Units' passive cooling system, and the second requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units.  In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing.  These conditions and requirements are responsive to the NRC's Near-Term Task Force report titled “Recommendations for Enhancing Reactor Safety in the 21st Century.”  This report was prepared in the wake of the March 2011 tsunami resulting from a massive earthquake, which severely damaged several nuclear generating units and their back-up cooling systems, in Japan.  SCE&G is evaluating the impact these conditions and requirements impose on the construction and operation of the New Units.  SCE&G cannot predict what additional regulatory or other outcomes may be implemented in the United States, or how such initiatives would impact SCE&G's existing Summer Station or the construction or operation of the New Units.

As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units. Santee Cooper has entered into letters of intent with several parties that may result in one or more of them executing a power purchase agreement or acquiring a portion of Santee Cooper's ownership interest in the New Units. SCE&G is unable to predict whether any change in Santee Cooper's ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units. Any such project cost increase or delay could be material.

10.	AFFILIATED TRANSACTIONS

CGT transports natural gas to SCE&G to serve SCE&G’s retail gas customers and certain electric generation requirements.  Transportation services totaled approximately $10.0 million and $7.9 million for the three months ended March 31, 2012 and 2011, respectively.  SCE&G had approximately $3.1 million and $2.5 million payable to CGT for transportation services at March 31, 2012 and December 31, 2011, respectively.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $25.4 million and $45.4 million for the three months ended March 31, 2012 and 2011, respectively.  SCE&G’s payables to SEMI for such purposes were $3.5 million and $13.2 million as of March 31, 2012 and December 31, 2011, respectively.

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and selling of refined coal to reduce emissions. SCE&G owned 10% of Cope Refined Coal, LLC through December 31, 2011. SCE&G accounts for these investments using the equity method.  SCE&G’s receivables from these affiliates were $8.7 million at March 31, 2012 and $8.5 million at December 31, 2011.  SCE&G’s payables to these affiliates were $8.8 million at March 31, 2012 and $8.6 million at December 31, 2011.  SCE&G’s total purchases were $27.1 million and $13.0 million for the three months ended March 31, 2012 and 2011, respectively.  SCE&G’s total sales were $26.9 million and $12.9 million for the three months ended March 31, 2012 and 2011, respectively.

Consolidated SCE&G participates in a utility money pool.  Money pool borrowings and investments bear interest at short-term market rates.  Consolidated SCE&G’s interest income and expense from money pool transactions was not significant for the three months ended March 31, 2012 or 2011.  At March 31, 2012 and December 31, 2011, Consolidated SCE&G owed an affiliate $78.6 million and $58.5 million, respectively.

11.	SEGMENT OF BUSINESS INFORMATION

Consolidated SCE&G’s reportable segments are listed in the following table.  Consolidated SCE&G uses operating income to measure profitability for its regulated operations.  Therefore, earnings available to common shareholder are not allocated to the Electric Operations and Gas Distribution segments.  Intersegment revenues were not significant.

	External	Operating Income	Earnings Available to Common	Segment
Millions of Dollars	Revenue	(Loss)	Shareholder	Assets
Three Months Ended March 31, 2012
Electric Operations	$547	$127	n/a	$8,449
Gas Distribution	116	29	n/a	627
Adjustments/Eliminations	—	—	$69	2,140
Consolidated Total	$663	$156	$69	$11,216
Three Months Ended March 31, 2011
Electric Operations	$560	$122	n/a	$8,002
Gas Distribution	144	30	n/a	587
Adjustments/Eliminations	—	(1)	$68	1,946
Consolidated Total	$704	$151	$68	$10,535

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
AS COMPARED TO THE CORRESPONDING PERIOD IN 2011

Net Income

Net income for Consolidated SCE&G was as follows:

Millions of dollars	2012	% Change	2011
Net income	$71.6	1.8%	70.3

Net income increased by higher electric margin of $9.3 million.  This increase was partially offset by $3.9 million due to higher operation and maintenance expenses, higher depreciation expense of $1.6 million, higher property taxes of $0.6 million and higher interest expense of $0.6 million.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA) during 2012:

Declaration Date	Amount	Quarter Ended	Payment Date
February 15, 2012	$53.4 million	March 31, 2012	April 1, 2012
May 3, 2012	$54.1 million	June 30, 2012	July 1, 2012

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars		2012	% Change	2011
Operating revenues		$547.4	(2.3)%	$560.3
Less:	Fuel used in electric generation	182.7	(14.1)%	212.6
	Purchased power	5.7	147.8%	2.3
Margin		$359.0	3.9%	$345.4

Margin increased primarily due to $12.7 million increase in base rates approved by the SCPSC under the BLRA.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2012	% Change	2011
Residential	1,691	(17.8)%	2,058
Commercial	1,644	(0.4)%	1,650
Industrial	1,385	(2.2)%	1,416
Other	135	6.3%	127
Total Retail Sales	4,855	(7.5)%	5,251
Wholesale	634	31.8%	481
Total Sales	5,489	(4.2)%	5,732

Retail sales volume decreased primarily due to the effects of milder weather. The increase in wholesale sales volumes is due to higher contract utilization by a specific wholesale customer.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2012	% Change	2011
Operating revenues	$115.7	(19.7)%	$144.1
Less: Gas purchased for resale	59.2	(32.6)%	87.8
Margin	$56.5	0.4%	$56.3

Sales volumes (in DT) by class, including transportation, were as follows:

Classification (in thousands)	2012	% Change	2011
Residential	4,619	(29.3)%	6,532
Commercial	3,579	(16.3)%	4,277
Industrial	4,843	8.4%	4,467
Transportation	1,304	9.4%	1,192
Total	14,345	(12.9)%	16,468

Total sales volumes decreased primarily due to lower firm customer usage as a result of milder weather.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2012	% Change	2011
Other operation and maintenance	$138.4	4.8%	$132.0
Depreciation and amortization	73.1	3.1%	70.9
Other taxes	47.7	0.6%	47.4

Other operation and maintenance expenses increased by $6.7 million due to higher generation, transmission and distribution expenses, by $0.7 due to higher compensation and benefits and by $2.0 million due to higher customer service expenses and general expenses. Depreciation and amortization expense increased in 2012 primarily due to a higher level of plant in service.  Other taxes increased primarily due to higher property taxes.

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

Income Taxes

Income taxes (and the effective tax rate) for the three months ended March 31, 2012 were higher than the same period in 2011 primarily due to higher income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item, as well as by the recognition of certain previously deferred state income tax credits which were higher in 2011.
LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short- and long-term indebtedness.  Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the three and 12 months ended March 31, 2012 was 2.98 and 3.14, respectively.

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

Millions of dollars	March 31, 2012	December 31, 2011
Lines of credit:
Committed long-term
Total	$1,100	$1,100
LOC advances	$—	$—
Weighted average interest rate	—%	—%
Outstanding commercial paper (270 or fewer days)	$468	$512
Weighted average interest rate	0.50%	0.56%
Letters of credit supported by LOC	$0.3	$0.3
Available	$632	$588

SCE&G and Fuel Company are parties to credit agreements in the amount of $1.1 billion, of which $400 million relates to Fuel Company, which expire October 23, 2015.  These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, fossil fuel, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10.0% of the aggregate $1.1 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provide 8.0%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provide 5.3%.  Three other banks provide the remaining 6.0%. These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company). When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company).

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

At March 31, 2012, Consolidated SCE&G had net available liquidity of approximately $656.0 million.  Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of any outstanding balance on its draws from the credit facilities, while maintaining appropriate levels of liquidity.  Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 19 years and bears an average cost of 6.0%.  A significant portion of long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

In January 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042. Proceeds from the sale were used to repay short-term debt primarily incurred as a result of our construction program, to finance capital expenditures and for general corporate purposes.

SCE&G received approximately $13 million in 2012 from the settlement of interest rate contracts associated with the issuance of long-term debt.

OTHER MATTERS

Nuclear Generation

SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117-MW nuclear generation units to be constructed at the site of Summer Station, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  Under these agreements, SCE&G has the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium for the design and construction of the New Units.  SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

On March 30, 2012, the NRC approved and issued COLs for the New Units. On April 19, 2012, SCE&G, on behalf of itself and as agent for Santee Cooper, issued a Full Notice to Proceed to the Consortium for construction of the New Units, allowing for the commencement of safety related aspects of the project. The first New Unit is scheduled for substantial completion in March 2017, and the second New Unit is scheduled for substantial completion in May 2018.

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that impact project budget and schedule, including those related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site.  These issues resulted in assertions of contractual entitlement to recover additional costs to be incurred. On March 29, 2012, SCE&G and the Consortium signed a preliminary agreement which set SCE&G's portion of these costs at approximately $138 million (in 2007 dollars). SCE&G anticipates that these additional costs, as well as other costs that may be identified from time to time, will be included in future rate filings and will be recoverable through rates.

On February 29, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule that incorporates additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures and certain minor design modifications. That petition also includes increased capital costs of approximately $12 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure. Finally, that petition includes amounts of approximately $137 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel. It is anticipated that this petition will be recalled and replaced with a new petition which will include the $138 million of additional costs referred to above.

Schedule changes identified in connection with COL delays, as well as the additional costs described above, are likely to result in changes to the amounts and timing of capital expenditures to be reflected in future quarterly reports to the SCPSC under the BLRA and in annual rate filings.  The results of an evaluation of the impact of certain of these changes are expected to be identified in the quarterly report to be filed on May 15, 2012.

When the NRC issued the COLs for the New Units, it imposed two conditions on the COLs, with the first requiring inspection and testing of certain components of the New Units' passive cooling system, and the second requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units.  In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing.  These conditions and requirements are responsive to the NRC's Near-Term Task Force report titled “Recommendations for Enhancing Reactor Safety in the 21st Century.”  This report was prepared in the wake of the March 2011 tsunami resulting from a massive earthquake, which severely damaged several nuclear generating units and their back-up cooling systems in Japan.  SCE&G is evaluating the impact these conditions and requirements impose on the construction and operation of the New Units.  SCE&G cannot predict what additional regulatory or other outcomes may be implemented in the United States, or how such initiatives would impact SCE&G's existing Summer Station or the construction or operation of the New Units.

As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units. Santee Cooper has entered into letters of intent with several parties that may result in one or more of them executing a power purchase agreement or acquiring a portion of Santee Cooper's ownership interest in the New Units. SCE&G is unable to predict whether any change in Santee Cooper's ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units. Any such project cost increase or delay could be material.

For additional information related to environmental matters and claims and litigation, see Note 9 to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - Consolidated SCE&G's market risk exposures relative to interest rate risk have not changed materially compared with SCE&G's Annual Report on Form 10-K for the year ended December 31, 2011. Interest rates on a significant portion of Consolidated SCE&G's outstanding long-term debt, other than credit facility draws, are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives. Consolidated SCE&G is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.

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

Expected Maturity:
Options
Purchased Call
2012	(Long)
Strike Price (a)	4.17
Contract Amount (b)	4.2
Fair Value (b)	—

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2012, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2012, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: May 4, 2012	James E. Swan, IV
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