Form 10-Q
period 2012-06-30
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2012-08-03
CIK 91882, 754737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at July 31, 2012
SCANA Corporation	Without Par Value	131,299,288
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

JUNE 30, 2012

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

(16)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(17)	labor disputes;

(18)	performance of SCANA’s pension plan assets;

(19)	changes in taxes;

(20)	inflation or deflation;

(21)	compliance with regulations;

(22)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(23)	the other risks and uncertainties described from time to time in the periodic reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
ARO	Asset Retirement Obligation
BLRA	Base Load Review Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of Westinghouse and Stone and Webster, Inc., a subsidiary of The Shaw Group, Inc.
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
DHEC	South Carolina Department of Health and Environmental Control
DSM or DSM Programs	Demand reduction and energy efficiency programs
DT	Dekatherms (one million BTUs)
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GWh	Gigawatt hour
IRP	Integrated Resource Plan
LOC	Lines of credit
MGP	Manufactured Gas Plant
MW	Megawatt
NASDAQ	The NASDAQ Stock Market, Inc.
NEIL	Nuclear Electric Insurance Limited
NCUC	North Carolina Utilities Commission
New Units	Nuclear Units 2 and 3 under construction at Summer Station
NRC	United States Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
Price-Anderson	Price-Anderson Indemnification Act
PRP	Potentially Responsible Party
PSNC Energy	Public Service Company of North Carolina, Incorporated
Retail Gas Marketing	SCANA Energy
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority

SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
Summer Station	V. C. Summer Nuclear Station
VIE	Variable Interest Entity
Westinghouse	Westinghouse Electric Company LLC

SCANA CORPORATION
FINANCIAL SECTION

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	June 30, 2012	December 31, 2011
Assets
Utility Plant In Service	$11,472	$12,000
Accumulated Depreciation and Amortization	(3,700)	(3,836)
Construction Work in Progress	1,790	1,482
Plant to be Retired, Net	447	—
Nuclear Fuel, Net of Accumulated Amortization	173	171
Goodwill, net of writedown of $230	230	230
Utility Plant, Net	10,412	10,047
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $138 and $131	307	305
Assets held in trust, net-nuclear decommissioning	90	84
Other investments	85	87
Nonutility Property and Investments, Net	482	476
Current Assets:
Cash and cash equivalents	28	29
Receivables, net of allowance for uncollectible accounts of $5 and $6	665	756
Inventories (at average cost):
Fuel and gas supply	310	313
Materials and supplies	131	129
Emission allowances	2	2
Prepayments and other	214	236
Deferred income taxes	17	26
Total Current Assets	1,367	1,491
Deferred Debits and Other Assets:
Regulatory assets	1,265	1,279
Other	223	241
Total Deferred Debits and Other Assets	1,488	1,520
Total	$13,749	$13,534

Millions of dollars	June 30, 2012	December 31, 2011
Capitalization and Liabilities
Common Equity	$4,010	$3,889
Long-Term Debt, net	4,707	4,622
Total Capitalization	8,717	8,511
Current Liabilities:
Short-term borrowings	670	653
Current portion of long-term debt	176	31
Accounts payable	251	374
Customer deposits and customer prepayments	103	103
Taxes accrued	107	154
Interest accrued	78	74
Dividends declared	65	63
Derivative financial instruments	93	77
Other	79	113
Total Current Liabilities	1,622	1,642
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,595	1,533
Deferred investment tax credits	38	40
Asset retirement obligations	483	474
Postretirement benefits	296	291
Regulatory liabilities	835	778
Other	163	265
Total Deferred Credits and Other Liabilities	3,410	3,381
Commitments and Contingencies (Note 9)	—	—
Total	$13,749	$13,534

See Notes to Condensed Consolidated Financial Statements.
SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except per share amounts	2012	2011	2012	2011
Operating Revenues:
Electric	$592	$616	$1,137	$1,174
Gas - regulated	127	135	404	497
Gas - nonregulated	189	249	474	610
Total Operating Revenues	908	1,000	2,015	2,281
Operating Expenses:
Fuel used in electric generation	198	251	379	462
Purchased power	4	8	10	10
Gas purchased for resale	223	297	588	810
Other operation and maintenance	170	165	345	334
Depreciation and amortization	89	86	178	172
Other taxes	53	51	106	103
Total Operating Expenses	737	858	1,606	1,891
Operating Income	171	142	409	390
Other Income (Expense):
Other income	12	11	26	24
Other expenses	(9)	(9)	(19)	(19)
Interest charges, net of allowance for borrowed funds used during construction of $3, $3, $4 and $5	(73)	(70)	(145)	(139)
Allowance for equity funds used during construction	4	5	7	8
Total Other Expense	(66)	(63)	(131)	(126)
Income Before Income Tax Expense	105	79	278	264
Income Tax Expense	33	23	85	80
Net Income	$72	$56	$193	$184
Per Common Share Data
Basic Earnings Per Share of Common Stock	$.55	$.44	$1.48	$1.44
Diluted Earnings Per Share of Common Stock	$.54	$.43	$1.46	$1.42
Weighted Average Common Shares Outstanding (millions)
Basic	130.9	128.5	130.6	128.2
Diluted	133.1	129.7	132.7	129.4
Dividends Declared Per Share of Common Stock	$.495	$.485	$.990	$.970

See Notes to Condensed Consolidated Financial Statements.
SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Net Income	$72	$56	$193	$184
Other Comprehensive Income (Loss), net of tax:
Unrealized losses on cash flow hedging activities arising during period, net of tax benefit of $2, $9, $4 and $8	(3)	(15)	(7)	(13)
Losses on cash flow hedging activities reclassified to net income, net of tax benefit of $2, $-, $9 and $4	4	1	14	6
Amortization of deferred employee benefit plan costs reclassified to net income, net of tax of $ -, $ -, $- and $-	1	—	1	—
Other Comprehensive Income (Loss)	2	(14)	8	(7)
Total Comprehensive Income (1)	$74	$42	$201	$177

(1)  Accumulated other comprehensive loss totaled $86.0 million as of June 30, 2012 and $93.8 million as of December 31, 2011.

See Notes to Condensed Consolidated Financial Statements.
SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
Millions of dollars	2012	2011
Cash Flows From Operating Activities:
Net income	$193	$184
Adjustments to reconcile net income to net cash provided from operating activities:
Earnings from equity method investments, net of distributions	—	1
Deferred income taxes, net	65	45
Depreciation and amortization	183	173
Amortization of nuclear fuel	26	14
Allowance for equity funds used during construction	(7)	(8)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	77	210
Inventories	(25)	8
Prepayments and other	17	57
Regulatory liabilities	28	(6)
Accounts payable	(32)	(93)
Taxes accrued	(47)	(63)
Interest accrued	4	2
Regulatory assets	20	(28)
Changes in other assets	(13)	(12)
Changes in other liabilities	(50)	(59)
Net Cash Provided From Operating Activities	439	425
Cash Flows From Investing Activities:
Property additions and construction expenditures	(591)	(477)
Proceeds from investments (including derivative collateral posted)	237	10
Purchase of investments (including derivative collateral posted)	(211)	(13)
Proceeds from interest rate contract settlement	13	—
Payments upon interest rate contract settlement	(51)	(61)
Net Cash Used For Investing Activities	(603)	(541)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	50	50
Proceeds from issuance of long-term debt	494	796
Repayment of long-term debt	(270)	(623)
Dividends	(128)	(122)
Short-term borrowings, net	17	126
Net Cash Provided From Financing Activities	163	227
Net (Decrease) Increase In Cash and Cash Equivalents	(1)	111
Cash and Cash Equivalents, January 1	29	55
Cash and Cash Equivalents, June 30	$28	$166
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $4 and $5)	$141	$134
– Income taxes	3	—
Noncash Investing and Financing Activities:
Accrued construction expenditures	61	125
Capital leases	2	2

 See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011
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

Reconciliations of the weighted average number of common shares for basic and dilutive purposes are as follows:

	Quarterly		Year to Date
In Millions	2012	2011	2012	2011
Weighted Average Shares Outstanding - Basic	130.9	128.5	130.6	128.2
Net effect of dilutive equity forward shares	2.2	1.2	2.1	1.2
Weighted Average Shares - Diluted	133.1	129.7	132.7	129.4

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  Such counterparties held 41%  and 45% of PSNC Energy’s natural gas inventory at June 30, 2012 and December 31, 2011, respectively, with a carrying value of $14.6 million and $28.7 million, respectively, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees.  No fees are received under supply service agreements.  The agreements expire at various times through March 31, 2013.

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

Rate Matters

Electric

SCE&G's retail electric rates are established in part by using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In February 2012, SCE&G requested authorization to decrease the total fuel cost component of its retail electric rates to be effective the first billing cycle of May 2012. In March 2012, SCE&G, the ORS and SCEUC entered into a settlement agreement in which SCE&G agreed to recover an amount equal to its actual under-collected balance of base fuel and variable environmental costs as of April 30, 2012 in the next rate period beginning with the first billing cycle of May 2012. In April 2012, the SCPSC approved the settlement agreement.

On June 29, 2012, SCE&G filed an application with the SCPSC requesting an increase in revenues of approximately $151.5 million or 6.61%.  SCE&G also requested a mid-period reduction to the cost of fuel component in rates, as well as a reduction in the DSM component rider to retail rates. These adjustments will reduce the overall revenue increase requested to 3.75%. In addition, SCE&G requested recovery of and a return on the net carrying value of certain generating plant assets described below. SCE&G has requested that the proposed increase be effective January 1, 2013. A public hearing on this matter has been set to begin on November 27, 2012.

On May 30, 2012, SCE&G filed its annual IRP with the SCPSC. The IRP evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. The IRP identified a total of six coal-fired units that SCE&G plans to retire by 2018, subject to future developments in environmental regulations, among other things. These units have an aggregate generating capacity (summer 2012) of 730 MW. The net carrying value of these units totaled $447 million at June 30, 2012, and is identified as Plant to be Retired, Net in the consolidated financial statements. Included in this amount is approximately $23 million related to a unit that SCE&G plans to retire by the end of 2012. In its June 29, 2012 application with the SCPSC, described above, SCE&G has requested recovery of and a return on the net carrying value of this unit. SCE&G plans to make similar requests for the remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. SCE&G continues to depreciate these units using composite straight-line rates approved by the SCPSC while the assets are in use.

In July 2010, the SCPSC issued an order approving a 4.88% overall increase in SCE&G’s retail electric base rates and authorized an allowed return on common equity of 10.7%. The SCPSC’s order adopted various stipulations among SCE&G, the ORS and other intervening parties. Among other things, the SCPSC’s order provided for a $48.7 million credit to SCE&G’s customers over two years to be offset by accelerated recognition of previously deferred state income tax credits.

In 2010, the SCPSC approved the DSM Programs for SCE&G's customers, including the establishment of an annual rider, approved by the SCPSC, to allow recovery of the costs and lost net margin revenue associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G must submit annual filings to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits.  In January 2011, SCE&G submitted to the SCPSC an annual update on DSM Programs and rate rider. In May 2011, the SCPSC approved the updated rate rider, which became effective the first billing cycle of June 2011. In January 2012, SCE&G submitted to the SCPSC another annual update on DSM Programs and rate rider. In April 2012, the SCPSC approved the updated rate rider and authorized SCE&G to increase its rates to recover approximately $19.6 million related to DSM Programs as set forth in its petition. The increase became effective the first billing cycle of May 2012.

Electric – BLRA

The SCPSC has approved SCE&G's combined application pursuant to the BLRA seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order relating to the proposed construction and operation by SCE&G and Santee Cooper of the New Units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement, and construction contract under which they are being built.  The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with schedules, estimates and projections, as approved by the SCPSC.

    In May 2011, the SCPSC approved an updated capital cost schedule sought by SCE&G that, among other things, incorporated then-identifiable capital costs of $173.9 million (SCE&G's portion in 2007 dollars). On May 15, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule for the New Units.  This petition replaced the February 29, 2012 petition, which was withdrawn.  The updated capital cost schedule in this petition reflects an increase of $283 million (SCE&G's portion in 2007 dollars) in the cost approved in the May 2011 order.  This petition includes additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel.  In addition, this petition includes revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site (which claims are discussed in Note 9 to the consolidated financial statements).  A public hearing on this petition is set to begin on September 11, 2012.

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

On May 30, 2012, SCE&G filed its annual request for approval of revised rates under the provisions of the BLRA. The annual request was for an overall increase of $56.7 million, or 2.5%, to its approved retail electric rates. If approved, the rate change would be effective for bills rendered on and after October 30, 2012.

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

On June 15, 2012, SCE&G filed with the SCPSC its quarterly monitoring report and proposed an $8.8 million, or 2.4%, overall increase to its natural gas rates under the terms of the natural gas RSA. The ORS is expected to issue an audit report by September 1, 2012, and the SCPSC is expected to issue an order by October 15, 2012. If approved, the rate adjustment would be effective with the first billing cycle in November.

SCE&G's natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G's gas purchasing policies and procedures was conducted in November 2011 before the SCPSC. The SCPSC issued an order in January 2012 finding that SCE&G's gas purchasing policies and practices during the review period of August 1, 2010 through July 31, 2011, were reasonable and prudent and authorized the suspension of SCE&G's natural gas hedging program. The next annual PGA hearing is scheduled to begin on November 8, 2012.

PSNC Energy

PSNC Energy is subject to a Rider D rate mechanism which allows it to recover from customers all prudently incurred gas costs and certain uncollectible expenses related to gas cost.  The Rider D rate mechanism also allows PSNC Energy to recover, in any manner authorized by the NCUC, losses on negotiated gas and transportation sales.

PSNC Energy’s rates are established using a benchmark cost of gas approved by the NCUC, which may be periodically adjusted to reflect changes in the market price of natural gas. PSNC Energy revises its tariffs with the NCUC as necessary to track these changes and accounts for any over- or under-collection of the delivered cost of gas in its deferred accounts for subsequent rate consideration. The NCUC reviews PSNC Energy’s gas purchasing practices annually. In addition, PSNC Energy utilizes a CUT which allows it to adjust its base rates semi-annually for residential and commercial customers based on average per customer consumption.

 In March 2012, the NCUC approved a five tenths cent per therm decrease in the cost of gas component of PSNC Energy's rates. The rate adjustment was effective with the first billing cycle in April 2012. In addition, in January 2012, the NCUC approved a five tenths cent per therm decrease in the cost of gas component of PSNC Energy's rates. This rate adjustment was effective with the first billing cycle in February 2012.

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

Millions of dollars	June 30, 2012	December 31, 2011
Regulatory Assets:
Accumulated deferred income taxes	$243	$243
Under-collections - electric fuel adjustment clause	—	28
Environmental remediation costs	30	30
AROs and related funding	320	316
Franchise agreements	38	40
Deferred employee benefit plan costs	387	392
Planned major maintenance	—	6
Deferred losses on interest rate derivatives	163	154
Deferred pollution control costs	32	25
Other	52	45
Total Regulatory Assets	$1,265	$1,279

Regulatory Liabilities:
Accumulated deferred income taxes	$21	$23
Asset removal costs	680	662
Storm damage reserve	31	32
Monetization of bankruptcy claim	33	34
Deferred gains on interest rate derivatives	65	24
Planned major maintenance	5	—
Other	—	3
Total Regulatory Liabilities	$835	$778

Accumulated deferred income tax liabilities that arose from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Substantially all of these regulatory assets relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to approximately 70 years.  Similarly, accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are expected to be recovered in retail electric rates over periods exceeding 12 months.

Environmental remediation costs represent costs associated with the assessment and clean-up of MGP sites currently or formerly owned by the Company.  These regulatory assets are expected to be recovered over periods of up to approximately 17 years.

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

Planned major maintenance related to certain fossil hydro turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved pursuant to specific SCPSC orders.  SCE&G collects $18.4 million annually for fossil hydro turbine/generation equipment maintenance.  Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

Deferred losses or gains on interest rate derivatives represent the effective portions of changes in fair value and payments made or received upon termination of certain interest rate derivatives designated as cash flow hedges.  These amounts are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the installation of scrubbers at Wateree and Williams Stations pursuant to specific regulatory orders.  Such costs related to Williams Station amount to $9.2 million at June 30, 2012 and are being recovered through utility rates over approximately 30 years.  The remaining costs relate to Wateree Station, for which the Company is seeking recovery in a current proceeding before the SCPSC.  SCE&G is allowed to accrue interest on deferred costs related to Wateree Station.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates.  During the six months ended June 30, 2012 and 2011, SCE&G applied costs of $1.5 million and $1.8 million, respectively, to the reserve.  Pursuant to the SCPSC’s July 2010 retail electric rate order approving an electric rate increase, SCE&G suspended storm damage reserve collection through rates, indefinitely. SCE&G is seeking to reinstate collection of storm damage reserve amounts in a current proceeding before the SCPSC.

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

3.	COMMON EQUITY

Changes in common equity during the six months ended June 30, 2012 and 2011 were as follows:

Millions of dollars	2012	2011
Balance at January 1,	$3,889	$3,702
Common stock issued	50	50
Dividends declared	(130)	(124)
Comprehensive income	201	177
Balance as of June 30,	$4,010	$3,805

Authorized shares of common stock were 200 million as of June 30, 2012 and December 31, 2011.  Outstanding shares of common stock were 131.0 million and 129.9 million at June 30, 2012 and December 31, 2011, respectively.

In May 2010 SCANA entered into forward sales contracts for approximately 6.6 million common shares which, after being extended by amendment dated October 26, 2011, are to be settled by December 31, 2012, though settlement may be effected later upon mutual agreement of all parties to the contracts.  SCANA expects to amend the forward sales contracts further and to settle them in the first quarter of 2013. There have been no shares issued under the forward sales contracts.

4.	LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

     In July 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042, which constituted a reopening of $250 million of its 4.35% first mortgage bonds issued in January 2012. Proceeds from these sales were used to repay short-term debt primarily incurred as a result of our construction program, to finance capital expenditures and for general corporate purposes.

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

Liquidity

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Lines of credit:
Committed long-term
Total	$300	$300	$1,100	$1,100	$100	$100
LOC advances	—	—	—	—	—	—
Weighted average interest rate	—%	—%	—%	—%	—%	—%
Outstanding commercial paper (270 or fewer days)	$84	$131	$586	$512	—	$10
Weighted average interest rate	0.88%	0.63%	0.49%	0.56%	—%	0.57%
Letters of credit supported by LOC	$3	$3	$0.3	$0.3	—	—
Available	$213	$166	$514	$588	$100	$90

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

In connection with a change in method of tax accounting for certain repair costs, the Company had previously recorded approximately $38 million of unrecognized tax benefit. During the first quarter of 2012, new administrative guidance from the Internal Revenue Service was published. Under this guidance, the Company has recognized the entire $38 million of unrecognized tax benefit. Since this change was primarily a temporary difference, the recognition of this benefit did not have a significant effect on the Company's effective tax rate. No other material changes in the status of the Company's tax positions have occurred through June 30, 2012.

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

The SCPSC issued an order in January 2012 and authorized the suspension of SCE&G's natural gas hedging program. The fair value of such derivative instruments remaining to be settled were not significant for any period presented.

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

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in DT)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of June 30, 2012
Cash flow	—	6,573,000	24,849,638	31,422,638
Not designated (a)	9,520,000	—	26,574,637	36,094,637
Total (a)	9,520,000	6,573,000	51,424,275	67,517,275

As of December 31, 2011
Cash flow	—	6,566,000	29,861,763	36,427,763
Not designated (b)	9,080,000	—	31,943,563	41,023,563
Total (b)	9,080,000	6,566,000	61,805,326	77,451,326

(a)  Includes an aggregate 6,952,000 DT related to basis swap contracts in Energy Marketing.
(b)  Includes an aggregate 9,626,000 DT related to basis swap contracts in Energy Marketing.

The Company was not party to any interest rate swaps designated as fair value hedges at June 30, 2012. The Company was party to interest rate swaps designated as fair value hedges with aggregate notional amounts of $253.2 million at December 31, 2011, and was party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $1.0 billion at June 30, 2012 and $822.6 million at December 31, 2011.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the consolidated balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (c)	Value	Location (c)	Value
As of June 30, 2012
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$20	Other current liabilities	$79
	Other deferred debits and other assets	8	Other deferred credits and other liabilities	41
Commodity contracts	Prepayments and other	2
	Other current liabilities	2	Other current liabilities	4
			Other deferred credits and other liabilities	2
Total		$32		$126
Derivatives not designated as hedging instruments
Energy management contracts	Prepayments and other	$11	Prepayments and other	$2
	Other deferred debits and other assets	10	Other current liabilities	10
			Other deferred credits and other liabilities	9
Total		$21		$21

As of December 31, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$2	Other current liabilities	$55
			Other deferred credits and other liabilities	103
Commodity contracts	Other current liabilities	1	Prepayments and other	1
			Other current liabilities	10
			Other deferred credits and other liabilities	3
Total		$3		$172
Derivatives not designated as hedging instruments
Energy management contracts	Prepayments and other	$17	Prepayments and other	$3
	Other deferred debits and other assets	10	Other current liabilities	13
			Other deferred credits and other liabilities	9
Total		$27		$25

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

The effect of derivative instruments on the consolidated statements of income is as follows:

With regard to the Company's interest rate swaps designated as fair value hedges, the gains on those swaps and the losses on the hedged fixed rate debt are recognized in current earnings and included in interest expense. These gains and losses, combined with the amortization of deferred gains on previously terminated swaps as discussed above, resulted in increases to interest expense that were insignificant for each of the three and six months ended June 30, 2012 and were $1.5 million and $4.0 million for the three and six months ended June 30, 2011, respectively.

Derivatives in Cash Flow Hedging Relationships

			Gain (Loss) Reclassified from
Derivatives in Cash Flow	Gain (Loss) Deferred		Deferred Accounts into Income
Hedging Relationships	in Regulatory Accounts		(Effective Portion)
Millions of dollars	(Effective Portion)		Location	Amount
	2012	2011		2012	2011
Three Months Ended June 30,
Interest rate contracts	$(2)	$(15)	Interest expense	$—	$—
Six Months Ended June 30,
Interest rate contracts	$28	$(9)	Interest expense	$(1)	$(1)

	Gain (Loss)		Gain (Loss) Reclassified from
Derivatives in Cash Flow	Recognized in OCI,		Accumulated OCI into Income,
Hedging Relationships	net of tax		net of tax (Effective Portion)
Millions of dollars	(Effective Portion)		Location	Amount
	2012	2011		2012	2011
Three Months Ended June 30,
Interest rate contracts	$(4)	$(14)	Interest expense	$(1)	$(1)
Commodity contracts	1	(1)	Gas purchased for resale	(3)	—
Total	$(3)	$(15)		$(4)	$(1)
Six Months Ended June 30,
Interest rate contracts	$(4)	$(11)	Interest expense	$(3)	$(2)
Commodity contracts	(3)	(2)	Gas purchased for resale	(11)	(4)
Total	$(7)	$(13)		$(14)	$(6)

As of June 30, 2012, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive loss to earnings arising from cash flow hedges will include approximately $2.0 million as an increase to gas cost and approximately $6.7 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of June 30, 2012, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2015.

Derivatives not designated as Hedging Instruments	Gain (Loss) Recognized in Income
Millions of dollars	Location	2012	2011
Second Quarter
Commodity contracts	Gas purchased for resale	$—	$—
Year to Date
Commodity contracts	Gas purchased for resale	$(1)	$(1)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three and six months ended June 30, 2012 and 2011.

Credit Risk Considerations

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of June 30, 2012 and December 31, 2011, the Company has posted $116.1 million and $140.3 million, respectively, of collateral related to derivatives with contingent provisions that are in a net liability position.  Collateral related to the positions expected to close in the next 12 months is recorded in Prepayments and other on the consolidated balance sheets. Collateral related to the noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments were fully triggered as of June 30, 2012 and December 31, 2011, the Company would be required to post an additional $18.0 million and $50.7 million, respectively, of collateral to its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of June 30, 2012 and December 31, 2011 is $134.1 million and $191.0 million, respectively.

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

The Company values available for sale securities using quoted prices from a national stock exchange, such as the NASDAQ, where the securities are actively traded.  For commodity derivative and energy management assets and liabilities, the Company uses unadjusted NYMEX prices to determine fair value, and considers such measures of fair value to be Level 1 for exchange traded instruments and Level 2 for over-the-counter instruments.  The Company’s interest rate swap agreements are valued using discounted cash flow models with independently sourced market data.  Fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

		Fair Value Measurements Using
		Quoted Prices in Active	Significant Other
		Markets for Identical Assets	Observable Inputs
Millions of dollars		(Level 1)	(Level 2)
As of June 30, 2012
Assets -	Available for sale securities	$8	—
	Interest rate contracts	—	$28
	Commodity contracts	1	2
	Energy management contracts	—	21
Liabilities -	Interest rate contracts	—	120
	Commodity contracts	1	6
	Energy management contracts	1	22
As of December 31, 2011
Assets -	Available for sale securities	$3	—
	Interest rate contracts	—	$2
	Commodity contracts	—	1
	Energy management contracts	—	27
Liabilities -	Interest rate contracts	—	158
	Commodity contracts	1	13
	Energy management contracts	—	26

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

Financial instruments for which the carrying amount may not equal estimated fair value at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,883.6	$5,835.0	$4,653.0	$5,479.2

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

8.	EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011
Three months ended June 30,
Service cost	$4.9	$4.6	$1.2	$1.1
Interest cost	10.6	11.1	3.0	3.0
Expected return on assets	(14.8)	(16.2)	—	—
Prior service cost amortization	1.8	1.8	0.3	0.3
Transition obligation amortization	—	—	0.1	0.2
Amortization of actuarial loss	4.6	3.0	0.2	0.1
Net periodic benefit cost	$7.1	$4.3	$4.8	$4.7

Six months ended June 30,
Service cost	$9.7	$9.2	$2.5	$2.2
Interest cost	21.3	22.2	6.0	6.0
Expected return on assets	(29.6)	(32.4)	—	—
Prior service cost amortization	3.5	3.6	0.5	0.6
Transition obligation amortization	—	—	0.3	0.4
Amortization of actuarial loss	9.3	6.0	0.4	0.2
Net periodic benefit cost	$14.2	$8.6	$9.7	$9.4

No contribution to the pension trust will be necessary in or for 2012, nor will limitations on benefit payments apply.   As authorized by the SCPSC, SCE&G defers all pension expense related to retail electric and gas operations as a regulatory asset.  Costs totaling $3.7 million and $7.4 million were deferred for the three and six months ended June 30, 2012, respectively. Costs totaling $2.3 million and $4.6 million were deferred for the corresponding periods in 2011.

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

  The enactment of these environmental regulations, along with other factors, has resulted in the inclusion in SCE&G's most recently filed IRP of its plans to retire a total of six coal-fired units by 2018, subject to future developments in environmental regulations, among other things.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at these sites will continue until 2015 and will cost an additional $7.9 million, which is accrued in Other within Deferred Credits and Other Liabilities on the consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates and insurance settlements.  At June 30, 2012, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $24.3 million and are included in regulatory assets.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected.  PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs.  PSNC Energy has recorded a liability and associated regulatory asset of approximately $3.1 million, the estimated remaining liability at June 30, 2012. PSNC Energy expects to recover through rates any cost, net of insurance recovery, allocable to PSNC Energy arising from the remediation of these sites.

Nuclear Generation

SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117MW nuclear generation units to be constructed at the site of Summer Station, with SCE&G responsible for 55% of the cost and receiving 55% of the output, and Santee Cooper responsible for and receiving the remaining 45% .  Under these agreements, SCE&G has the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium for the design, procurement and construction of the New Units.  SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

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

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that impact project budget and schedule. Claims specifically relating to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site resulted in assertions of contractual entitlement to recover additional costs to be incurred. On July 11, 2012, SCE&G and the Consortium finalized an agreement which set SCE&G's portion of the costs for these specific claims at approximately $138 million (in 2007 dollars).  SCE&G anticipates that these additional costs, as well as other costs that may be identified from time to time, will be recoverable through rates.

On May 15, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule for the New Units.  This petition replaced the February 29, 2012 petition, which was withdrawn.  The updated capital cost schedule in this petition reflects an increase of $283 million (SCE&G's portion in 2007 dollars) in the cost approved in the May 2011 order.  This petition includes additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel.  In addition, this petition includes revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims for costs related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site.  A public hearing on this petition is set to begin on September 11, 2012.

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

	External	Intersegment	Operating	Net
Millions of dollars	Revenue	Revenue	Income	Income
Three Months Ended June 30, 2012
Electric Operations	$592	$3	$164	n/a
Gas Distribution	126	—	5	n/a
Retail Gas Marketing	71	—	—	$(3)
Energy Marketing	118	23	—	2
All Other	10	103	4	(4)
Adjustments/Eliminations	(9)	(129)	(2)	77
Consolidated Total	$908	—	$171	$72

Six Months Ended June 30, 2012
Electric Operations	$1,137	$5	$291	n/a
Gas Distribution	400	—	88	n/a
Retail Gas Marketing	224	—	n/a	$8
Energy Marketing	250	49	n/a	4
All Other	21	209	11	1
Adjustments/Eliminations	(17)	(263)	19	180
Consolidated Total	$2,015	—	$409	$193

Three Months Ended June 30, 2011
Electric Operations	$616	$2	$140	n/a
Gas Distribution	132	—	2	n/a
Retail Gas Marketing	78	—	n/a	$(3)
Energy Marketing	172	52	n/a	1
All Other	10	104	3	—
Adjustments/Eliminations	(8)	(158)	(3)	58
Consolidated Total	$1,000	—	$142	$56

Six Months Ended June 30, 2011
Electric Operations	$1,174	$4	$262	n/a
Gas Distribution	492	—	86	n/a
Retail Gas Marketing	280	—	n/a	$19
Energy Marketing	330	97	n/a	2
All Other	20	206	8	1
Adjustments/Eliminations	(15)	(307)	34	162
Consolidated Total	$2,281	—	$390	$184

	June 30,	December 31,
Segment Assets	2012	2011
Electric Operations	$8,589	$8,222
Gas Distribution	2,201	2,179
Retail Gas Marketing	141	185
Energy Marketing	93	114
All Other	1,250	1,377
Adjustments/Eliminations	1,475	1,457
Consolidated Total	$13,749	$13,534

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2011.
RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
AS COMPARED TO THE CORRESPONDING PERIODS IN 2011

Earnings Per Share

Earnings per share was as follows:

	Second Quarter		Year to Date
Millions of dollars	2012	2011	2012	2011
Basic earnings per share	$0.55	$0.44	$1.48	$1.44
Diluted earnings per share	$0.54	$0.43	$1.46	$1.42

Second Quarter

Basic earnings per share increased by $.17 due to higher electric margin and by $.04 due to higher gas margin. These increases were partially offset by $.03 due to higher operating expenses, by $.02 due to higher depreciation expense, by $.01 due to higher interest expense, by $.01 due to higher property taxes, by dilution from additional shares outstanding of $.01 and by $.02 due to other items.

Year to Date

Basic earnings per share increased by $.25 due to higher electric margin. This increase was partially offset by $.04 due to lower gas margin, by $.06 due to higher operating expenses, by $.03 due to higher depreciation expense, by $.02 due to higher interest expense, by $.02 due to higher property taxes, by dilution from additional shares outstanding of $.03 and by $.01 due to other items.

Diluted Earnings Per Share

In May 2010, SCANA entered into equity forward contracts for approximately 6.6 million common shares. During periods when the average market price of SCANA’s common stock is above the per share adjusted forward sales price, the Company computes diluted earnings per share giving effect to this dilutive potential common stock using the treasury stock method. SCANA plans to extend the equity forward contracts and settle them in the first quarter of 2013.

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2012:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 15, 2012	$0.495	March 10, 2012	April 1, 2012
May 3, 2012	$0.495	June 11, 2012	July 1, 2012
August 2, 2012	$0.495	September 10, 2012	October 1, 2012

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

		Second Quarter			Year to Date
Millions of dollars	2012	% Change	2011	2012	% Change	2011
Operating revenues	$594.1	(3.8)%	$617.7	$1,141.4	(3.1)%	$1,178.0
Less: Fuel used in generation	199.2	(21.0)%	252.2	381.9	(17.9)%	464.9
Purchased power	4.6	(41.8)%	7.9	10.3	1.0%	10.2
Margin	$390.3	9.1%	$357.6	$749.2	6.6%	$702.9

Second Quarter

Margin increased approximately $13.3 million due to base rate increases under the BLRA, by $12.9 million due to customer growth and higher average use and by $1.9 million due to lower fuel handling expenses.

Year to Date

Margin increased approximately $25.9 million due to base rate increases under the BLRA, by $13.1 million due to customer growth and higher average use and by $3.4 million due to lower fuel handling expenses.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

		Second Quarter			Year to Date
Classification	2012	% Change	2011	2012	% Change	2011
Residential	1,799	(10.5)%	2,009	3,490	(14.2)%	4,068
Commercial	1,846	(4.8)%	1,939	3,490	(2.8)%	3,589
Industrial	1,514	(1.3)%	1,534	2,899	(1.7)%	2,950
Other	147	1.4%	145	282	3.7%	272
Total Retail Sales	5,306	(5.7)%	5,627	10,161	(6.6)%	10,879
Wholesale	623	20.5%	517	1,257	26.0%	998
Total Sales	5,929	(3.5)%	6,144	11,418	(3.9)%	11,877

Retail sales volume decreased for the periods shown primarily due to the effects of milder weather. The increase in wholesale sales for the periods shown is primarily due to higher contract utilization by a wholesale customer.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution sales margin (including transactions with affiliates) was as follows:

		Second Quarter			Year to Date
Millions of dollars	2012	% Change	2011	2012	% Change	2011
Operating revenues	$125.4	(5.6)%	$132.8	$400.0	(18.8)%	$492.6
Less: Gas purchased for resale	57.3	(18.5)%	70.3	185.9	(35.0)%	285.9
Margin	$68.1	9.0%	$62.5	$214.1	3.6%	$206.7

Sales volumes (in DT) by class, including transportation, were as follows:

		Second Quarter			Year to Date
Classification (in thousands)	2012	% Change	2011	2012	% Change	2011
Residential	3,142	1.6%	3,091	18,168	(22.4)%	23,400
Commercial	4,682	7.3%	4,365	13,048	(11.3)%	14,715
Industrial	5,025	15.6%	4,347	10,470	8.2%	9,673
Transportation	8,928	14.5%	7,796	19,152	10.3%	17,369
Total	21,777	11.1%	19,599	60,838	(6.6)%	65,157

Second Quarter

Margin at SCE&G increased primarily due to the SCPSC-approved increase in retail gas base rates under the RSA which became effective with the first billing cycle of November 2011. Margin at PSNC Energy increased by $0.9 million primarily due to 1.7% residential and 2.4% commercial customer growth.  Total sales volumes increased due to increased industrial sales as a result of the competitive price of gas versus alternate fuel sources.

Year to Date

Margin at SCE&G increased primarily due to the SCPSC-approved increase in retail gas base rates under the RSA which became effective with the first billing cycle of November 2011. Margin at PSNC Energy increased by $2.4 million primarily due to 1.5% residential and 2.5% commercial customer growth.  Residential and commercial sales volumes decreased primarily as a result of milder weather. Industrial sales volumes increased due to the competitive price of gas versus alternate fuel sources.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing revenues and net income were as follows:

		Second Quarter			Year to Date
Millions	2012	% Change	2011	2012	% Change	2011
Operating revenues	$71.3	(8.4)%	$77.8	$224.1	(20.0)%	$280.1
Net Income (Loss)	(3.2)	10.3%	(2.9)	7.9	(58.0)%	18.8

Second Quarter

Changes in operating revenues and net loss are due to lower gas prices and a decrease in regulated provider participants in 2012.

Year to Date

Changes in operating revenues and net income are due to milder weather in 2012.

 Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and net income were as follows:

		Second Quarter			Year to Date
Millions	2012	% Change	2011	2012	% Change	2011
Operating revenues	$140.9	(36.8)%	$222.8	$299.0	(29.9)%	$426.4
Net Income	1.8	50.0%	1.2	3.6	50.0%	2.4

Operating revenues are lower due to lower market prices.  Net income is higher due to increases in consumption.

 Other Operating Expenses

Other operating expenses were as follows:

		Second Quarter			Year to Date
Millions of dollars	2012	% Change	2011	2012	% Change	2011
Other operation and maintenance	$169.8	3.1%	$164.7	$344.9	3.1%	$334.4
Depreciation and amortization	89.2	3.6%	86.1	177.9	3.5%	171.9
Other taxes	52.9	4.1%	50.8	105.5	2.8%	102.6

Second Quarter

Other operation and maintenance expenses increased by $9.0 million due to higher compensation and other benefits and by $1.9 million due to higher generation, transmission and distribution expenses. This increase was partially offset by $5.6 million due to lower customer service expense and general expenses. Depreciation and amortization expense increased in 2012 primarily due to a higher level of plant in service.  Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased by $9.5 million due to higher generation, transmission and distribution expenses and by $6.5 million due to higher compensation and other benefits. This increase was partially offset by $6.2 million due to lower customer service expense and general expenses, including bad debt expense. Depreciation and amortization expense increased in 2012 primarily due to a higher level of plant in service.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and the activities of certain non-regulated subsidiaries.

AFC

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits), both of which have the effect of increasing reported net income.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes (and the effective rate) for the three and six months ended June 30, 2012 were higher than the same period in 2011 primarily due to higher income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities.  The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  The Company’s ratio of earnings to fixed charges for the six and 12 months ended June 30, 2012 was 2.83 and 2.89, respectively.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

At June 30, 2012, the Company had net available liquidity of approximately $854.7 million. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of any outstanding balance on its draws from the credit facilities. The Company’s long-term debt portfolio has a weighted average maturity of approximately 17 years and bears an average interest cost of 6.0%.  A significant portion of long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCANA issued $50 million of stock during the six months ended June 30, 2012 through various compensation and dividend reinvestment plans.  Similar issuances are expected in future quarters. The Company expects to issue approximately 6.6 million common shares under forward sales contracts in the first quarter of 2013 which will result in net proceeds of approximately $196 million.

In July 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042 (issued at a premium with a yield to maturity of 3.86%), which constituted a reopening of $250 million of its 4.35% first mortgage bonds issued in January 2012. Proceeds from these sales were used to repay short-term debt primarily incurred as a result of our construction program, to finance capital expenditures and for general corporate purposes.

In January 2012, SCANA issued $250 million of 4.125% medium term notes due February 1, 2022. Proceeds from the sale were used to retire SCANA's $250 million of 6.25% medium term notes due February 1, 2012.

The Company has paid approximately $38 million, net, in 2012 to settle interest rate contracts associated with the issuance of long-term debt.
OTHER MATTERS

Nuclear Generation

               SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117-MW nuclear generation units to be constructed at the site of Summer Station, with SCE&G responsible for 55% of the cost and receiving 55% of the output, and Santee Cooper responsible for and receiving the remaining 45%.  Under these agreements, SCE&G has the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium for the design, procurement and construction of the New Units.  SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

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

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that impact project budget and schedule. Claims specifically relating to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site resulted in assertions of contractual entitlement to recover additional costs to be incurred. On July 11, 2012, SCE&G and the Consortium finalized an agreement which set SCE&G's portion of the costs for these specific claims at approximately $138 million (in 2007 dollars).  SCE&G anticipates that these additional costs, as well as other costs that may be identified from time to time, will be recoverable through rates.

On May 15, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule for the New Units.  This petition replaced the February 29, 2012 petition, which was withdrawn.  The updated capital cost schedule in this petition reflects an increase of $283 million (SCE&G's portion in 2007 dollars) over the cost approved in the May 2011 order. This petition includes additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel.  In addition, this petition includes revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and costs finalized in the July 11, 2012 agreement previously discussed.  A public hearing on this petition is set to begin on September 11, 2012.

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

Commodity price risk - The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types.  The SCPSC issued an order in January 2012 and authorized the suspension of SCE&G's natural gas hedging program. The fair value of SCE&G's derivative instruments remaining to be settled were not significant for any period presented. See Note 6 of the condensed consolidated financial statements.  The following tables provide information about the Company’s financial instruments that are sensitive to changes in natural gas prices.  Weighted average settlement prices are per 10,000 DT.  Fair value represents quoted market prices for these or similar instruments.

Expected Maturity:
Futures Contracts			Options
				Purchased Call	Purchased Put	Sold Call	Sold Put
2012	Long	Short	2012	(Long)	(Short)	(Short)	(Long)
Settlement Price (a)	3.01	4.01	Strike Price (a)	3.99	2.40	2.80	2.40
Contract Amount (b)	10.1	—	Contract Amount (b)	17.4	0.1	0.2	0.1
Fair Value (b)	9.4	—	Fair Value (b)	0.5	—	—	—
2013			2013
Settlement Price (a)	3.51	—	Strike Price (a)	3.88	—	—	—
Contract Amount (b)	10.8	—	Contract Amount (b)	20.2	—	—	—
Fair Value (b)	10.6	—	Fair Value (b)	1.4	—	—	—
2014
Settlement Price (a)	4.03
Contract Amount (b)	0.2
Fair Value (b)	0.2
(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2012	2013	2014	2015	2016
Commodity Swaps:
Pay fixed/receive variable (b)	38.8	35.5	14.6	12.6	7.2
Average pay rate (a)	3.9562	4.5374	5.0316	5.2608	4.9875
Average received rate (a)	3.0329	3.5447	3.9464	4.1288	4.2856
Fair value (b)	29.7	27.7	11.4	9.9	6.2
Pay variable/receive fixed (b)	22.4	21.5	11.4	9.9	6.2
Average pay rate (a)	2.9942	3.5563	3.9461	4.1288	4.2856
Average received rate (a)	3.9592	4.5990	5.0402	5.2705	4.9942
Fair value (b)	29.6	27.8	14.6	12.6	7.2
Basis Swaps:
Pay variable/receive variable (b)	10.7	12.1	—	—	—
Average pay rate (a)	3.0093	3.5568	—	—	—
Average received rate (a)	2.9942	3.5436	—	—	—
Fair value (b)	10.6	12.1	—	—	—
(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2012, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2012, SCANA’s disclosure controls and procedures were effective.  There has been no change in SCANA’s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

Item 1. FINANCIAL STATEMENTS
SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	June 30, 2012	December 31, 2011
Assets
Utility Plant In Service	$9,763	$10,312
Accumulated Depreciation and Amortization	(3,220)	(3,367)
Construction Work in Progress	1,764	1,472
Plant to be Retired, Net	447	—
Nuclear Fuel, Net of Accumulated Amortization	174	171
Utility Plant, Net ($658 and $662 related to VIEs)	8,928	8,588
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	57	52
Assets held in trust, net - nuclear decommissioning	90	84
Other investments	3	2
Nonutility Property and Investments, Net	150	138
Current Assets:
Cash and cash equivalents	14	16
Receivables, net of allowance for uncollectible accounts of $1 and $3	467	482
Affiliated receivables	7	9
Inventories (at average cost):
Fuel and gas supply	219	196
Materials and supplies	122	120
Emission allowances	2	2
Prepayments and other	166	82
Deferred income taxes	5	8
Total Current Assets ($231 and $193 related to VIEs)	1,002	915
Deferred Debits and Other Assets:
Regulatory assets	1,192	1,206
Other	159	190
Total Deferred Debits and Other Assets ($64 and $61 related to VIEs)	1,351	1,396
Total	$11,431	$11,037

Millions of dollars	June 30, 2012	December 31, 2011
Capitalization and Liabilities
Common equity	$3,756	$3,665
Noncontrolling interest	110	108
Long-Term Debt, net	3,314	3,222
Total Capitalization	7,180	6,995
Current Liabilities:
Short-term borrowings	586	512
Current portion of long-term debt	169	19
Accounts Payable	154	231
Affiliated Payables	128	136
Customer deposits and customer prepayments	54	54
Taxes accrued	139	150
Interest accrued	59	54
Dividends declared	54	39
Derivative financial instruments	75	2
Other	38	61
Total Current Liabilities	1,456	1,258
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,424	1,371
Deferred investment tax credits	38	40
Asset retirement obligations	458	449
Postretirement benefits	181	179
Regulatory liabilities	625	575
Other	69	170
Total Deferred Credits and Other Liabilities	2,795	2,784
Commitments and Contingencies (Note 9)	—	—
Total	$11,431	$11,037

See Notes to Condensed Consolidated Financial Statements.
SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Operating Revenues:
Electric	$594	$618	$1,141	$1,178
Gas	67	73	183	218
Total Operating Revenues	661	691	1,324	1,396
Operating Expenses:
Fuel used in electric generation	199	252	382	465
Purchased power	4	8	10	10
Gas purchased for resale	37	49	96	136
Other operation and maintenance	134	127	272	260
Depreciation and amortization	74	71	147	142
Other taxes	48	47	96	94
Total Operating Expenses	496	554	1,003	1,107
Operating Income	165	137	321	289
Other Income (Expense):
Other income	—	1	—	2
Other expenses	(3)	(3)	(7)	(7)
Interest charges, net of allowance for borrowed funds used during construction of $3, $3, $4 and $4	(52)	(50)	(103)	(100)
Allowance for equity funds used during construction	4	5	7	8
Total Other Expense	(51)	(47)	(103)	(97)
Income Before Income Tax Expense	114	90	218	192
Income Tax Expense	36	29	69	60
Net Income	78	61	149	132
Less Net Income Attributable to Noncontrolling Interest	2	2	6	5
Earnings Available to Common Shareholder	$76	$59	$143	$127

Dividends Declared on Common Stock	$54	$49	$107	$100

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Net Income	$78	$61	$149	$132
Other Comprehensive Income, net of tax:
Amortization of deferred employee benefit plan costs reclassified to net income, net of tax of $-, $-, $- and $-	—	—	—	—
Total Comprehensive Income	78	61	149	132
Less comprehensive income attributable to noncontrolling interest	(2)	(2)	(6)	(5)
Comprehensive income available to common shareholder (1)	$76	$59	$143	$127

(1)  Accumulated other comprehensive loss totaled $3.1 million as of June 30, 2012 and $3.3 million as of December 31, 2011.

See Notes to Condensed Consolidated Financial Statements.
SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
Millions of dollars	2012	2011
Cash Flows From Operating Activities:
Net income	$149	$132
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	2	1
Deferred income taxes, net	56	36
Depreciation and amortization	147	142
Amortization of nuclear fuel	26	14
Allowance for equity funds used during construction	(7)	(8)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	3	63
Inventories	(50)	3
Prepayments and other	(74)	43
Regulatory assets	20	(30)
Regulatory liabilities	29	(4)
Accounts payable	(5)	(46)
Taxes accrued	(11)	(59)
Interest accrued	5	4
Changes in other assets	24	(8)
Changes in other liabilities	(45)	(46)
Net Cash Provided From Operating Activities	269	237
Cash Flows From Investing Activities:
Property additions and construction expenditures	(544)	(425)
Proceeds from investments (including derivative collateral posted)	98	4
Purchase of investments (including derivative collateral posted)	(121)	(3)
Proceeds from interest rate contract settlement	13	—
Payments upon interest rate contract settlement	—	(31)
Net Cash Used For Investing Activities	(554)	(455)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	248	349
Repayment of long-term debt	(10)	(164)
Dividends	(92)	(104)
Contributions from parent	51	49
Short-term borrowings –affiliate, net	12	(9)
Short-term borrowings, net	74	94
Net Cash Provided From Financing Activities	283	215
Net Increase (Decrease) In Cash and Cash Equivalents	(2)	(3)
Cash and Cash Equivalents, January 1	16	31
Cash and Cash Equivalents, June 30	$14	$28
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $4 and $4)	$92	$87
– Income taxes	—	—
Noncash Investing and Financing Activities:
Accrued construction expenditures	51	116
Capital leases	2	2

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011
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

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $485 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission allowances. See also Note 4.

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

New Accounting Matters

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

Rate Matters

Electric

SCE&G's retail electric rates are established in part by using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In February 2012, SCE&G requested authorization to decrease the total fuel cost component of its retail electric rates to be effective the first billing cycle of May 2012. In March 2012, SCE&G, the ORS and SCEUC entered into a settlement agreement in which SCE&G agreed to recover an amount equal to its actual under-collected balance of base fuel and variable environmental costs as of April 30, 2012 in the next rate period beginning with the first billing cycle of May 2012. In April 2012, the SCPSC approved the settlement agreement.

On June 29, 2012, SCE&G filed an application with the SCPSC requesting an increase in revenues of approximately $151.5 million or 6.61%. SCE&G also requested a mid-period reduction to the cost of fuel component in rates, as well as a reduction in the DSM component rider to retail rates. These adjustments will reduce the overall revenue increase requested to 3.75%. In addition, SCE&G requested recovery of and a return on the net carrying value of certain generating plant assets described below. SCE&G has requested that the proposed increase be effective January 1, 2013. A public hearing on this matter has been set to begin on November 27, 2012.

On May 30, 2012, SCE&G filed its annual IRP with the SCPSC. The IRP evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. The IRP identified a total of six coal-fired units that SCE&G plans to retire by 2018, subject to future developments in environmental regulations, among other things. These units have an aggregate generating capacity (summer 2012) of 730 MW. The net carrying value of these units totaled $447 million at June 30, 2012, and is identified as Plant to be Retired, Net in the consolidated financial statements. Included in this amount is approximately $23 million related to a unit that SCE&G plans to retire by the end of 2012. In its June 29, 2012 application with the SCPSC, described above, SCE&G has requested recovery of and a return on the net carrying value of this unit. SCE&G plans to make similar requests for the remaining units in future rate proceedings in connection with their retirements, and expects that such deferred amounts will be recovered through rates. SCE&G continues to depreciate these units using composite straight-line rates approved by the SCPSC while the assets are in use.

In July 2010, the SCPSC issued an order approving a 4.88% overall increase in SCE&G’s retail electric base rates and authorized an allowed return on common equity of 10.7%. The SCPSC’s order adopted various stipulations among SCE&G, the ORS and other intervening parties. Among other things, the SCPSC’s order provided for a $48.7 million credit to SCE&G’s customers over two years to be offset by accelerated recognition of previously deferred state income tax credits.

In 2010, the SCPSC approved the DSM Programs for SCE&G's customers, including the establishment of an annual rider, approved by the SCPSC, to allow recovery of the costs and lost net margin revenue associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G must submit annual filings to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits.  In January 2011, SCE&G submitted to the SCPSC an annual update on DSM Programs and rate rider. In May 2011, the SCPSC approved the updated rate rider, which became effective the first billing cycle of June 2011. In January 2012, SCE&G submitted to the SCPSC another annual update on DSM Programs and rate rider. In April 2012, the SCPSC approved the updated rate rider and authorized SCE&G to increase its rates to recover approximately $19.6 million related to DSM Programs as set forth in its petition. The increase became effective the first billing cycle of May 2012.

Electric – BLRA

The SCPSC has approved SCE&G's combined application pursuant to the BLRA seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order relating to the proposed construction and operation by SCE&G and Santee Cooper of the New Units at Summer Station.  Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement, and construction contract under which they are being built.  The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with schedules, estimates and projections, as approved by the SCPSC.

In May 2011, the SCPSC approved an updated capital cost schedule sought by SCE&G that, among other things, incorporated then-identifiable capital costs of $173.9 million (SCE&G's portion in 2007 dollars). On May 15, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule for the New Units. This petition replaced the February 29, 2012 petition, which was withdrawn. The updated capital cost schedule in this petition reflects an increase of $283 million (SCE&G's portion in 2007 dollars) in the cost approved in the May 2011 order.  This petition includes additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel.  In addition, this petition includes revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site (which claims are discussed in Note 9 to the consolidated financial statements).  A public hearing on this petition is set to begin on September 11, 2012.

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

On May 30, 2012, SCE&G filed its annual request for approval of revised rates under the provisions of the BLRA. The annual request was for an overall increase of $56.7 million, or 2.5%, to its approved retail electric rates. If approved, the rate change would be effective for bills rendered on and after October 30, 2012.

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

On June 15, 2012, SCE&G filed with the SCPSC its quarterly monitoring report and proposed an $8.8 million, or 2.4%, overall increase to its natural gas rates under the terms of the natural gas RSA. The ORS is expected to issue an audit report by September 1, 2012, and the SCPSC is expected to issue an order by October 15, 2012. If approved, the rate adjustment would be effective with the first billing cycle in November.

SCE&G's natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G's gas purchasing policies and procedures was conducted in November 2011 before the SCPSC. The SCPSC issued an order in January 2012 finding that SCE&G's gas purchasing policies and practices during the review period of August 1, 2010 through July 31, 2011, were reasonable and prudent and authorized the suspension of SCE&G's natural gas hedging program. The next annual PGA hearing is scheduled to begin on November 8, 2012.

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

Millions of dollars	June 30, 2012	December 31, 2011
Regulatory Assets:
Accumulated deferred income taxes	$238	$238
Under collections – electric fuel adjustment clause	—	28
Environmental remediation costs	25	25
AROs and related funding	304	301
Franchise agreements	38	40
Deferred employee benefit plan costs	344	348
Planned major maintenance	—	6
Deferred losses on interest rate derivatives	163	154
Deferred pollution control costs	32	25
Other	48	41
Total Regulatory Assets	$1,192	$1,206

Regulatory Liabilities:
Accumulated deferred income taxes	$21	$23
Asset removal costs	503	493
Storm damage reserve	31	32
Deferred gains on interest rate derivatives	65	24
Planned major maintenance	5	—
Other	—	3
Total Regulatory Liabilities	$625	$575

Accumulated deferred income tax liabilities that arose from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Substantially all of these regulatory assets relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to approximately 70 years.  Similarly, accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are expected to be recovered in retail electric rates over periods exceeding 12 months.

Environmental remediation costs represent costs associated with the assessment and clean-up of MGP sites currently or formerly owned by SCE&G.  These regulatory assets are expected to be recovered over periods of up to approximately 17 years.

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

Planned major maintenance related to certain fossil hydro turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved pursuant to specific SCPSC orders.  SCE&G collects $18.4 million annually for fossil hydro turbine/generation equipment maintenance.  Nuclear refueling charges are accrued during each 18-month refueling outage cycle as a component of cost of service.

Deferred losses or gains on interest rate derivatives represent the effective portions of changes in fair value and payments made or received upon termination of certain interest rate derivatives designated as cash flow hedges.  These amounts are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the installation of scrubbers at Wateree and Williams Stations pursuant to specific regulatory orders.  Such costs related to Williams Station amount to $9.2 million at June 30, 2012 and are being recovered through utility rates over approximately 30 years.  The remaining costs relate to Wateree Station, for which SCE&G is seeking recovery in a current proceeding before the SCPSC.  SCE&G is allowed to accrue interest on deferred costs related to Wateree Station.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates.  During the six months ended June 30, 2012 and 2011, SCE&G applied costs of $1.5 million and $1.8 million, respectively, to the reserve.  Pursuant to the SCPSC’s July 2010 retail electric rate order approving an electric rate increase, SCE&G suspended storm damage reserve collection through rates indefinitely. SCE&G is seeking to reinstate collection of storm damage reserve amounts in a current proceeding before the SCPSC.

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

3.	EQUITY

Changes in common equity during the six months ended June 30, 2012 and 2011 were as follows:

Millions of dollars	Common Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2012	$3,665	$108	$3,773
Capital contribution from parent	51	—	51
Dividends declared	(103)	(4)	(107)
Comprehensive income	143	6	149
Balance as of June 30, 2012	$3,756	$110	$3,866

Balance at January 1, 2011	$3,437	$104	$3,541
Capital contribution from parent	49	—	49
Dividends declared	(97)	(3)	(100)
Comprehensive income	127	5	132
Balance as of June 30, 2011	$3,516	$106	$3,622

Authorized shares of SCE&G common stock were 50 million as of June 30, 2012 and December 31, 2011.  Outstanding shares of common stock were 40.3 million at both June 30, 2012 and December 31, 2011. Authorized shares of SCE&G preferred stock were 20 million as of June 30, 2012 and December 31, 2011, of which 1,000 shares were issued and outstanding during all periods presented. All issued and outstanding shares of SCE&G's common and preferred stock were held by SCANA during all periods presented.

4.	LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

     In July 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042, which constituted a reopening of $250 million of its 4.35% first mortgage bonds issued in January 2012. Proceeds from these sales were used to repay short-term debt primarily incurred as a result of our construction program, to finance capital expenditures and for general corporate purposes.

 Substantially all of Consolidated SCE&G’s electric utility plant is pledged as collateral in connection with long-term debt. Consolidated SCE&G is in compliance with all debt covenants.

Liquidity

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

Millions of dollars	June 30, 2012	December 31, 2011
Lines of credit:
Committed long-term
Total	$1,100	$1,100
LOC advances	—	—
Weighted average interest rate	—	—
Outstanding commercial paper (270 or fewer days)	$586	$512
Weighted average interest rate	0.49%	0.56%
Letters of credit supported by LOC	$0.3	$0.3
Available	$514	$588

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

In connection with a change in method of tax accounting for certain repair costs, Consolidated SCE&G had previously recorded approximately $38 million of unrecognized tax benefit. During the first quarter of 2012, new administrative guidance from the Internal Revenue Service was published. Under this guidance, Consolidated SCE&G has recognized the entire $38 million of unrecognized tax benefit. Since this change was primarily a temporary difference, the recognition of this benefit did not have a significant effect on Consolidated SCE&G's effective tax rate. No other material changes in the status of Consolidated SCE&G's tax positions have occurred through June 30, 2012.

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

Commodity Derivatives

The SCPSC issued an order in January 2012 and authorized the suspension of SCE&G's natural gas hedging program.  The fair value of such derivative instruments remaining to be settled were not significant for any period presented.

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

Quantitative Disclosures Related to Derivatives

SCE&G was party to natural gas derivative contracts for 510,000 DT at June 30, 2012 and 2,490,000 DT at December 31, 2011.  Consolidated SCE&G was a party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $921.4 million at June 30, 2012 and $471.4 million at December 31, 2011.

The fair value of interest rate derivatives was reflected in the consolidated balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location	Value	Location	Value
As of June 30, 2012
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$20	Other current liabilities	$75
	Other deferred debits and other assets	8	Other deferred credits and other liabilities	12
Total		$28		$87
As of December 31, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$1	Other current liabilities	$2
			Other deferred credits and other liabilities	75
Total		$1		$77

The effect of derivative instruments on the consolidated statement of income is as follows:

			Gain (Loss) Reclassified from
Derivatives in Cash Flow	Gain (Loss) Deferred		Deferred Accounts into Income
Hedging Relationships	in Regulatory Accounts		(Effective Portion)
Millions of dollars	(Effective Portion)		Location	Amount
	2012	2011		2012	2011
Three Months Ended June 30,
Interest rate contracts	$(2)	$(15)	Interest expense	$—	$—
Six Months Ended June 30,
Interest rate contracts	$28	$(9)	Interest expense	$(1)	$(1)

Derivatives not designated as Hedging Instruments	Gain (Loss) Recognized in Income
Millions of dollars	Location	2012	2011
Second Quarter
Commodity contracts	Gas purchased for resale	—	—
Year to Date
Commodity contracts	Gas purchased for resale	(1)	(1)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing interest rate hedge ineffectiveness were insignificant in each of the three and six months ended June 30, 2012 and 2011.

Credit Risk Considerations

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that require Consolidated SCE&G to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of June 30, 2012 and December 31, 2011, Consolidated SCE&G has posted $64.6 million and $45.0 million, respectively, of collateral related to derivatives with contingent provisions that are in a net liability position.  Collateral related to the positions expected to close in the next 12 months are recorded in Prepayments and other on the consolidated balance sheets. Collateral related to the noncurrent positions are recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments were fully triggered as of June 30, 2012 and December 31, 2011, Consolidated SCE&G would be required to post an additional $12.2 million and $31.7 million, respectively, of collateral to its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of June 30, 2012 and December 31, 2011 is $76.8 million and $76.7 million, respectively.

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

Consolidated SCE&G’s interest rate swap agreements are valued using discounted cashflow models with independently sourced market data.  Fair value measurements based on significant other observable inputs (level 2) were as follows:

		Fair Value Measurements Using
		Significant Other
		Observable Inputs (Level 2)
Millions of dollars		June 30, 2012	December 31, 2011

Assets -	Interest rate contracts	$28	$1
Liabilities-	Interest rate contracts	87	77

There were no fair value measurements based on quoted prices in active markets for identical assets (Level 1) or significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

Financial instruments for which the carrying amount may not equal estimated fair value at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,482.4	$4,282.1	$3,241.5	$3,920.3

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

Pension and Other Postretirement Benefit Plans

Consolidated SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all regular, full-time employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  Components of net periodic benefit cost recorded by Consolidated SCE&G were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011
Three months ended June 30,
Service cost	$3.8	$3.7	$1.0	$0.9
Interest cost	9.1	9.5	2.3	2.3
Expected return on assets	(12.6)	(13.7)	—	—
Prior service cost amortization	1.5	1.5	0.2	0.2
Amortization of actuarial loss	4.0	2.5	0.1	0.1
Net periodic benefit cost	$5.8	$3.5	$3.6	$3.5

Six months ended June 30,
Service cost	$7.7	$7.4	$2.0	$1.8
Interest cost	18.2	18.9	4.7	4.7
Expected return on assets	(25.2)	(27.5)	—	—
Prior service cost amortization	2.9	3.0	0.4	0.4
Amortization of actuarial loss	8.0	5.1	0.2	0.1
Net periodic benefit cost	$11.6	$6.9	$7.3	$7.0

No contribution to the pension trust will be necessary in or for 2012, nor will limitations on benefit payments apply.   As authorized by the SCPSC, SCE&G defers all pension expense related to retail electric and gas operations as a regulatory asset. Costs totaling $3.7 million and $7.4 million were deferred for the three and six months ended June 30, 2012, respectively. Costs totaling $2.3 million and $4.6 million were deferred for the corresponding periods in 2011.

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

The enactment of these environmental regulations, along with other factors, has resulted in the inclusion in SCE&G's most recently filed IRP of its plans to retire a total of six coal-fired units by 2018, subject to future developments in environmental regulations, among other things.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at these sites will continue until 2015 and will cost an additional $7.9 million, which is accrued in Other within Deferred Credits and Other Liabilities on the consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates and insurance settlements.  At June 30, 2012, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $24.3 million and are included in regulatory assets.

Nuclear Generation

SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117-MW nuclear generation units to be constructed at the site of Summer Station, with SCE&G responsible for 55% of the cost and receiving 55% of the output, and Santee Cooper responsible for and receiving the remaining 45%.  Under these agreements, SCE&G has the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium for the design, procurement and construction of the New Units.  SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

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

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that impact project budget and schedule. Claims specifically relating to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site resulted in assertions of contractual entitlement to recover additional costs to be incurred. On July 11, 2012, SCE&G and the Consortium finalized an agreement which set SCE&G's portion of the costs for these specific claims at approximately $138 million (in 2007 dollars).  SCE&G anticipates that these additional costs, as well as other costs that may be identified from time to time, will be recoverable through rates.

On May 15, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule for the New Units.  This petition replaced the February 29, 2012 petition, which was withdrawn. The updated capital cost schedule in this petition reflects an increase of $283 million (SCE&G's portion in 2007 dollars) in the cost approved in the May 2011 order.  This petition includes additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel.  In addition, this petition includes revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims for costs related to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site.  A public hearing on this petition is set to begin on September 11, 2012.

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

CGT transports natural gas to SCE&G to serve SCE&G’s retail gas customers and certain electric generation requirements.  Transportation services totaled approximately $18.5 million and $15.8 million for the six months ended June 30, 2012 and 2011, respectively.  SCE&G had approximately $2.6 million and $2.5 million payable to CGT for transportation services at June 30, 2012 and December 31, 2011, respectively.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $48.8 million and $96.7 million for the six months ended June 30, 2012 and 2011, respectively.  SCE&G’s payables to SEMI for such purposes were $10.0 million and $13.2 million as of June 30, 2012 and December 31, 2011, respectively.

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and selling of refined coal to reduce emissions. SCE&G owned 10% of Cope Refined Coal, LLC through December 31, 2011. SCE&G accounts for these investments using the equity method.  SCE&G’s receivables from these affiliates were $6.4 million at June 30, 2012 and $8.5 million at December 31, 2011.  SCE&G’s payables to these affiliates were $6.4 million at June 30, 2012 and $8.6 million at December 31, 2011.  SCE&G’s total purchases were $46.9 million and $53.3 million for the six months ended June 30, 2012 and 2011, respectively.  SCE&G’s total sales were $46.6 million and $53.1 million for the six months ended June 30, 2012 and 2011, respectively.

Consolidated SCE&G participates in a utility money pool.  Money pool borrowings and investments bear interest at short-term market rates.  Consolidated SCE&G’s interest income and expense from money pool transactions was not significant for the six months ended June 30, 2012 or 2011.  At June 30, 2012 and December 31, 2011, Consolidated SCE&G owed an affiliate $70.1 million and $58.5 million, respectively.

An affiliate processes and pays invoices for Consolidated SCE&G and is reimbursed by them. Consolidated SCE&G owed $28 million and $43 million to the affiliate at June 30, 2012 and December 31, 2011, respectively, for invoices paid by the affiliate on behalf of Consolidated SCE&G.

11.	SEGMENT OF BUSINESS INFORMATION

Consolidated SCE&G’s reportable segments are listed in the following table.  Consolidated SCE&G uses operating income to measure profitability for its regulated operations.  Therefore, earnings available to common shareholder are not allocated to the Electric Operations and Gas Distribution segments.  Intersegment revenues were not significant.

		Operating	Earnings Available
	External	Income	To Common
Millions of dollars	Revenue	(Loss)	Shareholder
Three Months Ended June 30, 2012
Electric Operations	$594	$163	n/a
Gas Distribution	67	2	n/a
Adjustments/Eliminations	—	—	$76
Consolidated Total	$661	$165	$76

Six Months Ended June 30, 2012
Electric Operations	$1,141	$290	n/a
Gas Distribution	183	31	n/a
Adjustments/Eliminations	—	—	$143
Consolidated Total	$1,324	$321	$143

Three Months Ended June 30, 2011
Electric Operations	$618	$140	n/a
Gas Distribution	73	(2)	n/a
Adjustments/Eliminations	—	(1)	$59
Consolidated Total	$691	$137	$59

Six Months Ended June 30, 2011
Electric Operations	$1,178	$262	n/a
Gas Distribution	218	28	n/a
Adjustments/Eliminations	—	(1)	$127
Consolidated Total	$1,396	$289	$127

	June 30,	December 31,
Segment Assets	2012	2011
Electric Operations	$8,589	$8,222
Gas Distribution	636	622
Adjustments/Eliminations	2,206	2,193
Consolidated Total	$11,431	$11,037

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2011.
RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
AS COMPARED TO THE CORRESPONDING PERIODS IN 2011

Net Income

Net income for Consolidated SCE&G was as follows:

		Second Quarter			Year to Date
Millions of dollars	2012	% Change	2011	2012	% Change	2011
Net income	$77.7	26.5%	$61.4	$149.2	13.3%	$131.7

Second Quarter

Net income increased by $22.3 million due to higher electric margin and by $3.3 million due to higher gas margin.  This increase was partially offset by $3.8 million due to higher operation and maintenance expenses, higher depreciation expense of $1.9 million, higher property taxes of $1.4 million and higher interest expense of $1.7 million.

Year to Date

Net income increased by $31.7 million due to higher electric margin and by $3.4 million due to higher gas margin.  This increase was partially offset by $7.7 million due to higher operation and maintenance expenses, higher depreciation expense of $3.5 million, higher property taxes of $1.9 million and higher interest expense of $2.3 million.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA) during 2012:

Declaration Date	Amount	Quarter Ended	Payment Date
February 15, 2012	$53.4 million	March 31, 2012	April 1, 2012
May 3, 2012	$54.1 million	June 30, 2012	July 1, 2012
August 2, 2012	$55.8 million	September 30, 2012	October 1, 2012

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

			Second Quarter			Year to Date
Millions of dollars		2012	% Change	2011	2012	% Change	2011
Operating revenues		$594.1	(3.8)%	$617.7	$1,141.4	(3.1)%	$1,178.0
Less:	Fuel used in electric generation	199.2	(21.0)%	252.2	381.9	(17.9)%	464.9
	Purchased power	4.6	(41.8)%	7.9	10.3	1.0%	10.2
Margin		$390.3	9.1%	$357.6	$749.2	6.6%	$702.9

Second Quarter

Margin increased approximately $13.3 million due to base rate increases under the BLRA, by $12.9 million due to customer growth and higher average use and by $1.9 million due to lower fuel handling expenses.

Year to Date

Margin increased approximately $25.9 million due to base rate increases under the BLRA, by $13.1 million due to customer growth and higher average use and by $3.4 million due to lower fuel handling expenses.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

		Second Quarter			Year to Date
Classification	2012	% Change	2011	2012	% Change	2011
Residential	1,799	(10.5)%	2,009	3,490	(14.2)%	4,068
Commercial	1,846	(4.8)%	1,939	3,490	(2.8)%	3,589
Industrial	1,514	(1.3)%	1,534	2,899	(1.7)%	2,950
Other	147	1.4%	145	282	3.7%	272
Total Retail Sales	5,306	(5.7)%	5,627	10,161	(6.6)%	10,879
Wholesale	623	20.5%	517	1,257	26.0%	998
Total Sales	5,929	(3.5)%	6,144	11,418	(3.9)%	11,877

Retail sales volume decreased for the periods shown primarily due to the effects of milder weather. The increase in wholesale sales volumes for the periods shown is primarily due to higher contract utilization by a wholesale customer.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution sales margin (including transactions with affiliates) was as follows:

		Second Quarter			Year to Date
Millions of dollars	2012	% Change	2011	2012	% Change	2011
Operating revenues	$66.8	(9.0)%	$73.4	$182.5	(16.1)%	$217.5
Less: Gas purchased for resale	37.1	(23.5)%	48.5	96.3	(29.3)%	136.3
Margin	$29.7	19.3%	$24.9	$86.2	6.2%	$81.2

Second Quarter

Margin increased primarily due to the SCPSC-approved increase in retail gas base rates under the RSA which became effective with the first billing cycle of November 2011.

Year to Date

Margin increased primarily due to the SCPSC-approved increase in retail gas base rates under the RSA which became effective with the first billing cycle of November 2011.

Sales volumes (in DT) by class, including transportation, were as follows:

		Second Quarter			Year to Date
Classification (in thousands)	2012	% Change	2011	2012	% Change	2011
Residential	892	(8.3)%	973	5,511	(26.6)%	7,505
Commercial	2,463	3.5%	2,380	6,042	(9.2)%	6,657
Industrial	4,625	15.0%	4,021	9,467	11.5%	8,488
Transportation	1,111	8.2%	1,027	2,416	8.9%	2,219
Total	9,091	8.2%	8,401	23,436	(5.8)%	24,869

Second Quarter

Total sales volumes increased due to increased industrial sales as a result of the competitive price of gas versus alternate fuel sources.

Year to Date

Residential and commercial sales volumes decreased primarily as a result of milder weather. Industrial sales volumes increased due to the competitive price of gas versus alternate fuel sources.

Other Operating Expenses

Other operating expenses were as follows:

		Second Quarter			Year to Date
Millions of dollars	2012	% Change	2011	2012	% Change	2011
Other operation and maintenance	$133.8	4.9%	$127.5	$272.1	4.9%	$259.5
Depreciation and amortization	73.7	3.8%	71.0	146.8	3.5%	141.9
Other taxes	48.1	3.0%	46.7	95.7	1.7%	94.1

Second Quarter

Other operation and maintenance expenses increased by $6.8 million due to higher compensation and benefits and by $1.2 million due to higher generation, transmission and distribution expenses. These increases were partially offset by $2.3 million due to lower customer service expenses and general expenses. Depreciation and amortization expense increased in 2012 primarily due to a higher level of plant in service.  Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased by $9.3 million due to higher generation, transmission and distribution expenses and by $3.9 due to higher compensation and benefits. This increase was partially offset by $2.4 million due to lower customer service expenses and general expenses. Depreciation and amortization expense increased in 2012 primarily due to a higher level of plant in service.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities.

AFC

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  Consolidated SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits), both of which have the effect of increasing reported net income.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Second Quarter

Income taxes for the three months ended June 30, 2012 were higher than the same period in 2011 primarily due to higher income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item.

Year to Date

Income taxes (and the effective tax rate) for the six months ended June 30, 2012 were higher than the same period in 2011 primarily due to higher income before taxes, which excludes the allowance for equity funds used during construction, a nontaxable item.
LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short- and long-term indebtedness.  Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the six and 12 months ended June 30, 2012 was 3.01 and 3.22, respectively.

 Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

At June 30, 2012, Consolidated SCE&G had net available liquidity of approximately $528.2 million.  Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of any outstanding balance on its draws from the credit facilities.  Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 19 years and bears an average interest cost of 6.0%.  A significant portion of long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

In July 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042 (issued at a premium with a yield to maturity of 3.86%), which constituted a reopening of $250 million of its 4.35% first mortgage bonds issued in January 2012. Proceeds from these sales were used to repay short-term debt primarily incurred as a result of our construction program, to finance capital expenditures and for general corporate purposes.

SCE&G has received approximately $13 million in 2012 from the settlement of interest rate contracts associated with the issuance of long-term debt.
OTHER MATTERS

Nuclear Generation

               SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117-MW nuclear generation units to be constructed at the site of Summer Station, with SCE&G responsible for 55% of the cost and receiving 55% of the output, and Santee Cooper responsible for and receiving the remaining 45%.  Under these agreements, SCE&G has the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, has entered into the EPC Contract with the Consortium for the design, procurement and construction of the New Units.  SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

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

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that impact project budget and schedule. Claims specifically relating to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site resulted in assertions of contractual entitlement to recover additional costs to be incurred. On July 11, 2012, SCE&G and the Consortium finalized an agreement which set SCE&G's portion of the costs for these specific claims at approximately $138 million (in 2007 dollars).  SCE&G anticipates that these additional costs, as well as other costs that may be identified from time to time, will be recoverable through rates.

On May 15, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule for the New Units. This petition replaced the February 29, 2012 petition, which was withdrawn.  The updated capital cost schedule in this petition reflects an increase of $283 million (SCE&G's portion in 2007 dollars) over the cost approved in the May 2011 order. This petition includes additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel.  In addition, this petition includes revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and costs finalized in the July 11, 2012 agreement previously discussed.  A public hearing on this petition is set to begin on September 11, 2012.

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

The SCPSC issued an order in January 2012 and authorized the suspension of SCE&G's natural gas hedging program. The fair value of such derivative instruments remaining to be settled were not significant for any period presented. See Note 6 of the condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2012, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2012, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SCANA and SCE&G:

The following information is included herein in lieu of filing it in Item 8.01 of Form 8-K:

Adoption of Revised Comprehensive Income Presentation Guidance

As further described in Note 1 to the condensed consolidated financial statements, effective for the first quarter of 2012, the Company and Consolidated SCE&G adopted accounting guidance that revised how comprehensive income is presented in its financial statements. This guidance was effective on a retrospective basis for interim and annual periods. The adoption of this guidance changed the presentation of the Company's and Consolidated SCE&G's financial statements but did not affect the calculation of net income, comprehensive income or earnings per share. The tables below include the Company's and Consolidated SCE&G's revised other comprehensive income presentation for the three most recently completed fiscal years.

SCANA
	For the year ended
Millions of Dollars	2011	2010	2009
Net Income	$387	$376	$357
Less Preferred Stock Dividends of Subsidiary	—	—	(9)
Income Available to Common Shareholders	387	376	348
Other Comprehensive Income (Loss), net of tax:
Unrealized losses on cash flow hedging activities arising during period, net of
tax of $36, $22 and $19	(58)	(36)	(30)
Losses on cash flow hedging activities reclassified to net income, net of tax
of $8, $11 and $43	13	17	70
Amortization of deferred employee benefit plan costs, net of tax of $(1), $17 and $9	(2)	27	14
Other Comprehensive Income	(47)	8	54
Total Comprehensive Income (Loss)	$340	$384	$402

Consolidated SCE&G
	For the year ended
Millions of Dollars	2011	2010	2009
Net Income	$316	$304	$288
Less Preferred Stock Dividends	—	—	(9)
Earnings Available to Common Shareholder	316	304	279
Other Comprehensive Income (Loss), net of tax:
Amortization of deferred employee benefit plan costs, net of tax of $-, $19 and $8	(1)	31	13
Other Comprehensive Income (Loss)	(1)	31	13
Total Comprehensive Income	315	335	292
Less Comprehensive Income attributable to noncontrolling interest	(10)	(14)	(7)
Comprehensive Income Available to Common Shareholder	$305	$321	$285

SCANA:

The following information is included herein in lieu of filing it in Item 1.01 of Form 8-K:

Indemnification

On August 2, 2012, consistent with its past practice, SCANA entered into an indemnification agreement with each of the following officers of SCANA and/or its subsidiaries in connection with their promotions in 2012: D. Russell Harris, W. Keller Kissam and Martin K. Phalen.

The indemnification agreements generally provide that SCANA will indemnify each of the covered officers for claims arising in such person's capacity as a director, officer, employee or other agent of SCANA or its subsidiaries, provided that, among other things, such officer acted in good faith and with a view to the best interests of SCANA and, with respect to any criminal proceeding, had no reasonable grounds for believing that his conduct was unlawful. The indemnification agreements also provide for payment for or reimbursement of reasonable expenses incurred by an indemnitee who is a party to a proceeding in advance of final disposition of the proceeding under certain circumstances.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: August 3, 2012	James E. Swan, IV
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