Form 10-Q
period 2012-09-30
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2012-11-07
CIK 91882, 754737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at October 31, 2012
SCANA Corporation	Without Par Value	131,792,649
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

SEPTEMBER 30, 2012

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements included in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include, but are not limited to, statements concerning key earnings drivers, customer growth, environmental regulations and expenditures, leverage ratio, projections for pension fund contributions, financing activities, access to sources of capital, impacts of the adoption of new accounting rules and estimated construction and other expenditures.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “forecasts,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other similar terminology.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements.  Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following:

(1)	the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment;

(2)	regulatory actions, particularly changes in rate regulation, regulations governing electric grid reliability, environmental regulations, and actions affecting the construction of new nuclear units;

(3)	current and future litigation;

(4)	changes in the economy, especially in areas served by subsidiaries of SCANA;

(5)	the impact of competition from other energy suppliers, including competition from alternate fuels in industrial markets;

(6)	the impact of conservation efforts and/or technological advances on customer usage;

(7)	growth opportunities for SCANA’s regulated and diversified subsidiaries;

(8)	the results of short- and long-term financing efforts, including prospects for obtaining access to capital markets and other sources of liquidity;

(9)	changes in SCANA’s or its subsidiaries’ accounting rules and accounting policies;

(10)
the effects of weather, including drought, especially in areas where the generation and transmission facilities of SCANA and its subsidiaries (the Company) are located and in areas served by SCANA’s subsidiaries;

(11)	payment and performance by counterparties and customers as contracted and when due;

(12)	the results of efforts to license, site, construct and finance facilities for electric generation and transmission;

(13)	maintaining creditworthy joint owners for SCE&G’s new nuclear generation project;

(14)
the ability of suppliers, both domestic and international, to timely provide the labor, components, parts, tools, equipment and other supplies needed, at agreed upon prices, for our construction program, operations and maintenance;

(15)	the results of efforts to ensure the physical and cyber security of key assets and processes;

(16)
the availability of fuels such as coal, natural gas and enriched uranium used to produce electricity; the availability of purchased power and natural gas for distribution; the level and volatility of future market prices for such fuels and purchased power; and the ability to recover the costs for such fuels and purchased power;

(17)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(18)	labor disputes;

(19)	performance of SCANA’s pension plan assets;

(20)	changes in taxes;

(21)	inflation or deflation;

(22)	compliance with regulations;

(23)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(24)	the other risks and uncertainties described from time to time in the periodic reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
ARO	Asset Retirement Obligation
BLRA	Base Load Review Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of Westinghouse and Stone and Webster, Inc., a subsidiary of The Shaw Group, Inc.
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
DHEC	South Carolina Department of Health and Environmental Control
DSM or DSM Programs	Demand reduction and energy efficiency programs
DT	Dekatherms (one million BTUs)
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GWh	Gigawatt hour
IRP	Integrated Resource Plan
LOC	Lines of credit
MGP	Manufactured Gas Plant
MW	Megawatt
NASDAQ	The NASDAQ Stock Market, Inc.
NEIL	Nuclear Electric Insurance Limited
NCUC	North Carolina Utilities Commission
New Units	Nuclear Units 2 and 3 under construction at Summer Station
NRC	United States Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
Price-Anderson	Price-Anderson Indemnification Act
PRP	Potentially Responsible Party
PSNC Energy	Public Service Company of North Carolina, Incorporated
Retail Gas Marketing	SCANA Energy
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority

SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
Summer Station	V. C. Summer Nuclear Station
VIE	Variable Interest Entity
Westinghouse	Westinghouse Electric Company LLC

SCANA CORPORATION
FINANCIAL SECTION

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	September 30, 2012	December 31, 2011
Assets
Utility Plant In Service	$11,631	$12,000
Accumulated Depreciation and Amortization	(3,790)	(3,836)
Construction Work in Progress	1,945	1,482
Plant to be Retired, Net	418	—
Nuclear Fuel, Net of Accumulated Amortization	163	171
Goodwill, net of writedown of $230	230	230
Utility Plant, Net	10,597	10,047
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $141 and $131	307	305
Assets held in trust, net-nuclear decommissioning	94	84
Other investments	87	87
Nonutility Property and Investments, Net	488	476
Current Assets:
Cash and cash equivalents	41	29
Receivables, net of allowance for uncollectible accounts of $5 and $6	694	756
Inventories (at average cost):
Fuel and gas supply	304	313
Materials and supplies	134	129
Emission allowances	2	2
Prepayments and other	177	236
Deferred income taxes	9	26
Total Current Assets	1,361	1,491
Deferred Debits and Other Assets:
Regulatory assets	1,290	1,279
Other	228	241
Total Deferred Debits and Other Assets	1,518	1,520
Total	$13,964	$13,534

Millions of dollars	September 30, 2012	December 31, 2011
Capitalization and Liabilities
Common Equity	$4,095	$3,889
Long-Term Debt, net	4,976	4,622
Total Capitalization	9,071	8,511
Current Liabilities:
Short-term borrowings	394	653
Current portion of long-term debt	176	31
Accounts payable	297	374
Customer deposits and customer prepayments	103	103
Taxes accrued	133	154
Interest accrued	78	74
Dividends declared	65	63
Derivative financial instruments	81	77
Other	84	113
Total Current Liabilities	1,411	1,642
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,598	1,533
Deferred investment tax credits	37	40
Asset retirement obligations	500	474
Postretirement benefits	299	291
Regulatory liabilities	863	778
Other	185	265
Total Deferred Credits and Other Liabilities	3,482	3,381
Commitments and Contingencies (Note 9)	—	—
Total	$13,964	$13,534

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except per share amounts	2012	2011	2012	2011
Operating Revenues:
Electric	$714	$728	$1,851	$1,903
Gas - regulated	109	115	513	613
Gas - nonregulated	215	249	690	858
Total Operating Revenues	1,038	1,092	3,054	3,374
Operating Expenses:
Fuel used in electric generation	239	277	617	739
Purchased power	9	6	20	16
Gas purchased for resale	248	291	837	1,101
Other operation and maintenance	165	166	510	501
Depreciation and amortization	89	87	267	259
Other taxes	50	50	156	153
Total Operating Expenses	800	877	2,407	2,769
Operating Income	238	215	647	605
Other Income (Expense):
Other income	13	12	39	36
Other expenses	(9)	(10)	(29)	(29)
Interest charges, net of allowance for borrowed funds used during construction of $3, $2, $8 and $7	(75)	(73)	(219)	(212)
Allowance for equity funds used during construction	6	5	13	13
Total Other Expense	(65)	(66)	(196)	(192)
Income Before Income Tax Expense	173	149	451	413
Income Tax Expense	51	44	136	124
Net Income	$122	$105	$315	$289
Per Common Share Data
Basic Earnings Per Share of Common Stock	$.93	$0.81	$2.41	$2.25
Diluted Earnings Per Share of Common Stock	$.91	$0.81	$2.37	$2.23
Weighted Average Common Shares Outstanding (millions)
Basic	131.4	129.1	130.8	128.5
Diluted	133.8	130.3	133.1	129.8
Dividends Declared Per Share of Common Stock	$.495	$.485	$1.485	$1.455

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Net Income	$122	$105	$315	$289
Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on cash flow hedging activities arising during period, net of tax benefit of $-, $21, $4 and $29	1	(33)	(6)	(46)
Losses on cash flow hedging activities reclassified to net income, net of tax benefit of $2, $1, $11 and $5	3	2	17	8
Amortization of deferred employee benefit plan costs reclassified to net income, net of tax of $ -, $ -, $- and $-	—	—	1	—
Other Comprehensive Income (Loss)	4	(31)	12	(38)
Total Comprehensive Income (1)	$126	$74	$327	$251

(1)  Accumulated other comprehensive loss totaled $81.8 million as of September 30, 2012 and $93.8 million as of December 31, 2011.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2012	2011
Cash Flows From Operating Activities:
Net income	$315	$289
Adjustments to reconcile net income to net cash provided from operating activities:
(Earnings) losses from equity method investments, net of distributions	(1)	1
Deferred income taxes, net	74	97
Depreciation and amortization	277	263
Amortization of nuclear fuel	38	27
Allowance for equity funds used during construction	(13)	(13)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	46	175
Inventories	(34)	2
Prepayments and other	58	68
Regulatory liabilities	47	(12)
Accounts payable	(7)	(108)
Taxes accrued	(21)	(21)
Interest accrued	4	(1)
Regulatory assets	(2)	(88)
Changes in other assets	5	(10)
Changes in other liabilities	(18)	8
Net Cash Provided From Operating Activities	768	677
Cash Flows From Investing Activities:
Property additions and construction expenditures	(868)	(715)
Proceeds from investments (including derivative collateral posted)	364	16
Purchase of investments (including derivative collateral posted)	(326)	(116)
Proceeds from interest rate contract settlement	14	—
Payments upon interest rate contract settlement	(51)	(61)
Net Cash Used For Investing Activities	(867)	(876)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	73	73
Proceeds from issuance of long-term debt	763	796
Repayment of long-term debt	(274)	(627)
Dividends	(192)	(185)
Short-term borrowings, net	(259)	161
Net Cash Provided From Financing Activities	111	218
Net Increase In Cash and Cash Equivalents	12	19
Cash and Cash Equivalents, January 1	29	55
Cash and Cash Equivalents, September 30	$41	$74
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $8 and $7)	$212	$206
– Income taxes	67	—
Noncash Investing and Financing Activities:
Accrued construction expenditures	79	62
Capital leases	4	2

 See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011
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

Reconciliations of the weighted average number of common shares for basic and dilutive purposes are as follows:

	Quarterly		Year to Date
In Millions	2012	2011	2012	2011
Weighted Average Shares Outstanding - Basic	131.4	129.1	130.8	128.5
Net effect of dilutive equity forward shares	2.4	1.2	2.3	1.3
Weighted Average Shares - Diluted	133.8	130.3	133.1	129.8

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  Such counterparties held 48%  and 45% of PSNC Energy’s natural gas inventory at September 30, 2012 and December 31, 2011, respectively, with a carrying value of $20.4 million and $28.7 million, respectively, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees.  No fees are received under supply service agreements.  The agreements expire at various times through March 31, 2013.

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

Rate Matters

Electric

SCE&G's retail electric rates are established in part by using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In February 2012, SCE&G requested authorization to decrease the total fuel cost component of its retail electric rates to be effective the first billing cycle of May 2012. In March 2012, SCE&G, the ORS and SCEUC entered into a settlement agreement in which SCE&G agreed to recover an amount equal to its actual under-collected balance of base fuel and variable environmental costs as of April 30, 2012 in the next rate period beginning with the first billing cycle of May 2012. In April 2012, the SCPSC approved the settlement agreement and ruled among other matters that SCE&G's fuel purchasing practices and policies were reasonable and prudent for the period January 1, 2011, through December 31, 201l.

On June 29, 2012, SCE&G filed an application with the SCPSC requesting an increase in retail revenues of approximately $151.5 million or 6.61%.  SCE&G also requested a mid-period reduction to the cost of fuel component in rates, as well as a reduction in the DSM component rider to retail rates. These adjustments will reduce the overall revenue increase requested to 3.75%. In addition, SCE&G requested recovery of and a return on the net carrying value of certain generating plant assets described below. SCE&G has requested that the proposed increase be effective January 1, 2013. A public hearing on this matter has been scheduled to begin on November 26, 2012; a decision from the SCPSC is expected in late December 2012.

On May 30, 2012, SCE&G filed its annual IRP with the SCPSC. The IRP evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. The IRP identified a total of six coal-fired units that SCE&G plans to retire by 2018, subject to future developments in environmental regulations, among other matters. These units have an aggregate generating capacity (summer 2012) of 730 MW. The net carrying value of these units totaled $418 million at September 30, 2012, and is identified as Plant to be Retired, Net in the condensed consolidated financial statements. Included in this amount is approximately $23 million related to a unit that SCE&G plans to retire by the end of 2012. In its June 29, 2012 application with the SCPSC, described above, SCE&G has requested recovery of and a return on the net carrying value of this unit. SCE&G plans to make similar requests for the remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. SCE&G continues to depreciate these units using composite straight-line rates approved by the SCPSC while the assets are in use.

In July 2010, the SCPSC issued an order approving a 4.88% overall increase in SCE&G’s retail electric base rates and authorized an allowed return on common equity of 10.7%. The SCPSC’s order adopted various stipulations among SCE&G, the ORS and other intervening parties. Among other matters, the SCPSC’s order provided for a $48.7 million credit to SCE&G’s customers over two years to be offset by accelerated recognition of previously deferred state income tax credits.

The SCPSC has approved DSM Programs for SCE&G's customers, including the establishment of an annual rider, approved by the SCPSC, to allow recovery of the costs and lost net margin revenue associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G must submit annual filings to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits.  In January 2011, SCE&G submitted to the SCPSC an annual update on DSM Programs and rate rider. In May 2011, the SCPSC approved the updated rate rider, which became effective the first billing cycle of June 2011. In January 2012, SCE&G submitted to the SCPSC another annual update on DSM Programs and rate rider. In April 2012, the SCPSC approved the updated rate rider and authorized SCE&G to increase its rates to recover approximately $19.6 million related to DSM Programs as set forth in its petition. The increase became effective the first billing cycle of May 2012.

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

    In May 2011, the SCPSC approved an updated capital cost schedule sought by SCE&G that, among other matters, incorporated then-identifiable capital costs of $173.9 million (SCE&G's portion in 2007 dollars). On May 15, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule for the New Units.  This petition replaced a February 29, 2012 petition, which was withdrawn.  The updated capital cost schedule in this petition reflects an increase of $283 million (SCE&G's portion in 2007 dollars) over the cost approved in the May 2011 order.  This petition includes additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel.  In addition, this petition includes revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site (which claims are discussed in Note 9).  The SCPSC approved the updated construction schedule and substantially all of the capital costs in this petition on November 7, 2012.

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

Year	Increase	Amount (Millions)
2012	2.3%	$52.1
2011	2.4%	$52.8

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the following years:

Year	Action		Amount (Millions)
2012	2.1%	Increase	$7.5
2011	2.1%	Increase	$8.6

SCE&G's natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G's gas purchasing policies and procedures was held in November 2011 before the SCPSC. The SCPSC issued an order in January 2012 finding that SCE&G's gas purchasing policies and practices during the review period of August 1, 2010 through July 31, 2011, were reasonable and prudent and authorized the suspension of SCE&G's natural gas hedging program. The next annual PGA hearing is scheduled for November 8, 2012.

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

In October 2012, in connection with PSNC Energy's 2012 Annual Prudence Review, the NCUC determined that PSNC Energy's gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12 months ended March 31, 2012.

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

Millions of dollars	September 30, 2012	December 31, 2011
Regulatory Assets:
Accumulated deferred income taxes	$244	$243
Under-collections - electric fuel adjustment clause	—	28
Environmental remediation costs	44	30
AROs and related funding	321	316
Franchise agreements	37	40
Deferred employee benefit plan costs	390	392
Planned major maintenance	—	6
Deferred losses on interest rate derivatives	159	154
Deferred pollution control costs	35	25
Other	60	45
Total Regulatory Assets	$1,290	$1,279

Regulatory Liabilities:
Accumulated deferred income taxes	$21	$23
Asset removal costs	688	662
Storm damage reserve	27	32
Monetization of bankruptcy claim	32	34
Deferred gains on interest rate derivatives	85	26
Planned major maintenance	8	—
Other	2	1
Total Regulatory Liabilities	$863	$778

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

Environmental remediation costs represent costs associated with the assessment and clean-up of MGP sites currently or formerly owned by the Company.  These regulatory assets are expected to be recovered over periods of up to approximately 28 years.

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

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders.  A significant majority of these deferred costs are expected to be recovered through utility rates over average service periods of participating employees, or up to approximately 12 years.

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

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the installation of scrubbers at Wateree and Williams Stations pursuant to specific regulatory orders.  Such costs related to Williams Station amount to $9.1 million at September 30, 2012 and are being recovered through utility rates over approximately 30 years.  The remaining costs relate to Wateree Station and SCE&G is allowed to accrue interest on these deferred costs until such costs are approved for recovery by the SCPSC.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates.  During the nine months ended September 30, 2012 and 2011, SCE&G applied costs of $4.6 million and $3.6 million, respectively, to the reserve.  Pursuant to the SCPSC’s July 2010 retail electric rate order approving an electric rate increase, SCE&G suspended storm damage reserve collection through rates indefinitely.

The monetization of bankruptcy claim represents proceeds from the sale of a bankruptcy claim which are expected to be amortized into operating revenue through February 2024.

The SCPSC, the NCUC or the FERC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include, but are not limited to, certain costs which have not been approved for recovery by the SCPSC or by FERC. In recording such costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, the Company could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on the Company's results of operations, liquidity or financial position in the period the write-off would be recorded.

3.	COMMON EQUITY

Changes in common equity during the nine months ended September 30, 2012 and 2011 were as follows:

Millions of dollars	2012	2011
Balance at January 1,	$3,889	$3,702
Common stock issued	73	73
Dividends declared	(194)	(188)
Comprehensive income	327	251
Balance as of September 30,	$4,095	$3,838

Authorized shares of common stock were 200 million as of September 30, 2012 and December 31, 2011.  Outstanding shares of common stock were 131.5 million and 129.9 million at September 30, 2012 and December 31, 2011, respectively.

In May 2010 SCANA entered into forward sales contracts for approximately 6.6 million common shares which, after being extended by amendments, SCANA expects to settle in the first quarter of 2013. There have been no shares issued under the forward sales contracts.

4.	LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

     In July 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042, which constituted a reopening of $250 million of its 4.35% first mortgage bonds issued in January 2012. Proceeds from these sales were used to repay short-term debt primarily incurred as a result of SCE&G's construction program, to finance capital expenditures and for general corporate purposes.

In January 2012, SCANA issued $250 million of 4.125% medium term notes due February 1, 2022. Proceeds from the sale were used to retire SCANA's $250 million 6.25% medium term notes due February 1, 2012.

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

Liquidity

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Lines of credit:
Committed long-term
Total	$300	$300	$1,100	$1,100	$100	$100
LOC advances	—	—	—	—	—	—
Weighted average interest rate	—	—	—	—	—	—
Outstanding commercial paper (270 or fewer days)	$66	$131	$327	$512	—	$10
Weighted average interest rate	0.80%	0.63%	0.47%	0.56%	—	0.57%
Letters of credit supported by LOC	$3	$3	$0.3	$0.3	—	—
Available	$231	$166	$773	$588	$100	$90

At September 30, 2012, SCANA, SCE&G (including Fuel Company) and PSNC Energy were parties to credit agreements in the amounts of $300 million, $1,100 million, of which $400 million related to Fuel Company, and $100 million, respectively. These credit agreements were used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, fossil fuel, and emission and other environmental allowances.  As of September 30, 2012, Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provided 10.0% of the aggregate $1.5 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provided 8.0%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provided 5.3%.  Three other banks provided the remaining 6.0%.

These credit agreements were amended and extended in October 2012 to expire in October 2017. In connection with the amendment and extension of the agreements, the amount of Fuel Company's credit agreement was increased to $500 million, and the other companies' credit agreements remained the same size. In addition, SCE&G entered into a new three-year credit agreement in the amount of $200 million, which is scheduled to expire in October 2015. The amended and extended credit agreements, together with SCE&G's new three-year credit agreement total an aggregate of $1.8 billion. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10.7% of the aggregate credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A., Credit Suisse AG, Cayman Islands Branch and UBS Loan Finance LLC each provide 8.9% and Branch Banking and Trust Company, Union Bank, N.A. and U.S. Bank National Association each provide 6.3%.  Two other banks provide the remaining support.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

5.	INCOME TAXES

In connection with a change in method of tax accounting for certain repair costs, the Company had previously recorded approximately $38 million of unrecognized tax benefit. During the first quarter of 2012, new administrative guidance from the Internal Revenue Service was published. Under this guidance, the Company has recognized the entire $38 million of unrecognized tax benefit. Since this change was primarily a temporary difference, the recognition of this benefit did not have a significant effect on the Company's effective tax rate. No other material changes in the status of the Company's tax positions have occurred through September 30, 2012.

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

The SCPSC authorized the suspension of SCE&G's natural gas hedging program in January 2012. The fair value of such derivative instruments remaining to be settled were not significant for any period presented.

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

The unrealized gains and losses on qualifying cash flow hedges of nonregulated operations are deferred in OCI.  When the hedged transactions affect earnings, the previously recorded gains and losses are reclassified from OCI to cost of gas.  The effects of gains or losses resulting from these hedging activities are either offset by the recording of the related hedged transactions or are included in gas sales pricing decisions made by the business unit.

As an accommodation to certain customers, SEMI, as part of its energy management services, offers fixed price supply contracts which are accounted for as derivatives.  These sales contracts are offset by the purchase of supply futures and swaps which are also accounted for as derivatives. Neither the sales contracts nor the related supply futures and swaps are designated as hedges for accounting purposes.

Interest Rate Swaps

The Company may use interest rate swaps to manage interest rate risk and exposure to changes in the fair value attributable to changes in interest rates on certain debt issuances.  These swaps may be designated as either fair value hedges or cash flow hedges.

In anticipation of the issuance of debt, the Company may use treasury rate lock or forward starting swap agreements that are designated as cash flow hedges.  The effective portions of changes in fair value and payments made or received upon termination of such agreements for regulated subsidiaries are recorded in regulatory assets or regulatory liabilities, and for the holding company or nonregulated subsidiaries, are recorded in OCI.  Such amounts are amortized to interest expense over the term of the underlying debt and are classified as an operating activity for cash flow purposes. Ineffective portions are recognized in income.  Cash payments made or received upon termination of these financial instruments are classified as an investing activity for cash flow purposes.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in DT)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of September 30, 2012
Cash flow	—	9,650,000	20,455,750	30,105,750
Not designated (a)	8,580,000	—	22,330,074	30,910,074
Total (a)	8,580,000	9,650,000	42,785,824	61,015,824

As of December 31, 2011
Cash flow	—	6,566,000	29,861,763	36,427,763
Not designated (b)	9,080,000	—	31,943,563	41,023,563
Total (b)	9,080,000	6,566,000	61,805,326	77,451,326

(a)  Includes an aggregate 5,910,000 DT related to basis swap contracts in Energy Marketing.
(b)  Includes an aggregate 9,626,000 DT related to basis swap contracts in Energy Marketing.

The Company was not party to any interest rate swaps designated as fair value hedges at September 30, 2012. The Company was party to interest rate swaps designated as fair value hedges with aggregate notional amounts of $253.2 million at December 31, 2011, and was party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $1.1 billion at September 30, 2012 and $822.6 million at December 31, 2011.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the condensed consolidated balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location (c)	Value	Location (c)	Value
As of September 30, 2012
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$27	Other current liabilities	$75
	Other deferred debits and other assets	20	Other deferred credits and other liabilities	42
Commodity contracts	Prepayments and other	2	Other current liabilities	3
	Other current liabilities	2
Total		$51		$120

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	$2
Energy management contracts	Prepayments and other	8	Prepayments and other	$1
	Other deferred debits and other assets	7	Other current liabilities	7
			Other deferred credits and other liabilities	7
Total		$17		$15

As of December 31, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$2	Other current liabilities	$55
			Other deferred credits and other liabilities	103
Commodity contracts	Other current liabilities	1	Prepayments and other	1
			Other current liabilities	10
			Other deferred credits and other liabilities	3
Total		$3		$172
Derivatives not designated as hedging instruments
Energy management contracts	Prepayments and other	$17	Prepayments and other	$3
	Other deferred debits and other assets	10	Other current liabilities	13
			Other deferred credits and other liabilities	9
Total		$27		$25

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

The effect of derivative instruments on the condensed consolidated statements of income is as follows:

With regard to the Company's interest rate swaps designated as fair value hedges, the gains on those swaps and the losses on the hedged fixed rate debt are recognized in current earnings and included in interest expense. These gains and losses, combined with the amortization of deferred gains on previously terminated swaps, resulted in increases to interest expense that were insignificant for each of the three and nine months ended September 30, 2012 and were $0.9 million and $4.9 million for the three and nine months ended September 30, 2011, respectively.

Derivatives in Cash Flow Hedging Relationships

			Gain (Loss) Reclassified from
Derivatives in Cash Flow	Gain (Loss) Deferred		Deferred Accounts into Income
Hedging Relationships	in Regulatory Accounts		(Effective Portion)
Millions of dollars	(Effective Portion)		Location	Amount
	2012	2011		2012	2011
Three Months Ended September 30,
Interest rate contracts	$23	$(63)	Interest expense	$(1)	$(1)
Nine Months Ended September 30,
Interest rate contracts	$51	$(72)	Interest expense	$(2)	$(2)

	Gain (Loss)		Gain (Loss) Reclassified from
Derivatives in Cash Flow	Recognized in OCI,		Accumulated OCI into Income,
Hedging Relationships	net of tax		net of tax (Effective Portion)
Millions of dollars	(Effective Portion)		Location	Amount
	2012	2011		2012	2011
Three Months Ended September 30,
Interest rate contracts	$(1)	$(28)	Interest expense	$(2)	$(1)
Commodity contracts	2	(5)	Gas purchased for resale	(1)	(1)
Total	$1	$(33)		$(3)	$(2)

Nine Months Ended September 30,
Interest rate contracts	$(5)	$(39)	Interest expense	$(5)	$(3)
Commodity contracts	(1)	(7)	Gas purchased for resale	(12)	(5)
Total	$(6)	$(46)		$(17)	$(8)

As of September 30, 2012, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive gain to earnings arising from cash flow hedges will include approximately $0.6 million as a decrease to gas cost and approximately $6.0 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of September 30, 2012, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2015.

Derivatives not designated as Hedging Instruments	Gain (Loss) Recognized in Income
Millions of dollars	Location	2012	2011
Three Months Ended September 30,
Commodity contracts	Gas purchased for resale	$—	$—
Nine Months Ended September 30,
Commodity contracts	Gas purchased for resale	$(1)	$(1)

Hedge Ineffectiveness

Other losses recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three and nine months ended September 30, 2012 and were $0.8 million and $1.1 million for the three and nine months ended September 30, 2011, respectively.

Credit Risk Considerations

The Company limits credit risk in its commodity and interest rate derivatives activities by assessing the creditworthiness of potential counterparties before entering into transactions with them and continuing to evaluate their creditworthiness on an ongoing basis. In this regard, the Company uses credit ratings provided by credit rating agencies and current market-based qualitative and quantitative data as well as financial statements to assess the financial health of counterparties on an ongoing basis. The Company uses standardized master agreements which may include collateral requirements. These master agreements permit the netting of cash flows associated with a single counterparty. Cash, surety bonds, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. the collateral agreements require a counterparty to post cash, surety bonds or letters of credit in the event an exposure exceeds the established threshold. the threshold represents an unsecured credit limit which may be supported by a parental/affiliate guaranty, as determined in accordance with the Company's credit policies and due diligence. In addition, collateral agreements allow for the termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of September 30, 2012 and December 31, 2011, the Company has posted $89.1 million and $140.3 million, respectively, of collateral related to derivatives with contingent provisions that are in a net liability position.  Collateral related to the positions expected to close in the next 12 months is recorded in Prepayments and other on the consolidated balance sheets. Collateral related to the noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments were fully triggered as of September 30, 2012 and December 31, 2011, the Company would be required to post an additional $28.3 million and $50.7 million, respectively, of collateral to its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of September 30, 2012 and December 31, 2011 is $117.4 million and $191.0 million, respectively.

In addition, as of September 30, 2012 and December 31, 2011, the Company has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments were fully triggered as of September 30, 2012 and December 31, 2011, the Company could request $45.8 million and $1.1 million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of September 30, 2012 and December 31, 2011 is $45.8 million and $1.1 million, respectively. In addition, at September 30, 2012, the Company may call on letters of credit in the amount of $10 million related to $12 million in commodity derivatives that are in a net asset position, compared to letters of credit of $12 million related to derivatives of $27 million at December 31, 2011.

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

		Fair Value Measurements Using
		Quoted Prices in Active	Significant Other
		Markets for Identical Assets	Observable Inputs
Millions of dollars		(Level 1)	(Level 2)
As of September 30, 2012
Assets -	Available for sale securities	$8	—
	Interest rate contracts	—	$47
	Commodity contracts	3	3
	Energy management contracts	—	15
Liabilities -	Interest rate contracts	—	117
	Commodity contracts	—	3
	Energy management contracts	—	17
As of December 31, 2011
Assets -	Available for sale securities	$3	—
	Interest rate contracts	—	$2
	Commodity contracts	—	1
	Energy management contracts	—	27
Liabilities -	Interest rate contracts	—	158
	Commodity contracts	1	13
	Energy management contracts	—	26

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

Financial instruments for which the carrying amount may not equal estimated fair value at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$5,153.0	$6,241.6	$4,653.0	$5,479.2

Fair values of long-term debt instruments are based on net present value calculations using independently sourced market data that incorporate a developed discount rate using similarly rated long-term debt, along with benchmark interest rates.  As such, the aggregate fair values presented above are considered to be Level 2.  Carrying values reflect the fair values of interest rate swaps designated as fair value hedges, based on discounted cash flow models with independently sourced market data.  Early settlement of long-term debt may not be possible or may not be considered prudent.

Carrying values of short-term borrowings approximate fair value, and are based on quoted prices from dealers in the commercial paper market. The resulting fair value is considered to be Level 2.

8.	EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011
Three months ended September 30,
Service cost	$5.0	$4.5	$1.1	$1.0
Interest cost	10.9	10.4	2.9	3.2
Expected return on assets	(15.0)	(15.3)	—	—
Prior service cost amortization	1.8	1.7	0.2	0.2
Transition obligation amortization	—	—	0.2	0.1
Amortization of actuarial loss	4.5	3.1	—	0.1
Net periodic benefit cost	$7.2	$4.4	$4.4	$4.6

Nine months ended September 30,
Service cost	$14.7	$13.7	$3.6	$3.2
Interest cost	32.2	32.6	8.9	9.2
Expected return on assets	(44.6)	(47.7)	—	—
Prior service cost amortization	5.3	5.3	0.7	0.8
Transition obligation amortization	—	—	0.5	0.5
Amortization of actuarial loss	13.8	9.1	0.4	0.3
Net periodic benefit cost	$21.4	$13.0	$14.1	$14.0

No contribution to the pension trust will be necessary in or for 2012, nor will limitations on benefit payments apply.   As authorized by the SCPSC, SCE&G defers all pension expense related to retail electric and gas operations as a regulatory asset.  Costs totaling $4.0 million and $11.4 million were deferred for the three and nine months ended September 30, 2012, respectively. Costs totaling $2.2 million and $6.8 million were deferred for the corresponding periods in 2011.

9.	COMMITMENTS AND CONTINGENCIES

Nuclear Insurance

Under Price-Anderson, SCE&G (for itself and on behalf of Santee Cooper, a one-third owner of Summer Station Unit 1) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the Company's nuclear power plant. Price-Anderson provides funds up to $12.6 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $375 million by ANI with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is currently liable for up to $117.5 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $17.5 million of the liability per reactor would be assessed per year.  SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station Unit 1, would be $78.3 million per incident, but not more than $11.7 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

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

Environmental

SCE&G

On April 13, 2012, the EPA issued a proposed rule to establish a new source performance standard for GHG emissions from fossil fuel-fired electric generating units. If enacted, the proposed rule will limit emissions of carbon dioxide from new fossil fuel-fired electric utility generating units. The Company is evaluating the proposed rule, but cannot predict when the rule will become final, if at all, or what conditions it may impose on the Company, if any.  The Company expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule would have replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and was aimed at addressing power plant emissions that may contribute to air pollution in other states.  The rule would have required states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the U.S. Court of Appeals for the D.C. Circuit vacated CSAPR and left CAIR in place. On October 5, 2012, the EPA filed a petition for rehearing of the U. S. Court of Appeals order. Air quality control installations that SCE&G and GENCO have already completed allowed the Company to comply with the reinstated CAIR.  The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with CAIR or other rules issued by the EPA are expected to be recoverable through rates.

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

  The enactment of these environmental regulations, along with other factors, has resulted in the inclusion in SCE&G's most recently filed IRP of its plans to retire a total of six coal-fired units by 2018, subject to future developments in environmental regulations, among other matters.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at all these sites will continue until 2015 and will cost an additional $22.4 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates and insurance settlements.  At September 30, 2012, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $38.6 million and are included in regulatory assets.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected.  PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs.  PSNC Energy has recorded a liability and associated regulatory asset of approximately $3.1 million, the estimated remaining liability at September 30, 2012. PSNC Energy expects to recover through rates any cost, net of insurance recovery, allocable to PSNC Energy arising from the remediation of these sites.

Nuclear Generation

SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117MW nuclear generation units currently being constructed at the site of Summer Station, with SCE&G responsible for 55% of the cost and receiving 55% of the output, and Santee Cooper responsible for and receiving the remaining 45%.  Under these agreements, SCE&G has the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, entered into the EPC Contract with the Consortium for the design, procurement and construction of the New Units.  SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

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

On May 15, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule for the New Units.  This petition replaced a February 29, 2012 petition, which was withdrawn.  The updated capital cost schedule in this petition reflects an increase of $283 million (SCE&G's portion in 2007 dollars) over the cost approved in a May 2011 order.  This petition includes additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel.  In addition, this petition includes revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and costs finalized in the July 11, 2012 agreement previously discussed. The SCPSC approved the updated construction schedule and substantially all of the capital costs in this petition on November 7, 2012.

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

	External	Intersegment	Operating	Net
Millions of dollars	Revenue	Revenue	Income	Income
Three Months Ended September 30, 2012
Electric Operations	$714	$2	$243	n/a
Gas Distribution	107	—	(7)	n/a
Retail Gas Marketing	64	—	n/a	$(5)
Energy Marketing	151	35	n/a	1
All Other	11	100	6	(3)
Adjustments/Eliminations	(9)	(137)	(4)	129
Consolidated Total	$1,038	$—	$238	$122

Nine months Ended September 30, 2012
Electric Operations	$1,851	$7	$534	n/a
Gas Distribution	507	—	81	n/a
Retail Gas Marketing	288	—	n/a	$3
Energy Marketing	402	84	n/a	5
All Other	32	309	17	(2)
Adjustments/Eliminations	(26)	(400)	15	309
Consolidated Total	$3,054	$—	$647	$315

Three Months Ended September 30, 2011
Electric Operations	$728	$2	$225	n/a
Gas Distribution	114	1	(11)	n/a
Retail Gas Marketing	68	—	n/a	$(5)
Energy Marketing	180	49	n/a	2
All Other	10	102	5	(6)
Adjustments/Eliminations	(8)	(154)	(4)	114
Consolidated Total	$1,092	$—	$215	$105

Nine months Ended September 30, 2011
Electric Operations	$1,903	$6	$487	n/a
Gas Distribution	606	1	75	n/a
Retail Gas Marketing	348	—	n/a	$14
Energy Marketing	510	146	n/a	4
All Other	30	308	13	(5)
Adjustments/Eliminations	(23)	(461)	30	276
Consolidated Total	$3,374	$—	$605	$289

	September 30,	December 31,
Segment Assets	2012	2011
Electric Operations	$8,750	$8,222
Gas Distribution	2,208	2,179
Retail Gas Marketing	121	185
Energy Marketing	91	114
All Other	1,276	1,377
Adjustments/Eliminations	1,518	1,457
Consolidated Total	$13,964	$13,534

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2011.
RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
AS COMPARED TO THE CORRESPONDING PERIODS IN 2011

Earnings Per Share

Earnings per share was as follows:

	Third Quarter		Year to Date
Millions of dollars	2012	2011	2012	2011
Basic earnings per share	$0.93	$0.81	$2.41	$2.25
Diluted earnings per share	$0.91	$0.81	$2.37	$2.23

Third Quarter

Basic earnings per share increased by $.11 due to higher electric margin, by $.02 due to higher gas margin, by $.01 due to lower operating expenses and by $.01 due to other items. These increases were partially offset by $.01 due to higher depreciation expense, by $.01 due to higher interest expense and by $.01 due to dilution from additional shares outstanding.

Year to Date

Basic earnings per share increased by $.36 due to higher electric margin and by $.01 due to other items. This increase was partially offset by $.02 due to lower gas margin, by $.05 due to higher operating expenses, by $.04 due to higher depreciation expense, by $.04 due to higher interest expense, by $.02 due to higher property taxes and by $.04 due to dilution from additional shares outstanding.

Diluted Earnings Per Share

In May 2010, SCANA entered into equity forward contracts for the sale of approximately 6.6 million common shares. During periods when the average market price of SCANA’s common stock is above the per share adjusted forward sales price, the Company computes diluted earnings per share giving effect to this dilutive potential common stock using the treasury stock method. SCANA has extended the equity forward contracts and expects to settle them in the first quarter of 2013.

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2012:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 15, 2012	$0.495	March 10, 2012	April 1, 2012
May 3, 2012	$0.495	June 11, 2012	July 1, 2012
August 2, 2012	$0.495	September 10, 2012	October 1, 2012
October 24, 2012	$0.495	December 10, 2012	January 1, 2013

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

		Third Quarter			Year to Date
Millions of dollars	2012	% Change	2011	2012	% Change	2011
Operating revenues	$716.2	(1.9)%	$730.2	$1,857.6	(2.7)%	$1,908.2
Less: Fuel used in generation	240.0	(13.6)%	277.9	621.9	(16.3)%	742.8
Purchased power	9.4	59.3%	5.9	19.7	23.1%	16.0
Margin	$466.8	4.6%	$446.4	$1,216.0	5.8%	$1,149.4

Third Quarter

Margin increased approximately $16.6 million due to base rate increases under the BLRA, by $3.3 million due to customer growth and higher average use and by $1.5 million due to lower fuel handling expenses.

Year to Date

Margin increased approximately $42.6 million due to base rate increases under the BLRA, by $16.4 million due to customer growth and higher average use and by $4.8 million due to lower fuel handling expenses.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

		Third Quarter			Year to Date
Classification	2012	% Change	2011	2012	% Change	2011
Residential	2,372	(6.7)%	2,542	5,861	(11.3)%	6,609
Commercial	2,132	(2.2)%	2,180	5,622	(2.5)%	5,769
Industrial	1,531	(3.5)%	1,586	4,430	(2.3)%	4,536
Other	167	(1.2)%	169	449	2.0%	440
Total Retail Sales	6,202	(4.2)%	6,477	16,362	(5.7)%	17,354
Wholesale	677	9.4%	619	1,935	19.6%	1,618
Total Sales	6,879	(3.1)%	7,096	18,297	(3.6)%	18,972

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

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution sales margin (including transactions with affiliates) was as follows:

		Third Quarter			Year to Date
Millions of dollars	2012	% Change	2011	2012	% Change	2011
Operating revenues	$107.0	(5.8)%	$113.6	$507.0	(16.4)%	$606.2
Less: Gas purchased for resale	53.4	(14.1)%	62.2	239.2	(31.3)%	348.0
Margin	$53.6	4.3%	$51.4	$267.8	3.7%	$258.2

Sales volumes (in DT) by class, including transportation, were as follows:

		Third Quarter			Year to Date
Classification (in thousands)	2012	% Change	2011	2012	% Change	2011
Residential	1,883	1.6%	1,853	20,052	(20.6)%	25,253
Commercial	3,898	3.6%	3,764	16,946	(8.3)%	18,480
Industrial	4,939	13.3%	4,359	15,410	9.8%	14,032
Transportation	9,264	22.6%	7,556	28,417	14.0%	24,925
Total	19,984	14.0%	17,532	80,825	(2.3)%	82,690

Third Quarter

Margin at SCE&G increased primarily due to the SCPSC-approved increase in retail gas base rates under the RSA which became effective with the first billing cycle of November 2011. Margin at PSNC Energy increased by $0.9 million primarily due to residential and commercial customer growth of approximately 2% as well as increased industrial usage.  Total sales volumes increased due to higher industrial usage resulting from competitive natural gas prices, which also increased usage of natural gas fired electric generation.

Year to Date

Margin at SCE&G increased primarily due to the SCPSC-approved increase in retail gas base rates under the RSA which became effective with the first billing cycle of November 2011. Margin at PSNC Energy increased by $3.3 million primarily due to residential and commercial customer growth of approximately 2%.  Residential and commercial sales volumes decreased primarily as a result of milder weather. Industrial sales volumes increased due to the competitive price of gas versus alternate fuel sources.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing revenues and net income were as follows:

		Third Quarter			Year to Date
Millions	2012	% Change	2011	2012	% Change	2011
Operating revenues	$63.7	(6.2)%	$67.9	$287.8	(17.3)%	$348.0
Net Income (Loss)	(4.7)	9.3%	(4.3)	3.2	(77.9)%	14.5

Third Quarter

Changes in operating revenues and net loss are primarily due to lower gas prices and a decrease in regulated provider participants in 2012.

Year to Date

Changes in operating revenues and net income are primarily due to milder weather in 2012.

 Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and net income were as follows:

		Third Quarter			Year to Date
Millions	2012	% Change	2011	2012	% Change	2011
Operating revenues	$186.7	(19.1)%	$230.7	$485.8	(26.1)%	$657.2
Net Income	1.7	6.3%	1.6	5.3	32.5%	4.0

Operating revenues are lower due to lower market prices.  Net income is higher due to increases in consumption.

 Other Operating Expenses

Other operating expenses were as follows:

		Third Quarter			Year to Date
Millions of dollars	2012	% Change	2011	2012	% Change	2011
Other operation and maintenance	$164.8	(1.1)%	$166.7	$509.7	1.7%	$501.1
Depreciation and amortization	88.7	2.0%	87.0	266.6	3.0%	258.9
Other taxes	50.7	2.0%	49.7	156.3	2.6%	152.3

Third Quarter

Other operation and maintenance expenses decreased by $0.5 million due to lower generation, transmission and distribution expenses and by $2.5 million due to lower customer service expense and general expenses. These decreases were partially offset by $0.7 million due to higher compensation and other benefits. Depreciation and amortization expense increased primarily due to a higher level of plant in service.  Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased by $9.8 million due to higher generation, transmission and distribution expenses and by $7.1 million due to higher compensation and other benefits. These increases were partially offset by $9.0 million due to lower customer service expense and general expenses, including bad debt expense. Depreciation and amortization expense increased primarily due to a higher level of plant in service.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities, the activities of certain non-regulated subsidiaries and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits), both of which have the effect of increasing reported net income.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three and nine months ended September 30, 2012 were higher than the same periods in 2011 primarily due to higher income.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities.  The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  The Company’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2012 was 2.95 and 2.94, respectively.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

At September 30, 2012, the Company had net available liquidity of approximately $1.1 billion. The Company's credit agreements were amended and extended in October 2012 and expire in October 2017. In connection with the amendment and extension of the agreements, Fuel Company's credit agreement was increased to $500 million, and the other companies' credit agreement remained the same size. In addition, SCE&G entered into a new three-year credit agreement in the amount of $200 million, which is scheduled to expire in October 2015. The amended and extended credit agreements, together with SCE&G's new three-year credit agreement, total an aggregate of $1.8 billion.The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of any outstanding balance on its draws from the credit facilities. The Company’s long-term debt portfolio has a weighted average maturity of approximately 18 years and bears an average interest cost of 5.9%.  Substantially all of the long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCE&G and GENCO have obtained FERC authority to issue short-term debt securities and assume liabilities as a guarantor (pursuant to Section 204 of the Federal Power Act). SCE&G may issue up to $2.2 billion of debt with maturity dates of one year or less, consisting of no more than $1.6 billion outstanding of short-term debt and no more than $600 million in liability as a guarantor, and GENCO may issue up to $150 million of short-term debt. The authority to make such issuances expires in October 2014.

SCANA issued $73 million of stock during the nine months ended September 30, 2012 through various compensation and dividend reinvestment plans.  Similar issuances are expected in future quarters. The Company expects to issue approximately 6.6 million common shares under forward sales contracts in the first quarter of 2013 which will result in net proceeds of approximately $196 million.

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

In January 2012, SCANA issued $250 million of 4.125% medium term notes due February 1, 2022. Proceeds from the sale were used to retire SCANA's $250 million 6.25% medium term notes due February 1, 2012.

The Company has paid approximately $37 million, net, in 2012 to settle interest rate contracts associated with the issuance of long-term debt.
OTHER MATTERS

Nuclear Generation

               SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117-MW nuclear generation units currently being constructed at the site of Summer Station, with SCE&G responsible for 55% of the cost and receiving 55% of the output, and Santee Cooper responsible for and receiving the remaining 45%.  Under these agreements, SCE&G has the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, entered into the EPC Contract with the Consortium for the design, procurement and construction of the New Units.  SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

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

On May 15, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule for the New Units.  This petition replaced a February 29, 2012 petition, which was withdrawn.  The updated capital cost schedule in this petition reflects an increase of $283 million (SCE&G's portion in 2007 dollars) over the cost approved in a May 2011 order. This petition includes additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel.  In addition, this petition includes revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and costs finalized in the July 11, 2012 agreement previously discussed.  The SCPSC approved the updated construction schedule and substantially all of the capital costs in this petition on November 7, 2012.

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

Interest Rate Risk - The Company's market risk exposures relative to interest rate risk have not changed materially compared with the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Interest rates on substantially all of the Company's outstanding long-term debt, other than credit facility draws, are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives. The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.

For further discussion of changes in long-term debt and interest rate derivatives, see ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES and also Notes 4 and 6 of the condensed consolidated financial statements.

Commodity price risk - The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types.  The SCPSC authorized the suspension of SCE&G's natural gas hedging program in January 2012. The fair value of SCE&G's derivative instruments remaining to be settled were not significant for any period presented. See Note 6 of the condensed consolidated financial statements.  The following tables provide information about the Company’s financial instruments that are sensitive to changes in natural gas prices.  Weighted average settlement prices are per 10,000 DT.  Fair value represents quoted market prices for these or similar instruments.

Expected Maturity:
Futures Contracts		Options
			Purchased Call
2012	Long	2012	(Long)
Settlement Price (a)	3.49	Strike Price (a)	4.03
Contract Amount (b)	5.2	Contract Amount (b)	11.5
Fair Value (b)	5.4	Fair Value (b)	0.3
2013		2013
Settlement Price (a)	3.79	Strike Price (a)	3.89
Contract Amount (b)	13.6	Contract Amount (b)	22.2
Fair Value (b)	14.4	Fair Value (b)	1.7
2014
Settlement Price (a)	4.16
Contract Amount (b)	1.1
Fair Value (b)	1.2
(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2012	2013	2014	2015	2016
Commodity Swaps:
Pay fixed/receive variable (b)	23.5	47.1	14.7	12.6	7.2
Average pay rate (a)	3.7615	4.2352	5.0123	5.2608	4.9875
Average received rate (a)	3.4855	3.8022	4.1823	4.3695	4.5463
Fair value (b)	21.8	42.3	12.3	10.5	6.5
Pay variable/receive fixed (b)	10.9	26.0	12.3	10.7	6.5
Average pay rate (a)	3.4721	3.8203	4.1767	4.3706	4.5463
Average received rate (a)	3.9605	4.4752	5.0134	5.2476	4.9942
Fair value (b)	12.4	30.5	14.7	12.8	7.2
Basis Swaps:
Pay variable/receive variable (b)	6.0	16.0	—	—	—
Average pay rate (a)	3.4740	3.8123	—	—	—
Average received rate (a)	3.4621	3.7975	—	—	—
Fair value (b)	6.0	15.9	—	—	—
(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2012, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2012, SCANA’s disclosure controls and procedures were effective.  There has been no change in SCANA’s internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

Item 1. FINANCIAL STATEMENTS
SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	September 30, 2012	December 31, 2011
Assets
Utility Plant In Service	$9,904	$10,312
Accumulated Depreciation and Amortization	(3,304)	(3,367)
Construction Work in Progress	1,908	1,472
Plant to be Retired, Net	418	—
Nuclear Fuel, Net of Accumulated Amortization	163	171
Utility Plant, Net ($644 and $662 related to VIEs)	9,089	8,588
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	58	52
Assets held in trust, net - nuclear decommissioning	94	84
Other investments	3	2
Nonutility Property and Investments, Net	155	138
Current Assets:
Cash and cash equivalents	35	16
Receivables, net of allowance for uncollectible accounts of $3 and $3	486	482
Affiliated receivables	11	9
Inventories (at average cost):
Fuel and gas supply	204	196
Materials and supplies	124	120
Emission allowances	2	2
Prepayments and other	139	82
Deferred income taxes	—	8
Total Current Assets ($201 and $193 related to VIEs)	1,001	915
Deferred Debits and Other Assets:
Regulatory assets	1,216	1,206
Other	169	190
Total Deferred Debits and Other Assets ($62 and $61 related to VIEs)	1,385	1,396
Total	$11,630	$11,037

Millions of dollars	September 30, 2012	December 31, 2011
Capitalization and Liabilities
Common equity	$3,864	$3,665
Noncontrolling interest	112	108
Long-Term Debt, net	3,585	3,222
Total Capitalization	7,561	6,995
Current Liabilities:
Short-term borrowings	327	512
Current portion of long-term debt	169	19
Accounts Payable	188	231
Affiliated Payables	109	136
Customer deposits and customer prepayments	50	54
Taxes accrued	142	150
Interest accrued	53	54
Dividends declared	55	39
Derivative financial instruments	72	2
Other	35	61
Total Current Liabilities	1,200	1,258
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,437	1,371
Deferred investment tax credits	37	40
Asset retirement obligations	476	449
Postretirement benefits	183	179
Regulatory liabilities	649	575
Other	87	170
Total Deferred Credits and Other Liabilities	2,869	2,784
Commitments and Contingencies (Note 9)	—	—
Total	$11,630	$11,037

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Operating Revenues:
Electric	$716	$730	$1,857	$1,908
Gas	61	67	244	285
Total Operating Revenues	777	797	2,101	2,193
Operating Expenses:
Fuel used in electric generation	240	278	622	743
Purchased power	9	6	20	16
Gas purchased for resale	38	44	134	181
Other operation and maintenance	130	132	402	391
Depreciation and amortization	73	72	220	214
Other taxes	46	45	142	139
Total Operating Expenses	536	577	1,540	1,684
Operating Income	241	220	561	509
Other Income (Expense):
Other income	—	—	—	2
Other expenses	(3)	(3)	(9)	(9)
Interest charges, net of allowance for borrowed funds used during construction of $3, $2, $7 and $6	(53)	(53)	(157)	(153)
Allowance for equity funds used during construction	5	5	12	12
Total Other Expense	(51)	(51)	(154)	(148)
Income Before Income Tax Expense	190	169	407	361
Income Tax Expense	58	50	126	110
Net Income	132	119	281	251
Less Net Income Attributable to Noncontrolling Interest	3	2	9	7
Earnings Available to Common Shareholder	$129	$117	$272	$244

Dividends Declared on Common Stock	$56	$51	$163	$150

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Net Income	$132	$119	$281	$251
Other Comprehensive Income, net of tax:
Amortization of deferred employee benefit plan costs reclassified to net income, net of tax of $-, $-, $- and $-	—	—	—	—
Total Comprehensive Income	132	119	281	251
Less comprehensive income attributable to noncontrolling interest	(3)	(2)	(9)	(7)
Comprehensive income available to common shareholder (1)	$129	$117	$272	$244

(1)  Accumulated other comprehensive loss totaled $3.1 million as of September 30, 2012 and $3.3 million as of December 31, 2011.

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2012	2011
Cash Flows From Operating Activities:
Net income	$281	$251
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	3	2
Deferred income taxes, net	74	83
Depreciation and amortization	221	214
Amortization of nuclear fuel	38	27
Allowance for equity funds used during construction	(12)	(12)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	(22)	11
Inventories	(49)	20
Prepayments and other	(57)	63
Regulatory assets	(1)	(90)
Regulatory liabilities	49	(10)
Accounts payable	13	(40)
Taxes accrued	(8)	(14)
Interest accrued	(1)	(1)
Changes in other assets	44	(7)
Changes in other liabilities	(20)	6
Net Cash Provided From Operating Activities	553	503
Cash Flows From Investing Activities:
Property additions and construction expenditures	(793)	(641)
Proceeds from investments (including derivative collateral posted)	196	5
Purchase of investments (including derivative collateral posted)	(199)	(37)
Proceeds from interest rate contract settlement	14	—
Payments upon interest rate contract settlement	—	(31)
Net Cash Used For Investing Activities	(782)	(704)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	517	349
Repayment of long-term debt	(13)	(166)
Dividends	(146)	(155)
Contributions from parent	84	73
Short-term borrowings –affiliate, net	(9)	(30)
Short-term borrowings, net	(185)	116
Net Cash Provided From Financing Activities	248	187
Net Increase (Decrease) In Cash and Cash Equivalents	19	(14)
Cash and Cash Equivalents, January 1	16	31
Cash and Cash Equivalents, September 30	$35	$17
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $7 and $6)	$147	$138
– Income taxes	81	—
Noncash Investing and Financing Activities:
Accrued construction expenditures	66	56
Capital leases	4	2

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011
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

Variable Interest Entity

SCE&G has determined that it has a controlling financial interest in GENCO and Fuel Company (which are considered to be VIEs) and, accordingly, the accompanying condensed consolidated financial statements include the accounts of SCE&G, GENCO and Fuel Company. The equity interests in GENCO and Fuel Company are held solely by SCANA, SCE&G’s parent. Accordingly, GENCO’s and Fuel Company’s equity and results of operations are reflected as noncontrolling interest in Consolidated SCE&G’s condensed consolidated financial statements.

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $480 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission allowances. See also Note 4.

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

Rate Matters

Electric

SCE&G's retail electric rates are established in part by using a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In February 2012, SCE&G requested authorization to decrease the total fuel cost component of its retail electric rates to be effective the first billing cycle of May 2012. In March 2012, SCE&G, the ORS and SCEUC entered into a settlement agreement in which SCE&G agreed to recover an amount equal to its actual under-collected balance of base fuel and variable environmental costs as of April 30, 2012 in the next rate period beginning with the first billing cycle of May 2012. In April 2012, the SCPSC approved the settlement agreement and ruled among other matters that SCE&G's fuel purchasing practices and policies were reasonable and prudent for the period January 1, 2011, through December 31, 201l.

On June 29, 2012, SCE&G filed an application with the SCPSC requesting an increase in retail revenues of approximately $151.5 million or 6.61%. SCE&G also requested a mid-period reduction to the cost of fuel component in rates, as well as a reduction in the DSM component rider to retail rates. These adjustments will reduce the overall revenue increase requested to 3.75%. In addition, SCE&G requested recovery of and a return on the net carrying value of certain generating plant assets described below. SCE&G has requested that the proposed increase be effective January 1, 2013. A public hearing on this matter has been scheduled to begin on November 26, 2012; a decision from the SCPSC is expected in late December 2012.

On May 30, 2012, SCE&G filed its annual IRP with the SCPSC. The IRP evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. The IRP identified a total of six coal-fired units that SCE&G plans to retire by 2018, subject to future developments in environmental regulations, among other matters. These units have an aggregate generating capacity (summer 2012) of 730 MW. The net carrying value of these units totaled $418 million at September 30, 2012, and is identified as Plant to be Retired, Net in the condensed consolidated financial statements. Included in this amount is approximately $23 million related to a unit that SCE&G plans to retire by the end of 2012. In its June 29, 2012 application with the SCPSC, described above, SCE&G has requested recovery of and a return on the net carrying value of this unit. SCE&G plans to make similar requests for the remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. SCE&G continues to depreciate these units using composite straight-line rates approved by the SCPSC while the assets are in use.

In July 2010, the SCPSC issued an order approving a 4.88% overall increase in SCE&G’s retail electric base rates and authorized an allowed return on common equity of 10.7%. The SCPSC’s order adopted various stipulations among SCE&G, the ORS and other intervening parties. Among other matters, the SCPSC’s order provided for a $48.7 million credit to SCE&G’s customers over two years to be offset by accelerated recognition of previously deferred state income tax credits.

The SCPSC has approved DSM Programs for SCE&G's customers, including the establishment of an annual rider, approved by the SCPSC, to allow recovery of the costs and lost net margin revenue associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G must submit annual filings to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits.  In January 2011, SCE&G submitted to the SCPSC an annual update on DSM Programs and rate rider. In May 2011, the SCPSC approved the updated rate rider, which became effective the first billing cycle of June 2011. In January 2012, SCE&G submitted to the SCPSC another annual update on DSM Programs and rate rider. In April 2012, the SCPSC approved the updated rate rider and authorized SCE&G to increase its rates to recover approximately $19.6 million related to DSM Programs as set forth in its petition. The increase became effective the first billing cycle of May 2012.

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

In May 2011, the SCPSC approved an updated capital cost schedule sought by SCE&G that, among other matters, incorporated then-identifiable capital costs of $173.9 million (SCE&G's portion in 2007 dollars). On May 15, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule for the New Units. This petition replaced a February 29, 2012 petition, which was withdrawn. The updated capital cost schedule in this petition reflects an increase of $283 million (SCE&G's portion in 2007 dollars) over the cost approved in the May 2011 order.  This petition includes additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel.  In addition, this petition includes revised substantial completion dates for the New Units based on the March 30,

2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site (which claims are discussed in Note 9).  The SCPSC approved the updated construction schedule and substantially all of the capital costs in this petition on November 7, 2012.

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

Year	Increase	Amount (Millions)
2012	2.3%	$52.1
2011	2.4%	$52.8

Gas

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the following years:

Year	Action		Amount (Millions)
2012	2.1%	Increase	$7.5
2011	2.1%	Increase	$8.6

SCE&G's natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G's gas purchasing policies and procedures was held in November 2011 before the SCPSC. The SCPSC issued an order in January 2012 finding that SCE&G's gas purchasing policies and practices during the review period of August 1, 2010 through July 31, 2011, were reasonable and prudent and authorized the suspension of SCE&G's natural gas hedging program. The next annual PGA hearing is scheduled for November 8, 2012.

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

Millions of dollars	September 30, 2012	December 31, 2011
Regulatory Assets:
Accumulated deferred income taxes	$238	$238
Under collections – electric fuel adjustment clause	—	28
Environmental remediation costs	39	25
AROs and related funding	305	301
Franchise agreements	37	40
Deferred employee benefit plan costs	347	348
Planned major maintenance	—	6
Deferred losses on interest rate derivatives	159	154
Deferred pollution control costs	35	25
Other	56	41
Total Regulatory Assets	$1,216	$1,206

Regulatory Liabilities:
Accumulated deferred income taxes	$21	$23
Asset removal costs	507	493
Storm damage reserve	27	32
Deferred gains on interest rate derivatives	85	26
Planned major maintenance	8	—
Other	1	1
Total Regulatory Liabilities	$649	$575

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

Environmental remediation costs represent costs associated with the assessment and clean-up of MGP sites currently or formerly owned by SCE&G.  These regulatory assets are expected to be recovered over periods of up to approximately 28 years.

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

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders.  A significant majority of these deferred costs are expected to be recovered through utility rates over average service periods of participating employees, or up to approximately 12 years.

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

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the installation of scrubbers at Wateree and Williams Stations pursuant to specific regulatory orders.  Such costs related to Williams Station amount to $9.1 million at September 30, 2012 and are being recovered through utility rates over approximately 30 years. The remaining costs relate to Wateree Station and SCE&G is allowed to accrue interest on these deferred costs until such costs are approved for recovery by the SCPSC.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates.  During the nine months ended September 30, 2012 and 2011, SCE&G applied costs of $4.6 million and $3.6 million, respectively, to the reserve.  Pursuant to the SCPSC’s July 2010 retail electric rate order approving an electric rate increase, SCE&G suspended storm damage reserve collection through rates indefinitely.

The SCPSC or the FERC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include, but are not limited to, certain costs which have not been approved for recovery by the SCPSC or by FERC. In recording such costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by SCE&G. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, Consolidated SCE&G could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on Consolidated SCE&G's results of operations, liquidity or financial position in the period the write-off would be recorded.

3.	EQUITY

Changes in common equity during the nine months ended September 30, 2012 and 2011 were as follows:

Millions of dollars	Common Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2012	$3,665	$108	$3,773
Capital contribution from parent	84	—	84
Dividends declared	(157)	(5)	(162)
Comprehensive income	272	9	281
Balance as of September 30, 2012	$3,864	$112	$3,976

Balance at January 1, 2011	$3,437	$104	$3,541
Capital contribution from parent	73	—	73
Dividends declared	(146)	(5)	(151)
Comprehensive income	244	7	251
Balance as of September 30, 2011	$3,608	$106	$3,714

Authorized shares of SCE&G common stock were 50 million as of September 30, 2012 and December 31, 2011.  Outstanding shares of common stock were 40.3 million at both September 30, 2012 and December 31, 2011. Authorized shares of SCE&G preferred stock were 20 million as of September 30, 2012 and December 31, 2011, of which 1,000 shares were issued and outstanding during all periods presented. All issued and outstanding shares of SCE&G's common and preferred stock were held by SCANA during all periods presented.

4.	LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

     In July 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042, which constituted a reopening of $250 million of its 4.35% first mortgage bonds issued in January 2012. Proceeds from these sales were used to repay short-term debt primarily incurred as a result of SCE&G's construction program, to finance capital expenditures and for general corporate purposes.

 Substantially all of Consolidated SCE&G’s electric utility plant is pledged as collateral in connection with long-term debt. Consolidated SCE&G is in compliance with all debt covenants.

Liquidity

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

Millions of dollars	September 30, 2012	December 31, 2011
Lines of credit:
Committed long-term
Total	$1,100	$1,100
LOC advances	—	—
Weighted average interest rate	—	—
Outstanding commercial paper (270 or fewer days)	$327	$512
Weighted average interest rate	0.47%	0.56%
Letters of credit supported by LOC	$0.3	$0.3
Available	$773	$588

At September 30, 2012, SCE&G and Fuel Company were parties to credit agreements in the amount of $1.1 billion, of which $400 million relates to Fuel Company. These credit agreements were used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, fossil fuel, and emission and other environmental allowances.  As of September 30, 2012, Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provided 10.0% of the aggregate $1.1 billion credit facilities, Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. and UBS Loan Finance LLC each provided 8.0%, and Deutsche Bank AG New York Branch, Union Bank, N.A. and U.S. Bank National Association each provided 5.3%.  Three other banks provided the remaining 6.0%.

These credit agreements were amended and extended in October 2012 to expire in October 2017. In connection with the amendment and extension of the agreements, the amount of Fuel Company's credit agreement was increased to $500 million, and SCE&G's existing credit agreement remained the same size. In addition, SCE&G entered into a new three-year credit agreement in the amount of $200 million, which is scheduled to expire in October 2015. The amended and extended credit agreements, together with SCE&G's new three-year credit agreement total an aggregate of $1.4 billion. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10.7% of the aggregate credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A., Credit Suisse AG, Cayman Islands Branch and UBS Loan Finance LLC each provide 8.9% and Branch Banking and Trust Company, Union Bank, N.A. and U.S. Bank National Association each provide 6.3%.  Two other banks provide the remaining support.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

5.	INCOME TAXES

In connection with a change in method of tax accounting for certain repair costs, Consolidated SCE&G had previously recorded approximately $38 million of unrecognized tax benefit. During the first quarter of 2012, new administrative guidance from the Internal Revenue Service was published. Under this guidance, Consolidated SCE&G has recognized the entire $38 million of unrecognized tax benefit. Since this change was primarily a temporary difference, the recognition of this benefit did not have a significant effect on Consolidated SCE&G's effective tax rate. No other material changes in the status of Consolidated SCE&G's tax positions have occurred through September 30, 2012.

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

Commodity Derivatives

The SCPSC authorized the suspension of SCE&G's natural gas hedging program in January 2012.  The fair value of such derivative instruments remaining to be settled were not significant for any period presented.

Interest Rate Swaps

Consolidated SCE&G synthetically converts variable rate debt to fixed rate debt using swaps that are designated as cash flow hedges.  Periodic payments to or receipts from swap counterparties related to these derivatives are recorded within interest expense and are classified as an operating activity for cash flow purposes.

In anticipation of the issuance of debt, Consolidated SCE&G may use treasury rate lock or forward starting swap agreements that are designated as cash flow hedges.  The effective portions of changes in fair value and payments made or received upon termination of such agreements are recorded in regulatory assets or regulatory liabilities.  Such amounts are amortized to interest expense over the term of the underlying debt and are classified as an operating activity for cash flow purposes.  Ineffective portions are recognized in income.  Cash payments made or received upon termination of these financial instruments are classified as an investing activity for cash flow purposes.

Quantitative Disclosures Related to Derivatives

SCE&G was party to natural gas derivative contracts for 210,000 DT at September 30, 2012 and 2,490,000 DT at December 31, 2011.  Consolidated SCE&G was a party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $971.4 million at September 30, 2012 and $471.4 million at December 31, 2011.

The fair value of interest rate derivatives was reflected in the condensed consolidated balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location	Value	Location	Value
As of September 30, 2012
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$27	Other current liabilities	$72
	Other deferred debits and other assets	20	Other deferred credits and other liabilities	12
Total		$47		$84
As of December 31, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$1	Other current liabilities	$2
			Other deferred credits and other liabilities	75
Total		$1		$77

The effect of derivative instruments on the condensed consolidated statement of income is as follows:

			Gain (Loss) Reclassified from
Derivatives in Cash Flow	Gain (Loss) Deferred		Deferred Accounts into Income
Hedging Relationships	in Regulatory Accounts		(Effective Portion)
Millions of dollars	(Effective Portion)		Location	Amount
	2012	2011		2012	2011
Three Months Ended September 30,
Interest rate contracts	$23	$(63)	Interest expense	$(1)	$(1)
Nine Months Ended September 30,
Interest rate contracts	$51	$(72)	Interest expense	$(2)	$(2)

Derivatives not designated as Hedging Instruments	Gain (Loss) Recognized in Income
Millions of dollars	Location	2012	2011
Three Months Ended September 30,
Commodity contracts	Gas purchased for resale	—	—
Nine Months Ended September 30,
Commodity contracts	Gas purchased for resale	(1)	(1)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three and nine months ended September 30, 2012 and were $0.8 million and $1.1 million for the three and nine months ended September 30, 2011, respectively.

Credit Risk Considerations

Consolidated SCE&G limits credit risk in its commodity and interest rate derivatives activities by assessing the creditworthiness of potential counterparties before entering into transactions with them and continuing to evaluate their creditworthiness on an ongoing basis. In this regard, Consolidated SCE&G uses credit ratings provided by credit rating agencies and current market-based qualitative and quantitative data as well as financial statements to assess the financial health of counterparties on an ongoing basis. Consolidated SCE&G uses standardized master agreements which may include collateral requirements. These master agreements permit the netting of cash flows associated with a single counterparty. Cash, surety bonds, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. the collateral agreements require a counterparty to post cash, surety bonds or letters of credit in the event an exposure exceeds the established threshold. the threshold represents an unsecured credit limit which may be supported by a parental/affiliate guaranty, as determined in accordance with Consolidated SCE&G's credit policies and due diligence. In addition, collateral agreements allow for the termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that require Consolidated SCE&G to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of September 30, 2012 and December 31, 2011, Consolidated SCE&G has posted $42.7 million and $45.0 million, respectively, of collateral related to derivatives with contingent provisions that are in a net liability position.  Collateral related to the positions expected to close in the next 12 months are recorded in Prepayments and other on the consolidated balance sheets. Collateral related to the noncurrent positions are recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments were fully triggered as of September 30, 2012 and December 31, 2011, Consolidated SCE&G would be required to post an additional $28.0 million and $31.7 million, respectively, of collateral to its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of September 30, 2012 and December 31, 2011 is $70.7 million and $76.7 million, respectively.

In addition, as of September 30, 2012 and December 31, 2011, Consolidated SCE&G has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments were fully triggered as of September 30, 2012 and December 31, 2011, Consolidated SCE&G could request $45.8 million and $1.1 million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of September 30, 2012 and December 31, 2011 is $45.8 million and $1.1 million, respectively.

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

Consolidated SCE&G’s interest rate swap agreements are valued using discounted cashflow models with independently sourced market data.  Fair value measurements based on significant other observable inputs (level 2) were as follows:

		Fair Value Measurements Using
		Significant Other
		Observable Inputs (Level 2)
Millions of dollars		September 30, 2012	December 31, 2011

Assets -	Interest rate contracts	$47	$1
Liabilities -	Interest rate contracts	84	77

There were no fair value measurements based on quoted prices in active markets for identical assets (Level 1) or significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1 and 2 during any period presented.

Financial instruments for which the carrying amount may not equal estimated fair value at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,753.6	$4,661.0	$3,241.5	$3,920.3

Fair values of long-term debt instruments are based on net present value calculations using independently sourced market data that incorporate a developed discount rate using similarly rated long-term debt, along with benchmark interest rates.  As such, the aggregate fair values presented above are considered to be Level 2. Early settlement of long-term debt may not be possible or may not be considered prudent.

Carrying values of short-term borrowings approximate fair value, and are based on quoted prices from dealers in the commercial paper market. The resulting fair value is considered to be Level 2.

8.	EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Consolidated SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all regular, full-time employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  Components of net periodic benefit cost recorded by Consolidated SCE&G were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011
Three months ended September 30,
Service cost	$4.1	$3.6	$0.8	$0.7
Interest cost	9.1	8.8	2.3	2.5
Expected return on assets	(12.6)	(13.0)	—	—
Prior service cost amortization	1.6	1.5	0.1	0.2
Amortization of actuarial loss	3.7	2.6	0.1	0.1
Net periodic benefit cost	$5.9	$3.5	$3.3	$3.5

Nine months ended September 30,
Service cost	$11.8	$11.0	$2.8	$2.5
Interest cost	27.3	27.7	7.0	7.2
Expected return on assets	(37.8)	(40.5)	—	—
Prior service cost amortization	4.5	4.5	0.5	0.6
Amortization of actuarial loss	11.7	7.7	0.3	0.2
Net periodic benefit cost	$17.5	$10.4	$10.6	$10.5

No contribution to the pension trust will be necessary in or for 2012, nor will limitations on benefit payments apply.   As authorized by the SCPSC, SCE&G defers all pension expense related to retail electric and gas operations as a regulatory asset. Costs totaling $4.0 million and $11.4 million were deferred for the three and nine months ended September 30, 2012, respectively. Costs totaling $2.2 million and $6.8 million were deferred for the corresponding periods in 2011.

9.	COMMITMENTS AND CONTINGENCIES

 Nuclear Insurance

Under Price-Anderson, SCE&G (for itself and on behalf of Santee Cooper, a one-third owner of Summer Station Unit 1) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the Company's nuclear power plant. Price-Anderson provides funds up to $12.6 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $375 million by ANI with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is currently liable for up to $117.5 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $17.5 million of the liability per reactor would be assessed per year.  SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station Unit 1, would be $78.3 million per incident, but not more than $11.7 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

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

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements. On July 6, 2011 the EPA issued the CSAPR.  This rule would have replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and was aimed at addressing power plant emissions that may contribute to air pollution in other states.  The rule would have required states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the U.S. Court of Appeals for the D.C. Circuit vacated CSAPR and left CAIR in place. On October 5, 2012, the EPA filed a petition for rehearing of the U. S. Court of Appeals order. Air quality control installations that SCE&G and GENCO have already completed allowed Consolidated SCE&G to comply with the reinstated CAIR.  Consolidated SCE&G will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with CAIR or other rules issued by the EPA are expected to be recoverable through rates.

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

The enactment of these environmental regulations, along with other factors, has resulted in the inclusion in SCE&G's most recently filed IRP of its plans to retire a total of six coal-fired units by 2018, subject to future developments in environmental regulations, among other matters.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at all these sites will continue until 2015 and will cost an additional $22.4 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates and insurance settlements.  At September 30, 2012, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $38.6 million and are included in regulatory assets.

Nuclear Generation

SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117-MW nuclear generation units currently being constructed at the site of Summer Station, with SCE&G responsible for 55% of the cost and receiving 55% of the output, and Santee Cooper responsible for and receiving the remaining 45%.  Under these agreements, SCE&G has the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, entered into the EPC Contract with the Consortium for the design, procurement and construction of the New Units.  SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

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

On May 15, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule for the New Units.  This petition replaced a February 29, 2012 petition, which was withdrawn. The updated capital cost schedule in this petition reflects an increase of $283 million (SCE&G's portion in 2007 dollars) over the cost approved in the May 2011 order.  This petition includes additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel.  In addition, this petition includes revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and costs finalized in the July 11, 2012 agreement previously discussed. The SCPSC approved the updated construction schedule and substantially all of the capital costs in this petition on November 7, 2012.

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

CGT transports natural gas to SCE&G to serve SCE&G’s retail gas customers and certain electric generation requirements.  Transportation services totaled approximately $27.1 million and $22.8 million for the nine months ended September 30, 2012 and 2011, respectively.  SCE&G had approximately $2.8 million and $2.5 million payable to CGT for transportation services at September 30, 2012 and December 31, 2011, respectively.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $84.0 million and $146.6 million for the nine months ended September 30, 2012 and 2011, respectively.  SCE&G’s payables to SEMI for such purposes were $10.1 million and $13.2 million as of September 30, 2012 and December 31, 2011, respectively.

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and selling of refined coal to reduce emissions. SCE&G owned 10% of Cope Refined Coal, LLC through December 31, 2011. SCE&G accounts for these investments using the equity method.  SCE&G’s receivables from these affiliates were $10.8 million at September 30, 2012 and $8.5 million at December 31, 2011.  SCE&G’s payables to these affiliates were $10.8 million at September 30, 2012 and $8.6 million at December 31, 2011.  SCE&G’s total purchases were $87.3 million and $100.9 million for the nine months ended September 30, 2012 and 2011, respectively.  SCE&G’s total sales were $86.9 million and $100.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Consolidated SCE&G participates in a utility money pool.  Money pool borrowings and investments bear interest at short-term market rates.  Consolidated SCE&G’s interest income and expense from money pool transactions was not significant for the nine months ended September 30, 2012 or 2011.  At September 30, 2012 and December 31, 2011, Consolidated SCE&G owed an affiliate $49.3 million and $58.5 million, respectively.

An affiliate processes and pays invoices for Consolidated SCE&G and is reimbursed by them. Consolidated SCE&G owed $45 million and $43 million to the affiliate at September 30, 2012 and December 31, 2011, respectively, for invoices paid by the affiliate on behalf of Consolidated SCE&G.

11.	SEGMENT OF BUSINESS INFORMATION

Consolidated SCE&G’s reportable segments are listed in the following table.  Consolidated SCE&G uses operating income to measure profitability for its regulated operations.  Therefore, earnings available to common shareholder are not allocated to the Electric Operations and Gas Distribution segments.  Intersegment revenues were not significant.

		Operating	Earnings Available
	External	Income	To Common
Millions of dollars	Revenue	(Loss)	Shareholder
Three Months Ended September 30, 2012
Electric Operations	$716	$244	n/a
Gas Distribution	61	(3)	n/a
Adjustments/Eliminations	—	—	$129
Consolidated Total	$777	$241	$129

Nine Months Ended September 30, 2012
Electric Operations	$1,857	$534	n/a
Gas Distribution	244	27	n/a
Adjustments/Eliminations	—	—	$272
Consolidated Total	$2,101	$561	$272

Three Months Ended September 30, 2011
Electric Operations	$730	$225	n/a
Gas Distribution	67	(5)	n/a
Adjustments/Eliminations	—	—	$117
Consolidated Total	$797	$220	$117

Nine Months Ended September 30, 2011
Electric Operations	$1,908	$487	n/a
Gas Distribution	285	23	n/a
Adjustments/Eliminations	—	(1)	$244
Consolidated Total	$2,193	$509	$244

	September 30,	December 31,
Segment Assets	2012	2011
Electric Operations	$8,750	$8,222
Gas Distribution	648	622
Adjustments/Eliminations	2,232	2,193
Consolidated Total	$11,630	$11,037

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2011.
RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
AS COMPARED TO THE CORRESPONDING PERIODS IN 2011

Net Income

Net income for Consolidated SCE&G was as follows:

		Third Quarter			Year to Date
Millions of dollars	2012	% Change	2011	2012	% Change	2011
Net income	$132.2	10.6%	$119.5	$281.5	12.1%	$251.1

Third Quarter

Net income increased by $14.1 million due to higher electric margin, by $0.8 million due to higher gas margin and by $1.5 million due to lower operation and maintenance expenses.  This increase was partially offset by higher depreciation expense of $0.8 million, higher property taxes of $0.9 million and higher interest expense of $0.7 million.

Year to Date

Net income increased by $45.9 million due to higher electric margin and by $4.3 million due to higher gas margin.  This increase was partially offset by $6.3 million due to higher operation and maintenance expenses, higher depreciation expense of $4.3 million, higher property taxes of $2.8 million and higher interest expense of $3.0 million.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA) during 2012:

Declaration Date	Amount	Quarter Ended	Payment Date
February 15, 2012	$53.4 million	March 31, 2012	April 1, 2012
May 3, 2012	$54.1 million	June 30, 2012	July 1, 2012
August 2, 2012	$55.8 million	September 30, 2012	October 1, 2012
October 24, 2012	$45.6 million	December 31, 2012	January 1, 2013

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

			Third Quarter			Year to Date
Millions of dollars		2012	% Change	2011	2012	% Change	2011
Operating revenues		$716.2	(1.9)%	$730.2	$1,857.6	(2.7)%	$1,908.2
Less:	Fuel used in electric generation	240.0	(13.6)%	277.9	621.9	(16.3)%	742.8
	Purchased power	9.4	59.3%	5.9	19.7	23.1%	16.0
Margin		$466.8	4.6%	$446.4	$1,216.0	5.8%	$1,149.4

Third Quarter

Margin increased approximately $16.6 million due to base rate increases under the BLRA, by $3.3 million due to customer growth and higher average use and by $1.5 million due to lower fuel handling expenses.

Year to Date

Margin increased approximately $42.6 million due to base rate increases under the BLRA, by $16.4 million due to customer growth and higher average use and by $4.8 million due to lower fuel handling expenses.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

		Third Quarter			Year to Date
Classification	2012	% Change	2011	2012	% Change	2011
Residential	2,372	(6.7)%	2,542	5,861	(11.3)%	6,609
Commercial	2,132	(2.2)%	2,180	5,622	(2.5)%	5,769
Industrial	1,531	(3.5)%	1,586	4,430	(2.3)%	4,536
Other	167	(1.2)%	169	449	2.0%	440
Total Retail Sales	6,202	(4.2)%	6,477	16,362	(5.7)%	17,354
Wholesale	677	9.4%	619	1,935	19.6%	1,618
Total Sales	6,879	(3.1)%	7,096	18,297	(3.6)%	18,972

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

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution sales margin (including transactions with affiliates) was as follows:

		Third Quarter			Year to Date
Millions of dollars	2012	% Change	2011	2012	% Change	2011
Operating revenues	$61.5	(8.5)%	$67.2	$243.9	(14.3)%	$284.7
Less: Gas purchased for resale	37.6	(15.7)%	44.6	133.9	(26.0)%	180.9
Margin	$23.9	5.8%	$22.6	$110.0	6.0%	$103.8

Third Quarter

Margin increased primarily due to the SCPSC-approved increase in retail gas base rates under the RSA which became effective with the first billing cycle of November 2011.

Year to Date

Margin increased primarily due to the SCPSC-approved increase in retail gas base rates under the RSA which became effective with the first billing cycle of November 2011.

Sales volumes (in DT) by class, including transportation, were as follows:

		Third Quarter			Year to Date
Classification (in thousands)	2012	% Change	2011	2012	% Change	2011
Residential	648	(1.4)%	657	6,159	(24.5)%	8,162
Commercial	2,188	1.0%	2,166	8,230	(6.7)%	8,823
Industrial	4,554	10.7%	4,114	14,021	11.3%	12,602
Transportation	1,055	9.1%	967	3,471	8.9%	3,186
Total	8,445	6.8%	7,904	31,881	(2.7)%	32,773

Third Quarter

Total sales volumes increased due to increased industrial sales as a result of the competitive price of gas versus alternate fuel sources.

Year to Date

Residential and commercial sales volumes decreased primarily as a result of milder weather. Industrial sales volumes increased due to the competitive price of gas versus alternate fuel sources.

Other Operating Expenses

Other operating expenses were as follows:

		Third Quarter			Year to Date
Millions of dollars	2012	% Change	2011	2012	% Change	2011
Other operation and maintenance	$130.1	(1.2)%	$131.7	$402.2	2.8%	$391.2
Depreciation and amortization	73.0	1.5%	71.9	219.8	2.8%	213.8
Other taxes	46.4	1.8%	45.6	142.2	1.8%	139.7

Third Quarter

Other operation and maintenance expenses decreased primarily due to lower compensation and benefits. Depreciation and amortization expense increased primarily due to a higher level of plant in service.  Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased by $9.5 million due to higher generation, transmission and distribution expenses and by $2.6 million due to higher compensation and benefits. These increases were partially offset by $4.1 million due to lower customer service expenses and general expenses. Depreciation and amortization expense increased primarily due to a higher level of plant in service.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  Consolidated SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits), both of which have the effect of increasing reported net income.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three and nine months ended September 30, 2012 were higher than the same period in 2011 primarily due to higher income.
LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short- and long-term indebtedness.  Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2012 was 3.46 and 3.30, respectively.

 Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

At September 30, 2012, Consolidated SCE&G had net available liquidity of approximately $807.6 million. Consolidated SCE&G's credit agreements were amended and extended in October 2012 and expire in October 2017. In connection with the amendment and extension of the agreements, Fuel Company's credit agreement was increased to $500 million, and SCE&G's existing credit agreement remained the same size. In addition, SCE&G entered into a new three-year credit agreement in the amount of $200 million, which is scheduled to expire in October 2015. Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of any outstanding balance on its draws from the credit facilities.  Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 19 years and bears an average interest cost of 5.9%.  Substantially all of the long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCE&G and GENCO have obtained FERC authority to issue short-term debt securities and assume liabilities as a guarantor (pursuant to Section 204 of the Federal Power Act). SCE&G may issue up to $2.2 billion of debt with maturity dates of one year or less, consisting of no more than $1.6 billion outstanding of short-term debt and no more than $600 million in liability as a guarantor, and GENCO may issue up to $150 million of short-term debt. The authority to make such issuances expires in October 2014.

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

SCE&G has received approximately $14 million in 2012 from the settlement of interest rate contracts associated with the issuance of long-term debt.
OTHER MATTERS

Nuclear Generation

               SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117-MW nuclear generation units currently being constructed at the site of Summer Station, with SCE&G responsible for 55% of the cost and receiving 55% of the output, and Santee Cooper responsible for and receiving the remaining 45%.  Under these agreements, SCE&G has the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

SCE&G, on behalf of itself and as agent for Santee Cooper, entered into the EPC Contract with the Consortium for the design, procurement and construction of the New Units.  SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC.

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

On May 15, 2012, SCE&G filed a petition with the SCPSC seeking an order approving an updated capital cost and construction schedule for the New Units. This petition replaced a February 29, 2012 petition, which was withdrawn.  The updated capital cost schedule in this petition reflects an increase of $283 million (SCE&G's portion in 2007 dollars) over the cost approved in the May 2011 order. This petition includes additional identifiable capital costs of approximately $6 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel.  In addition, this petition includes revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and costs finalized in the July 11, 2012 agreement previously discussed.  The SCPSC approved the updated construction schedule and substantially all of the capital costs in this petition on November 7, 2012.

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

Interest Rate Risk - Consolidated SCE&G's market risk exposures relative to interest rate risk have not changed materially compared with SCE&G's Annual Report on Form 10-K for the year ended December 31, 2011. Interest rates on substantially all of Consolidated SCE&G's outstanding long-term debt, other than credit facility draws, are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives. Consolidated SCE&G is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.

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

As of September 30, 2012, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2012, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: November 7, 2012	James E. Swan, IV
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