Form 10-K
period 2012-12-31
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2013-02-28
CIK 91882, 754737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). SCANA Corporation Yes ☐  No ☒ South Carolina Electric & Gas Company Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of SCANA Corporation was $6.2 billion at June 30, 2012 based on the closing price of $47.84 per share. South Carolina Electric & Gas Company is a wholly-owned subsidiary of SCANA Corporation and has no voting stock other than its common stock. A description of registrants’ common stock follows:

Registrant	Description of Common Stock	Shares Outstanding at February 20, 2013
SCANA Corporation	Without Par Value	132,415,898
South Carolina Electric & Gas Company	Without Par Value	40,296,147	(a)

(a)           Held beneficially and of record by SCANA Corporation.

Documents incorporated by reference: Specified sections of SCANA Corporation’s Proxy Statement, in connection with its 2013 Annual Meeting of Shareholders, are incorporated by reference in Part III hereof.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements included in this Annual Report on Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include, but are not limited to, statements concerning key earnings drivers, customer growth, environmental regulations and expenditures, leverage ratio, projections for pension fund contributions, financing activities, access to sources of capital, impacts of the adoption of new accounting rules and estimated construction and other expenditures.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “forecasts,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other similar terminology.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements.  Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following:

(1)	the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment;

(2)	regulatory actions, particularly changes in rate regulation, regulations governing electric grid reliability, environmental regulations, and actions affecting the construction of new nuclear units;

(3)	current and future litigation;

(4)	changes in the economy, especially in areas served by subsidiaries of SCANA;

(5)	the impact of competition from other energy suppliers, including competition from alternate fuels in industrial markets;

(6)	the impact of conservation and demand side management efforts and/or technological advances on customer usage;

(7)	growth opportunities for SCANA’s regulated and diversified subsidiaries;

(8)	the results of short- and long-term financing efforts, including prospects for obtaining access to capital markets and other sources of liquidity;

(9)	changes in SCANA’s or its subsidiaries’ accounting rules and accounting policies;

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

(17)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(18)	labor disputes;

(19)	performance of SCANA’s pension plan assets;

(20)	changes in taxes;

(21)	inflation or deflation;

(22)	compliance with regulations;

(23)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(24)	the other risks and uncertainties described from time to time in the periodic reports filed by SCANA or SCE&G with the SEC.
SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

Abbreviations used in this Form 10-K have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
ARO	Asset Retirement Obligation
BACT	Best Available Control Technology
BLRA	Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of Westinghouse and Stone and Webster, Inc.
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
CWA	Clean Water Act
DHEC	South Carolina Department of Health and Environmental Control
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	United States Department of Energy
DOJ	United States Department of Justice
Dominion	Dominion Transmission, Inc.
DOT	United States Department of Transportation
DSM Programs	Demand Side Management Programs
EIZ Credits	South Carolina Capital Investment Tax Credits (formerly known as Economic Impact Zone Income Tax Credits)
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
eWNA	Pilot Electric WNA
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GPSC	Georgia Public Service Commission
GWh	Gigawatt hour
IRP	Integrated Resource Plan
IRS	Internal Revenue Service

TERM	MEANING
JEDA	South Carolina Jobs-Economic Development Authority
KVA	Kilovolt ampere
kWh	Kilowatt-hour
LNG	Liquefied Natural Gas
LOC	Lines of Credit
LTECP	SCANA Long-Term Equity Compensation Plan
MATS	Mercury and Air Toxics Standards
MCF or MMCF	Thousand Cubic Feet or Million Cubic Feet
MGP	Manufactured Gas Plant
MMBTU	Million British Thermal Units
MW or MWh	Megawatt or Megawatt-hour
NASDAQ	The NASDAQ Stock Market, Inc.
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
New Units	Nuclear Units 2 and 3 under construction at Summer Station
NCUC	North Carolina Utilities Commission
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
Nuclear Waste Act	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
NYSE	The New York Stock Exchange
OCI	Other Comprehensive Income
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
Pipeline Safety Act	The Pipeline Safety Improvement Act of 2002
PHMSA	Pipeline Hazardous Materials Safety Administration
Price-Anderson	Price-Anderson Indemnification Act
PRP	Potentially Responsible Party
PSNC Energy	Public Service Company of North Carolina, Incorporated
RCC	Replacement Capital Covenant
RES	Renewable Energy Standard
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCI	SCANA Communications, Inc.
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
SERC	SERC Reliability Corporation
Southern Natural	Southern Natural Gas Company
Summer Station	V. C. Summer Nuclear Station
Transco	Transcontinental Gas Pipeline Corporation
TERM	MEANING
TSR	Total Shareholder Return
VACAR	Virginia-Carolinas Reliability Group
VIE	Variable Interest Entity
Westinghouse	Westinghouse Electric Company LLC
Williams Station	A.M. Williams Generating Station, owned by GENCO
WNA	Weather Normalization Adjustment

PART I

ITEM 1.  BUSINESS

CORPORATE STRUCTURE

SCANA, a holding company, owns the following direct, wholly-owned subsidiaries:

SCE&G is engaged in the generation, transmission, distribution and sale of electricity to retail and wholesale customers and the purchase, sale and transportation of natural gas to retail customers.

GENCO owns Williams Station and sells electricity solely to SCE&G.

Fuel Company acquires, owns, provides financing for and sells at cost to SCE&G nuclear fuel, certain fossil fuels and emission and other environmental allowances.

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

SCANA is incorporated in South Carolina, as is each of its direct, wholly-owned subsidiaries. In addition to the subsidiaries above, SCANA owns one other energy-related company that is insignificant.

ORGANIZATION

SCANA is a South Carolina corporation created in 1984 as a holding company. SCANA holds, directly or indirectly, all of the capital stock of each of its subsidiaries. SCANA and its subsidiaries had full-time, permanent employees as of February 20, 2013 and 2012 of 5,842 and 5,889, respectively. SCE&G is an operating public utility incorporated in 1924 as a South Carolina corporation. SCE&G had full-time, permanent employees as of February 20, 2013 and 2012 of 3,213 and 3,202, respectively.

INVESTOR INFORMATION

SCANA’s and SCE&G’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC are available free of charge through SCANA’s internet website at www.scana.com (which is not intended as an active hyperlink; the information on SCANA's website is not part of this or any other report filed with the SEC) as soon as reasonably practicable after these reports are filed or furnished. Information on SCANA’s website is not part of this or any other report filed with or furnished to the SEC.

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

Regulated Utilities

SCE&G is engaged in the generation, transmission, distribution and sale of electricity to approximately 670,000 customers and the purchase, sale and transportation of natural gas to approximately 323,000 customers (each as of December 31, 2012). SCE&G’s business experiences seasonal fluctuations, with generally higher sales of electricity during the summer and winter months because of air conditioning and heating requirements, and generally higher sales of natural gas during the winter months due to heating requirements. SCE&G’s electric service territory extends into 24 counties covering nearly 17,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 35 counties in South Carolina and covers approximately 22,600 square miles. More than 3.2 million persons live in the counties where SCE&G conducts its business. Resale customers include municipalities, electric cooperatives, other investor-owned utilities, registered marketers and federal and state electric agencies. Predominant industries served by SCE&G include chemicals, educational services, paper products, food products, lumber and wood products, health services, textile manufacturing, rubber and miscellaneous plastic products and fabricated metal products.

GENCO owns Williams Station and sells electricity solely to SCE&G.

Fuel Company acquires, owns, provides financing for and sells at cost to SCE&G nuclear fuel, certain fossil fuels and emission and other environmental allowances.

PSNC Energy purchases, sells and transports natural gas to approximately 497,000 residential, commercial and industrial customers (as of December 31, 2012). PSNC Energy serves 28 franchised counties covering 12,000 square miles in North Carolina. The predominant industries served by PSNC Energy include educational services, food products, health services, chemicals, non-woven textiles and construction-related materials.

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

Nonregulated Businesses

SEMI markets natural gas primarily in the southeast and provides energy-related risk management services. SCANA Energy, a division of SEMI, sells natural gas to approximately 450,000 customers (as of December 31, 2012, and includes approximately 72,000 customers in its regulated division) in Georgia’s natural gas market. SCANA Energy’s contract to serve as Georgia’s regulated provider of natural gas has been renewed by the GPSC through August 31, 2014.  SCANA Energy’s total customer base represents an approximately 30% share of the approximately 1.5 million customers in Georgia’s deregulated natural gas market. SCANA Energy remains the second largest natural gas marketer in Georgia.

SCI owns and operates a 500-mile fiber optic telecommunications network and ethernet network and data center facilities in South Carolina. Through a joint venture, SCI has an interest in an additional 2,280 miles of fiber in South Carolina, North Carolina and Georgia. SCI also provides tower site construction, management and rental services and sells towers in South Carolina and North Carolina. SCI leases fiber optic capacity, data center space and tower space to certain affiliates at market rates.

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

During the period 2013-2015, SCANA and SCE&G expect to meet capital requirements through internally generated funds, issuance of equity and short-term and long-term borrowings. SCANA and SCE&G expect that they have or can obtain adequate sources of financing to meet their projected cash requirements for the next 12 months and for the foreseeable future.

For a discussion of cash requirements for construction and nuclear fuel expenditures, contractual cash obligations, financing limits, financing transactions and other related information, see the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

SCANA’s ratios of earnings to fixed charges were 2.93, 2.87, 2.92, 2.84 and 3.04 for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively. SCE&G’s ratios of earnings to fixed charges were 3.29, 3.13, 3.18, 3.25 and 3.51 for the same periods.

ELECTRIC OPERATIONS

Electric Sales

SCE&G’s sales of electricity and margins earned from the sale of electricity by customer classification as percentages of electric revenues for 2011 and 2012 were as follows:

	Sales		Margins
Customer Classification	2011	2012	2011	2012
Residential	43%	43%	48%	50%
Commercial	32%	32%	33%	33%
Industrial	17%	17%	13%	13%
Sales for resale	6%	6%	4%	2%
Other	2%	2%	2%	2%
Total Territorial	100%	100%	100%	100%
Negotiated Market Sales Tariff	—	—	—	—
Total	100%	100%	100%	100%

Sales for resale include sales to three municipalities and two electric cooperatives. Short-term system sales during 2012 include sales to three investor-owned utilities or registered marketers.  During 2011, short-term system sales included sales to seven investor-owned utilities or registered marketers, as well as three federal/state electric agencies.

During 2012 SCE&G recorded a net increase of approximately 6,000 electric customers (growth rate of 0.9%), increasing its total electric customers to approximately 670,000 at year end.

For the period 2013-2015, SCE&G projects total territorial kWh sales of electricity to increase 0.7% annually (assuming normal weather), total retail sales growth of 0.7% annually (assuming normal weather), total electric customer base to increase 1.2% annually and territorial peak load (summer, in MW) to increase 1.4% annually. SCE&G projects retail kWh sales growth of 0.4% and customer growth of 0.7% from 2012 to 2013. SCE&G’s goal is to maintain a planning reserve margin of between 14% and 20%, however, weather and other factors affect territorial peak load and can cause actual generating capacity on any given day to fall below the reserve margin goal.

Electric Interconnections

SCE&G purchases all of the electric generation of GENCO’s Williams Station under a Unit Power Sales Agreement which has been approved by FERC. Williams Station has a net generating capacity (summer rating) of 605 MW.

SCE&G’s transmission system, which extends over a large part of the central, southern and southwestern portions of South Carolina, interconnects with Duke Energy Carolinas, Progress Energy Carolinas, Santee Cooper, Southern Company and the Southeastern Power Administration’s Clarks Hill (Thurmond) Project. SCE&G is a member of VACAR, one of several geographic divisions within the SERC. SERC is one of eight regional entities with delegated authority from NERC for the purpose of proposing and enforcing reliability standards approved by FERC.  SERC is divided geographically into five diverse sub-regions that are identified as Central, Delta, Gateway, Southeastern and VACAR. The regional entities and all members of NERC work to safeguard the reliability of the bulk power systems throughout North America. For a discussion of the impact certain legislative and regulatory initiatives may have on SCE&G’s transmission system, see Electric Operations within the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

Fuel Costs and Fuel Supply

The average cost of various fuels and the weighted average cost of all fuels (including oil) for the years 2010-2012 follow:

	Cost of Fuel Used
	2010	2011	2012
Per MMBTU:
Nuclear	$0.72	$0.88	$0.94
Coal	4.49	4.47	4.49
Natural Gas	5.48	4.86	3.71
All Fuels (weighted average)	3.80	3.80	3.56
Per Ton: Coal	110.63	109.91	111.72
Per MCF: Gas	5.64	5.01	3.80

The sources and percentages of total MWh generation by each category of fuel for the years 2010-2012 and the estimates for the years 2013-2015 follow:

	% of Total MWh Generated
	Actual			Estimated
	2010	2011	2012	2013	2014	2015
Coal	52%	50%	50%	39%	47%	44%
Nuclear	21%	19%	19%	22%	20%	20%
Hydro	4%	3%	3%	4%	3%	3%
Natural Gas & Oil	23%	28%	28%	34%	29%	32%
Biomass	—	—	—	1%	1%	1%
Total	100%	100%	100%	100%	100%	100%

In 2012, six of the seven fossil fuel-fired plants used coal. Unit trains and, in some cases, trucks and barges delivered coal to these plants. As further described in Note 2 to the consolidated financial statements, SCE&G retired one generating unit in 2012 and intends to retire certain other coal-fired generating units by 2018, subject to future developments in environmental regulations, among other matters. In addition, another unit which was fueled by coal in 2012 will be fueled exclusively with natural gas in 2013 and subsequent years until it is ultimately retired.

Coal is primarily obtained through long-term supply contracts. Long-term contracts exist with suppliers located in eastern Kentucky, Tennessee and West Virginia. These contracts provide for approximately 2.3 million tons annually. Sulfur restrictions on the contract coal range from 1% to 2%. These contracts expire at various times through 2015. Spot market purchases may occur when needed or when prices are believed to be favorable.

SCANA and SCE&G believe that SCE&G’s operations comply with all applicable regulations relating to the discharge of sulfur dioxide and nitrogen oxide. See additional discussion at Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

SCE&G, for itself and as agent for Santee Cooper, and Westinghouse are parties to a fuel alliance agreement and contracts for fuel fabrication and related services. Under these contracts, Westinghouse will supply enriched nuclear fuel assemblies for Summer Station Unit 1 and the New Units. Westinghouse will be SCE&G’s exclusive provider of such fuel assemblies on a cost-plus basis. The fuel assemblies to be delivered under the contracts are expected to supply the nuclear fuel requirements of Summer Station Unit 1 and the New Units through 2033. SCE&G is dependent upon Westinghouse for providing fuel assemblies for the new AP1000 passive reactors in the New Units in the current and anticipated future absence of other commercially viable sources. The Consortium currently provides maintenance and engineering support to Summer Station Unit 1 under a services alliance arrangement, and SCE&G has also contracted for the Consortium to provide similar support services to the New Units upon their completion and commencement of commercial operation.

In addition, SCE&G has contracts covering its nuclear fuel needs for uranium, conversion services and enrichment services. These contracts have varying expiration dates through 2024. SCE&G believes that it will be able to renew contracts as they expire or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services and that sufficient capacity for nuclear fuel supplies and processing exists to preclude the impairment of normal operations of its nuclear generating units.

SCE&G can store spent nuclear fuel on-site until at least 2017 and has commenced construction of a dry cask storage facility to accommodate the spent fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available. In addition, Summer Station Unit 1 has sufficient on-site storage capacity to permit storage of the entire reactor core in the event that complete unloading should become desirable or necessary. For information about the contract with the DOE regarding disposal of spent fuel, see Hazardous and Solid Wastes within the Environmental Matters section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

GAS OPERATIONS

Gas Sales-Regulated

Regulated sales of natural gas by customer classification as a percent of total regulated gas revenues sold or transported for 2011 and 2012 were as follows:

	SCANA		SCE&G
Customer Classification	2011	2012	2011	2012
Residential	54.5%	54.7%	43.4%	44.3%
Commercial	27.2%	26.1%	28.6%	27.5%
Industrial	12.5%	11.8%	23.9%	22.3%
Transportation Gas	5.8%	7.4%	4.1%	5.9%
Total	100.0%	100.0%	100.0%	100.0%

For the three-year period 2013-2015, SCANA projects total consolidated sales of regulated natural gas in MMBTUs to increase 1.2% annually (assuming normal weather). Annual projected increases over such period in MMBTU sales include residential of 1.7%, commercial of 0.9% and industrial of 1.0%.

For the three-year period 2013-2015, SCE&G projects total consolidated sales of regulated natural gas in MMBTUs to increase 0.7% annually (assuming normal weather). Annual projected increases over such period in MMBTU sales include residential of 1.0%, commercial of 0.3% and industrial of 1.5%.

For the three-year period 2013-2015, SCANA’s and SCE&G’s total consolidated regulated natural gas customer base is projected to increase annually 2.0% and 1.8%, respectively.  During 2012 SCANA recorded a net increase of approximately 15,000 regulated gas customers (growth rate of 1.9%), increasing its regulated gas customers to approximately 819,000.  Of this increase, SCE&G recorded a net increase of approximately 5,700 gas customers (growth rate of 1.8%), increasing its total gas customers to approximately 322,600 (as of December 31, 2012).

Demand for gas changes primarily due to weather and the price relationship between gas and alternate fuels.

Gas Cost, Supply and Curtailment Plans

South Carolina

SCE&G purchases natural gas under contracts with producers and marketers in both the spot and long-term markets. The gas is delivered to South Carolina through firm transportation agreements with Southern Natural (expiring in 2014 and 2017), Transco (expiring in 2016 and 2017) and CGT (expiring in 2014, 2023 and 2026). The maximum daily volume of gas that SCE&G is entitled to transport under these contracts is 212,194 MMBTU from Southern Natural, 64,652 MMBTU from Transco and 424,429 MMBTU from CGT. Additional natural gas volumes may be delivered to SCE&G’s system as capacity is available through interruptible transportation.

The daily volume of gas that SEMI is entitled to transport under service agreements with CGT (expiring in 2013, 2016, 2017 and 2023) on a firm basis is 92,650 MMBTU (of which 10,035 MMBTU relates to an agreement expiring March 31, 2013).

SCE&G purchased natural gas, including fixed transportation, at an average cost of $4.73 per MCF during 2012 and $5.88 per MCF during 2011.

SCE&G was allocated 5,437 MMCF of natural gas storage capacity on Southern Natural and Transco. Approximately 3,877 MMCF of gas were in storage on December 31, 2012. To meet the requirements of its high priority natural gas customers during periods of maximum demand, SCE&G supplements its supplies of natural gas with two LNG liquefaction and storage facilities. The LNG plants are capable of storing the liquefied equivalent of 1,880 MMCF of natural gas. Approximately 1,655 MMCF (liquefied equivalent) of gas were in storage on December 31, 2012.

North Carolina

PSNC Energy purchases natural gas under contracts with producers and marketers on a short-term basis at current prices and on a long-term basis for reliability assurance at index prices plus a reservation charge. Transco and Dominion deliver the gas to North Carolina through transportation agreements with expiration dates ranging through 2023. On a peak day, PSNC Energy may transport daily volumes of gas under these contracts on a firm basis of 290,743 MMBTU from Transco and 7,331 MMBTU from Dominion.

PSNC Energy purchased natural gas, including fixed transportation, at an average cost of $4.65 per MMBTU during 2012 compared to $5.54 per MMBTU during 2011.

To meet the requirements of its high priority natural gas customers during periods of maximum demand, PSNC Energy supplements its supplies of natural gas with underground natural gas storage services and LNG peaking services. Underground natural gas storage service agreements with Dominion, Columbia Gas Transmission, Transco and Spectra Energy provide for storage capacity of approximately 13,000 MMCF. Approximately 11,000 MMCF of gas were in storage under these agreements at December 31, 2012.  In addition, PSNC Energy’s LNG facility can store the liquefied equivalent of 1,000 MMCF of natural gas with regasification capability of approximately 100 MMCF per day.  Approximately 1,000 MMCF (liquefied equivalent) of gas were in storage at December 31, 2012.  LNG storage service agreements with Transco, Cove Point LNG and Pine Needle LNG provide for 1,300 MMCF (liquefied equivalent) of storage space. Approximately 1,200 MMCF (liquefied equivalent) were in storage under these agreements at December 31, 2012.

SCANA and SCE&G believe that supplies under long-term contracts and supplies available for spot market purchase are adequate to meet existing customer demands and to accommodate growth.

Gas Marketing-Nonregulated

SEMI markets natural gas and provides energy-related risk management services primarily in the Southeast. In addition, SCANA Energy, a division of SEMI, markets natural gas to approximately 450,000 customers (as of December 31, 2012) in Georgia’s natural gas market. SCANA Energy’s total customer base represents an approximate 30% share of the approximately 1.5 million customers in Georgia’s deregulated natural gas market. SCANA Energy remains the second largest natural gas marketer in the state.

Risk Management

SCANA and SCE&G have established policies and procedures and risk limits to control the level of market, credit, liquidity and operational and administrative risks assumed by them. SCANA’s Board of Directors has delegated to a Risk Management Committee the authority to set risk limits, establish policies and procedures for risk management and measurement, and to oversee and review the risk management process and infrastructure for SCANA and each of its subsidiaries. The Risk Management Committee, which is comprised of certain officers, including a Risk Management Officer and senior officers, apprises the Audit Committee of the Board of Directors with regard to the management of risk and brings to the Audit Committee's attention significant areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions.

REGULATION

SCANA is subject to the jurisdiction of the SEC as to the issuance of certain securities and other matters and is subject to the jurisdiction of the FERC as to certain acquisitions and other matters.

SCE&G is subject to the jurisdiction of the SEC as to the issuance of certain securities and other matters; the SCPSC as to retail electric and gas rates, service, accounting, issuance of securities (other than short-term borrowings) and other matters; and FERC as to issuance of short-term borrowings and guarantees of short-term debt, certain acquisitions and other matters.

GENCO is subject to the jurisdiction of the SCPSC as to issuance of securities (other than short-term borrowings) and is subject to the jurisdiction of FERC as to issuance of short-term borrowings, accounting, certain acquisitions and other matters.

Fuel Company is subject to the jurisdiction of the SEC as to the issuance of certain securities.

PSNC Energy is subject to the jurisdiction of the NCUC as to gas rates, service, issuance of securities (other than notes with a maturity of two years or less or renewals of notes with a maturity of six years or less), accounting and other matters, and is subject to the jurisdiction of the SEC as to the issuance of certain securities.

CGT is subject to the jurisdiction of FERC as to transportation rates, service, accounting and other matters.

SCANA Energy is regulated by the GPSC through its certification as a natural gas marketer in Georgia and specifically is subject to the jurisdiction of the GPSC as to retail prices for customers served under its regulated provider contract.

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

SCANA and its subsidiaries are subject to CFTC jurisdiction to the extent they transact swaps as defined in Dodd-Frank.

For a discussion of legislative and regulatory initiatives being implemented that will affect SCE&G’s transmission system, see Electric Operations within the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

SCE&G has obtained FERC authority to issue short-term indebtedness and to assume liabilities as a guarantor(pursuant to Section 204 of the Federal Power Act). SCE&G may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding with maturity dates of one year or less, and may enter into guaranty agreements in favor of lenders, bankers, and dealers in commercial paper in amounts not to exceed $600 million. GENCO has obtained FERC authority to issue short-term indebtedness not to exceed $150 million outstanding with maturity dates of one year or less. The authority described herein will expire in October 2014.

SCE&G is presently operating the Saluda hydroelectric project under an annual license (scheduled to expire in August) while its long-term re-licensing application is being reviewed by FERC.

SCE&G holds licenses under the Federal Power Act for each of its hydroelectric projects. The licenses expire as follows:

Project	License Expiration
Saluda (Lake Murray)	2013
Fairfield Pumped Storage/Parr Shoals	2020
Stevens Creek	2025
Neal Shoals	2036

At the termination of a license under the Federal Power Act, FERC may extend or issue a new license to the previous licensee, or may issue a license to another applicant, or the federal government may take over the related project. If the federal government takes over a project or if FERC issues a license to another applicant, the federal government or the new licensee, as the case may be, must pay the previous licensee an amount equal to its net investment in the project, not to exceed fair value, plus severance damages.

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

The RSA allows natural gas distribution companies in South Carolina to request annual adjustments to rates to reflect changes in revenues and expenses and changes in investment. Such annual adjustments are subject to certain qualifying criteria and review by the SCPSC.

RATE MATTERS

For a discussion of the impact of various rate matters, see the Regulatory Matters section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G, and Note 2 to the consolidated financial statements for SCANA and SCE&G.

SCE&G's retail electric rates for its residential and certain small commercial customers include an eWNA approved by the SCPSC, which is in effect year round and which largely mitigates the impact of weather on electric margins. In connection with a December 2012 rate order, SCE&G agreed to complete a study of alternative structures for eWNA by June 30, 2013, which study may be used to modify or terminate eWNA in the future.

SCE&G’s retail electric rates include certain costs associated with the Company’s DSM Programs as authorized by the SCPSC. More specifically, these rates include the costs and lost net margin revenue associated with DSM Programs, along with an incentive for investing in such programs.

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.

In May 2011 and in November 2012, the SCPSC approved updated capital cost schedules sought by SCE&G that, among other matters, incorporated then-identifiable additional capital costs and revised substantial completion dates for the New Units, and included amounts to resolve certain claims. Details of these SCPSC approvals are further described in Notes 2 and 10 to the consolidated financial statements for SCANA and SCE&G.

In December 2012, the SCPSC approved a 4.23% overall increase in SCE&G's retail electric base rates and authorized SCE&G an allowed return on common equity of 10.25% (related to non-BLRA expenditures). The SCPSC also approved a mid-period reduction to the cost of fuel component in rates, as well as a reduction in the DSM Programs component rider to retail rates, among other things. See Note 2 to the consolidated financial statements for SCANA and SCE&G for additional details.

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

PSNC Energy is authorized by the NCUC to utilize a CUT which allows PSNC Energy to adjust its base rates semi-annually for residential and commercial customers based on average per customer consumption, whether impacted by weather or other factors.

Fuel Cost Recovery Procedures

The SCPSC’s fuel cost recovery procedure determines the fuel component in SCE&G’s retail electric base rates annually based on projected fuel costs for the ensuing 12-month period, adjusted for any over-collection or under-collection from the preceding 12-month period. The statutory definition of fuel costs includes certain variable environmental costs, such as ammonia, lime, limestone and catalysts consumed in reducing or treating emissions. The definition also includes the cost of emission allowances used for sulfur dioxide, nitrogen oxide, mercury and particulates. SCE&G may request a formal proceeding concerning its fuel costs at any time. SCPSC proceedings related to SCE&G's cost of fuel component are described in Note 2 to the consolidated financial statements for SCANA and SCE&G.

SCE&G’s natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred, including transportation costs and costs related to hedging natural gas purchasing activities. SCE&G’s gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. SCPSC proceedings related to SCE&G's natural gas tariffs are described in Note 2 to the consolidated financial statements for SCANA and SCE&G.

PSNC Energy is subject to a Rider D rate mechanism which allows it to recover from customers all prudently incurred gas costs and certain uncollectible expenses related to gas cost. The Rider D rate mechanism also allows it to recover, in any manner authorized by the NCUC, losses on negotiated gas and transportation sales.

PSNC Energy’s rates are established using a benchmark cost of gas approved by the NCUC, which may be adjusted periodically to reflect changes in the market price of natural gas. PSNC Energy revises its tariffs with the NCUC as necessary to track these changes and accounts for any over- or under-collections of the delivered cost of gas in its deferred accounts for subsequent rate consideration. The NCUC reviews PSNC Energy’s gas purchasing practices annually. In addition, PSNC Energy utilizes a CUT which allows it to adjust its base rates semi-annually for residential and commercial customers based on average per customer consumption. NCUC proceedings related to PSNC Energy's rates are described in Note 2 to the consolidated financial statements for SCANA.

ENVIRONMENTAL MATTERS

Federal and state authorities have imposed environmental regulations and standards relating primarily to air emissions, wastewater discharges and solid, toxic and hazardous waste management. Developments in these areas may require that equipment and facilities be modified, supplemented or replaced. The ultimate effect of these regulations and standards upon existing and proposed operations cannot be predicted. For a more complete discussion of how these regulations and standards impact SCANA and SCE&G, see the Environmental Matters section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to the consolidated financial statements for SCANA and SCE&G.

OTHER MATTERS

For a discussion of SCE&G’s insurance coverage for Summer Station Unit 1 and the New Units, see Note 10 to the consolidated financial statements for SCANA and SCE&G.

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

In the case of regulated natural gas operations, costs prudently incurred for purchased gas and pipeline capacity may be recovered through retail customers’ bills. However, in both our regulated and deregulated natural gas markets, increases in gas costs affect total retail prices and therefore the competitive position of gas relative to electricity and other forms of energy. Accordingly, customers able to do so may switch to alternative forms of energy and reduce their usage of gas from the Company. Customers unable to switch to alternative fuels or suppliers may reduce their usage our gas.

Certain construction-related commodities, such as copper and aluminum used in our transmission and distribution lines and in our electrical equipment, and steel, concrete and rare earth elements, have experienced significant price fluctuations due to changes in worldwide demand. To operate our air emissions control equipment, we use significant quantities of ammonia, limestone and lime. With EPA-mandated industry-wide compliance requirements for air emissions controls, increased demand for these reagents, combined with the increased demand for low sulfur coal, may result in higher costs for coal and reagents used for compliance purposes.

The costs of large capital projects, such as the Company’s and Consolidated SCE&G’s construction for environmental compliance and its construction of the New Units and associated transmission, are significant and are subject to a number of risks and uncertainties that may adversely affect the cost, timing and completion of the projects.

The Company’s and Consolidated SCE&G’s businesses are capital intensive and require significant investments in energy generation and in other internal infrastructure projects, including projects for environmental compliance. For example, SCE&G and Santee Cooper have agreed to jointly own, design, construct and operate the New Units, which will be two 1,117-megawatt nuclear units at SCE&G’s Summer Station, in pursuit of which they have committed and are continuing to commit significant resources. In addition, construction of significant new transmission infrastructure is necessary to support the New Units and is under way as an integral part of the project. Achieving the intended benefits of any large construction project is subject to many uncertainties. For instance, the ability to adhere to established budgets and timeframes may be affected by many variables, such as the regulatory and legal processes associated with securing permits and licenses and necessary amendments to them within projected timeframes, the availability of labor and materials at estimated costs, the availability and cost of financing, and weather. There also may be contractor or supplier performance issues or adverse changes in their creditworthiness, and unforeseen difficulties meeting critical regulatory requirements. There may be unforeseen engineering problems or unanticipated changes in project design or scope. Our ability to complete construction projects (including new baseload generation) as well as our ability to maintain current operations at reasonable cost could be affected by the availability of key components or commodities, increases in the price of or the unavailability of labor, commodities or other materials, increases in lead times for components, new or enhanced environmental requirements, supply chain failures (whether resulting from the foregoing or other factors), and disruptions in the transportation of components, commodities and fuels. Some of the foregoing issues have been experienced in the construction of the New Units. A discussion of certain of those matters can be found under New Nuclear Construction in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for SCANA and SCE&G.

Should the construction of the New Units materially and adversely deviate from the schedules, estimates, and projections submitted to and approved by the SCPSC pursuant to the BLRA, the SCPSC could disallow the additional capital costs that result from the deviations to the extent that it is deemed that the Company's failure to anticipate or avoid the deviation, or to minimize the resulting expenses, was imprudent, considering the information available at the time. Depending upon the magnitude of any such disallowed capital costs, the Company could be moved to evaluate the prudency of continuation, adjustment to, or termination of the New Units project.

Furthermore, jointly owned projects, such as the current construction of the New Units, are subject to the risk that one or more of the joint owners becomes either unable or unwilling to continue to fund project financial commitments, new joint owners cannot be secured at equivalent financial terms, or changes in the joint ownership make-up will increase project costs and/or delay the completion.

To the extent that delays occur, costs become unrecoverable, or we otherwise become unable to effectively manage and complete our capital projects, our results of operations, cash flows and financial condition may be adversely affected.

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

Furthermore, recent federal legislation (Dodd-Frank) affects the use and reporting of derivative instruments. The regulations under this new legislation provide for substantial additional regulation of over-the-counter and security-based derivative instruments, among other things, and require numerous rule-makings by the CFTC and the SEC to implement. Although the Company and Consolidated SCE&G have determined that they meet the end-user exception of Dodd-Frank, with the lowest level of required regulatory reporting burden imposed by this law, we cannot predict when the final regulations will be issued or what requirements they will impose.

Changing and complex laws and regulations to which the Company and Consolidated SCE&G are subject could adversely affect revenues, increase costs, or curtail activities, thereby adversely impacting results of operations, cash flows and financial condition.

The Company and Consolidated SCE&G operate under the regulatory authority of the United States government and its various regulatory agencies, including the FERC, NRC, SEC, IRS, EPA, CFTC and PHMSA. In addition, the Company and Consolidated SCE&G are subject to regulation by the state governments of South Carolina, North Carolina and Georgia via regulatory agencies, state environmental commissions, and state employment commissions. Accordingly, the Company and Consolidated SCE&G must comply with extensive federal, state and local laws and regulations. Such governmental oversight and regulation broadly and materially affect the operation of our business. In addition to many other aspects of our business, these requirements impact the licensing, siting, construction and operation of facilities. They affect our management of safety, the reliability of our electric and natural gas transmission systems, the physical and cyber security of key assets, customer conservation through demand-side management programs, information security, the issuance of securities and borrowing of money, financial reporting, interactions among affiliates, the payment of dividends and employment programs and practices. Changes to governmental regulations are continual, and we cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on the Company’s or Consolidated SCE&G’s businesses.

Furthermore, uncertainty in monetary, fiscal, or regulatory policies of the Federal government may adversely affect the debt and equity markets and the economic climate for the nation, region or particular industries, such as ours or those of our customers.

The Company and Consolidated SCE&G are subject to extensive rate regulation which could adversely affect operations. Large capital projects and/or increases in operating costs may lead to requests for regulatory relief, such as rate increases, which may be denied, in whole or part, by rate regulators. Rate increases may also result in reductions in customer usage of electricity or gas, legislative action and lawsuits.

SCE&G’s electric operations in South Carolina and the Company’s gas distribution operations in South Carolina and North Carolina are regulated by state utilities commissions. In addition, the construction of the New Units by SCE&G is subject to rate regulation by the SCPSC via the BLRA. The Company’s interstate gas pipeline, SCE&G’s electric transmission system and Consolidated SCE&G’s generating facilities are subject to extensive regulation and oversight from the FERC, NRC and SCPSC. Our gas marketing operations in Georgia are subject to state regulatory oversight and, for a portion of its operations, to rate regulation. There can be no assurance that Georgia’s gas delivery regulatory framework will remain unchanged as market conditions evolve. Although we believe that we have constructive relationships with the regulators, our ability to obtain rate treatment that will allow us to maintain reasonable rates of return is dependent upon regulatory determinations, and there can be no assurance that we will be able to implement rate adjustments when sought.

The Company and Consolidated SCE&G are subject to numerous environmental laws and regulations that require significant capital expenditures, can increase our costs of operations and may impact our business plans or expose us to environmental liabilities.

The Company and Consolidated SCE&G are subject to extensive federal, state and local environmental laws and regulations, including those relating to water quality and air emissions (such as reducing nitrogen oxide, sulfur dioxide, mercury and particulate matter). Some form of regulation may be forthcoming at the federal, and possibly state, levels to impose regulatory requirements specifically directed at reducing GHG emissions from fossil fuel-fired electric generating units. A number of bills have been introduced in Congress that seek to require GHG emissions reductions from fossil fuel-fired electric generation facilities, natural gas facilities and other sectors of the economy, although none have yet been enacted. On February 16, 2012, the EPA issued the finalized MATS for power plants that requires reduced emissions from new and existing coal and oil-fired electric utility steam generating facilities. The EPA has proposed requirements for cooling water intake structures to meet BACT, and the EPA presently is drafting a final rule regarding the handling of coal ash and other combustion by-products produced by power plant operations. Furthermore, the EPA has announced that it expects to overhaul the CWA rules governing effluent limitation standards for coal-fired power plants.

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

The compliance costs of these environmental laws and regulations are important considerations in the Company's and Consolidated SE&G's strategic planning and, as a result, significantly affect the decisions to construct, operate, and retire facilities, including generating facilities.

The Company and Consolidated SCE&G are vulnerable to interest rate increases, which would increase our borrowing costs, and may not have access to capital at favorable rates, if at all. Additionally, potential disruptions in the capital and credit markets may further adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments; each could in turn adversely affect our results of operations, cash flows and financial condition.

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

The Company’s and Consolidated SCE&G’s ability to draw on our respective bank revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments and on our ability to timely renew such facilities. Those banks may not be able to meet their funding commitments to the Company or Consolidated

SCE&G if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require the Company and Consolidated SCE&G to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures or other discretionary uses of cash. Disruptions in capital and credit markets also could result in higher interest rates on debt securities, limited or no access to the commercial paper market, increased costs associated with commercial paper borrowing or limitations on the maturities of commercial paper that can be sold (if at all), increased costs under bank credit facilities and reduced availability thereof, and increased costs for certain variable interest rate debt securities of the Company and Consolidated SCE&G.

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

Various rating agencies rate SCANA’s long-term senior unsecured debt, SCE&G’s long-term senior secured debt, and the long-term senior unsecured debt of PSNC Energy as investment grade. In addition, ratings agencies maintain ratings on the short-term debt of SCANA, SCE&G, Fuel Company (which ratings are based upon the guarantee of SCE&G) and PSNC Energy. If these rating agencies were to lower the outlook or downgrade any of these ratings, particularly to below investment grade, borrowing cost on new issuances would increase, which would diminish financial results, and the potential pool of investors and funding sources could decrease.

In 2011, one rating agency downgraded both the short-term and senior unsecured long-term debt of SCANA. These downgrades have increased SCANA’s short-term borrowing rate and, consequently, have decreased the average maturity of its short-term debt, and may have the effect of increasing SCANA’s long-term borrowing rate. Although access to the short-term market has not been adversely impacted, this could change under different market conditions.

SCANA’s leverage ratio of long- and short-term debt to capital was approximately 58% at December 31, 2012. SCANA has publicly announced its desire to return its leverage ratio to levels between 54% and 57%, but SCANA’s ability to achieve and maintain those levels depends on a number of factors. In the future, if SCANA is not able to maintain its leverage ratio within the desired range, the Company’s debt ratings may be affected, it may be required to pay higher interest rates on its long- and short-term indebtedness, and its access to the capital markets may be limited.

Operating results may be adversely affected by natural disasters, man-made mishaps and abnormal weather.

The Company has delivered less gas and received lower prices for natural gas in deregulated markets when weather conditions have been milder than normal, and as a consequence earned less income from those operations. During 2010, the SCPSC approved SCE&G’s implementation of an eWNA on a pilot basis. Mild weather in the future could diminish the revenues and results of operations and harm the financial condition of the Company and Consolidated SCE&G if the eWNA is not extended on a permanent basis. In addition, for the Company and Consolidated SCE&G, severe weather can be destructive, causing outages and property damage, adversely affecting operating expenses and revenues.

Natural disasters (such as electromagnetic events and the 2011 earthquake and tsunami in Japan) or man-made mishaps (such as the San Bruno, California natural gas transmission pipeline failure or the Kingston, Tennessee coal ash pond failure) could have direct significant impacts on the Company and Consolidated SCE&G and on our key contractors and suppliers or could indirectly impact us through changes to federal, state or local policies, laws and regulations, and have a significant impact on our financial position, operating expenses, and cash flows.

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

Sales, sales growth and customer usage patterns are dependent upon the economic climate in the service territories of the Company and SCE&G, which may be affected by regional, national or even international economic factors. Some economic sectors important to our customer base may be particularly affected. Adverse events, economic or otherwise, may also affect the operations of key customers. Such events may result in the loss of customers, in changes in customer usage patterns and in the failure of customers to make timely payments to us. With respect to the Company, such events also could adversely impact the results of operations through the recording of a goodwill impairment. The success of local and state governments in attracting new industry to our service territories is important to our sales and growth in sales, as are stable levels of taxation (including property, income or other taxes) which may be affected by local, state, or federal budget deficits, adverse economic climates generally or legislative or regulatory actions. Budget cutbacks also adversely affect funding levels of federal and state support agencies and non-profit organizations that assist low income customers with bill payments.

In addition, conservation and demand side management efforts and/or technological advances may cause or enable customers to significantly reduce their usage of the Company’s and SCE&G’s products and adversely affect sales, sales growth, and customer usage patterns.

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

In particular, as the operator of power generation facilities, many of which entered service prior to 1985 and may be difficult to maintain, Consolidated SCE&G could incur problems, such as the breakdown or failure of power generation or emission control equipment, transmission equipment, or other equipment or processes which would result in performance below assumed levels of output or efficiency. In addition, any such breakdown or failure may result in Consolidated SCE&G purchasing emission allowances or replacement power at market rates, if such allowances and replacement power are available at all. These purchases are subject to state regulatory prudency reviews for recovery through rates. If replacement power is not available, such problems could result in interruptions of service (blackout or brownout conditions) in all or part of SCE&G’s territory or elsewhere in the region. Similarly, a gas transmission or distribution line failure of the Company or Consolidated SCE&G could affect the safety of the public, destroy property, and interrupt our ability to serve customers.

Events such as these could entail substantial repair costs, litigation, fines and penalties, and damage to reputation, each of which could have an adverse effect on the Company’s revenues, results of operations, and financial condition.

A failure of the Company to maintain the physical and cyber security of its operations may result in the failure of operations, damage to equipment, or loss of information, and could result in a significant adverse impact to the Company's financial position, results of operations and cash flows.

The Company depends on maintaining the physical and cyber security of its operations and assets.  As much of our business is part of the nation's critical infrastructure, the loss or impairment of the assets associated with that portion of our business could have serious adverse impacts on the customers and communities that we serve.  Virtually all of the Company's operations are dependent in some manner upon our cyber systems, which encompass electric and gas transmission and distribution operations, nuclear and fossil fuel generating plants, human resource and customer systems and databases, information system networks, and systems containing confidential corporate information.  Such cyber systems are a target of malicious cyber attacks.  A successful physical or cyber attack could lead to outages, failure of operations of all or portions of our businesses, damage to key components and equipment, and exposure of confidential customer, employee, or corporate information.  The Company may not be readily able to recover from such events.  In addition, the failure to secure our operations from such physical and cyber events may cause us reputational damage.  Litigation, penalties and claims from a number of parties, including customers, regulators and shareholders, may ensue.  Insurance may not be adequate to respond to these events.  As a result, the Company's financial position, results of operations, and cash flows may be adversely affected.

SCANA’s ability to pay dividends and to make payments on SCANA’s debt securities may be limited by covenants in certain financial instruments and by the financial results and condition of its subsidiaries, thereby adversely impacting the valuation of our common stock and our access to capital .

We are a holding company that conducts substantially all of our operations through our subsidiaries. Our assets consist primarily of investments in subsidiaries. Therefore, our ability to meet our obligations for payment of interest and principal on outstanding debt and to pay dividends to shareholders and corporate expenses depends on the earnings, cash flows, financial condition and capital requirements of our subsidiaries, and the ability of our subsidiaries, principally Consolidated SCE&G, PSNC Energy and SEMI, to pay dividends or to repay funds to us. Our ability to pay dividends on our common stock may also be limited by existing or future covenants limiting the right of our subsidiaries to pay dividends on their common stock. Any significant reduction in our payment of dividends in the future may result in a decline in the value of our common stock. Such a decline in value could limit our ability to raise debt and equity capital.

A significant portion of Consolidated SCE&G’s generating capacity is derived from nuclear power, the use of which exposes us to regulatory, environmental and business risks. These risks could increase our costs or otherwise constrain our business, thereby adversely impacting our results of operations, cash flows and financial condition. These risks will increase as the New Units are developed.

In 2012, Summer Station Unit 1, operated by SCE&G, provided approximately 5 million MWh, or 19% of our generation. If the New Units are completed, our generating capacity and the percentage of total generating capacity represented by nuclear sources is expected to increase. Hence, SCE&G is subject to various risks of nuclear generation, which include the following:

•
The potential harmful effects on the environment and human health resulting from a release of radioactive materials in connection with the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

•	Limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with our nuclear operations or those of others in the United States;

•	The possibility that new laws and regulations could be enacted that could adversely affect the liability structure that currently exists in the United States;

•	Uncertainties with respect to procurement of nuclear fuel and the storage of spent nuclear fuel;

•	Uncertainties with respect to contingencies if insurance coverage is inadequate; and

•	Uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their operating lives.

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

We must attract, retain and develop executive officers and other professional, technical and craft employees with the skills and experience necessary to successfully manage, operate and grow our business. Competition for these employees is high, and in some cases we must compete for these employees on a regional or national basis. We may be unable to attract and retain these personnel. Further, the Company’s or Consolidated SCE&G’s ability to construct or maintain generation or other assets requires the availability of suitable skilled contractor personnel. We may be unable to obtain appropriate contractor personnel at the times and places needed. Labor disputes with employees or contractors covered by collective bargaining agreements also could adversely affect implementation of our strategic plan and our operational and financial performance.

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
ELECTRIC PROPERTIES
During 2012, SCE&G owned and operated the following units with the net generating capacity (summer rating) indicated: ten coal-fired fossil fuel units (2,434 MW), including Williams, which is owned by GENCO, eight combined cycle gas turbine/steam generator units (gas/oil fired, 1,310 MW), 16 peaking turbine units (352 MW), four hydroelectric generating plants (218 MW), and one pumped storage facility (576 MW). In addition, SCE&G receives an output of 85 MW (net generating capacity, summer rating) from a cogeneration facility. These ratings, which are updated at least on an annual basis, reflect the expectation for the coming summer season. SCE&G's nuclear capacity (648 MW, net generating capacity, summer rating) is comprised of its two-thirds ownership of Summer Station 1.

The following table shows the electric generating facilities and their net generating capacity as of December 31, 2012.

		Net Generating Capacity
	In-Service	Summer
	Date	(MW)
Coal-Fired Steam:
McMeekin - Near Irmo, SC	1958	250*
Canadys - Canadys, SC	1962	295*
Wateree - Eastover, SC	1970	684
Williams - Goose Creek, SC	1973	605
Cope - Cope, SC	1996	415
Kapstone - Charleston, SC	1999	85

Gas-Fired Steam - Urquhart Unit 3 - Beech Island, SC	1953	95*

Nuclear - V. C. Summer - Parr, SC	1984	648

Internal Combustion Turbines:
Peaking units - various locations in SC	1968-1999	352
Urquhart Combined Cycle - Beech Island, SC	2002	458
Jasper Combined Cycle - Jasper, SC	2004	852

Hydro:
Saluda - Irmo, SC	1930	200
Other hydro units - various locations in SC	1905-1914	18
Fairfield Pumped Storage - Parr, SC	1978	576

* As described in Note 2 to the consolidated financial statements for SCANA and SCE&G, SCE&G intends to retire coal-fired units with an aggregate net generating capacity (summer rating) of 730 MW by 2018, subject to future developments in environmental regulations, among other matters. One unit was retired in December 2012 (located at Canadys with a net generating capacity, summer rating, of 90 MW) and is not included in the table above. Another unit, Urquhart Unit 3, was fueled by coal in 2012 and will be fueled exclusively with natural gas in 2013 and subsequent years until it is ultimately retired.

    SCE&G owns 442 substations having an aggregate transformer capacity of 30 million KVA. The transmission system consists of 3,299 miles of lines, and the distribution system consists of 18,354 pole miles of overhead lines and 6,870 trench miles of underground lines.

NATURAL GAS DISTRIBUTION AND TRANSMISSION PROPERTIES

SCE&G's natural gas system includes 445 miles of transmission pipeline of up to 20 inches in diameter that connect its distribution system with Southern Natural, Transco and CGT. SCE&G’s distribution system consists of 16,022 miles of distribution mains and related service facilities. SCE&G also owns two LNG plants, one located near Charleston, South Carolina, and the other in Salley, South Carolina. The Charleston facility can liquefy up to 6 MMCF per day and store the liquefied equivalent of 980 MMCF of natural gas. The Salley facility can store the liquefied equivalent of 900 MMCF of natural gas and has no liquefying capabilities. The LNG facilities have the capacity to regasify approximately 60 MMCF per day at Charleston and 90 MMCF per day at Salley.

CGT’s natural gas system consists of 1,469 miles of transmission pipeline of up to 24 inches in diameter. CGT’s system transports gas to its customers from the transmission systems of Southern Natural and Transco and from Port Wentworth and Elba Island, Georgia.

PSNC Energy’s natural gas system consists of 593 miles of transmission pipeline of up to 24 inches in diameter that connect its distribution systems with Transco. PSNC Energy’s distribution system consists of 20,090 miles of distribution mains and related service facilities. PSNC Energy owns one LNG plant with storage capacity of 1,000 MMCF, the capacity to liquefy up to 4 MMCF per day and the capacity to regasify approximately 100 MMCF per day. PSNC Energy also owns, through a wholly-owned subsidiary, 33.21% of Cardinal Pipeline Company, LLC, which owns a 105-mile transmission pipeline in North Carolina. In addition, PSNC Energy owns, through a wholly-owned subsidiary, 17% of Pine Needle LNG Company, LLC. Pine Needle owns and operates a liquefaction, storage and regasification facility in North Carolina.

ITEM 3.  LEGAL PROCEEDINGS

Certain material environmental and regulatory matters and uncertainties, some of which remain outstanding at December 31, 2012, are described below. These issues affect the Company and, to the extent indicated, also affect Consolidated SCE&G.

In December 2009, the EPA issued a final finding that atmospheric concentrations of GHG endanger public health and welfare within the meaning of Section 202(a) of the CAA. The finding, which became effective in January 2010, enabled the EPA to regulate GHG emissions under the CAA. On April 13, 2012, the EPA issued a proposed rule to establish an NSPS for GHG emissions from fossil fuel-fired electric generating units. If finalized as proposed, this rule would establish performance standards for new and modified generating units, along with emissions guidelines for existing generating units. This rule would amend the NSPS for electric generating units and establish the first NSPS for GHG emissions. Essentially, the rule would require all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. While most new natural gas plants will not be required to include any new technologies, no new coal plants could be constructed without carbon capture and sequestration capabilities. The Company is evaluating the proposed rule, but cannot predict when the rule will become final, if at all, or what conditions it may impose on the Company, if any. The Company expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the Court vacated CSAPR and left CAIR in place. The EPA's petition for rehearing of the Court's order has been denied. Air quality control installations that SCE&G and GENCO have already completed allowed the Company to comply with the reinstated CAIR.  The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

In June 2010, the EPA issued a final rule for a one-hour ambient air quality standard for sulfur dioxide. This standard may require some of SCE&G’s smaller coal-fired units to reduce their sulfur dioxide emissions to levels to be determined by EPA and/or DHEC. The costs incurred to comply with this standard are expected to be recovered through rates.

 In January 2013, the EPA issued a final rule for an annual ambient air quality standard related to particulate matter smaller than or equal in size to 2.5 microns, significantly revising the existing standard from 15 ug/m3 (micrograms per cubic meter) to 12 ug/m3. The rule takes effect on March 18, 2013.  SCE&G anticipates that DHEC monitors throughout South Carolina will indicate compliance with the new standard.  While SCE&G does not anticipate a significant impact from this new standard, the costs incurred to comply with this new standard, if any, are expected to be recovered through rates.

In April 2012, the EPA's rule containing new standards for mercury and other specified air pollutants became effective.  The rule provides up to four years for facilities to meet the standards, and the Company's evaluation of the rule is ongoing. The Company's decision in 2012 to retire certain coal-fired units or convert them to burn natural gas and its project to build the New Units (see Note 1 to the consolidated financial statements) along with other actions are expected to result in the Company's compliance with the EPA's rule.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

 The EPA is conducting an enforcement initiative against the utilities industry related to the NSR provisions and the NSPS of the CAA. As part of the initiative, many utilities have received requests for information under Section 114 of the CAA. In addition, the DOJ, on behalf of EPA, has taken civil enforcement action against several utilities. The primary basis for these actions is the assertion by EPA that maintenance activities undertaken by the utilities at their coal-fired power plants constituted “major modifications” which required the installation of costly BACT. Some of the utilities subject to the actions have reached settlement. To date, SCE&G and GENCO have received and responded to Section 114 requests for information related to Canadys, Wateree and Williams Stations. The current state of continued DOJ civil enforcement is the subject of industry-wide speculation, and it cannot be determined whether the Company will be affected by the initiative in the future. The Company believes that any enforcement action relative to its compliance with the CAA would be without merit. The Company further believes that installation of equipment responsive to CAIR previously discussed will mitigate many of the alleged concerns with NSR.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at these sites will continue until 2016 and will cost an additional $22.2 million.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of approximately $3.0 million, the estimated remaining liability at December 31, 2012. PSNC Energy expects to recover through rates any cost allocable to PSNC Energy arising from the remediation of these sites.

SCANA and SCE&G are also engaged in various claims and litigation incidental to their business operations which management anticipates will be resolved without a material impact on their respective results of operations, cash flows or financial condition.

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

Name	Age	Positions Held During Past Five Years	Dates
Kevin B. Marsh	57	Chairman of the Board, Chief Executive Officer and Director President and Chief Operating Officer-SCANA President and Chief Operating Officer-SCE&G	2011-present 2011-present *-2011
Jimmy E. Addison	52	Executive Vice President Chief Financial Officer Senior Vice President	2012-present *-present *-2012
Jeffrey B. Archie	55	Senior Vice President-SCANA Senior Vice President and Chief Nuclear Officer-SCE&G Vice President of Nuclear Plant Operations-SCE&G	2010-present 2009-present *-2009
George J. Bullwinkel	64	President and Chief Operating Officer-SEMI, SCI and ServiceCare	*-present
Sarena D. Burch	55	Senior Vice President-Fuel Procurement and Asset Management-SCE&G and PSNC Energy	*-present
Stephen A. Byrne	53
President of Generation and Transmission and Chief Operating Officer-SCE&G
Executive Vice President-SCANA
Executive Vice President-Generation and Transmission-SCE&G
Executive Vice President-Generation, Nuclear and Fossil Hydro-SCE&G
Senior Vice President-Generation, Nuclear and Fossil Hydro-SCE&G
			2011-present 2009-present 2011 2009-2011 *-2009
Paul V. Fant	59	President and Chief Operating Officer-CGT Senior Vice President-SCANA	*-present 2008-present
D. Russell Harris	48	President of Gas Operations-SCE&G President and Chief Operating Officer-PSNC Energy Senior Vice President-Gas Distribution-SCANA Senior Vice President-SCANA	2013-present *-present 2013-present 2012-2013
W. Keller Kissam	46	President of Retail Operations-SCE&G Senior Vice President-SCANA Senior Vice President-Retail Electric-SCE&G Vice President-Electric Operations-SCE&G	2011-present 2011-present 2011 *-2011
Ronald T. Lindsay	62	Senior Vice President, General Counsel and Assistant Secretary Executive Vice President, General Counsel and Secretary of Bowater Incorporated, Greenville, South Carolina	2009-present 2006-2008
Charles B. McFadden	68	Senior Vice President-Governmental Affairs and Economic Development-SCANA Services	*-present
Martin K. Phalen	58	Senior Vice President-Administration-SCANA Vice President-Gas Operations-SCE&G	2012-present *-2012

*  Indicates position held at least since March 1, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK INFORMATION

SCANA Corporation:

Price Range (New York Stock Exchange Composite Listing):

	2012				2011
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
High	$49.64	$50.34	$48.24	$46.12	$45.48	$41.58	$42.20	$42.83
Low	$44.71	$47.18	$43.32	$43.56	$38.49	$34.64	$38.16	$37.86

SCANA common stock trades on The New York Stock Exchange, using the ticker symbol SCG. Newspaper stock listings use the name SCANA.  At February 20, 2013 there were 132,415,898 shares of SCANA common stock outstanding which were held by approximately 28,174 shareholders of record. For a summary of equity securities issuable under SCANA’s compensation plans at December 31, 2012, see Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SCANA declared quarterly dividends on its common stock of $.495 per share in 2012 and $.485 per share in 2011. On February 20, 2013, SCANA increased the quarterly cash dividend rate on SCANA common stock to $.5075 per share, an increase of 2.5%. The next quarterly dividend is payable April 1, 2013 to shareholders of record on March 11, 2013.  For a discussion of provisions that could limit the payment of cash dividends, see Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under Liquidity and Capital Resources-Financing Limits and Related Matters and Note 3 to the consolidated financial statements for SCANA.

SCE&G:

All of SCE&G’s common stock is owned by SCANA, and no established public trading market exists for SCE&G common stock. During 2012 and 2011, SCE&G declared quarterly dividends on its common stock in the following amounts:

Declaration Date	Amount		Declaration Date	Amount
February 11, 2011	$49.0	million	February 15, 2012	$51.6	million
April 21, 2011	47.5	million	May 3, 2012	52.3	million
August 11, 2011	49.0	million	August 2, 2012	54.0	million
October 26, 2011	38.0	million	October 24, 2012	44.3	million

On February 20, 2013, SCE&G declared dividends on its common stock of $62.2 million.

For a discussion of provisions that could limit the payment of cash dividends, see Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under Liquidity and Capital Resources-Financing Limits and Related Matters and Note 3 to the consolidated financial statements for SCE&G.

ITEM 6.  SELECTED FINANCIAL DATA

As of or for the Year Ended December 31,	2012	2011	2010	2009	2008
	(Millions of dollars, except statistics and per share amounts)
SCANA:
Statement of Income Data
Operating Revenues	$4,176	$4,409	$4,601	$4,237	$5,319
Operating Income	$859	$813	$768	$699	$710
Other Expense	$(257)	$(258)	$(233)	$(175)	$(176)
Preferred Stock Dividends	$—	$—	$—	$(9)	$(7)
Income Available to Common Shareholders	$420	$387	$376	$348	$346
Common Stock Data
Weighted Average Common Shares Outstanding (Millions)	131.1	128.8	125.7	122.1	117.0
Basic Earnings Per Share	$3.20	$3.01	$2.99	$2.85	$2.95
Diluted Earnings Per Share	$3.15	$2.97	$2.98	$2.85	$2.95
Dividends Declared Per Share of Common Stock	$1.98	$1.94	$1.90	$1.88	$1.84
Balance Sheet Data
Utility Plant, Net	$10,896	$10,047	$9,662	$9,009	$8,305
Total Assets	$14,616	$13,534	$12,968	$12,094	$11,502
Total Equity	$4,154	$3,889	$3,702	$3,408	$3,045
Short-term and Long-term Debt	$5,744	$5,306	$4,909	$4,846	$4,698
Other Statistics
Electric:
Customers (Year-End)	669,966	664,196	660,580	654,766	649,571
Total sales (Million KWh)	23,879	24,188	24,884	23,104	24,284
Generating capability-Net MW (Year-End)	5,533	5,642	5,645	5,611	5,695
Territorial peak demand-Net MW	4,761	4,885	4,735	4,557	4,789
Regulated Gas:
Customers, excluding transportation (Year-End)	818,983	803,644	794,841	782,192	774,502
Sales, excluding transportation (Thousand Therms)	798,978	812,416	931,879	832,931	848,568
Transportation customers (Year-End)	499	492	491	482	474
Transportation volumes (Thousand Therms)	1,559,542	1,585,202	1,546,234	1,388,096	1,366,675
Retail Gas Marketing:
Retail customers (Year-End)	449,144	455,258	464,123	455,198	459,250
Firm customer deliveries (Thousand Therms)	310,442	341,554	402,583	347,324	356,288
Nonregulated interruptible customer deliveries (Thousand Therms)	1,981,085	1,845,327	1,728,161	1,628,942	1,526,933
SCE&G:
Statement of Income Data
Operating Revenues	$2,809	$2,819	$2,815	$2,569	$2,816
Operating Income	$717	$654	$604	$547	$559
Other Expense	$(208)	$(198)	$(170)	$(119)	$(122)
Preferred Stock Dividends	$—	$—	$—	$(9)	$(7)
Earnings Available to Common Shareholders	$341	$306	$290	$272	$273
Balance Sheet Data
Utility Plant, Net	$9,375	$8,588	$8,198	$7,595	$6,905
Total Assets	$12,104	$11,037	$10,574	$9,813	$9,052
Total Equity	$4,043	$3,773	$3,541	$3,259	$2,799
Short-term and Long-term Debt	$4,171	$3,753	$3,440	$3,430	$3,320
Other Statistics
Electric:
Customers (Year-End)	670,030	664,273	660,642	654,830	649,636
Total sales (Million KWh)	23,899	24,200	24,887	23,107	24,287
Generating capability-Net MW (Year-End)	5,533	5,642	5,645	5,611	5,695
Territorial peak demand-Net MW	4,761	4,885	4,735	4,557	4,789
Regulated Gas:
Customers, excluding transportation (Year-End)	322,419	316,683	313,346	309,687	307,074
Sales, excluding transportation (Thousand Therms)	412,163	407,073	447,057	399,752	416,075
Transportation customers (Year-End)	166	155	148	130	120
Transportation volumes (Thousand Therms)	260,215	192,492	190,931	217,750	64,034

SCANA CORPORATION

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SCANA, through its wholly-owned regulated subsidiaries, is primarily engaged in the generation, transmission, distribution and sale of electricity in parts of South Carolina and in the purchase, transmission and sale of natural gas in portions of North Carolina and South Carolina. Through a wholly-owned nonregulated subsidiary, SCANA markets natural gas to retail customers in Georgia and to wholesale customers primarily in the southeast. Other wholly-owned nonregulated subsidiaries provide fiber optic and other telecommunications services and provide service contracts on certain home appliances and heating and air conditioning units. A service company subsidiary of SCANA provides administrative, management and other services to SCANA and its subsidiaries.

The following map indicates areas where the Company’s significant business segments conduct their activities, as further described in this overview section.

The following percentages reflect revenues and net income earned by the Company’s regulated and nonregulated businesses (including the holding company) and the percentage of total assets held by them.

	2012	2011	2010
Revenues
Regulated	77%	74%	73%
Nonregulated	23%	26%	27%
Net Income
Regulated	99%	97%	96%
Nonregulated	1%	3%	4%
Assets
Regulated	95%	94%	95%
Nonregulated	5%	6%	5%

Key Earnings Drivers and Outlook

During 2012, economic growth showed signs of improvement in the southeast, though the Company cannot determine if such improvement will be sustainable. Significant industrial announcements were made in the Company’s South Carolina and North Carolina service territory during the year, and announcements made in previous years began to materialize. In addition, the Port of Charleston continues to see increased traffic, with container volume up 9.6% over 2011.  Residential and commercial customer growth rates in the Company’s regulated businesses also were positive.  Unemployment rates for the states in which the Company primarily provides service also showed some improvement in 2012, though unemployment remains high and continues to slow the pace of economic recovery in the Southeast.

Unemployment (seasonally adjusted)	United States	Georgia	North Carolina	South Carolina
December 31, 2012 (preliminary)	7.8%	8.6%	9.2%	8.4%
December 31, 2011	8.9%	9.4%	10.4%	9.6%

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

Electric Operations

The electric operations segment is comprised of the electric operations of SCE&G, GENCO and Fuel Company, and is primarily engaged in the generation, transmission, distribution and sale of electricity in South Carolina. At December 31, 2012, SCE&G provided electricity to approximately 670,000 customers in an area covering nearly 17,000 square miles. GENCO owns a coal-fired generating station and sells electricity solely to SCE&G. Fuel Company acquires, owns, provides financing for and sells at cost to SCE&G nuclear fuel, certain fossil fuels and emission and other environmental allowances.

Operating results for electric operations are primarily driven by customer demand for electricity, rates allowed to be charged to customers and the ability to control growth in costs. The effect of weather on operating results is largely mitigated by the eWNA. Embedded in the rates charged to customers is an allowed regulatory return on equity. SCE&G’s allowed return on equity through 2012 was 10.7% for non-BLRA expenditures, and 11.0% for BLRA-related expenditures. As further described in Note 2 to the consolidated financial statements, SCE&G's allowed return on equity for non-BLRA expenditures became 10.25% effective January 1, 2013. Demand for electricity is primarily affected by weather, customer growth and the economy.  SCE&G is able to recover the cost of fuel used in electric generation through retail customers’ bills, but increases in fuel costs affect electric prices and, therefore, the competitive position of electricity against other energy sources.

On May 30, 2012, SCE&G filed an IRP with the SCPSC. The IRP evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. The IRP identified a total of six coal-fired units that SCE&G intends to retire by 2018, subject to future developments in environmental regulations, among other matters. These units have an aggregate generating capacity (summer 2012) of 730 MW. One unit, with a net carrying value of $20 million at December 31, 2012, was retired and its value is recorded in regulatory assets. Under provisions of a December 2012 rate order, SCE&G will be allowed recovery of and a return on the net carrying value of this unit over its original remaining useful life of approximately 14 years. The net carrying value of the remaining units totaled $362 million at December 31, 2012, and is identified as Plant to be Retired, Net in the consolidated financial statements. SCE&G plans to request recovery of and a return on the net carrying value of these remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

New Nuclear Construction

SCE&G is constructing two 1,117 MW nuclear generation units at the site of Summer Station. SCE&G will jointly own the New Units with one or more parties, and SCE&G will be responsible for 55% of the cost and receive 55% of the output, with other parties responsible for and receiving the remaining share. SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC. The first New Unit is scheduled for substantial completion in 2017, and the second in 2018.

Significant recent developments in new nuclear construction include the following:

•	In March 2012, the NRC approved and issued COLs for the New Units.

•	In April 2012, SCE&G issued a Full Notice to Proceed to the Consortium for construction of the New Units, allowing for the commencement of safety related aspects of the project.

•
In July 2012, SCE&G and the Consortium finalized an agreement resolving specific issues that impacted the project's budget and schedule. These included claims specifically relating to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units, and unanticipated rock conditions at the site. SCE&G's portion of the costs for these specific claims was set at approximately $138 million (in 2007 dollars).

•
The SCPSC approved a 2.3% increase, or approximately $52.1 million, in a rate adjustment under the BLRA designed to incorporate the financing cost of incremental construction work in progress incurred for the new nuclear generation. The adjustment was based on SCE&G's updated cost of debt and capital structure and on an allowed return on common equity of 11.0%. The increase was effective for bills rendered on and after October 30, 2012.

•	In October 2012, the project received its last major environmental permit, which is the National Pollutant Discharge Elimination System permit for the wastewater system of the New Units.

•
In November 2012, the SCPSC approved an updated construction schedule and additional updated capital costs of $278 million (SCE&G's portion in 2007 dollars), which included substantially all of the costs finalized in the July 2012 agreement with the Consortium.

•
In February 2013, work began on the reinforcing bar reconfiguration in the Unit 2 nuclear island elevator pit and sump areas.  The initial pouring of the Unit 2 nuclear island basemat could take place in the first quarter of 2013 following the completion of this work and based upon an expedited approval by the NRC staff.  It is not anticipated that the resolution of this issue will cause a delay in the commercial operation of the New Units in 2017 and 2018.

•
The components of the condenser for Unit 2 have arrived onsite and are being assembled. Shipment of the reactor vessel for Unit 2 is planned for the second quarter of 2013, and the steam generators for Unit 2 are scheduled to be delivered early in 2013.

•	While progress has been made with production, quality assurance and quality control issues, the schedule for fabrication of sub-modules at the contractor facility remains a focus area for the project.

For additional information on these and other matters, see New Nuclear Construction Matters herein and Note 2 and Note 10 to the consolidated financial statements.

Environmental

The EPA proposed new rules in 2012 related to air quality that would establish a new source performance standard for GHG emission from fossil fuel-fired electric generating units. Also, in October 2012, the EPA filed a petition with the United States Court of Appeals for the District of Columbia for a rehearing of the court's decision that vacated CSAPR and left CAIR in place. In January 2013, the Court denied this petition. In 2013, additional significant regulatory initiatives by the EPA and other federal agencies will likely proceed. These initiatives may require the Company to build or otherwise acquire generating capacity from energy sources that exclude fossil fuels, nuclear or hydro facilities (for example, under an RES). It is also possible that new initiatives will be introduced to reduce further carbon dioxide and other greenhouse gas emissions. The Company cannot predict whether such initiatives will be enacted, and if they are, the conditions they would impose on utilities.

The EPA has stated its intention to propose, in 2013, new federal regulations affecting the management and disposal of CCR, such as ash.  Such regulations could result in the treatment of some CCRs as hazardous waste and could impose significant costs to utilities, such as SCE&G and GENCO.  The EPA is also expected to issue regulations during 2013 for cooling water intake structures to meet BACT at existing power generating stations.  While the Company cannot predict how extensive the regulations will be, the Company believes that any additional costs imposed by such regulations would be recoverable through rates.

Gas Distribution

The gas distribution segment, comprised of the local distribution operations of SCE&G and PSNC Energy, is primarily engaged in the purchase, transportation and sale of natural gas to retail customers in portions of North Carolina and South Carolina. At December 31, 2012 this segment provided natural gas to approximately 819,600 customers in areas covering 34,600 square miles.

Operating results for gas distribution are primarily influenced by customer demand for natural gas, rates allowed to be charged to customers and the ability to control growth in costs. Embedded in the rates charged to customers is an allowed regulatory return on equity of 10.25% for SCE&G and 10.60% for PSNC Energy.

Demand for natural gas is primarily affected by weather, customer growth, the economy and the availability and price of alternate fuels. Natural gas competes with electricity, propane and heating oil to serve the heating and, to a lesser extent, other household energy needs of residential and small commercial customers. This competition is generally based on price and convenience. Large commercial and industrial customers often have the ability to switch from natural gas to an alternate fuel, such as propane or fuel oil. Natural gas competes with these alternate fuels based on price. As a result, any significant disparity between supply and demand, either of natural gas or of alternate fuels, and due either to production or delivery disruptions or other factors, will affect price and will impact the Company’s ability to retain large commercial and industrial customers. In addition, the production of shale gas in the United States has resulted in significantly lower prices for this commodity in 2010 through 2012.  Low natural gas commodity prices are expected to continue in 2013 and for the foreseeable future.

Retail Gas Marketing

SCANA Energy, a division of SEMI, comprises the retail gas marketing segment. This segment markets natural gas to approximately 450,000 customers throughout Georgia (as of December 31, 2012, and includes approximately 72,000 customers in its regulated division described below). SCANA Energy’s total customer base represents an approximate 30% share of the customers in Georgia’s deregulated natural gas market. SCANA Energy remains the second largest natural gas marketer in the state. SCANA Energy’s competitors include an affiliate of a large energy company with experience in Georgia’s energy market, as well as several electric membership cooperatives. SCANA Energy’s ability to maintain its market share depends on the prices it charges customers relative to the prices charged by its competitors, its ability to continue to provide high levels of customer service and other factors. In addition, SCANA Energy's operating results are highly sensitive to weather. This market has matured in the last decade, resulting in lower margins and enhanced competition for customers.

As Georgia’s regulated provider, SCANA Energy provides service to low-income customers and to customers unable to obtain or maintain natural gas service from other marketers at rates approved by the GPSC.  SCANA Energy receives funding from the Universal Service Fund to offset some of the bad debt associated with the low-income group. SCANA Energy’s contract to serve as Georgia’s regulated provider of natural gas has been renewed by the GPSC through August 31, 2014.  SCANA Energy files financial and other information periodically with the GPSC, and such information is available at www.psc.state.ga.us (which is not intended as an active hyperlink; the information on the GPSC website is not part of this or any other report filed with the SEC).

SCANA Energy and certain of SCANA’s other natural gas distribution and marketing segments maintain gas inventory and utilize forward contracts and other financial instruments, including commodity swaps and futures contracts, to manage their exposure to fluctuating commodity natural gas prices. See Note 6 to the consolidated financial statements. As a part of this risk management process, at any given time, a portion of SCANA’s projected natural gas needs has been purchased or otherwise placed under contract. Since SCANA Energy operates in a competitive market, it may be unable to sustain its current levels of customers and/or pricing, thereby reducing expected margins and profitability. Further, there can be no assurance that Georgia’s gas delivery regulatory framework will remain unchanged as dynamic market conditions evolve.

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

RESULTS OF OPERATIONS

	2012	2011	2010
Basic earnings per share	$3.20	$3.01	$2.99
Diluted earnings per share	$3.15	$2.97	$2.98
Cash dividends declared (per share)	$1.98	$1.94	$1.90

•	2012 vs 2011
Basic earnings per share increased due to higher electric margin of $.49, higher gas margin of $.01 and gains on sales of communications towers of $.04. These increases were partially offset by higher operating expenses of $.17, higher depreciation expense of $.05, higher property taxes of $.03, dilution from additional shares outstanding of $.06, higher interest expense of $.02 and by $.02 due to other items.

•	2011 vs 2010
Basic earnings per share increased due to higher electric margin of $.42 and lower operating expenses of $.06. These increases were partially offset by lower gas margin of $.13, higher depreciation expense of $.06, higher property taxes of $.06, dilution from additional shares outstanding of $.07 and higher interest expense of $.14.

Diluted Earnings Per Share

In May 2010, SCANA entered into equity forward sales contracts for approximately 6.6 million common shares. During periods when the average market price of SCANA’s common stock is above the per share adjusted forward sales price, the Company computes diluted earnings per share giving effect to this dilutive potential common stock utilizing the treasury stock method. SCANA expects to settle the equity forward contracts in the first quarter of 2013.

AFC

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 5.4% of income before income taxes in 2012, 3.9% in 2011 and 5.6% in 2010.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company. Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2012	Change	2011	Change	2010
Operating revenues	$2,453.1	0.9%	$2,432.2	2.5%	$2,373.9
Less: Fuel used in generation	844.2	(8.5)%	922.5	(2.6)%	946.7
Purchased power	28.1	46.4%	19.2	12.9%	17.0
Margin	$1,580.8	6.1%	$1,490.5	5.7%	$1,410.2

•	2012 vs 2011
Margin increased primarily by $54.4 million due to an increase in retail electric base rates approved by the SCPSC under the BLRA, by $3.7 million due to customer growth and by $11.0 million due to the expiration of a decrement rider approved in the 2010 retail electric base rate case.

•	2011 vs 2010
Margin increased by $49.0 million due to an increase in retail electric base rates approved by the SCPSC under the BLRA and by $34.5 million due to an SCPSC-approved increase in retail electric base rates in July 2010. Also, margin in the first quarter of 2010 was adjusted downward by $17.4 million pursuant to an SCPSC regulatory order in connection with SCE&G’s annual fuel cost proceeding. These increases were partially offset by $12.0 million due to the effects of weather in 2010 before the implementation of the SCPSC-approved eWNA and by lower customer usage of $8.7 million.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2012	Change	2011	Change	2010
Residential	7,571	(8.0)%	8,232	(6.4)%	8,791
Commercial	7,291	(1.4)%	7,397	(3.7)%	7,684
Industrial	5,836	(1.7)%	5,938	1.3%	5,863
Other	586	2.4%	572	(1.5)%	581
Total retail sales	21,284	(3.9)%	22,139	(3.4)%	22,919
Wholesale	2,595	26.6%	2,049	4.3%	1,965
Total Sales	23,879	(1.3)%	24,188	(2.8)%	24,884

•	2012 vs 2011	Retail sales volume decreased by 983 GWh primarily due to the effects of milder weather. The increase in wholesale sales is primarily due to higher contract utilization by a wholesale customer.

•	2011 vs 2010	Total retail sales volumes decreased by 775 GWh due to weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy. Gas Distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2012	Change	2011	Change	2010
Operating revenues	$765.0	(9.0)%	$840.4	(14.2)%	$979.4
Less: Gas purchased for resale	374.6	(19.7)%	466.3	(22.5)%	601.7
Margin	$390.4	4.4%	$374.1	(1.0)%	$377.7

•	2012 vs 2011
Margin at SCE&G increased by $8.3 million due to the SCPSC-approved increases in retail gas base rates under the RSA which became effective with the first billing cycles of November 2011 and 2012. Margin at PSNC Energy increased by $5.1 million primarily due to residential and commercial customer growth and increased industrial sales due to the competitive price of gas versus alternate fuel sources.

•	2011 vs 2010
Margin at SCE&G decreased by $8.2 million due to the SCPSC-approved decrease in retail gas base rates under the RSA which became effective with the first billing cycle of November 2010. This decrease was partially offset by an increase of $1.8 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2011. Margin at PSNC Energy increased by $2.9 million primarily due to residential and commercial customer growth.

Sales volumes (in MMBTU) by class, including transportation gas, were as follows:

Classification (in thousands)	2012	Change	2011	Change	2010
Residential	33,161	(9.3)%	36,568	(19.2)%	45,251
Commercial	25,001	(3.0)%	25,772	(11.0)%	28,972
Industrial	21,340	13.6%	18,782	(0.4)%	18,860
Transportation gas	38,736	13.4%	34,152	3.2%	33,089
Total	118,238	2.6%	115,274	(8.6)%	126,172

•	2012 vs 2011
Residential and commercial sales volume decreased primarily due to milder weather. Industrial and transportation sales volumes increased due to the competitive price of gas versus alternate fuel sources.

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

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy which operates in Georgia’s natural gas market. Retail Gas Marketing revenues and net income were as follows:

Millions of dollars	2012	Change	2011	Change	2010
Operating revenues	$412.5	(13.8)%	$478.8	(13.4)%	$552.9
Net Income	$10.5	(56.6)%	$24.2	(20.7)%	$30.5

•	2012 vs 2011	Reductions in operating revenues and net income were primarily due to milder weather and a decrease in the number of customers served under the regulated provider program in 2012.

•	2011 vs 2010	Operating revenues decreased as a result of milder weather and lower consumption. Net income decreased due to lower margins, partially offset by lower bad debt and operating expenses.

Energy Marketing

Energy Marketing is comprised of the Company’s nonregulated marketing operations, excluding SCANA Energy. Energy Marketing operating revenues and net income were as follows:

Millions of dollars	2012	Change	2011	Change	2010
Operating revenues	$669.0	(20.8)%	$844.9	(3.3)%	$874.1
Net Income	$5.4	22.7%	$4.4	12.8%	$3.9

•	2012 vs 2011	Operating revenues decreased due to lower market prices. Net income increased due to higher consumption.

•	2011 vs 2010	Operating revenues decreased due to lower market prices. Net income increased due to lower operating expenses, including bad debt.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2012	Change	2011	Change	2010
Other operation and maintenance	$689.3	4.8%	$657.9	(1.8)%	$669.9
Depreciation and amortization	356.1	2.8%	346.3	3.3%	335.1
Other taxes	207.1	3.1%	200.8	5.5%	190.4

•	2012 vs 2011
Other operation and maintenance expenses increased by $9.3 million due to higher generation, transmission and distribution expenses and by $25.0 million due to higher incentive compensation and other benefits. These increases were partially offset by $3.9 million due to lower customer service expenses, including bad debt expense, and by $1.6 million due to lower general expenses. Depreciation and amortization expense increased primarily due to net property additions. Other taxes increased primarily due to higher property taxes.

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

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and the activities of certain non-regulated subsidiaries. Components of other income (expense) were as follows:

Millions of dollars	2012	Change	2011	Change	2010
Other income	$58.6	12.3%	$52.2	(0.9)%	$52.7
Other expense	(42.1)	5.3%	(40.0)	1.3%	(39.5)
Total	$16.5	35.2%	$12.2	(7.6)%	$13.2

•	2012 vs 2011	Changes in other income were primarily due to the sales of communications towers in 2012 by a non-regulated subsidiary. Changes in other expense were not significant.

•	2011 vs 2010	Changes in other income (expense) were not significant.

Interest Expense

Components of interest expense, net of the debt component of AFC, were as follows:

Millions of dollars	2012	Change	2011	Change	2010
Interest on long-term debt, net	$290.2	4.9%	$276.6	5.9%	$261.1
Other interest expense	5.2	(32.5)%	7.7	71.1%	4.5
Total	$295.4	3.9%	$284.3	7.0%	$265.6

Interest on long-term debt increased in each year primarily due to increased long-term borrowings. Other interest expense decreased in 2012 and increased in 2011, primarily due to corresponding changes in principal balances outstanding on short-term debt over the respective prior year and also due to the reversal in 2012 of interest which had been accrued in 2011 related to a tax uncertainty that was resolved (see Note 5 to the consolidated financial statements).

Income Taxes

Income tax expense increased in 2012 over 2011 and in 2011 over 2010 primarily due to increases in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects that barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt. The Company’s ratio of earnings to fixed charges for the year ended December 31, 2012 was 2.93.

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

The Company obtains equity from SCANA’s stock plans. Shares of SCANA common stock are acquired on behalf of participants in SCANA’s Investor Plus Plan and Stock Purchase-Savings Plan through the original issuance of shares, rather than being purchased on the open market. This provided approximately $97 million of additional equity during 2012 and is expected to provide approximately $106 million of additional capital in 2013. Due primarily to new nuclear construction plans, the Company anticipates keeping this strategy in place for the foreseeable future.  The Company also expects to issue 6.6 million common shares under forward sales contracts in the first quarter of 2013.

SCANA’s leverage ratio of long- and short-term debt to capital was approximately 58% at December 31, 2012. SCANA has publicly announced its desire to return its leverage ratio to levels between 54% and 57%, but SCANA’s ability to achieve and maintain those levels depends on a number of factors. In the future, if SCANA is not able to achieve and maintain its leverage ratio within the desired range, the Company’s debt ratings may be affected, it may be required to pay higher interest rates on its long- and short-term indebtedness, and its access to the capital markets may be limited.

Capital Expenditures

Cash outlays for property additions and construction expenditures, including nuclear fuel, net of AFC, were $1.1 billion in 2012 and are estimated to be $1.6 billion in 2013.

The Company’s current estimates of its capital expenditures for construction and nuclear fuel for 2013-2015, which are subject to continuing review and adjustment, are as follows:

Estimated Capital Expenditures

Millions of dollars	2013	2014	2015
SCE&G - Normal
Generation	$135	$127	$125
Transmission & Distribution	218	216	270
Other	9	11	18
Gas	51	50	52
Common	8	7	5
Total SCE&G - Normal	421	411	470
PSNC Energy	106	127	72
Other	47	58	49
Total Normal	574	596	591
New Nuclear (including transmission)	957	980	867
Cash Requirements for Construction	1,531	1,576	1,458
Nuclear Fuel	108	55	39
Total Estimated Capital Expenditures	$1,639	$1,631	$1,497

The Company’s contractual cash obligations as of December 31, 2012 are summarized as follows:

Contractual Cash Obligations

	Payments due by periods
Millions of dollars	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long- and short-term debt, including interest	$10,796	$1,071	$907	$1,275	$7,543
Capital leases	16	4	9	1	2
Operating leases	49	10	12	2	25
Purchase obligations	4,262	1,159	1,059	2,042	2
Other commercial commitments	4,235	951	1,533	922	829
Total	$19,358	$3,195	$3,520	$4,242	$8,401

Included in the table above in purchase obligations is SCE&G’s portion of a contractual agreement for the design and construction of the New Units at the Summer Station site. SCE&G expects to be a joint owner and share operating costs and generation output of the New Units, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and the other joint owner (or owners) the remaining 45 percent.

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

In addition to the contractual cash obligations above, the Company sponsors a noncontributory defined benefit pension plan and an unfunded health care and life insurance benefit plan for retirees. The pension plan is adequately funded under current regulations, and no contributions are anticipated until after 2014. Cash payments under the health care and life insurance benefit plan were $10.9 million in 2012, and such annual payments are expected to be the same or increase up to $14.3 million in the future.

In addition, the Company is party to certain NYMEX natural gas futures contracts for which any unfavorable market movements are funded in cash. These derivatives are accounted for as cash flow hedges and their effects are reflected within other comprehensive income until the anticipated sales transactions occur. See further discussion at Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. At December 31, 2012, the Company had posted $10.8 million in cash collateral for such contracts. In addition, the Company had posted $67.5 million in cash collateral related to interest rate derivative contracts.

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

SCE&G has obtained FERC authority to issue short-term indebtedness and to assume liabilities as a guarantor(pursuant to Section 204 of the Federal Power Act). SCE&G may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding with maturity dates of one year or less, and may enter into guaranty agreements in favor of lenders, bankers, and dealers in commercial paper in amounts not to exceed $600 million. GENCO has obtained FERC authority to issue short-term indebtedness not to exceed $150 million outstanding with maturity dates of one year or less. The authority described herein will expire in October 2014.

 In October 2012, the Company's existing committed LOCs were amended and extended. As a result, at December 31, 2012 SCANA, SCE&G (including Fuel Company) and PSNC Energy were parties to five-year credit agreements in the amounts of $300 million, $1.2 billion, of which $500 million relates to Fuel Company, and $100 million, respectively, which expire in October  2017. In addition, at December 31, 2012 SCE&G was party to a three-year credit agreement in the amount of $200 million which expires in October 2015. These credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. For a list of banks providing credit support and other information, see Note 4 to the consolidated financial statements.

As of December 31, 2012, the Company had no outstanding borrowings under its $1.8 billion credit facilities, had approximately $623 million in commercial paper borrowings outstanding, was obligated under $3.3 million in LOC supported letters of credit, and held approximately $72 million in cash and temporary investments. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity. Average short-term borrowings outstanding during 2012 were approximately $560 million. Short-term cash needs were met primarily through the issuance of commercial paper.

At December 31, 2012, the Company’s long-term debt portfolio has a weighted average maturity of approximately 17 years and bears an average cost of 5.88%. Substantially all of the Company's long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

The Company’s articles of incorporation do not limit the dividends that may be paid on its common stock. However, SCANA’s junior subordinated indenture (relating to the hereinafter defined Hybrids), SCE&G’s bond indenture (relating to the hereinafter defined Bonds) and PSNC Energy’s note purchase and debenture purchase agreements each contain provisions that, under certain circumstances which the Company considers to be remote, could limit the payment of cash dividends on their respective common stock.

With respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom.  At December 31, 2012, approximately $61.0 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

SCANA Corporation

SCANA has in effect an indenture which permits the issuance of unsecured debt securities from time to time including its medium-term notes. This indenture contains no specific limit on the amount of unsecured debt securities which may be issued.

SCANA has outstanding $150 million of enhanced junior subordinated notes (Hybrids) bearing an interest rate of 7.70% and maturing on January 30, 2065, subject to extension to January 30, 2080. Because their structure and terms are characteristic of both debt instruments and equity securities, the credit rating agencies consider securities like the Hybrids to be hybrid debt instruments and give some “equity credit” to the issuers of such securities for purposes of computing leverage ratios of debt to capital. The Hybrids are only subject to redemption at SCANA’s option and may be redeemed at any time, although the redemption prices payable by SCANA differ depending on the timing of the redemption and the circumstances (if any) giving rise thereto.

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

South Carolina Electric & Gas Company

SCE&G is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2012, the Bond Ratio was 5.22.

Financing Activities

In January 2013, JEDA issued for the benefit of SCE&G $39.5 million of 4.0% tax-exempt industrial revenue bonds due February 1, 2028, and $14.7 million of 3.63% tax-exempt industrial revenue bonds due February 1, 2033. Proceeds from these sales were loaned by JEDA to SCE&G and, together with other available funds, were used to redeem prior to maturity $56.9 million of 5.2% industrial revenue bonds due November 1, 2027.

In November 2012, SCE&G repaid at maturity $4.4 million of 4.2% tax-exempt industrial revenue bonds, and repaid prior to maturity $29.2 million of 5.45% tax-exempt industrial revenue bonds due November 1, 2032.

In July 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042 (issued at a premium with a yield of 3.86%), which constituted a reopening of the prior offering of $250 million of 4.35% first mortgage bonds which were issued in January 2012.  Proceeds from these sales were used to repay short-term debt primarily incurred as a result of SCE&G's construction program, to finance capital expenditures and for general corporate purposes.

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

SCANA issued common stock valued at $59.2 million (at time of issue) in a public offering on May 17, 2010 and entered into forward agreements for the sale of approximately 6.6 million shares. SCANA expects to settle the forward sale agreements in the first quarter of 2013.

In March 2010, PSNC Energy issued $100 million of 6.54% unsecured notes due March 30, 2020. Proceeds from the sale were used to pay down short-term debt and for general corporate purposes.

During 2012 there were net cash inflows related to financing activities of approximately $260 million primarily due to issuances of common stock and long-term debt, partially offset by repayment of short- and long-term debt and payment of dividends.

The Company paid approximately $37 million, net, in 2012 to settle interest rate contracts associated with the issuance of long-term debt.

For additional information, see Note 4 to the consolidated financial statements.

In February 2013, SCANA increased the quarterly cash dividend rate on SCANA common stock to $.5075 per share, an increase of 2.5% from the prior declared dividend. The next quarterly dividend is payable April 1, 2013 to shareholders of record on March 11, 2013.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (Tax Relief Act) was signed into law.  Major tax incentives in the Tax Relief Act included 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 and 50% bonus depreciation for property placed in service for 2012.  The American Taxpayer Relief Act of 2012 extended the 50% bonus depreciation for property placed in service in 2013.  These incentives, along with certain other deductions, have had a positive impact on the cash flows of the Company and are expected to continue to do so through 2013.

ENVIRONMENTAL MATTERS

The Company's operations are subject to extensive regulation by various federal and state authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes. Applicable statutes and rules include the CAA, CWA, Nuclear Waste Act and CERCLA, among others. Compliance with these environmental requirements involves significant capital and operating costs, which the Company expects to recover through existing ratemaking provisions.

For the three years ended December 31, 2012, the Company's capital expenditures for environmental control equipment at its fossil fuel generating stations totaled $79.6 million. In addition, the Company made expenditures to operate and maintain environmental control equipment at its fossil plants of $10.2 million in 2012, $7.9 million during 2011 and $6.5 million during 2010, which are included in “Other operation and maintenance” expense and made expenditures to handle waste ash of $7.9 million in 2012, $8.7 million in 2011 and $5.9 million in 2010, which are included in “Fuel used in electric generation.” In addition, included within “Other operation and maintenance” expense is an annual amortization of $1.4 million in each of 2012, 2011 and 2010 related to SCE&G's recovery of MGP remediation costs as approved by the SCPSC. It is not possible to estimate all future costs related to environmental matters, but forecasts for capitalized environmental expenditures for the Company are $15.3 million for 2013 and $96.0 million for the four-year period 2014-2017.  These expenditures are included in the Company's Estimated Capital Expenditures table, are discussed in Liquidity and Capital Resources, and include known costs related to the matters discussed below.

At the state level, no significant environmental legislation that would affect the Company's operations advanced during 2012. The Company cannot predict whether such legislation will be introduced or enacted in 2013, or if new regulations or changes to existing regulations at the state level will be implemented in the coming year.  Several regulatory initiatives at the federal level did advance in 2012 and more are expected to advance in 2013 as described below.

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

From a regulatory perspective, SCANA, SCE&G and GENCO continually monitor and evaluate their current and projected emission levels and strive to comply with all state and federal regulations regarding those emissions. SCE&G and GENCO participate in the sulfur dioxide and nitrogen oxide emission allowance programs with respect to coal plant emissions and also have constructed additional pollution control equipment at several larger coal-fired electric generating plants. Further, SCE&G is engaged in pre-construction activities of the New Units which are expected to reduce GHG emission levels significantly once they are completed and dispatched by potentially displacing some of the current coal-fired generation sources. These actions are expected to address many of the rules and regulations discussed below.

In December 2009, the EPA issued a final finding that atmospheric concentrations of GHG endanger public health and welfare within the meaning of Section 202(a) of the CAA. The finding, which became effective in January 2010, enabled the EPA to regulate GHG emissions under the CAA. On April 13, 2012, the EPA issued a proposed rule to establish an NSPS for GHG emissions from fossil fuel-fired electric generating units. If finalized as proposed, this rule would establish performance standards for new and modified generating units, along with emissions guidelines for existing generating units. This rule would amend the NSPS for electric generating units and establish the first NSPS for GHG emissions. Essentially, the rule would require all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. While most new natural gas plants will not be required to include any new technologies, no new coal plants could be constructed without carbon capture and sequestration capabilities. The Company is evaluating the proposed rule, but cannot predict when the rule will become final, if at all, or what conditions it may impose on the Company, if any. The Company expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the Court vacated CSAPR and left CAIR in place. The EPA's petition for rehearing of the Court's order has been denied. Air quality control installations that SCE&G and GENCO have already completed allowed the Company to comply with the reinstated CAIR.  The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

In June 2010, the EPA issued a final rule for a one-hour ambient air quality standard for sulfur dioxide.  This standard may require some of SCE&G's smaller coal-fired units to reduce their sulfur dioxide emissions to levels to be determined by the EPA and/or DHEC.  The costs incurred to comply with this standard are expected to be recovered through rates.

In January 2013, the EPA issued a final rule for an annual ambient air quality standard related to particulate matter smaller than or equal in size to 2.5 microns, significantly revising the existing standard from 15 ug/m3 (micrograms per cubic meter) to 12 ug/m3. The rule takes effect on March 18, 2013.  SCE&G anticipates that DHEC monitors throughout South Carolina will indicate compliance with the new standard.  While SCE&G does not anticipate a significant impact from this new standard, the costs incurred to comply with this new standard, if any, are expected to be recovered through rates.

Physical effects associated with climate changes could include the impact of possible changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to the Company's electric system, as well as impacts on employees and customers and on the Company's supply chain and many others. Much of the service territory of SCE&G is subject to the damaging effects of Atlantic and Gulf coast hurricanes and also to the damaging impact of winter ice storms. To help mitigate the financial risks arising from these potential occurrences, SCE&G maintains insurance on certain properties. In addition, SCE&G has collected funds from customers for its storm damage reserve (see Note 2 to the consolidated financial statements). As part of its ongoing operations, SCE&G maintains emergency response and storm preparation plans and teams who receive ongoing training and related simulations in advance of such storms, all in order to allow the Company to protect its assets and to return its systems to normal reliable operation in a timely fashion following any such event.

In April 2012, the EPA's rule containing new standards for mercury and other specified air pollutants became effective.  The rule provides up to four years for facilities to meet the standards, and the Company's evaluation of the rule is ongoing. The Company's decision in 2012 to retire certain coal-fired units or convert them to burn natural gas and its project to build the New Units (see Note 1 to the consolidated financial statements) along with other actions are expected to result in the Company's compliance with the EPA's rule.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

The EPA is conducting an enforcement initiative against the utilities industry related to the NSR provisions and the NSPS of the CAA. As part of the initiative, many utilities have received requests for information under Section 114 of the CAA. In addition, the DOJ, on behalf of EPA, has taken civil enforcement action against several utilities. The primary basis for these actions is the assertion by EPA that maintenance activities undertaken by the utilities at their coal-fired power plants constituted “major modifications” which required the installation of costly BACT. Some of the utilities subject to the actions have reached settlement. To date, SCE&G and GENCO have received and responded to Section 114 requests for information related to Canadys, Wateree and Williams Stations. The current state of continued DOJ civil enforcement is the subject of industry-wide speculation, and it cannot be determined whether the Company will be affected by the initiative in the future. The Company believes that any enforcement action relative to its compliance with the CAA would be without merit. The Company further believes that the previously discussed installation of equipment responsive to CAIR will mitigate many of the alleged concerns with NSR.

Water Quality

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued and renewed for all of SCE&G's and GENCO's generating units. Concurrent with renewal of these permits, the permitting agency has implemented a more rigorous program of monitoring and controlling discharges, has modified the requirements for new cooling water intake structures, and has required strategies for toxicity reduction in wastewater streams. The EPA has said that it will issue a rule by mid-2013 that modifies requirements for existing cooling water intake structures. The Company is conducting studies and is developing or implementing compliance plans for these initiatives. Congress is expected to consider further amendments to the CWA. Such legislation may include toxicity-based standards as well as limitations to mixing zones. These provisions, if passed, could have a material impact on the financial condition, results of operations and cash flows of the Company, SCE&G and GENCO. The Company believes that any additional costs imposed by such regulations would be recoverable through rates.

Hazardous and Solid Wastes

The EPA has stated its intention to propose, in 2013, new federal regulations affecting the management and disposal of CCRs, such as ash. Such regulations could result in the treatment of some CCRs as hazardous waste and could impose significant costs to utilities, such as SCE&G and GENCO. While the Company cannot predict how extensive the regulations will be, the Company believes that any additional costs imposed by such regulations would be recoverable through rates.

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998. The Nuclear Waste Act also imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of December 31, 2012, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability in its existing fuel pool until at least 2017, and has commenced construction of a dry cask storage facility to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available.

The provisions of CERCLA authorize the EPA to require the clean-up of hazardous waste sites. In addition, the states of South Carolina and North Carolina have similar laws. The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental clean-up. In addition, regulators from the EPA and other federal or state agencies periodically notify the Company that it may be required to perform or participate in the investigation and remediation of a hazardous waste site. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures may differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. Such amounts are recorded in regulatory assets and amortized, with recovery provided through rates. The Company has assessed the following matters:

Electric Operations

SCE&G maintains an environmental assessment program to identify and evaluate its current and former operations sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. Amounts expected to be recovered through rates are recorded in regulatory assets and, if applicable, amortized over approved amortization periods.  Other environmental costs are recorded to expense.

Gas Distribution

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC.  SCE&G anticipates that major remediation activities at these sites will continue until 2016 and will cost an additional $22.2 million.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At December 31, 2012, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $38.5 million and are included in regulatory assets.

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of approximately $3.0 million, the estimated remaining liability at December 31, 2012. PSNC Energy expects to recover through rates any cost allocable to PSNC Energy arising from the remediation of these sites.

REGULATORY MATTERS

Material retail rate proceedings are described in Note 2 to the consolidated financial statements.

SCANA is subject to the jurisdiction of the SEC as to the issuance of certain securities and other matters and is subject to the jurisdiction of the FERC as to certain acquisitions and other matters.

SCANA and its subsidiaries are subject to CFTC jurisdiction to the extent they transact swaps as defined in Dodd-Frank.

South Carolina Electric & Gas Company

SCE&G is subject to the jurisdiction of the SEC as to the issuance of certain securities and other matters; the SCPSC as to retail electric and gas rates, service, accounting, issuance of securities (other than short-term borrowings) and other matters; and FERC as to issuance of short-term borrowings, guarantees of short-term indebtedness, certain acquisitions and other matters.

GENCO is subject to the jurisdiction of the SCPSC as to issuance of securities (other than short-term borrowings) and is subject to the jurisdiction of FERC as to issuance of short-term borrowings, accounting, certain acquisitions and other matters.

Fuel Company is subject to the jurisdiction of the SEC as to the issuance of certain securities.

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

Public Service Company of North Carolina, Incorporated

PSNC Energy is subject to the jurisdiction of the NCUC as to gas rates, issuance of securities (other than notes with a maturity of two years or less or renewals of notes with a maturity of six years or less), accounting and other matters, and is subject to the jurisdiction of the SEC as to the issuance of certain securities.

The Pipeline Safety Act directed the DOT to establish the Integrity Management Rule for operations of natural gas systems with transmission pipelines located near moderate to high density populations. Of PSNC Energy’s approximately 607 miles of transmission pipeline subject to the Pipeline Safety Act, approximately 58 miles are located within these areas. In 2012, PSNC Energy completed its initial assessments and is required to reinspect these same miles of pipeline approximately every seven years. Through December 2012, PSNC Energy's Integrity Management Program has incurred costs of $8.4 million. Costs totaling $3.2 million have been recovered through rates. The NCUC has authorized continuation of deferral accounting for certain costs incurred to comply with DOT’s pipeline integrity management requirements until resolution of PSNC Energy’s next general rate proceeding.  As a result, PSNC Energy has deferred an additional $5.2 million through December 2012 that will be considered for recovery through rates in PSNC Energy's next general rate proceeding.

Carolina Gas Transmission Corporation

CGT is subject to the jurisdiction of the FERC as to transportation rates, service, accounting and other matters.

CGT has approximately 73 miles of transmission line that are covered by the Integrity Management Rule of the Pipeline Safety Act. CGT currently estimates the total cost to be $14.4  million for the initial assessments, subsequent remediation and continuing costs relative to the rule through December 2013.

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

The Company’s generation assets would be exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, the Company could be required to write down its investment in those assets. The Company cannot predict whether any write-downs would be necessary and, if they were, the extent to which they would affect the Company’s results of operations in the period in which they would be recorded. As of December 31, 2012, the Company’s net investments in fossil/hydro and nuclear generation assets were approximately $3.0 billion and $2.4 billion, respectively.

Revenue Recognition and Unbilled Revenues

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers of the Company’s utilities and retail gas operations are billed on cycles which vary based on the timing of the actual reading of their electric and gas meters, the Company records estimates for unbilled revenues at the end of each reporting period. Such unbilled revenue amounts reflect estimates of the amount of energy delivered to customers for which they have not yet been billed. Such unbilled revenues reflect consideration of estimated usage by customer class, the effects of different rate schedules, changes in weather and, where applicable, the impact of weather normalization or other regulatory provisions of rate structures. The accrual of unbilled revenues in this manner properly matches revenues and related costs. Accounts receivable included unbilled revenues of $189.8 million at December 31, 2012 and $169.1 million at December 31, 2011, compared to total revenues of $4.2 billion and $4.4 billion for the years 2012 and 2011, respectively.

Nuclear Decommissioning

Accounting for decommissioning costs for nuclear power plants involves significant estimates related to costs to be incurred many years into the future. Among the factors that could change SCE&G’s accounting estimates related to decommissioning costs are changes in technology, changes in regulatory and environmental remediation requirements, and changes in financial assumptions such as discount rates and timing of cash flows. Changes in any of these estimates could significantly impact the Company’s financial position and cash flows (although changes in such estimates should be earnings-neutral, because these costs are expected to be collected from ratepayers).

Based on a recently completed decommissioning cost study, SCE&G’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer Station Unit 1, including both the cost of decommissioning plant components that are and are not subject to radioactive contamination, totals $696.8 million, stated in 2012 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer Station Unit 1. The cost estimate assumes that the site would be maintained over a period of 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

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

Asset Retirement Obligations

The Company accrues for the legal obligation associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation in accordance with applicable accounting guidance. The obligations are recognized at present value in the period in which they are incurred, and associated asset retirement costs are capitalized as a part of the carrying amount of the related long-lived assets. Because such obligations relate primarily to the Company’s regulated utility operations, their recording has no significant impact on results of operations. As of December 31,

2012, the Company has recorded AROs of $182 million for nuclear plant decommissioning (as discussed above) and AROs of $379 million for other conditional obligations related to generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded in accordance with the relevant accounting guidance are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments may be made many years in the future. Changes in these estimates will be recorded over time; however, these changes in estimates are not expected to materially impact results of operations so long as the regulatory framework for the utilities remains in place.

Accounting for Pensions and Other Postretirement Benefits

The Company recognizes the funded status of its defined benefit pension plan as an asset or liability and changes in funded status as a component of net periodic benefit cost or other comprehensive income, net of tax, or as a regulatory asset as required by accounting guidance. The Company’s plan is adequately funded under current regulations. Accounting guidance requires the use of several assumptions, the selection of which has an impact on the resulting pension cost recorded. Among the more sensitive assumptions are those surrounding discount rates and expected returns on assets. Net pension cost of $28.5 million recorded in 2012 reflects the use of a 5.25% discount rate, derived using a cash flow matching technique, and an assumed 8.25% long-term rate of return on plan assets. The Company believes that these assumptions were, and that the resulting pension cost amount was, reasonable. For purposes of comparison, using a discount rate of 5.00% in 2012 would have increased the Company’s pension cost by $1.5 million. Further, had the assumed long-term rate of return on assets been 8.00%, the Company’s pension cost for 2012 would have increased by $1.8 million.

The following information with respect to pension assets (and returns thereon) should also be noted.

The Company determines the fair value of a large majority of its pension assets utilizing market quotes or derives them from modeling techniques that incorporate market data. Only a small portion of assets are valued using less transparent (“Level 3”) methods.

In developing the expected long-term rate of return assumptions, the Company evaluates historical performance, targeted allocation amounts and expected payment terms. As of the beginning of 2012, the plan’s historical 10, 15, 20 and 25 year cumulative performance showed actual returns of 4.2%, 6.8%, 8.6% and 9.3%, respectively. The 2012 expected long-term rate of return of 8.25% was based on a target asset allocation of 65% with equity managers and 35% with fixed income managers. Management regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate. As of the beginning of 2013, the plan’s historical 10, 15, 20 and 25 year cumulative performance showed actual returns of 7.5%, 6.3%, 8.8% and 9.7%, respectively. For 2013, the expected rate of return is 8.00%.

Due to turmoil in the financial markets and the resultant declines in plan asset values in the fourth quarter of 2008, the Company recorded significant amounts of pension cost in 2009, 2010, 2011 and 2012 compared to the pension income recorded previously. However, in February 2009, SCE&G was granted accounting orders by the SCPSC which allowed it to mitigate a significant portion of this pension cost by deferring as a regulatory asset the amount of pension expense above the level that was included in then current cost of service rates for its retail electric and gas distribution regulated operations. In July 2010, upon implementation of retail electric base rates, SCE&G began deferring as a regulatory asset all pension cost related to its regulated retail electric operations that otherwise would have been charged to expense. In November 2010, upon the updated gas rates becoming effective under the RSA, SCE&G began deferring as a regulatory asset all pension cost related to its regulated natural gas operations that otherwise would have been charged to expense.

As part of the December 2012 rate order, deferred pension costs related to electric operations of approximately $63 million will be amortized over approximately 30 years, and current pension expense for electric operations will be recovered through a pension cost rider starting in January 2013.

The pension trust is adequately funded under current regulations, and no contributions have been required since 1997. Management does not anticipate the need to make pension contributions until after 2014.

The Company accounts for the cost of its postretirement medical and life insurance benefit plans in a similar manner to that used for its defined benefit pension plan. This plan is unfunded, so no assumptions related to rate of return on assets impact the net expense recorded; however, the selection of discount rates can significantly impact the actuarial determination of net expense. The Company used a discount rate of 5.35%, derived using a cash flow matching technique, and recorded a net cost of $19.7 million for 2012. Had the selected discount rate been 5.10% (25 basis points lower than the discount rate referenced above), the expense for 2012 would have been $0.5 million higher. Because the plan provisions include “caps” on company per capita costs, healthcare cost inflation rate assumptions do not materially impact the net expense recorded.

NEW NUCLEAR CONSTRUCTION MATTERS

SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117 MW nuclear generation units currently being constructed at the site of Summer Station, with SCE&G responsible for 55% of the cost and receiving 55% of the output, and Santee Cooper responsible for and receiving the remaining 45%. Under these agreements, SCE&G has the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

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

On March 30, 2012, the NRC approved and issued COLs for the New Units. On April 19, 2012, SCE&G, on behalf of itself and as agent for Santee Cooper, issued a Full Notice to Proceed to the Consortium for construction of the New Units, allowing for the commencement of safety related aspects of the project. The first New Unit is scheduled for substantial completion in 2017, and the second New Unit is scheduled for substantial completion in 2018.

In May 2011, the SCPSC approved an updated capital cost schedule sought by SCE&G that, among other matters, incorporated then-identifiable additional capital costs of $173.9 million (SCE&G's portion in 2007 dollars).

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude. During the course of activities under the EPC Contract, issues have materialized that impact project budget and schedule. Claims specifically relating to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site resulted in assertions of contractual entitlement to recover additional costs to be incurred. On July 11, 2012, SCE&G and the Consortium finalized an agreement which set SCE&G's portion of the costs for these specific claims at approximately $138 million (in 2007 dollars). As described below, SCE&G anticipates that these additional costs, as well as other costs that may be identified from time to time, will be recoverable through rates.

In November 2012, the SCPSC approved an updated construction schedule and additional updated capital costs of $278 million (SCE&G's portion in 2007 dollars). The November 2012 order approved additional identifiable capital costs of approximately $1 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel. In addition, the order approved revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the above amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site. Thereafter, two parties filed separate petitions requesting that the SCPSC reconsider its November 2012 order. On December 12, 2012, the SCPSC denied both petitions.

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units. In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing. These conditions and requirements are responsive to the NRC's Near-Term Task Force report titled “Recommendations for Enhancing Reactor Safety in the 21st Century.” This report was prepared in the wake of the March 2011 earthquake-generated tsunami, which severely damaged several nuclear generating units and their back-up cooling systems in Japan. SCE&G is evaluating the impact these conditions and requirements impose on the construction and operation of the New Units. SCE&G cannot predict what additional regulatory or other outcomes may be implemented in the United States, or how such initiatives would impact SCE&G's existing Summer Station or the construction or operation of the New Units.

In February 2013, work began on the reinforcing bar reconfiguration in the Unit 2 nuclear island elevator pit and sump areas.  The initial pouring of the Unit 2 nuclear island basemat could take place in the first quarter of 2013 following the completion of this work and based upon an expedited approval  by the NRC staff.  It is not anticipated that the resolution of this issue will cause a delay in the commercial operation of the New Units in 2017 and 2018.

As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units. Santee Cooper has been engaged in discussions with several parties that may result in one or more of them executing a power purchase agreement or acquiring a portion of Santee Cooper's ownership interest in the New Units. SCE&G is unable to predict whether any change in Santee Cooper's ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units. Any such project cost increase or delay could be material.

OTHER MATTERS

Financial Regulatory Reform

In July 2010, Dodd-Frank became law. This law provides for substantial additional regulation of over-the-counter and security-based derivative instruments, among other things, and requires numerous rule-makings by the CFTC and the SEC to implement. The Company has determined that it meets the end-user exception in Dodd-Frank, with the lowest level of required regulatory reporting burden imposed by this law.  The Company is currently complying with these enacted regulations and intends to comply with regulations enacted in the future, but cannot predict when the final regulations will be issued or what requirements they will impose.

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

December 31, 2012	Expected Maturity Date
Millions of dollars	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	162.0	46.1	9.8	8.6	7.7	4,706.0	4,940.2	5,941.4
Average Fixed Interest Rate (%)	6.96	4.86	4.92	5.03	5.12	5.59	5.63	—
Variable Rate ($)	4.4	4.4	4.4	4.4	4.4	142.6	164.6	157.5
Average Variable Interest Rate (%)	1.01	1.01	1.01	1.01	1.01	0.61	0.66	—
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	604.4	304.4	4.4	4.4	4.4	146.2	1,068.2	(33.6)
Average Pay Interest Rate (%)	3.04	2.53	6.17	6.17	6.17	4.76	3.17	—
Average Receive Interest Rate (%)	0.31	0.32	1.01	1.01	1.01	0.58	0.36	—

December 31, 2011	Expected Maturity Date
Millions of dollars	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	269.9	160.7	44.8	8.4	7.7	3,990.0	4,481.5	5,330.1
Average Fixed Interest Rate (%)	6.19	7.00	4.96	5.50	5.54	5.84	5.89	—
Variable Rate ($)	4.4	4.4	4.4	4.4	4.4	147.5	169.5	147.1
Average Variable Interest Rate (%)	1.23	1.23	1.23	1.23	1.23	0.74	0.80	—
Interest Rate Swaps:
Pay Variable/Receive Fixed ($)	253.2	—	—	—	—	—	253.2	0.3
Pay Interest Rate (%)	5.07	—	—	—	—	—	5.07	—
Receive Interest Rate (%)	6.28	—	—	—	—	—	6.28	—
Pay Fixed/Receive Variable ($)	504.4	154.4	4.4	4.4	4.4	150.6	822.6	(156.5)
Average Pay Interest Rate (%)	3.41	4.92	6.17	6.17	6.17	4.80	3.99	—
Average Receive Interest Rate (%)	0.59	0.60	1.23	1.23	1.23	0.70	0.62	—

While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

The above tables exclude long-term debt of $9 million at December 31, 2012 and $15 million at December 31, 2011, which amounts do not have a stated interest rate associated with them.

For further discussion of the Company’s long-term debt and interest rate derivatives, see Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources and Notes 4 and 6 to the condensed consolidated financial statements.

Commodity Price Risk

The following tables provide information about the Company’s financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 MMBTU. Fair value represents quoted market prices.

Expected Maturity:
Futures Contracts		Options
			Purchased Call	Purchased Put
2013	Long	2013	(Long)	(Short)
Settlement Price (a)	3.45	Strike Price (a)	3.88	3.50
Contract Amount (b)	15.0	Contract Amount (b)	20.0	0.2
Fair Value (b)	14.2	Fair Value (b)	0.7	—

2014
Settlement Price (a)	4.00
Contract Amount (b)	1.3
Fair Value (b)	1.3
(a)                Weighted average, in dollars
(b)               Millions of dollars

Swaps	2013	2014	2015	2016
Commodity Swaps:
Pay fixed/receive variable (b)	56.0	16.4	13.1	7.7
Average pay rate (a)	4.1640	4.8830	5.2136	4.9323
Average received rate (a)	3.4649	4.0288	4.2288	4.4153
Fair Value (b)	46.6	13.6	10.7	6.9
Pay variable/receive fixed (b)	24.6	12.5	10.7	6.9
Average pay rate (a)	3.4992	4.0297	4.2288	4.4153
Average received rate (a)	4.4020	4.9667	5.2231	4.9388
Fair Value (b)	31.0	15.4	13.2	7.7
Basis Swaps:
Pay variable/receive variable (b)	12.2	—	—	—
Average pay rate (a)	3.4980	—	—	—
Average received rate (a)	3.4876	—	—	—
Fair Value (b)	12.2	—	—	—
(a)                Weighted average, in dollars
(b)               Millions of dollars

The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. See Note 6 to the consolidated financial statements. The information above includes those financial positions of Energy Marketing and PSNC Energy.

PSNC Energy utilizes futures, options and swaps to hedge gas purchasing activities. PSNC Energy’s tariffs include a provision for the recovery of actual gas costs incurred. PSNC Energy defers premiums, transaction fees, margin requirements and any realized gains or losses from its hedging program for subsequent recovery from customers. The SCPSC authorized suspension of SCE&G's natural gas hedging program in January 2012, and SCE&G was not a party to natural gas derivative instruments at December 31, 2012.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
SCANA Corporation
Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of SCANA Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and changes in common equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in Part IV at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 28, 2013

SCANA Corporation
CONSOLIDATED BALANCE SHEETS

December 31, (Millions of dollars)	2012	2011
Assets
Utility Plant In Service	$11,865	$12,000
Accumulated Depreciation and Amortization	(3,811)	(3,836)
Construction Work in Progress	2,084	1,482
Plant to be Retired, Net	362	—
Nuclear Fuel, Net of Accumulated Amortization	166	171
Goodwill	230	230
Utility Plant, Net	10,896	10,047
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $139 and $118	306	305
Assets held in trust, net-nuclear decommissioning	94	84
Other investments	87	87
Nonutility Property and Investments, Net	487	476
Current Assets:
Cash and cash equivalents	72	29
Receivables, net of allowance for uncollectible accounts of $7 and $9	780	756
Inventories (at average cost):
Fuel	304	313
Materials and supplies	136	129
Emission allowances	1	2
Prepayments and other	223	236
Deferred income taxes	11	26
Total Current Assets	1,527	1,491
Deferred Debits and Other Assets:
Regulatory assets	1,464	1,279
Other	242	241
Total Deferred Debits and Other Assets	1,706	1,520
Total	$14,616	$13,534

See Notes to Consolidated Financial Statements.

SCANA Corporation
CONSOLIDATED BALANCE SHEETS

December 31, (Millions of dollars)	2012	2011
Capitalization and Liabilities
Common equity	$4,154	$3,889
Long-Term Debt, Net	4,949	4,622
Total Capitalization	9,103	8,511
Current Liabilities:
Short-term borrowings	623	653
Current portion of long-term debt	172	31
Accounts payable	428	374
Customer deposits and customer prepayments	86	103
Taxes accrued	164	154
Interest accrued	82	74
Dividends declared	66	63
Derivative financial instruments	80	77
Other	110	113
Total Current Liabilities	1,811	1,642
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,653	1,533
Deferred investment tax credits	36	40
Asset retirement obligations	561	474
Postretirement benefits	387	291
Regulatory liabilities	882	778
Other	183	265
Total Deferred Credits and Other Liabilities	3,702	3,381
Commitments and Contingencies (Note 10)	—	—
Total	$14,616	$13,534

See Notes to Consolidated Financial Statements.

SCANA Corporation
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (Millions of dollars, except per share amounts)	2012	2011	2010
Operating Revenues:
Electric	$2,446	$2,424	$2,367
Gas-regulated	774	849	989
Gas-nonregulated	956	1,136	1,245
Total Operating Revenues	4,176	4,409	4,601

Operating Expenses:
Fuel used in electric generation	838	917	942
Purchased power	28	19	17
Gas purchased for resale	1,198	1,455	1,679
Other operation and maintenance	690	658	670
Depreciation and amortization	356	346	335
Other taxes	207	201	190
Total Operating Expenses	3,317	3,596	3,833

Operating Income	859	813	768

Other Income (Expense):
Other income	59	52	52
Other expenses	(42)	(40)	(39)
Interest charges, net of allowance for borrowed funds used during construction of $11, $7 and $10	(295)	(284)	(266)
Allowance for equity funds used during construction	21	14	20
Total Other Expense	(257)	(258)	(233)

Income Before Income Tax Expense	602	555	535
Income Tax Expense	182	168	159
Net Income	$420	$387	$376

Per Common Share Data
Basic Earnings Per Share of Common Stock	$3.20	$3.01	$2.99
Diluted Earnings Per Share of Common Stock	3.15	2.97	2.98
Weighted Average Common Shares Outstanding (millions)
Basic	131.1	128.8	125.7
Diluted	133.3	130.2	126.3
Dividends Declared Per Share of Common Stock	$1.98	$1.94	$1.90

See Notes to Consolidated Financial Statements.

SCANA Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, (Millions of dollars)	2012	2011	2010
Net Income	$420	$387	$376
Other Comprehensive Income (Loss), net of tax:
Unrealized losses on cash flow hedging activities arising during period, net of tax of $(5), $(36) and $(22)	(8)	(58)	(36)
Losses on cash flow hedging activities reclassified to net income, net of tax of $12, $8 and $10	19	13	17
Deferred cost on employee benefit plans, net of tax of $(2), $(2) and $16	(4)	(3)	26
Amortization of deferred employee benefit plan costs reclassified to net income, net of tax of $-, $- and $-	1	1	1
Other Comprehensive Income (Loss)	8	(47)	8
Total Comprehensive Income	$428	$340	$384

See Notes to Consolidated Financial Statements.

SCANA Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (Millions of dollars)	2012	2011	2010
Cash Flows From Operating Activities:
Net Income	$420	$387	$376
Adjustments to reconcile net income to net cash provided from operating activities:
Earnings from equity method investments, net of distributions	—	2	3
Deferred income taxes, net	130	164	240
Depreciation and amortization	368	354	341
Amortization of nuclear fuel	44	40	36
Allowance for equity funds used during construction	(21)	(14)	(20)
Carrying cost recovery	—	—	(3)
Cash provided (used) by changes in assets and liabilities:
Receivables	5	34	(143)
Inventories	(53)	(44)	11
Prepayments and other	3	58	(109)
Regulatory assets	(172)	(173)	(71)
Regulatory liabilities	62	(17)	(13)
Accounts payable	34	(99)	79
Taxes accrued	10	8	12
Interest accrued	8	2	1
Other assets	(120)	34	(32)
Other liabilities	121	75	103
Net Cash Provided From Operating Activities	839	811	811
Cash Flows From Investing Activities:
Property additions and construction expenditures	(1,077)	(884)	(876)
Proceeds from investments (including derivative collateral posted)	472	36	104
Purchase of investments (including derivative collateral posted)	(414)	(168)	(102)
Payments upon interest rate contract settlement	(51)	(61)	—
Proceeds from interest rate contract settlement	14	—	—
Net Cash Used For Investing Activities	(1,056)	(1,077)	(874)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	97	97	149
Proceeds from issuance of long-term debt	759	826	259
Repayments of long-term debt	(309)	(668)	(300)
Dividends	(257)	(248)	(237)
Short-term borrowings, net	(30)	233	85
Net Cash Provided From (Used For) Financing Activities	260	240	(44)
Net Increase (Decrease) in Cash and Cash Equivalents	43	(26)	(107)
Cash and Cash Equivalents, January 1	29	55	162
Cash and Cash Equivalents, December 31	$72	$29	$55
Supplemental Cash Flow Information:
Cash paid for—Interest (net of capitalized interest of $11, $7 and $9)	$281	$276	$268
—Income taxes	107	6	61
Noncash Investing and Financing Activities:
Accrued construction expenditures	124	85	179
Capital leases	8	6	6

See Notes to Consolidated Financial Statements.

SCANA Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
Millions	Shares	Amount	Earnings	Loss	Total
Balance as of January 1, 2010	123	$1,640	$1,823	$(55)	$3,408
Net Income			376		376
Other Comprehensive Income, net of taxes of $5				8	8
Total Comprehensive Income			376	8	384
Issuance of Common Stock	4	149			149
Dividends Declared on Common Stock			(239)		(239)
Balance as of December 31, 2010	127	1,789	1,960	(47)	3,702
Net Income			387		387
Other Comprehensive Loss, net of taxes of $(29)				(47)	(47)
Total Comprehensive Income (Loss)			387	(47)	340
Issuance of Common Stock	3	97			97
Dividends Declared on Common Stock			(250)		(250)
Balance as of December 31, 2011	130	1,886	2,097	(94)	3,889
Net Income			420		420
Other Comprehensive Income, net of taxes of $5				8	8
Total Comprehensive Income			420	8	428
Issuance of Common Stock	2	97			97
Dividends Declared on Common Stock			(260)		(260)
Balance as of December 31, 2012	132	$1,983	$2,257	$(86)	$4,154

Dividends declared per share of common stock were $1.98, $1.94 and $1.90 for 2012, 2011 and 2010, respectively.

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

The accompanying Consolidated Financial Statements reflect the accounts of SCANA and the following wholly-owned subsidiaries.

Regulated businesses	Nonregulated businesses
South Carolina Electric & Gas Company	SCANA Energy Marketing, Inc.
South Carolina Fuel Company, Inc.	SCANA Communications, Inc.
South Carolina Generating Company, Inc.	ServiceCare, Inc.
Public Service Company of North Carolina, Incorporated	SCANA Services, Inc.
Carolina Gas Transmission Corporation	SCANA Corporate Security Services, Inc.

The Company reports certain investments using the cost or equity method of accounting, as appropriate. Intercompany balances and transactions have been eliminated in consolidation, with the exception of profits on intercompany sales to regulated affiliates if the sales price is reasonable and the future recovery of the sales price through the rate-making process is probable, as permitted by accounting guidance.

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

AFC is a noncash item that reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company’s regulated subsidiaries calculated AFC using average composite rates of 6.3% for 2012, 4.7% for 2011 and 7.4% for 2010. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. SCE&G capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

The Company records provisions for depreciation and amortization using the straight-line method based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates for utility plant assets were as follows:

	2012	2011	2010
SCE&G	2.93%	2.92%	2.83%
GENCO	2.66%	2.69%	2.66%
CGT	2.09%	2.00%	1.94%
PSNC Energy	3.01%	3.05%	3.11%
Aggregate of Above	2.90%	2.90%	2.85%

SCE&G records nuclear fuel amortization using the units-of-production method. Nuclear fuel amortization is included in “Fuel used in electric generation” and recovered through the fuel cost component of retail electric rates. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the DOE under a contract for disposal of spent nuclear fuel.

Jointly Owned Utility Plant

SCE&G jointly owns and is the operator of Summer Station Unit 1.  In addition, SCE&G will jointly own and will be the operator of the New Units being designed and constructed at the site of Summer Station.  Each joint owner provides its own financing and shares the direct expenses and generation output in proportion to its ownership of a unit.  SCE&G’s share of the direct expenses is included in the corresponding operating expenses on its income statement.

	Unit 1		New Units
As of December 31, 2012
Percent owned	66.7%		55.0%
Plant in service	$1.1	billion	—
Accumulated depreciation	$557.0	million	—
Construction work in progress	$113.6	million	$1.8	billion
As of December 31, 2011
Percent owned	66.7%		55.0%
Plant in service	$1.0	billion	—
Accumulated depreciation	$545.0	million	—
Construction work in progress	$71.0	million	$1.2	billion

SCE&G, on behalf of itself and as agent for Santee Cooper, has contracted the Consortium for the design and construction of the New Units at the site of Summer Station.  SCE&G’s share of the estimated cash outlays (future value, excluding AFC) totals approximately $6.0 billion for plant costs and for related transmission infrastructure costs, and is projected based on historical one-year and five-year escalation rates as required by the SCPSC. The first New Unit is scheduled for substantial completion in 2017, and the second in 2018.

SCE&G’s latest IRP filed with the SCPSC continues to support SCE&G’s need for 55% of the output of the New Units.  As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units. Santee Cooper has been engaged in discussions with several parties that may result in one or more of them executing a power purchase agreement or acquiring a portion of Santee Cooper’s ownership interest in the New Units. SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units.  Any such project cost increase or delay could be material.

Included within receivables on the balance sheet were amounts due to SCE&G from Santee Cooper for its share of direct expenses and construction costs for Summer Station Unit 1 and the New Units. These amounts totaled $92.9 million at December 31, 2012 and $63.6 million at December 31, 2011.

Plant to be Retired

SCE&G has identified a total of six coal-fired units that it intends to retire by 2018, subject to future developments in environmental regulations, among other matters. These units have an aggregate generating capacity (summer 2012) of 730 MW. One unit, with a net carrying value of $20 million at December 31, 2012, was retired and its value is recorded in regulatory assets (see Note 2). The net carrying value of the remaining units totaled $362 million at December 31, 2012, and is identified as Plant to be Retired, Net in the consolidated financial statements. SCE&G plans to request recovery of and a return on the net carrying value of these remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

Major Maintenance

 Planned major maintenance costs related to certain fossil fuel turbine equipment and nuclear refueling outages are accrued in periods other than when incurred in accordance with approval by the SCPSC for such accounting treatment and rate recovery of expenses accrued thereunder. The difference between such cumulative major maintenance costs and cumulative collections are classified as a regulatory asset or regulatory liability on the consolidated balance sheet (see Note 2). Other planned major maintenance is expensed when incurred.

Through 2017, SCE&G is authorized to collect $18.4 million annually through electric rates to offset certain turbine maintenance expenditures. For the years ended December 31, 2012 and 2011, SCE&G incurred $11.1 million and $11.5 million, respectively, for turbine maintenance.

Nuclear refueling outages are scheduled 18 months apart, and SCE&G begins accruing for each successive scheduled outage upon completion of the preceding scheduled outage. SCE&G accrued $1.2 million per month from January 2010 through December 2012 for its portion of the outages in the spring of 2011 and the fall of 2012. Total costs for the 2011 outage were $34.1 million, of which SCE&G was responsible for $22.7 million. Total costs for the 2012 outage were $32.3 million, of which SCE&G was responsible for $21.5 million. In connection with the SCPSC's December 2012 approval of SCE&G's retail electric rates (see Note 2), effective January 1, 2013, SCE&G began to accrue $1.4 million per month for its portion of the nuclear refueling outages that are scheduled to occur through the spring of 2020.

Goodwill

The Company considers amounts categorized by FERC as “acquisition adjustments” with carrying values of $210 million (net of writedown of $230 million) for PSNC Energy (Gas Distribution segment) and $20 million for CGT (All Other segment) to be goodwill. The Company tests these goodwill amounts for impairment annually as of January 1, unless indicators, events or circumstances require interim testing to be performed.  The goodwill impairment testing is generally a two-step quantitative process which in step one requires estimation of the fair value of the respective reporting unit and the comparison of that amount to the carrying value of the reporting unit. If this step indicates an impairment (a carrying value in excess of fair value), then step two, measurement of the amount of the goodwill impairment (if any), is required.  In the first quarter of 2012, the Company adopted guidance under which it has the option to first perform a qualitative assessment of impairment.  Based on this qualitative ("step zero") assessment, if the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to proceed with the two-step quantitative assessment.

In evaluations of PSNC Energy, fair value is estimated using the assistance of an independent appraisal.  In evaluations of CGT, prior to adoption of the new guidance, estimated fair value was obtained from internal analyses. In all evaluations for the periods presented, step one or step zero, as applicable, has indicated no impairment. The fair values of the reporting units are substantially in excess of their carrying values, and no impairment charges have been recorded; however, should a write-down be required in the future, such a charge would be treated as an operating expense.

Nuclear Decommissioning

SCE&G’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer Station Unit 1, including the cost of decommissioning plant components both subject to and not subject to radioactive contamination, totals $696.8 million, stated in 2012 dollars, pursuant to an updated decommissioning cost study performed in 2012. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer Station Unit 1. The cost estimate assumes that the site will be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

Under SCE&G’s method of funding decommissioning costs, amounts collected through rates ($3.2 million pre-tax in each of 2012, 2011 and 2010) are invested in insurance policies on the lives of certain Company personnel. SCE&G transfers to an external trust fund the amounts collected through electric rates, insurance proceeds and interest thereon, less expenses. The trusteed asset balance reflects the net cash surrender value of the insurance policies and cash held by the trust. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures for Summer Station Unit 1 on an after-tax basis.

Cash and Cash Equivalents

The Company considers temporary cash investments having original maturities of three months or less at time of purchase to be cash equivalents. These cash equivalents are generally in the form of commercial paper, certificates of deposit, repurchase agreements, treasury bills and notes.

Accounts Receivable

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

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities. Such counterparties held 44% and 45% of PSNC Energy’s natural gas inventory at December 31, 2012 and December 31, 2011, respectively, with a carrying value of $19.6 million and $28.7 million, respectively, through either capacity release or agency relationships. Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees.  No fees are received under supply service agreements. The agreements expire at various times through March 31, 2013. PSNC Energy expects to renew these agreements.

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

Environmental

The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. Environmental remediation liabilities are accrued when the criteria for loss contingencies are met. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Probable and estimable costs are accrued related to environmental sites on an undiscounted basis. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. Amounts expected to be recovered through rates are recorded in regulatory assets and, if applicable, amortized over approved amortization periods.  Other environmental costs are recorded to expense.

Income Statement Presentation

In its consolidated statements of income, the Company presents the activities of its regulated businesses (including those activities of segments described in Note 12) within operating income, and it presents all other activities within other income (expense).

Revenue Recognition

The Company records revenues during the accounting period in which it provides services to customers and includes estimated amounts for electricity and natural gas delivered but not billed. Unbilled revenues totaled $189.8 million at December 31, 2012 and $169.1 million at December 31, 2011.

Fuel costs, emission allowances and certain environmental reagent costs for electric generation are collected through the fuel cost component in retail electric rates. This component is established by the SCPSC during fuel cost hearings. Any difference between actual fuel costs and amounts contained in the fuel cost component is deferred and included when determining the fuel cost component during subsequent hearings.

SCE&G customers subject to a PGA are billed based on a cost of gas factor calculated in accordance with a gas cost recovery procedure approved by the SCPSC and subject to adjustment monthly. Any difference between actual gas costs, including the results of its hedging program, if any, and amounts contained in rates is deferred and included when making the next adjustment to the cost of gas factor. PSNC Energy’s PGA mechanism authorized by the NCUC allows the recovery of all prudently incurred gas costs, including the results of its hedging program, from customers. Any difference between actual gas costs and amounts contained in rates is deferred and included when establishing gas costs during subsequent PGA filings or in annual prudence reviews.

SCE&G’s gas rate schedules for residential, small commercial and small industrial customers include a WNA which minimizes fluctuations in gas revenues due to abnormal weather conditions. In August 2010, SCE&G implemented an eWNA on a pilot basis for its electric customers, and it will continue on a pilot basis unless modified or terminated by the SCPSC.

PSNC Energy is authorized by the NCUC to utilize a CUT which allows it to adjust base rates semi-annually for residential and commercial customers based on average per customer consumption, whether impacted by weather or other factors.

Taxes that are billed to and collected from customers are recorded as liabilities until they are remitted to the respective taxing authority. Such taxes are not included in revenues or expenses in the statements of income.

Earnings Per Share

The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. The Company computes diluted earnings per share using this same formula, after giving effect to securities considered to be dilutive potential common stock utilizing the treasury stock method. The Company has issued no securities that would have an antidilutive effect on earnings per share.

A reconciliation of the weighted average number of common shares for each of the three years ended December 31, 2012 for basic and diluted purposes is as follows:

In Millions	2012	2011	2010
Weighted Average Shares Outstanding—Basic	131.1	128.8	125.7
Net effect of equity forward contracts	2.2	1.4	0.6
Weighted Average Shares Outstanding—Diluted	133.3	130.2	126.3

New Accounting Matters

In 2012, the Company adopted accounting guidance that revised how comprehensive income is presented in its financial statements and conformed the presentation for 2011 and 2010. In the first quarter of 2013, the Company will adopt recent additional guidance requiring the disclosure of the effects of items reclassified out of accumulated other comprehensive income.  The adoption of this guidance has not impacted, and is not expected to impact, the Company's results of operations, cash flows or financial position.

In 2012, the Company adopted accounting guidance that permits it to make a qualitative assessment about the likelihood of goodwill impairment each year.  Such a qualitative (step zero) assessment was performed with respect to certain goodwill, and that assessment led the Company to determine that performing a two-step quantitative impairment test was unnecessary.  For other goodwill, the two-step quantitative test was performed. The adoption of this guidance did not impact the Company's results of operations, cash flows or financial position.

In 2012, the Company adopted accounting guidance that amended existing requirements for measuring fair value and for disclosing information about fair value measurements. The adoption of this guidance did not impact the Company's results of operations, cash flows or financial position.

2.             RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric

SCE&G's retail electric rates include a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In April 2012, the SCPSC approved SCE&G's request to decrease the total fuel cost component of its retail electric rates, and approved a settlement agreement among SCE&G, the ORS and SCEUC in which SCE&G agreed to recover an amount equal to its actual under-collected balance of base fuel and variable environmental costs as of April 30, 2012, or $80.6 million, over a twelve month period beginning with the first billing cycle of May 2012. The SCPSC also ruled that SCE&G's fuel purchasing practices and policies were reasonable and prudent for the period January 1, 2011 through December 31, 2011.

On December 19, 2012, the SCPSC approved a 4.23% overall increase in SCE&G's retail electric base rates, effective January 1, 2013, and authorized an allowed return on common equity of 10.25%. The SCPSC also approved a mid-period reduction to the cost of fuel component in rates, a reduction in the DSM Programs component rider to retail rates, and the recovery of and a return on the net carrying value of certain retired generating plant assets described below. On January 16, 2013, the SCPSC denied an SCEUC petition for rehearing of this order.

The eWNA is designed to reduce volatility of costs charged to residential and commercial customers due to abnormal weather and is based on a 15 year historical average of temperatures. In connection with the December 2012 order, SCE&G agreed to perform a study of alternative structures for eWNA by June 30, 2013, which study may be used to modify or terminate eWNA in the future.

On May 30, 2012, SCE&G filed an IRP with the SCPSC. The IRP evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. The IRP identified a total of six coal-fired units that SCE&G intends to retire by 2018, subject to future developments in environmental regulations, among other matters. These units have an aggregate generating capacity (summer 2012) of 730 MW. One unit, with a net carrying value of $20 million at December 31, 2012, was retired, and its carrying value is recorded in regulatory assets. Under provisions of the December 2012 rate order, SCE&G will be allowed recovery of and a return on the net carrying value of this unit over its original remaining useful life of approximately 14 years. The net carrying value of the remaining units is identified as Plant to be Retired, Net in the consolidated financial statements (see Note 1). SCE&G plans to request recovery of and a return on the net carrying value of these remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

In July 2010, the SCPSC issued an order approving a 4.88% overall increase in SCE&G's retail electric base rates and authorized an allowed return on common equity of 10.7%. Among other matters, the SCPSC's order provided for a $48.7 million credit to SCE&G's customers over two years to be offset by accelerated recognition of previously deferred state income tax credits. These tax credits were fully amortized in 2012.

SCE&G's DSM Programs for electric customers provide for an annual rider, approved by the SCPSC, to allow recovery of the costs and lost net margin revenue associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G submitted annual filings in January to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits. The SCPSC has approved the following rate changes pursuant to annual DSM Programs filings, which went into effect as indicated below:

Year	Effective	Amount
2012	First billing cycle of May	$19.6 million
2011	First billing cycle of June	$7.0 million

In January 2013, SCE&G submitted to the SCPSC its annual update on DSM Programs, requesting an increase of approximately $27.2 million. A decision by the SCPSC on SCE&G's annual update is expected in the second quarter of 2013.

Electric - BLRA

In February 2009, the SCPSC approved SCE&G's combined application pursuant to the BLRA seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order relating to the proposed construction and operation of the New Units at Summer Station. Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement, and construction contract under which they are being built. The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with schedules, estimates and projections, as approved by the SCPSC.

In May 2011, the SCPSC approved an updated capital cost schedule sought by SCE&G that, among other matters, incorporated then-identifiable additional capital costs of $173.9 million (SCE&G's portion in 2007 dollars).

In November 2012, the SCPSC approved an updated construction schedule and additional updated capital costs of $278 million (SCE&G's portion in 2007 dollars). The November 2012 order approved additional identifiable capital costs of approximately $1 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel. In addition, the order approved revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site. Thereafter, two parties filed separate petitions requesting that the SCPSC reconsider its November 2012 order. On December 12, 2012, the SCPSC denied both petitions.

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

Year	Increase	Amount
2012	2.3%	$52.1	million
2011	2.4%	$52.8	million
2010	2.3%	$47.3	million

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the following years:

Year	Action		Amount
2012	2.1%	Increase	$7.5	million
2011	2.1%	Increase	$8.6	million
2010	2.1%	Decrease	$10.4	million

SCE&G's natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G's gas purchasing policies and procedures was held in November 2012 before the SCPSC. The SCPSC issued an order in January 2013 finding that SCE&G's gas purchasing policies and practices during the review period of August 1, 2011 through July 31, 2012, were reasonable and prudent and authorized the suspension of SCE&G's natural gas hedging program.

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

Regulatory Assets and Regulatory Liabilities

The Company's cost-based, rate-regulated utilities recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded regulatory assets and regulatory liabilities which are summarized in the following tables. Substantially all of our regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

	December 31,
Millions of dollars	2012	2011
Regulatory Assets:
Accumulated deferred income taxes	$254	$243
Under-collections—electric fuel adjustment clause	66	28
Environmental remediation costs	44	30
AROs and related funding	319	316
Franchise agreements	36	40
Deferred employee benefit plan costs	460	392
Planned major maintenance	6	6
Deferred losses on interest rate derivatives	151	154
Deferred pollution control costs	38	25
Unrecovered plant	20	—
Other	70	45
Total Regulatory Assets	$1,464	$1,279

Regulatory Liabilities:
Accumulated deferred income taxes	$21	$23
Asset removal costs	692	662
Storm damage reserve	27	32
Monetization of bankruptcy claim	32	34
Deferred gains on interest rate derivatives	110	24
Other	—	3
Total Regulatory Liabilities	$882	$778

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

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC which are expected to be recovered in retail electric rates over periods exceeding 12 months.

Environmental remediation costs represent costs associated with the assessment and clean-up of sites currently or formerly owned by the Company. These regulatory assets are expected to be recovered over periods of up to approximately
28 years.

ARO and related funding represents the regulatory asset associated with the legal obligation to decommission and dismantle Summer Station and conditional AROs related to generation, transmission and distribution properties, including gas pipelines. These regulatory assets are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 95 years.

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. Based on an SCPSC order, SCE&G began amortizing these amounts through cost of service rates in February 2003 over approximately 20 years.

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders. In connection with the December 2012 rate order, approximately $63 million of the balance at December 31, 2012, which relates to pension costs for electric operations, are to be recovered through utility rates over approximately 30 years. Most of the remainder is expected to be recovered through utility rates, primarily over average service periods of participating employees, or up to approximately 12 years.

Planned major maintenance related to certain fossil-fueled turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved pursuant to specific SCPSC orders. SCE&G collects and accrues $18.4 million annually for such equipment maintenance. Through December 31, 2012, nuclear refueling charges were accrued during each 18-month refueling outage cycle as a component of cost of service. In connection with the December 2012 rate order, effective January 1, 2013, SCE&G will collect and accrue $17.2 million annually for nuclear-related refueling charges.

Deferred losses or gains on interest rate derivatives represent the effective portions of changes in fair value and payments made or received upon termination of certain interest rate derivatives designated as cash flow hedges. These amounts are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the installation of scrubbers at Wateree and Williams Stations pursuant to specific regulatory orders. Such costs will be recovered through utility rates over periods up to 30 years.

Unrecovered plant represents the net book value of a coal-fired generating unit retired from service prior to being fully depreciated. Pursuant to the December 2012 rate order, SCE&G will amortize these amounts through cost of service rates over its original remaining useful life of approximately 14 years. Unamortized amounts are included in rate base.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the non-legal obligation to remove assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, and prior to December 31, 2012, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates. Pursuant to specific regulatory orders, SCE&G has suspended storm damage reserve collection through rates indefinitely.

The monetization of bankruptcy claim represents proceeds from the sale of a bankruptcy claim which are expected to be amortized into operating revenue through February 2024.

The SCPSC, the NCUC or the FERC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by the SCPSC or by FERC. In recording such costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, the Company could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on the Company's results of operations, liquidity or financial position in the period the write-off would be recorded.

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

With respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 2012, approximately $61.0 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

Cash dividends on SCANA’s common stock were declared during 2012, 2011 and 2010 at an annual rate per share of $1.98, $1.94 and $1.90, respectively.

The accumulated balances related to each component of accumulated other comprehensive loss were as follows:

Millions of Dollars	2012	2011
Net unrealized losses on cash flow hedging activities, net of taxes of $43 and $50	$(70)	$(81)
Net unrealized deferred costs of employee benefit plans, net of taxes of $10 and $8	(16)	(13)
Total	$(86)	$(94)

The Company recognized losses of $19 million, $7 million and $12 million, net of tax, as a result of qualifying cash flow hedges whose hedged transactions occurred during the years ended December 31, 2012, 2011 and 2010, respectively.

Authorized shares of common stock were 200 million as of December 31, 2012 and 2011.

SCANA issued common stock valued at $97.7 million, $97.8 million and $91.1 million (when issued) during the years ended December 31, 2012, 2011 and 2010, respectively, which was satisfied using original issue shares, through various compensation and dividend reinvestment plans, including the Stock Purchase Savings Plan.

SCANA issued common stock valued at $59.2 million (at time of issue) in a public offering on May 17, 2010 and entered into forward agreements for the sale of approximately 6.6 million shares.  The forward sales agreements are to be settled in the first quarter of 2013.

4.    LONG-TERM AND SHORT-TERM DEBT

Long-term debt by type with related weighted average interest rates and maturities at December 31 is as follows:

		2012		2011
Dollars in millions	Maturity	Balance	Rate	Balance	Rate
Medium Term Notes (unsecured) (a)	2020 - 2022	$800	5.02%	$800	5.69%
Senior Notes (unsecured) (b)	2034	96	6.47%	101	6.47%
First Mortgage Bonds (secured)	2013 - 2042	3,290	5.66%	2,790	5.89%
Junior Subordinated Notes (unsecured) (c)	2065	150	7.70%	150	7.70%
GENCO Notes (secured)	2018 - 2024	240	5.87%	247	5.86%
Industrial and Pollution Control Bonds (d)	2014 - 2038	161	4.32%	194	4.48%
Senior Debentures	2020- 2026	350	5.90%	353	5.92%
Other	2013 - 2027	27		31
Total debt		5,114		4,666
Current maturities of long-term debt		(172)		(31)
Unamortized premium (discount)		7		(13)
Total long-term debt, net		$4,949		$4,622

(a)                                Includes fixed rate debt hedged by variable interest rate swaps of $250 million in 2011.
(b)                                Variable rate notes (rate of 1.01% at December 31, 2012) hedged by a fixed interest rate swap.
(c)                                 May be extended through 2080.

(d)	Includes variable rate debt of $67.8 million (rate of 0.17%) at December 31, 2012 and $71.4 million (rate of 0.16%) at December 31, 2011, which are hedged by fixed swaps.

The annual amounts of long-term debt maturities for the years 2013 through 2017 are summarized as follows:

Year	Millions of dollars
2013	$172
2014	53
2015	14
2016	13
2017	12

In January 2013, JEDA issued for the benefit of SCE&G $39.5 million of 4.0% tax-exempt industrial revenue bonds due February 1, 2028, and $14.7 million of 3.63% tax-exempt industrial revenue bonds due February 1, 2033. Proceeds from these sales were loaned by JEDA to SCE&G and, together with other available funds, were used to redeem prior to maturity $56.9 million of 5.2% industrial revenue bonds due November 1, 2027. The borrowings refinanced by these 2013 issuances are classified within Long-term Debt, Net in the consolidated balance sheet.

In July 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042, which constituted a reopening of the prior offering of $250 million of 4.35% first mortgage bonds issued in January 2012. Proceeds from these sales were used to repay short-term debt primarily incurred as a result of SCE&G's construction program, to finance capital expenditures and for general corporate purposes.

In January 2012, SCANA issued $250 million of 4.125% medium term notes due February 1, 2022. Proceeds from the sale were used to retire SCANA's $250 million 6.25% medium term notes due February 1, 2012.

Substantially all of SCE&G's and GENCO's electric utility plant is pledged as collateral in connection with long-term debt. The Company is in compliance with all debt covenants.

SCE&G is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2012, the Bond Ratio was 5.22.

Lines of Credit and Short-Term Borrowings

At December 31, 2012 and 2011, SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	2012	2011	2012	2011	2012	2011
Lines of Credit:
Total committed long-term	$300	$300	$1,400	$1,100	$100	$100
LOC advances	—	—	—	—	—	—
Weighted average interest rate	—	—	—	—	—	—
Outstanding commercial paper (270 or fewer days)	$142	$131	$449	$512	$32	$10
Weighted average interest rate	0.58%	0.63%	0.42%	0.56%	0.44%	0.57%
Letters of credit supported by LOC	$3	$3	$0.3	$0.3	—	—
Available	$155	$166	$951	$588	$68	$90

In October 2012, the Company's existing committed LOCs were amended and extended. As a result, at December 31, 2012 SCANA, SCE&G (including Fuel Company) and PSNC Energy were parties to five-year credit agreements in the amounts of $300 million, $1.2 billion of which $500 million relates to Fuel Company, and $100 million, respectively, which expire in October  2017. In addition, at December 31, 2012 SCE&G was party to a three-year credit agreement in the amount of $200 million which expires in October 2015. These credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N.A. and Morgan Stanley Bank, N.A. each provide 10.7% of the aggregate $1.8 billion credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. Credit Suisse AG, Cayman Island Branch and UBS Loan Finance LLC each provide 8.9%, and Branch Banking and Trust Company, Union Bank, N.A. and U.S. Bank National Association each provide 6.3%.  Two other banks provide the remaining support.
The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  The letters of credit expire, subject to renewal, in the fourth quarter of 2014.

The Company pays fees to the banks as compensation for maintaining committed lines of credit. Such fees were not material in any period presented.

5.                                      INCOME TAXES

Total income tax expense attributable to income for 2012, 2011 and 2010 is as follows:

Millions of dollars	2012	2011	2010
Current taxes:
Federal	$103	$52	$(47)
State	10	10	1
Total current taxes	113	62	(46)
Deferred taxes, net:
Federal	72	122	223
State	14	12	13
Total deferred taxes	86	134	236
Investment tax credits:
Amortization of amounts deferred-state	(14)	(25)	(28)
Amortization of amounts deferred-federal	(3)	(3)	(3)
Total investment tax credits	(17)	(28)	(31)
Total income tax expense	$182	$168	$159

The difference between actual income tax expense and the amount calculated from the application of the statutory 35% federal income tax rate to pre-tax income is reconciled as follows:

Millions of dollars	2012	2011	2010
Net income	$420	$387	$376
Income tax expense	182	168	159
Total pre-tax income	$602	$555	$535
Income taxes on above at statutory federal income tax rate	$211	$194	$187
Increases (decreases) attributed to:
State income taxes (less federal income tax effect)	19	15	9
State investment tax credits (less federal income tax effect)	(13)	(16)	(18)
Allowance for equity funds used during construction	(8)	(5)	(8)
Deductible dividends—Stock Purchase Savings Plan	(9)	(9)	(9)
Amortization of federal investment tax credits	(3)	(3)	(3)
Section 45 tax credits	(5)	(2)	(2)
Domestic production activities deduction	(9)	(6)	—
Other differences, net	(1)	—	3
Total income tax expense	$182	$168	$159

The tax effects of significant temporary differences comprising the Company’s net deferred tax liability at December 31, 2012 and 2011 are as follows:

Millions of dollars	2012	2011
Deferred tax assets:
Nondeductible accruals	$143	$115
Asset retirement obligation, including nuclear decommissioning	214	181
Financial instruments	43	50
Unamortized investment tax credits	22	29
Unbilled revenue	14	19
Monetization of bankruptcy claim	12	13
Other	15	21
Total deferred tax assets	463	428
Deferred tax liabilities:
Property, plant and equipment	1,718	1,589
Deferred employee benefit plan	148	128
Regulatory asset-asset retirement obligation	113	106
Deferred fuel costs	48	47
Other	78	65
Total deferred tax liabilities	2,105	1,935
Net deferred tax liability	$1,642	$1,507

Certain prior year amounts for deferred tax assets and liabilities in the table above have been reclassified to conform to the current year presentation for the components of deferred tax assets and liabilities for types of temporary differences, which resulted in an increase in both total deferred tax assets and total deferred tax liabilities of $133 million as of December 31, 2011.  Such reclassifications had no effect on the net current or net long-term deferred tax assets or liabilities presented in the consolidated balance sheet as of December 31, 2011.

The Company files a consolidated federal income tax return, and the Company and its subsidiaries file various applicable state and local income tax returns. The IRS has completed examinations of the Company’s federal returns through 2004, and the Company’s federal returns through 2007 are closed for additional assessment. With few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before 2009.

Changes to Unrecognized Tax Benefits

Millions of dollars	2012	2011
Unrecognized tax benefits, January 1	$38	$36
Gross increases—uncertain tax positions in prior period	—	5
Gross decreases—uncertain tax positions in prior period	(38)	(8)
Gross increases—current period uncertain tax positions	—	5
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits, December 31	$—	$38

In connection with the change in method of tax accounting for certain repair costs in prior years, the Company had previously recorded the unrecognized tax benefit. During the first quarter of 2012, new administrative guidance from the Internal Revenue Service was published. Under this guidance, the Company recognized all of the previously unrecognized tax benefit in 2012. Since this change was primarily a temporary difference, the recognition of this benefit did not have a significant effect on the Company's effective tax rate. No other material changes in the status of the Company's tax positions have occurred through December 31, 2012.

The Company recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses. In connection with the resolution of the uncertainty and recognition of tax benefits described above, during 2012 the Company reversed $2 million of interest expense which had been accrued during 2011.

6.                                      DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in its statements of financial position and measures those instruments at fair value. The Company recognizes changes in the fair value of derivative instruments either in earnings, as a component of other comprehensive income (loss) or, for regulated subsidiaries, within regulatory assets or regulatory liabilities, depending upon the intended use of the derivative and the resulting designation.

Policies and procedures and risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by the Company. SCANA’s Board of Directors has delegated to a Risk Management Committee the authority to set risk limits, establish policies and procedures for risk management and measurement, and oversee and review the risk management process and infrastructure for SCANA and each of its subsidiaries. The Risk Management Committee, which is comprised of certain officers, including the Company’s Risk Management Officer and senior officers, apprises the Audit Committee of the Board of Directors with regard to the management of risk and brings to the Audit Committee's attention significant areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions.

Commodity Derivatives

The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations. Instruments designated as fair value hedges are used to mitigate exposure to fluctuating market prices created by fixed prices of stored natural gas. The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options, and over-the-counter instruments such as options and swaps, which are typically offered by energy companies and financial institutions.  Cash settlements of commodity derivatives are classified as operating activities in the consolidated statement of cash flows.

The SCPSC authorized the suspension of SCE&G's natural gas hedging program in January 2012. SCE&G was no longer a party to natural gas derivative instruments at December 31, 2012, and such instruments were not significant in any prior period presented.

PSNC Energy hedges natural gas purchasing activities using over-the-counter options and swaps and NYMEX futures and options. PSNC Energy’s tariffs also include a provision for the recovery of actual gas costs incurred, including any costs of hedging. PSNC Energy records premiums, transaction fees, margin requirements and any realized gains or losses from its hedging program in deferred accounts as a regulatory asset or liability for the over- or under-recovery of gas costs. These derivative financial instruments are not designated as hedges for accounting purposes.

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

Interest Rate Swaps

The Company may use interest rate swaps to manage interest rate risk and exposure to changes in fair value attributable to changes in interest rates on certain debt issuances. These swaps may be designated as either fair value hedges or cash flow hedges.

 The Company synthetically converts variable rate debt to fixed rate debt using swaps that are designated as cash flow hedges.  Periodic payments to or receipts from swap counterparties related to these derivatives are recorded within interest expense.

In anticipation of the issuance of debt, the Company may use treasury rate lock or forward starting swap agreements that are designated as cash flow hedges. The effective portions of changes in fair value and payments made or received upon termination of such agreements for regulated subsidiaries are recorded in regulatory assets or regulatory liabilities, and for the holding company or nonregulated subsidiaries, are recorded in OCI. Such amounts are amortized to interest expense over the term of the underlying debt. Ineffective portions are recognized in income. Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow purposes.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of December 31, 2012
Cash flow	—	6,490,000	18,937,000	25,427,000
Not designated (a)	5,170,000	—	17,703,275	22,873,275
Total (a)	5,170,000	6,490,000	36,640,275	48,300,275
As of December 31, 2011
Cash flow	—	6,566,000	29,861,763	36,427,763
Not designated (b)	9,080,000	—	31,943,563	41,023,563
Total (b)	9,080,000	6,566,000	61,805,326	77,451,326

(a)                                 Includes an aggregate 3,500,000 MMBTU related to basis swap contracts in Energy Marketing.
(b)                                Includes an aggregate 9,626,000 MMBTU related to basis swap contracts in Energy Marketing.

The Company was not party to any interest rate swaps designated as fair value hedges at December 31, 2012. The Company was party to interest rate swaps designated as fair value hedges with aggregate notional amounts of $253.2 million at December 31, 2011, and was party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $1.1 billion at December 31, 2012 and $822.6 million at December 31, 2011.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the consolidated balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
Millions of dollars	Balance Sheet Location(c)	Fair Value	Balance Sheet Location(c)	Fair Value
As of December 31, 2012
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$42	Other current liabilities	$70
	Other deferred debits and other assets	31	Other deferred credits and other liabilities	36
Commodity contracts	Prepayments and other	1	Other current liabilities	4
Total		$74		$110

Derivatives not designated as hedging instruments
Commodity contracts	Prepayments and other	$1
Energy management contracts	Prepayments and other	7	Prepayments and other	$1
	Other deferred debits and other assets	6	Other current liabilities	6
			Other deferred debits and other assets	6
Total		$14		$13

As of December 31, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$2	Other current liabilities	$55
			Other deferred credits and other liabilities	103
Commodity contracts	Other current liabilities	1	Prepayments and other	1
			Other current liabilities	10
			Other deferred credits and other liabilities	3
Total		$3		$172

Derivatives not designated as hedging instruments
Energy management contracts	Prepayments and other	$17	Prepayments and other	$3
	Other deferred debits and other assets	10	Other current liabilities	13
			Other deferred credits and other liabilities	9
Total		$27		$25

(c)                        Asset derivatives represent unrealized gains to the Company, and liability derivatives represent unrealized losses. In the Company’s consolidated balance sheets, unrealized gain and loss positions on commodity contracts with the same counterparty are reported as either a net asset or liability, and for purposes of the above disclosure they are reported on a gross basis.

The effect of derivative instruments on the consolidated statements of income is as follows:

Fair Value Hedges

With regard to the Company’s interest rate swaps designated as fair value hedges, the gains on those swaps and the losses on the hedged fixed rate debt are recognized in current earnings and included in interest expense. These gains and losses, combined with the amortization of deferred gains on previously terminated swaps, resulted in increases to interest expense that were insignificant for the year ended December 31, 2012 and were $5.8 million and $11.5 million for the years ended December 31, 2011 and 2010, respectively.

Cash Flow Hedges

Derivatives in Cash Flow Hedging Relationships

	Gain or (Loss) Deferred in Regulatory Accounts	Loss Reclassified from Deferred Accounts into Income (Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Year Ended December 31, 2012
Interest rate contracts	$84	Interest expense	$(3)
Year Ended December 31, 2011
Interest rate contracts	$(76)	Interest expense	$(3)
Year Ended December 31, 2010
Interest rate contracts	$(36)	Interest expense	$(2)

	Gain or (Loss) Recognized in OCI, net of tax	Loss Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Year Ended December 31, 2012
Interest rate contracts	$(4)	Interest expense	$(6)
Commodity contracts	(4)	Gas purchased for resale	(13)
Total	$(8)		$(19)
Year Ended December 31, 2011
Interest rate contracts	$(42)	Interest expense	$(4)
Commodity contracts	(16)	Gas purchased for resale	(9)
Total	$(58)		$(13)
Year Ended December 31, 2010
Interest rate contracts	$(24)	Interest expense	$(4)
Commodity contracts	(12)	Gas purchased for resale	(13)
Total	$(36)		$(17)

As of December 31, 2012, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive loss to earnings arising from cash flow hedges will include approximately $2.3 million as an increase to gas cost and approximately $6.9 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels. As of December 31, 2012, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2015.

Hedge Ineffectiveness

Other losses recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in 2012 and 2010, respectively, and $(1.1) million, net of tax, in 2011. These amounts are recorded within interest expense on the consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

	Loss Recognized in Income
Millions of dollars	Location	Amount
Year Ended December 31, 2012
Commodity contracts	Gas purchased for resale	$(1)
Year Ended December 31, 2011
Commodity contracts	Gas purchased for resale	(2)
Year Ended December 31, 2010
Commodity contracts	Gas purchased for resale	(3)

Credit Risk Considerations

The Company limits credit risk in its commodity and interest rate derivatives activities by assessing the creditworthiness of potential counterparties before entering into transactions with them and continuing to evaluate their creditworthiness on an ongoing basis. In this regard, the Company uses credit ratings provided by credit rating agencies and current market-based qualitative and quantitative data, as well as financial statements, to assess the financial health of counterparties on an ongoing basis. The Company uses standardized master agreements which generally include collateral requirements. These master agreements permit the netting of cash flows associated with a single counterparty. Cash, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements require a counterparty to post cash or letters of credit in the event an exposure exceeds the established threshold. The threshold represents an unsecured credit limit which may be supported by a parental/affiliate guaranty, as determined in accordance with the Company's credit policies and due diligence. In addition, collateral agreements allow for the termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit rating downgrades. As of December 31, 2012 and 2011, the Company had posted $78.3 million and $140.3 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position. Collateral related to the positions expected to close in the next 12 months is recorded in Prepayments and other on the consolidated balance sheets. Collateral related to the noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of December 31, 2012 and 2011, the Company would have been required to post an additional $26.2 million and $50.7 million, respectively, of collateral to its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of December 31, 2012 and 2011, are $104.5 million and $191.0 million, respectively.

In addition, as of December 31, 2012 and December 31, 2011, the Company has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments had been fully triggered as of December 31, 2012 and December 31, 2011, the Company could request $32.1 million and $1.1 million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of December 31, 2012 and December 31, 2011 is $32.1 million and $1.1 million, respectively. In addition, at December 31, 2012, the Company could have called on letters of credit in the amount of $10 million related to $13 million in commodity derivatives that are in a net asset position, compared to letters of credit of $12 million related to derivatives of $27 million at December 31, 2011, if all the contingent features underlying these instruments had been fully triggered.

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

	Fair Value Measurements Using
Millions of dollars	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of December 31, 2012
Assets-Available for sale securities	$6	—
Interest rate contracts	—	$73
Commodity contracts	1	1
Energy management contracts	—	13
Liabilities-Interest rate contracts	—	106
Commodity contracts	—	4
Energy management contracts	1	15
As of December 31, 2011
Assets-Available for sale securities	$3	—
Interest rate contracts	—	$2
Commodity contracts	—	1
Energy management contracts	—	27
Liabilities-Interest rate contracts	—	158
Commodity contracts	1	13
Energy management contracts	—	26

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented. In addition, there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value at December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012		December 31, 2011
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$5,121.0	$6,115.0	$4,653.0	$5,479.2
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

Carrying values of short-term borrowings approximate their fair values, which are based on quoted prices from dealers in the commercial paper market. These fair values are considered to be Level 2.

8.             EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

The Company sponsors a noncontributory defined benefit pension plan covering substantially all regular, full-time employees. The Company’s policy has been to fund the plan as permitted by applicable federal income tax regulations, as determined by an independent actuary.

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

Changes in Benefit Obligations

The measurement date used to determine pension and other postretirement benefit obligations is December 31. Data related to the changes in the projected benefit obligation for pension benefits and the accumulated benefit obligation for other postretirement benefits are presented below.

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011
Benefit obligation, January 1	$830.1	$811.8	$226.1	$213.5
Service cost	19.6	18.3	4.8	4.3
Interest cost	43.0	43.5	11.9	12.2
Plan participants’ contributions	—	—	2.9	3.2
Actuarial loss	96.5	0.4	33.4	7.2
Benefits paid	(57.6)	(43.9)	(13.8)	(14.3)
Benefit obligation, December 31	$931.6	$830.1	$265.3	$226.1

The accumulated benefit obligation for pension benefits was $874.6 million at the end of 2012 and $784.9 million at the end of 2011. The accumulated pension benefit obligation differs from the projected pension benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Annual discount rate used to determine benefit obligation	4.10%	5.25%	4.19%	5.35%
Assumed annual rate of future salary increases for projected benefit obligation	3.75%	4.00%	3.75%	4.00%

A 7.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012. The rate was assumed to decrease gradually to 5.0% for 2020 and to remain at that level thereafter.

A one percent increase in the assumed health care cost trend rate would increase the postretirement benefit obligation at December 31, 2012 and 2011 by $1.7 million. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation at December 31, 2012 and 2011 by $1.5 million.

Funded Status

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2012	2011	2012	2011
Fair value of plan assets	$799.1	$755.0	—	—
Benefit obligation	931.6	830.1	$265.3	$226.1
Funded status	$(132.5)	$(75.1)	$(265.3)	$(226.1)

Amounts recognized on the consolidated balance sheets consist of:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2012	2011	2012	2011
Current liability	—	—	$(11.0)	$(10.5)
Noncurrent liability	$(132.5)	$(75.1)	(254.3)	(215.6)

Amounts recognized in accumulated other comprehensive loss (a component of common equity) as of December 31, 2012 and 2011 were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2012	2011	2012	2011
Net actuarial loss	$10.7	$9.6	$3.7	$1.7
Prior service cost	1.0	1.2	0.1	0.1
Transition obligation	—	—	0.1	0.2
Total	$11.7	$10.8	$3.9	$2.0

In connection with the joint ownership of Summer Station, as of December 31, 2012 and 2011, the Company recorded within deferred debits $26.8 million and $19.7 million, respectively, attributable to Santee Cooper’s portion of shared pension costs. As of December 31, 2012 and 2011, the Company also recorded within deferred debits $14.7 million and $11.4 million, respectively, from Santee Cooper, representing its portion of the unfunded postretirement benefit obligation.

Changes in Fair Value of Plan Assets

	Pension Benefits
Millions of dollars	2012	2011
Fair value of plan assets, January 1	$755.0	$817.2
Actual return on plan assets	101.7	(18.3)
Benefits paid	(57.6)	(43.9)
Fair value of plan assets, December 31	$799.1	$755.0

Investment Policies and Strategies

The assets of the pension plan are invested in accordance with the objectives of (1) fully funding the actuarial accrued liability for the pension plan, (2) maximizing return within reasonable and prudent levels of risk in order to minimize contributions, and (3) maintaining sufficient liquidity to meet benefit payment obligations on a timely basis. The pension plan operates with several risk and control procedures, including ongoing reviews of liabilities, investment objectives, levels of diversification, investment managers and performance expectations. The total portfolio is constructed and maintained to provide prudent diversification with regard to the concentration of holdings in individual issues, corporations, or industries.

Transactions involving certain types of investments are prohibited. These include, except where utilized by a hedge fund manager, any form of private equity; commodities or commodity contracts (except for unleveraged stock or bond index futures and currency futures and options); ownership of real estate in any form other than publicly traded securities; short sales, warrants or margin transactions, or any leveraged investments; and natural resource properties. Investments made for the purpose of engaging in speculative trading are also prohibited.

The Company’s pension plan asset allocation at December 31, 2012 and 2011 and the target allocation for 2013 are as follows:

	Percentage of Plan Assets
	Target Allocation	At December 31,
Asset Category	2013	2012	2011
Equity Securities	65%	66%	65%
Debt Securities	35%	34%	35%

For 2013, the expected long-term rate of return on assets will be 8.00%. In developing the expected long-term rate of return assumptions, management evaluates the pension plan’s historical cumulative actual returns over several periods, considers the expected active returns across various asset classes and assumes an asset allocation of 65% with equity managers and 35% with fixed income managers. Management regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate.

Fair Value Measurements

Assets held by the pension plan are measured at fair value as described below. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2012 and 2011, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

		Fair Value Measurements at Reporting Date Using
Millions of dollars	Total	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2012
Common stock	$319	$319
Preferred stock	1	1
Mutual funds	246	12	$234
Short-term investment vehicles	20		20
US Treasury securities	42		42
Corporate debt securities	56		56
Loans secured by mortgages	11		11
Municipals	4		4
Limited partnerships	30	1	29
Multi‑strategy hedge funds	70			$70
	$799	$333	$396	$70

December 31, 2011
Common stock	$324	$324
Preferred stock	1	1
Mutual funds	183	20	$163
Short-term investment vehicles	23		23
US Treasury securities	32		32
Corporate debt securities	51		51
Loans secured by mortgages	12		12
Municipals	4		4
Common collective trusts	37		37
Limited partnerships	23		23
Multi‑strategy hedge funds	65			$65
	$755	$345	$345	$65

There were no transfers of fair value amounts into or out of Level 1, 2 or 3 during 2012 or 2011.

The pension plan values common stock and certain mutual funds, where applicable, using unadjusted quoted prices from a national stock exchange, such as NYSE and NASDAQ, where the securities are actively traded. Other mutual funds, common collective trusts and limited partnerships are valued using the observable prices of the underlying fund assets based on trade data for identical or similar securities or from a national stock exchange for similar assets or broker quotes. Short-term investment vehicles are funds that invest in short-term fixed income instruments and are valued using observable prices of the underlying fund assets based on trade data for identical or similar securities. Government agency securities are valued using quoted market prices or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Corporate debt securities and municipals are valued based on recently executed transactions, using quoted market prices, or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Loans secured by mortgages are valued using observable prices based on trade data for identical or comparable instruments. Hedge funds represent investments in a hedge fund of funds partnership that invests directly in multiple hedge fund strategies that are not traded on exchanges and do not trade on a daily basis. The fair value of this multi-strategy hedge fund is estimated based on the net asset value of the underlying hedge fund strategies using consistent valuation guidelines that account for variations that may impact their fair value. The estimated fair value is the price at which redemptions and subscriptions occur.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Millions of dollars	2012	2011
Beginning Balance	$65	$45
Unrealized gains (losses) included in changes in net assets	5	(1)
Purchases, issuances, and settlements	—	21
Ending Balance	$70	$65

Expected Cash Flows

The total benefits expected to be paid from the pension plan or from the Company’s assets for the other postretirement benefits plan, respectively, are as follows:

Expected Benefit Payments

Millions of dollars	Pension Benefits	Other Postretirement Benefits *
2013	$63.1	$11.2
2014	61.0	12.1
2015	62.5	12.9
2016	64.0	13.6
2017	67.2	14.3
2018-2022	338.8	80.2

*      Net of participant contributions

Pension Plan Contributions

The pension trust is adequately funded under current regulations. No contributions have been required since 1997, and the Company does not anticipate making contributions to the pension plan until after 2014.

Net Periodic Benefit Cost

The Company records net periodic benefit cost utilizing beginning of the year assumptions. Disclosures required for these plans are set forth in the following tables.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2012	2011	2010	2012	2011	2010
Service cost	$19.6	$18.3	$17.9	$4.8	$4.3	$4.2
Interest cost	43.0	43.5	44.0	11.9	12.2	11.9
Expected return on assets	(59.5)	(63.7)	(61.4)	n/a	n/a	n/a
Prior service cost amortization	7.0	7.0	7.0	0.9	1.0	1.0
Amortization of actuarial losses	18.4	12.2	16.0	1.4	0.4	—
Transition obligation amortization	—	—	—	0.7	0.7	0.7
Net periodic benefit cost	$28.5	$17.3	$23.5	$19.7	$18.6	$17.8

Prior to July 15, 2010, the SCPSC allowed SCE&G to defer as a regulatory asset the amount of pension cost exceeding amounts included in rates for its retail electric and gas distribution regulated operations. In connection with the SCPSC's July 2010 electric rate order and November 2010 natural gas RSA order, SCE&G began deferring, as a regulatory asset, all pension cost related to retail electric and gas operations that otherwise would have been charged to expense. Effective in January 2013, in connection with the December 2012 rate order, SCE&G will amortize previously deferred pension costs related to retail electric operations totaling approximately $63 million over approximately 30 years (see Note 2) and will recover current pension costs related to retail electric operations through a rate rider that is adjusted annually.

Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2012	2011	2010	2012	2011	2010
Current year actuarial (gain) loss	$1.7	$2.9	$(26.4)	$2.0	$0.4	$(0.1)
Amortization of actuarial losses	(0.6)	(0.4)	(2.0)	—	—	—
Amortization of prior service cost	(0.2)	(0.2)	(0.1)	—	(0.1)	—
Prior service cost OCI adjustment	—	—	0.8	—	—	—
Amortization of transition obligation	—	—	—	(0.1)	(0.1)	(0.1)
Total recognized in other comprehensive income	$0.9	$2.3	$(27.7)	$1.9	$0.2	$(0.2)

Significant Assumptions Used in Determining Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	5.25%	5.56%	5.75%	5.35%	5.72%	5.90%
Expected return on plan assets	8.25%	8.25%	8.50%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend rate	n/a	n/a	n/a	8.20%	8.00%	8.50%
Ultimate health care cost trend rate	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year achieved	n/a	n/a	n/a	2020	2017	2017

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 are as follows:

Millions of Dollars	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$0.6	$0.2
Prior service cost	0.2	—
Total	$0.8	$0.2

Other postretirement benefit costs are subject to annual per capita limits pursuant to the plan's design. As a result, the effect of a one-percent increase or decrease in the assumed health care cost trend rate on total service and interest cost is not significant.

Stock Purchase Savings Plan

The Company also sponsors a defined contribution plan in which eligible employees may participate. Eligible employees may defer up to 25% of eligible earnings subject to certain limits and may diversify their investments. Employee deferrals are fully vested and nonforfeitable at all times. The Company provides 100% matching contributions up to 6% of an employee’s eligible earnings. Total matching contributions made to the plan for 2012, 2011 and 2010 were $22.3 million,$21.8 million and $20.8 million, respectively, and were made in the form of SCANA common stock.

9.             SHARE-BASED COMPENSATION

The LTECP provides for grants of nonqualified and incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and restricted stock units to certain key employees and non-employee directors. The LTECP currently authorizes the issuance of up to five million shares of SCANA’s common stock, no more than one million of which may be granted in the form of restricted stock.

Compensation costs related to share-based payment transactions are required to be recognized in the financial statements. With limited exceptions, including those liability awards discussed below, compensation cost is measured based on the grant-date fair value of the instruments issued and is recognized over the period that an employee provides service in exchange for the award.

Liability Awards

The 2010-2012, 2011-2013, and 2012-2014 performance cycles provide for performance measurement and award determination on an annual basis, with payment of awards being deferred until after the end of the three-year performance cycle.  In each of the performance cycles, 20% of the performance award was granted in the form of restricted share units, which are liability awards payable in cash and are subject to forfeiture in the event of retirement or termination of employment prior to the end of the cycle, subject to exceptions for death, disability or change in control.  The remaining 80% of the award was granted in performance shares. Each performance share has a value that is equal to, and changes with, the value of a share of SCANA common stock. Dividend equivalents are accrued on the performance shares and the restricted share units. Payouts of performance share awards are determined by SCANA’s performance against pre-determined measures of TSR as compared to a peer group of utilities (weighted 50%) and growth in “GAAP-adjusted net earnings per share from operations” (weighted 50%).

Compensation cost of liability awards is recognized over their respective three-year performance periods based on the estimated fair value of the award, which is periodically updated based on expected ultimate cash payout, and is reduced by estimated forfeitures. Awards under the 2010-2012 performance cycle were paid in cash at SCANA’s discretion in February 2013. Cash-settled liabilities related to prior program cycles were paid totaling $11.8 million in 2012, $13.6 million in 2011, and $12.1 million in 2010.

Fair value adjustments for performance awards resulted in compensation expense recognized in the statements of income totaling $15.0 million in 2012, $6.1 million in 2011 and $14.2 million in 2010. Fair value adjustments resulted in capitalized compensation costs of $2.7 million in 2012, $0.9 million in 2011 and $2.4 million in 2010.

Equity Awards

In the 2008-2010 performance cycle, 20% of the performance award was granted in the form of restricted (nonvested) shares rather than restricted share units.  The nonvested shares were granted at a price corresponding to the opening price of SCANA common stock on the date of the grant, and as of December 31, 2010, all compensation cost related to nonvested share-based compensation arrangements under the LTECP had been recognized. All remaining nonvested shares, which totaled 72,189 shares, vested at a weighted average grant-date fair value of $37.33 per share.  In 2010, the Company expensed compensation costs for these nonvested shares of $0.7 million, and recognized related tax benefits of $0.3 million, and capitalized compensation costs of $0.1 million.

A summary of activity related to nonqualified stock options follows:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding-January 1, 2010	103,589	$27.44
Exercised	(53,246)	27.40
Outstanding-December 31, 2010	50,343	27.49
Exercised	(40,267)	27.48
Outstanding-December 31, 2011	10,076	27.52
Exercised	(10,076)	27.52
Outstanding-December 31, 2012	—	—

No stock options were granted or forfeited and all options were fully vested during the periods presented.  During the periods presented, the exercise of stock options was satisfied using original issue shares, and cash realized upon the exercise of options and the related tax benefits were not significant.

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

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to the nuclear facility for property damage and outage costs up to $2.75 billion. In addition, a builder’s risk insurance policy has been purchased from NEIL for the construction of the New Units.  This policy provides the owners of the New Units up to $500 million in limits of accidental property damage occurring during construction. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premiums, SCE&G’s portion of the retrospective premium assessment would not exceed $40.6 million.

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

New Nuclear Construction

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that impact project budget and schedule. Claims specifically relating to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site resulted in assertions of contractual entitlement to recover additional costs to be incurred. The resolution of these specific claims is discussed in Note 2. SCE&G expects to resolve any disputes that arise in the future through both the informal and formal procedures and anticipates that any additional costs that arise through such dispute resolution processes, as well as other costs identified from time to time, will be recoverable through rates.

In February 2013, work began on the reinforcing bar reconfiguration in the Unit 2 nuclear island elevator pit and sump areas.  The initial pouring of the Unit 2 nuclear island basemat could take place in the first quarter of 2013 following the completion of this work and based upon an expedited approval  by the NRC staff.  It is not anticipated that the resolution of this issue will cause a delay in the commercial operation of the New Units in 2017 and 2018.

Environmental

SCE&G

In December 2009, the EPA issued a final finding that atmospheric concentrations of GHG endanger public health and welfare within the meaning of Section 202(a) of the CAA. The finding, which became effective in January 2010, enabled the EPA to regulate GHG emissions under the CAA. On April 13, 2012, the EPA issued a proposed rule to establish an NSPS for GHG emissions from fossil fuel-fired electric generating units. If finalized as proposed, this rule would establish performance standards for new and modified generating units, along with emissions guidelines for existing generating units. This rule would amend the NSPS for electric generating units and establish the first NSPS for GHG emissions. Essentially, the rule would require all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. While most new natural gas plants will not be required to include any new technologies, no new coal plants could be constructed without carbon capture and sequestration capabilities. The Company is evaluating the proposed rule, but cannot predict when the rule will become final, if at all, or what conditions it may impose on the Company, if any. The Company expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule  proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the Court vacated CSAPR and left CAIR in place. The EPA's petition for rehearing of the Court's order has been denied. Air quality control installations that SCE&G and GENCO have already completed allowed the Company to comply with the reinstated CAIR.  The Company will continue to pursue strategies to comply with all applicable environmental regulations. Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

In June 2010, the EPA issued a final rule for a one-hour ambient air quality standard for sulfur dioxide.  This standard may require some of SCE&G's smaller coal-fired units to reduce their sulfur dioxide emissions to levels to be determined by the EPA and/or DHEC.  The costs incurred to comply with this standard are expected to be recovered through rates.

In April 2012, the EPA's rule containing new standards for mercury and other specified air pollutants became effective.  The rule provides up to four years for facilities to meet the standards, and the Company's evaluation of the rule is ongoing. The Company's decision in 2012 to retire certain coal-fired units or convert them to burn natural gas and its project to build the New Units (see Note 1) along with other actions are expected to result in the Company's compliance with the EPA's rule.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

The EPA is conducting an enforcement initiative against the utilities industry related to the NSR provisions and the new source performance standards of the CAA. As part of the initiative, many utilities have received requests for information under Section 114 of the CAA. In addition, the DOJ, on behalf of EPA, has taken civil enforcement action against several utilities. The primary basis for these actions is the assertion by EPA that maintenance activities undertaken by the utilities at their coal-fired power plants constituted “major modifications” which required the installation of costly BACT. Some of the utilities subject to the actions have reached settlement. Though the Company cannot predict what action, if any, the EPA will initiate against it, any costs incurred are expected to be recoverable through rates.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue until 2016 and will cost an additional $22.2 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At December 31, 2012, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $38.5 million and are included in regulatory assets.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of approximately $3.0 million, the estimated remaining liability at December 31, 2012. PSNC Energy expects to recover through rates any cost allocable to PSNC Energy arising from the remediation of these sites.

Claims and Litigation

The Company is engaged in various claims and litigation incidental to its business operations which management anticipates will be resolved without a material impact on the Company’s results of operations, cash flows or financial condition.

Operating Lease Commitments

The Company is obligated under various operating leases with respect to office space, furniture and equipment. Leases expire at various dates through 2057. Rent expense totaled approximately $14.8 million in 2012, $15.8 million in 2011 and $13.9 million in 2010. Future minimum rental payments under such leases are as follows:

Millions of dollars
2013	$10
2014	6
2015	4
2016	2
2017	1
Thereafter	26
Total	$49

Purchase Commitments

The Company is obligated for purchase commitments that expire at various dates through 2034. Amounts expended under forward contracts for natural gas transportation and storage agreements, coal supply contracts, nuclear fuel contracts and other commitments totaled $1.5 billion in 2012, $1.7 billion in 2011 and $1.9 billion in 2010. Future payments under such purchase commitments are as follows:

Millions of dollars
2013	$1,030
2014	717
2015	530
2016	268
2017	1,111
Thereafter	1,142
Total	$4,798

Forward contracts for natural gas purchases include customary “make-whole” or default provisions, but are not considered to be “take-or-pay” contracts.

Guarantees

SCANA issues guarantees on behalf of its consolidated subsidiaries to facilitate commercial transactions with third parties. These guarantees are in the form of performance guarantees, primarily for the purchase and transportation of natural gas, standby letters of credit issued by financial institutions and credit support for certain tax-exempt bond issues. SCANA is not required to recognize a liability for guarantees issued on behalf of its subsidiaries unless it becomes probable that performance under the guarantees will be required. SCANA believes the likelihood that it would be required to perform or otherwise incur any losses associated with these guarantees is remote; therefore, no liability for these guarantees has been recognized. To the extent that a liability subject to a guarantee has been incurred, the liability is included in the consolidated financial statements.  At December 31, 2012, the maximum future payments (undiscounted) that SCANA could be required to make under guarantees totaled approximately $1.6 billion.

Asset Retirement Obligations

The Company recognizes a liability for the present value of an ARO when incurred if the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional ARO is factored into the measurement of the liability when sufficient information exists, but such uncertainty is not a basis upon which to avoid liability recognition.

The legal obligations associated with the retirement of long-lived tangible assets that results from their acquisition, construction, development and normal operation relate primarily to the Company’s regulated utility operations.  As of December 31, 2012, the Company has recorded AROs of approximately $182 million for nuclear plant decommissioning (see Note 1) and AROs of approximately $379 million for other conditional obligations related to generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments will be made many years in the future.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations is as follows:

Millions of dollars	2012	2011
Beginning balance	$473	$497
Liabilities incurred	—	1
Liabilities settled	(5)	(4)
Accretion expense	24	23
Revisions in estimated cash flows	69	(44)
Ending Balance	$561	$473

11.          AFFILIATED TRANSACTIONS

The Company received cash distributions from equity-method investees of $12.5 million in 2012, $5.5 million in 2011 and $4.8 million in 2010. The Company made investments in equity-method investees of $10.6 million in 2012, $13.6 million in 2011 and $5.1 million in 2010.

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and selling of refined coal to reduce emissions. SCE&G owned 10% of Cope Refined Coal, LLC through December 31, 2011. SCE&G accounts for these investments using the equity method. SCE&G’s receivables from these affiliates were $1.8 million at December 31, 2012 and $8.5 million at December 31, 2011.  SCE&G’s payables to these affiliates were $1.8 million at December 31, 2012 and $8.6 million at December 31, 2011.  SCE&G’s total purchases were $111.6 million in 2012 and $123.8 million in 2011. SCE&G’s total sales were $111.1 million in 2012 and $123.3 million in 2011.

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

Disclosure of Reportable Segments (Millions of dollars)

	Electric Operations	Gas Distribution	Retail Gas Marketing	Energy Marketing	All Other	Adjustments/ Eliminations	Consolidated Total
2012
External Revenue	$2,446	$764	$413	$543	$45	$(35)	$4,176
Intersegment Revenue	7	1	—	125	416	(549)	—
Operating Income	668	141	n/a	n/a	22	28	859
Interest Expense	21	23	1	—	3	247	295
Depreciation and Amortization	278	67	3	—	25	(17)	356
Income Tax Expense	7	32	7	3	15	118	182
Net Income	n/a	n/a	11	5	1	403	420
Segment Assets	8,989	2,292	153	122	1,415	1,645	14,616
Expenditures for Assets	999	123	—	1	14	(60)	1,077
Deferred Tax Assets	9	26	10	4	17	(55)	11

2011
External Revenue	$2,424	$840	$479	$657	$41	$(32)	$4,409
Intersegment Revenue	8	1	—	188	406	(603)	—
Operating Income	616	132	n/a	n/a	18	47	813
Interest Expense	23	24	1	—	3	233	284
Depreciation and Amortization	271	65	3	—	25	(18)	346
Income Tax Expense	5	30	16	3	10	104	168
Net Income	n/a	n/a	24	4	(6)	365	387
Segment Assets	8,222	2,179	185	114	1,377	1,457	13,534
Expenditures for Assets	806	140	—	1	17	(18)	946
Deferred Tax Assets	9	12	9	9	17	(30)	26

2010
External Revenue	$2,367	$979	$553	$692	$37	$(27)	$4,601
Intersegment Revenue	7	1	—	182	410	(600)	—
Operating Income	554	140	n/a	n/a	19	55	768
Interest Expense	22	24	1	—	3	216	266
Depreciation and Amortization	263	63	4	—	29	(24)	335
Income Tax Expense	(1)	28	19	2	10	101	159
Net Income	n/a	n/a	31	4	(6)	347	376
Segment Assets	7,882	2,161	196	116	1,322	1,291	12,968
Expenditures for Assets	752	107	—	—	41	(24)	876
Deferred Tax Assets	5	11	9	5	18	(27)	21

Management uses operating income to measure segment profitability for SCE&G and other regulated operations and evaluates utility plant, net, for segments attributable to SCE&G. As a result, SCE&G does not allocate interest charges, income tax expense or assets other than utility plant to its segments. For nonregulated operations, management uses net income as the measure of segment profitability and evaluates total assets for financial position. Interest income is not reported by segment and is not material. The Company’s deferred tax assets are netted with deferred tax liabilities for reporting purposes.

The consolidated financial statements report operating revenues which are comprised of the energy-related and regulated segments. Revenues from non-reportable and nonregulated segments are included in Other Income. Therefore the adjustments to total operating revenues remove revenues from non-reportable segments. Adjustments to net income consist of the unallocated net income of the Company's regulated reportable segments.

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

13.          QUARTERLY FINANCIAL DATA (UNAUDITED)

Millions of dollars, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
2012
Total operating revenues	$1,107	$908	$1,038	$1,123	$4,176
Operating income	238	171	238	212	859
Net income	121	72	122	105	420
Basic earnings per share	.93	.55	.93	.79	3.20
Diluted earnings per share	.91	.54	.91	.78	3.15

2011
Total operating revenues	$1,281	$1,000	$1,092	$1,036	$4,409
Operating income	248	142	215	208	813
Net income	128	56	105	98	387
Basic earnings per share	1.00	.44	.81	.76	3.01
Diluted earnings per share	1.00	.43	.81	.75	2.97

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

Key Earnings Drivers and Outlook

During 2012, economic growth showed signs of improvement in the southeast, though SCE&G cannot determine if such improvement will be sustainable. Significant industrial announcements in SCE&G’s service territory were made during the year, and announcements made in previous years began to materialize. In addition, the Port of Charleston continues to see increased traffic, with container volume up 9.6% over 2011.  SCE&G’s residential and commercial customer growth rates also were positive.  At December 31, 2012, a preliminary estimate of seasonally adjusted unemployment for South Carolina was 8.4%. Though improved from the 9.6% unemployment rate at December 31, 2011, unemployment remains high and continues to slow the pace of economic recovery in South Carolina.

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

Electric Operations

The electric operations segment is comprised of the electric operations of SCE&G, GENCO and Fuel Company, and is primarily engaged in the generation, transmission, distribution and sale of electricity in South Carolina. At December 31, 2012 SCE&G provided electricity to approximately 670,000 customers. GENCO owns a coal-fired generating station and sells electricity solely to SCE&G.  Fuel Company acquires, owns, provides financing for and sells at cost to SCE&G nuclear fuel, certain fossil fuels and emission and other environmental allowances.

Operating results for electric operations are primarily driven by customer demand for electricity, rates allowed to be charged to customers and the ability to control growth in costs. The effect of weather on operating results is largely mitigated by the eWNA. Embedded in the rates charged to customers is an allowed regulatory return on equity. SCE&G’s allowed return on equity through 2012 was 10.7% for non-BLRA expenditures, and 11.0% for BLRA-related expenditures. As further described in Note 2 to the consolidated financial statements, SCE&G's allowed return on equity for non-BLRA expenditures became 10.25% effective January 1, 2013. Demand for electricity is primarily affected by weather, customer growth and the economy. SCE&G is able to recover the cost of fuel used in electric generation through retail customers’ bills, but increases in fuel costs affect electric prices and, therefore, the competitive position of electricity against other energy sources.

On May 30, 2012, SCE&G filed an IRP with the SCPSC. The IRP evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. The IRP identified a total of six coal-fired units that SCE&G intends to retire by 2018, subject to future developments in environmental regulations, among other matters. These units have an aggregate generating capacity (summer 2012) of 730 MW. One unit, with a net carrying value of $20 million at December 31, 2012, was retired and its value is recorded in regulatory assets. Under provisions of a December 2012 rate order, SCE&G will be allowed recovery of and a return on the net carrying value of this unit over its original remaining useful life of approximately 14 years. The net carrying value of the remaining units totaled $362 million at December 31, 2012, and is identified as Plant to be Retired, Net in the consolidated financial statements. SCE&G plans to request recovery of and a return on the net carrying value of these remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

New Nuclear Construction

SCE&G is constructing two 1,117 MW nuclear generation units at the site of Summer Station. SCE&G will jointly own the New Units with one or more parties, and SCE&G will be responsible for 55% of the cost and receive 55% of the output, with other parties responsible for and receiving the remaining share. SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6 billion for plant costs and related transmission infrastructure costs, which costs are projected based on historical one-year and five-year escalation rates as required by the SCPSC. The first New Unit is scheduled for substantial completion in 2017, and the second in 2018.

Significant recent developments in new nuclear construction include the following:

•	In March 2012, the NRC approved and issued COLs for the New Units.

•	In April 2012, SCE&G issued a Full Notice to Proceed to the Consortium for construction of the New Units, allowing for the commencement of safety related aspects of the project.

•
In July 2012, SCE&G and the Consortium finalized an agreement resolving specific issues that impacted the project's budget and schedule. These included claims specifically relating to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units, and unanticipated rock conditions at the site. SCE&G's portion of the costs for these specific claims was set at approximately $138 million (in 2007 dollars).

•
The SCPSC approved a 2.3% increase, or approximately $52.1 million, in a rate adjustment under the BLRA designed to incorporate the financing cost of incremental construction work in progress incurred for the new nuclear generation. The adjustment was based on SCE&G's updated cost of debt and capital structure and on an allowed return on common equity of 11.0%. The increase was effective for bills rendered on and after October 30, 2012.

•	In October 2012, the project received its last major environmental permit, which is the National Pollutant Discharge Elimination System permit for the wastewater system of the New Units.

•
In November 2012, the SCPSC approved an updated construction schedule and additional updated capital costs of $278 million (SCE&G's portion in 2007 dollars), which included substantially all of the costs finalized in the July 2012 agreement with the Consortium.

•
In February 2013, work began on the reinforcing bar reconfiguration in the Unit 2 nuclear island elevator pit and sump areas.  The initial pouring of the Unit 2 nuclear island basemat could take place in the first quarter of 2013 following the completion of this work and based upon an expedited approval  by the NRC staff.  It is not anticipated that the resolution of this issue will cause a delay in the commercial operation of the New Units in 2017 and 2018.

•
The components of the condenser for Unit 2 have arrived on site and are being assembled. Shipment of the reactor vessel for Unit 2 is planned for the second quarter of 2013, and the steam generators for Unit 2 are scheduled to be delivered early in 2013.

•	While progress has been made with production, quality assurance and quality control issues, the schedule for fabrication of sub-modules at the contractor facility remains a focus area for the project.

For additional information on these and other matters, see New Nuclear Construction Matters herein and Note 2 and Note 10 to the consolidated financial statements.

Environmental

The EPA proposed new rules in 2012 related to air quality that would establish a new source performance standard for GHG emissions from fossil fuel-fired electric generating units. Also, in October 2012, the EPA filed a petition with the United States Court of Appeals for the District of Columbia, for a rehearing of the Court's decision that vacated CSAPR and left CAIR in place. In January 2013, the Court denied this petition. In 2013, additional significant regulatory initiatives by the EPA and other federal agencies will likely proceed. These initiatives may require Consolidated SCE&G to build or otherwise acquire generating capacity from energy sources that exclude fossil fuels, nuclear or hydro facilities (for example, under an RES). It is also possible that new initiatives will be introduced to reduce further carbon dioxide and other greenhouse gas emissions.  Consolidated SCE&G cannot predict whether such initiatives will be enacted, and if they are, the conditions they would impose on utilities.

The EPA has stated its intention to propose, in 2013, new federal regulations affecting the management and disposal of CCR, such as ash. Such regulations could result in the treatment of some CCRs as hazardous waste and could impose significant costs to utilities, such as SCE&G and GENCO.  The EPA is also expected to issue regulations during 2013 for cooling water intake structures to meet BACT at existing power generating stations.  While Consolidated SCE&G cannot predict how extensive the regulations will be, Consolidated SCE&G believes that any additional costs imposed by such regulations would be recoverable through rates.

Gas Distribution

The Gas Distribution segment, comprised of the local distribution operations of SCE&G, is primarily engaged in the purchase, transportation and sale of natural gas to retail customers in portions of South Carolina. At December 31, 2012 this segment provided natural gas to approximately 322,600.

Operating results for gas distribution are primarily influenced by customer demand for natural gas, rates allowed to be charged to customers and the ability to control growth in costs. Embedded in the rates charged to customers is an allowed regulatory return on equity of 10.25%.

Demand for natural gas is primarily affected by weather, customer growth, the economy and the availability and price of alternate fuels. Natural gas competes with electricity, propane and heating oil to serve the heating and, to a lesser extent, other household energy needs of residential and small commercial customers. This competition is generally based on price and convenience. Large commercial and industrial customers often have the ability to switch from natural gas to an alternate fuel, such as propane or fuel oil. Natural gas competes with these alternate fuels based on price. As a result, any significant disparity between supply and demand, either of natural gas or of alternate fuels, and due either to production or delivery disruptions or other factors, will affect price and will impact SCE&G’s ability to retain large commercial and industrial customers. In addition, the production of shale gas in the United States has resulted in significantly lower prices for this commodity in 2010 through 2012.  Low natural gas commodity prices are expected to continue in 2013 and for the foreseeable future.

RESULTS OF OPERATIONS

Net Income

Net income for Consolidated SCE&G was as follows:

Millions of dollars	2012	Change	2011	Change	2010
Net income	$352.0	11.4%	$316.1	4.0%	$304.0

•	2012 vs 2011
Net income increased $62.3 million due to higher electric margin and by $7.8 million due to higher gas margin. This increase was partially offset by $18.0 million due to higher operation and maintenance expenses, higher depreciation expense of $5.4 million, higher property taxes of $4.0 million and higher interest expense of $4.2 million.

•	2011 vs 2010
Net income increased $46.7 million due to higher electric margin and by $1.0 million due to lower operation and maintenance expenses. This increase was partially offset by $4.1 million due to lower gas margin, higher depreciation expense of $9.1 million, higher property taxes of $6.2 million, higher interest expense of $11.0 million and lower AFC of $5.8 million.

AFC

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Consolidated SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 6.3% of income before income taxes in 2012, 4.5% in 2011 and 6.6% in 2010, respectively.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA) during 2012 and 2011:

Declaration Date	Dividend Amount	Quarter Ended	Payment Date
February 15, 2012	$53.4 million	March 31, 2012	April 1, 2012
May 3, 2012	$54.1 million	June 30, 2012	July 1, 2012
August 2, 2012	$55.8 million	September 30, 2012	October 1, 2012
October 24, 2012	$45.6 million	December 31, 2012	January 1, 2013

February 11, 2011	$50.6 million	March 31, 2011	April 1, 2011
April 21, 2011	$49.0 million	June 30, 2011	July 1, 2011
August 11, 2011	$50.5 million	September 30, 2011	October 1, 2011
October 26, 2011	$39.3 million	December 31, 2011	January 1, 2012

When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company. Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2012	Change	2011	Change	2010
Operating revenues	$2,453.1	0.9%	$2,432.2	2.5%	$2,373.9
Less: Fuel used in generation	844.2	(8.5)%	922.5	(2.6)%	946.7
Purchased power	28.1	46.4%	19.2	12.9%	17.0
Margin	$1,580.8	6.1%	$1,490.5	5.7%	$1,410.2

•	2012 vs 2011
Margin increased primarily by $54.4 million due to an increase in retail electric base rates approved by the SCPSC under the BLRA, by $3.7 million due to customer growth and by $11.0 million due to the expiration of a decrement rider approved in the 2010 retail electric base rate case.

•	2011 vs 2010
Margin increased by $49.0 million due to an increase in retail electric base rates approved by the SCPSC under the BLRA and by $34.5 million due to an SCPSC-approved increase in retail electric base rates in July 2010. Also, margin in the first quarter of 2010 was adjusted downward by $17.4 million pursuant to an SCPSC regulatory order in connection with SCE&G’s annual fuel cost proceeding. These increases were partially offset by $12.0 million due to the effects of weather in 2010 before the implementation of the SCPSC-approved eWNA and by lower customer usage of $8.7 million.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2012	Change	2011	Change	2010
Residential	7,571	(8.0)%	8,232	(6.4)%	8,791
Commercial	7,291	(1.4)%	7,397	(3.7)%	7,684
Industrial	5,836	(1.7)%	5,938	1.3%	5,863
Other	586	2.4%	572	(1.5)%	581
Total retail sales	21,284	(3.9)%	22,139	(3.4)%	22,919
Wholesale	2,595	26.6%	2,049	4.3%	1,965
Total	23,879	(1.3)%	24,188	(2.8)%	24,884

•	2012 vs 2011	Retail sales volume decreased by 983 GWh primarily due to the effects of milder weather. The increase in wholesale sales is primarily due to higher contract utilization by a wholesale customer.

•	2011 vs 2010	Total retail sales volumes decreased by 775 GWh due to weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2012	Change	2011	Change	2010
Operating revenues	$355.6	(8.2)%	$387.4	(12.3)%	$441.6
Less: Gas purchased for resale	196.6	(18.0)%	239.7	(16.6)%	287.4
Margin	$159.0	7.7%	$147.7	(4.2)%	$154.2

•	2012 vs 2011	Margin increased $8.3 million due to the SCPSC-approved increases in retail gas base rates under the RSA which became effective with the first billing cycles of November 2011 and 2012.

•	2011 vs 2010
Margin decreased $8.2 million due to the SCPSC-approved decrease in retail gas base rates under the RSA which became effective with the first billing cycle of November 2010. This decrease was partially offset by an increase of $1.8 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2011.

Sales volumes (in MMBTU) by class, including transportation gas, were as follows:

Classification (in thousands)	2012	Change	2011	Change	2010
Residential	10,153	(13.0)%	11,674	(21.9)%	14,954
Commercial	11,723	(2.9)%	12,071	(8.9)%	13,255
Industrial	19,341	14.0%	16,963	2.8%	16,497
Transportation gas	4,707	7.6%	4,376	16.7%	3,749
Total	45,924	1.9%	45,084	(7.0)%	48,455

•	2012 vs 2011
Residential and commercial sales volume decreased primarily due to milder weather. Industrial and transportation sales volumes increased due to the competitive price of gas versus alternate fuel sources.

•	2011 vs 2010
Residential and commercial sales decreased primarily due to milder weather. Industrial and transportation sales increased primarily as a result of improved economic conditions and the competitive price of gas versus alternate fuel sources.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2012	Change	2011	Change	2010
Other operation and maintenance	$541.6	5.1%	$515.1	0.1%	$514.4
Depreciation and amortization	293.4	2.6%	286.1	5.5%	271.3
Other taxes	188.3	3.2%	182.5	4.5%	174.7

•	2012 vs 2011
Other operation and maintenance expenses increased by $9.3 million due to higher generation, transmission and distribution expenses, by $1.7 million due to higher general expenses and by $14.2 million due to higher incentive compensation and other benefits. Depreciation and amortization expense increased primarily due to net property additions. Other taxes increased primarily due to higher property taxes.

•	2011 vs 2010
Other operation and maintenance expenses increased primarily due to higher generation, transmission and distribution expenses. Depreciation and amortization expense increased primarily due to net property additions. Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain non-utility activities. Components of other income (expense), were as follows:

Millions of dollars	2012	Change	2011	Change	2010
Other income	$0.4	(91.8)%	$4.9	(59.5)%	$12.1
Other expense	(17.9)	51.7%	(11.8)	(21.9)%	(15.1)
Total	$(17.5)	*	$(6.9)	*	$(3.0)
*                       Greater than 100%

•	2012 vs 2011	Total other income (expense) decreased primarily due to higher non-utility related employee benefit costs in 2012.

•	2011 vs 2010	Total other income (expense) decreased primarily due to lower pension income in 2011.

Interest Expense

Components of interest expense, net of the debt component of AFC, were as follows:

Millions of dollars	2012	Change	2011	Change	2010
Interest on long-term debt, net	$200.7	5.1%	$191.0	7.3%	$178.0
Other interest expense	9.8	(27.4)%	13.5	55.2%	8.7
Total	$210.5	2.9%	$204.5	9.5%	$186.7

Interest on long-term debt increased in each year primarily due to increased long-term borrowings. Other interest expense decreased in 2012 and increased in 2011, primarily due to corresponding changes in principal balances outstanding on short-term debt over the respective prior year and also due to the reversal in 2012 of interest which had been accrued in 2011 related to a tax uncertainty that was resolved (see Note 5 to the consolidated financial statements).

Income Taxes

Income tax expense increased in 2012 over 2011 and in 2011 over 2010 primarily due to increases in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short- and long-term indebtedness. Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt. Consolidated SCE&G’s ratio of earnings to fixed charges for the year ended December 31, 2012 was 3.29.

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

Cash outlays for property additions and construction expenditures, including nuclear fuel, net of AFC were $1.0 billion in 2012 and are estimated to be $1.5 billion in 2013.

Consolidated SCE&G’s current estimates of its capital expenditures for construction and nuclear fuel for 2013-2015, which are subject to continuing review and adjustment, are as follows:

Estimated Capital Expenditures

Millions of dollars	2013	2014	2015
Consolidated SCE&G - Normal
Generation	$135	$127	$125
Transmission & Distribution	218	216	270
Other	9	11	18
Gas	51	50	52
Common	8	7	5
Total Consolidated SCE&G - Normal	421	411	470
New Nuclear (including transmission)	957	980	867
Cash Requirements for Construction	1,378	1,391	1,337
Nuclear Fuel	108	55	39
Total Estimated Capital Expenditures	$1,486	$1,446	$1,376

Consolidated SCE&G’s contractual cash obligations as of December 31, 2012 are summarized as follows:

Contractual Cash Obligations

	Payments due by period
Millions of dollars	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term and short-term debt including interest	$7,974	$814	$642	$1,098	$5,420
Capital leases	12	3	6	1	2
Operating leases	33	6	6	1	20
Purchase obligations	4,008	908	1,058	2,042	—
Other commercial commitments	1,967	549	519	250	649
Total	$13,994	$2,280	$2,231	$3,392	$6,091

Included in the table above in purchase obligations is SCE&G’s portion of a contractual agreement for the design and construction of the New Units at the Summer Station site. SCE&G expects to be a joint owner and share operating costs and generation output of the New Units, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and other joint owner (or owners) the remaining 45 percent.

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

At December 31, 2012, Consolidated SCE&G had posted $26.2 million in cash collateral for interest rate derivative contracts.

Financing Limits and Related Matters

Consolidated SCE&G’s issuance of various securities, including long-term and short-term debt, is subject to customary approval or authorization by regulatory bodies including the SCPSC and FERC. Financing programs currently utilized by Consolidated SCE&G follow.

SCE&G has obtained FERC authority to issue short-term indebtedness and to assume liabilities as a guarantor(pursuant to Section 204 of the Federal Power Act). SCE&G may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding with maturity dates of one year or less, and may enter into guaranty agreements in favor of lenders, bankers, and dealers in commercial paper in amounts not to exceed $600 million. GENCO has obtained FERC authority to issue short-term indebtedness not to exceed $150 million outstanding with maturity dates of one year or less. The authority described herein will expire in October 2014.

In October 2012, the Consolidated SCE&G's existing committed LOCs were amended and extended. As a result, at December 31, 2012 SCE&G and Fuel Company were parties to five-year credit agreements in the amounts of $1.2 billion, (of which $500 million relates to Fuel Company) which expire in October 2017. In addition, at December 31, 2012 SCE&G was party to a three-year credit agreement in the amount of $200 million which expires in October 2015. These credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. For a list of banks providing credit support and other information, see Note 4 to the consolidated financial statements.
As of December 31, 2012, Consolidated SCE&G had no outstanding borrowings under its $1.4 billion facilities, had approximately $449 million in commercial paper borrowings outstanding, was obligated under $0.3 million in LOC-supported letters of credit, and had approximately $51 million in cash and temporary investments. Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity. Average short-term borrowings outstanding during 2012 were approximately $443 million. Short-term cash needs were met primarily through the issuance of commercial paper.

At December 31, 2012, Consolidated SCE&G’s long-term debt portfolio has a weighted average maturity of approximately 19 years and bears an average cost of 5.87%. Substantially all of Consolidated SCE&G's long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCE&G’s Restated Articles of Incorporation do not limit the dividends that may be paid on its common stock. However, SCE&G’s bond indenture contains provisions that, under certain circumstances, which SCE&G considers to be remote, could limit the payment of cash dividends on its common stock, all of which is beneficially owned by SCANA.

With respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 2012, approximately $61.0 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

SCE&G is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2012, the Bond Ratio was 5.22.

Financing Activities

In January 2013, JEDA issued for the benefit of SCE&G $39.5 million of 4.0% tax-exempt industrial revenue bonds due February 1, 2028, and $14.7 million of 3.63% tax-exempt industrial revenue bonds due February 1, 2033. Proceeds from these sales were loaned by JEDA to SCE&G and, together with other available funds, were used to redeem prior to maturity $56.9 million of 5.2% industrial revenue bonds due November 1, 2027.

In November 2012, SCE&G repaid at maturity $4.4 million of 4.2% tax-exempt industrial revenue bonds, and repaid prior to maturity $29.2 million of 5.45% tax-exempt industrial revenue bonds due November 1, 2032.

In July 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042 (issued at a premium with a yield of 3.86%), which constituted a reopening of the prior offering of $250 million of 4.35% first mortgage bonds which were issued in January 2012. Proceeds from these sales were used to repay short-term debt primarily incurred as a result of SCE&G's construction program, to finance capital expenditures and for general corporate purposes.

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

During 2012 there were net cash inflows related to financing activities of $318 million primarily due to the issuance long-term debt and contribution from parent, partially offset by repayment of short- and long-term debt and payment of dividends.

SCE&G received approximately $14 million in 2012 from the settlement of interest rate contracts associated with the issuance of long-term debt.

In February 2013, Consolidated SCE&G’s Boards of Directors declared to pay dividends on common stock of $64.0 million, payable on April 1, 2013.

For additional information, see Note 4 to the consolidated financial statements.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (Tax Relief Act) was signed into law.  Major tax incentives in the Tax Relief Act included 100% bonus depreciation for property placed in service after September 8, 2010 and through 2011 and 50% bonus depreciation for property placed in service for 2012.  The American Taxpayer Relief Act of 2012 extended the 50% bonus depreciation for property placed in service in 2013.  These incentives, along with certain other deductions, have had a positive impact on the cash flows of Consolidated SCE&G and are expected to continue to do so through 2013.

ENVIRONMENTAL MATTERS

Consolidated SCE&G’s operations are subject to extensive regulation by various federal and state authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes. Applicable statutes and rules include the CAA, CWA, Nuclear Waste Act and CERCLA, among others. Compliance with these environmental requirements involves significant capital and operating costs, which Consolidated SCE&G expects to recover through existing ratemaking provisions.

For the three years ended December 31, 2012, Consolidated SCE&G’s capital expenditures for environmental control equipment at its fossil fuel generating stations totaled $79.6 million. In addition, Consolidated SCE&G made expenditures to operate and maintain environmental control equipment at its fossil plants of $10.2 million in 2012, $7.9 million during 2011 and $6.5 million during 2010, which are included in “Other operation and maintenance” expense and made expenditures to handle waste ash of $7.9 million in 2012, $8.7 million in 2011 and $5.9 million in 2010, which are included in “Fuel used in electric generation.” In addition, included within “Other operation and maintenance” expense is an annual amortization of $1.4 million in each of 2012, 2011 and 2010 related to SCE&G's recovery of MGP remediation costs as approved by the SCPSC. It is not possible to estimate all future costs related to environmental matters, but forecasts for capitalized environmental expenditures for Consolidated SCE&G are $15.3 million for 2013 and $96.0 million for the four-year period 2014-2017.  These expenditures are included in Consolidated SCE&G's Estimated Capital Expenditures table, are discussed in Liquidity and Capital Resources, and include known costs related to the matters discussed below.

At the state level, no significant environmental legislation that would affect Consolidated SCE&G’s operations advanced during 2012. Consolidated SCE&G cannot predict whether such legislation will be introduced or enacted in 2013, or if new regulations or changes to existing regulations at the state level will be implemented in the coming year. Several regulatory initiatives at the federal level did advance in 2012 and more are expected to advance in 2013 as described below.

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

From a regulatory perspective, SCE&G and GENCO continually monitor and evaluate their current and projected emission levels and strive to comply with all state and federal regulations regarding those emissions. SCE&G and GENCO participate in the sulfur dioxide and nitrogen oxide emission allowance programs with respect to coal plant emissions and also have constructed additional pollution control equipment at several larger coal-fired electric generating plants. Further, SCE&G is engaged in pre-construction activities of the New Units which are expected to reduce GHG emission levels significantly once they are completed and dispatched by potentially displacing some of the current coal-fired generation sources. These actions are expected to address many of the rules and regulations discussed below.

In December 2009, the EPA issued a final finding that atmospheric concentrations of GHG endanger public health and welfare within the meaning of Section 202(a) of the CAA. The finding, which became effective in January 2010, enabled the EPA to regulate GHG emissions under the CAA. On April 13, 2012, the EPA issued a proposed rule to establish an NSPS for GHG emissions from fossil fuel-fired electric generating units. If finalized as proposed, this rule would establish performance standards for new and modified generating units, along with emissions guidelines for existing generating units. This rule would amend the NSPS for electric generating units and establish the first NSPS for GHG emissions. Essentially, the rule would require all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. While most new natural gas plants will not be required to include any new technologies, no new coal plants could be constructed without carbon capture and sequestration capabilities. Consolidated SCE&G is evaluating the proposed rule, but cannot predict when the rule will become final, if at all, or what conditions it may impose, if any. Any costs incurred to comply with GHG emission requirements are expected to be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the Court vacated CSAPR and left CAIR in place. The EPA's petition for rehearing of the Court's order has been denied. Air quality control installations that SCE&G and GENCO have already completed allowed Consolidated SCE&G to comply with the reinstated CAIR.  Consolidated SCE&G will continue to pursue strategies to comply with all applicable environmental regulations. Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

In June 2010, the EPA issued a final rule for a one-hour ambient air quality standard for sulfur dioxide. This standard may require some of SCE&G’s smaller coal-fired units to reduce their sulfur dioxide emissions to levels to be determined by the EPA and/or DHEC. The costs incurred to comply with this standard are expected to be recovered through rates.

 In January 2013, the EPA issued a final rule for an annual ambient air quality standard related to particulate matter smaller than or equal in size to 2.5 microns, significantly revising the existing standard from 15 ug/m3 (micrograms per cubic meter) to 12 ug/m3. The rule takes effect on March 18, 2013.  SCE&G anticipates that DHEC monitors throughout South

Carolina will indicate compliance with the new standard.  While SCE&G does not anticipate a significant impact from this new standard, the costs incurred to comply with this new standard, if any, are expected to be recovered through rates.

Physical effects associated with climate changes could include the impact of possible changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to Consolidated SCE&G’s electric system, as well as impacts on employees and customers and on its supply chain and many others. Much of the service territory of SCE&G is subject to the damaging effects of Atlantic and Gulf coast hurricanes and also to the damaging impact of winter ice storms. To help mitigate the financial risks arising from these potential occurrences, SCE&G maintains insurance on certain properties. In addition, SCE&G has collected funds from customers for its storm damage reserve (see Note 2 to the consolidated financial statements). As part of its ongoing operations, SCE&G maintains emergency response and storm preparation plans and teams who receive ongoing training and related simulations in advance of such storms, all in order to allow Consolidated SCE&G to protect its assets and to return its systems to normal reliable operation in a timely fashion following any such event.

In April 2012, the EPA's rule containing new standards for mercury and other specified air pollutants became effective.  The rule provides up to four years for facilities to meet the standards, and Consolidated SCE&G's evaluation of the rule is ongoing. Consolidated SCE&G's decision in 2012 to retire certain coal-fired units or convert them to burn natural gas and its project to build the New Units (see Note 1 to the consolidated financial statements) along with other actions are expected to result in Consolidated SCE&G's compliance with the EPA's rule.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

The EPA is conducting an enforcement initiative against the utilities industry related to the NSR provisions and the NSPS of the CAA. As part of the initiative, many utilities have received requests for information under Section 114 of the CAA. In addition, the DOJ, on behalf of EPA, has taken civil enforcement action against several utilities. The primary basis for these actions is the assertion by EPA that maintenance activities undertaken by the utilities at their coal-fired power plants constituted “major modifications” which required the installation of costly BACT. Some of the utilities subject to the actions have reached settlement. To date, SCE&G and GENCO have received and responded to Section 114 requests for information related to Canadys, Wateree and Williams Stations. The current state of continued DOJ civil enforcement is the subject of industry-wide speculation, and it cannot be determined whether Consolidated SCE&G will be affected by the initiative in the future. Consolidated SCE&G believes that any enforcement action relative to its compliance with the CAA would be without merit. Consolidated SCE&G further believes that the previously discussed installation of equipment responsive to CAIR will mitigate many of the alleged concerns with NSR.

Water Quality

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued and renewed for all of SCE&G’s and GENCO’s generating units. Concurrent with renewal of these permits, the permitting agency has implemented a more rigorous program of monitoring and controlling discharges, has modified the requirements for new cooling water intake structures, and has required strategies for toxicity reduction in wastewater streams. The EPA has said that it will issue a rule by mid 2013 that modifies requirements for existing cooling water intake structures. Consolidated SCE&G is conducting studies and is developing or implementing compliance plans for these initiatives. Congress is expected to consider further amendments to the CWA. Such legislation may include toxicity-based standards as well as limitations to mixing zones. These provisions, if passed, could have a material impact on the financial condition, results of operations and cash flows of the Consolidated SCE&G. Consolidated SCE&G believes that any additional costs imposed by such regulations would be recoverable through rates.

Hazardous and Solid Wastes

The EPA has stated its intention to propose, in 2013, new federal regulations affecting the management and disposal of CCRs, such as ash. Such regulations could result in the treatment of some CCRs as hazardous waste and could impose significant costs to utilities, such as SCE&G and GENCO. While Consolidated SCE&G cannot predict how extensive the regulations will be, Consolidated SCE&G believes that any additional costs imposed by such regulations would be recoverable through rates.

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998. The Nuclear Waste Act also imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of December 31, 2012, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability in its existing fuel pool until at least 2017 and has commenced construction of a dry cask storage facility to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available.

The provisions of CERCLA authorize the EPA to require the clean-up of hazardous waste sites. In addition, the state of South Carolina has a similar law. Consolidated SCE&G maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental clean up. In addition, regulators from the EPA and other federal or state agencies periodically notify Consolidated SCE&G that it may be required to perform or participate in the investigation and remediation of a hazardous waste site. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures may differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. Such amounts are recorded in regulatory assets and amortized with recovery provided through rates. Consolidated SCE&G has assessed the following matters:

Electric Operations

SCE&G maintains an environmental assessment program to identify and evaluate its current and former operations sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. Amounts expected to be recovered through rates are recorded in regulatory assets and, if applicable, amortized over approved amortization periods.  Other environmental costs are recorded to expense.

Gas Distribution

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC. SCE&G anticipates that major remediation activities at these sites will continue until 2016 and will cost an additional $22.2 million. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At December 31, 2012, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $38.5 million and are included in regulatory assets.

REGULATORY MATTERS

Material retail rate proceedings are described in Note 2 to the consolidated financial statements.

SCE&G is subject to the jurisdiction of the SEC as to the issuance of certain securities and other matters; the SCPSC as to retail electric and gas rates, service, accounting, issuance of securities (other than short-term borrowings) and other matters; and FERC as to issuance of short-term borrowings, guarantees of short-term indebtedness, certain acquisitions and other matters.

GENCO is subject to the jurisdiction of the SCPSC as to issuance of securities (other than short-term borrowings) and is subject to the jurisdiction of FERC as to issuance of short-term borrowings, accounting, certain acquisitions and other matters.

Fuel Company is subject to the jurisdiction of the SEC as to the issuance of certain securities.

Consolidated SCE&G is subject to CFTC jurisdiction to the extent it transacts swaps as defined in Dodd-Frank.

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

Consolidated SCE&G’s generation assets would be exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, Consolidated SCE&G could be required to write down its investment in those assets. Consolidated SCE&G cannot predict whether any write-downs would be necessary and, if they were, the extent to which they would affect Consolidated SCE&G’s results of operations in the period in which they would be recorded. As of December 31, 2012, Consolidated SCE&G’s net investments in fossil/hydro and nuclear generation assets were $3.0 billion and $2.4 billion, respectively.

Revenue Recognition and Unbilled Revenues

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers are billed on cycles which vary based on the timing of the actual reading of their electric and gas meters, SCE&G records estimates for unbilled revenues at the end of each reporting period. Such unbilled revenue amounts reflect estimates of the amount of energy delivered to customers for which they have not yet been billed. Such unbilled revenues reflect consideration of estimated usage by customer class, the effects of different rate schedules, changes in weather and, where applicable, the impact of weather normalization provisions of rate structures. The accrual of unbilled revenues in this manner properly matches revenues and related costs. As of December 31, 2012 and 2011, accounts receivable included unbilled revenues of $129.0 million and $117.8 million, respectively, compared to total revenues of $2.8 billion for each of such years.

Nuclear Decommissioning

Accounting for decommissioning costs for nuclear power plants involves significant estimates related to costs to be incurred many years into the future. Among the factors that could change SCE&G’s accounting estimates related to decommissioning costs are changes in technology, changes in regulatory and environmental remediation requirements, and changes in financial assumptions such as discount rates and timing of cash flows. Changes in any of these estimates could significantly impact SCE&G’s financial position and cash flows (although changes in such estimates should be earnings-neutral, because these costs are expected to be collected from ratepayers).

Based on a recently completed decommissioning cost study, SCE&G’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer Station Unit 1, including both the cost of decommissioning plant components that are and are not subject to radioactive contamination, totals $696.8 million, stated in 2012 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer Station Unit 1. The cost estimate assumes that the site would be maintained over a period of 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

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

Asset Retirement Obligations

Consolidated SCE&G accrues for the legal obligation associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation in accordance with applicable accounting guidance. The obligations are recognized at present value in the period in which they are incurred and associated asset retirement costs are capitalized as a part of the carrying amount of the related long-lived assets. Because such obligations relate primarily to Consolidated SCE&G’s utility operations, their recording has no significant impact on results of operations. As of December 31, 2012, Consolidated SCE&G has recorded AROs of $182 million for nuclear plant decommissioning (as discussed above) and AROs of $353 million for other conditional obligations related to generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded in accordance with the relevant accounting guidance are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments may be made many years in the future. Changes in these estimates will be recorded over time; however, these changes in estimates are not expected to materially impact results of operations so long as the regulatory framework for utilities remains in place.

Accounting for Pensions and Other Postretirement Benefits

SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all regular, full-time employees. SCANA recognizes the funded status of its defined benefit pension plan as an asset or liability and changes in funded status as a component of net periodic benefit cost or other comprehensive income, net of tax, or as a regulatory asset as required by accounting guidance. SCANA’s plan is adequately funded under current regulations. Accounting guidance requires the use of several assumptions, the selection of which has an impact on the resulting pension cost recorded. Among the more sensitive assumptions are those surrounding discount rates and expected returns on assets. SCANA's net pension cost of $28.5 million ($23.3 million attributable to SCE&G) recorded in 2012 reflects the use of a 5.25% discount rate, derived using a cash flow matching technique, and an assumed 8.25% long-term rate of return on plan assets. SCANA believes that these assumptions were, and that the resulting pension cost amount was, reasonable. For purposes of comparison, using a discount rate of 5.00% in 2012 would have increased SCANA’s pension cost by $1.5 million. Further, had the assumed long-term rate of return on assets been 8.00%, SCANA’s pension cost for 2012 would have increased by $1.8 million.

The following information with respect to pension assets (and returns thereon) should also be noted.

SCANA determines the fair value of a large majority of its pension assets utilizing market quotes or derives them from modeling techniques that incorporate market data. Only a small portion of assets are valued using less transparent (“Level 3”) methods.

In developing the expected long-term rate of return assumptions, SCANA evaluates historical performance, targeted allocation amounts and expected payment terms. As of the beginning of 2012, the plan’s historical 10, 15, 20 and 25 year cumulative performance showed actual returns of 4.2%, 6.8%, 8.6% and 9.3%, respectively. The 2012 expected long-term rate of return of 8.25% was based on a target asset allocation of 65% with equity managers and 35% with fixed income managers. SCANA regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate. As of the beginning of 2013, the plan’s historical 10, 15, 20 and 25 year cumulative performance showed actual returns of 7.5%, 6.3%, 8.8% and 9.7%, respectively. For 2013, the expected rate of return is 8.00%.

Due to turmoil in the financial markets and the resultant declines in plan asset values in the fourth quarter of 2008, SCE&G recorded significant amounts of pension cost in 2009, 2010, 2011 and 2012 compared to the pension income recorded previously. However, in February 2009, SCE&G was granted accounting orders by the SCPSC which allowed it to mitigate a significant portion of this increased pension cost by deferring as a regulatory asset the amount of pension expense above the level that was included in then current cost of service rates for its retail electric and gas distribution regulated operations. In July 2010, upon implementation of retail electric base rates, SCE&G began deferring as a regulatory asset all pension cost related to its regulated retail electric operations that otherwise would have been charged to expense. In November 2010, upon the updated gas rates becoming effective under the RSA, SCE&G began deferring as a regulatory asset, all pension cost related to its regulated natural gas operations that otherwise would have been charged to expense.

As part of the December 2012 rate order, deferred pension costs related to electric operations of approximately $63 million will be amortized over approximately 30 years, and current pension expense for electric operations will be recovered through a pension cost rider starting in January 2013.

The pension trust is adequately funded under current regulations, and no contributions have been required since 1997. Management does not anticipate the need to make pension contributions until after 2014.

In addition to pension benefits, SCE&G participates in SCANA’s unfunded postretirement health care and life insurance programs which provide benefits to certain active and retired employees. SCANA accounts for the cost of postretirement medical and life insurance benefit plans in a similar manner to that used for its defined benefit pension plan. This plan is unfunded, so no assumptions related to rate of return on assets impact the net expense recorded; however, the selection of discount rates can significantly impact the actuarial determination of net expense. SCANA used a discount rate of 5.35%, derived using a cash flow matching technique, and recorded a net cost to SCE&G of $14.9 million for 2012. Had the selected discount rate been 5.10% (25 basis points lower than the discount rate referenced above), the expense for 2012 would have been $0.5 million higher. Because the plan provisions include “caps” on company per capita costs, healthcare cost inflation rate assumptions do not materially impact the net expense recorded.

NEW NUCLEAR CONSTRUCTION MATTERS

SCE&G and Santee Cooper are parties to construction and operating agreements in which they agreed to be joint owners, and share operating costs and generation output, of two 1,117 MW nuclear generation units currently being constructed at the site of Summer Station, with SCE&G responsible for 55% of the cost and receiving 55% of the output, and Santee Cooper responsible for and receiving the remaining 45%. Under these agreements, SCE&G has the primary responsibility for oversight of the construction of the New Units and will be responsible for the operation of the New Units as they come online.

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

On March 30, 2012, the NRC approved and issued COLs for the New Units. On April 19, 2012, SCE&G, on behalf of itself and as agent for Santee Cooper, issued a Full Notice to Proceed to the Consortium for construction of the New Units, allowing for the commencement of safety related aspects of the project. The first New Unit is scheduled for substantial completion in 2017, and the second New Unit is scheduled for substantial completion in 2018.

In May 2011, the SCPSC approved an updated capital cost schedule sought by SCE&G that, among other matters, incorporated then-identifiable additional capital costs of $173.9 million (SCE&G's portion in 2007 dollars).

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude. During the course of activities under the EPC Contract, issues have materialized that impact project budget and schedule. Claims specifically relating to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site resulted in assertions of contractual entitlement to recover additional costs to be incurred. On July 11, 2012, SCE&G and the Consortium finalized an agreement which set SCE&G's portion of the costs for these specific claims at approximately $138 million (in 2007 dollars). As described below, SCE&G anticipates that these additional costs, as well as other costs that may be identified from time to time, will be recoverable through rates.

In November 2012, the SCPSC approved an updated construction schedule and additional updated capital costs of $278 million (SCE&G's portion in 2007 dollars). The November 2012 order approved additional identifiable capital costs of approximately $1 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel. In addition, the order approved revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the above amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site. Thereafter, two parties filed separate petitions requesting that the SCPSC reconsider its November 2012 order. On December 12, 2012, the SCPSC denied both petitions.

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units. In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing. These conditions and requirements are responsive to the NRC's Near-Term Task Force report titled “Recommendations for Enhancing Reactor Safety in the 21st Century.” This report was prepared in the wake of the March 2011 earthquake-generated tsunami, which severely damaged several nuclear generating units and their back-up cooling systems in Japan. SCE&G is evaluating the impact these conditions and requirements impose on the construction and operation of the New Units. SCE&G cannot predict what additional regulatory or other outcomes may be implemented in the United States, or how such initiatives would impact SCE&G's existing Summer Station or the construction or operation of the New Units.

In February 2013, work began on the reinforcing bar reconfiguration in the Unit 2 nuclear island elevator pit and sump areas.  The initial pouring of the Unit 2 nuclear island basemat could take place in the first quarter of 2013 following the completion of this work and based upon an expedited approval  by the NRC staff.  It is not anticipated that the resolution of this issue will cause a delay in the commercial operation of the New Units in 2017 and 2018.

As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units. Santee Cooper has been engaged in discussions with several parties that may result in one or more of them executing a power purchase agreement or acquiring a portion of Santee Cooper's ownership interest in the New Units. SCE&G is unable to predict whether any change in Santee Cooper's ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units. Any such project cost increase or delay could be material.

OTHER MATTERS

Financial Regulatory Reform

In July 2010, Dodd-Frank became law. This law provides for substantial additional regulation of over-the-counter and security-based derivative instruments, among other things, and requires numerous rule-makings by the CFTC and the SEC to implement. Consolidated SCE&G has determined that it meets the end-user exception in Dodd-Frank, with the lowest level of required regulatory reporting burden imposed by this law. Consolidated SCE&G is currently complying with these enacted regulations and intends to comply with regulations enacted in the future, but cannot predict when the final regulations will be issued or what requirements they will impose.

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

	Expected Maturity Date
December 31, 2012 Millions of dollars	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	159.5	45.1	8.6	8.1	7.7	3,405.9	3,634.9	4,458.0
Average Interest Rate (%)	6.98	4.84	4.85	5.01	5.12	5.60	5.65	—
Variable Rate ($)	—	—	—	—	—	67.8	67.8	65.8
Average Variable Interest Rate (%)	—	—	—	—	—	0.17	0.17	—
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	600.0	300.0	—	—	—	71.4	971.4	(2.5)
Average Pay Interest Rate (%)	3.01	2.48	—	—	—	3.29	2.87	—
Average Receive Interest Rate (%)	0.31	0.31	—	—	—	0.13	0.29	—

	Expected Maturity Date
December 31, 2011 Millions of dollars	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	13.3	158.2	43.7	7.3	7.2	2,940.0	3,169.7	3,857.9
Average Interest Rate (%)	4.82	7.02	4.95	5.51	5.55	5.81	5.86	—
Variable Rate ($)	—	—	—	—	—	68.3	68.3	68.3
Average Variable Interest Rate (%)	—	—	—	—	—	0.16	0.16	—
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	250.0	150.0	—	—	—	71.4	471.4	(75.6)
Average Pay Interest Rate (%)	2.60	4.89	—	—	—	3.29	3.43	—
Average Receive Interest Rate (%)	0.58	0.58	—	—	—	0.11	0.51	—

While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

The above tables exclude long-term debt of $9 million at December 31, 2012 and $15 million at December 31, 2011, which amounts do not have stated interest rates associated with them.

For further discussion of Consolidated SCE&G’s long-term debt and interest rate derivatives, see Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources and Notes 4 and 6 to the consolidated financial statements.

The SCPSC authorized suspension of SCE&G's natural gas hedging program in January 2012, and SCE&G was not a party to any natural gas derivative instruments at December 31, 2012.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
South Carolina Electric & Gas Company
Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of South Carolina Electric & Gas Company and affiliates (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in Part IV at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 28, 2013

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED BALANCE SHEETS

December 31, (Millions of dollars)	2012	2011
Assets
Utility Plant In Service	$10,096	$10,312
Accumulated Depreciation and Amortization	(3,322)	(3,367)
Construction Work in Progress	2,073	1,472
Plant to be Retired, Net	362	—
Nuclear Fuel, Net of Accumulated Amortization	166	171
Utility Plant, Net ($640 and $662 related to VIEs)	9,375	8,588
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	57	52
Assets held in trust, net-nuclear decommissioning	94	84
Other investments	3	2
Nonutility Property and Investments, Net	154	138
Current Assets:
Cash and cash equivalents	51	16
Receivables, net of allowance for uncollectible accounts of $3 and $3	483	482
Receivables-affiliated companies	2	9
Inventories (at average cost):
Fuel	203	196
Materials and supplies	126	120
Emission allowances	1	2
Prepayments and other	143	82
Deferred income taxes	—	8
Total Current Assets ($206 and $193 related to VIEs)	1,009	915
Deferred Debits and Other Assets:
Regulatory assets	1,377	1,206
Other	189	190
Total Deferred Debits and Other Assets ($54 and $61 related to VIEs)	1,566	1,396
Total	$12,104	$11,037

See Notes to Consolidated Financial Statements.

December 31, (Millions of dollars)	2012	2011
Capitalization and Liabilities
Common equity	$3,929	$3,665
Noncontrolling interest	114	108
Total Equity	4,043	3,773
Long-Term Debt, net	3,557	3,222
Total Capitalization	7,600	6,995
Current Liabilities:
Short-term borrowings	449	512
Current portion of long-term debt	165	19
Accounts payable	281	231
Affiliated payables	124	136
Customer deposits and customer prepayments	51	54
Taxes accrued	151	150
Interest accrued	63	54
Dividends declared	46	39
Derivative financial instruments	66	2
Other	50	61
Total Current Liabilities	1,446	1,258
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,479	1,371
Deferred investment tax credits	36	40
Asset retirement obligations	535	449
Postretirement benefits	254	179
Regulatory liabilities	665	575
Other	89	170
Total Deferred Credits and Other Liabilities	3,058	2,784
Commitments and Contingencies (Note 10)	—	—
Total	$12,104	$11,037

See Notes to Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, (Millions of dollars)	2012	2011	2010
Operating Revenues:
Electric	$2,453	$2,432	$2,374
Gas	356	387	441
Total Operating Revenues	2,809	2,819	2,815
Operating Expenses:
Fuel used in electric generation	844	922	947
Purchased power	28	19	17
Gas purchased for resale	197	240	287
Other operation and maintenance	542	515	514
Depreciation and amortization	293	286	271
Other taxes	188	183	175
Total Operating Expenses	2,092	2,165	2,211
Operating Income	717	654	604
Other Income (Expense):
Other income	—	5	12
Other expenses	(18)	(12)	(15)
Interest charges, net of allowance for borrowed funds used during construction of $11, $7 and $10	(211)	(204)	(186)
Allowance for equity funds used during construction	21	13	19
Total Other Expense	(208)	(198)	(170)
Income Before Income Tax Expense	509	456	434
Income Tax Expense	157	140	130
Net Income	352	316	304
Less Net Income Attributable to Noncontrolling Interest	11	10	14
Earnings Available to Common Shareholder	$341	$306	$290
Dividends Declared on Common Stock	$209	$189	$199

See Notes to Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, (Millions of dollars)	2012	2011	2010

Net Income	$352	$316	$304
Other Comprehensive Income (Loss), net of tax:
Deferred cost of employee benefit plans, net of tax $-, $- and $18	(1)	(1)	29
Amortization of deferred employee benefit plan costs reclassified to net income, net of tax $-, $- and $1	—	—	2
Other Comprehensive Income (Loss)	(1)	(1)	31
Total Comprehensive Income	351	315	335
Less comprehensive income attributable to noncontrolling interest	(11)	(10)	(14)
Comprehensive income available to common shareholder	$340	$305	$321

See Notes to Consolidated Financial Statement

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (Millions of dollars)	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$352	$316	$304
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	4	2	2
Deferred income taxes, net	116	138	234
Depreciation and amortization	294	288	276
Amortization of nuclear fuel	44	40	36
Allowance for equity funds used during construction	(21)	(13)	(19)
Carrying cost recovery	—	—	(3)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	35	(31)	(110)
Inventories	(60)	(25)	(5)
Prepayments	(64)	82	(87)
Regulatory assets	(158)	(165)	(55)
Other regulatory liabilities	64	(12)	(11)
Accounts payable	27	(48)	59
Taxes accrued	1	13	9
Interest accrued	9	4	(1)
Other assets	(84)	27	(78)
Other liabilities	115	39	120
Net Cash Provided From Operating Activities	674	655	671
Cash Flows From Investing Activities:
Property additions and construction expenditures	(978)	(786)	(771)
Proceeds from investments and sales of assets (including derivative collateral posted)	275	11	49
Investment in affiliate	—	—	41
Purchase of investments (including derivative collateral posted)	(268)	(57)	(43)
Payments upon interest rate contract settlement	—	(31)	—
Proceeds from interest rate contract settlement	14	—	—
Net Cash Used For Investing Activities	(957)	(863)	(724)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	513	379	90
Contribution from parent	128	107	146
Repayment of long-term debt	(49)	(206)	(219)
Dividends	(202)	(205)	(195)
Short-term borrowings-affiliate, net	(9)	(13)	1
Short-term borrowings, net	(63)	131	127
Net Cash Provided From (Used For) Financing Activities	318	193	(50)
Net Increase (Decrease) in Cash and Cash Equivalents	35	(15)	(103)
Cash and Cash Equivalents, January 1	16	31	134
Cash and Cash Equivalents, December 31	$51	$16	$31
Supplemental Cash Flow Information:
Cash paid for—Interest (net of capitalized interest of $11, $7 and $9)	$186	$181	$175
—Income taxes	105	—	31
Noncash Investing and Financing Activities:
Accrued construction expenditures	116	75	168
Capital lease	8	6	—

See Notes to Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
Millions	Shares	Amount	Earnings	Loss	Interest	Equity
Balance at January 1, 2010	40	$1,788	$1,407	$(33)	$97	$3,259
Earnings available for common shareholder			290		14	304
Deferred cost of employee benefit plans, net of tax $19				31		31
Total Comprehensive Income			290	31	14	335
Capital contributions from parent		146				146
Cash dividends declared			(192)		(7)	(199)
Balance at December 31, 2010	40	1,934	1,505	(2)	104	3,541
Earnings Available for Common Shareholder			306		10	316
Deferred Cost of Employee Benefit Plans, net of tax $-				(1)		(1)
Total Comprehensive Income (Loss)			306	(1)	10	315
Capital contributions from parent		107				107
Cash dividends declared			(184)		(6)	(190)
Balance at December 31, 2011	40	2,041	1,627	(3)	108	3,773
Earnings Available for Common Shareholder			341		11	352
Deferred Cost of Employee Benefit Plans, net of tax $-				(1)		(1)
Total Comprehensive Income (Loss)			341	(1)	11	351
Capital contributions from parent		126			2	128
Cash dividends declared			(202)		(7)	(209)
Balance at December 31, 2012	40	$2,167	$1,766	$(4)	$114	$4,043

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

SCE&G has determined that it has a controlling financial interest in GENCO and Fuel Company (which are considered to be VIEs), and accordingly, the accompanying consolidated financial statements include the accounts of SCE&G, GENCO and Fuel Company. The equity interests in GENCO and Fuel Company are held solely by SCANA, SCE&G’s parent. Accordingly, GENCO’s and Fuel Company’s equity and results of operations are reflected as noncontrolling interest in Consolidated SCE&G’s consolidated financial statements. Intercompany balances and transactions between SCE&G, Fuel Company and GENCO have been eliminated in consolidation.

GENCO owns a coal-fired electric generating station with a 605 megawatt net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $475 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission and other environmental allowances. See also Note 4.

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

AFC is a noncash item that reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. Consolidated SCE&G calculated AFC using average composite rates of 6.3% for 2012, 4.6% for 2011 and 7.3% for 2010. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. SCE&G capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

Consolidated SCE&G records provisions for depreciation and amortization using the straight-line method based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates for utility plant assets were 2.91% in 2012, 2.90% in 2011 and 2.84% in 2010.

SCE&G records nuclear fuel amortization using the units-of-production method. Nuclear fuel amortization is included in “Fuel used in electric generation” and recovered through the fuel cost component of retail electric rates. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the DOE under a contract for disposal of spent nuclear fuel.

Jointly Owned Utility Plant

SCE&G jointly owns and is the operator of Summer Station Unit 1.  In addition, SCE&G will jointly own and will be the operator of the New Units being designed and constructed at the site of Summer Station.  Each joint owner provides its own financing and shares the direct expenses and generation output in proportion to its ownership of a unit.  SCE&G’s share of the direct expenses is included in the corresponding operating expenses on its income statement.

	Unit 1		New Units
As of December 31, 2012
Percent owned	66.7%		55.0%
Plant in service	$1.1	billion	—
Accumulated depreciation	$557.0	million	—
Construction work in progress	$113.6	million	$1.8	billion
As of December 31, 2011
Percent owned	66.7%		55.0%
Plant in service	$1.0	billion	—
Accumulated depreciation	$545.0	million	—
Construction work in progress	$71.0	million	$1.2	billion

SCE&G, on behalf of itself and as agent for Santee Cooper, has contracted the Consortium for the design and construction of the New Units at the site of Summer Station.  SCE&G’s share of the estimated cash outlays (future value, excluding AFC) totals approximately $6.0 billion for plant costs and for related transmission infrastructure costs, and is projected based on historical one-year and five-year escalation rates as required by the SCPSC. The first New Unit is scheduled for substantial completion in 2017, and the second in 2018.

SCE&G’s latest IRP filed with the SCPSC continues to support SCE&G’s need for 55% of the output of the New Units.  As previously reported, SCE&G has been advised by Santee Cooper that it is reviewing certain aspects of its capital improvement program and long-term power supply plan, including the level of its participation in the New Units.  Santee Cooper has been engaged in discussions with several parties that may result in one or more of them executing a power purchase agreement or acquiring a portion of Santee Cooper’s ownership interest in the New Units. SCE&G is unable to predict whether any change in Santee Cooper’s ownership interest or the addition of new joint owners will increase project costs or delay the commercial operation dates of the New Units.  Any such project cost increase or delay could be material.

Included within receivables on the balance sheet were amounts due to SCE&G from Santee Cooper for its share of direct expenses and construction costs for Summer Station Unit 1 and the New Units. These amounts totaled $92.9 million   at December 31, 2012 and $63.6 million at December 31, 2011.

Plant to be Retired

SCE&G has identified a total of six coal-fired units that it intends to retire by 2018, subject to future developments in environmental regulations, among other matters. These units have an aggregate generating capacity (summer 2012) of 730 MW. One unit, with a net carrying value of $20 million at December 31, 2012, was retired and its value is recorded in regulatory assets (see Note 2). The net carrying value of the remaining units totaled $362 million at December 31, 2012, and is identified as Plant to be Retired, Net in the consolidated financial statements. SCE&G plans to request recovery of and a return on the net carrying value of these remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

Major Maintenance

     Planned major maintenance costs related to certain fossil fuel turbine equipment and nuclear refueling outages are accrued in periods other than when incurred in accordance with approval by the SCPSC for such accounting treatment and rate recovery of expenses accrued thereunder. The difference between such cumulative major maintenance costs and cumulative collections are classified as a regulatory asset or regulatory liability on the balance sheet (see Note 2). Other planned major maintenance is expensed when incurred.

Through 2017, SCE&G is authorized to collect $18.4 million annually through electric rates to offset certain turbine maintenance expenditures. For the years ended December 31, 2012 and 2011, SCE&G incurred $11.1 million and $11.5 million, respectively, for turbine maintenance.

Nuclear refueling outages are scheduled 18 months apart, and SCE&G begins accruing for each successive scheduled outage upon completion of the preceding scheduled outage. SCE&G accrued $1.2 million per month from January 2010 through December 2012 for its portion of the outages in the spring of 2011 and the fall of 2012. Total costs for the 2011 outage were $34.1 million, of which SCE&G was responsible for $22.7 million. Total costs for the 2012 outage were $32.3 million, of which SCE&G was responsible for $21.5 million. In connection with the SCPSC's December 2012 approval of SCE&G's retail electric rates (see Note 2), effective January 1, 2013, SCE&G began to accrue $1.4 million per month for its portion of the nuclear refueling outages that are scheduled to occur through the spring of 2020.

Nuclear Decommissioning

SCE&G’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer Station Unit 1, including the cost of decommissioning plant components both subject to and not subject to radioactive contamination, totals $696.8 million, stated in 2012 dollars, pursuant an updated decommissioning cost study performed in 2012. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer Station Unit 1. The cost estimate assumes that the site will be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

Under SCE&G’s method of funding decommissioning costs, amounts collected through rates ($3.2 million pre-tax in each of 2012, 2011 and 2010) are invested in insurance policies on the lives of certain SCE&G and affiliate personnel. SCE&G transfers to an external trust fund the amounts collected through electric rates, insurance proceeds and interest thereon, less expenses. The trusteed asset balance reflects the net cash surrender value of the insurance policies and cash held by the trust. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures for Summer Station Unit 1 on an after-tax basis.

Cash and Cash Equivalents

Consolidated SCE&G considers temporary cash investments having original maturities of three months or less at time of purchase to be cash equivalents. These cash equivalents are generally in the form of commercial paper, certificates of deposit, repurchase agreements, treasury bills and notes.

Accounts Receivable

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

Environmental

SCE&G maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. Environmental remediation liabilities are accrued when the criteria for loss contingencies are met. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Probable and estimable costs are accrued related to environmental sites on an undiscounted basis. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. Amounts expected to be recovered through rates are recorded in regulatory assets and, if applicable, amortized over approved amortization periods.  Other environmental costs are recorded to expense.

Income Statement Presentation

In its consolidated statements of income, Consolidated SCE&G presents the activities of its regulated businesses (including those activities of segments described in Note 12) within operating income, and it presents all other activities within other income (expense).

Revenue Recognition

Consolidated SCE&G records revenues during the accounting period in which it provides services to customers and includes estimated amounts for electricity and natural gas delivered but not billed. Unbilled revenues totaled $129.0 million at December 31, 2012 and $117.8 million at December 31, 2011.

Fuel costs, emission allowances and certain environmental reagent costs for electric generation are collected through the fuel cost component in retail electric rates. This component is established by the SCPSC during fuel cost hearings. Any difference between actual fuel costs and amounts contained in the fuel cost component is deferred and included when determining the fuel cost component during subsequent hearings.

Customers subject to the PGA are billed based on a cost of gas factor calculated in accordance with a gas cost recovery procedure approved by the SCPSC and subject to adjustment monthly. Any difference between actual gas costs and amounts contained in rates is deferred and included when making the next adjustment to the cost of gas factor. In addition, included in these deferred amounts are realized gains and losses incurred in SCE&G’s natural gas hedging program, if any.

SCE&G’s gas rate schedules for residential, small commercial and small industrial customers include a WNA which minimizes fluctuations in gas revenues due to abnormal weather conditions. In August 2010, SCE&G implemented an eWNA on a pilot basis for its electric customers, and it will continue on a pilot basis unless modified or terminated by the SCPSC.

Taxes that are billed to and collected from customers are recorded as liabilities until they are remitted to the respective taxing authority. Such taxes are not included in revenues or expenses in the statements of income.

New Accounting Matters

In 2012, Consolidated SCE&G adopted accounting guidance that revised how comprehensive income is presented in its financial statements and conformed the presentation for 2011 and 2010. In the first quarter of 2013, Consolidated SCE&G will adopt recent additional guidance requiring the disclosure of the effects of items reclassified out of accumulated other comprehensive income. The adoption of this guidance did not impact Consolidated SCE&G's results of operations, cash flows or financial position.

In 2012, Consolidated SCE&G adopted accounting guidance that amended existing requirements for measuring fair value and for disclosing information about fair value measurements. The adoption of this guidance did not impact Consolidated SCE&G's results of operations, cash flows or financial position.

2.                                      RATE AND OTHER REGULATORY MATTERS

Electric

SCE&G's retail electric rates include a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In April 2012, the SCPSC approved SCE&G's request to decrease the total fuel cost component of its retail electric rates, and approved a settlement agreement among SCE&G, the ORS and SCEUC in which SCE&G agreed to recover an amount equal to its actual under-collected balance of base fuel and variable environmental costs as of April 30, 2012, or $80.6 million, over a twelve month period beginning with the first billing cycle of May 2012. The SCPSC also ruled that SCE&G's fuel purchasing practices and policies were reasonable and prudent for the period January 1, 2011 through December 31, 2011.

On December 19, 2012, the SCPSC approved a 4.23% overall increase in SCE&G's retail electric base rates, effective January 1, 2013, and authorized an allowed return on common equity of 10.25%. The SCPSC also approved a mid-period reduction to the cost of fuel component in rates, a reduction in the DSM Programs component rider to retail rates, and the recovery of and a return on the net carrying value of certain retired generating plant assets described below. On January 16, 2013, the SCPSC denied an SCEUC petition for rehearing of this order.

The eWNA is designed to reduce volatility of costs charged to residential and commercial customers due to abnormal weather and is based on a 15 year historical average of temperatures. In connection with December 2012 rate order, SCE&G agreed to perform a study of alternative structures for eWNA by June 30, 2013, which study may be used to modify or terminate eWNA in the future.

On May 30, 2012, SCE&G filed an IRP with the SCPSC. The IRP evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. The IRP identified a total of six coal-fired units that SCE&G intends to retire by 2018, subject to future developments in environmental regulations, among other matters. These units have an aggregate generating capacity (summer 2012) of 730 MW. One unit, with a net carrying value of $20 million at December 31, 2012, was retired, and its carrying value is recorded in regulatory assets. Under provisions of the December 2012 rate order, SCE&G will be allowed recovery of and a return on the net carrying value of this unit over its original remaining useful life of approximately 14 years. The net carrying value of the remaining units is identified as Plant to be Retired, Net in the consolidated financial statements (see Note 1). SCE&G plans to request recovery of and a return on the net carrying value of these remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

In July 2010, the SCPSC issued an order approving a 4.88% overall increase in SCE&G's retail electric base rates and authorized an allowed return on common equity of 10.7%. Among other matters, the SCPSC's order provided for a $48.7 million credit to SCE&G's customers over two years to be offset by accelerated recognition of previously deferred state income tax credits. These tax credits were fully amortized in 2012.

SCE&G's DSM Programs for electric customers provide for an annual rider, approved by the SCPSC, to allow recovery of the costs and lost net margin revenue associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G submitted annual filings in January to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits. The SCPSC has approved the following rate changes pursuant to annual DSM Programs filings, which went into effect as indicated below:

Year	Effective	Amount
2012	First billing cycle of May	$19.6 million
2011	First billing cycle of June	$7.0 million

In January 2013, SCE&G submitted to the SCPSC its annual update on DSM Programs, requesting an increase of approximately $27.2 million. A decision by the SCPSC on SCE&G's annual update is expected in the second quarter of 2013.

Electric - BLRA

In February 2009, the SCPSC approved SCE&G's combined application pursuant to the BLRA seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order relating to the proposed construction and operation of the New Units at Summer Station. Under the BLRA, the SCPSC conducted a full pre-construction prudency review of the proposed units and the engineering, procurement, and construction contract under which they are being built. The SCPSC prudency finding is binding on all future related rate proceedings so long as the construction proceeds in accordance with schedules, estimates and projections, as approved by the SCPSC.

In May 2011, the SCPSC approved an updated capital cost schedule sought by SCE&G that, among other matters, incorporated then-identifiable additional capital costs of $173.9 million (SCE&G's portion in 2007 dollars).

In November 2012, the SCPSC approved an updated construction schedule and additional updated capital costs of $278 million (SCE&G's portion in 2007 dollars). The November 2012 order approved additional identifiable capital costs of approximately $1 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel. In addition, the order approved revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site. Thereafter, two parties filed separate petitions requesting that the SCPSC reconsider its November 2012 order. On December 12, 2012, the SCPSC denied both petitions.

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

Year	Increase	Amount
2012	2.3%	$52.1	million
2011	2.4%	$52.8	million
2010	2.3%	$47.3	million

Gas

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the following years:

Year	Action		Amount
2012	2.1%	Increase	$7.5	million
2011	2.1%	Increase	$8.6	million
2010	2.1%	Decrease	$10.4	million

SCE&G's natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G's gas purchasing policies and procedures was held in November 2012 before the SCPSC. The SCPSC issued an order in January 2013 finding that SCE&G's gas purchasing policies and practices during the review period of August 1, 2011 through July 31, 2012, were reasonable and prudent and authorized the suspension of SCE&G's natural gas hedging program.

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

	December 31,
Millions of dollars	2012	2011
Regulatory Assets:
Accumulated deferred income taxes	$248	$238
Under-collections-electric fuel adjustment clause	66	28
Environmental remediation costs	39	25
AROs and related funding	304	301
Franchise agreements	36	40
Deferred employee benefit plan costs	405	348
Planned major maintenance	6	6
Deferred losses on interest rate derivatives	151	154
Deferred pollution control costs	38	25
Unrecovered Plant	20	—
Other	64	41
Total Regulatory Assets	$1,377	$1,206

Regulatory Liabilities:
Accumulated deferred income taxes	$21	$23
Asset removal costs	507	493
Storm damage reserve	27	32
Deferred gains on interest rate derivatives	110	24
Other	—	3
Total Regulatory Liabilities	$665	$575

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

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC which are expected to be recovered in retail electric rates over periods exceeding 12 months.

Environmental remediation costs represent costs associated with the assessment and clean-up of sites currently or formerly owned by SCE&G. These regulatory assets are expected to be recovered over periods of up to approximately 28 years.

ARO and related funding represents the regulatory asset associated with the legal obligation to decommission and dismantle Summer Station and conditional AROs related to generation, transmission and distribution properties, including gas pipelines. These regulatory assets are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 95 years.

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. Based on an SCPSC order, SCE&G began amortizing these amounts through cost of service rates in February 2003 over approximately 20 years.

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders. In connection with the December 2012 rate order, approximately $63 million of the balance at December 31, 2012, which relates to pension costs for electric operations, are to be recovered through utility rates over approximately 30 years. Most of the remainder is expected to be recovered through utility rates primarily over average service periods of participating employees, or up to approximately 12 years.

Planned major maintenance related to certain fossil-fueled turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved pursuant to specific SCPSC orders. SCE&G collects and accrues $18.4 million annually for such equipment maintenance. Through December 31, 2012, nuclear refueling charges were accrued during each 18-month refueling outage cycle as a component of cost of service. In connection with the December 2012 rate order, effective January 1, 2013, SCE&G will collect and accrue $17.2 million annually for nuclear-related refueling charges.

Deferred losses or gains on interest rate derivatives represent the effective portions of changes in fair value and payments made or received upon termination of certain interest rate derivatives designated as cash flow hedges. These amounts are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the installation of scrubbers at Wateree and Williams Stations pursuant to specific regulatory orders. Such costs will be recovered through utility rates over periods up to 30 years.

Unrecovered plant represents the net book value of a coal-fired generating unit retired from service prior to being fully depreciated. Pursuant to the December 2012 rate order, SCE&G will amortize these amounts through cost of service rates over its original remaining useful life of approximately 14 years. Unamortized amounts are included in rate base.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the non-legal obligation to remove assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year, and prior to December 31, 2012, certain transmission and distribution insurance premiums and certain tree trimming and vegetation management expenditures in excess of amounts included in base rates. Pursuant to specific regulatory orders, SCE&G has suspended storm damage reserve collection through rates indefinitely.

The SCPSC or the FERC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by the SCPSC or by FERC. In recording such costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by SCE&G. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, Consolidated SCE&G could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on Consolidated SCE&G's results of operations, liquidity or financial position in the period the write-off would be recorded.

3.                                      EQUITY

Authorized shares of SCE&G common stock were 50 million as of December 31, 2012 and 2011.  Authorized shares of SCE&G preferred stock were 20 million, of which 1,000 shares, no par value, were held by SCANA as of December 31, 2012 and 2011.

SCE&G’s articles of incorporation do not limit the dividends that may be paid on its common stock. However, SCE&G’s bond indenture contains provisions that, under certain circumstances, which SCE&G considers to be remote, could limit the payment of cash dividends on its common stock.

With respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 2012, $61.0 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

4.                                      LONG-TERM AND SHORT-TERM DEBT

Long-term debt by type with related weighted average interest rates and maturities at December 31 is as follows:

		2012		2011
Dollars in millions	Maturity	Balance	Rate	Balance	Rate
First Mortgage Bonds (secured)	2013 - 2042	$3,290	5.66%	$2,790	5.89%
GENCO Notes (secured)	2018 - 2024	240	5.87%	247	5.86%
Industrial and Pollution Control Bonds (a)	2014 - 2038	161	4.32%	194	4.48%
Other	2013 - 2027	21		22
Total debt		3,712		3,253
Current maturities of long-term debt		(165)		(19)
Unamortized premium (discount)		10		(12)
Total long-term debt, net		$3,557		$3,222

(a)                     Includes variable rate debt of $67.8 million (rate of 0.17%) at December 31, 2012 and $71.4 million (rate of 0.16%) at December 31, 2011, which are hedged by fixed swaps.

The annual amounts of long-term debt maturities for the years 2013 through 2017 are summarized as follows:

Year	Millions of dollars
2013	$165
2014	48
2015	9
2016	8
2017	8

In January 2013, JEDA issued for the benefit of SCE&G $39.5 million of 4.0% tax-exempt industrial revenue bonds due February 1, 2028, and $14.7 million of 3.63% tax-exempt industrial revenue bonds due February 1, 2033. Proceeds from these sales were loaned by JEDA to SCE&G and, together with other available funds, were used to redeem prior to maturity $56.9 million of 5.2% industrial revenue bonds due November 1, 2027. The borrowings refinanced by these 2013 issuances are classified within Long-term Debt, Net in the consolidated balance sheet.

In July 2012, SCE&G issued $250 million of 4.35% first mortgage bonds due February 1, 2042, which constituted a reopening of the prior offering of $250 million of 4.35% first mortgage bonds issued in January 2012. Proceeds from these sales were used to repay short-term debt primarily incurred as a result of SCE&G's construction program, to finance capital expenditures and for general corporate purposes.

Substantially all of SCE&G’s and GENCO’s electric utility plant is pledged as collateral in connection with long-term debt.  Consolidated SCE&G is in compliance with all debt covenants.

 SCE&G is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2012, the Bond Ratio was 5.22.

Lines of Credit and Short-Term Borrowings

At December 31, 2012 and 2011, SCE&G (including Fuel Company) had available the following committed LOC and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

Millions of dollars	2012	2011
Lines of credit:
Total committed long-term	$1,400	$1,100
LOC advances	—	—
Weighted average interest rate	—	—
Outstanding commercial paper (270 or fewer days)	$449	$512
Weighted average interest rate	0.42%	0.56%
Letters of credit supported by an LOC	$0.3	$0.3
Available	$951	$588

In October 2012, Consolidated SCE&G's existing committed LOCs were amended and extended. As a result, at December 31, 2012 SCE&G and Fuel Company were parties to five-year credit agreements in the amounts of $1.2 billion, of which $500 million relates to Fuel Company, which expire in October  2017. In addition, at December 31, 2012 SCE&G was party to a three-year credit agreement in the amount of $200 million which expires in October 2015. These credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N.A. and Morgan Stanley Bank, N.A. each provide 10.7% of the aggregate $1.4 billion credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. Credit Suisse AG, Cayman Island Branch and UBS Loan Finance LLC each provide 8.9%, and Branch Banking and Trust Company, Union Bank, N.A. and U.S. Bank National Association each provide 6.3%.  Two other banks provide the remaining support.
Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company. These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

Consolidated SCE&G pays fees to the banks as compensation for maintaining committed lines of credit. Such fees were not material in any period presented.

Consolidated SCE&G participates in a utility money pool. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions was not significant for any period presented. At December 31, 2012 and 2011, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $49.4 million and $58.5 million, respectively.

5.                                      INCOME TAXES

Total income tax expense attributable to income for 2012, 2011 and 2010 is as follows:

Millions of dollars	2012	2011	2010
Current taxes:
Federal	$91	$52	$(56)
State	8	12	(5)
Total current taxes	99	64	(61)
Deferred taxes, net:
Federal	62	98	207
State	12	6	15
Total deferred taxes	74	104	222
Investment tax credits:
Amortization of amounts deferred—state	(13)	(25)	(28)
Amortization of amounts deferred—federal	(3)	(3)	(3)
Total investment tax credits	(16)	(28)	(31)
Total income tax expense	$157	$140	$130

The difference between actual income tax expense and the amount calculated from the application of the statutory 35% federal income tax rate to pre-tax income is reconciled as follows:

Millions of dollars	2012	2011	2010
Net income	$341	$306	$290
Income tax expense	157	140	130
Noncontrolling interest	11	10	14
Total pre-tax income	$509	$456	$434
Income taxes on above at statutory federal income tax rate	$178	$159	$152
Increases (decreases) attributed to:
State income taxes (less federal income tax effect)	17	12	6
State investment tax credits (less federal income tax effect)	(13)	(16)	(18)
Allowance for equity funds used during construction	(7)	(5)	(8)
Amortization of federal investment tax credits	(3)	(3)	(3)
Section 45 tax credits	(5)	(2)	(2)
Domestic production activities deduction	(9)	(6)	—
Other differences, net	(1)	1	3
Total income tax expense	$157	$140	$130

The tax effects of significant temporary differences comprising Consolidated SCE&G’s net deferred tax liability at December 31, 2012 and 2011 are as follows:

Millions of dollars	2012	2011
Deferred tax assets:
Nondeductible accruals	$73	$55
Asset retirement obligation, including nuclear decommissioning	204	171
Unamortized investment tax credits	21	29
Unbilled revenue	14	19
Other	13	18
Total deferred tax assets	$325	$292
Deferred tax liabilities:
Property, plant and equipment	$1,461	$1,348
Regulatory asset-asset retirement obligation	107	100
Deferred employee benefit plan costs	127	110
Deferred fuel costs	49	48
Other	60	49
Total deferred tax liabilities	1,804	1,655
Net deferred tax liability	$1,479	$1,363

Certain prior year amounts for deferred tax assets and liabilities in the table above have been reclassified to conform to the current year presentation for the components of deferred tax assets and liabilities for types of temporary differences, which resulted in an increase in both total deferred tax assets and total deferred tax liabilities of $96 million as of December 31, 2011.  Such reclassifications had no effect on the net current or net long-term deferred tax assets or liabilities presented in the consolidated balance sheet as of December 31, 2011.

Consolidated SCE&G is included in the consolidated federal income tax return of SCANA and files various applicable state and local income tax returns. The IRS has completed examinations of SCANA’s federal returns through 2004, and SCANA’s federal returns through 2007 are closed for additional assessment. With few exceptions, Consolidated SCE&G is no longer subject to state and local income tax examinations by tax authorities for years before 2009.

Changes to Unrecognized Tax Benefits

Millions of dollars	2012	2011
Unrecognized tax benefits, January 1	$38	$36
Gross increases-uncertain tax positions in prior period	—	5
Gross decreases-uncertain tax positions in prior period	(38)	(8)
Gross increases-current period uncertain tax positions	—	5
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits, December 31	$—	$38

In connection with a change in method of tax accounting for certain repair costs in 2011, Consolidated SCE&G had previously recorded the unrecognized tax benefit. During the first quarter of 2012, new administrative guidance from the Internal Revenue Service was published. Under this guidance, Consolidated SCE&G recognized all of the previously unrecognized tax benefit in 2012. Since this change was primarily a temporary difference, the recognition of this benefit did not have a significant effect on Consolidated SCE&G's effective tax rate. No other material changes in the status of Consolidated SCE&G's tax positions have occurred through December 31, 2012.

Consolidated SCE&G recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses. In connection with the resolution of the uncertainty and the recognition of tax benefits described above, during 2012, Consolidated SCE&G reversed $2 million of interest expense which had been accrued during 2011.

6.                                      DERIVATIVE FINANCIAL INSTRUMENTS

Consolidated SCE&G recognizes all derivative instruments as either assets or liabilities in its statements of financial position and measures those instruments at fair value. Consolidated SCE&G recognizes changes in the fair value of derivative instruments either in earnings or within regulatory assets or regulatory liabilities, depending upon the intended use of the derivative and the resulting designation.

Policies and procedures and risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by Consolidated SCE&G. SCANA’s Board of Directors has delegated to a Risk Management Committee the authority to set risk limits, establish policies and procedures for risk management and measurement, and oversee and review the risk management process and infrastructure for SCANA and each of its subsidiaries, including Consolidated SCE&G. The Risk Management Committee, which is comprised of certain officers, including Consolidated SCE&G’s Risk Management Officer and senior officers, apprises the Audit Committee of the Board of Directors with regard to the management of risk and brings to the Audit Committee's attention significant areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions.

Commodity Derivatives

The SCPSC authorized the suspension of SCE&G's natural gas hedging program in January 2012. SCE&G was no longer a party to natural gas derivative instruments at December 31, 2012, and such instruments were not significant in any prior period presented.

Interest Rate Swaps

Consolidated SCE&G synthetically converts variable rate debt to fixed rate debt using swaps that are designated as cash flow hedges.  Periodic payments to or receipts from swap counterparties related to these derivatives are recorded within interest expense.

In anticipation of the issuance of debt, Consolidated SCE&G may use treasury rate lock or forward starting swap agreements that are designated as cash flow hedges. The effective portions of changes in fair value and payments made or received upon termination of such agreements are recorded in regulatory assets or regulatory liabilities. Such amounts are amortized to interest expense over the term of the underlying debt. Ineffective portions are recognized in income. Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow purposes.

Quantitative Disclosures Related to Derivatives

SCE&G was party to natural gas derivative contracts for 2,490,000 MMBTU at December 31, 2011.  Consolidated SCE&G was a party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $971.4 million and $471.4 million at December 31, 2012 and 2011, respectively.

The fair value of interest rate derivatives was reflected in the consolidated balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
Millions of dollars	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
As of December 31, 2012
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$42	Other current liabilities	$66
	Other deferred debits and other assets	31	Other deferred credits and other liabilities	9
Total		$73		$75
As of December 31, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Prepayments and other	$1	Other current liabilities	$2
			Other deferred credits	75
Total		$1		$77

 The effect of derivative instruments on the consolidated statement of income is as follows:

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Deferred in Regulatory Accounts	Loss Reclassified from Deferred Accounts into Income (Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Year Ended December 31, 2012
Interest rate contracts	$84	Interest expense	$(3)
Year Ended December 31, 2011
Interest rate contracts	$(76)	Interest expense	$(3)
Year Ended December 31, 2010
Interest rate contracts	$(36)	Interest expense	$(2)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in 2012 and 2010, respectively, and $(1.1) million, net of tax, in 2011.

Derivatives Not Designated as Hedging Instruments	Loss Recognized in Income
Millions of dollars	Location	Amount
Year Ended December 31, 2012
Commodity contracts	Gas purchased for resale	$(1)
Year Ended December 31, 2011
Commodity contracts	Gas purchased for resale	$(2)
Year Ended December 31, 2010
Commodity contracts	Gas purchased for resale	$(3)

Credit Risk Considerations

Consolidated SCE&G limits credit risk in its derivatives activities by assessing the creditworthiness of potential counterparties before entering into transactions with them and continuing to evaluate their creditworthiness on an ongoing basis. In this regard, Consolidated SCE&G uses credit ratings provided by credit rating agencies and current market-based qualitative and quantitative data, as well as financial statements, to assess the financial health of counterparties on an ongoing basis. Consolidated SCE&G uses standardized master agreements which generally include collateral requirements. These master agreements permit the netting of cash flows associated with a single counterparty. Cash, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements require a counterparty to post cash or letters of credit in the event an exposure exceeds the established threshold. The threshold represents an unsecured credit limit which may be supported by a parental/affiliate guaranty, as determined in accordance with Consolidated SCE&G's credit policies and due diligence. In addition, collateral agreements allow for the termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that require Consolidated SCE&G to provide collateral upon the occurrence of specific events, primarily credit rating downgrades.  As of December 31, 2012 and 2011, Consolidated SCE&G had posted $35.2 million and $45.0 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position. Collateral related to the positions expected to close in the next 12 months are recorded in Prepayments and other on the consolidated balance sheets. Collateral related to the noncurrent positions are recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of December 31, 2012 and 2011, Consolidated SCE&G would have been required to post an additional $22.7 million and $31.7 million, respectively, of collateral to its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of December 31, 2012 and 2011, are $57.9 million and $76.7 million, respectively.

In addition, as of December 31, 2012 and December 31, 2011, Consolidated SCE&G has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments had been fully triggered as of December 31, 2012 and December 31, 2011, Consolidated SCE&G could request $32.1 million and $1.1 million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of December 31, 2012 and December 31, 2011 is $32.1 million and $1.1 million, respectively.

7.                                      FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

Consolidated SCE&G’s interest rate swap agreements are valued using discounted cash flow models with independently sourced data. Fair value measurements based on significant other observable inputs (level 2) were as follows:

	Fair Value Measurements Using Significant Other
	Observable inputs (Level 2)
Millions of dollars	December 31, 2012	December 31, 2011
Assets-Interest rate contracts	$73	$1
Liabilities-Interest rate contracts	75	77

There were no fair value measurements based on quoted prices in active markets for identical assets (Level 1) or significant unobservable inputs (Level 3) for either period presented. In addition, there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value at December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012		December 31, 2011
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,722.0	$4,543.1	$3,241.5	$3,920.3

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

Carrying values of short-term borrowings approximate their fair values, which are based on quoted prices from dealers in the commercial paper market. These fair values are considered to be Level 2.

8.                                      EMPLOYEE BENEFIT PLANS AND EQUITY COMPENSATION PLAN

Pension and Other Postretirement Benefit Plans

SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all regular, full-time employees. SCANA’s policy has been to fund the plan as permitted by applicable federal income tax regulations, as determined by an independent actuary.

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

The same benefit formula applies to all SCANA subsidiaries participating in the parent sponsored plans and, with regard to the pension plan, there are no legally separate asset pools. The postretirement benefit plans are accounted for as multiple employer plans. The information presented below reflects Consolidated SCE&G's portion of the obligations, assets, funded status, net periodic benefit costs, and other information reported for the parent sponsored plans as a whole. The tabular data presented reflects the use of various cost assignment methodologies and participation assumptions.

Changes in Benefit Obligations

The measurement date used to determine pension and other postretirement benefit obligations is December 31. Data related to the changes in the projected benefit obligation for pension benefits and the accumulated benefit obligation for other postretirement benefits are presented below.

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011
Benefit obligation, January 1	$705.0	$687.8	$178.4	$171.5
Service cost	15.7	14.7	3.7	3.4
Interest cost	36.4	37.0	9.4	9.6
Plan participants’ contributions	—	—	2.3	2.5
Actuarial loss	80.3	2.6	26.2	5.6
Benefits paid	(49.0)	(37.1)	(10.8)	(11.2)
Amounts funded to parent	—	—	(3.2)	(3.0)
Benefit obligation, December 31	$788.4	$705.0	$206.0	$178.4

The accumulated benefit obligation for pension benefits was $740.2 million at the end of 2012 and $666.7 million at the end of 2011. The accumulated pension benefit obligation differs from the projected pension benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Annual discount rate used to determine benefit obligation	4.10%	5.25%	4.19%	5.35%
Assumed annual rate of future salary increases for projected benefit obligation	3.75%	4.00%	3.75%	4.00%

A 7.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012. The rate was assumed to decrease gradually to 5.0% for 2020 and to remain at that level thereafter.

A one percent increase in the assumed health care cost trend rate would increase the postretirement benefit obligation at December 31, 2012 by $1.3 million and at December 31, 2011 by $1.4 million. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation at December 31, 2012 and 2011 by $1.2 million.

Funded Status

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2012	2011	2012	2011
Fair value of plan assets	$732.0	$695.3	—	—
Benefit obligation	788.4	705.0	$206.0	$178.4
Funded status	$(56.4)	$(9.7)	$(206.0)	$(178.4)

Amounts recognized on the consolidated balance sheets consist of:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2012	2011	2012	2011
Current liability	—	—	$(8.5)	$(8.3)
Noncurrent liability	$(56.4)	(9.7)	(197.5)	(170.1)

Amounts recognized in accumulated other comprehensive loss (a component of common equity) as of December 31, 2012 and 2011 were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2012	2011	2012	2011
Net actuarial loss	$2.7	$2.4	$1.1	$0.4
Prior service cost	0.2	0.3	—	0.1
Total	$2.9	$2.7	$1.1	$0.5

In connection with the joint ownership of Summer Station, as of December 31, 2012 and 2011, SCE&G recorded within deferred debits $26.8 million and $19.7 million, respectively, attributable to Santee Cooper’s portion of shared pension costs. As of December 31, 2012 and 2011, SCE&G also recorded within deferred debits $14.7 million and $11.4 million, respectively, from Santee Cooper, representing its portion of the unfunded postretirement benefit obligation.

Changes in Fair Value of Plan Assets

	Pension Benefits
Millions of dollars	2012	2011
Fair value of plan assets, January 1	$695.3	$745.2
Actual return on plan assets	85.7	(12.8)
Benefits paid	(49.0)	(37.1)
Fair value of plan assets, December 31	$732.0	$695.3

Investment Policies and Strategies

The assets of the pension plan are invested in accordance with the objectives of (1) fully funding the actuarial accrued liability for the pension plan, (2) maximizing return within reasonable and prudent levels of risk in order to minimize contributions, and (3) maintaining sufficient liquidity to meet benefit payment obligations on a timely basis. The pension plan operates with several risk and control procedures, including ongoing reviews of liabilities, investment objectives, levels of diversification, investment managers and performance expectations. The total portfolio is constructed and maintained to provide prudent diversification with regard to the concentration of holdings in individual issues, corporations, or industries.

Transactions involving certain types of investments are prohibited. These include, except where utilized by a hedge fund manager, any form of private equity; commodities or commodity contracts (except for unleveraged stock or bond index futures and currency futures and options); ownership of real estate in any form other than publicly traded securities; short sales, warrants or margin transactions, or any leveraged investments; and natural resource properties. Investments made for the purpose of engaging in speculative trading are also prohibited.

The pension plan asset allocation at December 31, 2012 and 2011 and the target allocation for 2013 are as follows:

	Percentage of Plan Assets
	Target Allocation	At December 31,
Asset Category	2013	2012	2011
Equity Securities	65%	66%	65%
Debt Securities	35%	34%	35%

For 2013, the expected long-term rate of return on assets will be 8.00%.  In developing the expected long-term rate of return assumptions, management evaluates the pension plan’s historical cumulative actual returns over several periods, considers the expected active returns across various asset classes and assumes an asset allocation of 65% with equity managers and 35% with fixed income managers. Management regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate.

Fair Value Measurements

Assets held by the pension plan are measured at fair value as described below. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2012 and 2011, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

		Fair Value Measurements at Reporting Date Using
Millions of dollars	Total	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2012
Common stock	$292	$292
Preferred stock	1	1
Mutual funds	226	12	$214
Short-term investment vehicles	18		18
Government agency securities	38		38
Corporate debt securities	52		52
Loans secured by mortgages	10		10
Municipals	4		4
Limited partnerships	27	1	26
Multi-strategy hedge funds	64			$64
	$732	$306	$362	$64

December 31, 2011
Common stock	$298	$298
Preferred stock	1	1
Mutual funds	169	19	$150
Short-term investment vehicles	21		21
Government agency securities	29		29
Corporate debt securities	47		47
Loans secured by mortgages	11		11
Municipals	4		4
Common collective trusts	34		34
Limited partnerships	21		21
Multi-strategy hedge funds	60			$60
	$695	$318	$317	$60

There were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during 2012 or 2011.

The pension plan values common stock and certain mutual funds, where applicable, using unadjusted quoted prices from a national stock exchange, such as NYSE and NASDAQ, where the securities are actively traded. Other mutual funds, common collective trusts and limited partnerships are valued using the observable prices of the underlying fund assets based on trade data for identical or similar securities or from a national stock exchange for similar assets or broker quotes. Short-term investment vehicles are funds that invest in short-term fixed income instruments and are valued using observable prices of the underlying fund assets based on trade data for identical or similar securities. Government agency securities are valued using quoted market prices or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Corporate debt securities and municipals are valued based on recently executed transactions, using quoted market prices, or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Loans secured by mortgages are valued using observable prices based on trade data for identical or comparable instruments. Hedge funds represent investments in a hedge fund of funds partnership that invests directly in multiple hedge fund strategies that are not traded on exchanges and do not trade on a daily basis. The fair value of this multi-strategy hedge fund is estimated based on the net asset value of the underlying hedge fund strategies using consistent valuation guidelines that account for variations that may impact their fair value. The estimated fair value is the price at which redemptions and subscriptions occur.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Millions of dollars	2012	2011
Beginning Balance	$60	$41
Unrealized gains (losses) included in changes in net assets	4	(1)
Purchases, issuances, and settlements	—	20
Transfers in or out of Level 3	—	—
Ending Balance	$64	$60

Expected Cash Flows

The total benefits expected to be paid from the pension plan or from SCE&G’s assets for the other postretirement benefits plan, respectively, are as follows:

Expected Benefit Payments

Millions of dollars	Pension Benefits	Other Postretirement Benefits *
2013	$63.1	$8.8
2014	61.0	9.5
2015	62.5	10.2
2016	64.0	10.7
2017	67.2	11.2
2018 - 2022	338.8	63.0

*                Net of participant contributions

Pension Plan Contributions

The pension trust is adequately funded under current regulations. No contributions have been required since 1997, and SCE&G does not anticipate making contributions to the pension plan until after 2014.

Net Periodic Benefit Cost

SCE&G records net periodic benefit cost utilizing beginning of the year assumptions. Disclosures required for these plans are set forth in the following tables.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2012	2011	2010	2012	2011	2010
Service cost	$15.7	$14.7	$14.0	$3.7	$3.4	$3.2
Interest cost	36.4	37.0	41.2	9.4	9.6	9.3
Expected return on assets	(50.4)	(54.2)	(58.0)	n/a	n/a	n/a
Prior service cost amortization	6.0	6.0	6.6	0.7	0.8	0.8
Amortization of actuarial losses	15.6	10.4	15.1	1.1	0.3	—
Transition obligation amortization	—	—	—	—	(0.1)	(0.1)
Net periodic benefit cost	$23.3	$13.9	$18.9	$14.9	$14.0	$13.2

Prior to July 15, 2010, the SCPSC allowed SCE&G to defer as a regulatory asset the amount of pension cost exceeding amounts included in rates for its retail electric and gas distribution regulated operations. In connection with the SCPSC's July 2010 electric rate order and November 2010 natural gas RSA order, SCE&G began deferring, as a regulatory asset, all pension costs related to retail electric and gas operations that otherwise would have been charged to expense.

Effective in January 2013, in connection with the December 2012 rate order, SCE&G will amortize previously deferred pension cost related to retail electric operations totaling approximately $63 million over approximately 30 years (see Note 2) and will recover current pension costs related to retail electric operations through a rate rider that is adjusted annually.

 Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Pension Benefits				Other Postretirement Benefits
Millions of dollars	2012	2011		2010	2012	2011		2010
Current year actuarial (gain) loss	$0.4	$0.7		$(28.9)	$0.7	$0.1	—	$—
Amortization of actuarial losses	(0.1)	(0.1)		(1.8)	—	—	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—	(0.1)	—	—	—
Prior service cost OCI adjustment	—	—	400,000	0.4	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	—		(0.1)
Total recognized in other comprehensive income (loss)	$0.2	$0.5	400,000	$(30.3)	$0.6	$0.1		$(0.1)

Significant Assumptions Used in Determining Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	5.25%	5.56%	5.75%	5.35%	5.72%	5.90%
Expected return on plan assets	8.25%	8.25%	8.50%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Health care cost trend rate	n/a	n/a	n/a	8.20%	8.00%	8.50%
Ultimate health care cost trend rate	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year achieved	n/a	n/a	n/a	2020	2017	2017

The actuarial loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 is $0.2 million.

Other postretirement benefit costs are subject to annual per capita limits pursuant to the plan's design. As a result, the effect of a one-percent increase or decrease in the assumed health care cost trend rate on total service and interest cost is not significant.

Stock Purchase Savings Plan

SCE&G participates in a SCANA-sponsored defined contribution plan in which eligible employees may participate. Eligible employees may defer up to 25% of eligible earnings subject to certain limits and may diversify their investments. Employee deferrals are fully vested and nonforfeitable at all times. SCE&G provides 100% matching contributions up to 6% of an employee’s eligible earnings. Total matching contributions made to the plan for 2012, 2011 and 2010 were $17.7 million, $17.3 million and $16.6 million, respectively, and were made in the form of SCANA common stock.

9.                                      SHARE-BASED COMPENSATION

SCE&G participates in the LTECP which provides for grants of nonqualified and incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and restricted stock units to certain key employees and non-employee directors. The LTECP currently authorizes the issuance of up to five million shares of SCANA’s common stock, no more than one million of which may be granted in the form of restricted stock.

Compensation costs related to share-based payment transactions are required to be recognized in the financial statements. With limited exceptions, including those liability awards discussed below, compensation cost is measured based on the grant-date fair value of the instruments issued and is recognized over the period that an employee provides service in exchange for the award.

Liability Awards

The 2010-2012, 2011-2013, and 2012-2014 performance cycles provide for performance measurement and award determination on an annual basis, with payment of awards being deferred until after the end of the three-year performance cycle.  In each of the performance cycles, 20% of the performance award was granted in the form of restricted share units, which are liability awards payable in cash and are subject to forfeiture in the event of retirement or termination of employment prior to the end of the cycle, subject to exceptions for death, disability or change in control.  The remaining 80% of the award was granted in performance shares. Each performance share has a value that is equal to, and changes with, the value of a share of SCANA common stock. Dividend equivalents are accrued on the performance shares and the restricted share units. Payouts of performance share awards are determined by SCANA’s performance against pre-determined measures of TSR as compared to a peer group of utilities (weighted 50%) and growth in “GAAP-adjusted net earnings per share from operations” (weighted 50%).

Compensation cost of liability awards is recognized over their respective three-year performance periods based on the estimated fair value of the award, which is periodically updated based on expected ultimate cash payout, and is reduced by estimated forfeitures. Awards under the 2010-2012 performance cycle were paid in cash at SCANA’s discretion in February 2013. Cash-settled liabilities related to prior program cycles were paid totaling approximately $8.7 million in 2012, $2.5 million in 2011 and $2.4 million in 2010.

Fair value adjustments for performance awards resulted in compensation expense recognized in the statements of income totaling $9.5 million in 2012, $4.0 million in 2011 and $9.0 million in 2010. Fair value adjustments resulted in capitalized compensation costs of $ 2.1 million in 2012, $0.2 million in 2011 and $2.2 million in 2010.

Equity Awards

In the 2008-2010 performance cycle, 20% of the performance award was granted in the form of restricted (nonvested) shares rather than restricted share units.  The nonvested shares were granted at a price corresponding to the opening price of SCANA common stock on the date of the grant, and as of December 31, 2010, all compensation cost related to nonvested share-based compensation arrangements under the LTECP had been recognized. All remaining nonvested shares, which totaled 72,189 shares, vested at a weighted average grant-date fair value of $37.33 per share. In 2010, SCE&G expensed compensation costs for nonvested shares of $0.1 million. Tax benefits and capitalized compensation costs were not significant.

A summary of activity related to nonqualified stock options follows:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding-January 1, 2010	103,589	$27.44
Exercised	(53,246)	27.40
Outstanding-December 31, 2010	50,343	27.49
Exercised	(40,267)	27.48
Outstanding-December 31, 2011	10,076	27.52
Exercised	(10,076)	27.52
Outstanding-December 31, 2012	—	—

No stock options were granted or forfeited and all options were fully vested during the periods presented.  During the periods presented, the exercise of stock options was satisfied using original issue shares, and cash realized upon the exercise of options and the related tax benefits were not significant.

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

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to the nuclear facility for property damage and outage costs up to $2.75 billion. In addition, a builder’s risk insurance policy has been purchased from NEIL for the construction of the New Units.  This policy provides the owners of the New Units up to $500 million in limits of accidental property damage occurring during construction. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premiums, SCE&G’s portion of the retrospective premium assessment would not exceed $40.6 million.

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

New Nuclear Construction

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that impact project budget and schedule. Claims specifically relating to COL delays, design modifications of the shield building and certain pre-fabricated modules for the New Units and unanticipated rock conditions at the site resulted in assertions of contractual entitlement to recover additional costs to be incurred. The resolution of these specific claims is discussed in Note 2. SCE&G expects to resolve any disputes that arise in the future through both the informal and formal procedures and anticipates that any additional costs that arise through such dispute resolution processes, as well as other costs identified from time to time, will be recoverable through rates.

In February 2013, work began on the reinforcing bar reconfiguration in the Unit 2 nuclear island elevator pit and sump areas.  The initial pouring of the Unit 2 nuclear island basemat could take place in the first quarter of 2013 following the completion of this work and based upon an expedited approval  by the NRC staff.  It is not anticipated that the resolution of this issue will cause a delay in the commercial operation of the New Units in 2017 and 2018.

Environmental

In December 2009, the EPA issued a final finding that atmospheric concentrations of GHG endanger public health and welfare within the meaning of Section 202(a) of the CAA. The finding, which became effective in January 2010, enabled the EPA to regulate GHG emissions under the CAA. On April 13, 2012, the EPA issued a proposed rule to establish an NSPS for GHG emissions from fossil fuel-fired electric generating units. If finalized as proposed, this rule would establish performance standards for new and modified generating units, along with emissions guidelines for existing generating units. This rule would amend the NSPS for electric generating units and establish the first NSPS for GHG emissions. Essentially, the rule would require all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. While most new natural gas plants will not be required to include any new technologies, no new coal plants could be constructed without carbon capture and sequestration capabilities. Consolidated SCE&G is evaluating the proposed rule, but cannot predict when the rule will become final, if at all, or what conditions it may impose, if any. Any costs incurred to comply with GHG emission requirements are expected to be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the Court vacated CSAPR and left CAIR in place. The EPA's petition for rehearing of the Court's order has been denied. Air quality control installations that SCE&G and GENCO have already completed allowed Consolidated SCE&G to comply with the reinstated CAIR.  Consolidated SCE&G will continue to pursue strategies to comply with all applicable environmental regulations. Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

In June 2010, the EPA issued a final rule for a one-hour ambient air quality standard for sulfur dioxide.  This standard may require some of SCE&G's smaller coal-fired units to reduce their sulfur dioxide emissions to levels to be determined by the EPA and/or DHEC.  The costs incurred to comply with this standard are expected to be recovered through rates.

In April 2012, the EPA's rule containing new standards for mercury and other specified air pollutants became effective.  The rule provides up to four years for facilities to meet the standards, and Consolidated SCE&G's evaluation of the rule is ongoing. Consolidated SCE&G's decision in 2012 to retire certain coal-fired units or convert them to burn natural gas and its project to build the New Units (see Note 1) along with other actions are expected to result in Consolidated SCE&G's compliance with the EPA's rule.  Any costs incurred to comply with this rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

The EPA is conducting an enforcement initiative against the utilities industry related to the NSR provisions and the new source performance standards of the CAA. As part of the initiative, many utilities have received requests for information under Section 114 of the CAA. In addition, the DOJ, on behalf of EPA, has taken civil enforcement action against several utilities. The primary basis for these actions is the assertion by EPA that maintenance activities undertaken by the utilities at their coal-fired power plants constituted “major modifications” which required the installation of costly BACT. Some of the utilities subject to the actions have reached settlement. Though Consolidated SCE&G cannot predict what action, if any, the EPA will initiate against it, any costs incurred are expected to be recoverable through rates.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue until 2016 and will cost an additional $22.2 million.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At December 31, 2012, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $38.5 million and are included in regulatory assets.

Claims and Litigation

Consolidated SCE&G is engaged in various claims and litigation incidental to its business operations which management anticipates will be resolved without a material impact on Consolidated SCE&G’s results of operations, cash flows or financial condition.

Operating Lease Commitments

Consolidated SCE&G is obligated under various operating leases with respect to office space, furniture and equipment. Leases expire at various dates through 2057. Rent expense totaled approximately $9.6 million in 2012, $10.8 million in 2011 and $9.3 million in 2010. Future minimum rental payments under such leases are as follows:

Millions of dollars
2013	$6
2014	3
2015	2
2016	1
2017	1
Thereafter	20
Total	$33

Purchase Commitments

Consolidated SCE&G is obligated for purchase commitments that expire at various dates through 2034. Amounts expended for coal supply, nuclear fuel contracts and other commitments totaled $672.5 million in 2012, $717.8 million in 2011 and $859.7 million in 2010. Future payments under such purchase commitments are as follows:

Millions of dollars
2013	$952
2014	645
2015	460
2016	227
2017	1,076
Thereafter	1,033
Total	$4,393

Asset Retirement Obligations

Consolidated SCE&G recognizes a liability for the present value of an ARO when incurred if the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional ARO is factored into the measurement of the liability when sufficient information exists, but such uncertainty is not a basis upon which to avoid liability recognition.

The legal obligations associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation relate primarily to Consolidated SCE&G’s regulated utility operations. As of December 31, 2012, Consolidated SCE&G has recorded AROs of approximately $182 million for nuclear plant decommissioning (see Note 1) and AROs of approximately $353 million for other conditional obligations related to generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments will be made many years in the future.

 A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations is as follows:

Millions of dollars	2012	2011
Beginning balance	$450	$478
Liabilities incurred	—	—
Liabilities settled	(5)	(4)
Accretion expense	23	23
Revisions in estimated cash flows	67	(47)
Ending Balance	$535	$450

11.                               AFFILIATED TRANSACTIONS

CGT transports natural gas to SCE&G to serve retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $35.9 million in 2012, $30.8 million in 2011 and $32.0 million in 2010.  SCE&G had approximately $3.4 million and $2.5 million payable to CGT for transportation services at December 31, 2012 and December 31, 2011, respectively.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements. Such purchases totaled approximately $125.5 million in 2012, $187.4 million in 2011 and $182.5 million in 2010. SCE&G’s payables to SEMI for such purposes were $13.1 million and $13.2 million as of December 31, 2012 and 2011, respectively.

SCE&G owns 40% of Canadys Refined Coal, LLC which is involved in the manufacturing and selling of refined coal to reduce emissions. SCE&G owned 10% of Cope Refined Coal, LLC through December 31, 2011. SCE&G accounts for these investments using the equity method. SCE&G’s receivables from these affiliates were $1.8 million at December 31, 2012 and $8.5 million at December 31, 2011.  SCE&G’s payables to these affiliates were $1.8 million at December 31, 2012 and $8.6 million at December 31, 2011.  SCE&G’s total purchases were $111.6 million in 2012 and $123.8 million in 2011. SCE&G’s total sales were $111.1 million in 2012 and $123.3 million in 2011.

An affiliate processes and pays invoices for Consolidated SCE&G and is reimbursed. Consolidated SCE&G owed $39.4 million and $43.0 million to the affiliate at December 31, 2012 and 2011, respectively, for invoices paid by the affiliate on its behalf.

SCANA Services provides the following services to Consolidated SCE&G, which are rendered at direct or allocated cost: information systems services, customer services, marketing and sales, human resources, corporate compliance, purchasing, financial services, risk management, public affairs, legal services, investor relations, gas supply and capacity management, strategic planning, and general administrative services. Costs for these services totaled $305.6 million in 2012, $302.6 million in 2011, and $269.5 million in 2010.

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

Disclosure of Reportable Segments (Millions of dollars)

	Electric Operations	Gas Distribution	Adjustments/ Eliminations	Consolidated Total
2012
External Revenue	$2,453	$356	$—	$2,809
Operating Income	668	49	—	717
Interest Expense	21	—	190	211
Depreciation and Amortization	278	25	(10)	293
Segment Assets	8,989	659	2,456	12,104
Expenditures for Assets	999	56	(77)	978
Deferred Tax Assets	9	n/a	(9)	—

2011
External Revenue	$2,432	$387	$—	$2,819
Operating Income	616	40	(2)	654
Interest Expense	23	—	181	204
Depreciation and Amortization	271	25	(10)	286
Segment Assets	8,222	622	2,193	11,037
Expenditures for Assets	806	60	(18)	848
Deferred Tax Assets	9	n/a	(1)	8

2010
External Revenue	$2,374	$441	—	$2,815
Operating Income	554	52	$(2)	604
Interest Expense	22	—	164	186
Depreciation and Amortization	263	22	(14)	271
Segment Assets	7,882	590	2,102	10,574
Expenditures for Assets	752	39	(20)	771
Deferred Tax Assets	5	n/a	10	15

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

13.                               QUARTERLY FINANCIAL DATA (UNAUDITED)

Millions of dollars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
2012
Total operating revenues	$663	$661	$777	$708	$2,809
Operating income	156	165	241	155	717
Earnings Available to Common Shareholder	69	76	129	67	341

2011
Total operating revenues	$704	$691	$797	$627	$2,819
Operating income	151	137	220	146	654
Earnings Available to Common Shareholder	68	59	117	62	306

PART II,

ITEMS 9, 9A AND 9B

PART III

AND

PART IV

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

SCANA:

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of SCANA’s management, including the CEO and CFO, of the effectiveness of the design and operation of SCANA’s disclosure controls and procedures. For purposes of this evaluation, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by SCANA in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to SCANA’s management, including the CEO and CFO, as appropriate to allow timely discussions regarding required disclosure. Based on that evaluation, SCANA’s management, including the CEO and CFO, concluded that SCANA’s disclosure controls and procedures were effective as of December 31, 2012. There has been no change in SCANA’s internal controls over financial reporting during the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

Management’s Evaluation of Internal Control Over Financial Reporting:

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management is required to include in this Form 10-K an internal control report wherein management states its responsibility for establishing and maintaining adequate internal control structure and procedures for financial reporting and that it has assessed, as of December 31, 2012, the effectiveness of such structure and procedures. This management report follows.

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

SCANA’s management assessed the effectiveness of SCANA’s internal control over financial reporting as of December 31, 2012.  In making this assessment, SCANA used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, SCANA’s management believes that, as of December 31, 2012, internal control over financial reporting is effective based on those criteria.

SCANA’s independent registered public accounting firm has issued an attestation report on SCANA’s internal control over financial reporting. This report follows.

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
SCANA Corporation
Cayce, South Carolina

We have audited the internal control over financial reporting of SCANA Corporation and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Company and our report dated February 28, 2013, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 28, 2013

SCE&G:

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of SCE&G’s management, including the CEO and CFO, of the effectiveness of the design and operation of SCE&G’s disclosure controls and procedures. For purposes of this evaluation, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by SCE&G in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to SCE&G’s management, including the CEO and CFO, as appropriate to allow timely discussions regarding required disclosure. Based on that evaluation, SCE&G’s management, including the CEO and CFO, concluded that SCE&G’s disclosure controls and procedures were effective as of December 31, 2012. There has been no change in SCE&G’s internal controls over financial reporting during the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

Management’s Evaluation of Internal Control Over Financial Reporting:

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management is required to include in this Form 10-K an internal control report wherein management states its responsibility for establishing and maintaining adequate internal control structure and procedures for financial reporting and that it has assessed, as of December 31, 2012, the effectiveness of such structure and procedures. This management report follows.

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

SCE&G’s management assessed the effectiveness of SCE&G’s internal control over financial reporting as of December 31, 2012. In making this assessment, SCE&G used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, SCE&G’s management believes that, as of December 31, 2012, internal control over financial reporting is effective based on those criteria.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SCANA: A list of SCANA’s executive officers is in Part I of this annual report at page 27. The other information required by Item 10 is incorporated herein by reference to the captions “NOMINEES FOR DIRECTORS,” “CONTINUING DIRECTORS,” “BOARD MEETINGS-COMMITTEES OF THE BOARD”, “GOVERNANCE INFORMATION-SCANA’s Code of Conduct & Ethics” and “OTHER INFORMATION-Section 16(a) Beneficial Ownership Reporting Compliance” in SCANA’s definitive proxy statement for the 2013 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

SCE&G: Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SCANA: Information required by Item 12 is incorporated herein by reference to the caption “SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in SCANA’s definitive proxy statement for the 2013 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

Equity securities issuable under SCANA’s compensation plans at December 31, 2012 are summarized as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	-
Long-Term Equity Compensation Plan	n/a	n/a	3,138,638
Non-Employee Director Compensation Plan	n/a	n/a	127,272
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	n/a	n/a	3,265,910

SCE&G: Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SCANA: The information required by Item 13 is incorporated herein by reference to the caption “RELATED PARTY TRANSACTIONS” in SCANA’s definitive proxy statement for the 2013 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

SCE&G: Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

SCANA: The information required by Item 14 is incorporated herein by reference to “PROPOSAL 2-APPROVAL OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in SCANA’s definitive proxy statement for the 2013 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities and Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

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

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the aggregate fees, all of which were approved by the Audit Committee, charged to SCE&G and its consolidated affiliates for the fiscal years ended December 31, 2012 and 2011 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

	2012	2011
Audit Fees (1)	$1,772,129	$1,754,899
Audit-Related Fees (2)	258,357	66,957
Total Fees	$2,030,486	$1,821,856

(1)     Fees for audit services billed in 2012 and 2011 consisted of audits of annual financial statements, comfort letters, consents and other services related to SEC filings.

(2)     For 2012 fees were primarily for employee benefit plan audits and other non-statutory audit services. For 2011 fees were primarily for employee benefit plan audits.

ITEM 11.  EXECUTIVE COMPENSATION

SCANA: The information required by Item 11 is incorporated herein by reference to the captions “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “COMPENSATION DISCUSSION AND ANALYSIS,” COMPENSATION COMMITTEE REPORT,” “SUMMARY COMPENSATION TABLE,” “2012 GRANTS OF PLAN-BASED AWARDS,” “OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END,” “2012 OPTION EXERCISES AND STOCK VESTED,” “PENSION BENEFITS,” “2012 NONQUALIFIED DEFERRED COMPENSATION,” and “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL,” under the heading “EXECUTIVE COMPENSATION” and the heading “DIRECTOR COMPENSATION” in SCANA’s definitive proxy statement for the 2012 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

SCE&G: Not applicable.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  The following documents are filed or furnished as a part of this Form 10-K:

(1)                                  Financial Statements and Schedules:

The Report of Independent Registered Public Accounting Firm on the financial statements for each of SCANA and SCE&G is listed under Item 8 herein.

The financial statements and supplementary financial data filed as part of this report for SCANA and SCE&G are listed under Item 8 herein.

The financial statement schedules "Schedule II - Valuation and Qualifying Accounts" filed as part of this report for SCANA and SCE&G are included below.

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

Schedule II—Valuation and Qualifying Accounts
(in millions)

		Additions
Description	Beginning Balance	Charged to Income	Charged to Other Accounts	Deductions from Reserves	Ending Balance
SCANA:
Reserves deducted from related assets on the balance sheet:
Uncollectible accounts
2012	$6	$14	—	$13	$7
2011	9	17	—	20	6
2010	9	28	—	28	9
Reserves other than those deducted from assets on the balance sheet:
Reserve for injuries and damages
2012	$6	$4	—	$4	$6
2011	5	4	—	3	6
2010	7	1	—	3	5

SCE&G:
Reserves deducted from related assets on the balance sheet:
Uncollectible accounts
2012	$3	$6	—	$6	$3
2011	3	6	—	6	3
2010	3	6	—	6	3
Reserves other than those deducted from assets on the balance sheet:
Reserve for injuries and damages
2012	$4	$3	—	$2	$5
2011	4	2	—	2	4
2010	5	1	—	2	4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SCANA CORPORATION

BY:	/s/ K. B. Marsh
K. B. Marsh, Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Director

DATE:	February 28, 2013

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

DATE: February 28, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries or consolidated affiliates thereof.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

BY:	/s/ K. B. Marsh
K. B. Marsh, Chairman of the Board, Chief Executive Officer and Director

DATE:	February 28, 2013

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
J. M. Micali

*                                         Signed on behalf of each of these persons by Ronald T. Lindsay, Attorney-in-Fact

DATE: February 28, 2013

EXHIBIT INDEX

Exhibit	Applicable to Form 10-K of
No.	SCANA	SCE&G	Description
3.01	X		Restated Articles of Incorporation of SCANA, as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)
3.02	X		Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)
3.03	X		Articles of Amendment effective April 25, 2011 (Filed as Exhibit 4.03 to Registration Statement No. 333-174796 and incorporated by reference herein)
3.04		X	Restated Articles of Incorporation of SCE&G, as adopted on December 30, 2009 (Filed as Exhibit 1 to Form 8-A (File Number 000-53860) and incorporated by reference herein)
3.05	X		By-Laws of SCANA as amended and restated as of February 19, 2009 (Filed as Exhibit 4.04 to Registration Statement No. 333-174796 and incorporated by reference herein)
3.06		X	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)
4.01	X	X	Articles of Exchange of SCE&G and SCANA (Filed as Exhibit 4-A to Post-Effective Amendment No. 1 to Registration Statement No. 2-90438 and incorporated by reference herein)
4.02	X
Indenture dated as of November 1, 1989 between SCANA and The Bank of New York Mellon Trust Company, N. A. (successor to The Bank of New York), as Trustee (Filed as Exhibit 4-A to Registration No. 33-32107 and incorporated by reference herein)

4.03	X
First Supplemental Indenture dated as of November 1, 2009 to Indenture dated as of November 1, 1989 between SCANA and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York), as Trustee (Filed as Exhibit 99.01 to Registration Statement No. 333-174796 and incorporated by reference herein)

4.04	X
Junior Subordinated Indenture dated as of November 1, 2009 between SCANA and U.S. Bank National Association, as Trustee (Filed as Exhibit 99.02 to Registration Statement No. 333-174796 and incorporated by reference herein)

4.05	X
First Supplemental Indenture to Junior Subordinated Indenture referred to in Exhibit 4.04 dated as of November 1, 2009 (Filed as Exhibit 99.03 to Registration Statement No. 333-174796 and incorporated by reference herein)

4.06		X
Indenture dated as of April 1, 1993 from SCE&G to The Bank of New York Mellon Trust Company, N. A. (as successor to NationsBank of Georgia, National Association), as Trustee (Filed as Exhibit 4-F to Registration Statement No. 33-49421 and incorporated by reference herein)

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
Engineering, Procurement and Construction Agreement, dated May 23, 2008, between SCE&G, for itself and as Agent for the South Carolina Public Service Authority and a Consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (Filed as Exhibit 10.01 to Form 10-Q/A for the quarter ended June 30, 2008 and incorporated by reference herein)

10.02	X	X
Contract for AP1000 Fuel Fabrication and Related Services between Westinghouse Electric Company LLC and SCE&G for V. C. Summer AP1000 Nuclear Plant Units 2 & 3 (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (Filed as Exhibit 10.01 to Form 10-Q/A for the quarter ended June 30, 2011 and incorporated by reference herein)

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

*10.10	X	X	Description of SCANA Whole Life Option (Filed as Exhibit 10-F for the year ended December 31, 1991, under cover of Form SE, Filed No. 1-8809 and incorporated by reference herein)
10.11		X	Service Agreement between SCE&G and SCANA Services, Inc., effective January 1, 2004 (Filed as Exhibit 99.10 to Registration Statement No. 333-174796 and incorporated by reference herein)
10.12	X		Form of Indemnification Agreement (Filed as Exhibit 10.01 to Form 10-Q dated June 30, 2012 and incorporated by reference herein)
10.13	X
Amended and Restated Five-Year Credit Agreement dated as of October 25, 2012, by and among SCANA; the lenders identified therein; Wells Fargo Bank, National Association, as Issuing Bank, Swingline Lender and Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents and JPMorgan Chase Bank, N.A., Mizuho Corporation Bank, LTD. and TD Bank N.A., as Documentation Agents (Filed as Exhibit 99.1 to Form 8-K on October 30, 2012 and incorporated by reference herein)

10.14	X	X
Amended and Restated Five-Year Credit Agreement dated as of October 25, 2012, by and among SCE&G; the lenders identified therein; Wells Fargo Bank, National Association, as Issuing Bank, Swingline Lender and Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents; and Credit Suisse AG, Cayman Islands Branch and UBS Loan Finance LLC, as Documentation Agents (Filed as Exhibit 99.2 to Form 8-K on October 30, 2012 and incorporated by reference herein)

10.15	X	X
Three-Year Credit Agreement dated as of October 25, 2012, by and among SCE&G; the lenders identified therein; Wells Fargo Bank, National Association, as Issuing Bank, Swingline Lender and Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents; and Credit Suisse AG, Cayman Islands Branch and UBS Loan Finance LLC, as Documentation Agents (Filed as Exhibit 99.3 to Form 8-K on October 30, 2012 and incorporated by reference herein)

10.16	X	X
Amended and Restated Five-Year Credit Agreement dated as of October 25, 2012, by and among Fuel Company; the lenders identified therein; Wells Fargo Bank, National Association, as Swingline Lender and Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents; and JPMorgan Chase Bank, N.A., Mizuho Corporation Bank, LTD. and TD Bank N.A., as Documentation Agents (Filed as Exhibit 99.4 to Form 8-K on October 30, 2012 and incorporated by reference herein)

10.17	X
Amended and Restated Five-Year Credit Agreement dated as of October 25, 2012, by and among PSNC Energy; the lenders identified therein; Wells Fargo Bank, National Association, as issuing Bank, Swingline Lender and Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents; and JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, LTD. and TD Bank N.A., as Documentation Agents (Filed as Exhibit 99.5 to Form 8-K on October 30, 2012 and incorporated by reference herein)

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