Form 10-Q
period 2013-03-31
SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2013-05-09
CIK 91882, 754737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at April 30, 2013
SCANA Corporation	Without Par Value	139,498,499
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

MARCH 31, 2013

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

(17)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(18)	labor disputes;

(19)	performance of SCANA’s pension plan assets;

(20)	changes in taxes;

(21)	inflation or deflation;

(22)	compliance with regulations;

(23)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(24)	the other risks and uncertainties described from time to time in the periodic reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
BACT	Best Available Control Technology
BLRA	Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of Westinghouse and Stone and Webster, Inc., a subsidiary of The Shaw Group, Inc.
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
DHEC	South Carolina Department of Health and Environmental Control
DOJ	United States Department of Justice
DSM Programs	Demand reduction and energy efficiency programs
EIZ Credits	South Carolina Capital Investment Tax Credits (formerly known as Economic Impact Zone Income Tax Credits)
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
eWNA	Pilot Electric WNA
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GWh	Gigawatt hour
IRP	Integrated Resource Plan
JEDA	South Carolina Jobs-Economic Development Authority
LOC	Lines of Credit
MGP	Manufactured Gas Plant
MMBTU	Million British Thermal Units
MW	Megawatt
NASDAQ	The NASDAQ Stock Market, Inc.
NCUC	North Carolina Utilities Commission
NEIL	Nuclear Electric Insurance Limited
New Units	Nuclear Units 2 and 3 under construction at Summer Station
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income

ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
Price-Anderson	Price-Anderson Indemnification Act
PRP	Potentially Responsible Party
PSNC Energy	Public Service Company of North Carolina, Incorporated
Retail Gas Marketing	SCANA Energy
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
Summer Station	V. C. Summer Nuclear Station
VIE	Variable Interest Entity
Westinghouse	Westinghouse Electric Company LLC
WNA	Weather Normalization Adjustment

SCANA CORPORATION
FINANCIAL SECTION

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	March 31, 2013	December 31, 2012
Assets
Utility Plant In Service	$11,937	$11,865
Accumulated Depreciation and Amortization	(3,867)	(3,811)
Construction Work in Progress	2,250	2,084
Plant to be Retired, Net	359	362
Nuclear Fuel, Net of Accumulated Amortization	251	166
Goodwill, net of writedown of $230	230	230
Utility Plant, Net	11,160	10,896
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $142 and $139	306	306
Assets held in trust, net-nuclear decommissioning	97	94
Other investments	89	87
Nonutility Property and Investments, Net	492	487
Current Assets:
Cash and cash equivalents	43	72
Receivables, net of allowance for uncollectible accounts of $7 and $7	775	780
Inventories (at average cost):
Fuel and gas supply	250	304
Materials and supplies	140	136
Emission allowances	1	1
Prepayments and other	185	223
Deferred income taxes	10	11
Total Current Assets	1,404	1,527
Deferred Debits and Other Assets:
Regulatory assets	1,451	1,464
Other	250	242
Total Deferred Debits and Other Assets	1,701	1,706
Total	$14,757	$14,616

Millions of dollars	March 31, 2013	December 31, 2012
Capitalization and Liabilities
Common Equity	$4,463	$4,154
Long-Term Debt, net	5,039	4,949
Total Capitalization	9,502	9,103
Current Liabilities:
Short-term borrowings	530	623
Current portion of long-term debt	173	172
Accounts payable	360	428
Customer deposits and customer prepayments	82	86
Taxes accrued	63	164
Interest accrued	76	82
Dividends declared	70	66
Derivative financial instruments	66	80
Other	76	110
Total Current Liabilities	1,496	1,811
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,673	1,653
Deferred investment tax credits	35	36
Asset retirement obligations	567	561
Postretirement benefits	389	387
Regulatory liabilities	917	882
Other	178	183
Total Deferred Credits and Other Liabilities	3,759	3,702
Commitments and Contingencies (Note 9)	—	—
Total	$14,757	$14,616

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars, except per share amounts	2013	2012
Operating Revenues:
Electric	$583	$545
Gas - regulated	382	277
Gas - nonregulated	346	285
Total Operating Revenues	1,311	1,107
Operating Expenses:
Fuel used in electric generation	186	181
Purchased power	7	6
Gas purchased for resale	501	366
Other operation and maintenance	176	175
Depreciation and amortization	93	89
Other taxes	55	52
Total Operating Expenses	1,018	869
Operating Income	293	238
Other Income (Expense):
Other income	13	14
Other expense	(12)	(10)
Interest charges, net of allowance for borrowed funds used during construction of $2 and $2	(75)	(72)
Allowance for equity funds used during construction	4	3
Total Other Expense	(70)	(65)
Income Before Income Tax Expense	223	173
Income Tax Expense	72	52
Net Income	$151	$121
Per Common Share Data
Basic Earnings Per Share of Common Stock	$1.13	$0.93
Diluted Earnings Per Share of Common Stock	$1.11	$0.91
Weighted Average Common Shares Outstanding (millions)
Basic	134.4	130.3
Diluted	136.1	132.2
Dividends Declared Per Share of Common Stock	$.5075	$.495

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2013	2012
Net Income	$151	$121
Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on cash flow hedging activities arising during period, net of tax of $2 and $(2)	3	(4)
Losses on cash flow hedging activities reclassified to net income, net of tax of $2 and $6	4	10
Amortization of deferred employee benefit plan costs reclassified to net income, net of tax of $- and $-	—	—
Other Comprehensive Income	7	6
Total Comprehensive Income	$158	$127

Accumulated other comprehensive loss totaled $78.8 million as of March 31, 2013 and $85.6 million as of December 31, 2012.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2013	2012
Cash Flows From Operating Activities:
Net income	$151	$121
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income taxes, net	17	50
Depreciation and amortization	97	92
Amortization of nuclear fuel	13	13
Allowance for equity funds used during construction	(4)	(3)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	(22)	65
Inventories	37	(11)
Prepayments and other	21	68
Regulatory liabilities	26	1
Accounts payable	5	(18)
Taxes accrued	(101)	(101)
Interest accrued	(6)	(1)
Regulatory assets	12	41
Changes in other assets	(16)	(43)
Changes in other liabilities	(37)	(89)
Net Cash Provided From Operating Activities	193	185
Cash Flows From Investing Activities:
Property additions and construction expenditures	(291)	(321)
Proceeds from investments (including derivative collateral posted)	100	151
Purchase of investments (including derivative collateral posted)	(84)	(109)
Proceeds from interest rate contract settlement	—	13
Payments upon interest rate contract settlement	—	(51)
Net Cash Used For Investing Activities	(275)	(317)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	221	26
Proceeds from issuance of long-term debt	57	494
Repayment of long-term debt	(66)	(259)
Dividends	(66)	(63)
Short-term borrowings, net	(93)	(68)
Net Cash Provided From Financing Activities	53	130
Net Decrease In Cash and Cash Equivalents	(29)	(2)
Cash and Cash Equivalents, January 1	72	29
Cash and Cash Equivalents, March 31	$43	$27
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $2 and $2)	$77	$74
– Income taxes	1	—
Noncash Investing and Financing Activities:
Accrued construction expenditures	88	108
Capital leases	3	—
Nuclear fuel purchase	97	—

 See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2012. These are interim financial statements and, due to the seasonality of the Company’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

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

Plant to be Retired

SCE&G has six coal-fired units that it intends to retire by 2018, subject to future developments in environmental regulations, among other matters. These units have an aggregate generating capacity (summer 2012) of 730 MW. One unit (90 MW) has been retired and its value is recorded in regulatory assets (see Note 2). The net carrying value of the remaining units totaled $359 million at March 31, 2013 and is included in Plant to be Retired, Net in the consolidated financial statements. SCE&G plans to request recovery of and a return on the net carrying value of these remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

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

Reconciliations of the weighted average number of common shares for basic and diluted earnings per share computation purposes are as follows:

Millions	2013	2012
Weighted Average Shares Outstanding - Basic	134.4	130.3
Net effect of dilutive equity forward shares	1.7	1.9
Weighted Average Shares - Diluted	136.1	132.2

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  Such counterparties held 18% and 44% of PSNC Energy’s natural gas inventory at March 31, 2013 and December 31, 2012, respectively, with a carrying value of $3.4 million and $19.6 million, respectively, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees. The agreements expire at various times through March 31, 2015.

2.	RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric

SCE&G's retail electric rates include a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In April 2012, the SCPSC approved SCE&G's request to decrease the total fuel cost component of its retail electric rates, and approved a settlement agreement among SCE&G, the ORS and SCEUC in which SCE&G agreed to recover an amount equal to its actual under-collected balance of base fuel and variable environmental costs as of April 30, 2012, or $80.6 million, over a 12-month period beginning with the first billing cycle of May 2012.

In the December 2012 rate order, the SCPSC authorized SCE&G to reduce the base fuel cost component of its retail electric rates and in doing so, stated that SCE&G may not adjust its base fuel component prior to April 1, 2014, except where necessary due to extraordinary unforeseen economic or financial conditions.  In February 2013, in connection with its annual review of base rates for fuel costs, SCE&G requested authorization to reduce its environmental fuel cost component effective with the first billing cycle of May 2013.  Consistent with the December 2012 rate order, however, SCE&G did not request any adjustment to its base fuel cost component.  On March 14, 2013 SCE&G, ORS and the SCEUC entered into a settlement agreement accepting the proposed lower environmental fuel cost component effective the first billing cycle of May 2013.  By not adjusting SCE&G's base fuel component, the settlement also provided for carrying costs on a portion of the undercollected balance of fuel costs.  The SCPSC approved this settlement agreement on April 10, 2013.

On December 19, 2012, the SCPSC approved a 4.23% overall increase in SCE&G's retail electric base rates, effective January 1, 2013, and authorized an allowed return on common equity of 10.25%. The SCPSC also approved a mid-period reduction to the cost of fuel component in rates, a reduction in the DSM Programs component rider to retail rates, and the recovery of and a return on the net carrying value of certain retired generating plant assets described below. By order dated February 7, 2013, the SCPSC denied the SCEUC's petition for rehearing of this order.

The eWNA is designed to reduce volatility of costs charged to residential and commercial customers due to abnormal weather and is based on a 15 year historical average of temperatures. In connection with the December 2012 rate order, SCE&G agreed to perform a study of alternative structures for eWNA by June 30, 2013, which may be used to modify or terminate eWNA in the future.

In February 2013, SCE&G filed an IRP with the SCPSC. The IRP evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. The IRP identified a total of six coal-fired units that SCE&G intends to retire by 2018, subject to future developments in environmental regulations, among other matters. The net carrying value of a unit that has been retired is recorded in regulatory assets as unrecovered plant and is being amortized over its original remaining useful life as further described below. The net carrying value of the remaining units is included in Plant to be Retired, Net in the consolidated financial statements. SCE&G plans to request recovery of and a return on the net carrying value of these remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

SCE&G's DSM Programs for electric customers provide for an annual rider, approved by the SCPSC, to allow recovery of the costs and lost net margin revenue associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G submits annual filings in January to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits. The SCPSC has approved the following rate changes pursuant to annual DSM Programs filings, which changes went into effect as indicated below:

Year	Effective	Amount
2012	First billing cycle of May	$19.6 million
2011	First billing cycle of June	$7.0 million

In January 2013, SCE&G filed its annual update on DSM Programs and a petition for an update to the rate rider requesting an increase of approximately $27.2 million. On April 1, 2013, ORS filed a report of its review of SCE&G's DSM Programs petition with the SCPSC. ORS proposed that SCE&G recover the net lost revenue component of the rider of $20.6 million over a 24-month period effective for bills rendered on and after the first billing cycle in May 2013. ORS also recommended that SCE&G defer a portion of net lost revenue component in a regulatory asset and recover those amounts over a 12-month period effective for bills rendered on and after the first billing cycle in May 2014. SCE&G agreed with ORS's recommendations. In April 2013, the SCPSC approved SCE&G's request to update its rider as modified by the agreement between ORS and SCE&G.

Electric – BLRA

In November 2012, the SCPSC approved an updated construction schedule and additional updated capital costs of $278 million (SCE&G's portion in 2007 dollars). The November 2012 order approved additional identifiable capital costs of approximately $1 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel. In addition, the order approved revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site. Thereafter, two parties filed separate petitions requesting that the SCPSC reconsider its November 2012 order. On December 12, 2012, the SCPSC denied both petitions. In March 2013, both parties appealed the SCPSC's order to the South Carolina Supreme Court. SCE&G is unable to predict the outcome of these appeals.

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11.0%. The SCPSC has approved the following rate changes under the BLRA effective for bills rendered on and after October 30 in the years indicated:

Year	Action		Amount
2012	2.3%	Increase	$52.1 million
2011	2.4%	Increase	$52.8 million

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the years indicated:

Year	Action		Amount
2012	2.1%	Increase	$7.5 million
2011	2.1%	Increase	$8.6 million

SCE&G's natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G's gas purchasing policies and procedures was held in November 2012 before the SCPSC. The SCPSC issued an order in December 2012 finding that SCE&G's gas purchasing policies and practices during the review period of August 1, 2011 through July 31, 2012, were reasonable and prudent.

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

Millions of dollars	March 31, 2013	December 31, 2012
Regulatory Assets:
Accumulated deferred income taxes	$254	$254
Under-collections - electric fuel adjustment clause	75	66
Environmental remediation costs	43	44
AROs and related funding	324	319
Franchise agreements	34	36
Deferred employee benefit plan costs	452	460
Planned major maintenance	—	6
Deferred losses on interest rate derivatives	141	151
Deferred pollution control costs	38	38
Unrecovered plant	20	20
Other	70	70
Total Regulatory Assets	$1,451	$1,464

Regulatory Liabilities:
Accumulated deferred income taxes	$20	$21
Asset removal costs	701	692
Storm damage reserve	27	27
Monetization of bankruptcy claim	31	32
Deferred gains on interest rate derivatives	137	110
Planned major maintenance	1	—
Total Regulatory Liabilities	$917	$882

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

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are not expected to be recovered in retail electric rates within 12 months.

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

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders. In connection with the December 2012 rate order, approximately $63 million of deferred pension costs for electric operations are to be recovered through utility rates over approximately 30 years. The remainder of the deferred benefit costs are expected to be recovered through utility rates, primarily over average service periods of participating employees, or up to approximately 12 years.

Planned major maintenance related to certain fossil fueled turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved pursuant to specific SCPSC orders.  SCE&G collects $18.4 million annually for fossil fueled turbine/generation equipment maintenance.  Through December 31, 2012, nuclear refueling charges were accrued during each 18-month refueling outage cycle as a component of cost of service. In connection with the December 2012 rate order, effective January 1, 2013, SCE&G began to collect and accrue $17.2 million annually for nuclear-related refueling charges.

Deferred losses or gains on interest rate derivatives represent the effective portions of changes in fair value and payments made or received upon termination of certain interest rate derivatives designated as cash flow hedges.  These amounts are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the scrubbers installed at Wateree and Williams Stations pursuant to specific regulatory orders.  Such costs will be recovered through utility rates over periods up to 30 years.

Unrecovered plant represents the net book value of a coal-fired generating unit retired from service prior to being fully depreciated. Pursuant to the December 2012 rate order, SCE&G is amortizing these amounts over the unit's original remaining useful life of approximately 14 years. Unamortized amounts are included in rate base.

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

The monetization of bankruptcy claim represents proceeds from the sale of a bankruptcy claim which are being amortized into operating revenue through February 2024.

The SCPSC, the NCUC or the FERC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include, but are not limited to, certain costs which have not been approved for recovery by the SCPSC, the NCUC or by the FERC. In recording such costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, the Company could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on the Company's results of operations, liquidity or financial position in the period the write-off would be recorded.

3.	COMMON EQUITY

Changes in common equity during the three months ended March 31, 2013 and 2012 were as follows:

Millions of dollars	2013	2012
Balance at January 1,	$4,154	$3,889
Common stock issued	221	26
Dividends declared	(70)	(65)
Comprehensive income	158	127
Balance as of March 31,	$4,463	$3,977

SCANA had 200 million shares of common stock authorized as of March 31, 2013 and December 31, 2012, of which 139.2 million and 132.0 million were issued and outstanding at March 31, 2013 and December 31, 2012, respectively.

On March 5, 2013, SCANA settled all forward sales contracts related to its common stock through the issuance of approximately 6.6 million common shares, resulting in net proceeds of approximately $196.2 million.

Reclassifications of gains (losses) from AOCI into earnings were as follows:

	Three Months Ended March 31,		Income Statement
Millions of dollars	2013	2012	Line Item Affected
Interest rate contracts	$(2)	$(2)	Increase in interest expense
Commodity contracts	(2)	(8)	Increase in gas purchased for resale
Amortization of deferred employee benefit plan costs	—	—
Total reclassifications	$(4)	$(10)

Reclassifications of the amortization of deferred employee benefit costs were not significant for any period presented.

4.	LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In January 2013, JEDA issued at a premium, for the benefit of SCE&G, $39.5 million of 4.0% tax-exempt industrial revenue bonds due February 1, 2028, and $14.7 million of 3.63% tax-exempt industrial revenue bonds due February 1, 2033. Proceeds from these sales were loaned by JEDA to SCE&G and, together with other available funds, were used to redeem prior to maturity $56.9 million of 5.2% industrial revenue bonds due November 1, 2027.

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

Liquidity

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Lines of credit:
Total committed long-term	$300	$300	$1,400	$1,400	$100	$100
LOC advances	—	—	—	—	—	—
Weighted average interest rate	—	—	—	—	—	—
Outstanding commercial paper (270 or fewer days)	$122	$142	$408	$449	—	$32
Weighted average interest rate	0.48%	0.58%	0.33%	0.42%	—	0.44%
Letters of credit supported by LOC	$3	$3	$0.3	$0.3	—	—
Available	$175	$155	$992	$951	$100	$68

SCANA, SCE&G (including Fuel Company) and PSNC Energy are parties to five-year credit agreements in the amounts of $300 million, $1.2 billion (of which $500 million relates to Fuel Company) and $100 million, respectively, which expire in October  2017. In addition, SCE&G is party to a new three-year credit agreement in the amount of $200 million which expires in October 2015. These credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N.A. and Morgan Stanley Bank, N.A. each provide 10.7% of the aggregate $1.8 billion credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A. Credit Suisse AG, Cayman Island Branch and UBS Loan Finance LLC each provide 8.9%, and Branch Banking and Trust Company, Union Bank, N.A. and U.S. Bank National Association each provide 6.3%.  Two other banks provide the remaining support. The Company pays fees to the banks as compensation for maintaining the committed lines of credit. Such fees were not material in any period presented.
The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  The letters of credit expire, subject to renewal, in the fourth quarter of 2014.

5.	INCOME TAXES

 In connection with a prior change in method of tax accounting for certain repair costs, the Company had previously recorded an unrecognized tax benefit of $38 million. Under new administrative guidance from the Internal Revenue Service, the Company recognized all of the previously unrecognized tax benefit in the first quarter of 2012. Since this change was primarily a temporary difference, the recognition of this benefit did not have a significant effect on the Company's effective tax rate. No other material changes in the status of the Company's tax positions have occurred through March 31, 2013.

The Company recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses. In connection with the resolution of the uncertainty and recognition of tax benefits described above, during the quarter ended March 31, 2012, the Company reversed $2 million of interest expense which had been accrued during 2011.

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

Commodity Derivatives

The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types.  Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations. Instruments designated as fair value hedges are used to mitigate exposure to fluctuating market prices created by fixed prices of stored natural gas.  The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options, and over-the-counter instruments such as options and swaps, which are typically offered by energy companies and financial institutions.  Cash settlements of commodity derivatives are classified as operating activities in the condensed consolidated statements of cash flows.

PSNC Energy hedges natural gas purchasing activities using over-the-counter options and NYMEX futures and options.  PSNC Energy’s tariffs also include a provision for the recovery of actual gas costs incurred, including any costs of hedging.  PSNC Energy records premiums, transaction fees, margin requirements and any realized gains or losses from its hedging program in deferred accounts as a regulatory asset or liability for the over- or under-recovery of gas costs.  These derivative financial instruments are not designated as hedges for accounting purposes.

The unrealized gains and losses on qualifying cash flow hedges of nonregulated operations are deferred in OCI.  When the hedged transactions affect earnings, the previously recorded gains and losses are reclassified from AOCI to cost of gas.  The effects of gains or losses resulting from these hedging activities are either offset by the recording of the related hedged transactions or are included in gas sales pricing decisions made by the business unit.

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

In anticipation of the issuance of debt, the Company may use treasury rate lock or forward starting swap agreements that are designated as cash flow hedges.  The effective portions of changes in fair value and payments made or received upon termination of such agreements for regulated subsidiaries are recorded in regulatory assets or regulatory liabilities, and for the holding company or nonregulated subsidiaries, are recorded in OCI.  Such amounts are amortized to interest expense over the term of the underlying debt. Ineffective portions are recognized in income.  Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of March 31, 2013
Cash flow	—	4,074,000	14,344,000	18,418,000
Not designated (a)	4,850,000	—	14,085,848	18,935,848
Total (a)	4,850,000	4,074,000	28,429,848	37,353,848

As of December 31, 2012
Cash flow	—	6,490,000	18,937,000	25,427,000
Not designated (b)	5,170,000	—	17,703,275	22,873,275
Total (b)	5,170,000	6,490,000	36,640,275	48,300,275

(a)  Includes an aggregate 1,850,000 MMBTU related to basis swap contracts in Energy Marketing.
(b)  Includes an aggregate 3,500,000 MMBTU related to basis swap contracts in Energy Marketing.

The Company was not party to any interest rate swap designated as a fair value hedge during any period presented. The Company was party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $1.1 billion at each of March 31, 2013 and December 31, 2012.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the condensed consolidated balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location	Value	Location	Value
As of March 31, 2013
Derivatives designated as hedging instruments
Interest rate	Prepayments and other	$58	Other current liabilities	$62
	Other deferred debits and other assets	42	Other deferred credits and other liabilities	33
Commodity	Prepayments and other	2	Prepayments and other	1
Total		$102		$96

Derivatives not designated as hedging instruments
Commodity	Prepayments and other	$2
Energy management	Prepayments and other	5	Other current liabilities	$5
	Other deferred debits and other assets	5	Other deferred credits and other liabilities	5
Total		$12		$10

As of December 31, 2012
Derivatives designated as hedging instruments
Interest rate	Prepayments and other	$42	Other current liabilities	$70
	Other deferred debits and other assets	31	Other deferred credits and other liabilities	36
Commodity	Prepayments and other	1	Other current liabilities	4
Total		$74		$110
Derivatives not designated as hedging instruments
Commodity	Prepayments and other	$1
Energy management	Prepayments and other	7	Prepayments and other	$1
	Other deferred debits and other assets	6	Other current liabilities	6
			Other deferred debits and other assets	6
Total		$14		$13

 The effect of derivative instruments on the condensed consolidated statements of income is as follows:

Fair Value Hedges

With regard to the Company's interest rate swaps designated as fair value hedges, any gains or losses related to the swaps or the fixed rate debt are recognized in current earnings and included in interest expense.  Such gains and losses, combined with the amortization of deferred gains on previously terminated swaps, were not significant during any period presented.

Cash Flow Hedges

Derivatives in Cash Flow Hedging Relationships

			Loss Reclassified from
	Gain (Loss) Deferred		Deferred Accounts into Income
	in Regulatory Accounts		(Effective Portion)
Millions of dollars	(Effective Portion)		Location	Amount
	2013	2012		2013	2012
Three Months Ended March 31,
Interest rate	$35	$30	Interest expense	$(1)	$(1)

	Gain (Loss)		Loss Reclassified from
	Recognized in OCI,		AOCI into Income,
	net of tax		net of tax (Effective Portion)
	(Effective Portion)		Location	Amount
	2013	2012		2013	2012
Three Months Ended March 31,
Interest rate	$1	—	Interest expense	$(2)	$(2)
Commodity	2	$(4)	Gas purchased for resale	(2)	(8)
Total	$3	$(4)		$(4)	$(10)

As of March 31, 2013, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive income (loss) to earnings arising from cash flow hedges will include approximately $0.7 million as a decrease to gas cost and approximately $6.0 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of March 31, 2013, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2015.

Derivatives not designated as Hedging Instruments	Loss Recognized in Income
Millions of dollars	Location	2013	2012
Three Months Ended March 31,
Commodity	Gas purchased for resale	$—	$(1)

Hedge Ineffectiveness

Other losses recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three months ended March 31, 2013 and 2012, respectively.

Credit Risk Considerations

The Company limits credit risk in its commodity and interest rate derivatives activities by assessing the creditworthiness of potential counterparties before entering into transactions with them and continuing to evaluate their creditworthiness on an ongoing basis. In this regard, the Company uses credit ratings provided by credit rating agencies and current market-based qualitative and quantitative data, as well as financial statements, to assess the financial health of counterparties on an ongoing basis. The Company uses standardized master agreements which may include collateral requirements. These master agreements permit the netting of cash flows associated with a single counterparty. Cash, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements (if any) require a counterparty to post cash or letters of credit in the event an exposure exceeds the established threshold. The threshold represents an unsecured credit limit which may be supported by a parental/affiliate guaranty, as determined in accordance with the Company's credit policies and due diligence. In addition, collateral agreements (if any) allow for the termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of March 31, 2013 and December 31, 2012, the Company has posted $60.6 million and $78.3 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position.  Collateral related to the positions expected to close in the next 12 months is recorded in Prepayments and other on the consolidated balance sheets. Collateral related to the noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of March 31, 2013 and December 31, 2012, the Company would have been required to post an additional $21.3 million and $26.2 million, respectively, of collateral with its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of March 31, 2013 and December 31, 2012 is $81.9 million and $104.5 million, respectively.

In addition, as of March 31, 2013 and December 31, 2012, the Company has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments were fully triggered as of March 31, 2013 and December 31, 2012, the Company could request $45.6 million and $32.1 million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of March 31, 2013 and December 31, 2012 is $45.6 million and $32.1 million, respectively. In addition, at March 31, 2013, the Company could have called on letters of credit in the amount of $9 million related to $9 million in commodity derivatives that are in a net asset position, compared to letters of credit of $10 million related to derivatives of $13 million at December 31, 2012, if all the contingent features underlying these instruments had been fully triggered.

Information related to the Company's offsetting of derivative assets follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
As of March 31, 2013
Interest rate	$100	—	$100	$(22)	—	$78
Commodity	4	—	4	—	—	4
Energy management	10	$(1)	9	—	—	9
Total	$114	$(1)	$113	$(22)	$—	$91

Balance sheet location	Prepayments and other		$66
	Other deferred debits and other assets		47
	Total		$113

As of December 31, 2012
Interest rate	$73	—	$73	$(17)	—	$56
Commodity	2	—	2	—	—	2
Energy management	$13	$(1)	$12	$—	—	$12
Total	$88	$(1)	$87	$(17)	$—	$70

Balance sheet location	Prepayments and other		$50
	Other deferred debits and other assets		37
	Total		$87

 Information related to the Company's offsetting of derivative liabilities follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
As of March 31, 2013
Interest rate	$95	—	$95	$(22)	$(53)	$20
Commodity	1	—	1	—	—	1
Energy management	10	$(1)	9	—	(8)	1
	$106	$(1)	$105	$(22)	$(61)	$22

Balance sheet location	Other current liabilities		$67
	Other deferred credits and other liabilities		38
	Total		$105

As of December 31, 2012
Interest rate	$106	—	$106	$(17)	$(67)	$22
Commodity	4	—	4	—	—	4
Energy management	13	$(1)	12	—	(11)	1
	$123	$(1)	$122	$(17)	$(78)	$27

Balance sheet location	Other current liabilities		$80
	Other deferred credits and other liabilities		42
	Total		$122

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

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

		Fair Value Measurements Using
		Quoted Prices in Active	Significant Other
		Markets for Identical Assets	Observable Inputs
Millions of dollars		(Level 1)	(Level 2)
As of March 31, 2013
Assets -	Available for sale securities	$7	—
	Interest rate contracts	—	$100
	Commodity contracts	2	2
	Energy management contracts	1	9
Liabilities -	Interest rate contracts	—	95
	Commodity contracts	—	1
	Energy management contracts	—	13

As of December 31, 2012
Assets -	Available for sale securities	$6	—
	Interest rate contracts	—	$73
	Commodity contracts	1	1
	Energy management contracts	—	13
Liabilities -	Interest rate contracts	—	106
	Commodity contracts	—	4
	Energy management contracts	1	15

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$5,211.7	$6,118.8	$5,121.0	$6,115.0

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

8.	EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2013	2012	2013	2012
Three months ended March 31,
Service cost	$5.9	$4.8	$1.6	$1.3
Interest cost	9.5	10.7	2.8	3.0
Expected return on assets	(15.4)	(14.8)	—	—
Prior service cost amortization	1.7	1.7	0.2	0.2
Transition obligation amortization	—	—	0.2	0.2
Amortization of actuarial losses	5.4	4.7	0.8	0.2
Net periodic benefit cost	$7.1	$7.1	$5.6	$4.9

No contribution to the pension trust will be necessary until after 2014, nor will limitations on benefit payments apply.   In connection with the SCPSC's December 2012 rate order, effective January 1, 2013 SCE&G began recovering pension expense related to retail electric operations through a rate rider that is adjusted annually. As authorized by the SCPSC, prior to January 1, 2013 SCE&G deferred all pension expense related to retail electric operations as a regulatory asset, and has deferred such costs related to gas operations during both periods presented. Costs totaling $0.6 million and $3.7 million were deferred for the three months ended March 31, 2013 and 2012, respectively. Previously deferred costs related to electric operations are being recovered as described in Note 2.

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

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with NEIL.  The policies provide coverage to Summer Station Unit 1 for property damage and outage costs up to $2.75 billion. In addition, a builder's risk insurance policy has been purchased from NEIL for the construction of the New Units. This policy provides the owners of the New Units up to $500 million in limits of accidental property damage occurring during construction. The NEIL policies, in the aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses.  Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $40.6 million.

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station Unit 1 exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G's rates would not recover the cost of any purchased replacement power or other costs and expenses, SCE&G will retain the risk of loss as a self-insurer.  SCE&G has no reason to anticipate a serious nuclear incident.  However, if such an incident were to occur, it likely would have a material impact on the Company’s results of operations, cash flows and financial position.

Environmental

On April 13, 2012, the EPA issued a proposed rule to establish NSPS for GHG emissions from fossil fuel-fired electric generating units. If finalized as proposed, this rule would establish performance standards for new and modified generating units, along with emissions guidelines for existing generating units. This rule would amend the NSPS for electric generating units and establish the first NSPS for GHG emissions. Essentially, the rule would require all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. While most new natural gas plants will not be required to include any new technologies, no new coal plants could be constructed without carbon capture and sequestration capabilities. The Company is evaluating the proposed rule, but cannot predict when the rule will become final, if at all, or what conditions it may impose on the Company, if any. The Company expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the Court of Appeals vacated CSAPR and left CAIR in place. The EPA's petition for rehearing of the Court of Appeals' order has been denied. On March 29, 2013, the U.S. Solicitor General petitioned the U.S. Supreme Court to review the D.C. Circuit Court's decision on CSAPR. Air quality control installations that SCE&G and GENCO have already completed allowed the Company to comply with the reinstated CAIR.  The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with such regulations are expected to be recoverable through rates.

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

The Company maintains an environmental assessment program to identify and evaluate its current and former operations sites that could require environmental clean-up.  As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site.  Environmental liabilities are accrued when the criteria for loss contingencies are met. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates.  Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations.  Amounts expected to be recovered through rates are recorded in regulatory assets and, if applicable, amortized over approved amortization periods. Other environmental costs are recorded to expense.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of byproduct chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at all these sites will continue until 2016 and will cost an additional $22.1 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At March 31, 2013, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $38.3 million and are included in regulatory assets.

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected.  PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs.  PSNC Energy has recorded a liability and associated regulatory asset of approximately $3.0 million, the estimated remaining liability at March 31, 2013. PSNC Energy expects to recover through rates any cost allocable to PSNC Energy arising from the remediation of these sites.

New Nuclear Construction

SCE&G, on behalf of itself and as agent for Santee Cooper, has contracted with the Consortium for the design and construction of the New Units at the site of Summer Station.  SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6.0 billion for plant costs and for related transmission infrastructure costs, and is projected based on historical one-year and five-year escalation rates as required by the SCPSC. There are 146 milestones for purposes of reporting the construction schedule of the New Units to the SCPSC.  The delayed schedule for the fabrication and delivery of sub-modules is a focus area of the construction of the New Units.  SCE&G is devoting resources to monitor this focus area, including mitigation options, due to the potential to affect the construction schedule. The first New Unit is scheduled for substantial completion in 2017, and the second in 2018.

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

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units.  In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing.  These conditions and requirements are responsive to the NRC's Near-Term Task Force report titled “Recommendations for Enhancing Reactor Safety in the 21st Century.”  This report was prepared in the wake of the March 2011 earthquake-generated tsunami, which severely damaged several nuclear generating units and their back-up cooling systems in Japan.  SCE&G continues to evaluate the impact these conditions and requirements impose on the construction and operation of the New Units, and SCE&G is preparing an integrated response plan to submit to the NRC for the New Units.  SCE&G cannot predict what additional regulatory or other outcomes may be implemented in the United States, or how such initiatives would impact SCE&G's existing Summer Station or the construction or operation of the New Units.

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

Millions of dollars	External Revenue	Intersegment Revenue	Operating Income	Net Income
Three Months Ended March 31, 2013
Electric Operations	$583	$2	$153	n/a
Gas Distribution	379	—	93	n/a
Retail Gas Marketing	179	—	—	$22
Energy Marketing	167	42	—	3
All Other	12	107	7	3
Adjustments/Eliminations	(9)	(151)	40	123
Consolidated Total	$1,311	—	$293	$151

Three Months Ended March 31, 2012
Electric Operations	$545	$2	$127	n/a
Gas Distribution	274	—	83	n/a
Retail Gas Marketing	153	—	n/a	$11
Energy Marketing	132	26	n/a	2
All Other	11	106	7	5
Adjustments/Eliminations	(8)	(134)	21	103
Consolidated Total	$1,107	$—	$238	$121

	March 31,	December 31,
Segment Assets	2013	2012
Electric Operations	$9,111	$8,989
Gas Distribution	2,308	2,292
Retail Gas Marketing	188	153
Energy Marketing	129	122
All Other	1,455	1,415
Adjustments/Eliminations	1,566	1,645
Consolidated Total	$14,757	$14,616

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2012.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
AS COMPARED TO THE CORRESPONDING PERIOD IN 2012

Earnings Per Share

Earnings per share was as follows:

	2013	2012
Basic earnings per share	$1.13	$0.93
Diluted earnings per share	$1.11	$0.91

Basic earnings per share increased due to higher electric margin of $.14 and higher gas margin of $.16. These increases were partially offset by higher operating expenses of $.01, higher depreciation expense of $.02, higher property taxes of $.01, higher interest expense of $.01, dilution from additional shares outstanding of $.03 and $.02 due to other items.

Diluted earnings per share figures give effect to dilutive potential common stock using the treasury stock method. See Note 1 to the condensed consolidated financial statements.

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2013:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 20, 2013	$0.5075	March 11, 2013	April 1, 2013
April 25, 2013	$0.5075	June 10, 2013	July 1, 2013

When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2013	% Change	2012
Operating revenues	$585.6	7.0%	$547.4
Less: Fuel used in generation	187.7	2.7%	182.7
Purchased power	7.0	22.8%	5.7
Margin	$390.9	8.9%	$359.0

Electric margin increased by $13.0 million due to base rate increases under the BLRA, by $16.9 million due to higher retail electric base rates approved in the December 2012 rate order and by $1.5 million due to customer growth.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2013	% Change	2012
Residential	1,858	9.9%	1,691
Commercial	1,669	1.5%	1,644
Industrial	1,403	1.3%	1,385
Other	134	(0.7)%	135
Total Retail Sales	5,064	4.3%	4,855
Wholesale	264	(58.4)%	634
Total Sales	5,328	(2.9)%	5,489

Retail sales volume increased primarily due to customer growth and the effects of weather. The decrease in wholesale sales is primarily due to the expiration of a customer contract.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2013	% Change	2012
Operating revenues	$379.3	38.1%	$274.6
Less: Gas purchased for resale	222.7	73.2%	128.6
Margin	$156.6	7.3%	$146.0

Sales volumes (in MMBTU) by class, including transportation, were as follows:

Classification (in thousands)	2013	% Change	2012
Residential	21,375	42.3%	15,026
Commercial	10,758	28.6%	8,366
Industrial	6,161	13.1%	5,446
Transportation	11,200	9.6%	10,223
Total	49,494	26.7%	39,061

Gas margin at SCE&G increased primarily due to the SCPSC-approved increase in retail gas base rates under the RSA which became effective with the first billing cycle of November 2012. Margin at PSNC Energy increased by $1.5 million primarily due to residential customer growth of approximately 2.1% as well as increased industrial usage.  Total sales volumes increased due to the effects of weather.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing operating revenues and net income were as follows:

Millions of dollars	2013	% Change	2012
Operating revenues	$179.0	17.1%	$152.8
Net Income	22.1	99.1%	11.1

Changes in operating revenues and net income are primarily due to higher demand in 2013 following the abnormally mild weather in 2012.

 Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and net income were as follows:

Millions of dollars	2013	% Change	2012
Operating revenues	$209.1	32.2%	$158.2
Net Income	2.7	58.8%	1.7

Operating revenues increased due to higher sales volume and higher market prices.  Net income increased due to an increase in industrial customer consumption.

 Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2013	% Change	2012
Other operation and maintenance	$176.1	0.5%	$175.2
Depreciation and amortization	93.3	5.2%	88.7
Other taxes	54.8	4.2%	52.6

Other operation and maintenance expenses increased by $4.3 million due to incremental expenses associated with the December 2012 rate order. These increases were partially offset by lower generation expenses of $3.3 million. Depreciation and amortization expense increased $3.3 million due to the recognition of depreciation expense associated with the Wateree Station scrubber which was provided for in the December 2012 rate order and due to net plant additions.  Other taxes increased primarily due to higher property taxes.

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

Interest Expense

Interest charges increased primarily due to increased borrowings and due to the reversal in 2012 of interest which had been accrued in 2011 related to a tax uncertainty that was resolved.

Income Taxes

Income taxes for the three months ended March 31, 2013 were higher than the same period in 2012 primarily due to higher income. The increase in the effective tax rate in 2013 is principally attributable to lower recognition of EIZ Credits upon the completion of the amortization of certain such credits in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities.  The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  The Company’s ratio of earnings to fixed charges for the three and 12 months ended March 31, 2013 was 3.86 and 3.08, respectively.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

At March 31, 2013, the Company had net available liquidity of approximately $1.3 billion. The Company's credit agreements were amended and extended in October 2012 and expire in October 2017. In connection with the amendment and extension of the agreements, Fuel Company's credit agreement was increased to $500 million, and the other companies' credit agreements remained the same size. In addition, SCE&G entered into a new three-year credit agreement in the amount of $200 million, which is scheduled to expire in October 2015. The amended and extended credit agreements, together with SCE&G's new three-year credit agreement, total an aggregate of $1.8 billion. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities.  The Company’s long-term debt portfolio has a weighted average maturity of approximately 17 years and bears an average interest cost of 5.9%.  Substantially all of the long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCE&G has obtained FERC authority to issue short-term indebtedness and to assume liabilities as a guarantor (pursuant to Section 204 of the Federal Power Act). SCE&G may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding with maturity dates of one year or less, and may enter into guaranty agreements in favor of lenders, bankers, and dealers in commercial paper in amounts not to exceed $600 million. GENCO has obtained FERC authority to issue short-term indebtedness not to exceed $150 million outstanding with maturity dates of one year or less. The authority described herein will expire in October 2014.

SCANA issued $25 million of stock during the three months ended March 31, 2013 through various compensation and dividend reinvestment plans.  Similar issuances are expected in future quarters. In addition, on March 5, 2013, SCANA settled all forward sales contracts related to its common stock through the issuance of approximately 6.6 million common shares, resulting in net proceeds of approximately $196.2 million.

OTHER MATTERS

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company's market risk exposures relative to interest rate risk have not changed materially compared with the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Interest rates on substantially all of the Company's outstanding long-term debt, other than credit facility draws, are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives. The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.

For further discussion of changes in long-term debt and interest rate derivatives, see ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES and also Notes 4 and 6 of the condensed consolidated financial statements.

Commodity price risk - The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types.  The SCPSC authorized the suspension of SCE&G's natural gas hedging program in January 2012. The fair value of SCE&G's derivative instruments remaining to be settled were not significant for any period presented. See Note 6 of the condensed consolidated financial statements.  The following tables provide information about the Company’s financial instruments that are sensitive to changes in natural gas prices.  Weighted average settlement prices are per 10,000 MMBTU.  Fair value represents quoted market prices for these or similar instruments.

	Expected Maturity			Expected Maturity
Futures - Long	2013	2014	Options Purchased Call - Long	2013	2014
Settlement Price (a)	4.12	4.27	Strike Price (a)	3.95	4.04
Contract Amount (b)	8.0	2.8	Contract Amount (b)	11.1	8.2
Fair Value (b)	8.9	2.9	Fair Value (b)	1.3	1.2

(a) Weighted average, in dollars
(b) Millions of dollars

	Expected Maturity
Swaps	2013	2014	2015	2016	2017
Commodity Swaps:
Pay fixed/receive variable (b)	30.4	20.6	13.7	8.2	0.5
Average pay rate (a)	4.4981	4.6906	5.1714	4.8861	4.2850
Average received rate (a)	4.1520	4.2718	4.3037	4.3836	4.5145
Fair value (b)	28.0	18.7	11.4	7.4	0.5
Pay variable/receive fixed (b)	17.7	14.8	11.4	7.4	0.5
Average pay rate (a)	4.1307	4.2354	4.3037	4.3836	4.5231
Average received rate (a)	4.5587	4.8734	5.1807	4.8925	4.2900
Fair value (b)	19.6	17.1	13.7	8.2	0.5
Basis Swaps:
Pay variable/receive variable (b)	7.6	—	—	—	—
Average pay rate (a)	4.1311	—	—	—	—
Average received rate (a)	4.1201	—	—	—	—
Fair value (b)	7.6	—	—	—	—
(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2013, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2013, SCANA’s disclosure controls and procedures were effective.  There has been no change in SCANA’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

Item 1. FINANCIAL STATEMENTS
SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	March 31, 2013	December 31, 2012
Assets
Utility Plant In Service	$10,161	$10,096
Accumulated Depreciation and Amortization	(3,371)	(3,322)
Construction Work in Progress	2,227	2,073
Plant to be Retired, Net	359	362
Nuclear Fuel, Net of Accumulated Amortization	251	166
Utility Plant, Net ($626 and $640 related to VIEs)	9,627	9,375
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	56	57
Assets held in trust, net - nuclear decommissioning	97	94
Other investments	2	3
Nonutility Property and Investments, Net	155	154
Current Assets:
Cash and cash equivalents	12	51
Receivables, net of allowance for uncollectible accounts of $3 and $3	456	483
Affiliated receivables	9	2
Inventories (at average cost):
Fuel and gas supply	179	203
Materials and supplies	129	126
Emission allowances	1	1
Prepayments and other	148	143
Total Current Assets ($184 and $206 related to VIEs)	934	1,009
Deferred Debits and Other Assets:
Regulatory assets	1,365	1,377
Other	197	189
Total Deferred Debits and Other Assets ($58 and $54 related to VIEs)	1,562	1,566
Total	$12,278	$12,104

Millions of dollars	March 31, 2013	December 31, 2012
Capitalization and Liabilities
Common equity	$4,177	$3,929
Noncontrolling interest	115	114
Long-Term Debt, net	3,646	3,557
Total Capitalization	7,938	7,600
Current Liabilities:
Short-term borrowings	408	449
Current portion of long-term debt	165	165
Accounts Payable	208	281
Affiliated Payables	128	124
Customer deposits and customer prepayments	53	51
Taxes accrued	70	151
Interest accrued	51	63
Dividends declared	64	46
Derivative financial instruments	59	66
Other	30	50
Total Current Liabilities	1,236	1,446
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,491	1,479
Deferred investment tax credits	35	36
Asset retirement obligations	540	535
Postretirement benefits	254	254
Regulatory liabilities	697	665
Other	87	89
Total Deferred Credits and Other Liabilities	3,104	3,058
Commitments and Contingencies (Note 9)	—	—
Total	$12,278	$12,104

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2013	2012
Operating Revenues:
Electric	$585	$547
Gas	143	116
Total Operating Revenues	728	663
Operating Expenses:
Fuel used in electric generation	188	183
Purchased power	7	6
Gas purchased for resale	77	59
Other operation and maintenance	138	138
Depreciation and amortization	77	73
Other taxes	50	48
Total Operating Expenses	537	507
Operating Income	191	156
Other Expense:		156,311,000
Interest charges, net of allowance for borrowed funds used during construction of $2 and $2	(55)	(51)
Allowance for equity funds used during construction	4	3
Other expense	(4)	(4)
Total Other Expense	(55)	(52)
Income Before Income Tax Expense	136	104
Income Tax Expense	44	32
Net Income	92	72
Net Income Attributable to Noncontrolling Interest	(3)	(3)
Earnings Available to Common Shareholder	$89	$69

Dividends Declared on Common Stock	$64	$53

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2013	2012
Net Income	$92	$72
Other Comprehensive Income, net of tax:
Amortization of deferred employee benefit plan costs reclassified to net income, net of tax of $- and $-	—	—
Total Comprehensive Income	92	72
Comprehensive income attributable to noncontrolling interest	(3)	(3)
Comprehensive income available to common shareholder	$89	$69

Accumulated other comprehensive loss totaled $3.9 million as of March 31, 2013 and $4.0 million as of December 31, 2012.

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2013	2012
Cash Flows From Operating Activities:
Net income	$92	$72
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	1	1
Deferred income taxes, net	12	44
Depreciation and amortization	78	73
Amortization of nuclear fuel	13	13
Allowance for equity funds used during construction	(4)	(3)
Cash provided (used) by changes in certain assets and liabilities:
Receivables	(7)	28
Inventories	10	(38)
Prepayments and other	(12)	2
Regulatory assets	11	41
Regulatory liabilities	27	1
Accounts payable	4	15
Taxes accrued	(81)	(80)
Interest accrued	(12)	(3)
Changes in other assets	(21)	(1)
Changes in other liabilities	(21)	(78)
Net Cash Provided From Operating Activities	90	87
Cash Flows From Investing Activities:
Property additions and construction expenditures	(264)	(295)
Proceeds from investments (including derivative collateral posted)	81	52
Purchase of investments (including derivative collateral posted)	(70)	(50)
Proceeds from interest rate contract settlement	—	13
Net Cash Used For Investing Activities	(253)	(280)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	57	248
Repayment of long-term debt	(66)	(8)
Dividends	(46)	(39)
Contributions from parent	221	24
Short-term borrowings –affiliate, net	(1)	20
Short-term borrowings, net	(41)	(44)
Net Cash Provided From Financing Activities	124	201
Net Increase (Decrease) In Cash and Cash Equivalents	(39)	8
Cash and Cash Equivalents, January 1	51	16
Cash and Cash Equivalents, March 31	$12	$24
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $2 and $2)	$62	$51
Noncash Investing and Financing Activities:
Accrued construction expenditures	81	103
Capital leases	1	—
Nuclear fuel purchase	97	—

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2012.  These are interim financial statements and, due to the seasonality of Consolidated SCE&G’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

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

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $472 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission allowances. See also Note 4.

Plant to be Retired

SCE&G has six coal-fired units that it intends to retire by 2018, subject to future developments in environmental regulations, among other matters. These units have an aggregate generating capacity (summer 2012) of 730 MW. One unit (90 MW) has been retired and its value is recorded in regulatory assets (see Note 2). The net carrying value of the remaining units totaled $359 million at March 31, 2013 and is included in Plant to be Retired, Net in the consolidated financial statements. SCE&G plans to request recovery of and a return on the net carrying value of these remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

2.	RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric

SCE&G's retail electric rates include a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In April 2012, the SCPSC approved SCE&G's request to decrease the total fuel cost component of its retail electric rates, and approved a settlement agreement among SCE&G, the ORS and SCEUC in which SCE&G agreed to recover an amount equal to its actual under-collected balance of base fuel and variable environmental costs as of April 30, 2012, or $80.6 million, over a 12-month period beginning with the first billing cycle of May 2012.

In the December 2012 rate order, the SCPSC authorized SCE&G to reduce the base fuel cost component of its retail electric rates and in doing so, stated that SCE&G may not adjust its base fuel component prior to April 1, 2014, except where necessary due to extraordinary unforeseen economic or financial conditions.  In February 2013, in connection with its annual review of base rates for fuel costs, SCE&G requested authorization to reduce its environmental fuel cost component effective with the first billing cycle of May 2013.  Consistent with the December 2012 rate order, however, SCE&G did not request any adjustment to its base fuel cost component.  On March 14, 2013 SCE&G, ORS and the SCEUC entered into a settlement agreement accepting the proposed lower environmental fuel cost component effective the first billing cycle of May 2013.  By not adjusting SCE&G's base fuel component, the settlement also provided for carrying costs on a portion of the undercollected balance of fuel costs.  The SCPSC approved this settlement agreement on April 10, 2013.

On December 19, 2012, the SCPSC approved a 4.23% overall increase in SCE&G's retail electric base rates, effective January 1, 2013, and authorized an allowed return on common equity of 10.25%. The SCPSC also approved a mid-period reduction to the cost of fuel component in rates, a reduction in the DSM Programs component rider to retail rates, and the recovery of and a return on the net carrying value of certain retired generating plant assets described below. By order dated February 7, 2013, the SCPSC denied the SCEUC's petition for rehearing of this order.

The eWNA is designed to reduce volatility of costs charged to residential and commercial customers due to abnormal weather and is based on a 15 year historical average of temperatures. In connection with the December 2012 rate order, SCE&G agreed to perform a study of alternative structures for eWNA by June 30, 2013, which may be used to modify or terminate eWNA in the future.

In February 2013, SCE&G filed an IRP with the SCPSC. The IRP evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. The IRP identified a total of six coal-fired units that SCE&G intends to retire by 2018, subject to future developments in environmental regulations, among other matters. The net carrying value of a unit that has been retired is recorded in regulatory assets as unrecovered plant and is being amortized over its original remaining useful life as further described below. The net carrying value of the remaining units is included in Plant to be Retired, Net in the consolidated financial statements. SCE&G plans to request recovery of and a return on the net carrying value of these remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

SCE&G's DSM Programs for electric customers provide for an annual rider, approved by the SCPSC, to allow recovery of the costs and lost net margin revenue associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G submits annual filings in January to the SCPSC regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits. The SCPSC has approved the following rate changes pursuant to annual DSM Programs filings, which changes went into effect as indicated below:

Year	Effective	Amount
2012	First billing cycle of May	$19.6 million
2011	First billing cycle of June	$7.0 million

In January 2013, SCE&G filed its annual update on DSM Programs and a petition for an update to the rate rider, requesting an increase of approximately $27.2 million. On April 1, 2013, ORS filed a report of its review of SCE&G's DSM Programs petition with the SCPSC. ORS proposed that SCE&G recover the net lost revenue component of the rider of $20.6 million over a 24-month period effective for bills rendered on and after the first billing cycle in May 2013. ORS also recommended that SCE&G defer a portion of net lost revenue component in a regulatory asset and recover those amounts over a 12-month period effective for bills rendered on and after the first billing cycle in May 2014. SCE&G agreed with ORS's recommendations. In April 2013, the SCPSC approved SCE&G's request to update its rider as modified by the agreement between ORS and SCE&G.

Electric – BLRA

In November 2012, the SCPSC approved an updated construction schedule and additional updated capital costs of $278 million (SCE&G's portion in 2007 dollars). The November 2012 order approved additional identifiable capital costs of approximately $1 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel. In addition, the order approved revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site. Thereafter, two parties filed separate petitions requesting that the SCPSC reconsider its November 2012 order. On December 12, 2012, the SCPSC denied both petitions. In March 2013, both parties appealed the SCPSC's order to the South Carolina Supreme Court. SCE&G is unable to predict the outcome of these appeals.

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11.0%. The SCPSC has approved the following rate changes under the BLRA effective for bills rendered on and after October 30 in the years indicated:

Year	Action		Amount
2012	2.3%	Increase	$52.1 million
2011	2.4%	Increase	$52.8 million

Gas

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the years indicated:

Year	Action		Amount
2012	2.1%	Increase	$7.5 million
2011	2.1%	Increase	$8.6 million

SCE&G's natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The annual PGA hearing to review SCE&G's gas purchasing policies and procedures was held in November 2012 before the SCPSC. The SCPSC issued an order in December 2012 finding that SCE&G's gas purchasing policies and practices during the review period of August 1, 2011 through July 31, 2012, were reasonable and prudent.

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

Millions of dollars	March 31, 2013	December 31, 2012
Regulatory Assets:
Accumulated deferred income taxes	$248	$248
Under collections – electric fuel adjustment clause	75	66
Environmental remediation costs	38	39
AROs and related funding	307	304
Franchise agreements	34	36
Deferred employee benefit plan costs	399	405
Planned major maintenance	—	6
Deferred losses on interest rate derivatives	141	151
Deferred pollution control costs	38	38
Unrecovered plant	20	20
Other	65	64
Total Regulatory Assets	$1,365	$1,377

Regulatory Liabilities:
Accumulated deferred income taxes	$20	$21
Asset removal costs	512	507
Storm damage reserve	27	27
Deferred gains on interest rate derivatives	137	110
Planned major maintenance	1	—
Total Regulatory Liabilities	$697	$665

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

Under-collections - electric fuel adjustment clause represent amounts due from customers pursuant to the fuel adjustment clause as approved by the SCPSC during annual hearings which are not expected to be recovered in retail electric rates within 12 months.

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

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders. In connection with the December 2012 rate order, approximately $63 million of deferred pension costs for electric operations are to be recovered through utility rates over approximately 30 years. The remainder of the deferred benefit costs are expected to be recovered through utility rates, primarily over average service periods of participating employees, or up to approximately 12 years.

Planned major maintenance related to certain fossil fueled turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved pursuant to specific SCPSC orders.  SCE&G collects $18.4 million annually for fossil fueled turbine/generation equipment maintenance.  Through December 31, 2012, nuclear refueling charges were accrued during each 18-month refueling outage cycle as a component of cost of service. In connection with the December 2012 rate order, effective January 1, 2013, SCE&G began to collect and accrue $17.2 million annually for nuclear-related refueling charges.

Deferred losses or gains on interest rate derivatives represent the effective portions of changes in fair value and payments made or received upon termination of certain interest rate derivatives designated as cash flow hedges.  These amounts are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the scrubbers installed at Wateree and Williams Stations pursuant to specific regulatory orders.  Such costs will be recovered through utility rates over periods up to 30years.

Unrecovered plant represents the net book value of a coal-fired generating unit retired from service prior to being fully depreciated. Pursuant to the December 2012 rate order, SCE&G is amortizing these amounts over the unit's original remaining useful life of approximately 14 years. Unamortized amounts are included in rate base.

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

The SCPSC or the FERC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include, but are not limited to, certain costs which have not been approved for recovery by the SCPSC or by the FERC. In recording such costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by SCE&G. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, Consolidated SCE&G could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on Consolidated SCE&G's results of operations, liquidity or financial position in the period the write-off would be recorded.

3.	EQUITY

Changes in common equity during the three months ended March 31, 2013 and 2012 were as follows:

Millions of dollars	Common Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	$3,929	$114	$4,043
Capital contribution from parent	221	—	221
Dividends declared	(62)	(2)	(64)
Comprehensive income	89	3	92
Balance as of March 31, 2013	$4,177	$115	$4,292

Balance at January 1, 2012	$3,665	$108	$3,773
Capital contribution from parent	24	—	24
Dividends declared	(51)	(2)	(53)
Comprehensive income	69	3	72
Balance as of March 31, 2012	$3,707	$109	$3,816

SCE&G had 50 million shares of common stock authorized as of March 31, 2013 and December 31, 2012, of which 40.3 million were issued and outstanding during all periods presented. SCE&G had 20 million shares of preferred stock authorized as of March 31, 2013 and December 31, 2012, of which 1,000 shares were issued and outstanding during all periods presented. All issued and outstanding shares of SCE&G's common and preferred stock are held by SCANA.

Reclassifications from AOCI into earnings of the amortization of deferred employee benefit costs were not significant for any period presented.

4.	LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In January 2013, JEDA issued at a premium, for the benefit of SCE&G, $39.5 million of 4.0% tax-exempt industrial revenue bonds due February 1, 2028, and $14.7 million of 3.63% tax-exempt industrial revenue bonds due February 1, 2033. Proceeds from these sales were loaned by JEDA to SCE&G and, together with other available funds, were used to redeem prior to maturity $56.9 million of 5.2% industrial revenue bonds due November 1, 2027.

 Substantially all of Consolidated SCE&G’s electric utility plant is pledged as collateral in connection with long-term debt. Consolidated SCE&G is in compliance with all debt covenants.

Liquidity

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

Millions of dollars	March 31, 2013	December 31, 2012
Lines of credit:
Total committed long-term	$1,400	$1,400
LOC advances	—	—
Weighted average interest rate	—	—
Outstanding commercial paper (270 or fewer days)	$408	$449
Weighted average interest rate	0.33%	0.42%
Letters of credit supported by LOC	$0.3	$0.3
Available	$992	$951

SCE&G and Fuel Company are parties to five-year credit agreements in the amount of $1.2 billion (of which $500 million relates to Fuel Company) which expire in October 2017. In addition, SCE&G is party to a new three-year credit agreement in the amount of $200 million, which expires in October 2015. These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10.7% of the aggregate $1.4 billion credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A., Credit Suisse AG, Cayman Islands Branch and UBS Loan Finance LLC each provide 8.9% and Branch Banking and Trust Company, Union Bank, N.A. and U.S. Bank National Association each provide 6.3%.  Two other banks provide the remaining support. Consolidated SCE&G pays fees to the banks as compensation for maintaining the committed lines of credit. Such fees were not material in any period presented.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  The letters of credit expire, subject to renewal, in the fourth quarter of 2014.

Consolidated SCE&G participates in a utility money pool. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions was not significant for any period presented. At March 31, 2013 and December 2012, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $48.8 million and $49.4 million, respectively.

5.	INCOME TAXES

In connection with a prior change in method of tax accounting for certain repair costs, Consolidated SCE&G had previously recorded an unrecognized tax benefit of $38 million. Under new administrative guidance from the Internal Revenue Service, Consolidated SCE&G recognized all of the previously unrecognized tax benefit in the first quarter of 2012. Since this change was primarily a temporary difference, the recognition of this benefit did not have a significant effect on Consolidated SCE&G's effective tax rate. No other material changes in the status of Consolidated SCE&G's tax positions have occurred through March 31, 2013.

Consolidated SCE&G recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses. In connection with the resolution of the uncertainty and recognition of tax benefits described above, during the quarter ended March 31, 2012, Consolidated SCE&G reversed $2 million of interest expense which had been accrued during 2011.

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

Policies and procedures and risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by Consolidated SCE&G.  SCANA’s Board of Directors has delegated to a Risk Management Committee the authority to set risk limits, establish policies and procedures for risk management and measurement, and oversee and review the risk management process and infrastructure for SCANA and each of its subsidiaries, including Consolidated SCE&G.  The Risk Management Committee, which is comprised of certain officers, including the Consolidated SCE&G’s Risk Management Officer and senior officers, apprises the Audit Committee of the Board of Directors with regard to the management of risk and brings to the Audit Committee’s attention significant areas of concern.  Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions.

Interest Rate Swaps

Consolidated SCE&G synthetically converts variable rate debt to fixed rate debt using swaps that are designated as cash flow hedges.  Periodic payments to or receipts from swap counterparties related to these derivatives are recorded within interest expense.

In anticipation of the issuance of debt, Consolidated SCE&G may use treasury rate lock or forward starting swap agreements that are designated as cash flow hedges.  The effective portions of changes in fair value and payments made or received upon termination of such agreements are recorded in regulatory assets or regulatory liabilities.  Such amounts are amortized to interest expense over the term of the underlying debt.  Ineffective portions are recognized in income.  Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

Consolidated SCE&G was a party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $971.4 million at each of March 31, 2013 and December 31, 2012.

The fair value of interest rate derivatives was reflected in the condensed consolidated balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location	Value	Location	Value
As of March 31, 2013
Derivatives designated as hedging instruments
Interest rate	Prepayments and other	$58	Other current liabilities	$59
	Other deferred debits and other assets	42	Other deferred credits and other liabilities	7
Total		$100		$66

As of December 31, 2012
Derivatives designated as hedging instruments
Interest rate	Prepayments and other	$42	Other current liabilities	$66
	Other deferred debits and other assets	31	Other deferred credits and other liabilities	9
Total		$73		$75

The effect of derivative instruments on the condensed consolidated statement of income is as follows:

Derivatives in Cash Flow Hedging Relationships	Gain Deferred in Regulatory Accounts		Loss Reclassified from Deferred Accounts into Income (Effective Portion)
Millions of dollars	(Effective Portion)		Location	Amount
Three Months Ended March 31,	2013	2012		2013	2012
Interest rate	$35	$30	Interest expense	$(1)	$(1)

Derivatives not designated as Hedging Instruments	Loss Recognized in Income
Millions of dollars	Location	2013	2012
Three Months Ended March 31,
Commodity	Gas purchased for resale	—	(1)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three months ended March 31, 2013 and 2012, respectively.

Credit Risk Considerations

Consolidated SCE&G limits credit risk in its derivatives activities by assessing the creditworthiness of potential counterparties before entering into transactions with them and continuing to evaluate their creditworthiness on an ongoing basis. In this regard, Consolidated SCE&G uses credit ratings provided by credit rating agencies and current market-based qualitative and quantitative data as well as financial statements, to assess the financial health of counterparties on an ongoing basis. Consolidated SCE&G uses standardized master agreements which may include collateral requirements. These master agreements permit the netting of cash flows associated with a single counterparty. Cash, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements (if any) require a counterparty to post cash or letters of credit in the event an exposure exceeds the established threshold. The threshold represents an unsecured credit limit which may be supported by a parental/affiliate guaranty, as determined in accordance with Consolidated SCE&G's credit policies and due diligence. In addition, collateral agreements (if any) allow for the termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that require Consolidated SCE&G to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of March 31, 2013 and December 31, 2012, Consolidated SCE&G has posted $22.1 million and $35.2 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position.  Collateral related to the positions expected to close in the next 12 months are recorded in Prepayments and other on the consolidated balance sheets. Collateral related to the noncurrent positions are recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of March 31, 2013 and December 31, 2012, Consolidated SCE&G would have been required to post an additional $22.2 million and $22.7 million respectively, of collateral with its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of March 31, 2013 and December 31, 2012 is $44.3 million and $57.9 million, respectively.

In addition, as of March 31, 2013 and December 31, 2012, Consolidated SCE&G has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments were fully triggered as of March 31, 2013 and December 31, 2012, Consolidated SCE&G could request $43.9 million and $32.1 million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of March 31, 2013 and December 31, 2012 is $43.9 million and $32.1 million, respectively.

Information related to Consolidated SCE&G's derivative assets follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
As of March 31, 2013
Interest rate	$100	—	$100	$(22)	—	$78

Balance Sheet Location	Prepayments and other		$58
	Other deferred debits and other assets		42
	Total		$100

As of December 31, 2012
Interest rate	$73	—	$73	(17)	—	$56

Balance Sheet Location	Prepayments and other		$42
	Other deferred debits and other assets		31
	Total		$73
Information related to Consolidated SCE&G's derivative liabilities follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
As of March 31, 2013
Interest rate	$66	—	$66	$(22)	$(22)	$22

Balance Sheet Location	Other current liabilities		$59
	Other deferred credits and other liabilities		7
	Total		$66

As of December 31, 2012
Interest rate	$75	—	$75	$(17)	$(35)	$23

Balance Sheet Location	Other current liabilities		$66
	Other deferred credits and other liabilities		9
	Total		$75

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

Consolidated SCE&G’s interest rate swap agreements are valued using discounted cash flow models with independently sourced data.  Fair value measurements based on significant other observable inputs (level 2) were as follows:

		Fair Value Measurements Using Significant
		Other Observable Inputs (Level 2)
Millions of dollars		March 31, 2013	December 31, 2012
Assets -	Interest rate contracts	$100	$73
Liabilities -	Interest rate contracts	66	75

There were no fair value measurements based on quoted prices in active markets for identical assets (Level 1) or significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,811.0	$4,534.8	$3,722.0	$4,543.1

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

Pension and Other Postretirement Benefit Plans

Consolidated SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all regular, full-time employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  Components of net periodic benefit cost recorded by Consolidated SCE&G were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2013	2012	2013	2012
Three months ended March 31,
Service cost	$4.8	$3.9	$1.2	$1.0
Interest cost	8.0	9.1	2.2	2.4
Expected return on assets	(13.0)	(12.6)	—	—
Prior service cost amortization	1.4	1.4	0.2	0.2
Amortization of actuarial losses	4.6	4.0	0.6	0.1
Net periodic benefit cost	$5.8	$5.8	$4.2	$3.7

No contribution to the pension trust will be necessary until after 2014, nor will limitations on benefit payments apply.  In connection with the SCPSC's December 2012 rate order, effective January 1, 2013 SCE&G began recovering pension expense related to retail electric operations through a rate rider that is adjusted annually. As authorized by the SCPSC, prior to January 1, 2013 SCE&G deferred all pension expense related to retail electric operations as a regulatory asset, and has deferred such costs related to gas operations during both periods presented. Costs totaling $0.6 million and $3.7 million were deferred for the three months ended March 31, 2013 and 2012, respectively. Previously deferred cost related to electric operations are being recovered as described in Note 2.

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

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with NEIL.  The policies provide coverage to Summer Station Unit 1 for property damage and outage costs up to $2.75 billion. In addition, a builder's risk insurance policy has been purchased from NEIL for the construction of the New Units. This policy provides the owners of the New Units up to $500 million in limits of accidental property damage occurring during construction. The NEIL policies, in the aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses.  Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $40.6 million.

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station Unit 1 exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G's rates would not recover the cost of any purchased replacement power or other cost and expenses, SCE&G will retain the risk of loss as a self-insurer.  SCE&G has no reason to anticipate a serious nuclear incident.  However, if such an incident were to occur, it likely would have a material impact on the Company’s results of operations, cash flows and financial position.

Environmental

On April 13, 2012, the EPA issued a proposed rule to establish NSPS for GHG emissions from fossil fuel-fired electric generating units. If finalized as proposed, this rule would establish performance standards for new and modified generating units, along with emissions guidelines for existing generating units. This rule would amend the NSPS for electric generating units and establish the first NSPS for GHG emissions. Essentially, the rule would require all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. While most new natural gas plants will not be required to include any new technologies, no new coal plants could be constructed without carbon capture and sequestration capabilities. Consolidated SCE&G is evaluating the proposed rule, but cannot predict when the rule will become final, if at all, or what conditions it may impose on Consolidated SCE&G, if any.  Consolidated SCE&G expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements. On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the Court of Appeals vacated CSAPR and left CAIR in place. The EPA's petition for rehearing of the Court of Appeals' order has been denied. On March 29, 2013, the U.S. Solicitor General petitioned the U. S. Supreme Court to review the D.C. Circuit Court's decision on CSAPR. Air quality control installations that SCE&G and GENCO have already completed allowed Consolidated SCE&G to comply with the reinstated CAIR.  Consolidated SCE&G will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with such regulations are expected to be recoverable through rates.

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

Consolidated SCE&G maintains an environmental assessment program to identify and evaluate its current and former operations sites that could require environmental clean-up.  As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site.  Environmental liabilities are accrued when the criteria for loss contingencies are met. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates.  Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations.  Amounts expected to be recovered through rates are recorded in regulatory assets and, if applicable, amortized over approved amortization periods. Other environmental costs are recorded to expense.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at all these sites will continue until 2016 and will cost an additional $22.1 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At March 31, 2013, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $38.3 million and are included in regulatory assets.

New Nuclear Construction

SCE&G, on behalf of itself and as agent for Santee Cooper, has contracted with the Consortium for the design and construction of the New Units at the site of Summer Station.  SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $6.0 billion for plant costs and for related transmission infrastructure costs, and is projected based on historical one-year and five-year escalation rates as required by the SCPSC. There are 146 milestones for purposes of reporting the construction schedule of the New Units to the SCPSC.  The delayed schedule for the fabrication and delivery of sub-modules is a focus area of the construction of the New Units.  SCE&G is devoting resources to monitor this focus area, including mitigation options, due to the potential to affect the construction schedule. The first New Unit is scheduled for substantial completion in 2017, and the second in 2018.

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

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units.  In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing.  These conditions and requirements are responsive to the NRC's Near-Term Task Force report titled “Recommendations for Enhancing Reactor Safety in the 21st Century.”  This report was prepared in the wake of the March 2011 earthquake-generated tsunami, which severely damaged several nuclear generating units and their back-up cooling systems in Japan.  SCE&G continues to evaluate the impact these conditions and requirements impose on the construction and operation of the New Units, and SCE&G is preparing an integrated response plan to submit to the NRC for the New Units.  SCE&G cannot predict what additional regulatory or other outcomes may be implemented in the United States, or how such initiatives would impact SCE&G's existing Summer Station or the construction or operation of the New Units.

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

CGT transports natural gas to SCE&G to serve SCE&G’s retail gas customers and certain electric generation requirements.  Transportation services totaled approximately $8.4 million and $10.0 million for the three months ended March 31, 2013 and 2012, respectively.  SCE&G had approximately $3.2 million and $3.4 million payable to CGT for transportation services at March 31, 2013 and December 31, 2012, respectively.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $42.1 million and $25.4 million for the three months ended March 31, 2013 and 2012, respectively.  SCE&G’s payables to SEMI for such purposes were $14.1 million and $13.1 million as of March 31, 2013 and December 31, 2012, respectively.

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions. SCE&G owned 10% of Cope Refined Coal, LLC through December 31, 2012. SCE&G accounts for these investments using the equity method.  SCE&G’s receivables from these affiliates were $7.9 million at March 31, 2013 and $1.8 million at December 31, 2012.  SCE&G’s payables to these affiliates were $8.0 million at March 31, 2013 and $1.8 million at

December 31, 2012.  SCE&G’s total purchases from these affiliates were $14.3 million and $27.1 million for the three months ended March 31, 2013 and 2012, respectively.  SCE&G’s total sales to these affiliates were $14.3 million and $26.9 million for the three months ended March 31, 2013 and 2012, respectively.

Consolidated SCE&G receives the following services from SCANA Services and its parent company, which are rendered at direct or allocated cost: information systems services, customer services, marketing and sales, human resources, corporate compliance, purchasing, financial services, risk management, public affairs, legal services, investor relations, gas supply and capacity management, strategic planning, general administrative services, and retirement benefits. Consolidated SCE&G’s payables for such purposes were $45.2 million and $45.8 million as of March 31, 2013 and December 31, 2012, respectively.
Money pool borrowings from an affiliate are described at Note 4.

11.	SEGMENT OF BUSINESS INFORMATION

Consolidated SCE&G’s reportable segments are listed in the following table.  Consolidated SCE&G uses operating income to measure profitability for its regulated operations.  Therefore, earnings available to common shareholder are not allocated to the Electric Operations and Gas Distribution segments.  Intersegment revenues were not significant.

			Earnings Available
	External	Operating	To Common
Millions of dollars	Revenue	Income	Shareholder
Three Months Ended March 31, 2013
Electric Operations	$585	$153	n/a
Gas Distribution	143	38	n/a
Adjustments/Eliminations	—	—	$89
Consolidated Total	$728	$191	$89

Three Months Ended March 31, 2012
Electric Operations	$547	$127	n/a
Gas Distribution	116	29	n/a
Adjustments/Eliminations	—	—	$69
Consolidated Total	$663	$156	$69

	March 31,	December 31,
Segment Assets	2013	2012
Electric Operations	$9,111	$8,989
Gas Distribution	664	659
Adjustments/Eliminations	2,503	2,456
Consolidated Total	$12,278	$12,104

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2012.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
AS COMPARED TO THE CORRESPONDING PERIOD IN 2012

Net Income

Net income for Consolidated SCE&G was as follows:

Millions of dollars	2013	% Change	2012
Net income	$91.8	28.2%	$71.6

Net income increased by $21.5 million due to higher electric margin and by $6.1 million due to higher gas margin.  These increases were partially offset by higher depreciation expense of $2.8 million, higher property taxes of $1.1 million and higher interest expense of $2.8 million.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA) during 2013:

Declaration Date	Amount	Quarter Ended	Payment Date
February 20, 2013	$64.0 million	March 31, 2013	April 1, 2013
April 25, 2013	$63.8 million	June 30, 2013	July 1, 2013

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars		2013	% Change	2012
Operating revenues		$585.6	7.0%	$547.4
Less:	Fuel used in electric generation	187.7	2.7%	182.7
	Purchased power	7.0	22.8%	5.7
Margin		$390.9	8.9%	$359.0

Electric margin increased by $13.0 million due to base rate increases under the BLRA, by $16.9 million due to higher retail electric base rates approved in the December 2012 rate order and by $1.5 million due to customer growth.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2013	% Change	2012
Residential	1,858	9.9%	1,691
Commercial	1,669	1.5%	1,644
Industrial	1,403	1.3%	1,385
Other	134	(0.7)%	135
Total Retail Sales	5,064	4.3%	4,855
Wholesale	264	(58.4)%	634
Total Sales	5,328	(2.9)%	5,489

Retail sales volume increased primarily due to the effects of customer growth and weather. The decrease in wholesale sales is primarily due to the expiration of a customer contract.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2013	% Change	2012
Operating revenues	$142.7	23.3%	$115.7
Less: Gas purchased for resale	77.1	30.2%	59.2
Margin	$65.6	16.1%	$56.5

Gas margin increased primarily due to the SCPSC-approved increase in retail gas base rates under the RSA which became effective with the first billing cycle of November 2012.

Sales volumes (in MMBTU) by class, including transportation, were as follows:

Classification (in thousands)	2013	% Change	2012
Residential	6,459	39.8%	4,619
Commercial	4,294	20.0%	3,579
Industrial	5,369	10.9%	4,843
Transportation	1,316	0.9%	1,304
Total	17,438	21.6%	14,345

Total sales volumes increased due primarily due to the effects of weather.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2013	% Change	2012
Other operation and maintenance	$138.4	—	$138.4
Depreciation and amortization	77.6	6.2%	73.1
Other taxes	49.6	4.0%	47.7

Other operation and maintenance expenses increased by $4.3 million due to incremental expenses associated with the December 2012 rate order. These increases were partially offset by lower generation expenses of $3.3 million. Depreciation and amortization expense increased $3.3 million due to the recognition of depreciation expense associated with the Wateree Station scrubber which was provided for in the December 2012 rate order and due to net plant additions.  Other taxes increased primarily due to higher property taxes.

Other Expense

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

Interest Expense

Interest charges increased primarily due to increased borrowings and due to the reversal in 2012 of interest which had been accrued in 2011 related to a tax uncertainty that was resolved.

Income Taxes

Income taxes for the three months ended March 31, 2013 were higher than the same period in 2012 primarily due to higher income. The increase in the effective tax rate in 2013 is principally attributable to lower recognition of EIZ Credits upon the completion of amortization of certain such credits in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short- and long-term indebtedness.  Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the three and 12 months ended March 31, 2013 was 3.38 and 3.38, respectively.

SCE&G received approximately $221 million during the three months ended March 31, 2013 as an equity contribution from its parent company.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

At March 31, 2013, Consolidated SCE&G had net available liquidity of approximately $1.0 billion. Consolidated SCE&G's credit agreements were amended and extended in October 2012 and expire in October 2017. In connection with the amendment and extension of the agreements, Fuel Company's credit agreement was increased to $500 million, although SCE&G's existing credit agreements remained the same size. In addition, SCE&G entered into a new three-year credit agreement in the amount of $200 million, which is scheduled to expire in October 2015. Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities.  Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 19 years and bears an average interest cost of 5.9%.  Substantially all of the long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCE&G has obtained FERC authority to issue short-term indebtedness and to assume liabilities as a guarantor (pursuant to Section 204 of the Federal Power Act). SCE&G may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding with maturity dates of one year or less, and may enter into guaranty agreements in favor of lenders, bankers, and dealers in commercial paper in amounts not to exceed $600 million. GENCO has obtained FERC authority to issue short-term indebtedness not to exceed $150 million outstanding with maturity dates of one year or less. The authority described herein will expire in October 2014.

OTHER MATTERS

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - Consolidated SCE&G's market risk exposures relative to interest rate risk have not changed materially compared with SCE&G's Annual Report on Form 10-K for the year ended December 31, 2012. Interest rates on substantially all of Consolidated SCE&G's outstanding long-term debt, other than credit facility draws, are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives. Consolidated SCE&G is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.

For further discussion of changes in long-term debt and interest rate derivatives, see ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES and also Notes 4 and 6 of the condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2013, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2013, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: May 9, 2013	James E. Swan, IV
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