Form 10-Q
period 2019-03-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2019-05-09
CIK 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number 001-3375

Dominion Energy South Carolina, Inc.
Exact Name of Registrant as Specified in its Charter

South Carolina	57-0248695
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

400 Otarre Parkway, Cayce, South Carolina	29033
Address of Principal Executive Offices	Zip Code

(803) 217-9000
Registrant’s Telephone Number, Including Area Code

South Carolina Electric & Gas Company
100 SCANA Parkway, Cayce, South Carolina 29033
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2019, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, without par value, all of which were held beneficially and of record by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

Dominion Energy South Carolina, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and therefore is filing this Form with the reduced disclosure format allowed under General Instruction H(2).

TABLE OF CONTENTS

GLOSSARY OF TERMS

The following abbreviations or terms used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
2017 Tax Reform Act
An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (previously known as The Tax Cuts and Jobs Act) enacted on December 22, 2017

ACE	Affordable Clean Energy
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
BLRA	South Carolina Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
Citibank	Citibank, N.A.
CO2	Carbon Dioxide
Concurrent Dockets
Separate dockets that were before the South Carolina Commission related to the NND Project which were handled concurrently. The Concurrent Dockets included the Joint Petition, a Request for Rate Relief filed by the ORS on September 26, 2017, as subsequently amended on October 17, 2017, and a June 2017 complaint filed by the Friends of the Earth and the Sierra Club.

Consortium	A consortium consisting of WEC and WECTEC
Court of Appeals	United States Court of Appeals for the Fourth Circuit
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker (decoupling mechanism)
CWA	Clean Water Act
DER	Distributed Energy Resource
DESC
Dominion Energy South Carolina, Inc. (formerly known as South Carolina Electric & Gas Company), its consolidated affiliates or operating segments, or the entirety of Dominion Energy South Carolina, Inc. and its consolidated affiliates

DESS	Dominion Energy Southeast Services, Inc. (formerly known as SCANA Services, Inc.)
District Court	United States District Court for the District of South Carolina
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	United States Department of Energy
Dominion Energy
The legal entity, Dominion Energy, Inc., one or more of its consolidated subsidiaries (other than SCANA and DESC) or operating segments, or the entirety of Dominion Energy, Inc. and its consolidated subsidiaries

DSM	Demand-Side Management
ELG Rule	Federal effluent limitation guidelines for steam electric generating units
EMANI	European Mutual Association for Nuclear Insurance
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
FILOT	Fee in Lieu of Taxes
Fluor	Fluor Corporation
Fluor Defendants	Fluor Enterprises, Inc. and Fluor Daniel Maintenance Services, Inc.
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas

GWh	Gigawatt hour
IAA	Interim Assessment Agreement dated March 28, 2017, as amended, among DESC, Santee Cooper, WEC and WECTEC
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
Joint Petition
Joint application and petition of DESC and Dominion Energy for review and approval of a proposed business combination as set forth in the Merger Agreement and for a prudency determination regarding the abandonment of the NND Project and associated merger benefits and cost recovery plans, filed with the South Carolina Commission on January 12, 2018

LOC	Lines of Credit
MATS	Utility Mercury and Air Toxics Standard Rule
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger Agreement	Agreement and Plan of Merger entered on January 2, 2018 between Dominion Energy and SCANA
Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
MGP	Manufactured Gas Plant
NAAQS	National Ambient Air Quality Standards
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NND Project
V. C. Summer Units 2 and 3 nuclear development project under which SCANA and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

OCI	Other Comprehensive Income (Loss)
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
PHMSA	United States Pipeline Hazardous Materials Safety Administration
PLR	Private Letter Ruling
PPA	Purchase Power Agreement
Price-Anderson	Price-Anderson Nuclear Industries Indemnity Act
Reorganization Plan	Modified Second Amended Joint Chapter 11 Plan of Reorganization, filed by WEC
RICO	Racketeer Influenced and Corrupt Organizations Act
ROE	Return on Equity
RSA	Natural Gas Rate Stabilization Act
RTO/ISO	Regional Transmission Organization/Independent System Operator
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy's acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the Merger Agreement
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SCEUC	South Carolina Energy Users Committee
SEC	United States Securities and Exchange Commission
SLED	South Carolina Law Enforcement Division
SO2	Sulfur Dioxide
South Carolina Commission	Public Service Commission of South Carolina
Summer	V. C. Summer nuclear power station
Supreme Court	Supreme Court of the United States
Toshiba	Toshiba Corporation, parent company of WEC
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper

USACE	United States Army Corps of Engineers
VIE	Variable Interest Entity
WARN Act	Worker Adjustment and Retraining Notification Act
WEC	Westinghouse Electric Company LLC
WEC Subcontractors	Subcontractors and suppliers to the Consortium
WECTEC	WECTEC Global Project Services, Inc. (formerly known as Stone & Webster, Inc.), a wholly-owned subsidiary of WEC
Williams Station	A.M. Williams Generating Station, owned by GENCO
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc. and Affiliates
Consolidated Balance Sheets
(Unaudited)

Millions of dollars	March 31, 2019	December 31, 2018
Assets
Utility Plant In Service	$12,914	$12,803
Accumulated Depreciation and Amortization	(4,694)	(4,581)
Construction Work in Progress	237	350
Nuclear Fuel, Net of Accumulated Amortization	198	211
Utility Plant, Net ($697 and $711 related to VIEs)	8,655	8,783
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	72	72
Assets held in trust, net-nuclear decommissioning	199	190
Other investments	—	1
Nonutility Property and Investments, Net	271	263
Current Assets:
Cash, restricted cash and cash equivalents	120	377
Receivables:
Customer, net of allowance for uncollectible accounts of $3 and $4	271	331
Affiliated companies	6	359
Other	43	68
Inventories (at average cost):
Fuel	96	89
Materials and supplies	159	158
Prepayments	69	82
Regulatory assets	253	223
Other current assets	1	1
Total Current Assets ($89 and $96 related to VIEs)	1,018	1,688
Deferred Debits and Other Assets:
Regulatory assets	3,810	4,046
Other	370	183
Total Deferred Debits and Other Assets ($37 and $34 related to VIEs)	4,180	4,229
Total Assets	$14,124	$14,963

See Notes to Consolidated Financial Statements.

Millions of dollars	March 31, 2019	December 31, 2018
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding	$3,535	$2,860
Retained Earnings	151	1,279
Accumulated Other Comprehensive Loss	(4)	(3)
Total Common Equity	3,682	4,136
Noncontrolling Interest	185	179
Total Equity	3,867	4,315
Long-Term Debt, net	3,961	5,132
Total Capitalization	7,828	9,447
Current Liabilities:
Short-term borrowings	—	73
Current portion of long-term debt	14	14
Accounts payable	130	267
Affiliated payables	623	347
Customer deposits and customer prepayments	74	73
Revenue subject to refund	11	77
Taxes accrued	133	239
Interest accrued	49	72
Regulatory liabilities	262	126
Ratepayer class action settlement reserve	158	—
Other	34	42
Total Current Liabilities	1,488	1,330
Deferred Credits and Other Liabilities:
Deferred income taxes, net	573	989
Asset retirement obligations	499	542
Pension and other postretirement benefits	234	232
Unrecognized tax benefits	38	38
Regulatory liabilities	3,323	2,264
Other	125	105
Other affiliate	16	16
Total Deferred Credits and Other Liabilities	4,808	4,186
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$14,124	$14,963

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc. and Affiliates
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2019	2018
Operating Revenues:
Electric (1)	$(480)	$547
Gas	145	155
Total Operating Revenues	(335)	702
Operating Expenses:
Fuel used in electric generation (1)	137	159
Purchased power (1)	8	52
Gas purchased for resale (1)	77	75
Other operation and maintenance	105	102
Other operation and maintenance - affiliated suppliers	48	44
Impairment of assets and other charges	262	4
Depreciation and amortization	102	80
Other taxes (1)	69	65
Total Operating Expenses	808	581
Operating Income (Loss)	(1,143)	121
Other Income (Expense), net	(5)	123
Interest charges, net of allowance for borrowed funds used during construction of $- and $2	(73)	(77)
Income (Loss) Before Income Tax Expense (Benefit)	(1,221)	167
Income Tax Expense (Benefit)	(118)	39
Net Income (Loss) and Other Comprehensive Income (Loss)	(1,103)	128
Less Comprehensive Income Attributable to Noncontrolling Interest	6	4
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	$(1,109)	$124
(1) See Note 13 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc. and Affiliates
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$(1,103)	$128
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Impairment of assets and other charges	262	4
Provision for refunds to customers	985	—
Deferred income taxes, net	(416)	39
Depreciation and amortization	104	84
Amortization of nuclear fuel	14	13
Other adjustments	(1)	(4)
Changes in certain assets and liabilities:
Receivables	68	41
Receivables - affiliate	—	(6)
Inventories	(23)	(9)
Prepayments	13	8
Regulatory assets	180	(6)
Regulatory liabilities	202	(112)
Accounts payable	(75)	(15)
Accounts payable - affiliate	3	(5)
Revenue subject to refund	(66)	—
Taxes accrued	(106)	(150)
Other assets	(128)	(112)
Other liabilities	(36)	95
Net Cash Used For Operating Activities	(123)	(7)
Cash Flows From Investing Activities:
Property additions and construction expenditures	(120)	(159)
Proceeds from investments and sales of assets	7	25
Purchase of investments	(10)	(10)
Purchase of investments - affiliate	—	(111)
Proceeds from interest rate derivative contract settlement	—	115
Investment in affiliate, net	353	(121)
Net Cash Provided From (Used For) Investing Activities	230	(261)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	100
Repayment of long-term debt, including redemption premiums	(1,210)	(8)
Dividends	(29)	(82)
Contribution from parent	675	—
Money pool borrowings, net	273	159
Short-term borrowings, net	(73)	(106)
Net Cash Provided From (Used For) Financing Activities	(364)	63
Net Decrease In Cash, Restricted Cash and Equivalents	(257)	(205)
Cash, Restricted Cash and Equivalents, January 1	377	395
Cash, Restricted Cash and Equivalents, March 31	$120	$190
Supplemental Cash Flow Information:
Noncash Investing and Financing Activities: (1)
Accrued construction expenditures	$25	$21
(1) See Note 11 for lease information

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc. and Affiliates
Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock
Millions	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
Balance at January 1, 2019	40	$2,860	$1,279	$(3)	$179	$4,315
Cumulative-effect of change in accounting principle			1	(1)		—
Total comprehensive income (loss) available (attributable) to common shareholder			(1,109)		6	(1,103)
Capital contributions from parent		675				675
Cash dividend declared			(20)			(20)
Balance at March 31, 2019	40	$3,535	$151	$(4)	$185	$3,867

Balance at January 1, 2018	40	$2,860	$1,982	$(4)	$142	$4,980
Total comprehensive income available to common shareholder			124		4	128
Cash dividend declared			(72)		(2)	(74)
Balance at March 31, 2018	40	$2,860	$2,034	$(4)	$144	$5,034

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc. and Affiliates
Notes to Consolidated Financial Statements
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in DESC's Annual Report on Form 10-K for the year ended December 31, 2018. DESC filed such annual report on a combined basis with SCANA. Accordingly, the information presented in such notes is presented on a combined basis and therefore some of the information may apply only to SCANA and not DESC. DESC makes no representation as to any such information.

These are interim financial statements and, due to the seasonality of DESC's business and matters that may occur during the rest of the year, the amounts reported in the Consolidated Statements of Comprehensive Income (Loss) are not necessarily indicative of amounts expected for the full year.  In the opinion of management, the information furnished herein reflects all adjustments which are necessary for a fair statement of the results for the interim periods reported, and such adjustments are of a normal recurring nature. In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts in DESC's 2018 Consolidated Financial Statements and Notes have been reclassified to conform to the 2019 presentation for comparative purposes; however, such reclassifications did not affect DESC's net income (loss) and other comprehensive income (loss), total assets, liabilities, equity or cash flows.

DESC is a wholly-owned subsidiary of SCANA which, effective January 2019, is a wholly-owned subsidiary of Dominion Energy.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Variable Interest Entities

DESC has determined that it has a controlling financial interest in each of GENCO and Fuel Company (which are considered to be VIEs) and, accordingly, DESC's Consolidated Financial Statements include, after eliminating intercompany balances and transactions, the accounts of DESC, GENCO and Fuel Company. The equity interests in GENCO and Fuel Company are held solely by SCANA, DESC’s parent. As a result, GENCO’s and Fuel Company’s equity and results of operations are reflected as noncontrolling interest in the Consolidated Financial Statements.

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to DESC under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of $499 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for DESC’s nuclear fuel, certain fossil fuels and emission and other environmental allowances. See also Note 5.

Additionally, DESC purchases shared services from DESS, an affiliated VIE that provides accounting legal, finance and certain administrative and technical services to all SCANA subsidiaries, including DESC. DESC has determined that it is not the primary beneficiary of DESS as it does not have either the power to direct the activities that most significantly impact its economic performance or an obligation to absorb losses and benefits which could be significant to it. See Note 13 for amounts attributable to related parties.

Significant Accounting Policies

There have been no significant changes from Note 1 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2018, with the exception of the item described below.

Leases

DESC leases certain assets including vehicles, real estate, office equipment and other assets under both operating and finance leases. Rent expense is expensed as incurred over the term of the lease and is primarily recorded in other operations and maintenance expense in the Consolidated Statements of Comprehensive Income (Loss).

Certain leases include one or more options to renew, with renewal terms that can extend the lease from one to 70 years. The exercise of lease renewal options is at DESC's sole discretion. Leases with original lease terms of one year or less are not included in the Consolidated Balance Sheets and DESC has concluded that the renewal of such leases is unlikely. Were such leases to contain renewal options that DESC is reasonably certain will be exercised, the related right-of-use asset and lease liability would be included in the Consolidated Balance Sheets.

The determination of the discount rate utilized has a significant impact on the calculation of the present value of the lease liability included in the Consolidated Balance Sheets. For DESC's leased assets, the discount rate implicit in the lease is generally unavailable to be determined from a lessee perspective.  As such, DESC uses internally-developed incremental borrowing rates as a discount rate in the calculation of the present value of the lease liability. The incremental borrowing rates are determined based on an analysis of DESC's publicly available secured borrowing rates over various lengths of time that most closely corresponds to DESC's lease maturities.

Amortization expense and interest charges associated with finance leases are recorded in depreciation and amortization and interest expense, respectively, in the Consolidated Statement of Comprehensive Income (Loss) or deferred within regulatory assets in the Consolidated Balance Sheets. Costs associated with operating leases, short-term leases and variable leases are primarily recorded in other operations and maintenance expenses in the Consolidated Statements of Comprehensive Income (Loss).

Recently Adopted Accounting Matters

In February 2016, the FASB issued revised accounting guidance for the recognition, measurement, presentation and disclosure of leasing arrangements. The update requires that a liability and corresponding right-of-use asset are recorded on the balance sheet for all leases, including those leases classified as operating leases, while also refining the definition of a lease. In addition lessees will be required to disclose key information about the amount, timing, and uncertainty of cash flows arising from leasing arrangements. Lessor accounting remains largely unchanged.

The guidance became effective for DESC's interim and annual reporting periods beginning January 1, 2019. DESC adopted this revised accounting guidance using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the date of adoption. Under this approach, DESC utilized the transition practical expedient to maintain historical presentation for periods before January 1, 2019. DESC also applied the other practical expedients, which required no reassessment of whether existing contracts are or contain leases, no reassessment of lease classification for existing leases and no evaluation of existing or expired land easements that were not previously accounted for as leases. In connection with the adoption of this revised accounting guidance, DESC recorded $19 million of offsetting right-of-use assets and liabilities for operating leases in effect at the adoption date. See Note 11 for additional information.

2.RATE AND OTHER REGULATORY MATTERS

Rate Matters

Other than the items discussed below, which are pending or have been resolved during the period, there have been no changes to the regulatory matters discussed in Note 2 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2018.

Electric - Cost of Fuel

In April 2019, the South Carolina Commission approved DESC’s proposal to decrease the total fuel cost component of retail electric rates. DESC's proposal included maintaining its base fuel component at the current level to produce a projected under-recovered balance of $35 million at the end of the 12-month period beginning with the first billing cycle of May 2019, and requested carrying costs for any base fuel under-collected balances, should they occur. DESC also proposed reducing its variable environmental component and maintaining or reducing its DER components. Changes in rates became effective beginning with the first billing cycle of May 2019.

Electric - Other

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2019, DESC filed an application with the South Carolina Commission seeking approval to recover $30 million of costs incurred and net lost future revenues associated with these programs, along with an incentive to invest in such programs. In April 2019, the South Carolina Commission approved the request for the rate year beginning with the first billing cycle of May 2019.

Regulatory Assets and Regulatory Liabilities

Rate-regulated utilities recognize in their financial statements certain revenues and expenses in different periods than do other enterprises.  As a result, DESC has recorded regulatory assets and regulatory liabilities which are summarized in the following tables. Except for unrecovered NND Project costs and certain other unrecovered plant costs, substantially all regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

Millions of dollars	March 31, 2019	December 31, 2018
Regulatory Assets:
Unrecovered NND Project costs	$138	$127
Deferred employee benefit plan costs	16	16
Other unrecovered plant	14	14
DSM programs	16	14
Other	69	52
Regulatory assets - current	253	223
Unrecovered NND Project costs	2,607	2,641
AROs	335	380
Deferred employee benefit plan costs	252	256
Deferred losses on interest rate derivatives	297	442
Other unrecovered plant	76	79
DSM programs	51	51
Environmental remediation costs	23	24
Deferred storm damage costs	34	35
Deferred transmission operating costs	21	15
Other	114	123
Regulatory assets - noncurrent	3,810	4,046
Total Regulatory Assets	$4,063	$4,269

Regulatory Liabilities:
Monetization of guaranty settlement	$67	$61
Income taxes refundable through future rates	49	52
Reserve for refunds to electric utility customers	137	—
Other	9	13
Regulatory liabilities - current	262	126
Monetization of guaranty settlement	1,020	1,037
Income taxes refundable through future rates	837	607
Asset removal costs	549	541
Deferred gains on interest rate derivatives	70	75
Reserve for refunds to electric utility customers	846	—
Other	1	4
Regulatory liabilities - noncurrent	3,323	2,264
Total Regulatory Liabilities	$3,585	$2,390

Regulatory assets have been recorded based on the probability of their recovery. All regulatory assets represent incurred costs that may be deferred under GAAP for regulated operations. The South Carolina Commission or the FERC has reviewed and approved through specific orders certain of the items shown as regulatory assets. In addition, regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by one of these regulatory agencies, including deferred transmission operating costs that are the subject of regulatory proceedings discussed in Note 10. While such costs are not currently being recovered, management believes they would be allowable under existing rate-making concepts embodied in rate orders or applicable state law and expects to recover these costs through rates in future periods. In the future, as a result of deregulation, changes in state law, other changes in the regulatory environment or changes in accounting requirements or other adverse legislative or regulatory developments, DESC could be required to write off all or a portion of its regulatory assets and liabilities. Such an event could have a material effect on DESC's financial statements in the period the write-off would be recorded.

Unrecovered NND Project costs reflects expenditures associated with the NND Project, which pursuant to the Merger Approval Order, will be recovered from electric service customers over a 20-year period ending in 2039. See Note 10 for more information.

AROs represent deferred depreciation and accretion expense related to legal obligations associated with the future retirement of generation, transmission and distribution properties, excluding amounts related to CCRs. The AROs primarily relate to nuclear decommissioning activities and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 106 years.

Employee benefit plan costs have historically been recovered as they have been recorded under GAAP. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific South Carolina Commission regulatory orders. DESC expects to recover deferred pension costs through utility rates over periods through 2044. DESC expects to recover other deferred benefit costs through utility rates, primarily over average service periods of participating employees up to 11 years.

Deferred losses or gains on interest rate derivatives represent (i) the changes in fair value and payments made or received upon settlement of certain interest rate derivatives designated as cash flow hedges and (ii) the changes in fair value and payments made or received upon settlement of certain other interest rate derivatives not so designated. The amounts recorded with respect to (i) are expected to be amortized to interest expense over the lives of the underlying debt through 2043. The amounts recorded with respect to (ii) are expected to be similarly amortized to interest expense through 2065.

Other unrecovered plant represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. DESC is amortizing these amounts through cost of service rates over the units' previous estimated remaining useful lives through 2025. Unamortized amounts are included in rate base and are earning a current return.

DSM programs represent deferred costs associated with electric demand reduction programs, and such deferred costs are currently being recovered over five years through an approved rate rider.

Environmental remediation costs are associated with the assessment and clean-up of sites currently or formerly owned by DESC. Such remediation costs are expected to be recovered over periods of up to 16 years.

Deferred storm damage costs represent storm restoration costs for which DESC expects to receive future recovery through customer rates.

Deferred transmission operating costs includes deferred depreciation and property taxes associated with certain transmission assets for which DESC expects recovery from customers through future rates. See also Note 10.

Various other regulatory assets are expected to be recovered through rates over varying periods through 2047.

Monetization of guaranty settlement represents proceeds related to the monetization of the Toshiba Settlement. In accordance with the Merger Approval Order, this balance, net of amounts that may be required to satisfy certain liens, will be refunded to electric customers over a 20-year period ending in 2039. See Note 10.

Income taxes refundable through future rates includes (i) excess deferred income taxes arising from the remeasurement of deferred income taxes in connection with the enactment of the 2017 Tax Reform Act (certain of which are protected under normalization rules and will be amortized over the remaining lives of related property, and certain of which will be amortized to the benefit of customers over prescribed periods as instructed by regulators) and (ii) deferred income taxes arising from investment tax credits, offset by (iii) deferred income taxes that arise from utility operations that have not been included in customer rates (a portion of which relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to 85 years). See also Note 6.

Reserve for refunds to electric utility customers reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited to customers over an estimated 11-year period in connection with the Merger Approval Order. See Note 10.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be expended for the removal of assets in the future.

3.    REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

Operating Revenue Disaggregation	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Millions of dollars	Electric	Gas	Electric	Gas
Customer class:
Residential	$(271)	$78	$252	$86
Commercial	(139)	38	169	39
Industrial	(82)	26	85	24
Other	10	3	37	5
Revenues from contracts with customers	(482)	145	543	154
Other operating revenues	2	—	3	1
Total Operating Revenues	$(480)	$145	$546	$155

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $4 million at March 31, 2019, and $4 million at December 31, 2018. During the three months ended March 31, 2019, DESC recognized as revenue $2 million that was included in contract liabilities as of December 31, 2018. Contract liabilities are recorded in Customer deposits and customer prepayments in the Consolidated Balance Sheets.

4.    EQUITY

For all periods presented, DESC's authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC's authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

In February 2019, DESC received an equity contribution of $675 million from its parent that was funded by Dominion Energy. DESC used these funds to redeem long-term debt. See Note 5.

DESC’s bond indenture under which it issues first mortgage bonds contains provisions that could limit the payment of cash dividends on its common stock. DESC's bond indenture permits the payment of dividends on DESC's common stock only either (1) out of its Surplus (as defined in the bond indenture) or (2) in case there is no Surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At March 31, 2019 and December 31, 2018, retained earnings of $120 million and $115 million, respectively, were restricted by this requirement as to payment of cash dividends on DESC’s common stock. In addition, pursuant to the Merger Approval Order, the amount of any DESC dividends paid must be reasonable and consistent with the long-term payout ratio of the electric utility industry and gas distribution industry.

5.     LONG-TERM AND SHORT-TERM DEBT AND LIQUIDITY

Long-term Debt

In February 2019, DESC launched tender offers for certain of its first mortgage bonds pursuant to which it purchased first mortgage bonds having an aggregate purchase price equal to $1.2 billion. DESC incurred a loss on reacquired debt of $187 million in connection with these tender offers, which is recorded in other deferred debits on the Consolidated Balance Sheet.

Substantially all electric utility plant is pledged as collateral in connection with long-term debt.

Liquidity

In March 2019, DESC became a co-borrower under Dominion Energy's $6 billion joint revolving credit facility. DESC's short-term financing is supported through its access to this joint revolving credit facility, which can be used for working capital, as support for the combined commercial paper programs of DESC, Dominion Energy and certain other of its subsidiaries (co-borrowers), and for other general corporate purposes.

DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, were as follows:

Millions of dollars	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
At March 31, 2019	$1,000	$—	$—

A maximum of $1.0 billion of the facility is available to DESC, less any amounts outstanding to co-borrowers. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At March 31, 2019, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term borrowings from DESC's parent or from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

Also in March 2019, DESC canceled its previous committed long-term facility which was a revolving line of credit under a credit agreement with a syndicate of banks. This previous credit agreement was used for general corporate purposes, including liquidity support for DESC's commercial paper program and working capital needs, and was set to expire in December 2020.

Millions of dollars	Facility Limit (1)	Outstanding Commercial Paper	Outstanding Letters of Credit
At December 31, 2018	$1,200	$73	$—
(1) Included $500 million related to Fuel Company. In February 2019, Fuel Company's commercial paper program and its credit facility were terminated.

The weighted-average interest rate of the outstanding commercial paper supported by this credit facility was 3.82% at December 31, 2018.

In April 2019, DESC renewed its FERC authority to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act). DESC may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. In addition, in April 2019, GENCO renewed its FERC authority to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. The authorities described herein will expire in April 2020, which reflects a one-year authorization period rather than the two-year period DESC and GENCO had requested. In granting the authorization for a shorter period, FERC cited certain regulatory and legislative proceedings at the state level, as well as certain legal proceedings, arising from the NND Project that could affect DESC's and GENCO's circumstances. Were adverse developments to occur with respect to these uncertainties, the ability of DESC or GENCO to secure renewal of this short-term borrowing authority may be adversely impacted.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

    DESC participates in a utility money pool with SCANA and another regulated subsidiary of SCANA. Money pool borrowings and investments bear interest at short-term market rates. For the three months ended March 31, 2019, DESC recorded interest income from money pool transactions of $3 million, and for the same period DESC recorded interest expense from money pool transactions of $3 million. Interest income and interest expense for the corresponding period in 2018 were not significant. DESC had outstanding money pool borrowings due to an affiliate of $555 million and no investments due from an affiliate at March 31, 2019. At December 31, 2018 DESC had outstanding money pool borrowings due to an affiliate of $282 million and investments due from an affiliate of $353 million. For each period presented, money pool borrowings were made by

Fuel Company and GENCO, and money pool investments were made by DESC. On its Consolidated Balance Sheet, DESC includes money pool borrowings within Affiliated payables and money pool investments within Affiliated companies receivables.

6.    INCOME TAXES

DESC’s effective tax rate for the three months ended March 31, 2019 is 9.7% compared to 23.4% for the three months ended March 31, 2018. Variances in the effective tax rate are primarily driven by charges resulting from the SCANA Combination. In connection with the Merger Approval Order, Dominion Energy committed to forgo, or limit, the recovery of certain income tax-related regulatory assets associated with the NND Project. DESC's effective tax rate reflects income tax expense of $198 million in satisfaction of this commitment.

In the first quarter, DESC’s unrecognized tax benefits increased by $51 million and income tax expense increased by $40 million related to a state income tax position taken in prior years. It is reasonably possible that this unrecognized tax benefit could be settled in the next twelve months, and as such it is included in taxes accrued on the Consolidated Balance Sheet.

As of March 31, 2019, there have been no other material changes in DESC’s unrecognized tax benefits. See Note 6 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of these unrecognized tax benefits and potential changes due to the SCANA Combination.

DESC has significant federal and state net operating loss carryforward-related deferred tax assets where the utilization of these tax benefits may be limited in future periods due to the SCANA Combination. For the period ended March 31, 2019, DESC has concluded a valuation allowance is not required on these deferred tax assets. If DESC concludes a valuation allowance is required in future periods, the impact could be material.

The 2017 Tax Reform Act limits the deductibility of interest expense to 30% of adjusted taxable income for certain businesses, with any disallowed interest carried forward indefinitely. Subject to additional guidance in yet to be finalized regulations, DESC expects its interest expense to be deductible in 2019.

7.    DERIVATIVE FINANCIAL INSTRUMENTS

Derivative assets and liabilities are presented gross on the Consolidated Balance Sheets and are measured at fair value. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives. Derivative contracts include over-the-counter transactions, which are bilateral contracts that are transacted directly with a third party. In general, most over-the-counter transactions are subject to collateral requirements.

Pursuant to regulatory orders, interest rate derivatives entered into by DESC after October 2013 have not been designated for accounting purposes as cash flow hedges, and fair value changes and settlement amounts related to them have been recorded as regulatory assets and liabilities. Settlement losses on swaps generally have been amortized over the lives of subsequent debt issuances, and gains have been amortized to interest expense or have been applied as otherwise directed by the South Carolina Commission. See Note 14 regarding the settlement gains realized in the first quarter of 2018.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	March 31, 2019				December 31, 2018
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$14	$—	$14	$—	$11	$—	$11	$—
Total derivatives	$14	$—	$14	$—	$11	$—	$11	$—

Volumes

The following table presents the volume of derivative activity at March 31, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Interest rate (1)	$—	$71,400,000
(1) Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments
The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At March 31, 2019
Current Liabilities
Interest rate	$1	$—	$1
Total current derivative liabilities (1)	1	—	1
Noncurrent Liabilities
Interest rate	9	4	13
Total noncurrent derivative liabilities (2)	9	4	13
Total derivative liabilities	$10	$4	$14

At December 31, 2018
Current Liabilities
Interest rate	$1	$—	$1
Total current derivative liabilities (1)	1	—	1
Noncurrent Liabilities
Interest rate	7	3	10
Total noncurrent derivative liabilities (2)	7	3	10
Total derivative liabilities	$8	$3	$11
(1) Current derivative liabilities are presented in other current liabilities in the Consolidated Balance Sheets.
(2) Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in the Consolidated Balance Sheets.

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Comprehensive Income (Loss):

Derivatives in Cash Flow Hedging Relationships	Increase (Decrease) in Derivatives Subject to Regulatory Treatment (1)
(millions)
Three Months Ended March 31, 2019
Derivative type and location of gains (losses):
Interest rate	$(2)
Total	$(2)

Three Months Ended March 31, 2018
Derivative type and location of gains (losses):
Interest rate	$2
Total	$2

(1) Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income (Loss).

Derivatives Not designated as Hedging Instruments
(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment (1)			Amount of Gain (Loss) Recognized in Income on Derivatives (2)
Three months ended March 31,	2019	2018	Location	2019	2018
Derivative type and location of gains (losses):
Interest rate contracts	$(1)	$65	Other Income	$—	$115
Total	$(1)	$65	Other Income	$—	$115
(1) Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Consolidated Statements of Comprehensive Income (Loss).
(2) Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Consolidated Statements of Comprehensive Income (Loss).

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

Derivative Contracts with Credit Contingent Features
(millions)	March 31, 2019	December 31, 2018
in Net Liability Position
Aggregate fair value of derivatives in net liability position	$14	$11
Fair value of collateral already posted	14	11
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	$—	$—

8.    FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. Fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. This includes not only the credit standing of counterparties involved and the impact of credit enhancements but also the impact of DESC’s own nonperformance risk on their liabilities. Fair value measurements assume that the transaction occurs in the principal market for the asset or liability (the market with the most volume and activity for the asset or liability from the perspective of the reporting entity), or in the absence of a principal market, the most advantageous market for the asset or liability (the market in which the reporting entity would be able to maximize the amount received or minimize the amount paid). DESC applies fair value measurements to interest rate assets and liabilities. DESC’s interest rate swap agreements are valued using discounted cash flow models with independently sourced data. DESC applies credit adjustments to its derivative fair values in accordance with the requirements described above.

Inputs and Assumptions

Fair value is based on actively-quoted market prices, if available. In the absence of actively-quoted market prices, price information is sought from external sources, including industry publications, and to a lesser extent, broker quotes. When evaluating pricing information, DESC considers the ability to transact at the quoted price. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third-party sources.

The inputs and assumptions used in measuring fair value for interest rate derivative contracts include the following:

•	Interest rate curves

•	Credit quality of counterparties and DESC

•	Notional value

•	Credit enhancements

•	Time value

Levels

DESC utilizes the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1-Quoted prices (unadjusted) in active markets for identical assets and liabilities that they have the ability to access at the measurement date.

•
Level 2-Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include interest rate swaps.

•	Level 3-Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. In these cases, the lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

Recurring Fair Value Measurements

Fair value measurements are separately disclosed by level within the fair value hierarchy.

All of DESC's interest rate swap agreements were in a liability position for all periods presented. Such agreements are valued using discounted cash flow models with independently sourced data, and are considered to be Level 2 fair value measurements. The fair value of these derivatives at March 31, 2019 was $14 million, and at December 31, 2018 was $11 million.

Fair Value of Financial Instruments

Substantially all of DESC’s financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of financial instruments classified within current assets and current liabilities are representative of fair value because of the short-term nature of these instruments. For financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	March 31, 2019		December 31, 2018
(millions)	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Long-term debt (2)	$3,975	$4,567	$5,146	$5,470

(1)
Fair value is estimated based on net present value calculations using independently sourced market data that incorporate a developed discount rate using similarly rated long-term debt, along with benchmark interest rates. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)	Carrying amount includes amounts which represent the unamortized debt issuance costs and discount or premium.

9.    EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by DESC were as follows:

Millions of dollars	Pension Benefits		Other Postretirement Benefits
Three months ended March 31,	2019	2018	2019	2018
Service cost	$4	$4	$1	$1
Interest cost	8	7	2	2
Expected return on assets	(10)	(12)	—	—
Amortization of actuarial losses	4	3	—	—
Net periodic benefit cost	$6	$2	$3	$3

No significant contribution to the pension trust is expected for the foreseeable future based on current market conditions and assumptions, nor is a limitation on benefit payments expected to apply. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

Voluntary Retirement Program

In March 2019, Dominion Energy announced a voluntary retirement program to employees, including employees of DESC, that meet certain age and service requirements. DESC expects to incur a charge in the second quarter of 2019 as determinations are made concerning the number of employees that elect to participate in the program. The voluntary retirement program will not compromise safety or DESC's ability to comply with applicable laws and regulations. While DESC is unable to estimate the amount, the charge could be material to DESC's results of operations and financial condition.

10.    COMMITMENTS AND CONTINGENCIES

Abandoned NND Project

A description of events and circumstances leading up to DESC's abandonment of the NND Project and subsequent regulatory, legislative, legal and investigative proceedings, as well as related impairments of NND Project and other costs are described in Note 11 in DESC's Annual Report on Form 10-K for the year ended December 31, 2018.

Merger Approval Order

In accordance with the terms of the South Carolina Commission's Merger Approval Order, DESC adopted the Plan-B Levelized Customer Benefits Plan, effective February 2019, whereby the average bill for a DESC residential electric customer approximates that which resulted from the legislatively-mandated temporary reduction that had been put into effect by the South Carolina Commission in August 2018. DESC also recorded a significant impairment charge in the fourth quarter of 2018, which charge resulted from its conclusion that NND Project capital costs exceeding the amount established in the Merger Approval Order were probable of loss, regardless of whether the SCANA Combination was completed. In addition, in the first quarter of 2019, DESC has recorded the following charges and liabilities which arose from or are related to provisions in the Merger Approval Order.

•	A charge of $105 million ($79 million net of tax) related to certain assets that had been constructed in connection with the NND Project for which DESC committed to forgo recovery.

•
A regulatory liability for refunds and restitution of amounts previously collected from retail electric customers of $1.0 billion pre-tax ($756 million net of tax), recorded as a reduction in operating revenue, which will be credited to customers over an estimated 11 years. In addition, a previously existing regulatory liability of $1.0 billion will be credited to customers over 20 years. These refunds include amounts to be refunded to customers related to the monetization of guaranty settlement described in Note 2.

•	A regulatory liability for refunds to natural gas customers totaling $2 million pre-tax ($2 million net of tax).

•	A tax charge of $198 million related to $264 million of regulatory assets for which DESC committed to forgo recovery.

Further, except for rate adjustments for fuel and environmental costs, DSM costs, and other rates routinely adjusted on an annual or biannual basis, DESC will freeze retail electric base rates at current levels until January 1, 2021.

The South Carolina Commission order also approved the removal of DESC's investment in certain transmission assets that have not been abandoned from BLRA capital costs. As of March 31, 2019, such investment in these assets included $334 million within utility plant, net and $21 million within regulatory assets, which amount represents certain deferred operating costs. The South Carolina Commission approved deferral of these operating costs related to the investment until recovery of the transmission capital costs and associated deferred operating costs is addressed in a future rate proceeding. DESC believes these transmission capital and deferred operating costs are probable of recovery; however, if the South Carolina Commission were to disallow recovery of or a reasonable return on all or a portion of them, an impairment charge equal to the disallowed costs may be required.

Various parties filed petitions for rehearing or reconsideration of the Merger Approval Order. In January 2019, the South Carolina Commission issued an order (1) granting the request of various parties and finding that DESC was imprudent in its actions by not disclosing material information to the ORS and the South Carolina Commission with regard to costs incurred subsequent to March 2015 and (2) denying the petitions for rehearing or consideration as to other issues raised in the various petitions. The deadline to appeal the Merger Approval Order and the order on rehearing expired in April 2019, and no party has sought appeal.

Contractor Bankruptcy Proceedings and Related Uncertainties

WEC’s reorganization plan became effective August 1, 2018. Initially, WEC had projected that its reorganization plan would pay in full or nearly in full its pre-petition trade creditors, including several of the WEC Subcontractors which have alleged non-payment by the Consortium for amounts owed for work performed on the NND Project and have filed liens on related property in Fairfield County, South Carolina. DESC is contesting approximately$285 million of such filed liens. Most of these asserted liens are “pre-petition” claims that relate to work performed by WEC Subcontractors before the WEC bankruptcy, although some of them are “post-petition” claims arising from work performed after the WEC bankruptcy. It is possible that the reorganization plan will not provide for payment in full or nearly in full to its pre-petition trade creditors. The shortfall could be significant. In addition, payments under the Toshiba Settlement are subject to reduction if WEC pays WEC Subcontractors holding pre-petition liens directly. Under these circumstances, DESC and Santee Cooper, each in its pro rata share, would be required to make Citibank, which purchased the scheduled payments under the Toshiba Settlement, whole for reductions related to valid subcontractor and vendor pre-petition liens up to $60 million ($33 million for DESC's 55% share).

DESC and Santee Cooper are responsible for amounts owed to WEC for valid work performed by WEC Subcontractors on the NND Project after the WEC bankruptcy filing (i.e., post-petition) until termination of the IAA (the IAA Period). In the WEC bankruptcy proceeding, deadlines were established for creditors of WEC to assert the amounts owed to such creditors prior to the WEC bankruptcy filing and during the IAA Period. Many of the WEC Subcontractors have filed such claims. DESC does not believe that the claims asserted related to the IAA Period will exceed the amounts previously funded for the currently asserted IAA-related claims, whether relating to claims already paid or those remaining to be paid. DESC intends to oppose any previously unasserted claim that is asserted against it, whether directly or indirectly by a claim through the IAA. To the extent any such claim is determined to be valid, DESC may be responsible for paying its 55% share thereof.

Further, some WEC Subcontractors who have made claims against WEC in the bankruptcy proceeding also filed against DESC and Santee Cooper in South Carolina state court for damages. The WEC Subcontractor claims in South Carolina state court include common law claims for pre-petition work, IAA Period work, and work after the termination of the IAA. Many of these claimants have also asserted construction liens against the NND Project site. While DESC cannot be assured that it will not have any exposure on account of unpaid WEC Subcontractor claims, which claims DESC is presently disputing, DESC believes it is unlikely that it will be required to make payments on account of such claims. To the extent any such claim is determined to be valid, DESC may be responsible for paying its 55% share thereof.

Claims and Litigation

Ratepayer Class Actions

In May 2018, a consolidated complaint against DESC, SCANA and the State of South Carolina was filed in the State Court of Common Pleas in Hampton County, South Carolina (the DESC Ratepayer Case). In September 2018, the court certified this case as a class action. The plaintiffs allege, among other things, that DESC was negligent and unjustly enriched, breached alleged fiduciary and contractual duties and committed fraud and misrepresentation in failing to properly manage the NND Project, and that DESC committed unfair trade practices and violated state anti-trust laws. The plaintiffs sought a declaratory judgment that DESC may not charge its customers for any past or continuing costs of the NND Project, sought to have SCANA and DESC’s assets frozen and all monies recovered from Toshiba and other sources be placed in a constructive trust for the benefit of ratepayers and sought specific performance of the alleged implied contract to construct the NND Project.

In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement and a stay of pre-trial proceedings in the DESC Ratepayer Case. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC would establish an escrow account and proceeds from the escrow account would be distributed to the class members, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the DESC Ratepayer Class estimate to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. The court has scheduled a fairness hearing on the settlement in May 2019. Any distribution from the escrow account is subject to court approval. As a result, in the first quarter of 2019, DESC recorded a charge of $157 million ($118 million after-tax), reflected in impairment of assets and other charges in the Consolidated Statements of Comprehensive Income (Loss).

In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations are substantially similar to those in the DESC Ratepayer Case. The plaintiffs seek a declaratory judgment that the defendants may not charge the purported class for reimbursement for past or future costs of the NND Project. In March 2018, the plaintiffs filed an amended complaint including as additional named defendants certain then current and former directors of Santee Cooper and SCANA. In June 2018, Santee Cooper filed a Notice of Petition for Original Jurisdiction with the Supreme Court of South Carolina. In December 2018, Santee Cooper filed its answer to the plaintiffs' fourth amended complaint and filed cross claims against DESC. This case is pending. DESC cannot currently estimate the financial statement impacts of this matter, but there could be a material impact to its results of operations, financial condition and/or cash flows.

RICO Class Action

In January 2018, a purported class action was filed, and subsequently amended, against SCANA, DESC and certain former executive officers in the U.S. District Court for the District of South Carolina. The plaintiff alleges, among other things, that SCANA, DESC and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO and conspired to violate RICO by fraudulently inflating utility bills to generate unlawful proceeds. The DESC Ratepayer Class Action settlement described previously contemplates dismissal of claims by DESC ratepayers in this case against DESC, SCANA and their officers. This case is pending. DESC cannot currently estimate the financial statement impacts of this matter, but there could be a material impact to its results of operations, financial condition and/or cash flows.

Merger Action

In February 2018, a purported class action was filed against certain former directors of SCANA and DESC and Dominion Energy in the State Court of Common Pleas in Richland County, South Carolina (the Metzler Lawsuit). The plaintiff alleges, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin and/or rescind the merger. In February 2018, Dominion Energy removed the case to the U.S. District Court for the District of South Carolina and filed a Motion to Dismiss in March 2018. In August 2018, the case was remanded back to the State Court of Common Pleas in Richland County. Dominion Energy appealed the decision to remand to the U.S. Court of Appeals for the Fourth Circuit, where the appeal has been consolidated with another lawsuit regarding the Merger Agreement to which DESC is not a party. This case is pending. DESC cannot currently estimate the financial statement impacts of this matter, but there could be a material impact to its results of operations, financial condition and/or cash flows.

Employment Class Action and Indemnification

In July 2018, a case filed in the U.S. District Court for the District of South Carolina was certified as a class action on behalf of persons who were formerly employed at the NND Project. The plaintiffs allege, among other things, that SCANA, Fluor Corporation and Fluor Enterprises, Inc. violated the Worker Adjustment and Retraining Notification Act in connection with the decision to stop construction at the NND Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment and are seeking damages, which are estimated to be as much as $75 million. DESC as co-owner of the NND Project would have a 55% proportional share in any damages owed upon the ultimate outcome. The ultimate loss could rise due to the Fluor defendants seeking indemnification from DESC.

In September 2018, a case was filed in the State Court of Common Pleas in Fairfield County, South Carolina by Fluor Enterprises, Inc. and Fluor Daniel Maintenance Services, Inc. against DESC and Santee Cooper. The plaintiffs make claims for indemnification, breach of contract and promissory estoppel arising from, among other things, the defendants' alleged failure and refusal to defend and indemnify the Fluor defendants in the aforementioned case. These cases are pending.

FILOT Litigation and Related Matters

In November 2017, Fairfield County filed a complaint and a motion for temporary injunction against DESC in the State Court of Common Pleas in Fairfield County, South Carolina, making allegations of breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, breach of implied duty of good faith and fair dealing and unfair trade practices related to DESC’s termination of the FILOT agreement between DESC and Fairfield County related to the NND Project. The plaintiff sought a temporary and permanent injunction to prevent DESC from terminating the FILOT agreement. The plaintiff withdrew the motion for temporary injunction in December 2017. DESC is currently unable to make an estimate of the potential impacts to its Consolidated Financial Statements related to this matter. This case is pending.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. DESC has protested the proposed assessment, which remains pending, and recorded a $20 million liability in its Consolidated Balance Sheet as of March 31, 2019.

In September and October 2017, SCANA was served with subpoenas issued by the U.S. Attorney’s Office for the District of South Carolina and the Staff of the SEC’s Division of Enforcement seeking documents related to the NND Project. In addition, the South Carolina Law Enforcement Division is conducting a criminal investigation into the handling of the NND Project by SCANA and DESC. These matters are pending. SCANA and DESC are cooperating fully with the investigations, including responding to additional subpoenas and document requests; however, DESC cannot currently predict whether or to what extent it may incur a material liability.

Other Litigation

In December 2018, arbitration proceedings commenced between DESC and Cameco Corporation related to a supply agreement signed in May 2008. This agreement provides the terms and conditions under which DESC agreed to purchase uranium hexafluoride from Cameco Corporation over a period from 2010 to 2020. Cameco Corporation alleges that DESC violated this agreement by failing to purchase the stated quantities of uranium hexafluoride for the 2017 and 2018 delivery years. DESC denies that it is in breach of the agreement and believes that it has reduced its purchase quantity within the terms of the agreement. DESC cannot determine the outcome or timing of this matter.

Nuclear Insurance

Under Price-Anderson, DESC (for itself and on behalf of Santee-Cooper) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Summer. Price-Anderson provides funds up to $14.0 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $450 million by ANI with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is liable for up to $138 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $21 million of the liability per reactor would be assessed per year. DESC’s maximum assessment, based on its two-thirds ownership of Summer, would be $92 million per incident, but not more than $14 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

DESC currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Summer for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin and up to $2.33 billion resulting from an event of a non-nuclear origin. The NEIL policies in aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. The NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, DESC’s portion of the retrospective premium assessment would not exceed $23 million. DESC currently maintains an excess property insurance policy (for itself and on behalf of Santee Cooper) with EMANI. The policy provides coverage to Summer for property damage and outage costs up to $415 million resulting from an event of a non-nuclear origin. The EMANI policy permits retrospective assessments under certain conditions to cover insurer's losses. Based on the current annual premium, DESC's portion of the retrospective premium assessment would not exceed $2 million.

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from an incident at Summer exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that DESC's rates would not recover the cost of any purchased replacement power, DESC will retain the risk of loss as a self-insurer. DESC has no reason to anticipate a serious nuclear or other incident. However, if such an incident were to occur, it likely would have a material impact on DESC's results of operations, cash flows and financial position.

Environmental

In August 2018, the EPA proposed the ACE rule which would replace the CPP. The EPA had proposed in 2017 to replace the CPP on the grounds that it exceeded the EPA’s statutory authority and in response to federal court proceedings and an Executive Order. If implemented, the proposed ACE rule would define the “best system of emission reduction” for GHG emissions from existing power plants as on-site, heat-rate efficiency improvements; provide states with a list of “candidate technologies” that can be used to establish standards of performance and incorporated into their state plans; update the EPA’s NSR permitting program to incentivize efficiency improvements at existing power plants; and align CAA section 111(d) general implementing regulations to give states adequate time and flexibility to develop their state plans. DESC is currently evaluating the ACE rule for potential impact at its coal fired units and expects any costs incurred to comply with such rule to be recoverable through rates.

In July 2011, the EPA issued the CSAPR to reduce emissions of SO2 and NOX from power plants in the eastern half of the United States. The CSAPR replaces the CAIR and requires a total of 28 states to reduce annual SO2 emissions and annual and ozone season NOX emissions to assist in attaining the ozone and fine particle NAAQS. The rule establishes an emissions cap for SO2 and NOX and limits the trading for emission allowances by separating affected states into two groups with no trading between the groups. The State of South Carolina has chosen to remain in the CSAPR program, even though recent court rulings exempted the state. This allows the state to remain compliant with regional haze standards. Air quality control installations that DESC and GENCO have already completed have positioned them to comply with the existing allowances set by the CSAPR. Any costs incurred to comply with CSAPR are expected to be recoverable through rates.

In December 2018, the EPA issued a proposed rule to reverse its previous finding that it is appropriate and necessary to regulate toxic emissions from power plants. However, the emissions standards and other requirements of the MATS rule promulgated in 2012 rule and containing new standards for mercury and other specified air pollutants would remain in place as the EPA is not proposing to remove coal and oil fired power plants from the list of sources that are regulated under MATS. Although litigation of the MATS rule and the outcome of the EPA’s rulemaking are still pending, the regulation remains in effect and is not expected to have an impact on DESC or GENCO due to plant retirements, conversions, and enhancements. DESC and GENCO are in compliance with the MATS rule and expect to remain in compliance.

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under state-issued NPDES permits such that, as a facility’s NPDES permit is renewed, any new effluent limitations would be incorporated. The ELG Rule was final in September 2015, after which state regulators are required to modify facility NPDES permits to match more restrictive standards, which would require facilities to retrofit with new wastewater treatment technologies. Compliance dates varied by type of wastewater, and some were based on a facility's five-year permit cycle and thus could range from 2018 to 2023. However, the ELG Rule is under reconsideration by the EPA and has been stayed administratively. The EPA has decided to conduct a new rulemaking that could result in revisions to certain flue gas desulfurization wastewater and bottom ash transport water requirements in the ELG Rule. Accordingly, in September 2017 the EPA finalized a rule that postpones compliance dates under the ELG Rule to a range from November 2020 to December 2023. The EPA indicates that the new rulemaking process may take up to three years to complete, such that any revisions to the ELG Rule likely would not be final until the summer of 2020. While DESC expects that wastewater treatment technology retrofits will be required at Williams and Wateree Stations, any costs incurred to comply with the ELG Rule are expected to be recoverable through rates.

The CWA Section 316(b) Existing Facilities Rule became effective in October 2014. This rule establishes national requirements for the location, design, construction and capacity of cooling water intake structures at existing facilities that reflect the best technology available for minimizing the adverse environmental impacts of impingement and entrainment. DESC and GENCO are conducting studies and implementing plans as required by the rule to determine appropriate intake structure modifications at certain facilities to ensure compliance with this rule. Any costs incurred to comply with this rule are expected to be recoverable through rates.

The EPA's final rule for CCR became effective in the fourth quarter of 2015. This rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act and imposes certain requirements on ash storage ponds and other CCR management facilities at certain of DESC's and GENCO's coal-fired generating facilities. DESC and GENCO have already closed or have begun the process of closure of all of their ash storage ponds and have previously recognized AROs for such ash storage ponds under existing requirements. DESC does not expect the incremental compliance costs associated with this rule to be significant and expect to recover such costs in future rates.

DESC is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by or under review by SCDHEC and the EPA. DESC anticipates that major remediation activities at all of these sites will continue at least through 2022 and will cost an additional $10 million. In February 2019 SCDHEC directed DESC to pursue a stakeholder-developed modified removal action plan for one site (Congaree River). DESC is developing an engineering design for this plan, which would require permits from the USACE and others and further approvals before it could be implemented. If DESC receives the necessary permits and approvals for this plan, remediation cost for the Congaree River site would increase by $8 million. DESC cannot predict if or when such permits or approvals will be received. Major remediation activities are accrued in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. DESC expects to recover any cost arising from the remediation of MGP sites through rates. At March 31, 2019, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $24 million and are included in regulatory assets.

11.    LEASES

At March 31, 2019, DESC had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

Millions of dollars	March 31, 2019
Lease assets:
Operating lease assets (1)	$19
Finance lease assets (2)	29
Total lease assets	$48
Lease liabilities:
Operating lease - current (3)	$2
Operating lease - noncurrent (4)	15
Finance lease - current (5)	7
Finance lease - noncurrent (6)	22
Total lease liabilities	$46
(1) Included in other deferred debits and other assets in the Consolidated Balance Sheets.
(2) Included in utility plant, net, in the Consolidated Balance Sheets, net of $18 million of accumulated amortization at March 31, 2019.
(3) Included in other current liabilities in the Consolidated Balance Sheets.
(4) Included in other deferred credits and other liabilities in the Consolidated Balance Sheets.
(5) Included in current portion of long-term debt in the Consolidated Balance Sheets.
(6) Included in long-term debt in the Consolidated Balance Sheets.

For the three months ended March 31, 2019, total lease cost consisted of the following:

Millions of dollars	Three Months Ended March 31, 2019
Finance lease cost:
Amortization	$2
Interest	—
Operating lease cost	1
Short-term lease cost	—
Variable lease cost	—
Total lease cost	$3

For the three months ended March 31, 2019, cash paid for amounts included in the measurement of lease liabilities consisted of the following amounts, included in the Consolidated Statements of Cash Flows:

Millions of dollars	Three Months Ended March 31, 2019
Operating cash flows from finance leases	$—
Operating cash flows from operating leases	1
Financing cash flows from finance leases	2

At March 31, 2019, the weighted average remaining lease term and weighted average discount rate for finance and operating leases were as follows:

March 31, 2019
Weighted average remaining lease term - finance leases	5 years
Weighted average remaining lease term - operating leases	23 years
Weighted average discount rate - finance leases	2.91%
Weighted average discount rate - operating leases	4.22%

Lease liabilities have the following scheduled maturities:

Millions of dollars	Operating	Finance
2019	$2	$6
2020	1	7
2021	1	6
2022	1	4
2023	1	3
After 2023	23	5
Total undiscounted lease payments	29	31
Present value adjustment	(12)	(2)
Present value of lease liabilities	$17	$29

12.    OPERATING SEGMENTS

Operating segments include Electric Operations and Gas Distribution and are organized primarily on the basis of products and services sold.

In connection with the SCANA Combination, effective January 2019, reportable segments were changed to include a Corporate and Other segment and to utilize comprehensive income (loss) as the measure of segment profitability. The Corporate and Other segment includes specific items attributable to DESC's operating segments that are not included in profit measures evaluated by executive management in assessing the segments' performance or in allocating resources. Corresponding amounts in prior periods have been recast to conform to the current presentation.

Millions of dollars	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended March 31, 2019
Electric Operations	$527	48
Gas Distribution	147	22
Corporate and Other	(1,009)	$(1,173)
Adjustments/Eliminations	—	(6)
Consolidated Total	$(335)	$(1,109)

Three Months Ended March 31, 2018
Electric Operations	$547	$100
Gas Distribution	155	32
Corporate and Other	—	(4)
Adjustments/Eliminations	—	(4)
Consolidated Total	$702	$124

The items in Corporate and Other primarily relate to charges arising from the Merger Approval Order, as described in Note 10.

13.    AFFILIATED TRANSACTIONS

DESC owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions at certain of DESC's generating facilities. DESC accounts for this investment using the equity method. Purchases and sales of the related coal are recorded as Other Income (Expense), net on the Consolidated Statements of Comprehensive Income (Loss).

DESC purchases natural gas and related pipeline capacity from SCANA Energy Marketing, Inc. to serve its retail gas customers and to satisfy certain electric generation requirements. These purchases are included within fuel used in electric generation on the Consolidated Statements of Comprehensive Income (Loss).

DESS, on behalf of itself and its parent company, provides the following services to DESC, which are rendered at direct or allocated cost: information systems, telecommunications, customer support, marketing and sales, human resources, corporate compliance, purchasing, financial, risk management, public affairs, legal, investor relations, gas supply and capacity management, strategic planning, general administrative, and retirement benefits. In addition, DESS processes and pays invoices for DESC and is reimbursed. Costs for these services include amounts capitalized. Amounts expensed are primarily recorded in Other operation and maintenance - affiliated suppliers and Other Income (Expense), net on the Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended March 31,
Millions of Dollars	2019	2018
Purchases of coal from affiliate	$28	$33
Sales of coal to affiliate	28	32
Purchases of fuel used in electric generation from affiliate	33	31
Direct and allocated costs from services company affiliate(1)	58	59
Operating Revenues - Electric from sales to affiliate	1	1
Operating Expenses - Other taxes from affiliate	2	2
(1) Includes capitalized expenditures of $9 million and $8 million for the three months ended March 31, 2019 and 2018, respectively.

Millions of Dollars	March 31, 2019	December 31, 2018
Receivable from Canadys Refined Coal, LLC	$5	$7
Payable to Canadys Refined Coal, LLC	5	7
Payable to SCANA Energy Marketing, Inc.	11	14
Payable to DESS	41	38

In connection with the SCANA Combination, purchases from certain entities owned by Dominion Energy became affiliated transactions. During the three months ended March 31, 2019, DESC purchased electricity generated by two such affiliates, Ridgeland Solar Farm I, LLC and Moffett Solar 1, LLC, totaling $1 million, which is recorded as Purchased power in the Statement of Comprehensive Income (Loss). At March 31, 2019, DESC had accounts payable balances to these affiliates totaling $1 million. In addition, during the three months ended March 31, 2019, DESC incurred demand and transportation charges from Dominion Energy Carolina Gas Transmission, LLC totaling $15 million, of which $11 million is recorded as Fuel used in electric generation and $4 million is recorded as Gas purchased for resale in the Statements of Comprehensive Income (Loss). At March 31, 2019, DESC had an accounts payable balance due to this affiliate totaling $6 million.

Borrowings from an affiliate are described in Note 5.

14.          OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended
	March 31,
Millions of dollars	2019	2018
Revenues from contracts with customers	$1	$1
Other income	4	126
Other expense	(10)	(7)
Allowance for equity funds used during construction	—	3
Other income (expense), net	$(5)	$123

Other income in 2018 includes gains from the settlement of interest rate derivatives of $115 million (see Note 7). Non-service cost components of pension and other postretirement benefits are included in other expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

MD&A provides management’s narrative analysis of its consolidated results of operation. MD&A should be read in conjunction with DESC's Consolidated Financial Statements. DESC meets the conditions to file under the reduced disclosure format, and therefore has omitted certain sections of MD&A.

Forward-Looking Statements

This report contains statements concerning DESC’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by such words as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may,” “continue,” “target” or other similar words.

DESC makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•
the ability of DESC to recover through rates certain costs expended on the NND Project, and a reasonable return on those costs, under the Merger Approval Order and the abandonment provisions of the BLRA or through other means;

•	uncertainties relating to the bankruptcy filing by WEC and WECTEC;

•	further changes in tax laws and realization of tax benefits and credits, and the ability to realize or maintain tax credits and deductions, particularly in light of the abandonment of the NND Project;

•
legislative and regulatory actions, particularly changes related to electric and gas services, rate regulation, regulations governing electric grid reliability and pipeline integrity, environmental regulations including any imposition of fees or taxes on carbon emitting generating facilities, and any actions involving or arising from the abandonment of the NND Project;

•
current and future litigation, including particularly litigation or government investigations or any actions involving or arising from the construction or abandonment of the NND Project, including the possible impacts on liquidity and other financial impacts therefrom;

•
the results of short- and long-term financing efforts, including prospects for obtaining access to capital markets and other sources of liquidity and the effect of rating agency actions on the cost of and access to capital and sources of liquidity of DESC and Dominion Energy;

•
the ability of suppliers, both domestic and international, to timely provide the labor, secure processes, components, parts, tools, equipment and other supplies needed which may be highly specialized or in short supply, at agreed upon quality and prices, for our construction program, operations and maintenance;

•	the results of efforts to ensure the physical and cyber security of key assets and processes;

•	changes in the economy, especially in areas served by DESC;

•	the impact of competition from other energy suppliers, including competition from alternate fuels in industrial markets;

•	the impact of conservation and demand side management efforts and/or technological advances on customer usage;

•	the loss of electricity sales to distributed generation, such as solar photovoltaic systems or energy storage systems;

•	growth opportunities;

•	the effects of weather, especially in areas where the generation and transmission facilities of DESC are located and in areas served by DESC;

•	changes in accounting rules and accounting policies;

•	payment and performance by counterparties and customers as contracted and when due;

•	the results of efforts to license, site, construct and finance facilities, and to receive related rate recovery, for generation and transmission;

•	the results of efforts to operate DESC's electric and gas systems and assets in accordance with acceptable performance standards, including the impact of additional distributed generation;

•
the availability of fuels such as coal, natural gas and enriched uranium used to produce electricity; the availability of purchased power and natural gas for distribution; the level and volatility of future market prices for such fuels and purchased power; and the ability to recover the costs for such fuels and purchased power;

•
the availability and retention of skilled, licensed and experienced human resources to properly manage, operate, and grow DESC's businesses, particularly in light of uncertainties with respect to integration within the combined companies of Dominion Energy;

•	labor disputes;

•	performance of DESC’s pension plan assets and the effect(s) of associated discount rates;

•	inflation or deflation;

•	changes in interest rates;

•	compliance with regulations; and

•	natural disasters, man-made mishaps and acts of terrorism that directly affect our operations or the regulations governing them.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part II, Item 1A. Risk Factors in this report.

DESC’s forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. DESC cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. DESC undertakes no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019
AS COMPARED TO THE CORRESPONDING PERIOD IN 2018

Results of Operations

	First Quarter
Millions of dollars	2019	2018	$ Change
Net income (loss)	$(1,103)	$128	$(1,231)

Net income decreased $1.2 billion, primarily due to charges for refunds of amounts previously collected from retail electric customers for the NND Project, certain regulatory assets and utility plant for which DESC committed to forgo recovery and a settlement agreement of a ratepayer class action lawsuit in 2019.

Analysis of Consolidated Operations

Millions of dollars	2019	2018	$ Change
Operating revenues	$(335)	$702	$(1,037)
Fuel used in electric generation	137	159	(22)
Purchased power	8	52	(44)
Gas purchased for resale	77	75	2
Net revenue	(557)	416	(973)
Other operation and maintenance	153	146	7
Impairment of assets and other charges	262	4	258
Depreciation and amortization	102	81	21
Other taxes	69	65	4
Other income (expense), net	(5)	123	(128)
Interest charges	73	77	(4)
Income tax expense (benefit)	(118)	39	(157)

Net revenue decreased by $973 million primarily due to:

•	A $1.0 billion charge to electric revenue for refunds of amounts previously collected from retail electric customers for the NND Project;

•	A $44 million decrease due to lower South Carolina Commission approved electric rates in 2019 as a result of the Merger Approval Order; and

•	An $11 million decrease in gas revenues due to lower South Carolina Commission approved rates; partially offset by

•	Lower purchased power expense of $36 million due to DESC’s purchase of the Columbia Energy Center and the termination of a related purchase power agreement; and

•
A $114 million increase in electric revenue primarily pursuant to a South Carolina Commission order whereby fuel cost recovery was offset with gains realized upon the settlement of certain interest rate derivative contracts in 2018, as further described in Other Income (Expense) below.

Impairment of assets and other charges increased $258 million primarily due to a $157 million charge for a settlement agreement of a ratepayer class action lawsuit, and a $105 million charge for utility plant for which DESC committed to forgo recovery.

Depreciation and amortization increased 27%, primarily reflecting the amortization of unrecovered NND Project costs of $23 million.

Other income (expense), net decreased by $128 million, primarily due to the absence of gains realized upon the settlement of interest rate derivative contracts in 2018 ($115 million) that were fully offset by downward adjustments to electric revenues pursuant to a previously received South Carolina Commission order related to fuel cost recovery and therefore had no effect on net income.

Income tax expense (benefit) changed by $157 million, primarily due to lower pretax income, partially offset by a $198 million tax charge related to regulatory assets for which DESC committed to forgo recovery.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2019, management has evaluated, with the participation of the CEO and CFO, (a) the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and (b) any change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2019, these disclosure controls and procedures were effective. There has been no change in internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, DESC is alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by DESC, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, DESC is involved in various legal proceedings from time to time, whether in the ordinary course of business or particularly following the abandonment of the NND Project.

See Claims and Litigation in Note 10 to the Consolidated Financial Statements in Part I, Item 1. Financial Statements, which information is incorporated herein by reference, for a discussion of various legal, environmental and other regulatory proceedings to which DESC is a party to, including any material developments that have occurred in the first quarter of 2019.

ITEM 1A. RISK FACTORS

DESC’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these risk factors have been identified in DESC’s Annual Report on Form 10-K for the year ended December 31, 2018, which should be taken into consideration when reviewing the information contained in this report. DESC filed such annual report on a combined basis with SCANA. Accordingly, the information presented in such risk factors is presented on a combined basis and therefore some of the information may apply only to SCANA and not DESC. DESC makes no representation as to any such information. There have been no material changes with regard to the risk factors previously disclosed in DESC's Annual Report on Form 10-K for the year ended December 31, 2018. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Part I, Item 2. MD&A.

ITEM 6. EXHIBITS

Exhibits filed or furnished with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

As permitted under Item 601(b) (4) (iii) of Regulation S-K, instruments defining the rights of holders of long-term debt of less than 10% of the total consolidated assets of DESC, for itself and its consolidated affiliates, have been omitted and DESC agrees to furnish a copy of such instruments to the SEC upon request.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation as amended and restated, effective April 29, 2019 (Exhibit 3.1, Form 8-K filed April 29, 2019, File No. 1-3375).
3.2	Amended and Restated Bylaws, effective April 29, 2019 (Exhibit 3.2, Form 8-K filed April 29, 2019, File No. 1-3375).
10.1
$6,000,000,000 Fourth Amended and Restated Revolving Credit Agreement, dated March 22, 2019, among Dominion Energy, Inc., Virginia Electric and Power Company, Dominion Energy Gas Holdings, LLC, Questar Gas Company, South Carolina Electric & Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed March 26, 2019, File No. 1-3375).

31.1	Certification by Chief Executive Officer of Dominion Energy South Carolina, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Chief Financial Officer of Dominion Energy South Carolina, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1
Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Energy South Carolina, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase
101. DEF*	XBRL Taxonomy Extension Definition Linkbase
101. LAB*	XBRL Taxonomy Extension Label Linkbase
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

By:	/s/ Michele L. Cardiff
Date: May 9, 2019	Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer