Form 10-Q
period 2019-06-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2019-08-02
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 31, 2019, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

Dominion Energy South Carolina, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and therefore is filing this Form with the reduced disclosure format allowed under General Instruction H(2).

GLOSSARY OF TERMS

The following abbreviations or terms used in the text have the meanings set forth below unless the context requires otherwise:

Abbreviation or Acronym	Definition
2015 Task Order	Retail services agreement between DESC and the DOE, which includes a potential FERC jurisdictional charge for operating and maintaining DOE transmission facilities at the Savannah River Site
2017 Tax Reform Act

An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (previously known as The Tax Cuts and Jobs Act) enacted on December 22, 2017

ACE Rule	Affordable Clean Energy Rule
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
BLRA	South Carolina Base Load Review Act
CCR	Coal combustion residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Consortium	A consortium consisting of Westinghouse and WECTEC
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
DESC

The legal entity, Dominion Energy South Carolina, Inc. (formerly known as South Carolina Electric & Gas Company), one or more of its consolidated affiliates or operating segments, or the entirety of Dominion Energy South Carolina, Inc. and its consolidated affiliates

DESS	Dominion Energy Southeast Services, Inc. (formerly known as SCANA Services, Inc.)
DOE	U.S. Department of Energy
Dominion Energy

The legal entity, Dominion Energy, Inc., one or more of its consolidated subsidiaries (other than SCANA and DESC) or operating segments, or the entirety of Dominion Energy, Inc. and its consolidated subsidiaries

DSM	Demand-side management
Electric Operations	Electric Operations Group operating segment
ELG Rule	Effluent limitations guidelines for the steam electric power generating category
EMANI	European Mutual Association for Nuclear Insurance
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
Gas Distribution	Gas Distribution Group operating segment
GENCO	South Carolina Generating Company, Inc.
IAA	Interim Assessment Agreement dated March 28, 2017, as amended, among DESC, Santee Cooper, Westinghouse and WECTEC
MATS	Utility Mercury and Air Toxics Standard Rule
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MW	Megawatt
NEIL	Nuclear Electric Insurance Limited
NOX	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NND Project

V. C. Summer Units 2 and 3 nuclear development project under which SCANA and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

ORS	South Carolina Office of Regulatory Staff

Abbreviation or Acronym	Definition
Price-Anderson	Price-Anderson Nuclear Industries Indemnity Act
Reorganization Plan	Modified Second Amended Joint Chapter 11 Plan of Reorganization, filed by Westinghouse
RICO	Racketeer Influenced and Corrupt Organizations Act
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy's acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Summer	V. C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
WECTEC	WECTEC Global Project Services, Inc. (formerly known as Stone & Webster, Inc.), a wholly-owned subsidiary of Westinghouse
Westinghouse	Westinghouse Electric Company LLC
Westinghouse Subcontractors	Subcontractors and suppliers to the Consortium

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	June 30, 2019	December 31, 2018
ASSETS
Utility plant in service	$12,986	$12,803
Accumulated depreciation and amortization	(4,750)	(4,581)
Construction work in progress	282	350
Nuclear fuel, net of accumulated amortization	193	211
Utility plant, net ($690 and $711 related to VIEs)	8,711	8,783
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	71	72
Assets held in trust, net-nuclear decommissioning	206	190
Other investments	—	1
Nonutility property and investments, net	277	263
Current Assets:
Cash and cash equivalents	5	377
Restricted cash and equivalents	117	—
Receivables:
Customer, net of allowance for uncollectible accounts of $7 and $4	327	331
Affiliated and related party	19	359
Other	55	68
Inventories (at average cost):
Fuel	107	89
Materials and supplies	160	158
Prepayments	111	82
Regulatory assets	259	223
Other current assets	19	1
Total current assets ($133 and $96 related to VIEs)	1,179	1,688
Deferred Debits and Other Assets:
Regulatory assets	3,759	4,046
Other	357	183
Total deferred debits and other assets ($34 and $34 related to VIEs)	4,116	4,229
Total assets	$14,283	$14,963

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	June 30, 2019	December 31, 2018
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$3,635	$2,860
Retained earnings	72	1,279
Accumulated other comprehensive loss	(4)	(3)
Total common equity	3,703	4,136
Noncontrolling interest	173	179
Total equity	3,876	4,315
Affiliated long-term debt	230	—
Long-term debt, net	3,934	5,132
Total long-term debt	4,164	5,132
Total capitalization	8,040	9,447
Current Liabilities:
Short-term borrowings	—	73
Current portion of long-term debt	7	14
Accounts payable	150	267
Affiliated and related party payables	368	347
Customer deposits and customer prepayments	75	73
Revenue subject to refund	14	77
Taxes accrued	163	228
Interest accrued	62	72
Regulatory liabilities	269	126
Reserves for litigation and regulatory proceedings	278	11
Other	62	42
Total current liabilities	1,448	1,330
Deferred Credits and Other Liabilities:
Deferred income taxes, net	555	989
Asset retirement obligations	498	542
Pension and other postretirement benefits	223	232
Regulatory liabilities	3,277	2,264
Other	227	143
Other affiliate	15	16
Total deferred credits and other liabilities	4,795	4,186
Commitments and Contingencies (see Note 11)
Total capitalization and liabilities	$14,283	$14,963

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2019	2018	2019	2018
Operating Revenues:
Electric(1)	$621	$553	$141	$1,100
Gas	77	79	222	234
Total operating revenues	698	632	363	1,334
Operating Expenses:
Fuel used in electric generation(1)	143	155	280	315
Purchased power(1)	12	15	20	67
Gas purchased for resale(1)	44	45	121	121
Other operations and maintenance	123	113	219	215
Other operations and maintenance - affiliated suppliers	72	51	120	95
Impairment of assets and other charges	100	—	371	4
Depreciation and amortization	115	81	217	161
Other taxes(1)	72	65	141	129
Total operating expenses	681	525	1,489	1,107
Operating income (loss)	17	107	(1,126)	227
Other income (expense), net	(9)	2	(14)	125
Interest charges, net of allowance for borrowed funds used during construction of $2, $3, $2 and $5(1)	63	76	136	152
Income (loss) before income tax expense (benefit)	(55)	33	(1,276)	200
Income tax expense (benefit)	15	2	(103)	41
Net Income (Loss) and Other Comprehensive Income (Loss)	(70)	31	(1,173)	159
Comprehensive Income Attributable to Noncontrolling Interest	8	5	14	9
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	$(78)	$26	$(1,187)	$150

(1)	See Note 14 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(millions)	2019	2018
Operating Activities
Net income (loss)	$(1,173)	$159
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of assets and other charges	371	4
Provision for refunds to customers	950	—
Deferred income taxes, net	(434)	58
Depreciation and amortization	223	165
Amortization of nuclear fuel	27	27
Other adjustments	(4)	(7)
Changes in certain assets and liabilities:
Receivables - affiliated and related party	(3)	(12)
Income tax receivable	—	(8)
Inventories	(48)	(11)
Prepayments	(29)	(34)
Regulatory assets	187	(9)
Regulatory liabilities	195	(107)
Accounts payable	(72)	(19)
Accounts payable - affiliated and related party	17	8
Revenue subject to refund	(63)	156
Taxes accrued	(65)	(93)
Other assets	(138)	(131)
Other liabilities	59	55
Net cash provided by operating activities	—	201
Investing Activities
Property additions and construction expenditures	(226)	(464)
Proceeds from investments and sales of assets	12	31
Purchase of investments	(23)	(17)
Purchase of investments - affiliate	—	(113)
Proceeds from interest rate derivative contract settlement	—	115
Investment in affiliate, net	343	(75)
Net cash provided by (used in) investing activities	106	(523)
Financing Activities
Proceeds from issuance of debt	—	100
Proceeds from issuance of affiliated debt	230	—
Repayment of long-term debt, including redemption premiums	(1,247)	(170)
Dividend to parent	(30)	(156)
Contribution from parent	775	20
Contribution returned to parent	(20)	—
Money pool borrowings, net	4	150
Short-term borrowings, net	(73)	205
Net cash provided by (used in) financing activities	(361)	149
Net decrease in cash, restricted cash and equivalents	(255)	(173)
Cash, restricted cash and equivalents at beginning of period	377	395
Cash, restricted cash and equivalents at end of period	$122	$222
Supplemental Cash Flow Information
Noncash investing and financing activities:(1)
Accrued construction expenditures	$39	$19
Leases(2)	5	—
(1)	See Note 1 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.

(2)  Includes $3 million of financing leases and $2 million of operating leases.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
March 31, 2018	40	$2,860	$2,034	$(4)	$144	$5,034
Total comprehensive income available to common shareholder			26		5	31
Capital contribution from parent					20	20
June 30, 2018	40	$2,860	$2,060	$(4)	$169	$5,085

March 31, 2019	40	$3,535	$151	$(4)	$185	$3,867
Total comprehensive income (loss) available (attributable) to common shareholder			(78)		8	(70)
Capital contribution from parent		100				100
Capital contribution returned to parent					(20)	(20)
Other			(1)			(1)
June 30, 2019	40	$3,635	$72	$(4)	$173	$3,876

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2017	40	$2,860	$1,982	$(4)	$142	$4,980
Total comprehensive income available to common shareholder			150		9	159
Capital contribution from parent					20	20
Dividend to parent			(72)		(2)	(74)
June 30, 2018	40	$2,860	$2,060	$(4)	$169	$5,085

December 31, 2018	40	$2,860	$1,279	$(3)	$179	$4,315
Cumulative-effect of change in accounting principle			1	(1)		—
Total comprehensive income (loss) available (attributable) to common shareholder			(1,187)		14	(1,173)
Capital contribution from parent		775				775
Capital contribution returned to parent					(20)	(20)
Dividend to parent			(20)			(20)
Other			(1)			(1)
June 30, 2019	40	$3,635	$72	$(4)	$173	$3,876

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Variable Interest Entities

DESC has determined that it has a controlling financial interest in each of GENCO and Fuel Company (which are considered to be VIEs) and, accordingly, DESC's Consolidated Financial Statements include, after eliminating intercompany balances and transactions, the accounts of DESC, GENCO and Fuel Company. The equity interests in GENCO and Fuel Company are held solely by SCANA, DESC’s parent. As a result, GENCO and Fuel Company’s equity and results of operations are reflected as noncontrolling interest in the Consolidated Financial Statements.

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to DESC under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. GENCO’s property (carrying value of $497 million) previously served as collateral for its long-term borrowings. In May 2019, GENCO redeemed its 5.49% senior secured notes and was able to release the first mortgage lien in June 2019 that had previously secured these notes. Fuel Company acquires, owns and provides financing for DESC’s nuclear fuel, certain fossil fuels and emission and other environmental allowances. See also Note 5.

Additionally, DESC purchases shared services from DESS, an affiliated VIE that provides accounting, legal, finance and certain administrative and technical services to all SCANA subsidiaries, including DESC. DESC has determined that it is not the primary beneficiary of DESS as it does not have either the power to direct the activities that most significantly impact its economic performance or an obligation to absorb losses and benefits which could be significant to it. See Note 14 for amounts attributable to affiliates.

Significant Accounting Policies

There have been no significant changes from Note 1 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2018, with the exception of the item described below.

Leases

DESC leases certain assets including vehicles, real estate, office equipment and other assets under both operating and finance leases. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease agreement, subject to regulatory framework. Rent expense associated with operating leases, short-term leases and variable leases is primarily recorded in other operations and maintenance expense in the Consolidated Statements of Comprehensive Income (Loss). Rent expense associated with finance leases results in the separate presentation of interest expense on the lease liability and amortization expense of the related right-of-use asset in the Consolidated Statements of Comprehensive Income (Loss). Amortization expense and interest charges associated with finance leases are recorded in depreciation and amortization and interest charges, respectively, in the Consolidated Statements of Comprehensive Income (Loss) or deferred within regulatory assets in the Consolidated Balance Sheets.

Certain leases include one or more options to renew, with renewal terms that can extend the lease from one to 70 years. The exercise of renewal options is solely at DESC's discretion and is included in the lease term if the option is reasonably certain to be exercised. A right-of-use asset and corresponding lease liability for leases with original lease terms of one year or less are not included in the Consolidated Balance Sheets, unless such leases contain renewal options that DESC is reasonably certain will be exercised.

The determination of the discount rate utilized has a significant impact on the calculation of the present value of the lease liability included in the Consolidated Balance Sheets. For DESC’s leased assets, the discount rate implicit in the lease is generally unable to be determined from a lessee perspective.  As such, DESC uses internally-developed incremental borrowing rates as a discount rate in the calculation of the present value of the lease liability. The incremental borrowing rates are determined based on an analysis of DESC's publicly available secured borrowing rates over various lengths of time that most closely corresponds to DESC's lease maturities.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board issued revised accounting guidance for the recognition, measurement, presentation and disclosure of leasing arrangements. The update requires that a liability and corresponding right-of-use asset are recorded on the balance sheet for all leases, including those leases classified as operating leases, while also refining the definition of a lease. In addition, lessees will be required to disclose key information about the amount, timing, and uncertainty of cash flows arising from leasing arrangements. Lessor accounting remains largely unchanged.

The guidance became effective for DESC's interim and annual reporting periods beginning January 1, 2019. DESC adopted this revised accounting guidance using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the date of adoption. Under this approach, DESC utilized the transition practical expedient to maintain historical presentation for periods before January 1, 2019. DESC also applied the other practical expedients, which required no reassessment of whether existing contracts are or contain leases, no reassessment of lease classification for existing leases and no evaluation of existing or expired land easements that were not previously accounted for as leases. In connection with the adoption of this revised accounting guidance, DESC recorded $19 million of offsetting right-of-use assets and liabilities for operating leases in effect at the adoption date. See Note 12 for additional information.

2. RATE AND OTHER REGULATORY MATTERS

Regulatory Matters Involving Potential Loss Contingencies

As a result of issues generated in the ordinary course of business, DESC is involved in various regulatory matters. Certain regulatory matters may ultimately result in a loss; however, as such matters are in an initial procedural phase, involve uncertainty as to the outcome of pending reviews or orders, and/or involve significant factual issues that need to be resolved, it is not possible for DESC to estimate a range of possible loss. For regulatory matters that DESC cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the regulatory process such that DESC is able to estimate a range of possible loss. For regulatory matters that DESC is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any estimated range is based on currently available information, involves elements of judgment and significant uncertainties and may not represent DESC’s maximum possible loss exposure. The circumstances of such regulatory matters will change from time to time and actual results may vary significantly from the current estimate. For current matters not specifically reported below, management does not anticipate that the outcome from such matters would have a material effect on DESC’s financial position, liquidity or results of operations.

FERC

In June 2019, DESC submitted the 2015 Task Order as a stand-alone rate schedule, which governs DESC’s provision of retail service to the DOE at the Savannah River Site. The 2015 Task Order also includes provisions that govern the operations and maintenance of certain transmission facilities, which DESC has determined to be services that are likely subject to FERC’s jurisdiction. DESC requested that the FERC accept the 2015 Task Order for filing to become effective in August 2019 and accept the refund analysis included in the filing. At June 30, 2019, DESC’s Consolidated Balance Sheets include reserves of $10 million included within revenue subject to refund for the potential refund of amounts collected under the 2015 Task Order as well as under two prior task orders commencing in 1995 and each covering ten-year periods. During the second quarter of 2019, DESC recorded a $6 million ($4 million after-tax) charge primarily within interest charges in DESC’s Consolidated Statements of Comprehensive Income (Loss). This matter is pending.

Electric - BLRA

In July 2018, the South Carolina Commission issued orders implementing a legislatively-mandated temporary reduction in revenues that could be collected by DESC from customers under the BLRA. These orders reduced the portion of DESC’s retail electric rates associated with the NND Project from approximately 18% of the average residential electric customer's bill to approximately 3%, which equates to a reduction in revenues of approximately $31 million per month, retroactive to April 1, 2018. As a result, in the second quarter of 2018 DESC recorded a charge of $109 million ($82 million after-tax) to operating revenues in DESC’s Consolidated Statements of Comprehensive Income (Loss). The temporary rate reduction remained in effect until February 2019 when rates pursuant to the SCANA Merger Approval Order became effective.

Other Regulatory Matters

Other than the following matter, there have been no significant developments regarding the pending regulatory matters disclosed in Note 2 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2018 or Note 2 to the Consolidated Financial Statements in DESC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Gas

In June 2019, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2019 with a total revenue requirement of $437 million. This represents a $7 million overall increase to its natural gas rates under the terms of the Natural Gas Rate Stabilization Act effective for the rate year beginning November 2019. This matter is pending.

Regulatory Assets and Regulatory Liabilities

Rate-regulated utilities recognize in their financial statements certain revenues and expenses in different periods than do other enterprises. As a result, DESC has recorded regulatory assets and regulatory liabilities which are summarized in the following tables. Except for NND Project costs and certain other unrecovered plant costs, substantially all regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

	June 30,	December 31,
(millions)	2019	2018
Regulatory assets:
NND Project costs	$138	$127
Deferred employee benefit plan costs	16	16
Other unrecovered plant	14	14
DSM programs	16	14
Other	75	52
Regulatory assets - current	259	223
NND Project costs	2,572	2,641
AROs	324	380
Deferred employee benefit plan costs	230	256
Deferred losses on interest rate derivatives	308	442
Other unrecovered plant	73	79
DSM programs	53	51
Environmental remediation costs	21	24
Deferred storm damage costs	34	35
Deferred transmission operating costs	27	15
Other	117	123
Regulatory assets - noncurrent	3,759	4,046
Total regulatory assets	$4,018	$4,269
Regulatory liabilities:
Monetization of guaranty settlement	$67	$61
Income taxes refundable through future rates	48	52
Reserve for refunds to electric utility customers	136	—
Other	18	13
Regulatory liabilities - current	269	126
Monetization of guaranty settlement	1,003	1,037
Income taxes refundable through future rates	826	607
Asset removal costs	552	541
Deferred gains on interest rate derivatives	77	75
Reserve for refunds to electric utility customers	813	—
Other	6	4
Regulatory liabilities - noncurrent	3,277	2,264
Total regulatory liabilities	$3,546	$2,390

Regulatory assets have been recorded based on the probability of their recovery. All regulatory assets represent incurred costs that may be deferred under GAAP for regulated operations. The South Carolina Commission or the FERC has reviewed and approved through specific orders certain of the items shown as regulatory assets. In addition, regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by one of these regulatory agencies, including deferred transmission operating costs that are the subject of regulatory proceedings discussed in Note 11. While such costs are not currently being recovered, management believes they would be allowable under existing rate-making concepts embodied in rate orders or applicable state law and expects to recover these costs through rates in future periods. In the future, as a result of deregulation, changes in state law, other changes in the regulatory environment or changes in accounting requirements or other adverse legislative or regulatory developments, DESC could be required to write off all or a portion of its regulatory assets and liabilities. Such an event could have a material effect on DESC's financial statements in the period the write-off would be recorded.

NND Project costs reflects expenditures associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from electric service customers over a 20-year period ending in 2039. See Note 11 for more information.

AROs represent deferred depreciation and accretion expense related to legal obligations associated with the future retirement of generation, transmission and distribution properties. The AROs primarily relate to DESC’s electric generating facilities, including Summer, and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 106 years.

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

Environmental remediation costs are associated with the assessment and clean-up of sites currently or formerly owned by DESC. Such remediation costs are expected to be recovered over periods of up to 16 years. See also Note 11.

Deferred storm damage costs represent storm restoration costs for which DESC expects to receive future recovery through customer rates.

Deferred transmission operating costs includes deferred depreciation and property taxes associated with certain transmission assets for which DESC expects recovery from customers through future rates. See also Note 11.

Various other regulatory assets are expected to be recovered through rates over varying periods through 2047.

Monetization of guaranty settlement represents proceeds related to the monetization of the Toshiba Settlement. In accordance with the SCANA Merger Approval Order, this balance, net of amounts that may be required to satisfy certain liens, will be refunded to electric customers over a 20-year period ending in 2039. See Note 11.

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

Reserve for refunds to electric utility customers reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited to customers over an estimated 11-year period in connection with the SCANA Merger Approval Order. See Note 11.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be expended for the removal of assets in the future.

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$281	$31	$243	$34	$10	$109	$495	$120
Commercial	206	23	171	22	67	61	340	61
Industrial	100	19	106	21	18	45	191	45
Other	35	4	30	2	45	7	68	7
Revenues from contracts with customers	622	77	550	79	140	222	1,094	233
Other revenues	(1)	—	3	—	1	—	6	1
Total Operating Revenues	$621	$77	$553	$79	$141	$222	$1,100	$234

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $5 million and $4 million at June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019, DESC recognized revenue of $3 million from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

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

In June 2019, DESC received an equity contribution of $100 million from its parent that was funded by Dominion Energy. DESC used these funds to repay intercompany credit agreement borrowings from Dominion Energy.

DESC’s bond indenture under which it issues first mortgage bonds contains provisions that could limit the payment of cash dividends on its common stock. DESC's bond indenture permits the payment of dividends on DESC's common stock only either (1) out of its Surplus (as defined in the bond indenture) or (2) in case there is no Surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At June 30, 2019 and December 31, 2018, retained earnings of $126 million and $115 million, respectively, were restricted by this requirement as to payment of cash dividends on DESC’s common stock. In addition, pursuant to the SCANA Merger Approval Order, the amount of any DESC dividends paid must be reasonable and consistent with the long-term payout ratio of the electric utility industry and gas distribution industry.

At June 30, 2019, DESC’s retained earnings are below the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants.  As a result, DESC is prohibited from the payment of dividends without regulatory approval until the balance of its retained earnings increases. There have been no other significant changes to dividend restrictions affecting DESC described in Note 4 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2018.

5. LONG-TERM AND SHORT-TERM DEBT AND LIQUIDITY

Long-term Debt

In February 2019, DESC launched tender offers for certain of its first mortgage bonds pursuant to which it purchased first mortgage bonds having an aggregate purchase price equal to $1.2 billion. DESC incurred a loss on reacquired debt of $187 million in connection with these tender offers, which is recorded in other deferred debits on the Consolidated Balance Sheets.

Long-term Debt - Affiliate

In May 2019, GENCO issued a $230 million 3.05% promissory note due to Dominion Energy that matures in May 2024. The issuance by GENCO was approved by the South Carolina Commission. Proceeds from the issuance were used to redeem GENCO’s 5.49% senior secured notes due in 2024 at the remaining principal outstanding of $33 million plus accrued interest, repay money pool borrowings and to return $20 million of contributed equity capital to SCANA.

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

DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, were as follows:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
At June 30, 2019	$1,000	$—	$—

A maximum of $1.0 billion of the facility is available to DESC, less any amounts outstanding to co-borrowers. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At June 30, 2019, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term borrowings from DESC's parent or from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

Also in March 2019, DESC canceled its previous committed long-term facility which was a revolving line of credit under a credit agreement with a syndicate of banks. This previous credit agreement was used for general corporate purposes, including liquidity support for DESC's commercial paper program and working capital needs, and was set to expire in December 2020.

(millions)	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
At December 31, 2018	$1,200	$73	$—

(1)	Included $500 million related to Fuel Company. In February 2019, Fuel Company's commercial paper program and its credit facility were terminated.

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

DESC received FERC approval to enter into an inter-company credit agreement in April 2019 with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At June 30, 2019, DESC had borrowings outstanding under this credit agreement totaling $61 million, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the three and six months ended June 30, 2019, DESC recorded interest charges of less than $1 million.

DESC participated in a utility money pool with SCANA and another regulated subsidiary of SCANA through April 2019. Fuel Company and GENCO remained in the utility money pool. Money pool borrowings and investments bear interest at short-term market rates. For the three and six months ended June 30, 2019, DESC recorded interest income from money pool transactions of $3 million and $6 million, respectively, and for the same periods DESC recorded interest expense from money pool transactions of $3 million and $6 million, respectively. Interest income and interest expense for the corresponding periods in 2018 were not significant. DESC had outstanding money pool borrowings due to an affiliate of $224 million and investments due from an affiliate of $9 million at June 30, 2019. At December 31, 2018, DESC had outstanding money pool borrowings due to an affiliate of $282 million and investments due from an affiliate of $353 million. On its Consolidated Balance Sheets, DESC includes money pool borrowings within affiliated and related party payables and money pool investments within affiliated and related party receivables.

6. INCOME TAXES

DESC’s effective tax rate for the six months ended June 30, 2019 is 8.1% compared to 20.5% for the six months ended June 30, 2018. Variances in the effective tax rate are primarily driven by charges resulting from the SCANA Combination. In connection with the SCANA Merger Approval Order, Dominion Energy committed to forgo, or limit, the recovery of certain income tax-related regulatory assets associated with the NND Project. DESC's effective tax rate reflects income tax expense of $198 million in satisfaction of this commitment.

In the first quarter, DESC’s unrecognized tax benefits increased by $51 million and income tax expense increased by $40 million related to a state income tax position taken in prior years. In the second quarter, DESC’s unrecognized tax benefits increased by $24 million and income tax expense increased by $23 million primarily related to a federal income tax position taken in prior years.

As of June 30, 2019, there have been no other material changes in DESC’s unrecognized tax benefits. See Note 6 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of these unrecognized tax benefits and potential changes due to the SCANA Combination.

DESC has significant federal and state net operating loss carryforward-related deferred tax assets where the utilization of these tax benefits may be limited in future periods due to the SCANA Combination. For the period ended June 30, 2019, DESC has concluded a valuation allowance is not required on these deferred tax assets. If DESC concludes a valuation allowance is required in future periods, the impact could be material.

The 2017 Tax Reform Act limits the deductibility of interest expense to 30% of adjusted taxable income for certain businesses, with any disallowed interest carried forward indefinitely. Subject to additional guidance in yet to be finalized regulations, DESC expects its interest expense to be deductible in 2019.

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives, and strategies for using derivative instruments are discussed in Note 7 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2018. Derivative assets and liabilities are presented gross on the Consolidated Balance Sheets and are measured at fair value. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives. Derivative contracts include over-the-counter transactions, which are bilateral contracts that are transacted directly with a third party. In general, most over-the-counter transactions are subject to collateral requirements.

Pursuant to regulatory orders, interest rate derivatives entered into by DESC after October 2013 have not been designated for accounting purposes as cash flow hedges, and fair value changes and settlement amounts related to them have been recorded as regulatory assets and liabilities. Settlement losses on swaps generally have been amortized over the lives of subsequent debt issuances, and gains have been amortized to interest expense or have been applied as otherwise directed by the South Carolina Commission. See Note 15 regarding the settlement gains realized in the first quarter of 2018.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	June 30, 2019				December 31, 2018
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$19	$—	$19	$—	$11	$—	$11	$—
Total derivatives	$19	$—	$19	$—	$11	$—	$11	$—

Volumes

The following table presents the volume of derivative activity at June 30, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Interest rate(1)	$—	$71,400,000

(1)	Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At June 30, 2019
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(1)	1	1	2
Noncurrent Liabilities
Interest rate	11	6	17
Total noncurrent derivative liabilities(2)	11	6	17
Total derivative liabilities	$12	$7	$19
At December 31, 2018
Current Liabilities
Interest rate	$1	$—	$1
Total current derivative liabilities(1)	1	—	1
Noncurrent Liabilities
Interest rate	7	3	10
Total noncurrent derivative liabilities(2)	7	3	10
Total derivative liabilities	$8	$3	$11

(1)	Current derivative liabilities are presented in other current liabilities in the Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in the Consolidated Balance Sheets.

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Comprehensive Income (Loss):

Derivatives in Cash Flow Hedging Relationships

(millions)	Gain (loss) Reclassified from Deferred Accounts into Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended June 30, 2019
Derivative type and location of gains (losses):
Interest rate(2)	$—	$—
Total	$—	$—
Three Months Ended June 30, 2018
Derivative type and location of gains (losses):
Interest rate(2)	$(1)	$—
Total	$(1)	$—
Six Months Ended June 30, 2019
Derivative type and location of gains (losses):
Interest rate(2)	$—	$(2)
Total	$—	$(2)
Six Months Ended June 30, 2018
Derivative type and location of gains (losses):
Interest rate(2)	$(1)	$2
Total	$(1)	$2

(1)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income (Loss).

(2)	Amounts recorded in DESC’s Consolidated Statements of Comprehensive Income (Loss) are classified in interest charges.

Derivatives Not designated as Hedging Instruments

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)			Amount of Gain (Loss) Recognized in Income on Derivatives(2)
Three Months Ended June 30,	2019	2018	Location	2019	2018
Derivative type and location of gains (losses):
Interest rate contracts:			Interest charges	$—	$(1)
			Other income	—	—
Total interest rate contracts	$(2)	$—		$—	$(1)
Six Months Ended June 30,
Derivative type and location of gains (losses):
Interest rate contracts:			Interest charges	$—	$(1)
			Other income	—	115
Total interest rate contracts	$(3)	$65		$—	$114

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

Derivative Contracts with Credit Contingent Features

(millions)	June 30, 2019	December 31, 2018
in Net Liability Position
Aggregate fair value of derivatives in net liability position	$19	$11
Fair value of collateral already posted	19	11
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	$—	$—

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

All of DESC's interest rate swap agreements were in a liability position for all periods presented. Such agreements are valued using discounted cash flow models with independently sourced data, and are considered to be Level 2 fair value measurements. The fair value of these derivatives at June 30, 2019 was $19 million, and at December 31, 2018 was $11 million.

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

	June 30, 2019		December 31, 2018
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(2)
Long-term debt(3)	$4,171	$4,982	$5,146	$5,470

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

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

(3)	Carrying amount includes amounts which represent the unamortized debt issuance costs and discount or premium.

9. UTILITY PLANT AND NONUTILITY PROPERTY

Sale of Warranty Service Contract Assets

In May 2019, DESC entered into an agreement to sell certain warranty service contract assets for total consideration of $7 million. DESC expects the transaction to close in the third quarter of 2019 and estimates the transaction to result in a $7 million ($5 million after-tax) gain. Pursuant to the agreement, upon closing DESC expects to enter into a commission agreement with the buyer under which the buyer will compensate DESC in connection with the right to use DESC’s brand in marketing materials and other services over a ten-year term.

Jointly Owned Utility Plant

DESC jointly owns and is the operator of Summer. Each joint owner provides its own financing and shares the direct expenses and generation output in proportion to its ownership. DESC’s share of the direct expenses in Summer is 66.7%. In May 2019, DESC and Santee Cooper entered into an agreement in which DESC agreed to purchase 11.7% of Santee Cooper’s ownership interest in the NND Project nuclear fuel for $8 million to true up the ownership percentage from the 55% ownership percentage that was applicable for the NND Project to the 66.7% ownership percentage applicable for Summer.

10. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2019	2018	2019	2018
Service cost	$3	$4	$—	$1
Interest cost	7	7	2	2
Expected return on assets	(10)	(12)	—	—
Amortization of actuarial losses	3	3	—	1
Curtailment(1)	6	—	3	—
Net periodic benefit cost	$9	$2	$5	$4
Six Months Ended June 30,
Service cost	$7	$8	$1	$2
Interest cost	15	15	4	4
Expected return on assets	(20)	(24)	—	—
Amortization of actuarial losses	7	5	—	1
Curtailment(1)	6	—	3	—
Net periodic benefit cost	$15	$4	$8	$7

(1) Related to a voluntary retirement program.

No significant contribution to the pension trust is expected for the remainder of 2019 based on current market conditions and assumptions, nor is a limitation on benefit payments expected to apply. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

Voluntary Retirement Program

In March 2019, Dominion Energy announced a voluntary retirement program to employees, including employees of DESC, that meet certain age and service requirements. The voluntary retirement program will not compromise safety or DESC’s ability to comply with applicable laws and regulations. In the second quarter of 2019, upon the determinations made concerning the number of employees that elected to participate in the program, DESC recorded a charge of $62 million ($47 million after-tax), of which $50 million was included within other operations and maintenance expense, $3 million within other taxes and $9 million within other income (expense), net.

In the second quarter of 2019, DESC remeasured its pension and other postretirement benefit plans as a result of the voluntary retirement program.  The remeasurement resulted in an increase in the pension benefit obligation of $16 million and an increase in the accumulated postretirement benefit obligation of $10 million. In addition, the remeasurement resulted in an increase in the fair value of pension plan assets of $27 million. The impact of the remeasurement on net periodic benefit cost was recognized prospectively from the remeasurement date. The remeasurement is expected to increase the net periodic benefit cost for 2019 by approximately $1 million, excluding the impacts of curtailments. The discount rate used for the remeasurement was 4.07% for the pension plan and 4.08% for the other postretirement benefit plan. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2018.

11. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, DESC is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for DESC to estimate a range of possible loss. For such matters that DESC cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that DESC is able to estimate a range of possible loss. For legal proceedings and governmental examinations that DESC is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent DESC’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on DESC’s financial position, liquidity or results of operations.

Environmental

In July 2019, the EPA published the ACE Rule, which repeals and replaces the Clean Power Plan. The ACE Rule only applies to coal-fired steam electric generating units greater than or equal to 25 MW. The rule includes unit-specific performance standards based on the degree of emission reduction levels achievable from unit efficiency improvements to be determined by the permitting agency. The ACE Rule requires states to develop plans by July 2022 to implement these performance standards, which plans must be approved by the EPA. DESC is currently evaluating the ACE Rule for potential impact at its coal fired units and expects any costs incurred to comply with such rule to be recoverable through rates. While the impacts of this rule could be material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts.

In July 2011, the EPA issued the CSAPR to reduce emissions of SO2 and NOX from power plants in the eastern half of the U.S. The CSAPR replaces the Clean Air Interstate Rule and requires a total of 28 states to reduce annual SO2 emissions and annual ozone season NOX emissions to assist in attaining the ozone and fine particle National Ambient Air Quality Standards. The rule establishes an emissions cap for SO2 and NOX and limits the trading for emission allowances by separating affected states into two groups with no trading between the groups. The State of South Carolina has chosen to remain in the CSAPR program, even though recent court rulings exempted the state. This allows the state to remain compliant with regional haze standards. Air quality control installations that DESC has already completed have positioned them to comply with the existing allowances set by the CSAPR. Any costs incurred to comply with CSAPR are expected to be recoverable through rates.

In February 2019, the EPA published a proposed rule to reverse its previous finding that it is appropriate and necessary to regulate toxic emissions from power plants. However, the emissions standards and other requirements of the MATS rule would remain in place as the EPA is not proposing to remove coal and oil fired power plants from the list of sources that are regulated under MATS. Although litigation of the MATS rule and the outcome of the EPA’s rulemaking are still pending, the regulation remains in effect and DESC is complying with the applicable requirements of the rule and does not expect any adverse impacts to its operations at this time due to plant retirements, conversions and enhancements.

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under state-issued NPDES permits such that, as a facility’s NPDES permit is renewed, any new effluent limitations would be incorporated. The ELG Rule was final in September 2015, after which state regulators are required to modify facility NPDES permits to match more restrictive standards, which would require facilities to retrofit with new wastewater treatment technologies. Compliance dates varied by type of wastewater, and some were based on a facility's five-year permit cycle and thus could range from 2018 to 2023. However, the ELG Rule is under reconsideration by the EPA and has been stayed administratively. The EPA has decided to conduct a new rulemaking that could result in revisions to certain flue gas desulfurization wastewater and bottom ash transport water requirements in the ELG Rule. Accordingly, in September 2017 the EPA finalized a rule that postpones compliance dates under the ELG Rule to a range from November 2020 to December 2023. The EPA indicates that the new rulemaking process may take up to three years to complete, such that any revisions to the ELG Rule likely would not be final until the summer of 2020. While DESC expects that wastewater treatment technology retrofits will be required at Williams and Wateree generating stations, any costs incurred to comply with the ELG Rule are expected to be recoverable through rates.

The CWA Section 316(b) Existing Facilities Rule became effective in October 2014. This rule establishes national requirements for the location, design, construction and capacity of cooling water intake structures at existing facilities that reflect the best technology available for minimizing the adverse environmental impacts of impingement and entrainment. DESC is conducting studies and implementing plans as required by the rule to determine appropriate intake structure modifications at certain facilities to ensure compliance with this rule. Any costs incurred to comply with this rule are expected to be recoverable through rates.

The EPA's final rule for CCR became effective in the fourth quarter of 2015. This rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act and imposes certain requirements on ash storage ponds and other CCR management facilities at certain of DESC's coal-fired generating facilities. DESC has already closed or has begun the process of closure of all of its ash storage ponds and has previously recognized AROs for such ash storage ponds under existing requirements. DESC does not expect the incremental compliance costs associated with this rule to be significant and expect to recover such costs in future rates.

DESC is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by or under review by SCDHEC and the EPA. DESC anticipates that major remediation activities at all of these sites will continue at least through 2022 and will cost an additional $10 million. In February 2019, SCDHEC directed DESC to pursue a stakeholder-developed modified removal action plan for one site (Congaree River). DESC is developing an engineering design for this plan, which would require permits from the U.S. Army Corps of Engineers and others and further approvals before it could be implemented. If DESC receives the necessary permits and approvals for this plan, remediation cost for the Congaree River site would increase by $8 million. DESC cannot predict if or when such permits or approvals will be received. Major remediation activities are accrued in other within deferred credits and other liabilities on the Consolidated Balance Sheets. DESC expects to recover any cost arising from the remediation of MGP sites through rates. At June 30, 2019, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $23 million and are included in regulatory assets.

Abandoned NND Project

A description of events and circumstances leading up to DESC's abandonment of the NND Project and subsequent regulatory, legislative, legal and investigative proceedings, as well as related impairments of NND Project and other costs are described in Note 11 in DESC's Annual Report on Form 10-K for the year ended December 31, 2018.

SCANA Merger Approval Order

In accordance with the terms of the South Carolina Commission's SCANA Merger Approval Order, DESC adopted the Plan-B Levelized Customer Benefits Plan, effective February 2019, whereby the average bill for a DESC residential electric customer approximates that which resulted from the legislatively-mandated temporary reduction that had been put into effect by the South Carolina Commission in August 2018. DESC also recorded a significant impairment charge in the fourth quarter of 2018, which charge resulted from its conclusion that NND Project capital costs exceeding the amount established in the SCANA Merger Approval Order were probable of loss, regardless of whether the SCANA Combination was completed. In addition, in the first quarter of 2019, DESC recorded the following charges and liabilities which arose from or are related to provisions in the SCANA Merger Approval Order.

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

The South Carolina Commission order also approved the removal of DESC's investment in certain transmission assets that have not been abandoned from BLRA capital costs. As of June 30, 2019, such investment in these assets included $323 million within utility plant, net and $27 million within regulatory assets, which amount represents certain deferred operating costs. The South Carolina Commission approved deferral of these operating costs related to the investment until recovery of the transmission capital costs and associated deferred operating costs is addressed in a future rate proceeding. DESC believes these transmission capital and deferred operating costs are probable of recovery; however, if the South Carolina Commission were to disallow recovery of or a reasonable return on all or a portion of them, an impairment charge equal to the disallowed costs may be required.

Various parties filed petitions for rehearing or reconsideration of the SCANA Merger Approval Order. In January 2019, the South Carolina Commission issued an order (1) granting the request of various parties and finding that DESC was imprudent in its actions by not disclosing material information to the ORS and the South Carolina Commission with regard to costs incurred subsequent to March 2015 and (2) denying the petitions for rehearing or consideration as to other issues raised in the various petitions. The deadline to appeal the SCANA Merger Approval Order and the order on rehearing expired in April 2019, and no party has sought appeal.

Claims and Litigation

The following describes certain legal proceedings involving DESC relating to events occurring before closing of the SCANA Combination. Dominion Energy intends to vigorously contest the lawsuits, claims and assessments which have been filed or initiated against DESC. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows.  For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets include reserves of $278 million included within reserves for litigation and regulatory proceedings at June 30, 2019.  During the three and six months ended June 30, 2019 the Consolidated Statements of Comprehensive Income (Loss) includes charges of $100 million ($75 million after-tax) and $266 million ($200 million after-tax), respectively, included within impairment of assets and other charges.

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

In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement and a stay of pre-trial proceedings in the DESC Ratepayer Case. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC would establish an escrow account and proceeds from the escrow account would be distributed to the class members, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the DESC Ratepayer Class estimate to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. The court held a fairness hearing on the settlement in May 2019. In June 2019, the court entered an order granting final approval of the settlement, which order became effective July 2019. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. In addition, property with a net recorded value of $42 million will be transferred to the plaintiffs as soon as practicable to satisfy the settlement agreement.

In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations are substantially similar to those in the DESC Ratepayer Case. The plaintiffs seek a declaratory judgment that the defendants may not charge the purported class for reimbursement for past or future costs of the NND Project. In March 2018, the plaintiffs filed an amended complaint including as additional named defendants certain then current and former directors of Santee Cooper and SCANA. In June 2018, Santee Cooper filed a Notice of Petition for Original Jurisdiction with the Supreme Court of South Carolina which was denied. In December 2018, Santee Cooper filed its answer to the plaintiffs' fourth amended complaint and filed cross claims against DESC. This case is pending.

In July 2019, a similar purported class action was filed by certain Santee Cooper ratepayers against DESC, SCANA, Dominion Energy and former directors and officers of SCANA in the State Court of Common Pleas in Orangeburg, South Carolina.  The claims are similar to the Santee Cooper Ratepayer Case. This case is pending.

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

SCANA Shareholder Litigation

In February 2018, a purported class action was filed against Dominion Energy and certain former directors of SCANA and DESC in the State Court of Common Pleas in Richland County, South Carolina (the Metzler Lawsuit). The plaintiff alleges, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin and/or rescind the merger. In February 2018, Dominion Energy removed the case to the U.S. District Court for the District of South Carolina and filed a Motion to Dismiss in March 2018. In August 2018, the case was remanded back to the State Court of Common Pleas in Richland County. Dominion Energy appealed the decision to remand to the U.S. Court of Appeals for the Fourth Circuit, where the appeal was consolidated with another lawsuit regarding the SCANA Merger Agreement to which DESC is not a party. In June 2019, the U.S. Court of Appeals for the Fourth Circuit reversed the order remanding the case to state court. The case is pending in the U.S. District Court for the District of South Carolina.

Employment Class Actions and Indemnification

In August 2017, a case was filed in the U.S. District Court for the District of South Carolina on behalf of persons who were formerly employed at the NND Project. In July 2018, the court certified this case as a class action. In February 2019, certain plantiffs who were not certified as part of the class action filed a separate case. In those cases, the plaintiffs allege, among other things, that SCANA, Fluor Corporation and Fluor Enterprises, Inc. violated the Worker Adjustment and Retraining Notification Act in connection with the decision to stop construction at the NND Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment and are seeking damages, which are estimated to be as much as $75 million for 100% of the NND Project.

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

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. DESC has protested the proposed assessment, which remains pending.

In September and October 2017, SCANA was served with subpoenas issued by the U.S. Attorney’s Office for the District of South Carolina and the Staff of the SEC’s Division of Enforcement seeking documents related to the NND Project. In addition, the South Carolina Law Enforcement Division is conducting a criminal investigation into the handling of the NND Project by SCANA and DESC. These matters are pending. SCANA and DESC are cooperating fully with the investigations, including responding to additional subpoenas and document requests.

Other Litigation

In December 2018, arbitration proceedings commenced between DESC and Cameco Corporation related to a supply agreement signed in May 2008. This agreement provides the terms and conditions under which DESC agreed to purchase uranium hexafluoride from Cameco Corporation over a period from 2010 to 2020. Cameco Corporation alleges that DESC violated this agreement by failing to purchase the stated quantities of uranium hexafluoride for the 2017 and 2018 delivery years. DESC denies that it is in breach of the agreement and believes that it has reduced its purchase quantity within the terms of the agreement. This matter is pending.

Contractor Bankruptcy Proceedings

Westinghouse’s reorganization plan became effective August 1, 2018. Initially, Westinghouse had projected that its reorganization plan would pay in full or nearly in full its pre-petition trade creditors, including several of the Westinghouse Subcontractors which have alleged non-payment by the Consortium for amounts owed for work performed on the NND Project and have filed liens on related property in Fairfield County, South Carolina. DESC is contesting approximately $285 million of such filed liens. Most of these asserted liens are “pre-petition” claims that relate to work performed by Westinghouse Subcontractors before the Westinghouse bankruptcy, although some of them are “post-petition” claims arising from work performed after the Westinghouse bankruptcy. It is possible that the reorganization plan will not provide for payment in full or nearly in full to its pre-petition trade creditors. The shortfall could be significant. In addition, payments under the Toshiba Settlement are subject to reduction if Westinghouse pays Westinghouse Subcontractors holding pre-petition liens directly. Under these circumstances, DESC and Santee Cooper, each in its pro rata share, would be required to make Citibank, N.A., which purchased the scheduled payments under the Toshiba Settlement, whole for reductions related to valid subcontractor and vendor pre-petition liens up to $60 million ($33 million for DESC's 55% share).

DESC and Santee Cooper are responsible for amounts owed to Westinghouse for valid work performed by Westinghouse Subcontractors on the NND Project after the Westinghouse bankruptcy filing (i.e., post-petition) until termination of the IAA (the IAA Period). In the Westinghouse bankruptcy proceeding, deadlines were established for creditors of Westinghouse to assert the amounts owed to such creditors prior to the Westinghouse bankruptcy filing and during the IAA Period. Many of the Westinghouse Subcontractors have filed such claims. DESC does not believe that the claims asserted related to the IAA Period will exceed the amounts previously funded for the currently asserted IAA-related claims, whether relating to claims already paid or those remaining to be paid. DESC intends to oppose any previously unasserted claim that is asserted against it, whether directly or indirectly by a claim through the IAA.

Further, some Westinghouse Subcontractors who have made claims against Westinghouse in the bankruptcy proceeding also filed against DESC and Santee Cooper in South Carolina state court for damages. The Westinghouse Subcontractor claims in South Carolina state court include common law claims for pre-petition work, IAA Period work, and work after the termination of the IAA. Many of these claimants have also asserted construction liens against the NND Project site. While DESC cannot be assured that it will not have any exposure on account of unpaid Westinghouse Subcontractor claims, which claims DESC is presently disputing, DESC believes it is unlikely that it will be required to make payments on account of such claims.

Nuclear Insurance

Under Price-Anderson, DESC (for itself and on behalf of Santee-Cooper) maintains agreements of indemnity with the U.S. Nuclear Regulatory Commission that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Summer. Price-Anderson provides funds up to $14.0 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $450 million by American Nuclear Insurers with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is liable for up to $138 million per reactor owned for each nuclear incident occurring at any reactor in the U.S., provided that not more than $21 million of the liability per reactor would be assessed per year. DESC’s maximum assessment, based on its two-thirds ownership of Summer, would be $92 million per incident, but not more than $14 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

DESC currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Summer for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin and up to $2.33 billion resulting from an event of a non-nuclear origin. The NEIL policies in aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. The NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, DESC’s portion of the retrospective premium assessment would not exceed $24 million. DESC currently maintains an excess property insurance policy (for itself and on behalf of Santee Cooper) with EMANI. The policy provides coverage to Summer for property damage and outage costs up to $415 million resulting from an event of a non-nuclear origin. The EMANI policy permits retrospective assessments under certain conditions to cover insurer's losses. Based on the current annual premium, DESC's portion of the retrospective premium assessment would not exceed $2 million.

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

12. LEASES

At June 30, 2019, DESC had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

(millions)	June 30, 2019
Lease assets:
Operating lease assets(1)	$20
Finance lease assets(2)	28
Total lease assets	$48
Lease liabilities:
Operating lease - current(3)	$2
Operating lease - noncurrent(4)	16
Finance lease - current(5)	7
Finance lease - noncurrent(6)	22
Total lease liabilities	$47

(1)	Included in other deferred debits and other assets in the Consolidated Balance Sheets.
(2)	Included in utility plant, net, in the Consolidated Balance Sheets, net of $20 million of accumulated amortization at June 30, 2019.
(3)	Included in other current liabilities in the Consolidated Balance Sheets.
(4)	Included in other deferred credits and other liabilities in the Consolidated Balance Sheets.
(5)	Included in current portion of long-term debt in the Consolidated Balance Sheets.
(6)	Included in long-term debt in the Consolidated Balance Sheets.

For the three and six months ended June 30, 2019, total lease cost consisted of the following:

	Three Months Ended	Six Months Ended
(millions)	June 30, 2019	June 30, 2019
Finance lease cost:
Amortization	$2	$4
Interest	—	—
Operating lease cost	—	1
Short-term lease cost	1	1
Variable lease cost	—	—
Total lease cost	$3	$6

For the six months ended June 30, 2019, cash paid for amounts included in the measurement of lease liabilities consisted of the following amounts, included in the Consolidated Statements of Cash Flows:

Six Months Ended
(millions)	June 30, 2019
Operating cash flows from finance leases	$—
Operating cash flows from operating leases	2
Financing cash flows from finance leases	4

At June 30, 2019, the weighted average remaining lease term and weighted average discount rate for finance and operating leases were as follows:

June 30, 2019
Weighted average remaining lease term - finance leases	5 years
Weighted average remaining lease term - operating leases	21 years
Weighted average discount rate - finance leases	2.97%
Weighted average discount rate - operating leases	4.53%

Lease liabilities have the following scheduled maturities:

(millions)	Operating	Finance
2019	$2	$4
2020	2	8
2021	2	6
2022	1	5
2023	1	3
After 2023	22	5
Total undiscounted lease payments	30	31
Present value adjustment	(12)	(2)
Present value of lease liabilities	$18	$29

13. OPERATING SEGMENTS

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

In the six months ended June 30, 2019, DESC reported after-tax net expenses of $1.3 billion for specific items in the Corporate and Other segment, with $1.4 billion attributable to its operating segments.

The net expense for specific items attributable to DESC’s operating segments in 2019 primarily related to the impact of the following items:

•	A $1.0 billion ($756 million after-tax) charge for refunds of amounts previously collected from retail electric customers for the NND Project, attributable to Electric Operations;
•	$266 million ($200 million after-tax) of charges associated with litigation, attributable to Electric Operations;
•	A $198 million tax charge for $264 million of income tax-related regulatory assets for which DESC committed to forgo recovery, attributable to Electric Operations;
•	A $114 million ($86 million after-tax) charge for utility plant primarily for which DESC committed to forgo recovery, attributable to Electric Operations;
•

$72 million ($60 million after-tax) of merger and integration-related costs associated with the SCANA Combination, including a $62 million ($47 million after-tax) charge related to a voluntary retirement program, attributable to:

•	Electric Operations ($55 million after-tax); and
•	Gas Distribution ($5 million after-tax); and
•	$63 million tax charges for changes in unrecognized tax benefits, attributable to Electric Operations.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended June 30, 2019
Electric Operations	$620	$104
Gas Distribution	78	(8)
Corporate and Other	—	(166)
Adjustments/Eliminations	—	(8)
Consolidated Total	$698	$(78)

Three Months Ended June 30, 2018
Electric Operations	$553	$30
Gas Distribution	79	(3)
Corporate and Other	—	4
Adjustments/Eliminations	—	(5)
Consolidated Total	$632	$26

Six Months Ended June 30, 2019
Electric Operations	$1,147	$152
Gas Distribution	225	14
Corporate and Other	(1,009)	(1,339)
Adjustments/Eliminations	—	(14)
Consolidated Total	$363	$(1,187)

Six Months Ended June 30, 2018
Electric Operations	$1,100	$130
Gas Distribution	234	29
Corporate and Other	—	—
Adjustments/Eliminations	—	(9)
Consolidated Total	$1,334	$150

14. AFFILIATED AND RELATED PARTY TRANSACTIONS

DESC owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions at certain of DESC's generating facilities. DESC accounts for this investment using the equity method. Purchases and sales of the related coal are recorded as other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

DESC purchases natural gas and related pipeline capacity from SCANA Energy Marketing, Inc. to serve its retail gas customers and to satisfy certain electric generation requirements. These purchases are included within gas purchased for resale or fuel used in electric generation, as applicable in the Consolidated Statements of Comprehensive Income (Loss).

DESS, on behalf of itself and its parent company, provides the following services to DESC, which are rendered at direct or allocated cost: information systems, telecommunications, customer support, marketing and sales, human resources, corporate compliance, purchasing, financial, risk management, public affairs, legal, investor relations, gas supply and capacity management, strategic planning, general administrative, and retirement benefits. In addition, DESS processes and pays invoices for DESC and is reimbursed. Costs for these services include amounts capitalized. Amounts expensed are primarily recorded in other operations and maintenance - affiliated suppliers and other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2019	2018	2019	2018
Purchases of coal from affiliate	$34	$45	$62	$77
Sales of coal to affiliate	34	45	62	77
Purchases of fuel used in electric generation from affiliate	10	29	43	60
Direct and allocated costs from services company affiliate(1)	82	76	140	135
Operating Revenues - Electric from sales to affiliate	1	1	2	2
Operating Expenses - Other taxes from affiliate	1	1	3	3

(1)	Includes capitalized expenditures of $11 million for both the three months ended June 30, 2019 and 2018, and $20 million and $19 million for the six months ended June 30, 2019 and 2018, respectively.

(millions)	June 30, 2019	December 31, 2018
Receivable from Canadys Refined Coal, LLC	$10	$7
Payable to Canadys Refined Coal, LLC	10	7
Payable to SCANA Energy Marketing, Inc.	—	14
Payable to DESS	63	38

In connection with the SCANA Combination, purchases from certain entities owned by Dominion Energy became affiliated transactions. During the three and six months ended June 30, 2019, DESC purchased electricity generated by two such affiliates, Ridgeland Solar Farm I, LLC and Moffett Solar 1, LLC, totaling $3 million and $4 million, respectively, which is recorded as purchased power in the Consolidated Statements of Comprehensive Income (Loss). At June 30, 2019, DESC had accounts payable balances to these affiliates totaling $1 million. In addition, during the three and six months ended June 30, 2019, DESC incurred demand and transportation charges from Dominion Energy Carolina Gas Transmission, LLC totaling $17 million and $32 million, respectively, of which $6 million and $9 million, respectively, is recorded as fuel used in electric generation and $11 million and $23 million, respectively, is recorded as gas purchased for resale in the Consolidated Statements of Comprehensive Income (Loss). At June 30, 2019, DESC had an accounts payable balance due to this affiliate totaling $5 million.

Borrowings from an affiliate are described in Note 5.

15. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2019	2018	2019	2018
Revenues from contracts with customers	$2	$2	$3	$3
Other income	2	4	6	130
Other expense	(15)	(5)	(25)	(12)
Allowance for equity funds used during construction	2	1	2	4
Other income (expense), net	$(9)	$2	$(14)	$125

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

DESC makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•

the ability of DESC to recover through rates certain costs expended on the NND Project, and a reasonable return on those costs, under the SCANA Merger Approval Order and the abandonment provisions of the BLRA or through other means;

•	uncertainties relating to the bankruptcy filing by Westinghouse and WECTEC;
•	further changes in tax laws and realization of tax benefits and credits, and the ability to realize or maintain tax credits and deductions, particularly in light of the abandonment of the NND Project;
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

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

AS COMPARED TO THE CORRESPONDING PERIODS IN 2018

Results of Operations

	Second Quarter			Year-To-Date
(millions)	2019	2018	$ Change	2019	2018	$ Change
Net income (loss)	$(70)	$31	$(101)	$(1,173)	$159	$(1,332)

Second Quarter 2019 vs. 2018

Net income decreased $101 million, primarily due to charges related to litigation and a voluntary retirement program. These decreases were partially offset by the absence of a charge associated with South Carolina legislation enacted in the second quarter of 2018.

Year-To-Date 2019 vs. 2018

Net income decreased $1.3 billion, primarily due to charges for refunds of amounts previously collected from retail electric customers for the NND Project, certain regulatory assets and utility plant for which DESC committed to forgo recovery, litigation and a voluntary retirement program. These decreases were partially offset by the absence of a charge associated with South Carolina legislation enacted in the second quarter of 2018.

Analysis of Consolidated Operations

	Second Quarter			Year-To-Date
(millions)	2019	2018	$ Change	2019	2018	$ Change
Operating revenues	$698	$632	$66	$363	$1,334	$(971)
Fuel used in electric generation	143	155	(12)	280	315	(35)
Purchased power	12	15	(3)	20	67	(47)
Gas purchased for resale	44	45	(1)	121	121	—
Net revenue	499	417	82	(58)	831	(889)
Other operations and maintenance	195	164	31	339	310	29
Impairment of assets and other charges	100	—	100	371	4	367
Depreciation and amortization	115	81	34	217	161	56
Other taxes	72	65	7	141	129	12
Other income (expense), net	(9)	2	(11)	(14)	125	(139)
Interest charges	63	76	(13)	136	152	(16)
Income tax expense (benefit)	15	2	13	(103)	41	(144)

Second Quarter 2019 vs. 2018

Net revenue increased 20%, primarily due to:

•

The absence of a $109 million charge associated with South Carolina legislation enacted in the second quarter of 2018 that required DESC to temporarily reduce the amount collected from customers under the BLRA; partially offset by

•	A $28 million decrease due to lower South Carolina Commission approved electric rates in 2019 as a result of the SCANA Merger Approval Order.

Other operations and maintenance increased 19%, primarily due to a charge related to a voluntary retirement program ($50 million), partially offset by lower legal costs ($9 million) and lower non-labor electric generation expenses ($5 million).

Impairment of assets and other charges increased $100 million, due to a charge related to litigation.

Depreciation and amortization increased 42%, primarily reflecting the amortization of NND Project costs.

Other taxes increased 11%, primarily due to higher property taxes associated with net plant additions ($4 million) and a charge related to a voluntary retirement program ($3 million).

Other income (expense), net decreased $11 million, primarily due to a charge related to a voluntary retirement program.

Interest charges decreased 17%, primarily due to lower long-term debt principal balances as a result of the debt tender offers completed in the first quarter of 2019.

Income tax expense increased $13 million, primarily due to changes in unrecognized tax benefits ($26 million), partially offset by lower pre-tax income ($13 million).

Year-To-Date 2019 vs. 2018

Net revenue decreased by $889 million, primarily due to:

•	A $1.0 billion charge to electric revenue for refunds of amounts previously collected from retail electric customers for the NND Project;
•	An $86 million decrease due to lower South Carolina Commission approved electric rates in 2019 as a result of the SCANA Merger Approval Order;
•	A $12 million decrease in gas revenues due to lower South Carolina Commission approved rates; partially offset by
•

A $114 million increase in electric revenue primarily pursuant to a South Carolina Commission order whereby fuel cost recovery was offset with gains realized upon the settlement of certain interest rate derivative contracts in 2018, as further described in other income (expense) below; and

•

The absence of a $109 million charge associated with South Carolina legislation enacted in the second quarter of 2018 that required DESC to temporarily reduce the amount collected from customers under the BLRA.

Other operations and maintenance increased 9%, primarily due to a charge related to a voluntary retirement program ($50 million), partially offset by lower non-labor electric generation expenses ($9 million) and lower legal costs ($8 million).

Impairment of assets and other charges increased $367 million, primarily due to a $266 million charge related to litigation and a $105 million charge for utility plant for which DESC committed to forgo recovery.

Depreciation and amortization increased 35%, primarily reflecting the amortization of NND Project costs.

Other income (expense), net decreased $139 million, primarily due to the absence of gains realized upon the settlement of interest rate derivative contracts in 2018 ($115 million) that were fully offset by downward adjustments to electric revenues pursuant to a previously received South Carolina Commission order related to fuel cost recovery and therefore had no effect on net income and a charge related to a voluntary retirement program ($9 million).

Interest charges decreased 11%, primarily due to lower long-term debt principal balances as a result of the debt tender offers completed in the first quarter of 2019.

Income tax expense decreased $144 million, primarily due to lower pre-tax income ($410 million), partially offset by a tax charge related to regulatory assets for which DESC committed to forgo recovery ($198 million) and change in unrecognized tax benefits ($66 million).

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2019, management has evaluated, with the participation of the CEO and CFO, (a) the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and (b) any change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2019, these disclosure controls and procedures were effective. There has been no change in internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which DESC is a party, which information is incorporated herein by reference:

•	Notes 2 and 11 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2018.
•	Note 10 to the Consolidated Financial Statements in DESC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
•	Note 11 to the Consolidated Financial Statements in this report.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, effective April 29, 2019 (Exhibit 3.1, Form 8-K filed April 29, 2019, File No. 1-3375).
3.2	Amended and Restated Bylaws, effective April 29, 2019 (Exhibit 3.2, Form 8-K filed April 29, 2019, File No. 1-3375).
31.1	Certification by Chief Executive Officer of Dominion Energy South Carolina, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Chief Financial Officer of Dominion Energy South Carolina, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1

Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Energy South Carolina, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 2, 2019, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: August 2, 2019		Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer