Form 10-Q
period 2019-09-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2019-11-04
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 31, 2019, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

Dominion Energy South Carolina, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and therefore is filing this Form with the reduced disclosure format allowed under General Instruction H(2).

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

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

Price-Anderson	Price-Anderson Nuclear Industries Indemnity Act

Abbreviation or Acronym	Definition
Reorganization Plan	Modified Second Amended Joint Chapter 11 Plan of Reorganization, filed by Westinghouse
RICO	Racketeer Influenced and Corrupt Organizations Act
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy's acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Summer	V. C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
WECTEC	WECTEC Global Project Services, Inc. (formerly known as Stone & Webster, Inc.), a wholly-owned subsidiary of Westinghouse
Westinghouse	Westinghouse Electric Company LLC
Westinghouse Subcontractors	Subcontractors and suppliers to the Consortium

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	September 30, 2019	December 31, 2018
ASSETS
Utility plant in service	$13,056	$12,803
Accumulated depreciation and amortization	(4,799)	(4,581)
Construction work in progress	309	350
Nuclear fuel, net of accumulated amortization	185	211
Utility plant, net ($683 and $711 related to VIEs)	8,751	8,783
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	71	72
Assets held in trust, net-nuclear decommissioning	210	190
Other investments	—	1
Nonutility property and investments, net	281	263
Current Assets:
Cash and cash equivalents	11	377
Receivables:
Customer, net of allowance for uncollectible accounts of $8 and $4	335	331
Affiliated and related party	30	359
Other	77	68
Inventories (at average cost):
Fuel	110	89
Materials and supplies	164	158
Prepayments	91	82
Regulatory assets	322	224
Other current assets	23	1
Total current assets ($134 and $96 related to VIEs)	1,163	1,689
Deferred Debits and Other Assets:
Regulatory assets	3,970	4,060
Other	155	168
Total deferred debits and other assets ($34 and $34 related to VIEs)	4,125	4,228
Total assets	$14,320	$14,963

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	September 30, 2019	December 31, 2018
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$3,685	$2,860
Retained earnings	214	1,279
Accumulated other comprehensive loss	(3)	(3)
Total common equity	3,896	4,136
Noncontrolling interest	173	179
Total equity	4,069	4,315
Affiliated long-term debt	230	—
Long-term debt, net	3,378	5,132
Total long-term debt	3,608	5,132
Total capitalization	7,677	9,447
Current Liabilities:
Short-term borrowings	—	73
Current portion of long-term debt	7	14
Accounts payable	151	267
Affiliated and related party payables	795	347
Customer deposits and customer prepayments	71	73
Revenue subject to refund	3	77
Taxes accrued	206	228
Interest accrued	78	72
Regulatory liabilities	308	126
Reserves for litigation and regulatory proceedings	181	11
Other	66	42
Total current liabilities	1,866	1,330
Deferred Credits and Other Liabilities:
Deferred income taxes, net	605	989
Asset retirement obligations	493	542
Pension and other postretirement benefits	205	232
Regulatory liabilities	3,241	2,264
Other	218	143
Other affiliate	15	16
Total deferred credits and other liabilities	4,777	4,186
Commitments and Contingencies (see Note 11)
Total capitalization and liabilities	$14,320	$14,963

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2019	2018	2019	2018
Operating Revenues:
Electric(1)	$728	$670	$869	$1,770
Gas	67	69	289	304
Total operating revenues	795	739	1,158	2,074
Operating Expenses:
Fuel used in electric generation(1)	167	188	447	503
Purchased power(1)	15	10	35	77
Gas purchased for resale(1)	37	41	158	161
Other operations and maintenance	90	105	309	320
Other operations and maintenance - affiliated suppliers	54	39	174	135
Impairment of assets and other charges	—	—	371	4
Depreciation and amortization	116	81	333	242
Other taxes(1)	55	63	196	192
Total operating expenses	534	527	2,023	1,634
Operating income (loss)	261	212	(865)	440
Other income (expense), net	(13)	(1)	(27)	124
Interest charges, net of allowance for borrowed funds used during construction of $2, $2, $4 and $7(1)	66	79	202	232
Income (loss) before income tax expense (benefit)	182	132	(1,094)	332
Income tax expense (benefit)	40	29	(63)	70
Net Income (Loss)	142	103	(1,031)	262
Other Comprehensive Income:
Deferred cost of employee benefit plans, net of tax of $-, $-, $-, $-	1	1	1	1
Total Comprehensive Income (Loss)	143	104	(1,030)	263
Comprehensive Income Attributable to Noncontrolling Interest	—	6	14	15
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	$143	$98	$(1,044)	$248

(1)	See Note 14 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(millions)	2019	2018
Operating Activities
Net income (loss)	$(1,031)	$262
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of assets and other charges	256	4
Provision for refunds to customers	923	—
Gain on sale of assets	(7)	—
Deferred income taxes, net	(384)	93
Depreciation and amortization	341	259
Amortization of nuclear fuel	41	41
Other adjustments	(5)	(11)
Changes in certain assets and liabilities:
Receivables	(9)	49
Receivables - affiliated and related party	(7)	(4)
Income tax receivable	—	198
Inventories	(66)	(15)
Prepayments	(9)	(13)
Regulatory assets	(109)	2
Regulatory liabilities	223	(102)
Accounts payable	(68)	(10)
Accounts payable - affiliated and related party	7	—
Revenue subject to refund	(74)	61
Taxes accrued	(22)	(39)
Other assets	124	(44)
Other liabilities	40	38
Net cash provided by operating activities	164	769
Investing Activities
Property additions and construction expenditures	(340)	(538)
Proceeds from investments and sales of assets	33	35
Purchase of investments	(42)	(21)
Purchase of investments - affiliate	—	(113)
Proceeds from interest rate derivative contract settlement	—	115
Investment in affiliate, net	336	(108)
Net cash used in investing activities	(13)	(630)
Financing Activities
Proceeds from issuance of debt	—	795
Proceeds from issuance of affiliated debt	230	—
Repayment of long-term debt, including redemption premiums	(1,890)	(824)
Dividend to parent	(30)	(164)
Contribution from parent	825	20
Contribution returned to parent	(20)	—
Money pool borrowings, net	441	157
Short-term borrowings, net	(73)	(79)
Net cash used in financing activities	(517)	(95)
Net increase (decrease) in cash, restricted cash and equivalents	(366)	44
Cash, restricted cash and equivalents at beginning of period(1)	377	395
Cash, restricted cash and equivalents at end of period(1)	$11	$439
Supplemental Cash Flow Information
Noncash investing and financing activities:(2)
Accrued construction expenditures	$47	$25
Leases(3)	7	7
(1)	At September 30, 2019, September 30, 2018, December 31, 2018 and December 31, 2017 there were no restricted cash and equivalent balances.
(2)	See Note 1 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.

(3)   Includes $3 million of financing leases and $4 million of operating leases for the nine months ended September 30, 2019 and $7 million of capital leases for the nine months ended September 30, 2018.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
June 30, 2018	40	$2,860	$2,060	$(4)	$169	$5,085
Total comprehensive income available to common shareholder			97	1	6	104
Dividend to parent			(11)		(6)	(17)
September 30, 2018	40	$2,860	$2,146	$(3)	$169	$5,172

June 30, 2019	40	$3,635	$72	$(4)	$173	$3,876
Total comprehensive income available to common shareholder			142	1		143
Capital contribution from parent		50				50
September 30, 2019	40	$3,685	$214	$(3)	$173	$4,069

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2017	40	$2,860	$1,982	$(4)	$142	$4,980
Total comprehensive income available to common shareholder			247	1	15	263
Capital contribution from parent					20	20
Dividend to parent			(83)		(8)	(91)
September 30, 2018	40	$2,860	$2,146	$(3)	$169	$5,172

December 31, 2018	40	$2,860	$1,279	$(3)	$179	$4,315
Cumulative-effect of change in accounting principle			1	(1)		—
Total comprehensive income (loss) available (attributable) to common shareholder			(1,045)	1	14	(1,030)
Capital contribution from parent		825				825
Capital contribution returned to parent					(20)	(20)
Dividend to parent			(20)			(20)
Other			(1)			(1)
September 30, 2019	40	$3,685	$214	$(3)	$173	$4,069

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

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to DESC under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. GENCO’s property (carrying value of $501 million) previously served as collateral for its long-term borrowings. In May 2019, GENCO redeemed its 5.49% senior secured notes and was able to release the first mortgage lien in June 2019 that had previously secured these notes. Fuel Company acquires, owns and provides financing for DESC’s nuclear fuel, certain fossil fuels and emission and other environmental allowances. See also Note 5.

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

The determination of the discount rate utilized has a significant impact on the calculation of the present value of the lease liability included in the Consolidated Balance Sheets. For DESC’s leased assets, the discount rate implicit in the lease is generally unable to be determined from a lessee perspective.  As such, DESC uses internally-developed incremental borrowing rates as a discount rate in the calculation of the present value of the lease liability. The incremental borrowing rates are determined based on an analysis of DESC's publicly available secured borrowing rates over various lengths of time that most closely correspond to DESC's lease maturities.

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

FERC

In June 2019, DESC submitted the 2015 Task Order as a stand-alone rate schedule, which governs DESC’s provision of retail service to the DOE at the Savannah River Site. The 2015 Task Order also includes provisions that govern the operations and maintenance of certain transmission facilities, which DESC had determined to be services that are likely subject to FERC’s jurisdiction. DESC requested that FERC accept the 2015 Task Order for filing to become effective in August 2019 and accept the refund analysis included in the filing for amounts collected under the 2015 Task Order as well as under two prior task orders commencing in 1995 and each covering ten-year periods. During the second quarter of 2019, DESC recorded a $6 million ($4 million after-tax) charge primarily within interest charges in DESC’s Consolidated Statements of Comprehensive Income (Loss). In August 2019, DESC submitted a motion to withdraw the 2015 Task Order filing and related refund analysis as requested by FERC staff. As a result, DESC recorded a $10 million ($7 million after-tax) benefit, primarily within interest charges in DESC’s Consolidated Statements of Comprehensive Income (Loss) during the third quarter of 2019, to remove previously recorded reserves.

Electric – BLRA

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

Other Regulatory Matters

Other than the following matter, there have been no significant developments regarding the pending regulatory matters disclosed in Note 2 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2018 or Note 2 to the Consolidated Financial Statements in DESC’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Gas

In June 2019, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2019 with a total revenue requirement of $437 million. This represents a $7 million overall increase to its natural gas rates under the terms of the Natural Gas Rate Stabilization Act effective for the rate year beginning November 2019. In October 2019, the South Carolina Commission approved a total revenue requirement of $436 million effective with the first billing cycle of November 2019.

Regulatory Assets and Regulatory Liabilities

Rate-regulated utilities recognize in their financial statements certain revenues and expenses in different periods than do other enterprises. As a result, DESC has recorded regulatory assets and regulatory liabilities which are summarized in the following table. Except for NND Project costs and certain other unrecovered plant costs, substantially all regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

	September 30,	December 31,
(millions)	2019	2018
Regulatory assets:
NND Project costs	$138	$127
Income taxes recoverable through future rates	52	—
Deferred employee benefit plan costs	13	16
Other unrecovered plant	14	14
DSM programs	16	14
Other	89	53
Regulatory assets - current	322	224
NND Project costs	2,537	2,641
AROs	315	380
Cost of reacquired debt	271	14
Deferred employee benefit plan costs	205	256
Deferred losses on interest rate derivatives	310	442
Other unrecovered plant	70	79
DSM programs	53	51
Environmental remediation costs	21	24
Deferred storm damage costs	43	35
Deferred transmission operating costs	32	15
Other	113	123
Regulatory assets - noncurrent	3,970	4,060
Total regulatory assets	$4,292	$4,284
Regulatory liabilities:
Monetization of guaranty settlement	$67	$61
Income taxes refundable through future rates	—	52
Reserve for refunds to electric utility customers	215	—
Other	26	13
Regulatory liabilities - current	308	126
Monetization of guaranty settlement	987	1,037
Income taxes refundable through future rates	912	607
Asset removal costs	554	541
Deferred gains on interest rate derivatives	72	75
Reserve for refunds to electric utility customers	707	—
Other	9	4
Regulatory liabilities - noncurrent	3,241	2,264
Total regulatory liabilities	$3,549	$2,390

Regulatory assets have been recorded based on the probability of their recovery. All regulatory assets represent incurred costs that may be deferred under GAAP for regulated operations. The South Carolina Commission or the FERC has reviewed and approved through specific orders certain of the items shown as regulatory assets. In addition, regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by one of these regulatory agencies, including deferred transmission operating costs that are the subject of regulatory proceedings discussed in Note 11. While such costs are not currently being recovered, management believes they would be allowable under existing rate-making concepts embodied in rate orders or applicable state law and expects to recover these costs through rates in future periods. In the future, as a result of deregulation, changes in state law, other changes in the regulatory environment or changes in accounting requirements or other adverse legislative or regulatory developments, DESC could be required to write off all or a portion of its regulatory assets and liabilities. Such an event could have a material effect on DESC's Consolidated Financial Statements in the period the write-off would be recorded.

NND Project costs reflects expenditures associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from electric service customers over a 20-year period ending in 2039. See also Note 11.

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

Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 26 years as of September 30, 2019.

Various other regulatory assets are expected to be recovered through rates over varying periods through 2047.

Monetization of guaranty settlement represents proceeds related to the monetization of the Toshiba Settlement. In accordance with the SCANA Merger Approval Order, this balance, net of amounts that may be required to satisfy certain liens, will be refunded to electric customers over a 20-year period ending in 2039. See also Note 11.

Income taxes recoverable/refundable through future rates includes (i) excess deferred income taxes arising from the remeasurement of deferred income taxes in connection with the enactment of the 2017 Tax Reform Act (certain of which are protected under normalization rules and will be amortized over the remaining lives of related property, and certain of which will be amortized to the benefit of customers over prescribed periods as instructed by regulators) and (ii) deferred income taxes arising from investment tax credits, offset by (iii) deferred income taxes that arise from utility operations that have not been included in customer rates (a portion of which relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to 85 years). See also Note 6.

Reserve for refunds to electric utility customers reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited to customers over an estimated 11-year period in connection with the SCANA Merger Approval Order. See also Note 11.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be expended for the removal of assets in the future.

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$354	$24	$310	$25	$364	$133	$805	$145
Commercial	229	19	231	19	296	80	571	80
Industrial	101	18	95	19	119	63	286	64
Other	37	6	31	6	82	13	99	13
Revenues from contracts with customers	721	67	667	69	861	289	1,761	302
Other revenues	7	—	3	—	8	—	9	1
Total Operating Revenues	$728	$67	$670	$69	$869	$289	$1,770	$303

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $5 million and $4 million at September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019, DESC recognized revenue of $3 million from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

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

In September 2019, DESC received an equity contribution of $50 million from its parent that was funded by Dominion Energy. DESC used these funds to redeem long-term debt. See Note 5.

DESC’s bond indenture under which it issues first mortgage bonds contains provisions that could limit the payment of cash dividends on its common stock. DESC's bond indenture permits the payment of dividends on DESC's common stock only either (1) out of its Surplus (as defined in the bond indenture) or (2) in case there is no Surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At both September 30, 2019 and December 31, 2018, retained earnings of $115 million were restricted by this requirement as to payment of cash dividends on DESC’s common stock. In addition, pursuant to the SCANA Merger Approval Order, the amount of any DESC dividends paid must be reasonable and consistent with the long-term payout ratio of the electric utility industry and gas distribution industry.

5. LONG-TERM AND SHORT-TERM DEBT AND LIQUIDITY

Long-term Debt

In February 2019, DESC launched tender offers for certain of its first mortgage bonds pursuant to which it purchased first mortgage bonds having an aggregate purchase price equal to $1.2 billion. DESC incurred a loss on reacquired debt of $187 million in connection with these tender offers, which is recorded in regulatory assets on the Consolidated Balance Sheets.

In August 2019, DESC launched a tender offer for certain of its first mortgage bonds pursuant to which it purchased first mortgage bonds having an outstanding principal balance equal to $552 million. DESC incurred a net loss on reacquired debt of $83 million in connection with this tender offer, which is recorded in regulatory assets on the Consolidated Balance Sheets.

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

DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, were as follows:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
At September 30, 2019	$1,000	$—	$—

A maximum of $1.0 billion of the facility is available to DESC, less any amounts outstanding to co-borrowers. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At September 30, 2019, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term borrowings from DESC's parent or from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

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

DESC received FERC approval to enter into an inter-company credit agreement in April 2019 with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At September 30, 2019, DESC had borrowings outstanding under this credit agreement totaling $501 million, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For both the three and nine months ended September 30, 2019, DESC recorded interest charges of $1 million.

DESC participated in a utility money pool with SCANA and another regulated subsidiary of SCANA through April 2019. Fuel Company and GENCO remain in the utility money pool. Money pool borrowings and investments bear interest at short-term market rates. For the three and nine months ended September 30, 2019, DESC recorded interest income from money pool transactions of $1 million and $7 million, respectively, and for the same periods DESC recorded interest expense from money pool transactions of $1 million and $7 million, respectively. For the three and nine months ended September 30, 2018, DESC recorded interest income from money pool transactions of $1 million and $2 million, respectively, and for the same periods DESC recorded interest expense from money pool transactions of $1 million and $2 million, respectively. DESC had outstanding money pool borrowings due to an affiliate of $222 million and investments due from an affiliate of $17 million at September 30, 2019. At December 31, 2018, DESC had outstanding money pool borrowings due to an affiliate of $282 million and investments due from an affiliate of $353 million. On its Consolidated Balance Sheets, DESC includes money pool borrowings within affiliated and related party payables and money pool investments within affiliated and related party receivables.

6. INCOME TAXES

DESC’s effective tax rate for the nine months ended September 30, 2019 is 5.7% compared to 21.1% for the nine months ended September 30, 2018. Variances in the effective tax rate are primarily driven by charges resulting from the SCANA Combination. In connection with the SCANA Merger Approval Order, Dominion Energy committed to forgo, or limit, the recovery of certain income tax-related regulatory assets associated with the NND Project. DESC's effective tax rate reflects income tax expense of $198 million in satisfaction of this commitment.

In the first quarter, DESC’s unrecognized tax benefits increased by $51 million and income tax expense increased by $40 million related to a state income tax position taken in prior years. In the second quarter, DESC’s unrecognized tax benefits increased by $24 million and income tax expense increased by $23 million primarily related to a federal income tax position taken in prior years. In the third quarter, DESC’s unrecognized tax benefits decreased by $5 million and income tax expense decreased by $4 million associated with refinements of estimates on a state income tax position taken in prior years.  In addition, DESC accrued interest and penalties of $12 million ($9 million after-tax) and $7 million ($7 million after-tax), respectively, on unrecognized tax benefits in the current quarter.

As of September 30, 2019, there have been no other material changes in DESC’s unrecognized tax benefits. See Note 6 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of these unrecognized tax benefits and potential changes due to the SCANA Combination.

DESC has significant federal and state net operating loss carryforward-related deferred tax assets where the utilization of these tax benefits may be limited in future periods due to the SCANA Combination. For the period ended September 30, 2019, DESC has concluded a valuation allowance is not required on these deferred tax assets. If DESC concludes a valuation allowance is required in future periods, the impact could be material.

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

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	September 30, 2019				December 31, 2018
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$23	$—	$23	$—	$11	$—	$11	$—
Total derivatives	$23	$—	$23	$—	$11	$—	$11	$—

Volumes

The following table presents the volume of derivative activity at September 30, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Interest rate(1)	$—	$71,400,000

(1)	Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At September 30, 2019
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(1)	1	1	2
Noncurrent Liabilities
Interest rate	13	8	21
Total noncurrent derivative liabilities(2)	13	8	21
Total derivative liabilities	$14	$9	$23
At December 31, 2018
Current Liabilities
Interest rate	$1	$—	$1
Total current derivative liabilities(1)	1	—	1
Noncurrent Liabilities
Interest rate	7	3	10
Total noncurrent derivative liabilities(2)	7	3	10
Total derivative liabilities	$8	$3	$11

(1)	Current derivative liabilities are presented in other current liabilities in the Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in the Consolidated Balance Sheets.

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Comprehensive Income (Loss):

Derivatives in Cash Flow Hedging Relationships

(millions)	Gain (loss) Reclassified from Deferred Accounts into Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended September 30, 2019
Derivative type and location of gains (losses):
Interest rate(2)	$—	$(1)
Total	$—	$(1)
Three Months Ended September 30, 2018
Derivative type and location of gains (losses):
Interest rate(2)	$—	$—
Total	$—	$—
Nine Months Ended September 30, 2019
Derivative type and location of gains (losses):
Interest rate(2)	$—	$(3)
Total	$—	$(3)
Nine Months Ended September 30, 2018
Derivative type and location of gains (losses):
Interest rate(2)	$(1)	$2
Total	$(1)	$2

(1)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income (Loss).

(2)	Amounts recorded in DESC’s Consolidated Statements of Comprehensive Income (Loss) are classified in interest charges.

Derivatives Not designated as Hedging Instruments

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)			Amount of Gain (Loss) Recognized in Income on Derivatives(2)
Three Months Ended September 30,	2019	2018	Location	2019	2018
Derivative type and location of gains (losses):
Interest rate contracts:			Interest charges	$(1)	$(1)
Total interest rate contracts	$(2)	$1		$(1)	$(1)
Nine Months Ended September 30,
Derivative type and location of gains (losses):
Interest rate contracts:			Interest charges	$(1)	$(2)
			Other income	—	115
Total interest rate contracts	$(5)	$66		$(1)	$113

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

Derivative Contracts with Credit Contingent Features

(millions)	September 30, 2019	December 31, 2018
in Net Liability Position
Aggregate fair value of derivatives in net liability position	$23	$11
Fair value of collateral already posted	23	11
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	$—	$—

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

All of DESC's interest rate swap agreements were in a liability position for all periods presented. Such agreements are valued using discounted cash flow models with independently sourced data, and are considered to be Level 2 fair value measurements. The fair value of these derivatives at September 30, 2019 was $23 million, and at December 31, 2018 was $11 million.

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

	September 30, 2019		December 31, 2018
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(2)
Long-term debt(3)	$3,615	$4,601	$5,146	$5,470

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

9. UTILITY PLANT AND NONUTILITY PROPERTY

Sale of Warranty Service Contract Assets

In May 2019, DESC entered into an agreement to sell certain warranty service contract assets for total consideration of $7 million. The transaction closed in August 2019, resulting in a $7 million ($5 million after-tax) gain recorded in other income (expense), net in DESC’s Consolidated Statements of Comprehensive Income (Loss). Pursuant to the agreement, upon closing DESC entered into a commission agreement with the buyer under which the buyer will compensate DESC in connection with the right to use DESC’s brand in marketing materials and other services over a ten-year term.

Jointly Owned Utility Plant

DESC jointly owns and is the operator of Summer. Each joint owner provides its own financing and shares the direct expenses and generation output in proportion to its ownership. DESC’s share of the direct expenses in Summer is 66.7%. In May 2019, DESC and Santee Cooper entered into an agreement in which DESC agreed to purchase 11.7% of Santee Cooper’s ownership interest in the NND Project nuclear fuel, which will be used at Summer, for $8 million to true up the ownership percentage from the 55% ownership percentage that was applicable for the NND Project to the 66.7% ownership percentage applicable for Summer.

10. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30,	2019	2018	2019	2018
Service cost	$4	$5	$1	$1
Interest cost	6	7	2	2
Expected return on assets	(11)	(12)	—	—
Amortization of actuarial losses (gains)	2	3	—	(1)
Settlement loss(1)	11	—	—	—
Net periodic benefit cost	$12	$3	$3	$2
Nine Months Ended September 30,
Service cost	$11	$13	$2	$3
Interest cost	21	22	6	6
Expected return on assets	(31)	(36)	—	—
Amortization of actuarial losses	9	8	—	—
Curtailment(1)	6	—	3	—
Settlement loss(1)	11	—	—	—
Net periodic benefit cost	$27	$7	$11	$9

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

Voluntary Retirement Program

In March 2019, Dominion Energy announced a voluntary retirement program to employees, including employees of DESC, that meet certain age and service requirements. The voluntary retirement program will not compromise safety or DESC’s ability to comply with applicable laws and regulations. In the second quarter of 2019, upon the determinations made concerning the number of employees that elected to participate in the program, DESC recorded a charge of $62 million ($47 million after-tax), of which $50 million was included within other operations and maintenance expense, $3 million within other taxes and $9 million within other income (expense), net. In addition, as a result of the voluntary retirement program, DESC recorded pension plan settlement losses of $11 million within other income (expense), net in the third quarter of 2019. DESC expects to recognize additional pension plan settlement losses in the fourth quarter of 2019. While DESC is currently unable to estimate the amount of such additional settlement losses, they could be material to its results of operations and financial condition.

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

In the third quarter of 2019, DESC remeasured a pension plan as a result of a settlement from the voluntary retirement program. The settlement and related remeasurement resulted in an increase in the pension benefit obligation of $25 million and an increase in the fair value of the pension plan assets of $35 million for DESC. The impact of the remeasurement on net periodic benefit cost (credit) was recognized prospectively from the remeasurement date. The remeasurement is expected to decrease the net periodic benefit cost for 2019 by $4 million. The discount rate used for the remeasurement was 3.57%. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2018.

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

Environmental

In July 2019, the EPA published the ACE Rule, which repeals and replaces the Clean Power Plan. The ACE Rule became effective in September 2019. The final ACE Rule applies to coal-fired steam electric generating units greater than or equal to 25 MW. The rule includes unit-specific performance standards based on the degree of emission reduction levels achievable from unit efficiency improvements to be determined by the permitting agency. The ACE Rule requires states to develop plans by July 2022 to implement these performance standards, which plans must be approved by the EPA by January 2024. DESC is currently evaluating the ACE Rule for potential impact at its coal fired units and expects any costs incurred to comply with such rule to be recoverable through rates. While the impacts of this rule could be material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts.

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

DESC is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by or under review by SCDHEC and the EPA. DESC anticipates that major remediation activities at all of these sites will continue at least through 2022 and will cost an additional $10 million. In February 2019, SCDHEC directed DESC to pursue a stakeholder-developed modified removal action plan for one site (Congaree River). DESC is developing an engineering design for this plan, which would require permits from the U.S. Army Corps of Engineers and others and further approvals before it could be implemented. If DESC receives the necessary permits and approvals for this plan, remediation cost for the Congaree River site would increase by $8 million. DESC cannot predict if or when such permits or approvals will be received. Major remediation activities are accrued in other within deferred credits and other liabilities on the Consolidated Balance Sheets. DESC expects to recover any cost arising from the remediation of MGP sites through rates. At September 30, 2019, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $23 million and are included in regulatory assets.

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

•	A charge of $105 million ($79 million after-tax) related to certain assets that had been constructed in connection with the NND Project for which DESC committed to forgo recovery.
•

A regulatory liability for refunds and restitution of amounts previously collected from retail electric customers of $1.0 billion ($756 million after-tax), recorded as a reduction in operating revenue, which will be credited to customers over an estimated 11 years. In addition, a previously existing regulatory liability of $1.0 billion will be credited to customers over 20 years, which reflects amounts to be refunded to customers related to the monetization of guaranty settlement described in Note 2.

•	A regulatory liability for refunds to natural gas customers totaling $2 million ($2 million after-tax).
•	A tax charge of $198 million related to $264 million of regulatory assets for which DESC committed to forgo recovery.

Further, except for rate adjustments for fuel and environmental costs, DSM costs, and other rates routinely adjusted on an annual or biannual basis, DESC will freeze retail electric base rates at current levels until January 1, 2021.

The South Carolina Commission order also approved the removal of DESC's investment in certain transmission assets that have not been abandoned from BLRA capital costs. As of September 30, 2019, such investment in these assets included $345 million within utility plant, net and $32 million within regulatory assets, which amount represents certain deferred operating costs. The South Carolina Commission approved deferral of these operating costs related to the investment until recovery of the transmission capital costs and associated deferred operating costs is addressed in a future rate proceeding. DESC believes these transmission capital and deferred operating costs are probable of recovery; however, if the South Carolina Commission were to disallow recovery of or a reasonable return on all or a portion of them, an impairment charge equal to the disallowed costs may be required.

Various parties filed petitions for rehearing or reconsideration of the SCANA Merger Approval Order. In January 2019, the South Carolina Commission issued an order (1) granting the request of various parties and finding that DESC was imprudent in its actions by not disclosing material information to the South Carolina Office of Regulatory Staff and the South Carolina Commission with regard to costs incurred subsequent to March 2015 and (2) denying the petitions for rehearing or consideration as to other issues raised in the various petitions. The deadline to appeal the SCANA Merger Approval Order and the order on rehearing expired in April 2019, and no party has sought appeal.

Claims and Litigation

The following describes certain legal proceedings involving DESC relating to events occurring before closing of the SCANA Combination. Dominion Energy intends to vigorously contest the lawsuits, claims and assessments which have been filed or initiated against DESC. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows.  For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets include reserves of $181 million included within reserves for litigation and regulatory proceedings and insurance receivables of $18 million included within other receivables at September 30, 2019.  During the nine months ended September 30, 2019, the Consolidated Statements of Comprehensive Income (Loss) includes charges of $266 million ($200 million after-tax), included within impairment of assets and other charges.

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

In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement and a stay of pre-trial proceedings in the DESC Ratepayer Case. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC would establish an escrow account and proceeds from the escrow account would be distributed to the class members, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the DESC Ratepayer Class estimate to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. The court held a fairness hearing on the settlement in May 2019. In June 2019, the court entered an order granting final approval of the settlement, which order became effective July 2019. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. In addition, property with a net recorded value of $42 million is in the process of being transferred to the plaintiffs in coordination with the court-appointed real estate trustee to satisfy the settlement agreement.

In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations are substantially similar to those in the DESC Ratepayer Case. The plaintiffs seek a declaratory judgment that the defendants may not charge the purported class for reimbursement for past or future costs of the NND Project. In March 2018, the plaintiffs filed an amended complaint including as additional named defendants certain then current and former directors of Santee Cooper and SCANA. In June 2018, Santee Cooper filed a Notice of Petition for Original Jurisdiction with the Supreme Court of South Carolina which was denied. In December 2018, Santee Cooper filed its answer to the plaintiffs' fourth amended complaint and filed cross claims against DESC. In October 2019, Santee Cooper voluntarily consented to stay its cross claims against DESC pending the outcome of the trial of the underlying case. This case is pending.

In July 2019, a similar purported class action was filed by certain Santee Cooper ratepayers against DESC, SCANA, Dominion Energy and former directors and officers of SCANA in the State Court of Common Pleas in Orangeburg, South Carolina.  In August 2019, DESC, SCANA and Dominion Energy were voluntarily dismissed from the case. The claims are similar to the Santee Cooper Ratepayer Case. This case is pending.

RICO Class Action

In January 2018, a purported class action was filed, and subsequently amended, against SCANA, DESC and certain former executive officers in the U.S. District Court for the District of South Carolina. The plaintiff alleges, among other things, that SCANA, DESC and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO and conspired to violate RICO by fraudulently inflating utility bills to generate unlawful proceeds. The DESC Ratepayer Class Action settlement described previously contemplates dismissal of claims by DESC ratepayers in this case against DESC, SCANA and their officers. In August 2019, the individual defendants filed motions to dismiss. This case is pending.

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

Employment Class Actions and Indemnification

In August 2017, a case was filed in the U.S. District Court for the District of South Carolina on behalf of persons who were formerly employed at the NND Project. In July 2018, the court certified this case as a class action. In February 2019, certain of these plaintiffs filed an additional case, which case has been dismissed and the plaintiffs have joined the case filed in August 2017. The plaintiffs allege, among other things, that SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. violated the Worker Adjustment and Retraining Notification Act in connection with the decision to stop construction at the NND Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment and are seeking damages, which could be as much as $100 million for 100% of the NND Project.

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

In September 2019, a South Carolina state court jury awarded a judgment to the estate of Jose Larios in a wrongful death suit filed in June 2017 against DESC, of which DESC was apportioned $19 million.  DESC holds general liability insurance coverage which is expected to provide payment for substantially all DESC’s liability in this matter. In October 2019, DESC filed a motion requesting a reduction in the judgment or, in the alternative, a new trial. In November 2019, DESC’s motion for a new trial was granted, setting aside the entire verdict amount. This matter is pending.

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

12. LEASES

At September 30, 2019, DESC had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

(millions)	September 30, 2019
Lease assets:
Operating lease assets(1)	$24
Finance lease assets(2)	27
Total lease assets	$51
Lease liabilities:
Operating lease - current(3)	$3
Operating lease - noncurrent(4)	19
Finance lease - current(5)	7
Finance lease - noncurrent(6)	21
Total lease liabilities	$50

(1)	Included in other deferred debits and other assets in the Consolidated Balance Sheets.
(2)	Included in utility plant, net, in the Consolidated Balance Sheets, net of $22 million of accumulated amortization at September 30, 2019.
(3)	Included in other current liabilities in the Consolidated Balance Sheets.
(4)	Included in other deferred credits and other liabilities in the Consolidated Balance Sheets.
(5)	Included in current portion of long-term debt in the Consolidated Balance Sheets.
(6)	Included in long-term debt in the Consolidated Balance Sheets.

For the three and nine months ended September 30, 2019, total lease cost consisted of the following:

	Three Months Ended	Nine Months Ended
(millions)	September 30, 2019	September 30, 2019
Finance lease cost:
Amortization	$2	$6
Interest	—	—
Operating lease cost	1	2
Short-term lease cost	—	1
Variable lease cost	—	—
Total lease cost	$3	$9

For the nine months ended September 30, 2019, cash paid for amounts included in the measurement of lease liabilities consisted of the following amounts, included in the Consolidated Statements of Cash Flows:

Nine Months Ended
(millions)	September 30, 2019
Operating cash flows from finance leases	$1
Operating cash flows from operating leases	3
Financing cash flows from finance leases	5

At September 30, 2019, the weighted average remaining lease term and weighted average discount rate for finance and operating leases were as follows:

September 30, 2019
Weighted average remaining lease term - finance leases	5 years
Weighted average remaining lease term - operating leases	18 years
Weighted average discount rate - finance leases	2.96%
Weighted average discount rate - operating leases	3.95%

Lease liabilities have the following scheduled maturities:

(millions)	Operating	Finance
2019	$1	$2
2020	4	8
2021	3	6
2022	2	5
2023	1	3
After 2023	23	6
Total undiscounted lease payments	34	30
Present value adjustment	(12)	(2)
Present value of lease liabilities	$22	$28

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

In the nine months ended September 30, 2019, DESC reported after-tax net expenses of $1.4 billion for specific items in the Corporate and Other segment, with $1.4 billion attributable to its operating segments.

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
•

$90 million ($68 million after-tax) of merger and integration-related costs associated with the SCANA Combination, including a $75 million ($56 million after-tax) charge related to a voluntary retirement program, attributable to:

•	Electric Operations ($61 million after-tax); and
•	Gas Distribution ($7 million after-tax); and
•	$59 million tax charges for changes in unrecognized tax benefits, attributable to Electric Operations.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended September 30, 2019
Electric Operations	$728	$169
Gas Distribution	67	(1)
Corporate and Other	—	(25)
Adjustments/Eliminations	—	—
Consolidated Total	$795	$143

Three Months Ended September 30, 2018
Electric Operations	$670	$112
Gas Distribution	69	(7)
Corporate and Other	—	(1)
Adjustments/Eliminations	—	(6)
Consolidated Total	$739	$98

Nine Months Ended September 30, 2019
Electric Operations	$1,875	$321
Gas Distribution	292	13
Corporate and Other	(1,009)	(1,364)
Adjustments/Eliminations	—	(14)
Consolidated Total	$1,158	$(1,044)

Nine Months Ended September 30, 2018
Electric Operations	$1,770	$242
Gas Distribution	304	22
Corporate and Other	—	(1)
Adjustments/Eliminations	—	(15)
Consolidated Total	$2,074	$248

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2019	2018	2019	2018
Purchases of coal from affiliate	$38	$45	$100	$123
Sales of coal to affiliate	37	45	99	122
Purchases of fuel used in electric generation from affiliate	—	35	43	95
Direct and allocated costs from services company affiliate(1)	67	73	207	208
Operating Revenues - Electric from sales to affiliate	1	1	3	3
Operating Expenses - Other taxes from affiliate	2	2	5	4

(1)

Includes capitalized expenditures of $13 million and $10 million for the three months ended September 30, 2019 and 2018, and $33 million and $29 million for the nine months ended September 30, 2019 and 2018, respectively.

(millions)	September 30, 2019	December 31, 2018
Receivable from Canadys Refined Coal, LLC	$13	$7
Payable to Canadys Refined Coal, LLC	13	7
Payable to SCANA Energy Marketing, Inc.	—	14
Payable to DESS	47	38

In connection with the SCANA Combination, purchases from certain entities owned by Dominion Energy became affiliated transactions. During the three and nine months ended September 30, 2019, DESC purchased electricity generated by three such affiliates, totaling $3 million and $7 million, respectively, which is recorded as purchased power in the Consolidated Statements of Comprehensive Income (Loss). At September 30, 2019, DESC had accounts payable balances to these affiliates totaling less than $1 million. In addition, during the three and nine months ended September 30, 2019, DESC incurred demand and transportation charges from Dominion Energy Carolina Gas Transmission, LLC totaling $16 million and $48 million, respectively, of which $6 million and $15 million, respectively, is recorded as fuel used in electric generation and $10 million and $33 million, respectively, is recorded as gas purchased for resale in the Consolidated Statements of Comprehensive Income (Loss). At September 30, 2019, DESC had an accounts payable balance due to this affiliate totaling $6 million.

Borrowings from an affiliate are described in Note 5.

15. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2019	2018	2019	2018
Revenues from contracts with customers	$1	$1	$4	$4
Other income	11	5	17	135
Other expense	(23)	(10)	(48)	(22)
Allowance for equity funds used during construction	(2)	3	—	7
Other income (expense), net	$(13)	$(1)	$(27)	$124

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

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

AS COMPARED TO THE CORRESPONDING PERIODS IN 2018

Results of Operations

	Third Quarter			Year-To-Date
(millions)	2019	2018	$ Change	2019	2018	$ Change
Net income (loss)	$142	$103	$39	$(1,031)	$262	$(1,293)

Third Quarter 2019 vs. 2018

Net income increased 38%, primarily due to increased earnings recognized under the SCANA Merger Approval Order issued by the South Carolina Commission in 2019 compared to earnings recognized under South Carolina legislation enacted in the second quarter of 2018.

Year-To-Date 2019 vs. 2018

Net income decreased $1.3 billion, primarily due to charges for refunds of amounts previously collected from retail electric customers for the NND Project, certain regulatory assets and utility plant for which DESC committed to forgo recovery, litigation and a voluntary retirement program. These decreases were partially offset by increased earnings recognized under the SCANA Merger Approval Order issued by the South Carolina Commission in 2019 compared to earnings recognized under South Carolina legislation enacted in the second quarter of 2018.

Analysis of Consolidated Operations

	Third Quarter			Year-To-Date
(millions)	2019	2018	$ Change	2019	2018	$ Change
Operating revenues	$795	$739	$56	$1,158	$2,074	$(916)
Fuel used in electric generation	167	188	(21)	447	503	(56)
Purchased power	15	10	5	35	77	(42)
Gas purchased for resale	37	41	(4)	158	161	(3)
Net revenue	576	500	76	518	1,333	(815)
Other operations and maintenance	144	144	—	483	455	28
Impairment of assets and other charges	—	—	—	371	4	367
Depreciation and amortization	116	81	35	333	242	91
Other taxes	55	63	(8)	196	192	4
Other income (expense), net	(13)	(1)	(12)	(27)	124	(151)
Interest charges	66	79	(13)	202	232	(30)
Income tax expense (benefit)	40	29	11	(63)	70	(133)

Third Quarter 2019 vs. 2018

Net revenue increased 15%, primarily due to increased revenue recognized under the SCANA Merger Approval Order issued by the South Carolina Commission in 2019 compared to revenue recognized under South Carolina legislation enacted in the second quarter of 2018 to temporarily reduce the amount collected from customers under the BLRA.

Depreciation and amortization increased 43%, primarily reflecting the amortization of NND Project costs.

Other taxes decreased 13%, primarily due to adjustments to estimated annual property tax accruals.

Other income (expense), net decreased $12 million, primarily due to a charge related to a voluntary retirement program ($11 million) and accrued penalties related to unrecognized tax benefits in the current year ($7 million), partially offset by a gain on sale of certain warranty service contracts ($7 million).

Interest charges decreased 16%, primarily due to lower long-term debt principal balances primarily as a result of the debt tender offers completed in 2019 ($18 million) and the reversal of accrued interest related to a refund reserve ($7 million). These decreases were partially offset by interest charges on unrecognized tax benefits in the current year ($13 million).

Income tax expense increased 38%, primarily due to higher pre-tax income.

Year-To-Date 2019 vs. 2018

Net revenue decreased 61%, primarily due to:

•	A $1.0 billion charge to electric revenue for refunds of amounts previously collected from retail electric customers for the NND Project;
•	A $12 million decrease in gas revenues due to lower South Carolina Commission approved rates and refunds of amounts previously collected from gas customers; partially offset by
•

A $114 million increase in electric revenue pursuant to a South Carolina Commission order whereby fuel cost recovery was substantially offset with gains realized upon the settlement of certain interest rate derivative contracts in 2018, as further described in other income (expense) below; and

•

Increased revenue recognized under the SCANA Merger Approval Order issued by the South Carolina Commission in 2019 compared to revenue recognized under South Carolina legislation enacted in the second quarter of 2018 to temporarily reduce the amount collected from customers under the BLRA ($97 million).

Other operations and maintenance increased 6%, primarily due to a charge related to a voluntary retirement program ($51 million), partially offset by lower non-labor electric generation expenses ($11 million) and lower legal and merger-related costs ($11 million).

Impairment of assets and other charges increased $367 million, primarily due to $266 million of charges related to litigation and a $105 million charge for utility plant for which DESC committed to forgo recovery.

Depreciation and amortization increased 38%, primarily reflecting the amortization of NND Project costs.

Other income (expense), net decreased $151 million, primarily due to the absence of gains realized upon the settlement of interest rate derivative contracts in 2018 ($115 million) that were mostly offset by downward adjustments to electric revenues pursuant to a previously received South Carolina Commission order related to fuel cost recovery, a charge related to a voluntary retirement program ($20 million), lower equity allowance for funds used during construction ($7 million) and accrued penalties related to unrecognized tax benefits in the current year ($7 million), partially offset by a gain on sale of certain warranty service contracts ($7 million).

Interest charges decreased 13%, primarily due to lower long-term debt principal balances primarily as a result of the debt tender offers completed in 2019 ($42 million), partially offset by interest charges on unrecognized tax benefits in the current year ($9 million).

Income tax expense decreased $133 million, primarily due to lower pre-tax income ($393 million), partially offset by a tax charge related to regulatory assets for which DESC committed to forgo recovery ($198 million) and change in unrecognized tax benefits ($62 million).

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2019, management has evaluated, with the participation of the CEO and CFO, (a) the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and (b) any change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2019, these disclosure controls and procedures were effective. There has been no change in internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which DESC is a party, which information is incorporated herein by reference:

•	Notes 2 and 11 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2018.
•	Note 10 to the Consolidated Financial Statements in DESC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
•	Note 11 to the Consolidated Financial Statements in DESC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
•	Note 11 to the Consolidated Financial Statements in this report.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 4, 2019, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: November 4, 2019		Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer