Form 10-K
period 2019-12-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2020-02-28
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

I.R.S. Employer
Commission File Number	Exact name of registrant as specified in its charter	Identification Number

001-3375	DOMINION ENERGY SOUTH CAROLINA, INC.	57-0248695

South Carolina
(State or other jurisdiction of incorporation or organization)

400 OTARRE PARKWAY
	CAYCE, South Carolina	29033
	(Address of principal executive offices)	(Zip Code)

(803) 217-9000
(Registrants’ telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Series A Nonvoting Preferred Shares

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

    Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," “non-accelerated filer,” "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐  No ☒

At February 15, 2020, Dominion Energy South Carolina, Inc. had 40,296,147 shares of common stock outstanding, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

DOMINION ENERGY SOUTH CAROLINA, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS FILING THIS FORM 10-K UNDER THE REDUCED DISCLOSURE FORMAT.

Dominion Energy South Carolina, Inc.

Glossary of Terms

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
2015 Task Order	Retail services agreement between DESC and the DOE, which includes a FERC jurisdictional lease of the DOE transmission facilities at the Savannah River Site
2017 Tax Reform Act

An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the

   Budget for Fiscal Year 2018 (previously known as The Tax Cuts and Jobs Act) enacted on

   December 22, 2017

ACE Rule	Affordable Clean Energy Rule
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
BACT	Best available control technology
bcf	Billion cubic feet
BLRA	South Carolina Base Load Review Act
CAA	Clean Air Act
CCR	Coal combustion residual
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
Consortium	A consortium consisting of Westinghouse and WECTEC
CWA	Clean Water Act
DECG	Dominion Energy Carolina Gas Transmission, LLC
DER	Distributed energy resource
DESC

The legal entity, Dominion Energy South Carolina, Inc. (formerly known as South Carolina Electric

   & Gas Company), one or more of its consolidated entities or operating segment, or the entirety of

   Dominion Energy South Carolina, Inc. and its consolidated entities

DESS	Dominion Energy Southeast Services, Inc. (formerly known as SCANA Services, Inc.)
Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	U.S. Department of Energy
Dominion Energy

The legal entity, Dominion Energy, Inc., one or more of its consolidated subsidiaries (other than

   DESC) or operating segments, or the entirety of Dominion Energy, Inc. and its consolidated subsidiaries

DSM	Demand-side management
ELG Rule	Effluent limitations guidelines for the steam electric power generating category
EMANI	European Mutual Association for Nuclear Insurance
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
IAA	Interim Assessment Agreement dated March 28, 2017, as amended, among DESC, Santee Cooper, Westinghouse and WECTEC
IRS	Internal Revenue Service
MATS	Utility Mercury and Air Toxics Standard Rule
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
MGP	Manufactured gas plant
MW	Megawatt
NAV	Net asset value
NEIL	Nuclear Electric Insurance Limited
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in

   Jenkinsville, South Carolina

NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NSPS	New Source Performance Standards
Order 1000 ORS	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development South Carolina Office of Regulatory Staff
PGA	Purchased gas adjustment

PHMSA	U.S. Pipeline Hazardous Materials Safety Administration
Price-Anderson	Price-Anderson Amendments Act of 1988
PSD	Prevention of significant deterioration
Reorganization Plan	Modified Second Amended Joint Chapter 11 Plan or Reorganization, filed by Westinghouse
RICO	Racketeer Influenced and Corrupt Organizations Act
ROE	Return on equity
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy's acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Southern	The legal entity, The Southern Company, one or more of its consolidated subsidiaries, or the entirety of The Southern Company and its consolidated subsidiaries
Summer	V.C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
VOC	Volatile organic compounds
WECTEC	WECTEC Global Project Services, Inc. (formerly known as Stone & Webster, Inc.), a wholly-owned subsidiary of Westinghouse
Westinghouse	Westinghouse Electric Company LLC
Westinghouse Subcontractors	Subcontractors and suppliers to the Consortium
WNA	Weather normalization adjustment

Part I

Item 1. Business

GENERAL

DESC, a public utility headquartered in Cayce, South Carolina, is a South Carolina corporation organized in 1924. DESC is a wholly-owned subsidiary of SCANA which, effective January 2019, is a wholly-owned subsidiary of Dominion Energy.

DESC is engaged in the generation, transmission and distribution of electricity to approximately 744,000 customers in the central, southern and southwestern portions of South Carolina. Additionally, DESC sells natural gas to approximately 392,000 residential, commercial and industrial customers in South Carolina. DESC’s business experiences seasonal fluctuations, with generally higher sales of electricity during the summer and winter months because of air conditioning and heating requirements, and generally higher sales of natural gas during the winter months due to heating requirements.

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold exclusively to DESC, pursuant to a FERC-approved power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Fuel Company acquires, owns and provides financing for DESC's nuclear fuel, certain fossil fuels and emission and other environmental allowances.

COMPETITION

There is no competition for electric distribution or generation service within DESC's retail electric service territory in South Carolina and no such competition is currently permitted. However, competition from third-party owners for development, construction and ownership of certain transmission facilities in DESC’s service territory is permitted pursuant to Order 1000, subject to state and local siting and permitting approvals. This could result in additional competition to build and own transmission infrastructure in DESC’s service area in the future.

Competition in DESC’s natural gas distribution operations is generally based on price and convenience. Large commercial and industrial customers often have the ability to switch from natural gas to an alternate fuel, such as propane or fuel oil. Natural gas competes with these alternate fuels based on price. As a result, any significant disparity between supply and demand, either of natural gas or of alternate fuels, and due either to production or delivery disruptions or other factors, will affect price and the ability to retain large commercial and industrial customers.

REGULATION

DESC’s electric distribution service, including the rates it may charge to jurisdictional customers, is subject to regulation by the South Carolina Commission. DESC’s electric generation operations are subject to regulation by the South Carolina Commission, FERC, the NRC, the EPA, the DOE and various other federal, state and local authorities. DESC’s electric transmission service is primarily regulated by FERC and the DOE. DESC’s gas distribution operations are subject to regulation by the South Carolina Commission, as well as PHMSA, the U.S. Department of Transportation and the ORS for enforcement of federal and state pipeline safety requirements in its service territories.

Electric Regulation in South Carolina

DESC’s retail electric base rates in South Carolina are regulated on a cost-of-service/rate-of-return basis subject to South Carolina statutes and the rules and procedures of the South Carolina Commission. South Carolina base rates are set by a process that allows DESC to recover its operating costs and a return on invested capital. If retail electric earnings exceed the authorized ROE established by the South Carolina Commission, retail electric rates may be subject to review and possible reduction, which may decrease DESC’s future earnings. Additionally, if the South Carolina Commission does not allow recovery of costs incurred in providing service on a timely basis, DESC’s future earnings could be negatively impacted. Fuel costs are reviewed annually by the South Carolina Commission, as required by statute, and fuel rates are subject to revision in these annual fuel proceedings.

DESC offers to its retail electric customers several DSM programs designed to assist customers in reducing their demand for electricity and improving their energy efficiency. DESC submits annual filings to the South Carolina Commission related to these programs. As actual DSM program costs are incurred, they are deferred as regulatory assets and recovered through a rider approved by the South Carolina Commission. The rider also provides for recovery of any net lost revenues and for a shared savings incentive.

In connection with the SCANA Combination, DESC agreed not to file a general rate case with the South Carolina Commission with a requested rate effective date earlier than January 2021. Rate adjustments are permitted prior to 2021 for fuel and environmental costs, DSM costs and other rates routinely adjusted on an annual or biennial basis.

Gas Regulation in South Carolina

DESC is subject to regulation of rates and other aspects of its natural gas distribution service by the South Carolina Commission.

DESC provides retail natural gas service to customers in areas in which it has received authorization from the South Carolina

Commission and in municipalities in which it holds a franchise. DESC’s base rates can be adjusted annually, pursuant to the RSA, for recovery of costs related to natural gas infrastructure. Base rates are set based on the cost-of-service by rate class approved by the

South Carolina Commission in the latest general rate case. Base rates for DESC are based primarily on a rate design methodology in which the majority of operating costs are recovered through volumetric charges. DESC also utilizes a weather normalization adjustment to adjust its base rates during the winter billing months for residential and commercial customers to mitigate the effects of unusually cold or warm weather.

In addition, DESC’s natural gas tariffs include a purchased gas adjustment that provides for the recovery of prudently incurred gas costs, including transportation costs. DESC is authorized to adjust its purchased gas rates monthly and makes routine filings with the South Carolina Commission to provide notification of changes in these rates. Costs that are under or over recovered are deferred as regulatory assets or liabilities, respectively, and considered in subsequent purchased gas adjustments. The purchased gas adjustment filings generally cover a prospective twelve-month period. Increases or decreases in purchased gas costs can result in corresponding changes in purchased gas adjustment rates and the revenue generated by those rates. The South Carolina Commission annually reviews DESC’s gas purchasing policies and practices, including its administration of the purchased gas adjustment.

EMPLOYEES

At December 31, 2019, DESC had approximately 2,500 employees, of which approximately 750 were subject to collective bargaining agreements.

WHERE YOU CAN FIND MORE INFORMATION

DESC files their annual, quarterly and current reports and other information with the SEC. Their SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.

DESC makes their SEC filings available, free of charge, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, through Dominion Energy’s website, http://www.dominionenergy.com, as soon as reasonably practicable after filing or furnishing the material to the SEC. Information contained on Dominion Energy’s website is not incorporated by reference in this report.

Item 1A. Risk Factors

DESC’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these factors have been identified below. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Item 7. MD&A.

Regulatory, Legislative and Legal Risks

The rates that DESC can charge are subject to regulatory review. Revenue provided by DESC’s operations is based primarily on rates approved by state regulatory agencies. The profitability of these businesses is dependent on their ability, through the rates that they are permitted to charge, to recover costs and earn a reasonable rate of return on their capital investment.

DESC’s retail electric base rates for services to customers in South Carolina are regulated on a cost-of-service/rate-of-return basis subject to South Carolina statutes and the rules and procedures of the South Carolina Commission. South Carolina base rates are set by a process that allows DESC to recover its operating costs and return on invested capital. If retail electric earnings exceed the returns established by the South Carolina Commission, retail electric rates may be subject to review and possible reduction by the South Carolina Commission, which may decrease DESC’s future earnings. If the South Carolina Commission does not allow recovery through base rates, on a timely basis, of costs incurred in providing service, DESC’s future earnings could be negatively impacted.

Under certain circumstances, the South Carolina Commission may impose a moratorium on increases to retail base rates for a specified period of time, which could delay recovery of costs incurred in providing service. Additionally, governmental officials, stakeholders and advocacy groups may challenge these regulatory reviews. Such challenges may lengthen the time, complexity and costs associated with such regulatory reviews. In addition, in February 2020, legislation was introduced in the South Carolina House of Representatives of the South Carolina General Assembly proposing to amend the Code of Laws of South Carolina so as to, among other things, prevent utilities from recovering certain expenditures from ratepayers; to allow the South Carolina Commission to evaluate utility operating expenses on a case-by-case basis; to provide penalties if a public utility submits a nonallowable expense for recovery from its ratepayers; and to require a utility to pay for the cost of an audit when the South Carolina Commission determines that the utility submitted a nonallowable expense. The legislation, if enacted, could further increase costs associated with regulatory reviews.

DESC is subject to numerous legal proceedings and ongoing governmental investigations and examinations. DESC is a defendant in numerous federal and state legal proceedings and governmental investigations relating to the decision to abandon construction at the NND Project. Among other things, the lawsuits and investigations allege misrepresentation, failure to properly manage the NND Project, unfair trade practices and violation of anti-trust laws. Additionally, DESC is a defendant in federal and state legal proceedings relating to the SCANA Combination. Among other things, the lawsuits allege breaches of various fiduciary duties.

The outcome of these legal proceedings, investigations and examinations, including settlements, is uncertain and may adversely affect DESC’s financial condition or results of operation.

DESC is subject to complex governmental regulation, including tax regulation, that could adversely affect its results of operations and subject DESC to monetary penalties. DESC’s operations are subject to extensive federal, state and local regulation and require numerous permits, approvals and certificates from various governmental agencies. Such laws and regulations govern the terms and conditions of the services we offer, our relationships with affiliates, protection of our critical electric infrastructure assets and pipeline safety, among other matters. These operations are also subject to legislation governing taxation at the federal, state and local level. DESC must also comply with environmental legislation and associated regulations. Management believes that the necessary approvals have been obtained for existing operations and that the businesses are conducted in accordance with applicable laws. DESC’s business is subject to regulatory regimes which could result in substantial monetary penalties if DESC is found not to be in compliance, including mandatory reliability standards and interaction in the wholesale markets. New laws or regulations, the revision or reinterpretation of existing laws or regulations, changes in enforcement practices of regulators, or penalties imposed for non-compliance with existing laws or regulations may result in substantial additional expense. Recent legislative and regulatory changes that are impacting DESC include the 2017 Tax Reform Act.

Environmental Risks

DESC’s operations and construction activities are subject to a number of environmental laws and regulations which impose significant compliance costs on DESC. DESC’s operations and construction activities are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources, and health and safety. Compliance with these legal requirements requires DESC to commit significant capital toward permitting, emission fees, environmental monitoring, installation and operation of environmental control equipment and purchase of allowances and/or offsets. Additionally, DESC could be responsible for expenses relating to remediation and containment obligations, including at sites where it has been identified by a regulatory agency as a potentially responsible party. Expenditures relating to environmental compliance have been significant in the past, and DESC expects that they will remain significant in the future. As a result of these requirements, certain facilities may become uneconomical to operate and may need to be shut down, converted to new fuel types or sold.

We expect that existing environmental laws and regulations may be revised and/or new laws may be adopted including regulation of GHG emissions which could have an impact on DESC’s business (risks relating to regulation of GHG emissions from existing fossil fuel-fired electric generating units are discussed in more detail below). In addition, further regulation of air quality and GHG emissions under the CAA have been imposed on the natural gas sector, including rules to limit methane leakage. DESC is also subject to federal water and waste regulations, including regulations concerning cooling water intake structures, coal combustion by-product handling and disposal practices, wastewater discharges from steam electric generating stations, management and disposal of hydraulic fracturing fluids and the potential further regulation of polychlorinated biphenyls.

Compliance costs cannot be estimated with certainty due to the inability to predict the requirements and timing of implementation of any new environmental rules or regulations. Other factors which affect the ability to predict future environmental expenditures with certainty include the difficulty in estimating clean-up costs and quantifying liabilities under environmental laws that impose joint and several liabilities on all responsible parties. However, such expenditures, if material, could make DESC’s facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect DESC’s results of operations, financial performance or liquidity.

Any additional federal and/or state requirements imposed on energy companies mandating limitations on GHG emissions or requiring efficiency improvements may result in compliance costs that alone or in combination could make some of DESC’s electric generation units or natural gas facilities uneconomical to maintain or operate. The ACE Rule, which became effective in September 2019, is targeted at reducing CO2 emissions from existing coal-fired power plants. The ACE Rule requires states to develop plans by July 2022 to implement CO2 performance standards. State plans must be approved by the EPA by January 2024. States are also contemplating regulations regarding GHG emissions. Compliance with the ACE Rule or other federal or state carbon regulations is expected to require increasing the energy efficiency of equipment at facilities, committing significant capital toward carbon reduction programs, purchase of allowances and/or emission offset credits, fuel switching, and/or retirement of high-emitting generation facilities and potential replacement with lower-emitting generation facilities. Given these developments and uncertainties, DESC cannot estimate the aggregate effect of such requirements on its results of operations, financial condition or its customers. However, such expenditures, if material, could make DESC’s generation facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect DESC’s results of operations, financial performance or liquidity.

There are also potential impacts on DESC’s natural gas businesses as federal or state GHG regulations may require GHG emission reductions from the natural gas sector which, in addition to resulting in increased costs, could affect demand for natural gas. Additionally, GHG requirements could result in increased demand for energy conservation and renewable products, which could impact the natural gas businesses.

Construction Risks

DESC’s infrastructure build and expansion plans often require regulatory approval, including environmental permits, before commencing construction and completing projects. DESC may not complete facility construction, electric transmission line, conversion or other infrastructure projects that it commences, or it may complete projects on materially different terms, costs or timing than initially estimated or anticipated, and it may not be able to achieve the intended benefits of any such project, if completed. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies, and such approvals could include mitigation costs which may be material to DESC. Projects may not be able to be completed on time or in accordance with our estimated costs as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, a decline in the credit strength of counterparties or vendors, or other factors beyond DESC’s control. Even if facility construction, electric transmission line, conversion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of DESC following completion of the projects may not meet expectations. Start-up and operational issues can arise in connection with the commencement of commercial operations at our facilities. Such issues may include failure to meet specific operating parameters, which may require adjustments to meet or amend these operating parameters. Additionally, DESC may not be able to timely and effectively integrate the projects into its operations and such integration may result in unforeseen operating difficulties or unanticipated costs. Further, regulators may disallow recovery of some of the costs of a project if they are deemed not to be prudently incurred. Any of these or other factors could adversely affect DESC’s ability to realize the anticipated benefits from the facility construction, electric transmission line, conversion and other infrastructure projects.

Operational Risks

DESC’s financial performance and condition can be affected by changes in the weather, including the effects of global climate change. Fluctuations in weather can affect demand for DESC’s services. For example, milder than normal weather can reduce demand for electricity and gas distribution services. In addition, severe weather, including hurricanes, winter storms, earthquakes, floods and other natural disasters can stress systems, disrupt operation of DESC’s facilities and cause service outages, production delays and property damage that require incurring additional expenses. Changes in weather conditions can result in reduced water levels or changes in water temperatures that could adversely affect operations at some of DESC’s power stations. Furthermore, DESC’s operations could be adversely affected and its physical plant placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, for operations located on or near coastlines, a change in sea level or sea temperatures. Due to the location of DESC’s electric utility service territories which are frequently in the path of hurricanes, we experience the consequences of these weather events to a greater degree than many of our industry peers.

DESC’s operations are subject to operational hazards, equipment failures, supply chain disruptions and personnel issues which could negatively affect DESC. Operation of DESC’s facilities involves risk, including the risk of potential breakdown or failure of equipment or processes due to aging infrastructure, fuel supply, pipeline integrity or transportation disruptions, accidents, labor disputes or work stoppages by employees, acts of terrorism or sabotage, construction delays or cost overruns, shortages of or delays in obtaining equipment, material and labor, operational restrictions resulting from environmental limitations and governmental interventions, changes to the environment and performance below expected levels. DESC’s business is dependent upon sophisticated information technology systems and network infrastructure, the failure of which could prevent them from accomplishing critical business functions. Because DESC’s transmission facilities, pipelines and other facilities are interconnected with those of third parties, the operation of our facilities and pipelines could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.

Operation of DESC’s facilities below expected capacity levels could result in lost revenues and increased expenses, including higher maintenance costs. Unplanned outages of DESC’s facilities and extensions of scheduled outages due to mechanical failures or other problems occur from time to time and are an inherent risk of DESC’s business. Unplanned outages typically increase DESC’s operation and maintenance expenses and may reduce its revenue as a result of selling less output or may require DESC to incur significant costs as a result of operating higher cost units or obtaining replacement output from third parties in the open market to satisfy forward energy and capacity or other contractual obligations. Moreover, if DESC is unable to perform its contractual obligations, penalties or liability for damages could result.

In addition, there are many risks associated with DESC’s operations and the transportation, storage and distribution of natural gas, including nuclear accidents, fires, explosions, uncontrolled release of natural gas and other environmental hazards, pole strikes, electric contact cases, the collision of third party equipment with pipelines and avian and other wildlife impacts. Such incidents could result in loss of human life or injuries among employees, customers or the public in general, environmental pollution, damage or destruction of facilities or business interruptions and associated public or employee safety impacts, loss of revenues, increased liabilities, heightened regulatory scrutiny and reputational risk. Further, the location of pipelines and storage facilities, or generation, transmission, substations and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks.

DESC’s financial results can be adversely affected by various factors driving supply and demand for electricity and gas and related services. Technological advances required by federal laws mandate new levels of energy efficiency in end-use devices, including lighting, furnaces and electric heat pumps and could lead to declines in per capita energy consumption. Additionally, certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Further, DESC’s business model is premised upon the cost efficiency of the production, transmission and distribution of large-scale centralized utility generation. However, advances in distributed generation technologies, such as solar cells, gas microturbines, battery storage and fuel cells, may make these alternative generation methods competitive with large-scale utility generation, and change how customers acquire or use our services. DESC has an exclusive franchise to serve retail electric customers in its South Carolina service territory. If regulatory conditions change, DESC’s exclusive franchise may erode.

Reduced energy demand or significantly slowed growth in demand due to customer adoption of energy efficient technology, conservation, distributed generation, regional economic conditions, or the impact of additional compliance obligations, unless substantially offset through regulatory cost allocations, could adversely impact the value of DESC’s business activities.

DESC may be materially adversely affected by negative publicity. From time to time, political and public sentiment in connection with significant transactions and infrastructure projects, such as the abandonment of the NND Project, may result in a significant amount of adverse press coverage and other adverse public statements affecting DESC. Additionally, any failure by DESC to realize voluntary targets set with respect to the reduction of GHG emissions or other long-term goals could lead to adverse press coverage and other adverse public statements affecting DESC. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims.

Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of DESC, on the morale and performance of its employees and on its relationships with its regulators, customers and commercial counterparties. It may also have a negative impact on DESC’s ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on DESC’s business, financial condition and results of operations.

Hostile cyber intrusions could severely impair DESC’s operations, lead to the disclosure of confidential information, damage the reputation of DESC and otherwise have an adverse effect on DESC’s business. DESC owns assets deemed as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run DESC’s facilities are not completely isolated from external networks. There appears to be an increasing level of activity, sophistication and maturity of threat actors, in particular nation state actors, that wish to disrupt the U.S. bulk power system and the U.S. gas transmission or distribution system. Such parties could view DESC’s computer systems, software or networks as attractive targets for cyber attack. For example, malware has been designed to target software that runs the nation’s critical infrastructure such as power transmission grids and gas pipelines. In addition, DESC’s business requires that it and its vendors collect and maintain sensitive customer data, as well as confidential employee information, which is subject to electronic theft or loss.

A successful cyber attack on the systems that control DESC’s electric generation and electric or gas transmission or distribution assets could severely disrupt business operations, preventing DESC from serving customers or collecting revenues. The breach of certain business systems could affect DESC’s ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to DESC’s reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data at DESC or one of its vendors could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. If a significant breach were to occur, the reputation of DESC also could be adversely affected. While DESC maintains property and casualty insurance, along with other contractual provisions, that may cover certain damage caused by potential cyber incidents, all damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. For these reasons, a significant cyber incident could materially and adversely affect DESC’s business, financial condition and results of operations.

War, acts and threats of terrorism, intentional acts and other significant events could adversely affect DESC’s operations.  DESC cannot predict the impact that any future terrorist attacks or retaliatory military or other action may have on the energy industry in general or on DESC’s business in particular. Any such future attacks or retaliatory action may adversely affect DESC’s operations in a variety of ways, including by disrupting the power, fuel and other markets in which DESC operates or requiring the implementation of additional, more costly security guidelines and measures. DESC’s infrastructure facilities, including nuclear facilities and projects under construction, could be direct targets or indirect casualties of an act of terror or other physical attack. Any physical compromise of DESC’s facilities could adversely affect DESC’s ability to generate, purchase, transmit or distribute electricity, store, transmit or distribute natural gas, store liquefied natural gas or otherwise operate its facilities in the most efficient manner or at all. In addition, the amount and scope of insurance coverage maintained against losses resulting from any such attack may not be sufficient to cover such losses or otherwise adequately compensate for any business disruptions that could result.

Instability in financial markets as a result of terrorism, war, intentional acts, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and/or increase the cost or limit the availability of insurance or adversely impact DESC’s ability to access capital on acceptable terms.

Failure to attract and retain key executive officers and an appropriately qualified workforce could have an adverse effect on DESC’s operations. DESC’s business strategy is dependent on its ability to recruit, retain and motivate employees. DESC’s key executive officers are the CEO, CFO and presidents and those responsible for financial, operational, legal, regulatory and accounting functions. Competition for skilled management employees in these areas of DESC’s business operations is high. Certain events, such as an aging workforce, mismatch of skill set, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the length of time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or future availability and cost of contract labor may adversely affect the ability to manage and operate DESC’s business. In addition, certain specialized knowledge is required of DESC’s technical employees for construction and operation of transmission, generation and distribution assets. DESC’s inability to attract and retain these employees could adversely affect its business and future operating results.

Nuclear Generation Risks

DESC has a substantial ownership interest in and operates a nuclear generating unit; as a result, DESC may incur substantial costs and liabilities. DESC’s nuclear facility is subject to operational, environmental, health and financial risks such as the on-site storage of spent nuclear fuel, the ability to dispose of such spent nuclear fuel, the ability to maintain adequate reserves for decommissioning, limitations on the amounts and types of insurance available, potential operational liabilities and extended outages, the costs of replacement power, the costs of maintenance and the costs of securing the facilities against possible terrorist attacks. DESC maintains a decommissioning trust and external insurance coverage to minimize the financial exposure to these risks; however, it is possible that future decommissioning costs could exceed amounts in the decommissioning trust and/or damages could exceed the amount of insurance coverage. If DESC’s decommissioning trust funds are insufficient, and it is not allowed to recover the additional costs incurred through insurance or regulatory mechanisms, its results of operations could be negatively impacted.

DESC’s nuclear facility is also subject to complex government regulation which could negatively impact its results of operations. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generating facilities. In the event of noncompliance, the NRC has the authority to impose fines, set license conditions, shut down a nuclear unit, or take some combination of these actions, depending on its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could require DESC to make substantial expenditures at its nuclear plant. In addition, although DESC has no reason to anticipate a serious nuclear incident at its plant, if an incident did occur, it could materially and adversely affect its results of operations and/or financial condition. A major incident at a nuclear facility anywhere in the world, such as the nuclear events in Japan in 2011, could cause the NRC to adopt increased safety regulations or otherwise limit or restrict the operation or licensing of domestic nuclear units.

Financial, Economic and Market Risks

Exposure to counterparty performance may adversely affect DESC’s financial results of operations. DESC is exposed to credit risks of its counterparties and the risk that one or more counterparties may fail or delay the performance of their contractual obligations, including but not limited to payment for services. Counterparties could fail or delay the performance of their contractual obligations for a number of reasons, including the effect of regulations on their operations. Defaults or failure to perform by customers, suppliers, contractors, joint venture partners, financial institutions or other third parties may adversely affect DESC’s financial results.

Changing rating agency requirements could negatively affect DESC’s growth and business strategy. In order to maintain appropriate credit ratings to obtain needed credit at a reasonable cost in light of existing or future rating agency requirements, DESC may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings. A reduction in DESC’s credit ratings could result in an increase in borrowing costs, loss of access to certain markets, or both, thus adversely affecting operating results and could require DESC to post additional collateral in connection with some of its price risk management activities.

An inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on our operations and ability to generate cash flow. DESC is dependent on certain financing arrangements with Dominion Energy for any borrowings necessary to meet our working capital and other financial needs. If Dominion Energy’s funding resources were to become unavailable to Dominion Energy, DESC’s access to funding would also be in jeopardy. In the future, an inability to obtain additional financing from other sources on acceptable terms could negatively affect our financial condition, cash flows, anticipated financial results or impair our ability to generate additional cash flows. The ability to obtain bank financing or to access the capital markets for future debt offerings may be limited by the financial condition of DESC at the time of any such financing or offering or other debt agreements in place at the time, adverse market conditions or other contingencies and uncertainties that are beyond our control.

DESC also relies on a credit facility with banks to meet short-term funding needs. Banks may be unable or unwilling to extend credit in the future. From time to time, DESC may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of capital from banks and other sources. While management believes it is important to maintain investment-grade credit ratings to conduct DESC’s businesses, DESC may not be able to keep investment-grade ratings.

Market performance, interest rates and other changes may decrease the value of DESC’s decommissioning trust fund and benefit plan assets or increase DESC’s liabilities, which could then require significant additional funding. The performance of the capital markets affects the value of the assets that are held in trust to satisfy future obligations to decommission DESC’s nuclear plant and under DESC’s pension and other postretirement benefit plans. DESC has significant obligations in these areas and holds significant assets in these trusts. These assets are subject to market fluctuation and will yield uncertain returns, which may fall below expected return rates.

With respect to the decommissioning trust fund, a decline in the market value of these assets may increase the funding requirements of the obligations to decommission DESC’s nuclear plant or require additional NRC-approved funding assurance.

A decline in the market value of the assets held in trusts to satisfy future obligations under DESC’s pension and other postretirement benefit plans may increase the funding requirements under such plans. Additionally, changes in interest rates will affect the liabilities under DESC’s pension and other postretirement benefit plans; as interest rates decrease, the liabilities increase, potentially requiring additional funding. Further, changes in demographics, including increased numbers of retirements or changes in mortality assumptions, may also increase the funding requirements of the obligations related to the pension and other postretirement benefit plans.

If the decommissioning trust fund and benefit plan assets are negatively impacted by market fluctuations or other factors, DESC’s results of operations, financial condition and/or cash flows could be negatively affected.

The use of derivative instruments could result in financial losses and liquidity constraints. DESC may use derivative instruments, including futures, swaps, forwards and options, to manage financial market risks. DESC could be required to provide cash collateral or recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities and financial contracts or if a counterparty fails to perform under a contract.

The Dodd-Frank Act was enacted into law in July 2010 in an effort to improve regulation of financial markets. The Commodity Exchange Act, as amended by Title VII of the Dodd-Frank Act, requires certain over-the-counter derivatives, or swaps, to be cleared through a derivatives clearing organization and, if the swap is subject to a clearing requirement, to be executed on a designated contract market or swap execution facility. Non-financial entities that use swaps to hedge or mitigate commercial risk, often referred to as end users, may elect the end-user exception to the Commodity Exchange Act’s clearing requirements. DESC has elected to exempt its swaps from the Commodity Exchange Act’s clearing requirements. If, as a result of changes to the rulemaking process, DESC’s derivative activities are not exempted from the clearing, exchange trading or margin requirements, DESC could be subject to higher costs due to decreased market liquidity or increased margin payments. In addition, DESC’s swap dealer counterparties may attempt to pass-through additional trading costs in connection with changes to or the elimination of rulemaking that implements Title VII of the Dodd-Frank Act.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

DESC has approximately 3,700 miles and 26,600 miles of electric transmission and distribution lines, respectively, exclusive of service level lines, in South Carolina. The grants for most of DESC’s electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying property titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, DESC owns 439 substations.

DESC’s natural gas system includes approximately 500 miles of transmission pipeline and approximately 18,400 miles of distribution mains and related service facilities.

DESC owns two liquefied natural gas facilities, one located near Charleston, South Carolina, and the other in Salley, South Carolina. The Charleston facility can store the liquefied equivalent of 1.0 bcf of natural gas, can regasify approximately 6% of its storage capacity per day and can liquefy less than 1% of its storage capacity per day. The Salley facility can store the liquefied equivalent of 0.9 bcf of natural gas and can regasify approximately 10% of its storage capacity per day. The Salley facility has no liquefying capabilities.

DESC’s bond indenture, which secures its first mortgage bonds, constitutes a direct mortgage lien on substantially all of its electric utility property.

The following table lists DESC’s generating units and capability as of December 31, 2019.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Jasper (CC)(1)	Hardeeville, SC	852
Columbia Energy Center (CC)(1)	Gaston, SC	519
Urquhart (CC)(1)	Beech Island, SC	458
McMeekin	Irmo, SC	250
Hagood (CT)(1)	Charleston, SC	126
Urquhart Unit 3	Beech Island, SC	95
Urquhart (CT)	Beech Island, SC	87
Parr (CT)(1)	Jenkinsville, SC	60
Williams (CT)(1)	Goose Creek, SC	40
Coit (CT)(1)	Columbia, SC	26
Total Gas(2)		2,513		40%
Coal
Wateree	Eastover, SC	684
Williams	Goose Creek, SC	605
Cope(3)	Cope, SC	415
Total Coal		1,704		27
Hydro
Fairfield	Jenkinsville, SC	576
Saluda	Irmo, SC	190
Other	Various	18
Total Hydro		784		13
Nuclear
Summer	Jenkinsville, SC	650	(4)
Total Nuclear		650		10
Power Purchase Agreements		596		10
Total Utility Generation		6,247		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)	Capable of burning fuel oil as a secondary source.
(2)	Excludes the Hardeeville gas combustion turbine which currently does not have any net summer capability.
(3)	Capable of burning natural gas as a secondary source.
(4)	Excludes 33.3% undivided interest owned by Santee Cooper.

Item 3. Legal Proceedings

From time to time, DESC is alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by DESC, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, DESC is involved in various legal proceedings.

See Notes 3 and 12 to the Consolidated Financial Statements, which information is incorporated herein by reference, for a discussion of various legal, environmental and other regulatory proceedings to which DESC is a party.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for DESC’s common stock, all of which is owned by SCANA. DESC intends to pay quarterly cash dividends in 2020 but is neither required to nor restricted, except as described in Note 5 to the Consolidated Financial Statements, from making such payments.

At December 31, 2019, DESC’s retained earnings are below the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is prohibited from the payment of dividends without regulatory approval until the balance of its retained earnings increases.

Item 6. Selected Financial Data

Omitted pursuant to General Instructions I.(2)(a).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MD&A discusses DESC’s results of operations and general financial condition. MD&A should be read in conjunction with Item 1. Business and the Financial Statements in Item 8. Financial Statements and Supplementary Data. DESC meets the conditions to file under the reduced disclosure format, and therefore has omitted certain sections of MD&A.

CONTENTS OF MD&A

MD&A consists of the following information:

•	Forward-Looking Statements
•	Results of Operations
•	Analysis of Operations

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

DESC makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;
•

Extreme weather events and other natural disasters, including, but not limited to, hurricanes, high winds, severe storms, earthquakes, flooding, climate changes and changes in water temperatures and availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•	Changes to regulated rates collected;
•	Changes in future levels of domestic and international natural gas production, supply or consumption;
•	Timing and receipt of regulatory approvals necessary for planned construction or growth projects and compliance with conditions associated with such regulatory approvals;
•

The inability to complete planned construction, conversion or growth projects at all, or with the outcomes or within the terms and time frames initially anticipated, including as a result of increased public involvement, intervention or litigation in such projects;

•

Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other substances, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;
•	Changes in implementation and enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;
•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals or related appeals;
•

The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events;

•

Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;

•	Changes in operating, maintenance and construction costs;
•	Domestic terrorism and other threats to DESC’s physical and intangible assets, as well as threats to cybersecurity;
•	Additional competition from the development and deployment of alternative energy sources, such as self-generation and distributed generation technologies;

•	Competition in the development, construction and ownership of certain electric transmission facilities in connection with Order 1000;
•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;
•

Changes in demand for services, including industrial, commercial and residential growth or decline in service areas, changes in supplies of natural gas delivered, changes in customer growth or usage patterns, including as a result of energy conservation programs, the availability of energy efficient devices and the use of distributed generation methods;

•	Adverse outcomes in litigation matters or regulatory proceedings, including matters related to the NND Project;
•	Counterparty credit and performance risk;
•	Fluctuations in the value of investments held in nuclear decommissioning and benefit plan trusts;
•	Fluctuations in energy-related commodity prices and the effect these could have on DESC’s financial position and the underlying value of assets;
•	Fluctuations in interest rates;
•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;
•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;
•	Political and economic conditions, including inflation and deflation;
•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees; and
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors.

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

RESULTS OF OPERATIONS

Presented below is a summary of DESC’s results:

Year Ended December 31,	2019	$ Change	2018
(millions)
Net loss	$(1,222)	$(633)	$(589)

Overview

2019 VS. 2018

Net loss increased $633 million, primarily due to charges for refunds of amounts previously collected from retail electric customers for the NND Project, certain regulatory assets and utility plant for which DESC committed to forgo recovery, litigation and a voluntary retirement program. These decreases were partially offset by the absence of an impairment charge related to the NND Project and increased earnings under the SCANA Merger Approval Order.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

Year Ended December 31,	2019	$ Change	2018
(millions)
Operating revenues	$1,929	$(833)	$2,762
Fuel used in electric generation	573	(98)	671
Purchased power	54	(38)	92
Gas purchased for resale	216	(23)	239
Net revenue	1,086	(674)	1,760
Other operations and maintenance	632	1	631
Impairment of assets and other charges	695	(681)	1,376
Depreciation and amortization	450	123	327
Other taxes	250	(7)	257
Other income (expense), net	(33)	(162)	129
Interest charges	260	(43)	303
Income tax benefit	(12)	404	(416)

An analysis of DESC’s results of operations follows:

2019 VS. 2018

Net revenue decreased 38% primarily due to:

•	A $1.0 billion charge to electric revenue for refunds of amounts previously collected from retail electric customers for the NND Project;
•	A $17 million decrease in gas revenues due to lower South Carolina Commission approved rates and refunds of amounts previously collected from gas customers; partially offset by
•

Increased revenue under the SCANA Merger Approval Order issued by the South Carolina Commission in 2019 compared to revenue under South Carolina legislation enacted in the second quarter of 2018 to temporarily reduce the amount collected from customers under the BLRA ($247 million); and

•

A $114 million increase in electric revenue pursuant to a South Carolina Commission order whereby fuel cost recovery was substantially offset with gains realized upon the settlement of certain interest rate derivative contracts in 2018, as further described in other income (expense) below.

Other operations and maintenance was substantially consistent as a charge related to a voluntary retirement program ($51 million) was substantially offset by lower non-labor electric generation expenses ($19 million), lower legal and NND Project wind down costs ($17 million) and lower property insurance expenses ($4 million).

Impairment of assets and other charges decreased 49%, primarily due to the absence of $1.4 billion of impairment charges recorded in 2018 related to the NND Project, partially offset by $590 million of charges related to litigation and a $105 million charge for utility plant for which DESC committed to forgo recovery.

Depreciation and amortization increased 38%, primarily reflecting the amortization of NND Project costs.

Other income decreased $162 million, primarily due to the absence of gains realized upon the settlement of interest rate derivative contracts in 2018 ($115 million) that were mostly offset by downward adjustments to electric revenues pursuant to a previously received South Carolina Commission order related to fuel cost recovery, a charge related to a voluntary retirement program ($24 million), lower AFUDC ($10 million) and penalties related to unrecognized tax benefits in the current year ($7 million), partially offset by a gain on sale of certain warranty service contracts ($7 million).

Interest charges decreased 14%, primarily due to lower long-term debt principal balances primarily as a result of the debt tender offers completed in 2019 ($62 million), partially offset by interest charges on unrecognized tax benefits in the current year ($10 million).

Income tax benefit decreased $404 million, primarily due to a tax charge related to regulatory assets for which DESC committed to forgo recovery ($194 million), the absence of 2017 Tax Reform Act impacts ($176 million) and changes in unrecognized tax benefits ($66 million).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The matters discussed in this Item may contain “forward-looking statements” as described in the introductory paragraphs of Item 7. MD&A. The reader’s attention is directed to those paragraphs and Item 1A. Risk Factors for discussion of various risks and uncertainties that may impact DESC.

MARKET RISK SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

DESC’s financial instruments and related financial derivative instruments are exposed to potential losses due to adverse changes in interest rates as described below. Management believes that DESC is not subject to material commodity price risk. Interest rate risk is generally related to DESC’s outstanding debt and future issuances of debt. In addition, DESC is exposed to investment price risk through various portfolios of equity and debt securities.

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% change in interest rates.

Interest Rate Risk

DESC manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at December 31, 2019 or December 31, 2018.

DESC also uses interest rate derivatives, including forward-starting swaps and interest rate swaps to manage interest rate risk. As of December 31, 2019, DESC had $71 million in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $2 million in the fair value of DESC’s interest rate derivatives at December 31, 2019. As of December 31, 2018, DESC had $71 million in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $1 million in the fair value of DESC’s interest rate derivatives at December 31, 2018.

The impact of a change in interest rates on DESC’s interest rate-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled. Net gains and/or losses from interest rate derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Investment Price Risk

DESC is subject to investment price risk due to securities held as investments in nuclear decommissioning trust funds which primarily hold insurance contracts that are reported in the Consolidated Balance Sheets at fair value.

DESC recognized net investment gains (including investment income) on nuclear decommissioning trust investments of $24 million and less than $1 million for the year ended December 31, 2019 and 2018, respectively.

DESC participates in SCANA sponsored pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. DESC’s pension and other postretirement plan assets experienced aggregate actual returns (losses) $149 million and $(43) million in 2019 and 2018, respectively, versus expected returns of $40 million and $48 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. A hypothetical 0.25% decrease in the assumed long-term rates of return on DESC’s plan assets would result in an increase in net periodic cost of $2 million at both December 31, 2019 and 2018, for pension benefits.

Risk Management Policies

DESC has established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion Energy has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including DESC. Dominion Energy maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion Energy also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and DESC’s December 31, 2019 provision for credit losses, management believes that it is unlikely that a material adverse effect on DESC’s financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Dominion Energy South Carolina, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dominion Energy South Carolina, Inc. (an indirect, wholly-owned subsidiary of Dominion Energy, Inc.) and affiliates (“DESC”) at December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, changes in common equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of DESC at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The consolidated financial statements are the responsibility of DESC's management. Our responsibility is to express an opinion on DESC's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to DESC in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. DESC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of DESC’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2020

We have served as DESC’s auditor since 1945.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

At December 31,	2019	2018
(millions)
ASSETS
Utility plant in service	$13,208	$12,803
Accumulated depreciation and amortization	(4,851)	(4,581)
Construction work in progress	339	350
Nuclear fuel, net of accumulated amortization	219	211
Utility plant, net ($727 and $711 related to VIEs)	8,915	8,783
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	69	72
Assets held in trust, nuclear decommissioning	214	190
Other investments	—	1
Nonutility property and investments, net	283	263
Current Assets:
Cash and cash equivalents	4	377
Receivables:
Customer, net of allowance for uncollectible accounts of $3 and $4	320	331
Affiliated and related party	14	359
Other	119	68
Inventories (at average cost):
Fuel	104	89
Materials and supplies	168	158
Prepayments	91	82
Regulatory assets	271	224
Other current assets	27	1
Total current assets ($143 and $96 related to VIEs)	1,118	1,689
Deferred Debits and Other Assets:
Regulatory assets	3,892	4,060
Other	93	168
Total deferred debits and other assets ($32 and $34 related to VIEs)	3,985	4,228
Total assets	$14,301	$14,963

See Notes to Consolidated Financial Statements.

At December 31,	2019	2018
(millions)
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$3,695	$2,860
Retained earnings	20	1,279
Accumulated other comprehensive loss	(3)	(3)
Total common equity	3,712	4,136
Noncontrolling interest	180	179
Total Equity	3,892	4,315
Long-term debt, net	3,358	5,132
Affiliated long-term debt	230	—
Finance leases	20	—
Total long-term debt	3,608	5,132
Total capitalization	7,500	9,447
Current Liabilities:
Short-term borrowings	—	73
Securities due within one year	7	14
Accounts payable	245	267
Affiliated and related party payables	624	347
Customer deposits and customer prepayments	76	73
Revenue subject to refund	4	77
Taxes accrued	218	228
Interest accrued	88	72
Regulatory liabilities	256	126
Reserves for litigation and regulatory proceedings	492	11
Other	56	42
Total current liabilities	2,066	1,330
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	629	1,008
Asset retirement obligations	489	542
Pension and other postretirement benefits	203	232
Regulatory liabilities	3,210	2,264
Affiliated liabilities	15	16
Other	189	124
Total deferred credits and other liabilities	4,735	4,186
Commitments and Contingencies (see Note 12)
Total capitalization and liabilities	$14,301	$14,963

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Loss

Year Ended December 31,	2019	2018	2017
(millions)
Operating Revenue(1)	$1,929	$2,762	$3,070
Operating Expenses:
Fuel used in electric generation(1)	573	671	594
Purchased power(1)	54	92	80
Gas purchased for resale(1)	216	239	206
Other operations and maintenance	388	449	417
Other operations and maintenance – affiliated suppliers	244	182	180
Impairment of assets and other charges	695	1,376	1,118
Depreciation and amortization	450	327	312
Other taxes(1)	250	257	246
Total operating expenses	2,870	3,593	3,153
Operating loss	(941)	(831)	(83)
Other income (expense), net	(33)	129	28
Interest charges, net of allowance for funds used during construction of $5, $9 and $15(1)	260	303	288
Loss before income tax benefit	(1,234)	(1,005)	(343)
Income tax benefit	(12)	(416)	(171)
Net Loss	(1,222)	(589)	(172)
Other Comprehensive Income:
Deferred cost of employee benefit plans, net of tax of $-, $- and $-	1	1	—
Total Comprehensive Loss	(1,221)	(588)	(172)
Comprehensive Income Attributable to Noncontrolling Interest	18	25	13
Comprehensive Loss Attributable to Common Shareholder	$(1,239)	$(613)	$(185)

(1)	See Note 16 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2019	2018	2017
(millions)
Operating Activities
Net loss	$(1,222)	$(589)	$(172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of assets and other charges	576	1,376	1,118
Provision for refunds to electric customers	800	—	—
Gain on sale of assets	(7)	—	—
Deferred income taxes, net	(379)	(184)	(780)
Depreciation and amortization	464	342	323
Amortization of nuclear fuel	53	47	44
Other adjustments	(7)	(17)	(49)
Changes in certain assets and liabilities:
Receivables	(33)	50	(32)
Receivables – affiliated and related party	1	(2)	12
Income tax receivable	—	198	(145)
Inventories	(76)	(54)	(60)
Prepayments	(9)	—	6
Regulatory assets	(20)	(179)	185
Regulatory liabilities	265	(360)	899
Accounts payable	(54)	61	20
Accounts payable – affiliated and related party	(15)	—	(28)
Revenue subject to refund	(73)	77	—
Unrecognized tax benefits	52	19	(241)
Taxes accrued	(10)	31	13
Pension and other postretirement benefits	(27)	15	(21)
Other assets and liabilities	169	96	(86)
Net cash provided by operating activities	448	927	1,006
Investing Activities
Property additions and construction expenditures	(497)	(633)	(928)
Proceeds from monetization of guaranty settlement	—	—	1,096
Proceeds from investments and sales of assets	39	40	118
Purchase of investments	(54)	(29)	(122)
Purchase of investments – affiliate	—	(111)	—
Payments upon interest rate derivative contract settlement	—	—	(39)
Proceeds from interest rate derivative contract settlement	—	115	—
Investment in affiliate, net	344	(214)	(28)
Net cash provided by (used in) investing activities	(168)	(832)	97
Financing Activities
Proceeds from issuance of debt	—	795	—
Proceeds from issuance of affiliated debt	230	—	—
Repayment of long-term debt, including redemption premiums	(1,890)	(825)	(12)
Dividend to parent	(30)	(173)	(319)
Short-term borrowings, net	(73)	(179)	(552)
Short-term borrowings – affiliated, net	292	—	—
Money pool borrowings, net	—	245	8
Contribution from parent	838	24	3
Contribution returned to parent	(20)	—	—
Net cash used in financing activities	(653)	(113)	(872)
Net increase (decrease) in cash, restricted cash and equivalents	(373)	(18)	231
Cash, restricted cash and equivalents at beginning of period(1)	377	395	164
Cash, restricted cash and equivalents at end of period(1)	$4	$377	$395
Supplemental Cash Flow Information
Cash for:
Interest paid (net of capitalized interest of $5, $9 and $15)	220	264	269
Income taxes paid	13	3	47
Income taxes received	—	216	145
Noncash investing and financing activities:(2)
Accrued construction expenditures	120	69	99
Leases(3)	12	8	8
Contributed capital	1	6	—

(1)	For the years ended December 31, 2019, 2018 and 2017 there were no restricted cash and equivalent balances.
(2)	See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.
(3)	Includes $4 million of financing leases and $8 million of operating leases for the year ended December 31, 2019 and $8 million of capital leases for both years ended December 31, 2018 and 2017.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

	Common Stock
(millions)	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
December 31, 2016	40	$2,860	$2,481	$(3)	$134	$5,472
Total comprehensive income (loss) available (attributable) to common shareholder			(185)	(1)	13	(173)
Capital contribution from parent					3	3
Dividend to parent			(314)		(8)	(322)
December 31, 2017	40	2,860	1,982	(4)	142	4,980
Total comprehensive income (loss) available (attributable) to common shareholder			(614)	1	25	(588)
Capital contribution from parent					24	24
Dividend to parent			(89)		(12)	(101)
December 31, 2018	40	2,860	1,279	(3)	179	4,315
Cumulative-effect of change in accounting principle			1	(1)		—
Total comprehensive income (loss) available (attributable) to common shareholder			(1,240)	1	18	(1,221)
Capital contribution from parent		835			3	838
Capital contribution returned to parent					(20)	(20)
Dividend to parent			(20)			(20)
December 31, 2019	40	$3,695	$20	$(3)	$180	$3,892

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Notes to Consolidated Financial Statements

1.  NATURE OF OPERATIONS

DESC is a wholly-owned subsidiary of SCANA which, effective January 2019, is a wholly-owned subsidiary of Dominion Energy.

DESC is engaged in the generation, transmission and distribution of electricity in the central, southern and southwestern portions of South Carolina. Additionally, DESC sells natural gas to residential, commercial and industrial customers in South Carolina.

Beginning in December 2019, DESC manages its daily operations through one primary operating segment: Dominion Energy South Carolina. It also reports a Corporate and Other segment that primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

DESC makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues, expenses and cash flows for the periods presented. Actual results may differ from those estimates.

DESC’s Consolidated Financial Statements include, after eliminating intercompany balances and transactions, the accounts of DESC, GENCO and Fuel Company. DESC has concluded that GENCO and Fuel Company are VIE’s due to the members lacking the characteristics of a controlling financial interest. DESC is the primary beneficiary of GENCO and Fuel Company and therefore is required to consolidate the VIE’s. The equity interests in GENCO and Fuel Company are held solely by SCANA, DESC’s parent. As a result, GENCO and Fuel Company’s equity and results of operations are reflected as noncontrolling interest in the Consolidated Financial Statements.

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold exclusively to DESC, pursuant to a FERC approved power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. GENCO’s property (carrying value of $508 million) previously served as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for DESC's nuclear fuel, certain fossil fuels and emission and other environmental allowances. See also Note 6.

Additionally, DESC purchases shared services from DESS, an affiliated VIE that provides accounting, legal, finance and certain administrative and technical services to all SCANA subsidiaries, including DESC. DESC has determined that it is not the primary beneficiary of DESS as it does not have either the power to direct the activities that most significantly impact its economic performance or an obligation to absorb losses and benefits which could be significant to it. See Note 16 for amounts attributable to affiliates.

DESC reports certain contracts and instruments at fair value. See Note 9 for further information on fair value measurements.

DESC maintains pension and other postretirement benefit plans. See Note 11 for further information on these plans.

Certain amounts in the 2018 and 2017 Consolidated Financial Statements and Notes have been reclassified to conform to the 2019 presentation for comparative purposes; however, such reclassifications did not affect DESC’s net income, total assets, liabilities, equity or cash flows.

Utility Plant

Utility plant is stated at original cost. The costs of additions, replacements and betterments to utility plant, including direct labor, material and indirect charges for engineering, supervision and AFUDC, are added to utility plant accounts. The original cost of utility property retired or otherwise disposed of is removed from utility plant accounts and generally charged to accumulated depreciation. The costs of repairs and replacements of items of property determined to be less than a unit of property or that do not increase the asset’s life or functionality are charged to expense.

AFUDC is a noncash item that reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFUDC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. DESC calculated AFUDC using average composite rates of 4.3%, 7.0% and 3.9% for 2019, 2018 and 2017, respectively. These rates do not exceed the maximum rates allowed in the various regulatory jurisdictions. DESC capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

For property subject to cost-of-service rate regulation that will be abandoned significantly before the end of its useful life, the net carrying value is reclassified from utility plant-in-service when it becomes probable it will be abandoned and recorded as a regulatory asset for amounts expected to be collected through future rates.

Provisions for depreciation and amortization are recorded using the straight-line method based on the estimated service lives of the various classes of property, and in most cases, include provisions for future cost of removal. The composite weighted average depreciation rates for utility plant by function were as follows:

	2019	2018
Generation	2.50%	2.61%
Transmission	2.57%	2.74%
Distribution	2.41%	2.41%
Storage	2.74%	2.71%
General and other	3.22%	3.18%

DESC records nuclear fuel amortization using the units-of-production method, which is included in fuel used in electric generation and recovered through the fuel cost component of retail electric rates.

Major Maintenance

Planned major maintenance costs related to certain fossil fuel turbine equipment and nuclear refueling outages are accrued in periods other than when incurred in accordance with approval by the South Carolina Commission for such accounting treatment and rate recovery of expenses accrued thereunder. The difference between such cumulative major maintenance costs and cumulative collections is classified as a regulatory asset or regulatory liability on the consolidated balance sheet. Other planned major maintenance is expensed when incurred.

DESC is authorized to collect $18 million annually through electric rates to offset certain turbine maintenance expenditures. For the years ended December 31, 2019 and 2018, DESC incurred $10 million and $16 million, respectively, for turbine maintenance.

Nuclear refueling outages are scheduled 18 months apart. As approved by the South Carolina Commission, DESC accrues $17 million annually for its portion of the nuclear refueling outages scheduled from the spring of 2014 through the spring of 2020. Refueling outage costs incurred for which DESC was responsible totaled $2 million in 2019 and $29 million in 2018.

Asset Retirement Obligations

DESC recognizes AROs at fair value as incurred or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement activities to be performed, for which a legal obligation exists. These amounts are generally capitalized as costs of the related tangible long-lived assets. Since relevant market information is not available, fair value is estimated using discounted cash flow analyses. Periodically, DESC assesses its AROs to determine if circumstances indicate that estimates of the amounts or timing of future cash flows associated with retirement activities have changed. AROs are adjusted when significant changes in the amounts or timing of future cash flows are identified. DESC reports accretion of AROs and depreciation on asset retirement costs as an adjustment to regulatory assets.

Nuclear Decommissioning

Based on a decommissioning cost study completed in 2016, DESC’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer, including the cost of decommissioning plant components both subject to and not subject to radioactive contamination, totals $646 million, stated in 2019 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer. The cost estimate assumes that the site will be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

Under DESC’s method of funding decommissioning costs, DESC transfers to an external trust fund the amounts collected through rates ($3 million in each period presented), less expenses. The trust invests the amounts transferred into insurance policies on the lives of certain company personnel. Insurance proceeds are reinvested in insurance policies. The asset balance held in trust reflects the net cash surrender value of the insurance policies and cash held by the trust. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures for Summer on an after-tax basis.

Cash, Restricted Cash and Equivalents

Cash, restricted cash and equivalents include cash on hand, cash in banks and temporary investments purchased with an original maturity of three months or less. At December 31, 2019, there were no restricted cash and equivalent balances. At December 31, 2018, cash and cash equivalents at DESC included $115 million held in escrow pending a settlement which was contingent on the consummation of the merger with Dominion Energy. As such, DESC did not consider this amount to be restricted at December 31, 2018.

Receivables

Customer receivables reflect amounts due from customers arising from the delivery of energy or related services and include both billed and unbilled amounts earned pursuant to revenue recognition practices described in Note 4. Customer receivables are generally due within one month of receipt of invoices which are presented on a monthly cycle basis. Unbilled revenues totaled $114 million and $129 million at December 31, 2019 and 2018, respectively.

DESC sells electricity and natural gas and provides distribution and transmission services to customers in South Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of DESC’s customer base, which includes a large number of residential, commercial and industrial customers. Credit risk associated with accounts receivable is limited due to the large number of customers. DESC’s exposure to potential concentrations of credit risk results primarily from amounts due from Santee Cooper related to the jointly owned nuclear generating facilities at Summer. Such receivables represented approximately 10% of DESC’s accounts receivable balance at December 31, 2019.

Inventories

Materials and supplies include the average cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, at weighted average cost when used. Fuel inventory includes the average cost of coal, natural gas, fuel oil and emission allowances. Fuel is charged to inventory when purchased and is expensed, at weighted average cost, as used and recovered through fuel cost recovery rates approved by the South Carolina Commission.

Income Taxes

A consolidated federal income tax return was filed for SCANA, including DESC for years through 2018. Beginning in 2019, SCANA and DESC are part of Dominion Energy’s consolidated federal income tax return. In addition, where applicable, combined income tax returns for Dominion Energy, including DESC, are filed in various states including South Carolina; otherwise, separate state income tax returns are filed.

DESC participated in intercompany tax sharing agreements with SCANA through the SCANA Combination, and currently participates in similar agreements with Dominion Energy. Under both SCANA and Dominion Energy’s tax sharing agreements, current income taxes are based on taxable income or loss and credits determined on a separate company basis.

Under the agreements, if a subsidiary incurs a tax loss or earns a credit, recognition of current income tax benefits is limited to refunds of prior year taxes obtained by the carryback of the net operating loss or credit or to the extent the tax loss or credit is absorbed by the taxable income of other SCANA or Dominion Energy consolidated group members. Otherwise, the net operating loss or credit is carried forward and is recognized as a deferred tax asset until realized.

The 2017 Tax Reform Act included a broad range of tax reform provisions affecting DESC, including changes in corporate tax rates and business deductions. The 2017 Tax Reform Act reduces the corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. Deferred tax assets and liabilities are classified as noncurrent in the Consolidated Balance Sheets and measured at the enacted tax rate expected to apply when temporary differences are realized or settled. Thus, at the date of enactment, federal deferred taxes were remeasured based upon the new 21% tax rate. The total effect of tax rate changes on deferred tax balances was recorded as a component of the income tax provision related to continuing operations for the period in which the law is enacted, even if the assets and liabilities relate to other components of the financial statements, such as items of accumulated other comprehensive income. DESC, as a rate-regulated utility, was required to adjust deferred income tax assets and liabilities for the change in income tax rates. However, if it is probable that the effect of the change in income tax rates will be recovered or shared with customers in future rates, DESC recorded a regulatory asset or liability instead of an increase or decrease to deferred income tax expense.

Accounting for income taxes involves an asset and liability approach. Deferred income tax assets and liabilities are provided, representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Accordingly, deferred taxes are recognized for the future consequences of different treatments used for the reporting of transactions in financial accounting and income tax returns. DESC establishes a valuation allowance when it is more-likely-than-not that all, or a portion, of a deferred tax asset will not be realized. DESC did not have any valuation allowances recorded for the periods presented. Where the treatment of temporary differences is different for rate-regulated operations, a regulatory asset is recognized if it is probable that future revenues will be provided for the payment of deferred tax liabilities.

DESC recognizes positions taken, or expected to be taken, in income tax returns that are more-likely-than-not to be realized, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2019, DESC had $132 million of unrecognized tax benefits.

If it is not more-likely-than-not that a tax position, or some portion thereof, will be sustained, the related tax benefits are not recognized in the financial statements. Unrecognized tax benefits may result in an increase in income taxes payable, a reduction of income tax refunds receivable or changes in deferred taxes. Also, when uncertainty about the deductibility of an amount is limited to the timing of such deductibility, the increase in income taxes payable (or reduction in tax refunds receivable) is accompanied by a decrease in deferred tax liabilities. Except when such amounts are presented net with amounts receivable from or amounts prepaid to tax authorities, noncurrent income taxes payable related to unrecognized tax benefits are classified in other deferred credits and other liabilities on the Consolidated Balance Sheets and current payables are included in taxes accrued on the Consolidated Balance Sheets.

DESC recognizes interest on underpayments and overpayments of income taxes in interest expense and interest income, respectively. Penalties are also recognized in other expenses.

Interest expense for DESC was $18 million, $8 million and less than $1 million in 2019, 2018, and 2017, respectively. Interest income for DESC was $2 million in 2019 and 2018, and less than $1 million in 2017. DESC also recorded penalty expenses of $7 million in 2019.

At December 31, 2019, DESC had an income tax-related affiliated receivable of $21 million from Dominion Energy. This balance is expected to be received from Dominion Energy.

At DESC investment tax credits are deferred and amortized over the service lives of the properties giving rise to the credits. Production tax credits are recognized as energy is generated and sold.

Regulatory Assets and Liabilities

The accounting for DESC’s regulated gas and regulated electric operations differs from the accounting for nonregulated operations in that DESC is required to reflect the effect of rate regulation in its Consolidated Financial Statements. For regulated businesses subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred.

DESC evaluates whether or not recovery of its regulatory assets through future rates is probable as well as whether a regulatory liability due to customers is probable and makes various assumptions in its analyses. These analyses are generally based on:

•	Orders issued by regulatory commissions, legislation and judicial actions;
•	Past experience;
•	Discussions with applicable regulatory authorities and legal counsel;
•	Forecasted earnings; and
•	Considerations around the likelihood of impacts from events such as unusual weather conditions, extreme weather events and other natural disasters and unplanned outages of facilities.

Generally, regulatory assets and liabilities are amortized into income over the period authorized by the regulator. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. A regulatory liability, if considered probable, will be recorded in the period such assessment is made or reversed into earnings if no longer probable. See Note 3 to the Consolidated Financial Statements for additional information.

Derivative Instruments

DESC uses derivative instruments such as swaps to manage interest rate risks of its business operations. Derivatives are required to be reported in the Consolidated Balance Sheets at fair value. Derivative contracts representing unrealized gain positions are reported as derivative assets. Derivative contracts representing unrealized losses are reported as derivative liabilities.

DESC does not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. DESC had margin assets of $19 million and $11 million associated with cash collateral at December 31, 2019 and 2018, respectively. DESC had no margin liabilities associated with cash collateral at December 31, 2019 and 2018. See Note 8 for further information about derivatives.

Changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities. Realized gains or losses on the derivative instruments are generally recognized when the related transactions impact earnings. All income statement activity, including amounts realized upon settlement, is presented in interest charges based on the nature of the underlying risk.

DERIVATIVE INSTRUMENTS DESIGNATED AS HEDGING INSTRUMENTS

In accordance with accounting guidance pertaining to derivatives and hedge accounting, DESC designates a portion of their derivative instruments as cash flow hedges for accounting purposes. For derivative instruments that are accounted for as cash flow hedges, the cash flows from the derivatives and from the related hedged items are classified in operating cash flows.

Cash Flow Hedges- DESC uses interest rate swaps to hedge its exposure to variable interest rates on long-term debt. For transactions in which the Company is hedging the variability of cash flows, changes in the fair value of the derivatives are reported in regulatory assets or liabilities. Any derivative gains or losses reported in regulatory assets or liabilities are reclassified to earnings when the forecasted item is included in earnings. For cash flow hedge transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable.

Pursuant to regulatory orders, interest rate derivatives entered into by DESC after October 2013 were not designated for accounting purposes as cash flow hedges, and fair value changes and settlement amounts related to them have been recorded as regulatory assets and liabilities. Settlement losses on swaps generally have been amortized over the lives of subsequent debt issuances, and gains have been amortized to interest charges or have been applied as otherwise directed by the South Carolina Commission. See Note 3 and Note 17 regarding the settlement gains realized in the first quarter of 2018.

Debt Issuance Costs

DESC defers and amortizes debt issuance costs and debt premiums or discounts over the expected lives of the respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. Deferred debt issuance costs are recorded as a reduction in long-term debt in the Consolidated Balance Sheets. Amortization of the issuance costs is reported as interest charges. As permitted by regulatory authorities, gains or losses resulting from the refinancing or redemption of debt are deferred and amortized.

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

Statement of Operations Presentation

Revenues and expenses arising from regulated businesses are presented within Operating Income (Loss), and all other activities are presented within Other Income (Expense), net.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered, or contracts settled and includes amounts yet to be billed to customers. DESC collects sales, consumption, consumer utility taxes and sales taxes; however, these amounts are excluded from revenue and are recorded as liabilities until they are remitted to the respective taxing authority.

The primary types of sales and service activities reported as operating revenue for DESC, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, are as follows:

Revenue from Contracts with Customers

•	Regulated electric sales consist primarily of state-regulated retail electric sales, and federally-regulated wholesale electric sales and electric transmission services;
•	Regulated gas sales consist primarily of state-regulated natural gas sales and related distribution services; and
•	Other regulated revenue consists primarily of miscellaneous service revenue from electric and gas distribution operations and sales of excess electric capacity and other commodities.

Other Revenue

•	Other revenue consists primarily of alternative revenue programs, gains and losses from derivative instruments not subject to hedge accounting and lease revenues.

DESC records refunds to customers as required by the South Carolina Commission as a reduction to regulated electric sales or regulated gas sales, as applicable. Revenues from electric and gas sales are recognized over time, as the customers of DESC consume gas and electricity as it is delivered. Sales of products and services, typically transfer control and are recognized as revenue upon delivery of the product or service. The customer is able to direct the use of, and obtain substantially all of the benefits from, the product at the time the product is delivered. The contract with the customer states the final terms of the sale, including the description, quantity and price of each product or service purchased. Payment for most sales and services varies by contract type, but is typically due within a month of billing.

DESC customers subject to an electric fuel cost recovery component or a PGA are billed based on a fuel or cost of gas factor calculated in accordance with cost recovery procedures approved by the South Carolina Commission and subject to adjustment periodically. Any difference between actual costs and amounts contained in rates is adjusted through revenue and is deferred and included when making the next adjustment to the cost recovery factors.

Certain amounts deferred for the WNA arise under specific arrangements with regulators rather than customers and are accounted for as an alternative revenue program. This alternative revenue is included within Other operating revenues, separate from revenue arising from contracts with customers, in the month such adjustments are deferred within regulatory accounts. As permitted, DESC has elected to reduce the regulatory accounts in the period when such amounts are reflected on customer bills without affecting operating revenues.

Performance obligations which have not been satisfied by DESC relate primarily to demand or standby service for natural gas. Demand or standby charges for natural gas arise when an industrial customer reserves capacity on assets controlled by the service provider and may use that capacity to move natural gas it has acquired from other suppliers. For all periods presented, the amount of revenue recognized by DESC for these charges is equal to the amount of consideration DESC has a right to invoice and corresponds directly to the value transferred to the customer.

Leases

DESC leases certain assets including vehicles, real estate, office equipment and other assets under both operating and finance leases. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease agreement, subject to regulatory framework. Rent expense associated with operating leases, short-term leases and variable leases is primarily recorded in other operations and maintenance expense in the Consolidated Statements of Comprehensive Loss. Rent expense associated with finance leases results in the separate presentation of interest expense on the lease liability and amortization expense of the related right-of-use asset in the Consolidated Statements of Comprehensive Loss. Amortization expense and interest charges associated with finance leases are recorded in depreciation and amortization and interest charges, respectively, in the Consolidated Statements of Comprehensive Loss or deferred within regulatory assets in the Consolidated Balance Sheets.

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

New Accounting Standards

REVENUE RECOGNITION

In May 2014, the FASB issued revised accounting guidance for revenue recognition from contracts with customers. DESC adopted this revised accounting guidance for interim and annual reporting periods beginning January 1, 2018 using the modified retrospective method. No cumulative effect adjustment was recognized upon adoption. For additional required disclosures, see Note 4.

LEASES

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

The guidance became effective for DESC's interim and annual reporting periods beginning January 1, 2019. DESC adopted this revised accounting guidance using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the date of adoption. Under this approach, DESC utilized the transition practical expedient to maintain historical presentation for periods before January 1, 2019. DESC also applied the other practical expedients, which required no reassessment of whether existing contracts are or contain leases, no reassessment of lease classification for existing leases and no evaluation of existing or expired land easements that were not previously accounted for as leases. In connection with the adoption of this revised accounting guidance, DESC recorded $19 million of offsetting right-of-use assets and liabilities for operating leases in effect at the adoption date. See Note 13 for additional information.

NET PERIODIC PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

In March 2017, the FASB issued revised accounting guidance for the presentation of net periodic pension and other postretirement benefit costs. This guidance became effective for DESC beginning January 1, 2018 and requires that the service cost component of net periodic pension and other postretirement benefit costs be classified in the same line item as other compensation costs arising from services rendered by employees, while all other components of net periodic pension and other postretirement costs are classified outside of income from operations. In addition, only the service cost component remains eligible for capitalization during construction. The standard also recognizes that in the event that a regulator continues to require capitalization of all net periodic benefit costs prospectively, the difference would result in recognition of a regulatory asset or liability. For costs not capitalized for which regulators are expected to provide recovery, a regulatory asset will be established.

TAX REFORM

In February 2018, the FASB issued revised accounting guidance to provide clarification on the application of the 2017 Tax Reform Act for balances recorded within AOCI. The revised guidance provides for stranded amounts within AOCI from the impacts of the 2017 Tax Reform Act to be reclassified to retained earnings. DESC adopted this guidance for interim and annual reporting periods beginning January 1, 2019 on a prospective basis. In connection with the adoption of this guidance, DESC reclassified a benefit of $1 million from AOCI to retained earnings. The amounts reclassified reflect the reduction in the federal income tax rate, and the federal benefit of state income taxes, on the components of DESC’s AOCI.

3.  RATE AND OTHER REGULATORY MATTERS

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

FERC

In June 2019, DESC submitted the 2015 Task Order as a stand-alone rate schedule, which governs DESC’s provision of retail service to the DOE at the Savannah River Site. The 2015 Task Order also includes provisions that govern the operations and maintenance of certain transmission facilities, which DESC had determined to be services that are likely subject to FERC’s jurisdiction. DESC requested that FERC accept the 2015 Task Order for filing to become effective in August 2019 and accept the refund analysis included in the filing for amounts collected under the 2015 Task Order as well as under two prior task orders commencing in 1995 and each covering ten-year periods. During the second quarter of 2019, DESC recorded a $6 million ($4 million after-tax) charge primarily within interest charges in DESC’s Consolidated Statements of Comprehensive Loss. In August 2019, DESC submitted a motion to withdraw the 2015 Task Order filing and related refund analysis as requested by FERC staff. As a result, DESC recorded a $10 million ($7 million after-tax) benefit, primarily within interest charges in DESC’s Consolidated Statements of Comprehensive Loss during the third quarter of 2019, to remove previously recorded reserves.

2017 Tax Reform Act

The 2017 Tax Reform Act lowered the federal corporate tax rate from 35% to 21% effective January 1, 2018. In response, the South Carolina Commission has required DESC to track and defer impacts related to the 2017 Tax Reform Act arising from customer rates in 2018 as subject to refund. In addition, as further discussed under Regulatory Assets and Regulatory Liabilities below, certain accumulated deferred income taxes contained within regulatory liabilities represent excess deferred income taxes arising from the remeasurement of deferred income taxes upon the enactment of the 2017 Tax Reform Act. Certain of these amounts are protected under normalization rules and will be amortized at the weighted average tax rate used to build the reserves over the remaining regulatory life of the property. Other, non-plant related regulatory liabilities will be amortized to the benefit of customers, as instructed by our regulators.

As part of the SCANA Combination, the South Carolina Commission approved credits of approximately $100 million by DESC for the impact of the lower federal tax rate resulting from the 2017 Tax Reform Act. The credits included amounts which had been collected through customer rates in 2018 and January 2019 and also included the effects of the amortization of certain excess deferred taxes during the same period. These credits were included in bills rendered on and after the first billing cycle of February 2019. In addition, the South Carolina Commission approved the implementation of a tax rider whereby amounts collected though customer rates effectively would be reduced and excess deferred income taxes arising from the remeasurement of deferred income taxes upon the enactment of the 2017 Tax Reform Act will be amortized to the benefit of customers. This tax rider reduced base rates to customers by approximately $63 million in 2019 and is expected to reduce these rates by $67 million in 2020. Unamortized excess deferred income taxes that remain at the end of 2020 will be considered in future rate proceedings.

DESC’s provision of electric transmission service is pursuant to a FERC approved formula rate. In December 2019, FERC issued an order requiring transmission providers with transmission formula rates to account for the impacts of the 2017 Tax Reform Act on rates charged to customers. The order requires companies to include a mechanism to decrease or increase their income tax allowances to account for the 2017 Tax Reform Act and any other future changes in tax law, and to submit annual information reflecting the amortization of these excess deferred income taxes. DESC will make such changes to its formula rate as part of its annual update in May 2020.

In January 2020, GENCO filed to modify its formula rate to incorporate a mechanism to decrease or increase its income tax allowances by any excess deferred income taxes resulting from the 2017 Tax Reform Act, and future changes in tax laws. These modifications are expected to decrease charges to DESC for the power it purchases from GENCO.

Electric – BLRA

In July 2018, the South Carolina Commission issued orders implementing a legislatively-mandated temporary reduction in revenues that could be collected by DESC from customers under the BLRA. These orders reduced the portion of DESC’s retail electric rates associated with the NND Project from approximately 18% of the average residential electric customer's bill to approximately 3%, which equates to a reduction in revenues of approximately $31 million per month, retroactive to April 1, 2018. As a result, in 2018 DESC recorded a charge of $109 million ($82 million after-tax) to operating revenues in DESC’s Consolidated Statements of Comprehensive Loss. The temporary rate reduction remained in effect until February 2019 when rates pursuant to the SCANA Merger Approval Order became effective.

Other Regulatory Matters

Electric – Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC.

In February 2020, DESC filed with the South Carolina Commission a proposal to decrease the total fuel cost component of retail electric rates. DESC’s proposed decrease would reduce annual base fuel component recoveries by approximately $44 million and is projected to return to customers the existing over-collected balance while recovering DESC’s current base fuel costs over the 12-month period beginning with the first billing cycle of May 2020. In addition, DESC proposed an increase to its variable environmental and DER components. This matter is pending.

In April 2019, the South Carolina Commission approved DESC’s proposal to decrease the total fuel cost component of retail electric rates. DESC's proposal included maintaining its base fuel component at the current level to produce a projected under-recovered balance of $35 million at the end of the 12-month period beginning with the first billing cycle of May 2019 and requested carrying costs for any base fuel under-collected balances, should they occur. DESC also proposed reducing its variable environmental component and maintaining or reducing its DER components. Changes in rates became effective beginning with the first billing cycle of May 2019.

In April 2018, the South Carolina Commission approved DESC’s proposal to increase the total fuel cost component of retail electric rates. Petitions for rehearing and reconsideration were filed by various parties, and on October 30, 2018, the South Carolina Commission issued an order granting one such petition related to DESC supplying certain information as in previous years. The other petitions were denied, and certain parties have appealed the decision to deny their petitions to the South Carolina Supreme Court. These appeals primarily relate to avoided cost rates that DESC is required to pay to solar energy developers, and these appeals are pending. DESC cannot predict the outcome of these matters.

Electric Transmission Projects

In 2020, DESC expects to begin several electric transmission projects in connection with two new nuclear plants under development by Southern. These transmission projects are required to be in place prior to these plants beginning operations to maintain reliability. DESC anticipates the projects to go into service in phases, costing approximately $75 million in aggregate. In February 2020, DESC filed an application with the South Carolina Commission requesting approval to construct and operate 28 miles of 230 kV transmission lines in Aiken County, South Carolina estimated to cost approximately $30 million. This matter is pending.

Electric – Other

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

In January 2020, DESC submitted its annual DSM programs filing to the South Carolina Commission. If approved the filing would allow recovery of approximately $40 million of costs and net lost revenues associated with DSM programs, along with an incentive to invest in such programs. This matter is pending.

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. No adjustment was made in 2019. In 2020, DESC requested that the South Carolina Commission approve an adjustment to this rider to decrease annual revenue by approximately $11 million. This matter is pending.

Gas

In June 2019, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2019 with a total revenue requirement of $437 million. This represents a $7 million overall increase to its natural gas rates under the terms of the RSA effective for the rate year beginning November 2019. In October 2019, the South Carolina Commission approved a total revenue requirement of $436 million effective with the first billing cycle of November 2019.

DESC's natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred, including transportation costs. DESC’s gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the South Carolina Commission.

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

At December 31,	2019	2018
(millions)
Regulatory assets:
NND Project costs(1)	$138	127
Deferred employee benefit plan costs(2)	13	16
Other unrecovered plant(3)	14	14
DSM programs(4)	17	14
AROs(5)	28	—
Cost of fuel under-collections(6)	13	13
Other	48	40
Regulatory assets - current	271	224
NND Project costs(1)	2,503	2,641
AROs(5)	293	380
Cost of reacquired debt(7)(8)	259	14
Deferred employee benefit plan costs(2)	196	256
Deferred losses on interest rate derivatives(9)	305	442
Other unrecovered plant(3)	69	79
DSM programs(4)	54	51
Environmental remediation costs(10)	22	24
Deferred storm damage costs(11)	44	35
Deferred transmission operating costs(12)	37	15
Other(13)	110	123
Regulatory assets - noncurrent	3,892	4,060
Total regulatory assets	$4,163	$4,284
Regulatory liabilities:
Monetization of guaranty settlement(14)	$67	61
Income taxes refundable through future rates(15)	16	52
Reserve for refunds to electric utility customers(16)	143	—
Other	30	13
Regulatory liabilities - current	256	126
Monetization of guaranty settlement(14)	970	1,037
Income taxes refundable through future rates(15)	948	607
Asset removal costs(17)	552	541
Deferred gains on interest rate derivatives(9)	71	75
Reserve for refunds to electric utility customers(16)	656	—
Other	13	4
Regulatory liabilities – noncurrent	3,210	2,264
Total regulatory liabilities	$3,466	$2,390

(1)

Reflects expenditures associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from electric service customers over a 20-year period ending in 2039. See Note 12 for more information.

(2)

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

(3)

Represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. DESC is amortizing these amounts through cost of service rates over the units' previous estimated remaining useful lives through 2025. Unamortized amounts are included in rate base and are earning a current return.

(4)	Represents deferred costs associated with electric demand reduction programs, and such deferred costs are currently being recovered over five years through an approved rate rider.

(5)

Represents deferred depreciation and accretion expense related to legal obligations associated with the future retirement of generation, transmission and distribution properties. The AROs primarily relate to DESC’s electric generating facilities, including Summer, and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 105 years.

(6)   Represents amounts under-collected from customers pursuant to the cost of fuel components approved by the South Carolina Commission.

(7)

Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt or over the life of the replacement debt if refinanced. The reacquired debt had a weighted-average life of approximately 26 years as of December 31, 2019.

(8)   During 2019, DESC purchased certain of its first mortgage bonds as discussed in Note 6. As a result of these transactions, DESC incurred net costs, including write-offs of unamortized discount, premium and debt issuance costs, of $270 million.

(9)

Represents (i) the changes in fair value and payments made or received upon settlement of certain interest rate derivatives designated as cash flow hedges and (ii) the changes in fair value and payments made or received upon settlement of certain other interest rate derivatives not so designated. The amounts recorded with respect to (i) are expected to be amortized to interest expense over the lives of the underlying debt through 2043.The amounts recorded with respect to (ii) are expected to be similarly amortized to interest expense through 2065.

(10)

Reflects amounts associated with the assessment and clean-up of sites currently or formerly owned by DESC. Such remediation costs are expected to be recovered over periods of up to 16 years. See Note 12 for more information.

(11)	Represents storm restoration costs for which DESC expects to receive future recovery through customer rates.
(12)	Includes deferred depreciation and property taxes associated with certain transmission assets for which DESC expects recovery from customers through future rates. See Note 12 for more information.
(13)	Various other regulatory assets are expected to be recovered through rates over varying periods through 2047.
(14)

Represents proceeds related to the monetization of the Toshiba Settlement. In accordance with the SCANA Merger Approval Order, this balance, net of amounts that may be required to satisfy liens, will be refunded to electric customers over a 20-year period ending in 2039. See Note 12 for more information.

(15)

Includes (i) excess deferred income taxes arising from the remeasurement of deferred income taxes in connection with the enactment of the 2017 Tax Reform Act (certain of which are protected under normalization rules and will be amortized over the remaining lives of related property, and certain of which will be amortized to the benefit of customers over prescribed periods as instructed by regulators) and (ii) deferred income taxes arising from investment tax credits, offset by (iii) deferred income taxes that arise from utility operations that have not been included in customer rates (a portion of which relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to 85 years). See Note 7 for more information.

(16)

Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited to customers over an estimated 11-year period in connection with the SCANA Merger Approval Order. See Note 12 for more information.

(17)	Represents estimated net collections through depreciation rates of amounts to be expended for the removal of assets in the future.

Regulatory assets have been recorded based on the probability of their recovery. All regulatory assets represent incurred costs that may be deferred under GAAP for regulated operations. The South Carolina Commission or the FERC has reviewed and approved through specific orders certain of the items shown as regulatory assets. In addition, regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by one of these regulatory agencies, including deferred transmission operating costs that are the subject of regulatory proceedings as discussed in Note 12. While such costs are not currently being recovered, management believes that they would be allowable under existing rate-making concepts embodied in rate orders or applicable state law and expects to recover these costs through rates in future periods.
4.  OPERATING REVENUE

The Company’s operating revenue, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, consists of the following:

Year Ended December 31,	2019		2018
(millions)	Electric	Gas	Electric	Gas
Customer class:
Residential	$669	$194	$1,054	$208
Commercial	507	111	744	117
Industrial	224	81	385	92
Other	116	18	132	17
Revenues from contracts with customers	1,516	404	2,315	434
Other revenues	9	—	12	1
Total Operating Revenues	$1,525	$404	$2,327	$435

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $9 million and $4 million at December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, DESC recognized revenue of $3 million and $4 million from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Contract Costs

Costs to obtain contracts are generally expensed when incurred. In limited instances, DESC provides economic development grants intended to support economic growth within DESC’s electric service territory and defers such grants as regulatory assets on the Consolidated Balance Sheets. Whenever these grants are contingent on a customer entering into a long-term electric supply contract with DESC, they are considered costs to obtain that underlying contract. Such costs that exceed certain thresholds are deferred and amortized on a straight-line basis over the term of the related service contract, which generally ranges from ten to 15 years.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	2019	2018
Beginning balance, January 1	$15	$16
Amortization	(2)	(1)
Ending balance, December 31	$13	$15

5.  EQUITY

For all periods presented, DESC's authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC's authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

In 2019, DESC received equity contributions of $835 million from SCANA which were funded by Dominion Energy. DESC primarily used these funds to redeem long-term debt and to repay intercompany credit agreement borrowings from Dominion Energy. See Note 6.

DESC’s bond indenture under which it issues first mortgage bonds contains provisions that could limit the payment of cash dividends on its common stock. DESC's bond indenture permits the payment of dividends on DESC's common stock only either (1) out of its Surplus (as defined in the bond indenture) or (2) in case there is no Surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At both December 31, 2019 and 2018, retained earnings of $115 million were restricted by this requirement as to payment of cash dividends on DESC’s common stock. In addition, pursuant to the SCANA Merger Approval Order, the amount of any DESC dividends paid must be reasonable and consistent with the long-term payout ratio of the electric utility industry and gas distribution industry.

At December 31, 2019, DESC’s retained earnings are below the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is prohibited from the payment of dividends without regulatory approval until the balance of its retained earnings increases.

6.  LONG-TERM AND SHORT-TERM DEBT

Long-term debt by type with related weighted-average coupon rates and maturities at December 31, 2019 and 2018 is as follows:

At December 31,	2019 Weighted- average Coupon(1)	2019	2018
(millions, except percentages)
DESC:
First Mortgage Bonds, 3.22% to 6.625%, due 2021 to 2065(2)	5.42%	$3,267	$4,990
Tax-Exempt Financings:
Variable rate due 2038	1.65%	35	35
3.625% and 4.00%, due 2028 and 2033	3.90%	54	54
Other	3.69%	1	—
GENCO:
Tax-Exempt Financing, variable rate due 2038	1.65%	33	33
Secured Senior Notes, 5.49% due 2024(3)		—	40
Affiliated note, 3.05% due 2024	3.05%	230	—
Total principal		3,620	5,152
Securities due within one year		—	(14)
Unamortized discount, premium and debt issuance costs, net		(32)	(36)
Finance leases		20	30
Total long-term debt		$3,608	$5,132

(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2019.
(2)

In February, March and September 2019, DESC purchased certain of its first mortgage bonds having an aggregate purchase price of $1.8 billion pursuant to tender offers. The February and March tender offers expired in the first quarter of 2019 and the September tender offer expired in the third quarter of 2019.

(3)	In May 2019, GENCO redeemed its 5.49% senior secured notes due in 2024 at the remaining principal outstanding of $33 million plus accrued interest.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2019, were as follows:

(millions, except percentages)	2020	2021	2022	2023	2024	Thereafter	Total
First Mortgage Bonds	$—	$33	$—	$—	$—	$3,234	$3,267
Tax-Exempt Financings	—	—	—	—	—	122	122
Other	—	—	—	—	230	1	231
Total	$—	$33	$—	$—	$230	$3,357	$3,620
Weighted-average coupon		3.25%			3.05%	5.34%

Substantially all of DESC’s electric utility plant is pledged as collateral in connection with long-term debt.

DESC is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be issued (Bond Ratio). For the year ended December 31, 2019, the Bond Ratio was 6.88. Adjusted Net Earnings, as therein defined, excludes the impairment loss.

Long-Term Debt – Affiliate

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

Short-Term Debt

In March 2019, DESC became a co-borrower under Dominion Energy's $6.0 billion joint revolving credit facility. DESC's short-term financing is supported through its access to this joint revolving credit facility, which can be used for working capital, as support for the combined commercial paper programs of DESC, Dominion Energy and certain other of its subsidiaries (co-borrowers), and for other general corporate purposes.

DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, were as follows:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
At December 31, 2019	$1,000	$—	$—

A maximum of $1.0 billion of the facility is available to DESC, less any amounts outstanding to co-borrowers. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At December 31, 2019, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term borrowings from DESC's parent or from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

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

In April 2019, DESC renewed its FERC authority through April 2020 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. In addition, in April 2019, GENCO renewed its FERC authority through April 2020 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. In January 2020, DESC and GENCO applied to FERC for a two-year short-term borrowing authorization. The applications are pending.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2020.

DESC received FERC approval to enter into an inter-company credit agreement in April 2019 with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At December 31, 2019, DESC had borrowings outstanding under this credit agreement totaling $355 million, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the twelve months ended December 31, 2019, DESC recorded interest charges of $3 million.

DESC participated in a utility money pool with SCANA and another regulated subsidiary of SCANA through April 2019. Fuel Company and GENCO remain in the utility money pool. Money pool borrowings and investments bear interest at short-term market rates. For the years ended December 31, 2019 and 2018, DESC recorded interest income from money pool transactions of $8 million and $4 million, respectively, and for the same periods DESC recorded interest expense from money pool transactions of $8 million and $4 million, respectively. DESC had outstanding money pool borrowings due to an affiliate of $219 million and investments due from an affiliate of $9 million at December 31, 2019. At December 31, 2018, DESC had outstanding money pool borrowings due to an affiliate of $282 million and investments due from an affiliate of $353 million. On its Consolidated Balance Sheets, DESC includes money pool borrowings within affiliated and related party payables and money pool investments within affiliated and related party receivables.

7.  INCOME TAXES

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. The interpretation of tax laws involves uncertainty, since tax authorities may interpret the laws differently. DESC is routinely audited by federal and state tax authorities. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows, and adjustments to tax-related assets and liabilities could be material.

The 2017 Tax Reform Act included a broad range of tax reform provisions. The 2017 Tax Reform Act reduced the corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. At the date of enactment, deferred tax assets and liabilities were remeasured based upon the new 21% enacted tax rate expected to apply when temporary differences are realized or settled. The specific provisions related to regulated public utilities in the 2017 Tax Reform Act generally allow for the continued deductibility of interest expense, changed the tax depreciation of certain property acquired after September 27, 2017, and continued certain rate normalization requirements for accelerated depreciation benefits.

As indicated in Note 2, DESC’s operations, including accounting for income taxes, are subject to regulatory accounting treatment. For regulated operations, many of the changes in deferred taxes represent amounts probable of collection from or refund to customers, and were recorded as either an increase to a regulatory asset or liability. The 2017 Tax Reform Act included provisions that stipulate how these excess deferred taxes may be passed back to customers for certain accelerated tax depreciation benefits. Potential sharing of other deferred taxes will be determined by our regulators. See Note 3 for more information.

DESC has completed the accounting for the effects of the 2017 Tax Reform Act, although changes could occur as additional guidance is issued and finalized, particularly as it relates to the deductibility of interest expense in consolidated groups such as Dominion Energy. In addition, the major states in which DESC operates have addressed conformity with some or all of the provisions of the 2017 Tax Reform Act, although they may have modified certain provisions.

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

Year Ended December 31,	2019	2018	2017
(millions)
Current:
Federal	$—	$(16)	$(410)
State	34	—	(18)
Total current expense (benefit)	34	(16)	(428)
Deferred:
Federal
Taxes before operating loss carryforwards, investment tax credits and tax reform	(90)	(216)	262
2017 Tax Reform Act impact	—	(176)	(1)
Tax utilization expense of operating loss carryforwards	102	46	—
State	(57)	(52)	(2)
Total deferred expense (benefit)	(45)	(398)	259
Investment tax credit-amortization	(1)	(2)	(2)
Total income tax expense (benefit)	$(12)	$(416)	$(171)

The 2017 Tax Reform Act reduced the statutory federal income tax rate to 21% beginning in January 2018. Accordingly, current and deferred income taxes are recorded at the new 21% rate.

Subsequent to the SCANA Combination, DESC’s annual utilization of its net operating losses are restricted by the tax law, however in certain circumstances the utilization may be increased if SCANA recognizes built-in gains on certain sales of assets. In December 2019, SCANA recognized a gain on the sale of SCANA Energy Marketing, Inc.’s assets to Dominion Energy, which increased the amount of DESC’s 2019 net operating loss utilization by approximately $79 million.

For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Year Ended December 31,	2019	2018	2017
U.S. statutory rate	21.0%	21.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.9	3.8	2.3
State investment tax credits	—	0.3	1.5
AFUDC - equity	—	0.2	1.5
Amortization of federal investment tax credits	0.1	0.2	0.6
Production tax credits	0.4	0.9	2.3
Domestic production activities deduction	—	—	5.2
Reversal of excess deferred income taxes	(1.4)	—	—
Federal legislative change	—	17.5	0.3
NND Project impairment	(2.4)	(2.3)	—
Write-off of regulatory asset	(15.8)	—	—
Changes in unrecognized tax benefits	(5.1)	—	—
Other	0.2	(0.2)	1.2
Effective tax rate	0.9%	41.4%	49.9%

At DESC, deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%. DESC has recorded an estimate of the portion of excess deferred income tax amortization in 2019, and changes in estimates of amounts probable of collection from or return to customers. The reversal of these excess deferred income taxes will impact the effective tax rate, and may ultimately impact rates charged to customers. See Note 3 for current year developments.

In connection with the SCANA Combination, Dominion Energy committed to forgo, or limit, the recovery of certain income tax-related regulatory assets associated with the NND Project. DESC’s effective tax rate reflects deferred income tax expense of $194 million in satisfaction of this commitment. In addition, DESC recorded deferred income tax expense of $30 million with a corresponding increase to regulatory liabilities by $40 million and deferred tax assets by $10 million related to adjustments of amounts probable of return to customers on the nuclear project.

In connection with the remeasurement of federal deferred income tax assets and liabilities resulting from the lower federal income tax rate, DESC recorded a deferred income tax benefit of approximately $1 million in the statements of operations for the year ended December 31, 2017. As a result of the filing of the 2017 tax return in the fourth quarter of 2018 and the additional impairment charges recorded in 2018, adjustments to such excess deferred income taxes of approximately $176 million were recorded. Also in connection with the additional impairment charges, DESC recorded additional adjustments to deferred income taxes in the aggregate amount of approximately $23 million. In addition, certain states in which DESC operates may or may not conform to some or all of the provisions of the 2017 Tax Reform Act. Ultimate resolution or clarification of these matters may result in favorable or unfavorable impacts to results of operations and cash flows, and adjustments to tax-related assets and liabilities, and such impacts or adjustments could be material.

DESC’s deferred income taxes consist of the following:

At December 31,	2019	2018
(millions)
Deferred income taxes:
Total deferred income tax assets	$1,258	$971
Total deferred income tax liabilities	1,868	1,960
Total net deferred income tax liabilities	$610	$989
Total deferred income taxes:
Depreciation method and plant basis differences	$1,007	$998
Excess deferred income taxes	(231)	(148)
Unrecovered nuclear plant cost	553	584
DESC rate refund	(169)	(1)
Toshiba settlement	(219)	(231)
Nuclear decommissioning	(43)	(9)
Deferred state income taxes	200	296
Federal benefit of deferred state income taxes	(42)	(62)
Deferred fuel, purchased energy and gas costs	7	1
Pension benefits	46	46
Other postretirement benefits	(35)	(35)
Loss and credit carryforwards	(391)	(520)
Other	(73)	70
Total net deferred income tax liabilities	$610	$989
Deferred Investment Tax Credits-Regulated Operations	19	19
Total Deferred Taxes and Deferred Investment Tax Credits	$629	$1,008

At December 31, 2019, DESC had the following deductible loss and credit carryforwards:

(millions)	Deductible Amount	Deferred Tax Asset	Expiration Period
Federal losses	$1,207	$254	2037
Federal production and other credits	—	38	2031-2038
State losses	1,849	92	2037
State investment and other credits	—	31	2026-2031
Total	$3,056	$415

A reconciliation of changes in DESC’s unrecognized tax benefits follows:

(millions)	2019	2018	2017
Balance at January 1	$106	$98	$350
Increases-prior period positions	76	8	—
Decreases-prior period positions	(53)	—	(273)
Increases-current period positions	3	—	21
Balance at December 31	$132	$106	$98

Throughout 2019, the evaluation of federal and state income tax positions taken in DESC’s tax returns prior to the SCANA Combination increased unrecognized tax benefits by $79 million and increased income tax expense by $67 million. In the fourth quarter of 2019, DESC also remeasured its beginning unrecognized tax benefits by $53 million. These changes were offset by a $45 million reduction in credit carryforward deferred tax assets and a $7 million increase to accrued taxes resulting in a $1 million benefit to income tax expense.

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations. If recognized, all the unrecognized tax benefits would impact the effective tax rate.

The statute is closed for IRS examination of years prior to 2010, except for certain outstanding refund claims. The IRS has completed examinations of DESC’s federal returns through 2012. The IRS is currently examining DESC’s federal returns from 2013 through 2017. With few exceptions, DESC is no longer subject to state and local income tax examinations by tax authorities for years prior to 2012.

It is reasonably possible that these unrecognized tax benefits may decrease by $65 million within the next twelve months. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by up to $4 million. Otherwise, with regard to 2019 and prior years, DESC cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2020.

DESC is also obligated to report adjustments resulting from IRS settlements to state tax authorities. In addition, if DESC utilizes operating losses or tax credits generated in years for which the statute of limitations has expired, such amounts are generally subject to examination.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

See Note 2 for the Company’s accounting policies, objectives, and strategies for using derivative instruments. See Note 9 for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on the Company’s Consolidated Balance Sheets. DESC’s derivative contracts include over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of setoff through master netting arrangements and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

In general, most over-the-counter transactions are subject to collateral requirements. Types of collateral for over-the-counter contracts include cash, letters of credit, and, in some cases, other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities.

Certain DESC derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. DESC’s derivatives with credit-related contingent provisions that were in a liability position were fully collateralized with cash at December 31, 2019 and 2018.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	December 31, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$19	$—	$19	$—	$11	$—	$11	$—
Total derivatives	$19	$—	$19	$—	$11	$—	$11	$—

Volumes

The following table presents the volume of derivative activity at December 31, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Interest rate(1)	$—	$71,400,000

(1)	Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At December 31, 2019
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

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Comprehensive Income (Loss):

Derivatives in Cash Flow Hedging Relationships

(millions)	Gain (loss) Reclassified from Deferred Accounts into Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Year Ended December 31, 2019
Derivative type and location of gains (losses):
Interest rate(2)	$—	$1
Total	$—	$1
Year Ended December 31, 2018
Derivative type and location of gains (losses):
Interest rate(2)	$(1)	$1
Total	$(1)	$1
Year Ended December 31, 2017
Derivative type and location of gains (losses):
Interest rate(2)	$(2)	$(2)
Total	$(2)	$(2)

(1)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Loss.

(2)	Amounts recorded in DESC’s Consolidated Statements of Comprehensive Loss are classified in interest charges.

Derivatives Not designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2019	2018	2017
Derivative type and location of gains (losses):
Interest rate contracts:
Interest charges	$(1)	$(2)	$(3)
Other income	—	115	—
Impairment loss	—	—	(173)
Total	$(1)	$113	$(176)

(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Consolidated Statements of Comprehensive Loss.

9.  FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

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

Inputs and Assumptions

Fair value is based on actively-quoted market prices, if available. In the absence of actively-quoted market prices, price information is sought from external sources, including industry publications. The inputs and assumptions used in measuring fair value for interest rate derivative contracts include the following:

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

Recurring Fair Value Measurements

Fair value disclosures for assets held in DESC’s pension and other postretirement benefit plans are presented in Note 11.

The following table presents DESC’s liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2019
Liabilities
Interest rate	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19
At December 31, 2018
Liabilities
Interest rate	$—	$11	$—	$11
Total liabilities	$—	$11	$—	$11

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

At December 31,	2019		2018
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(2)
Long-term debt(3)	$3,358	$4,262	$5,146	$5,470
Affiliated long-term debt	230	230	—	—

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

(3)	Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium.

10.  ASSET RETIREMENT OBLIGATIONS

A liability for the present value of an ARO is recognized when incurred if the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional ARO is factored into the measurement of the liability when sufficient information exists, but such uncertainty is not a basis upon which to avoid liability recognition.

The legal obligations associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation relate primarily to DESC’s regulated utility operations. As of December 31, 2019, DESC has recorded AROs of $177 million for nuclear plant decommissioning. At December 31, 2019, DESC had $214 million in a trust for its two-thirds share of decommissioning activities. In addition, DESC has recorded AROs of $312 million for other conditional obligations primarily related to other generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of precision, particularly since such payments will be made many years in the future.

A reconciliation of the beginning and ending aggregate carrying amount of AROs is as follows:

(millions)	2019	2018
Beginning balance	$541	$529
Liabilities settled	(29)	(15)
Accretion expense	23	23
Revisions in estimated cash flows(1)	(46)	4
Ending balance	$489	$541

(1)   The decrease in 2019 reflects a change in the estimated timing of cash flows for interim pipeline replacements and DOE recoveries.

11.  EMPLOYEE BENEFIT PLANS AND EQUITY COMPENSATION PLAN

Pension and Other Postretirement Benefit Plans

SCANA sponsors a noncontributory defined benefit pension plan covering regular, full-time employees hired before January 1, 2014. DESC participates in SCANA's pension plan. SCANA’s policy has been to fund the plan as permitted by applicable federal income tax regulations, as determined by an independent actuary.

The pension plan provides benefits under a cash balance formula for employees hired before January 1, 2000 who elected that option and all eligible employees hired subsequently. Under the cash balance formula, benefits accumulate as a result of compensation credits and interest credits. Employees hired before January 1, 2000 who elected to remain under the final average pay formula earn benefits based on years of credited service and the employee’s average annual base earnings received during the last three years of employment. Benefits under the cash balance formula will continue to accrue through December 31, 2020, after which date no benefits will be accrued except that participants under the cash balance formula will continue to earn interest credits. Benefits under the final average pay formula will continue to accrue through December 31, 2023, after which date no benefits will be accrued. Once the benefits under SCANA's pension plan no longer accrue, eligible participants will accrue benefits under a cash balance plan sponsored by Dominion Energy.

In addition to pension benefits, SCANA provides certain unfunded postretirement health care and life insurance benefits to certain active and retired employees. DESC participates in these programs. Retirees hired before January 1, 2011 share in a portion of their medical care cost, while employees hired subsequently are responsible for the full cost of retiree medical benefits elected by them. The costs of postretirement benefits other than pensions are accrued during the years the employees render the services necessary to be eligible for these benefits.

The same benefit formula applies to all SCANA subsidiaries participating in the parent sponsored plans and, with regard to the pension plan, there are no legally separate asset pools. The postretirement benefit plans are accounted for as multiple employer plans.

Voluntary Retirement Program

In March 2019, Dominion Energy announced a voluntary retirement program to employees, including employees of DESC, that meet certain age and service requirements. The voluntary retirement program will not compromise safety or DESC’s ability to comply with applicable laws and regulations. In 2019, upon the determinations made concerning the number of employees that elected to participate in the program, DESC recorded a charge of $63 million ($47 million after-tax), of which $51 million was included within other operations and maintenance expense, $3 million within other taxes and $9 million within other income (expense), net. In addition, as a result of the voluntary retirement program, DESC recorded pension plan settlement losses of $16 million within other income (expense), net in 2019.

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

	Pension Benefits		Other Postretirement Benefits
(millions)	2019	2018	2019	2018
Benefit obligation, January 1	$732	$793	$187	$217
Service cost	15	17	3	4
Interest cost	28	29	9	8
Plan participants’ contributions	—	—	1	1
Actuarial (gain) loss	47	(46)	22	(31)
Benefits paid	(21)	(19)	(13)	(11)
Settlements	(80)	(42)	—	—
Curtailment	6	—	3	—
Amounts funded to parent	—	—	2	(1)
Benefit obligation, December 31	$727	$732	$214	$187

The accumulated benefit obligation for pension benefits for DESC was $711 million at the end of 2019 and $714 million at the end of 2018. The accumulated pension benefit obligation differs from the projected pension benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Annual discount rate used to determine benefit obligation	3.47%	4.35%	3.52%	4.38%
Assumed annual rate of future salary increases for projected benefit obligation	3.00%	3.00%	N/A	N/A

A 6.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2019. The rate was assumed to decrease gradually to 5.0% for 2023 and to remain at that level thereafter.

A one percent increase in the assumed health care cost trend rate for DESC would increase the postretirement benefit obligation by less than $1 million at December 31, 2019 and by $1 million at December 31, 2018. A one percent decrease in the assumed health care cost trend rate for DESC would decrease the postretirement benefit obligation by less than $1 million at December 31, 2019 and by $1 million at December 31, 2018.

Funded Status

	Pension Benefits		Other Postretirement Benefits
At December 31,	2019	2018	2019	2018
(millions)
Fair value of plan assets	$725	$676	$—	$—
Benefit obligation	727	732	214	187
Funded status	$(2)	$(56)	$(214)	$(187)

Amounts recognized on the consolidated balance sheets were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2019	2018	2019	2018
(millions)
Current liability	$—	$—	$(13)	$(11)
Noncurrent liability	(2)	(56)	(201)	(177)

Amounts recognized in accumulated other comprehensive loss were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2019	2018	2019	2018
(millions)
Net actuarial loss	$2	$3	$2	$1

Amounts recognized in regulatory assets were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2019	2018	2019	2018
(millions)
Net actuarial loss	$125	$202	$29	$9
Prior service cost	—	1	—	—
Total	$125	$203	$29	$9

In connection with the joint ownership of Summer, costs related to pensions attributable to Santee Cooper as of December 31, 2019 and 2018 totaled $19 million and $25 million, respectively, and were recorded within deferred debits. Costs related to other postretirement benefits attributable to Santee Cooper as of December 31, 2019 and 2018 totaled $15 million and $12 million, respectively, and was recorded within deferred debits.

Changes in Fair Value of Plan Assets

Pension Benefits
(millions)	2019	2018
Fair value of plan assets, January 1	$677	$781
Actual return (loss) on plan assets	149	(43)
Benefits paid	(21)	(61)
Settlements	(80)	—
Fair value of plan assets, December 31	$725	$677

Investment Policies and Strategies

The assets of the pension plan are invested in accordance with the objectives of (1) fully funding the obligations of the pension plan, (2) overseeing the plan's investments in an asset-liability framework that considers the funding surplus (or deficit) between assets and liabilities, and overall risk associated with assets as compared to liabilities, and (3) maintaining sufficient liquidity to meet benefit payment obligations on a timely basis. DESC uses a dynamic investment strategy for the management of the pension plan assets. This strategy will lead to a reduction in equities and an increase in long duration fixed income allocations over time with the intention of reducing volatility of funded status and pension costs.

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

The pension plan asset allocation at December 31, 2019 and 2018 and the target allocation for 2020 are as follows:

	Percentage of Plan Assets
	Target Allocation	December 31,
Asset Category	2020	2019	2018
Equity Securities	45%	64%	55%
Fixed Income	50%	35%	34%
Cash	5%	1%	—%
Hedge Funds	—%	—%	11%

For 2020, the expected long-term rate of return on assets will be 7%. In developing the expected long-term rate of return assumptions, management evaluates the pension plan’s historical cumulative actual returns over several periods, considers the expected active and passive returns across various asset classes and assumes the target allocation is achieved. Management regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate. Additional rebalancing may occur subject to funded status improvements as part of the dynamic investment strategy described previously.

Fair Value Measurements

Assets held by the pension plan are measured at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2019 and 2018, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

At December 31,	2019	2018
(millions)
Investments with fair value measure at Level 2:
Mutual funds	$152	$99
Short-term investment vehicles	—	19
US Treasury securities	3	7
Corporate debt instruments	233	86
Government and other debt instruments	26	16
Total assets in the fair value hierarchy	414	227
Investments at net asset value:
Common collective trust	311	373
Joint venture interests	—	77
Total investments	$725	$677

For all periods presented, assets with fair value measurements classified as Level 1 were insignificant, and there were no assets with fair value measurements classified as Level 3. There were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during 2019 or 2018.

Mutual funds held by the plan are open-end mutual funds registered with the SEC. The price of the mutual funds' shares is based on its NAV, which is determined by dividing the total value of portfolio investments, less any liabilities, by the total number of shares outstanding. For purposes of calculating NAV, portfolio securities and other assets for which market quotes are readily available are valued at market value. Short-term investment vehicles are funds that invest in short-term fixed income instruments and are valued using observable prices of the underlying fund assets based on trade data for identical or similar securities. US Treasury securities are valued using quoted market prices or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Corporate debt instruments and government and other debt instruments are valued based on recently executed transactions, using quoted market prices, or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Common collective trust assets and limited partnerships are valued at NAV, which has been determined based on the unit values of the trust funds. Unit values are determined by the organization sponsoring such trust funds by dividing the trust funds’ net assets at fair value by the units outstanding at each valuation date. Joint venture interests are invested in a hedge fund of funds partnership that invests directly in multiple hedge fund strategies that are not traded on exchanges and not traded on a daily basis. The valuation of such multi-strategy hedge fund of funds is estimated based on the NAV of the underlying hedge fund strategies using consistent valuation guidelines that account for variations that may influence their fair value.

Expected Cash Flows

Total benefits expected to be paid from the pension plan or company assets for the other postretirement benefits plan (net of participant contributions), respectively, are as follows:

Expected Benefit Payments

(millions)	Pension Benefits	Other Postretirement Benefits
2020	$70	$13
2021	37	13
2022	48	13
2023	46	13
2024	46	13
2025 - 2029	210	69

Pension Plan Contributions

The pension trust is adequately funded under current regulations. No contributions have been required since 1997, and as a result of closing the plan to new entrants and freezing benefit accruals at the end of 2023, no significant contributions to the pension trust are expected for the foreseeable future based on current market conditions and assumptions, nor is a limitation on benefit payments expected to apply.

Net Periodic Benefit Cost

Net periodic benefit cost is recorded utilizing beginning of the year assumptions. Disclosures required for these plans are set forth in the following tables.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2019	2018	2017	2019	2018	2017
(millions)
Service cost	$15	$17	$18	$3	$4	$4
Interest cost	28	29	32	9	8	9
Expected return on assets	(40)	(48)	(46)	—	—	—
Prior service cost amortization	—	—	1	—	—	—
Amortization of actuarial losses	11	11	14	—	—	1
Settlement loss	16	—	—	—	—	—
Curtailment	6	—	—	3	—	—
Net periodic benefit cost	$36	$9	$19	$15	$12	$14

In connection with regulatory orders, DESC recovers current pension costs through a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations. For retail electric operations, current pension expense is recognized based on amounts collected through a rate rider, and differences between actual pension expense and amounts recognized pursuant to the rider are deferred as a regulatory asset (for under-collections) or regulatory liability (for over-collections) as applicable. In addition, DESC amortizes certain previously deferred pension costs. See Note 3.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (net of tax) were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2019	2018	2017	2019	2018	2017
(millions)
Current year actuarial (gain) loss	$(1)	$1	$—	$1	$(1)	$1

Other changes in plan assets and benefit obligations recognized in regulatory assets were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2019	2018	2017	2019	2018	2017
(millions)
Current year actuarial (gain) loss	$(51)	$41	$(25)	$20	$(26)	$7
Amortization of actuarial losses	(11)	(10)	(13)	—	(1)	—
Amortization of prior service cost	—	—	(1)	—	—	—
Settlement loss	(16)	—	—	—	—	—
Total recognized in regulatory assets	$(78)	$31	$(39)	$20	$(27)	$7

Significant assumptions used in determining net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2019	2018	2017	2019	2018	2017
Discount rate	3.57/4.38%	3.71%	4.22%	4.08/4.41%	3.74%	4.30%
Expected return on plan assets	7.00%	7.00%	7.25%	n/a	n/a	n/a
Rate of compensation increase	3.00%	3.00%	3.00%	n/a	n/a	n/a
Health care cost trend rate				6.60%	7.00%	6.60%
Ultimate health care cost trend rate				5.00%	5.00%	5.00%
Year achieved				2023	2023	2021

The estimated amounts to be amortized from regulatory assets into net periodic benefit cost in 2020 are as follows:

(millions)	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$6	$1

Other postretirement benefit costs are subject to annual per capita limits pursuant to the plan's design. As a result, the effect of a one-percent increase or decrease in the assumed health care cost trend rate on total service and interest cost is not significant.

401(k) Retirement Savings Plan

SCANA sponsors a defined contribution plan in which eligible employees may defer up to 75% of eligible earnings subject to certain limits and may diversify their investments. DESC participates in this plan. Contributions are matched 100% up to 6% of an employee’s eligible earnings. The matching contributions made by DESC totaled $14 million in 2019, $20 million in 2018 and $23 million in 2017. Employee deferrals, matching contributions, and earnings on all contributions are fully vested and non-forfeitable at all times.

12.  COMMITMENTS AND CONTINGENCIES

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

Environmental Matters

DESC is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations.

From a regulatory perspective, DESC and GENCO continually monitor and evaluate their current and projected emission levels and strive to comply with all state and federal regulations regarding those emissions. DESC and GENCO participate in the SO2 and NOX emission allowance programs with respect to coal plant emissions and also have constructed additional pollution control equipment at their coal-fired electric generating plants. These actions are expected to address many of the rules and regulations discussed herein.

Air

CAA

The CAA, as amended, is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation's air quality. At a minimum, states are required to establish regulatory programs to address all requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Many of DESC’s facilities are subject to the CAA’s permitting and other requirements.

MATS

In February 2019, the EPA published a proposed rule to reverse its previous finding that it is appropriate and necessary to regulate toxic emissions from power plants. However, the emissions standards and other requirements of the MATS rule would remain in place as the EPA is not proposing to remove coal and oil-fired power plants from the list of sources that are regulated under MATS. Although litigation of the MATS rule and the outcome of the EPA’s rulemaking are still pending, the regulation remains in effect and DESC is complying with the applicable requirements of the rule and does not expect any adverse impacts to its operations at this time.

Ozone Standards

The EPA published final non-attainment designations for the October 2015 ozone standard in June 2018. States have until August 2021 to develop plans to address the new standard. Until the states have developed implementation plans for the standard, DESC is unable to predict whether or to what extent the new rules will ultimately require additional controls. The expenditures required to implement additional controls could have a material impact on DESC’s results of operations and cash flows.

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. The ACE Rule applies to existing coal-fired power plants. The final rule includes unit-specific performance standards based on the degree of emission reduction levels achievable from unit efficiency improvements to be determined by the permitting agency. The ACE Rule requires states to develop plans by July 2022 to implement these performance standards. These state plans must be approved by the EPA by January 2024. While the impacts of this rule could be material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina provide rate recovery mechanisms that could substantially mitigate any such impacts for DESC.

Carbon Regulations

In August 2016, the EPA issued a draft rule proposing to reaffirm that a source’s obligation to obtain a PSD or Title V permit for GHGs is triggered only if such permitting requirements are first triggered by non-GHG, or conventional, pollutants that are regulated by the New Source Review program, and to set a significant emissions rate at 75,000 tons per year of CO2 equivalent emissions under which a source would not be required to apply BACT for its GHG emissions. Until the EPA ultimately takes final action on this rulemaking, DESC cannot predict the impact to their results of operations, financial condition and/or cash flows.

In December 2018, the EPA proposed revised Standards of Performance for Greenhouse Gas Emissions from New, Modified, and Reconstructed Stationary Sources. The proposed rule would amend the previous determination that the best system of emission reduction for newly constructed coal-fired steam generating units is no longer partial carbon capture and storage. Instead, the proposed revised best system of emission reduction for this source category is the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units) in combination with the best operating practices.

Oil and Gas NSPS

In August 2012, the EPA issued an NSPS impacting new and modified facilities in the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers, and compressors in the upstream sector. In June 2016, the EPA issued another NSPS regulation, for the oil and natural gas sector, to regulate methane and VOC emissions from new and modified facilities in transmission and storage, gathering and boosting, production and processing facilities. All projects which commenced construction after September 2015 are required to comply with this regulation. In October 2018, the EPA published a proposed rule reconsidering and amending portions of the 2016 rule, including but not limited to, the fugitive emissions requirements at well sites and compressor stations. The amended portions of the 2016 rule were effective immediately upon publication. Until the proposed rule regarding reconsideration is final, DESC is implementing the 2016 regulation. DESC is still evaluating whether potential impacts on results of operations, financial condition and/or cash flows related to this matter will be material.

Water

The CWA, as amended, is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. DESC must comply with applicable aspects of the CWA programs at its operating facilities.

Regulation 316(b)

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options,but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. DESC has five facilities that are subject to the final regulations. DESC anticipates that it may have to install impingement control technologies at certain of these stations that have once-through cooling systems. DESC is currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. DESC is conducting studies and implementing plans as required by the rule to determine appropriate intake structure modifications at certain facilities to ensure compliance with this rule. While the impacts of this rule could be material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts for DESC.

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the ELG Rule. The final rule establishes updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the final ELG Rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the final ELG Rule from November 2018 to November 2020; however, the latest date for compliance for these regulations remains December 2023. While the impacts of this rule could be material to DESC’s results of operations, financial condition and/or cash flows, as DESC expects that wastewater treatment technology retrofits will be required at Williams and Wateree generating stations, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts for DESC.

In December 2019, the EPA released proposed revisions to the ELG Rule that, if adopted, could extend the deadlines for compliance with certain standards at several facilities. While the impacts of this rule could be material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

Waste Management and Remediation

The operations of DESC are subject to a variety of state and federal laws and regulations governing the management and disposal of solid and hazardous waste, and release of hazardous substances associated with current and/or historical operations. The CERCLA, as amended, and similar state laws, may impose joint, several and strict liability for cleanup on potentially responsible parties who owned, operated or arranged for disposal at facilities affected by a release of hazardous substances. In addition, many states have created programs to incentivize voluntary remediation of sites where historical releases of hazardous substances are identified and property owners or responsible parties decide to initiate cleanups.

From time to time, DESC may be identified as a potentially responsible party in connection with the alleged release of hazardous substances or wastes at a site. Under applicable federal and state laws, DESC could be responsible for costs associated with the investigation or remediation of impacted sites, or subject to contribution claims by other responsible parties for their costs incurred at such sites. DESC also may identify, evaluate and remediate other potentially impacted sites under voluntary state programs. Remediation costs may be subject to reimbursement under DESC’s insurance policies, rate recovery mechanisms, or both. Except as described below, DESC does not believe these matters will have a material effect on results of operations, financial condition and/or cash flows.

DESC has four decommissioned MGP sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2024 at an estimated cost of $10 million. In September 2018, DESC submitted an updated remediation work plan for one site to SCDHEC, which if approved, would increase costs by approximately $8 million. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of December 31, 2019, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $23 million and are included in regulatory assets. Due to the uncertainty surrounding the other sites, DESC is unable to make an estimate of the potential financial statement impacts.

Ash Pond and Landfill Closure Costs

In April 2015, the EPA enacted a final rule regulating CCR landfills, existing ash ponds that still receive and manage CCRs, and inactive ash ponds that do not receive, but still store, CCRs. DESC currently has inactive and existing CCR ponds and CCR landfills subject to the final rule at 3 different facilities. This rule created a legal obligation for DESC to retrofit or close all of its inactive and existing ash ponds over a certain period of time, as well as perform required monitoring, corrective action, and post-closure care activities as necessary.

In December 2016, legislation was enacted that creates a framework for EPA- approved state CCR permit programs. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. In March 2018, the EPA proposed certain changes to the CCR rule related to issues remanded as part of the pending litigation and other issues the EPA is reconsidering. Several of the proposed changes would allow states with approved CCR permit programs additional flexibilities in implementing their programs. In July 2018, the EPA promulgated the first phase of changes to the CCR rule. Until all phases of the CCR rule are promulgated, DESC cannot forecast potential incremental impacts or costs related to existing coal ash sites in connection with future implementation of the 2016 CCR legislation and reconsideration of the CCR rule. In August 2018, the U.S. Court of Appeals for the D.C. Circuit issued its decision in the pending challenges of the CCR rule, vacating and remanding to the EPA three provisions of the rule. Until regulatory action is taken to incorporate the U.S. Court of Appeals for the D.C. Circuit’s decision, DESC is unable to make an estimate of the potential financial statement impacts associated with any future changes to the CCR rule in connection with the court’s remand.

Abandoned NND Project

DESC, on behalf of itself and as agent for Santee Cooper, entered into an engineering, construction and procurement contract with the Consortium in 2008 for the design and construction of the NND Project. DESC’s ownership share in the NND Project is 55%. Various difficulties were encountered in connection with the project. The ability of the Consortium to adhere to established budgets and construction schedules was affected by many variables, including unanticipated difficulties encountered in connection with project engineering and the construction of project components, constrained financial resources of the contractors, regulatory, legal, training and construction processes associated with securing approvals, permits and licenses and necessary amendments to them within projected time frames, the availability of labor and materials at estimated costs and the efficiency of project labor. There were also contractor and supplier performance issues, difficulties in timely meeting critical regulatory requirements, contract disputes, and changes in key contractors or subcontractors. These matters preceded the filing for bankruptcy protection by the Consortium on March 29, 2017 (see Contractor Bankruptcy Proceedings below) and were the subject of comprehensive analyses performed by SCANA, DESC and Santee Cooper.

Santee Cooper decided to suspend construction on the NND Project, on July 31, 2017, and in light of this decision and based on the results of SCANA and DESC’s analysis, SCANA and DESC determined to stop the construction of the units and to pursue recovery of costs incurred in connection with the construction under the abandonment provisions of the BLRA or through other means. This decision by SCANA became the focus of numerous legislative, regulatory and legal proceedings, and led to DESC recording pre-tax impairment charges in 2017 totaling approximately $1.1 billion (approximately $690 million after-tax). An additional pre-tax impairment loss was recorded in the first quarter of 2018 of approximately $4 million (approximately $3 million after-tax) in order to further reduce to estimated fair value the carrying value of nuclear fuel which had been acquired for use in the NND Project. These proceedings continued in 2018, and some of them remain unresolved and are described below under Claims and Litigation. On December 21, 2018, the South Carolina Commission issued the SCANA Merger Approval Order, which, among other things, limited recovery of capital costs related to the NND Project to $2.8 billion. As a result, DESC concluded that the NND Project capital costs exceeding the amounts established in the SCANA Merger Approval Order were probable of loss, regardless of whether the SCANA Combination was completed, and recorded an impairment charge of $1.4 billion ($870 million after-tax) in the fourth quarter of 2018.

On January 2, 2018, SCANA and Dominion Energy entered into the SCANA Merger Agreement and sought the consents and approvals from governmental entities and the shareholders of SCANA required to consummate the merger. After all consents and approvals were obtained, the SCANA Combination was effective January 1, 2019.

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

•

A charge of $105 million ($79 million after-tax) included within the Corporate and Other segment related to certain assets that had been constructed in connection with the NND Project for which DESC committed to forgo recovery.

•

A regulatory liability for refunds and restitution of amounts previously collected from retail electric customers of $1.0 billion ($756 million after-tax), recorded as a reduction in operating revenue, which will be credited to customers over an estimated 11 years. In addition, a previously existing regulatory liability of $1.0 billion will be credited to customers over 20 years, which reflects amounts to be refunded to customers related to the monetization of guaranty settlement described in Note 3.

•	A regulatory liability for refunds to natural gas customers totaling $2 million ($2 million after-tax).
•	A tax charge of $194 million related to $258 million of regulatory assets for which DESC committed to forgo recovery.

Further, except for rate adjustments for fuel and environmental costs, DSM costs, and other rates routinely adjusted on an annual or biannual basis, DESC will freeze retail electric base rates at current levels until January 1, 2021.

The South Carolina Commission order also approved the removal of DESC's investment in certain transmission assets that have not been abandoned from BLRA capital costs. As of December 31, 2019, such investment in these assets included $345 million within utility plant, net and $37 million within regulatory assets, which amount represents certain deferred operating costs. The South Carolina Commission approved deferral of these operating costs related to the investment until recovery of the transmission capital costs and associated deferred operating costs is addressed in a future rate proceeding. DESC believes these transmission capital and deferred operating costs are probable of recovery; however, if the South Carolina Commission were to disallow recovery of or a reasonable return on all or a portion of them, an impairment charge up to the disallowed costs may be required.

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

Claims and Litigation

The following describes certain legal proceedings involving DESC relating to events occurring before closing of the SCANA Combination. Dominion Energy intends to vigorously contest the lawsuits, claims and assessments which have been filed or initiated against DESC. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets include reserves of $492 million and insurance receivables of $6 million included within other receivables at December 31, 2019. During the twelve months ended December 31, 2019, the Consolidated Statements of Comprehensive Loss includes charges of $590 million ($444 million after-tax), included within the Corporate and Other segment.

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

In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement and a stay of pre-trial proceedings in the DESC Ratepayer Case. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC would establish an escrow account and proceeds from the escrow account would be distributed to the class members, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the DESC Ratepayer Class estimate to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. The court held a fairness hearing on the settlement in May 2019. In June 2019, the court entered an order granting final approval of the settlement, which order became effective July 2019. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. In addition, property with a net recorded cost of $42 million is in the process of being transferred to the plaintiffs in coordination with the court-appointed real estate trustee to satisfy the settlement agreement.

In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations are substantially similar to those in the DESC Ratepayer Case. The plaintiffs seek a declaratory judgment that the defendants may not charge the purported class for reimbursement for past or future costs of the NND Project. In March 2018, the plaintiffs filed an amended complaint including as additional named defendants certain then current and former directors of Santee Cooper and SCANA. In June 2018, Santee Cooper filed a Notice of Petition for Original Jurisdiction with the Supreme Court of South Carolina which was denied. In December 2018, Santee Cooper filed its answer to the plaintiffs' fourth amended complaint and filed cross claims against DESC. In October 2019, Santee Cooper voluntarily consented to stay its cross claims against DESC pending the outcome of the trial of the underlying case. In November 2019, DESC removed the case to the U.S. District Court for the District of South Carolina. In December 2019, the plaintiffs and Santee Cooper filed a motion to remand the case to state court. In January 2020, the case was remanded to state court. In February 2020, the parties executed a preliminary settlement term sheet relating to this matter as well as the Luquire Case and the Glibowski Case described below. The proposed settlement is expected to be $520 million, of which DESC’s portion is $320 million. The parties are currently negotiating a settlement agreement based on the preliminary settlement term sheet that will be presented to the court for preliminary approval. This case is pending.

In July 2019, a similar purported class action was filed by certain Santee Cooper ratepayers against DESC, SCANA, Dominion Energy and former directors and officers of SCANA in the State Court of Common Pleas in Orangeburg, South Carolina (the Luquire Case). In August 2019, DESC, SCANA and Dominion Energy were voluntarily dismissed from the case. The claims are similar to the Santee Cooper Ratepayer Case. In February 2020, the parties executed a preliminary settlement term sheet as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Glibowski Case. This case is pending.

RICO Class Action

In January 2018, a purported class action was filed, and subsequently amended, against SCANA, DESC and certain former executive officers in the U.S. District Court for the District of South Carolina (the Glibowski Case). The plaintiff alleges, among other things, that SCANA, DESC and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO and conspired to violate RICO by fraudulently inflating utility bills to generate unlawful proceeds. The DESC Ratepayer Class Action settlement described previously contemplates dismissal of claims by DESC ratepayers in this case against DESC, SCANA and their officers. In August 2019, the individual defendants filed motions to dismiss. In February 2020, the parties executed a preliminary settlement term sheet as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Luquire Case. This case is pending.

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

Employment Class Actions and Indemnification

In August 2017, a case was filed in the U.S. District Court for the District of South Carolina on behalf of persons who were formerly employed at the NND Project. In July 2018, the court certified this case as a class action. In February 2019, certain of these plaintiffs filed an additional case, which case has been dismissed and the plaintiffs have joined the case filed in August 2017. The plaintiffs allege, among other things, that SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. violated the Worker Adjustment and Retraining Notification Act in connection with the decision to stop construction at the NND Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment and are seeking damages, which are estimated to be as much as $100 million for 100% of the NND Project.

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

In September and October 2017, SCANA was served with subpoenas issued by the U.S. Attorney’s Office for the District of South Carolina and the Staff of the SEC’s Division of Enforcement seeking documents related to the NND Project. In February 2020, the SEC filed a complaint against SCANA, two of its former executive officers and DESC in the U.S. District Court for the District of South Carolina alleging that the defendants violated federal securities laws by making false and misleading statements about the NND Project. In addition, the South Carolina Law Enforcement Division is conducting a criminal investigation into the handling of the NND Project by SCANA and DESC. These matters are pending. SCANA and DESC are cooperating fully with the investigations, including responding to additional subpoenas and document requests; however, Dominion Energy cannot currently predict whether or to what extent SCANA or DESC may incur a material liability.

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

DESC and Santee Cooper were responsible for amounts owed to Westinghouse for valid work performed by Westinghouse Subcontractors on the NND Project after the Westinghouse bankruptcy filing (i.e., post-petition) until termination of the IAA (the IAA Period). In the Westinghouse bankruptcy proceeding, deadlines were established for creditors of Westinghouse to assert the amounts owed to such creditors prior to the Westinghouse bankruptcy filing and during the IAA Period. Many of the Westinghouse Subcontractors have filed such claims. In December 2019, DESC and Santee Cooper entered into a confidential settlement agreement with W Wind Down Co LLC resolving claims relating to the IAA.

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

Spent Nuclear Fuel

The Nuclear Waste Policy Act of 1982 required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998, and it imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. DESC entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of December 31, 2019, the federal government has not accepted any spent fuel from Summer, and it remains unclear when the repository may become available. DESC has constructed an independent spent fuel storage installation to accommodate the spent nuclear fuel output for the life of Summer. DESC may evaluate other technology as it becomes available.

Long-Term Purchase Agreements

At December 31, 2019, DESC had the following long-term commitments that are noncancelable or cancelable only under certain conditions, and that a third party that will provide the contracted goods or services has used to secure financing.

(millions)	2020	2021	2022	2023	2024	Thereafter	Total
Purchased electric capacity(1)	$59	$58	$57	$57	$57	$661	$949
(1)	Includes affiliated amounts with certain solar facilities of $234 million.

Commitments represent estimated amounts payable for energy under power purchase contracts with qualifying facilities which expire at various dates through 2046. Energy payments are generally based on fixed dollar amounts per month and totaled $37 million in 2019 and $24 million in 2018.

13. LEASES

At December 31, 2019, DESC had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

At December 31,	2019
(millions)
Lease assets:
Operating lease assets(1)	$23
Finance lease assets(2)	26
Total lease assets	$49
Lease liabilities:
Operating lease - current(3)	$3
Operating lease - noncurrent(4)	20
Finance lease - current(5)	7
Finance lease - noncurrent	20
Total lease liabilities	$50

(1)	Included in other deferred debits and other assets in the Consolidated Balance Sheets.
(2)	Included in utility plant, net, in the Consolidated Balance Sheets, net of $24 million of accumulated amortization at December 31, 2019.
(3)	Included in other current liabilities in the Consolidated Balance Sheets.
(4)	Included in other deferred credits and other liabilities in the Consolidated Balance Sheets.
(5)	Included in current portion of long-term debt in the Consolidated Balance Sheets.

For the year ended December 31, 2019, total lease cost consisted of the following:

Year Ended December 31,	2019
(millions)
Finance lease cost:
Amortization	$7
Interest	1
Operating lease cost	4
Short-term lease cost	1
Total lease cost	$13

For the year ended December 31, 2019, cash paid for amounts included in the measurement of lease liabilities consisted of the following amounts, included in the Consolidated Statements of Cash Flows:

Year Ended December 31,	2019
(millions)
Operating cash flows from finance leases	$1
Operating cash flows from operating leases	3
Financing cash flows from finance leases	7

At December 31, 2019, the weighted average remaining lease term and weighted average discount rate for finance and operating leases were as follows:

At December 31,	2019
Weighted average remaining lease term - finance leases	5 years
Weighted average remaining lease term - operating leases	18 years
Weighted average discount rate - finance leases	2.94%
Weighted average discount rate - operating leases	3.94%

Lease liabilities have the following scheduled maturities:

(millions)	Operating	Finance
2020	$4	$8
2021	3	7
2022	2	5
2023	2	4
2024	1	2
After 2024	23	3
Total undiscounted lease payments	35	29
Present value adjustment	(12)	(2)
Present value of lease liabilities	$23	$27

14.  OPERATING SEGMENTS

In December 2019, DESC realigned its segments which resulted in the formation of a single primary operating segment. The historical information presented herein has been recast to reflect the current segment presentation.

The Corporate and Other Segment primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

In 2019, DESC reported after-tax net expenses of $1.6 billion for specific items in the Corporate and Other segment, all of which were attributable to its operating segment.

The net expense for specific items attributable to DESC’s operating segment in 2019 primarily related to the impact of the following items:

•	A $1.0 billion ($756 million after-tax) charge for refunds of amounts previously collected from retail electric customers for the NND Project;
•	$590 million ($444 million after-tax) of charges associated with litigation;
•	A $194 million tax charge for $258 million of income tax-related regulatory assets for which DESC committed to forgo recovery;
•	A $114 million ($86 million after-tax) charge for utility plant primarily for which DESC committed to forgo recovery;
•

$100 million ($76 million after-tax) of merger-related costs associated with the SCANA Combination, including a $79 million ($59 million after-tax) charge related to a voluntary retirement program; and

•	$66 million tax charges for changes in unrecognized tax benefits.

In 2018, DESC reported after-tax net expenses of $917 million for specific items in the Corporate and Other segment, all of which were attributable to its operating segment.

The net expense for specific items attributable to DESC’s operating segment in 2018 primarily related to a $1.4 billion ($870 million after-tax) impairment charge associated with the NND Project.

In 2017, DESC reported after-tax net expenses of $690 million for specific items in the Corporate and Other segment, all of which were attributable to its operating segment.

The net expense for specific items attributable to DESC’s operating segment in 2017 related to a $1.1 billion ($690 million after-tax) impairment charge associated with the NND Project.

The following table presents segment information pertaining to DESC’s operations:

Year Ended December 31,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions)
2019
External revenue	$2,937	$(1,008)	$1,929
Depreciation and amortization	452	(2)	450
Interest and related charges	247	13	260
Income tax expense (benefit)	163	(175)	(12)
Comprehensive income (loss) available (attributable) to common shareholder	408	(1,647)	(1,239)
Capital expenditures	497	—	497
Total assets (billions)	14.3	—	14.3

2018
External revenue	$2,763	$(1)	$2,762
Depreciation and amortization	327	—	327
Interest and related charges	306	(3)	303
Income tax expense (benefit)	98	(514)	(416)
Comprehensive income (loss) available (attributable) to common shareholder	304	(917)	(613)
Capital expenditures	633	—	633
Total assets (billions)	15.0	—	15.0

2017
External revenue	$3,070	$—	$3,070
Depreciation and amortization	312	—	312
Interest and related charges	288	—	288
Income tax expense (benefit)	257	(428)	(171)
Comprehensive income (loss) available (attributable) to common shareholder	505	(690)	(185)
Capital expenditures	928	—	928

15.  UTILITY PLANT AND NONUTILITY PROPERTY

Major classes of utility plant and other property and their respective balances at December 31, 2019 and 2018 were as follows:

At December 31,	2019	2018
(millions)
Gross utility plant:
Generation	$5,765	$5,751
Transmission	1,905	1,758
Distribution	4,685	4,456
Storage	73	74
General and other	549	535
Intangible	231	229
Construction work in progress	339	350
Nuclear fuel	608	611
Total gross utility plant	$14,155	$13,764
Gross nonutility property	$75	$73

Jointly Owned Utility Plant

DESC jointly owns and is the operator of Summer. Each joint owner provides its own financing and shares the direct expenses and generation output in proportion to its ownership. DESC’s share of the direct expenses of Summer is included in the corresponding operating expenses on its income statement. The units associated with the NND Project have been reclassified from construction work in progress to a regulatory asset as a result of the decision to stop their construction. See additional discussion at Note 3. In May 2019, DESC and Santee Cooper entered into an agreement in which DESC agreed to purchase 11.7% of Santee Cooper’s ownership interest in the NND Project nuclear fuel, which will be used at Summer, for $8 million to true up the ownership percentage from the 55% ownership percentage that was applicable for the NND Project to the 66.7% ownership percentage applicable for Summer.

At December 31,	2019		2018
	Summer Unit 1		Summer Unit 1
Percent owned	66.7%		66.7%
Plant in service	$1.4	billion	$1.5	billion
Accumulated depreciation	$684	million	$644	million
Construction work in progress	$79	million	$128	million

Included within other receivables on the balance sheet were amounts due to DESC from Santee Cooper for its share of direct expenses. These amounts totaled $50 million at December 31, 2019 and $46 million at December 31, 2018.

Sale of Warranty Service Contract Assets

In May 2019, DESC entered into an agreement to sell certain warranty service contract assets for total consideration of $7 million. The transaction closed in August 2019, resulting in a $7 million ($5 million after-tax) gain recorded in other income (expense), net in DESC’s Consolidated Statements of Comprehensive Loss. Pursuant to the agreement, upon closing DESC entered into a service agreement with the buyer under which the buyer will compensate DESC in connection with the right to use DESC’s brand in marketing materials and other services over a ten-year term.

16.  AFFILIATED AND RELATED PARTY TRANSACTIONS

DESC owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions at certain of DESC’s generating facilities. DESC accounts for this investment using the equity method. Purchases and sales of the related coal are recorded as other income (expense), net in the Consolidated Statements of Comprehensive Loss.

DESC purchases natural gas and related pipeline capacity from SCANA Energy Marketing, Inc. to service its retail gas customers and to satisfy certain electric generation requirements. These purchases are included within gas purchased for resale or fuel used in electric generation, as applicable in the Consolidated Statements of Comprehensive Loss.

DESS, on behalf of itself and its parent company, provides the following services to DESC, which are rendered at direct or allocated cost: information systems, telecommunications, customer support, marketing and sales, human resources, corporate compliance, purchasing, financial, risk management, public affairs, legal, investor relations, gas supply and capacity management, strategic planning, general administrative, and retirement benefits. In addition, DESS processes and pays invoices for DESC and is reimbursed. Costs for these services include amounts capitalized. Amounts expensed are primarily recorded in other operations and maintenance – affiliated suppliers and other income (expense), net in the Consolidated Statements of Comprehensive Loss.

Year Ended December 31,	2019	2018	2017
(millions)
Purchases of coal from affiliate	$121	$150	$162
Sales of coal to affiliate	120	149	161
Purchases of fuel used in electric generation from affiliate	43	139	127
Direct and allocated costs from services company affiliate(1)	297	283	303
Operating Revenues – Electric from sales to affiliate	4	5	5
Operating Revenues – Gas from sales to affiliate	1	1	1
Operating Expenses – Other taxes from affiliate	6	6	5

(1)	Includes capitalized expenditures of $53 million, $41 million and $82 million for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31,	2019	2018
(millions)
Receivable from Canadys Refined Coal, LLC	$2	$7
Payable to Canadys Refined Coal, LLC	2	7
Payable to SCANA Energy Marketing, Inc	—	14
Payable to DESS	76	38
Payable to Public Service Company of North Carolina, Incorporated	8	7

In connection with the SCANA Combination, purchases from certain entities owned by Dominion Energy became affiliated transactions. During the year ended December 31, 2019, DESC purchased electricity generated by certain solar facilities, totaling $8 million, which is recorded as purchased power in the Consolidated Statements of Comprehensive Loss. At December 31, 2019, DESC

had accounts payable balances to these affiliates totaling less than $1 million. In addition, during the year ended December 31, 2019, DESC incurred demand and transportation charges from DECG totaling $63 million, of which $19 million is recorded as fuel used in electric generation and $44 million is recorded as gas purchased for resale in the Consolidated Statements of Comprehensive Loss. At December 31, 2019, DESC had an accounts payable balance due to this affiliate totaling $5 million and an accounts receivable to this affiliate totaling $1 million.

Borrowings from an affiliate are described in Note 6. Certain disclosures regarding DESC’s participation in SCANA's noncontributory defined benefit pension plan and unfunded postretirement health care and life insurance programs are included in Note 11.

17.  OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

Year Ended December 31,	2019	2018	2017
(millions)
Revenues from contracts with customers	$4	$5	$—
Other income	19	141	45
Other expense	(57)	(28)	(32)
Allowance for equity funds used during construction	1	11	15
Other income (expense), net	$(33)	$129	$28

The recording of revenue from contracts with customers within other income (expense) arose upon the adoption of related accounting guidance described in Note 1 and Note 4, and as permitted, periods prior to adoption have not been restated. Other income in 2018 includes gains from the settlement of interest rate derivatives of $115 million (see Note 8). Non-service cost components of pension and other postretirement benefits are included in other expense.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of DESC’s quarterly results of operations for the years ended December 31, 2019 and 2018 follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

(millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Operating revenue	$(335)	$698	$795	$771
Operating income (loss)	(1,143)	17	261	(76)
Total comprehensive income (loss)	(1,103)	(70)	143	(191)
Comprehensive income (loss) available (attributable) to common shareholder	(1,109)	(78)	143	(195)

2018
Operating revenue	$702	$632	$739	$689
Operating income (loss)	121	107	212	(1,271)
Total comprehensive income (loss)	128	31	104	(852)
Comprehensive income (loss) available (attributable) to common shareholder	124	26	98	(861)

DESC’s 2019 results include the impact of the following significant items:

•	Fourth quarter results include a $240 million after-tax charge related to litigation.
•	Second quarter results include a $75 million after-tax charge related to litigation and a $47 million after-tax charge related to a voluntary retirement program.
•

First quarter results include a $756 million after-tax charge for refunds of amounts previously collected from retail electric customers for the NND Project, a $198 million tax charge for $264 million of income tax-related regulatory assets for which DESC committed to forgo recovery, a $118 million after-tax charge for a settlement agreement of a DESC ratepayer class action lawsuit and an $86 million after-tax charge for property, plant and equipment for which DESC committed to forgo recovery.

DESC’s 2018 results include the impact of the following significant item:

•	Fourth quarter results include a $870 million after-tax impairment charge related to the NND Project.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Senior management, including DESC’s CEO and CFO, evaluated the effectiveness of DESC’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, DESC’s CEO and CFO have concluded that DESC’s disclosure controls and procedures are effective. There were no changes in DESC’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, DESC’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of DESC understands and accepts responsibility for DESC’s financial statements and related disclosures and the effectiveness of internal control over financial reporting (internal control). DESC continuously strives to identify opportunities to enhance the effectiveness and efficiency of internal control, just as DESC does throughout all aspects of its business.

DESC maintains a system of internal control designed to provide reasonable assurance, at a reasonable cost, that its assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed and recorded in accordance with established procedures. This system includes written policies, an organizational structure designed to ensure appropriate segregation of responsibilities, careful selection and training of qualified personnel and internal audits.

The Board of Directors also serves as DESC’s Audit Committee and has periodic communications with the independent registered public accounting firm, the internal auditors and management concerning DESC’s auditing, internal accounting control and financial reporting matters and to ensure that each is properly discharging its responsibilities.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require DESC’s 2019 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, DESC tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2019, DESC makes the following assertions:

Management is responsible for establishing and maintaining effective internal control over financial reporting of DESC.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management evaluated DESC’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that DESC maintained effective internal control over financial reporting as of December 31, 2019.

This annual report does not include an attestation report of DESC’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by DESC’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 28, 2020

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instructions I.(2)(c).

Item 11. Executive Compensation

Omitted pursuant to General Instructions I.(2)(c).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instructions I.(2)(c).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instructions I.(2)(c).

Item 14. Principal Accountant Fees and Services

The following table presents fees paid to Deloitte & Touche LLP for services related to DESC for the fiscal years ended December 31, 2019 and 2018.

Type of Fees	2019	2018
(millions)
Audit fees	$1.92	$2.62
Audit-related fees	—	0.10
Total Fees	$1.92	$2.72

Audit fees represent fees of Deloitte & Touche LLP for the audit of DESC’s annual consolidated financial statements, the review of financial statements included in DESC’s quarterly Form 10-Q reports, and the services that an independent auditor would customarily provide in connection with subsidiary audits, statutory requirements, regulatory filings, and similar engagements for the fiscal year, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC.

Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of DESC’s consolidated financial statements or internal control over financial reporting. This category may include fees related to the performance of audits and attest services not required by statute or regulations, due diligence related to mergers, acquisitions, and investments, and accounting consultations about the application of GAAP to proposed transactions.

DESC’s Board of Directors has adopted the Dominion Energy Audit Committee pre-approval policy for its independent auditor’s services and fees and has delegated the execution of this policy to the Dominion Energy Audit Committee. In accordance with this delegation, each year the Dominion Energy Audit Committee pre-approved a schedule that details the services to be provided for the following year and an estimated charge for such services. At its December 2019 meeting, the Dominion Energy Audit Committee approved schedules of services and fees for 2020 inclusive of DESC. In accordance with the pre-approval policy, any changes to the pre-approved schedule may be pre-approved by the Dominion Energy Audit Committee or a delegated member of the Dominion Energy Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.
1.	Financial Statements

See Index on page 18.

2.	All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.
3.	Exhibits (incorporated by reference unless otherwise noted)

Exhibit
Number	Description

3.01	Amended and Restated Articles of Incorporation, effective April 29, 2019 (Exhibit 3.1, Form 8-K filed April 29, 2019, File No. 1-3375).

3.02	Amended and Restated Bylaws, effective April 29, 2019 (Exhibit 3.2, Form 8-K filed April 29, 2019, File No. 1-3375).

4.01

Articles of Exchange of South Carolina Electric & Gas Company and SCANA Corporation (Filed as Exhibit 4-A to Post-Effective Amendment No. 1 to Registration Statement No. 2-90438 and incorporated by reference herein). (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

4.02

Indenture dated as of April 1, 1993 from South Carolina Electric & Gas Company to The Bank of New York Mellon Trust Company, N. A. (as successor to NationsBank of Georgia, National Association), as Trustee (Filed as Exhibit 4-F to Registration Statement No. 33-49421). (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

4.03

First Supplemental Indenture dated as of June 1, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-49421). (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

4.04

Second Supplemental Indenture dated as of June 15, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-57955). (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

4.05	Third Supplemental Indenture dated as of September 1, 2013 (Exhibit 4.12, Amendment No. 1 to Form S-3 filed October 3, 2013, File No. 333-184426).

4.06	Description of Series A Nonvoting Preferred Shares (filed herewith).

10.01

Contract for AP1000 Fuel Fabrication and Related Services between Westinghouse Electric Company LLC and South Carolina Electric & Gas Company for V. C. Summer AP1000 Nuclear Plant Units 2 & 3 dated January 27, 2011 (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (Exhibit 10.01, Form 10-Q/A for the quarter ended March 31, 2011 filed August 3, 2011, File No. 1-3375).

10.02

$6,000,000,000 Fourth Amended and Restated Revolving Credit Agreement, dated March 22, 2019, among Dominion Energy, Inc., Virginia Electric and Power Company, Dominion Energy Gas Holdings, LLC, Questar Gas Company, South Carolina Electric & Gas Company, JP Morgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed March 26, 2019, File No. 1-3375).

10.03	Service Agreement, dated January 1, 2004, by and between South Carolina Electric & Gas Company and SCANA Services, Inc. (Exhibit 99.10, Form S-8 filed June 9, 2011, File No. 333-174796).

10.04	DES Services Agreement, dated February 20, 2019, by and between South Carolina Electric & Gas Company and Dominion Energy Services, Inc. (filed herewith).

10.05	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, South Carolina Electric & Gas Company and Santee Cooper (Exhibit 99.2, Form 8-K filed July 28, 2017, File No. 1-3375).

10.06

Trade Confirmation dated September 25, 2017, between South Carolina Electric & Gas Company, Santee Cooper and Citibank, N.A., and associated Assignment and Purchase Agreement, dated September 27, 2017, by and among South Carolina Electric & Gas Company, Santee Cooper and Citibank, N. A. (Exhibit 10.03, Form 10-Q for the quarter ended September 30, 2017 filed November 3, 2017, File No. 1-3375).

10.07

Settlement Agreement and an Addendum dated as of November 24, 2018, by and among SCANA Corporation, South Carolina Electric & Gas Company, Richard Lightsey, LeBrian Cleckley, Phillip Cooper and the State of South Carolina (Exhibit 10.08, Form 10-K for the fiscal year ended December 31, 2018 filed February 28, 2019, File No. 1-3375).

31.a	Certification by Chief Executive Officer of Dominion Energy South Carolina, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Dominion Energy South Carolina, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.a

Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Energy South Carolina, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 28, 2020, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss; (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
	BY:	/s/ Thomas F. Farrell, II
(Thomas F. Farrell, II, Chairman of the Board of Directors)

DATE: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2020.

Signature	Title
/s/ Thomas F. Farrell, II	Chairman of the Board of Directors
Thomas F. Farrell, II

/s/ Diane Leopold	Director and Chief Executive Officer
Diane Leopold

/s/ James R. Chapman	Director, Executive Vice President and Chief Financial Officer
James R. Chapman

/s/ Michele L. Cardiff	Vice President, Controller and Chief Accounting Officer
Michele L. Cardiff