Form 10-Q
period 2020-03-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2020-05-05
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 17, 2020, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

ACE Rule	Affordable Clean Energy Rule
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
BACT	Best available control technology
BLRA	South Carolina Base Load Review Act
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020
CCR	Coal combustion residual
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
Consortium	A consortium consisting of Westinghouse and WECTEC
CWA	Clean Water Act
DECG	Dominion Energy Carolina Gas Transmission, LLC
DESC

The legal entity, Dominion Energy South Carolina, Inc., one or more of its consolidated entities or operating segment, or the entirety of Dominion Energy South Carolina, Inc. and its consolidated entities

DESS	Dominion Energy Southeast Services, Inc.
Dominion Energy

The legal entity, Dominion Energy, Inc., one or more of its consolidated subsidiaries (other than DESC) or operating segments, or the entirety of Dominion Energy, Inc. and its consolidated subsidiaries

Dominion Energy Gas

The legal entity, Dominion Energy Gas Holdings, LLC, a wholly-owned subsidiary of Dominion Energy, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Energy Gas Holdings, LLC and its consolidated subsidiaries

Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
DSM	Demand-side management
ELG Rule	Effluent limitations guidelines for the steam electric power generating category
EMANI	European Mutual Association for Nuclear Insurance
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
IAA	Interim Assessment Agreement dated March 28, 2017, as amended, among DESC, Santee Cooper, Westinghouse and WECTEC
MATS	Utility Mercury and Air Toxics Standard Rule
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
MGP	Manufactured gas plant
NEIL	Nuclear Electric Insurance Limited

Abbreviation or Acronym	Definition
NND Project

V. C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

NSPS	New Source Performance Standards
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
Price-Anderson	Price-Anderson Amendments Act of 1988
PSD	Prevention of significant deterioration
Questar Gas	Questar Gas Company, a wholly-owned subsidiary of Dominion Energy
Reorganization Plan	Modified Second Amended Joint Chapter 11 Plan of Reorganization, filed by Westinghouse
RICO	Racketeer Influenced and Corrupt Organizations Act
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy's acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
SEMI

SCANA Energy Marketing, LLC (formerly known as SCANA Energy Marketing, Inc.), a subsidiary of SCANA through December 2019, and effective December 2019, a subsidiary of Wrangler Retail Gas Holdings, LLC, a partnership between Dominion Energy and Interstate Gas Supply Inc.

South Carolina Commission	Public Service Commission of South Carolina
Summer	V. C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
Virginia Power

The legal entity, Virginia Electric and Power Company, a wholly-owned subsidiary of Dominion Energy, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

VOC	Volatile organic compounds
WECTEC	WECTEC Global Project Services, Inc., a wholly-owned subsidiary of Westinghouse
Westinghouse	Westinghouse Electric Company LLC
Westinghouse Subcontractors	Subcontractors and suppliers to the Consortium

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	March 31, 2020	December 31, 2019
ASSETS
Utility plant in service	$13,293	$13,208
Accumulated depreciation and amortization	(4,889)	(4,851)
Construction work in progress	339	339
Nuclear fuel, net of accumulated amortization	208	219
Utility plant, net ($714 and $727 related to VIEs)	8,951	8,915
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	68	69
Assets held in trust, nuclear decommissioning	209	214
Nonutility property and investments, net	277	283
Current Assets:
Cash and cash equivalents	10	4
Receivables:
Customer, net of allowance for uncollectible accounts of $3 at both periods	304	320
Affiliated and related party	4	14
Other	102	119
Inventories (at average cost):
Fuel	103	104
Materials and supplies	169	168
Prepayments	87	91
Regulatory assets	260	271
Other current assets	30	27
Total current assets ($131 and $143 related to VIEs)	1,069	1,118
Deferred Debits and Other Assets:
Regulatory assets	3,873	3,892
Other	92	93
Total deferred debits and other assets ($39 and $32 related to VIEs)	3,965	3,985
Total assets	$14,262	$14,301

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	March 31, 2020	December 31, 2019
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$3,695	$3,695
Retained earnings	108	20
Accumulated other comprehensive loss	(3)	(3)
Total common equity	3,800	3,712
Noncontrolling interest	185	180
Total equity	3,985	3,892
Long-term debt, net	3,359	3,358
Affiliated long-term debt	230	230
Finance leases	19	20
Total long-term debt	3,608	3,608
Total capitalization	7,593	7,500
Current Liabilities:
Securities due within one year	7	7
Accounts payable	153	245
Affiliated and related party payables	767	624
Customer deposits and customer prepayments	68	76
Taxes accrued	61	218
Interest accrued	82	88
Regulatory liabilities	281	256
Reserves for litigation and regulatory proceedings	492	492
Other	48	60
Total current liabilities	1,959	2,066
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	654	629
Asset retirement obligations	494	489
Pension and other postretirement benefits	202	203
Regulatory liabilities	3,151	3,210
Affiliated liabilities	14	15
Other	195	189
Total deferred credits and other liabilities	4,710	4,735
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$14,262	$14,301

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(millions)	2020	2019
Operating Revenue(1)	$672	$(335)
Operating Expenses:
Fuel used in electric generation(1)	104	137
Purchased power(1)	13	8
Gas purchased for resale(1)	57	77
Other operations and maintenance	90	96
Other operations and maintenance - affiliated suppliers	55	48
Impairment of assets and other charges	2	271
Depreciation and amortization	118	102
Other taxes(1)	62	69
Total operating expenses	501	808
Operating income (loss)	171	(1,143)
Other income (expense), net	3	(5)
Interest charges, net of allowance for borrowed funds used during construction of $2 and $-(1)	58	73
Income (loss) before income tax expense (benefit)	116	(1,221)
Income tax expense (benefit)	23	(118)
Net Income (Loss) and Other Comprehensive Income (Loss)	93	(1,103)
Comprehensive Income Attributable to Noncontrolling Interest	5	6
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	$88	$(1,109)

(1)	See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(millions)	2020	2019
Operating Activities
Net income (loss)	$93	$(1,103)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of assets and other charges	2	262
Provision for refunds to customers	—	985
Deferred income taxes, net	25	(416)
Depreciation and amortization	118	104
Amortization of nuclear fuel	14	14
Other adjustments	2	(1)
Changes in certain assets and liabilities:
Receivables	17	68
Receivables - affiliated and related party	4	—
Inventories	(13)	(23)
Prepayments	4	13
Pension and other postretirement benefits	(1)	—
Regulatory assets	(9)	180
Regulatory liabilities	(48)	202
Accounts payable	(20)	(75)
Accounts payable - affiliated and related party	(8)	3
Revenue subject to refund	—	(66)
Taxes accrued	(157)	(106)
Interest accrued	(6)	—
Other assets and liabilities	3	(164)
Net cash provided by (used in) operating activities	20	(123)
Investing Activities
Property additions and construction expenditures	(166)	(120)
Proceeds from investments and sales of assets	26	7
Purchase of investments	(29)	(10)
Short-term investments - affiliated	6	—
Investment in affiliate, net	(1)	353
Net cash provided by (used in) investing activities	(164)	230
Financing Activities
Repayment of long-term debt, including redemption premiums	—	(1,210)
Dividend to parent	—	(29)
Contribution from parent	—	675
Money pool borrowings, net	—	273
Short-term borrowings, net	—	(73)
Short-term borrowings - affiliated, net	151	—
Other	(1)	—
Net cash provided by (used in) financing activities	150	(364)
Net increase (decrease) in cash, restricted cash and equivalents	6	(257)
Cash, restricted cash and equivalents at beginning of period(1)	4	377
Cash, restricted cash and equivalents at end of period(1)	$10	$120
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued construction expenditures	$53	$25
Leases(2)	3	2

(1)	At March 31, 2020, March 31, 2019, December 31, 2019 and December 31, 2018 there were no restricted cash and equivalent balances.
(2)

Includes $2 million of financing leases and $1 million of operating leases for the three months ended March 31, 2020 and $1 million of financing leases and $1 million of operating leases for the three months ended March 31, 2019.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2018	40	$2,860	$1,279	$(3)	$179	$4,315
Cumulative-effect of change in accounting principle			1	(1)		—
Total comprehensive income (loss) available (attributable) to common shareholder			(1,109)		6	(1,103)
Capital contribution from parent		675				675
Dividend to parent			(20)			(20)
March 31, 2019	40	$3,535	$151	$(4)	$185	$3,867

December 31, 2019	40	$3,695	$20	$(3)	$180	$3,892
Total comprehensive income available to common shareholder			88		5	93
March 31, 2020	40	$3,695	$108	$(3)	$185	$3,985

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in DESC's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Certain amounts in DESC's 2019 Consolidated Financial Statements and Notes have been reclassified to conform to the 2020 presentation for comparative purposes; however, such reclassifications did not affect DESC's net income (loss) and other comprehensive income (loss), total assets, liabilities, equity or cash flows.

DESC is a wholly-owned subsidiary of SCANA, which is a wholly-owned subsidiary of Dominion Energy.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Variable Interest Entities

DESC has determined that it has a controlling financial interest in each of GENCO and Fuel Company (which are considered to be VIEs) and, accordingly, DESC's Consolidated Financial Statements include, after eliminating intercompany balances and transactions, the accounts of DESC, GENCO and Fuel Company. See Note 1 to the Consolidated Financial Statements included in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019 for a description of GENCO and Fuel Company.

Additionally, DESC purchases shared services from DESS, an affiliated VIE that provides accounting, legal, finance and certain administrative and technical services to all SCANA subsidiaries, including DESC. DESC has determined that it is not the primary beneficiary of DESS as it does not have either the power to direct the activities that most significantly impact its economic performance or an obligation to absorb losses and benefits which could be significant to it. See Note 12 for amounts attributable to affiliates.

Significant Accounting Policies

There have been no significant changes from Note 2 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2019.

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

2017 Tax Reform Act

In January 2020, GENCO filed to modify its formula rate to incorporate a mechanism to decrease or increase its income tax allowances by any excess deferred income taxes resulting from the 2017 Tax Reform Act, and future changes in tax laws. These modifications are expected to decrease charges to DESC for the power it purchases from GENCO.  In April 2020, the FERC approved GENCO’s request. There have been no other changes to the 2017 Tax Reform Act matters discussed in Note 3 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 3 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2019.

South Carolina Base Rate Case

Pursuant to the SCANA Merger Approval Order, DESC will not file an application for a general rate case with the South Carolina Commission with a requested effective date for new rates earlier than January 2021.  In April 2020, the South Carolina Commission issued an order vacating the portion of the SCANA Merger Approval Order requiring that new retail electric rates be implemented by January 1, 2021.

Electric – Cost of Fuel

In February 2020, DESC filed with the South Carolina Commission a proposal to decrease the total fuel cost component of retail electric rates. DESC’s proposed decrease would reduce annual base fuel component recoveries by $44 million and is projected to return to customers the existing over-collected balance while recovering DESC’s current base fuel costs over the 12-month period beginning with the first billing cycle of May 2020. In addition, DESC proposed an increase to its variable environmental and distributed energy resource components. In April 2020, the South Carolina Commission approved the filing.

Electric – Other

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2020, DESC submitted its annual DSM programs filing to the South Carolina Commission seeking approval to recover $40 million of costs and net lost revenues associated with DSM programs, along with an incentive to invest in such programs. In April 2020, the South Carolina Commission approved the filing.

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In February 2020, DESC requested that the South Carolina Commission approve an adjustment to this rider to decrease annual revenue by $11 million. In April 2020, the South Carolina Commission approved the filing.

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

	March 31,	December 31,
(millions)	2020	2019
Regulatory assets:
NND Project costs(1)	$138	$138
Deferred employee benefit plan costs(2)	13	13
Other unrecovered plant(3)	14	14
DSM programs(4)	16	17
AROs(5)	28	28
Cost of fuel under-collections(6)	3	13
Other	48	48
Regulatory assets - current	260	271
NND Project costs(1)	2,468	2,503
AROs(5)	305	293
Cost of reacquired debt(7)	255	259
Deferred employee benefit plan costs(2)	194	196
Deferred losses on interest rate derivatives(8)	318	305
Other unrecovered plant(3)	66	69
DSM programs(4)	58	54
Environmental remediation costs(9)	21	22
Deferred storm damage costs(10)	44	44
Deferred transmission operating costs(11)	43	37
Other(12)	101	110
Regulatory assets - noncurrent	3,873	3,892
Total regulatory assets	$4,133	$4,163
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	20	16
Reserve for refunds to electric utility customers(15)	138	143
Cost of fuel over-collections(6)	37	12
Other	19	18
Regulatory liabilities - current	281	256
Monetization of guaranty settlement(13)	953	970
Income taxes refundable through future rates(14)	938	948
Asset removal costs(16)	558	552
Deferred gains on interest rate derivatives(8)	71	71
Reserve for refunds to electric utility customers(15)	623	656
Other	8	13
Regulatory liabilities - noncurrent	3,151	3,210
Total regulatory liabilities	$3,432	$3,466

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

(6)	Represents amounts under- or over-collected from customers pursuant to the cost of fuel and purchased gas components approved by the South Carolina Commission.
(7)

Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt or over the life of the replacement debt if refinanced. The reacquired debt had a weighted-average life of approximately 26 years as of March 31, 2020.

(8)

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

(9)

Reflects amounts associated with the assessment and clean-up of sites currently or formerly owned by DESC. Such remediation costs are expected to be recovered over periods of up to 16 years. See Note 10 for more information.

(10)	Represents storm restoration costs for which DESC expects to receive future recovery through customer rates.
(11)	Includes deferred depreciation and property taxes associated with certain transmission assets for which DESC expects recovery from customers through future rates. See Note 10 for more information.
(12)	Various other regulatory assets are expected to be recovered through rates over varying periods through 2047.
(13)

Represents proceeds related to the monetization of the Toshiba Settlement. In accordance with the SCANA Merger Approval Order, this balance, net of amounts that may be required to satisfy liens, will be refunded to electric customers over a 20-year period ending in 2039. See Note 10 for more information.

(14)

Includes (i) excess deferred income taxes arising from the remeasurement of deferred income taxes in connection with the enactment of the 2017 Tax Reform Act (certain of which are protected under normalization rules and will be amortized over the remaining lives of related property, and certain of which will be amortized to the benefit of customers over prescribed periods as instructed by regulators) and (ii) deferred income taxes arising from investment tax credits, offset by (iii) deferred income taxes that arise from utility operations that have not been included in customer rates (a portion of which relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to 85 years). See Note 6 for more information.

(15)

Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited to customers over an estimated 11-year period (effective February 2019) in connection with the SCANA Merger Approval Order. See Note 10 for more information.

(16)	Represents estimated net collections through depreciation rates of amounts to be expended for the removal of assets in the future.

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

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
(millions)	Electric	Gas	Electric	Gas
Customer class:
Residential	$252	$79	$(271)	$78
Commercial	175	33	(139)	38
Industrial	80	17	(82)	26
Other	30	4	10	3
Revenues from contracts with customers	537	133	(482)	145
Other revenues	2	—	2	—
Total Operating Revenues	$539	$133	$(480)	$145

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $4 million and $9 million at March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, DESC recognized revenue of $5 million and $2 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

4. EQUITY

For all periods presented, DESC's authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC's authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

In February 2019, DESC received an equity contribution of $675 million from its parent that was funded by Dominion Energy. DESC used these funds to redeem long-term debt. See Note 6 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019.

At March 31, 2020, DESC’s retained earnings are below the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is prohibited from the payment of dividends without regulatory approval until the balance of its retained earnings increases. There have been no significant changes to dividend restrictions affecting DESC described in Note 5 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019.

5. LONG-TERM AND SHORT-TERM DEBT

DESC's short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility, which can be used for working capital, as support for the combined commercial paper programs of DESC, Dominion Energy, Virginia Power, Dominion Energy Gas and Questar Gas, and for other general corporate purposes.

At March 31, 2020, DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, was as follows:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$—	$—

(1)

A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power, Dominion Energy Gas and Questar Gas. The sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At March 31, 2020, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term borrowings from DESC's parent or from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

In January 2020, DESC and GENCO applied to FERC for a two-year short-term borrowing authorization. In March 2020, FERC granted DESC authority through March 2021 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. In addition, in March 2020, FERC granted GENCO authority through March 2021 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2020.

DESC received FERC approval to enter into an inter-company credit agreement in April 2019 with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At March 31, 2020, DESC had borrowings outstanding under this credit agreement totaling $486 million, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the three months ended March 31, 2020, DESC recorded interest charges of $2 million.

DESC participated in a utility money pool with SCANA and another regulated subsidiary of SCANA through April 2019. Fuel Company and GENCO remain in the utility money pool. Money pool borrowings and investments bear interest at short-term market rates. For the three months ended March 31, 2020, DESC recorded interest income from money pool transactions of $1 million, and for the same period DESC recorded interest expense from money pool transactions of $1 million. For the three months ended March 31, 2019, DESC recorded interest income from money pool transactions of $3 million, and for the same period DESC recorded interest expense from money pool transactions of $3 million. Fuel Company had outstanding money pool borrowings due to an affiliate of $239 million and GENCO had investments due from an affiliate of $3 million at March 31, 2020. At December 31, 2019, Fuel Company had outstanding money pool borrowings due to an affiliate of $219 million and GENCO had investments due from an affiliate of $9 million. On its Consolidated Balance Sheets, DESC includes money pool borrowings within affiliated and related party payables and money pool investments within affiliated and related party receivables.

6. INCOME TAXES

DESC has recorded an estimate of excess deferred income tax amortization in 2020. The reversal of these excess deferred income taxes will impact the effective tax rate and rates charged to customers. See Note 3 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

DESC’s effective tax rate for the three months ended March 31, 2020 is 19.9% compared to 9.7% for the three months ended March 31, 2019. Variances in the effective tax rate are primarily driven by charges resulting from the SCANA Combination. In connection with the SCANA Merger Approval Order, Dominion Energy committed to forgo, or limit, the recovery of certain income tax-related regulatory assets associated with the NND Project. DESC's 2019 effective tax rate reflects income tax expense of $198 million in satisfaction of this commitment. Also in the first quarter 2019, DESC’s unrecognized tax benefits increased by $51 million and income tax expense increased by $40 million related to a state income tax position taken in prior years.

In March 2020, the CARES Act was enacted which includes several significant business tax provisions that modify or temporarily suspend certain provisions of the 2017 Tax Reform Act. The CARES Act provisions are intended to improve cash flow and liquidity by, among other things, providing a temporary five-year carryback for certain net operating losses, accelerating the refund of previously generated corporate alternative minimum tax credits, and temporarily loosening the business interest limitation to 50% of adjusted taxable income for certain businesses. While DESC intends to utilize the income tax provisions of the CARES Act to accelerate the recognition of certain tax attributes, where applicable, they are not expected to provide a material benefit.

As of March 31, 2020, there have been no other material changes in DESC’s unrecognized tax benefits. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of these unrecognized tax benefits.

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives, and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on the Consolidated Balance Sheets. DESC’s derivative contracts include over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contain contractual rights of setoff through master netting arrangements and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

In general, most over-the-counter transactions are subject to collateral requirements. Types of collateral for over-the-counter contracts include cash, letters of credit, and, in some cases, other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities.

All of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2020, DESC would have been required to post $10 million of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any amounts already posted for derivatives per contractual terms. DESC had posted $4 million of collateral at March 31, 2020 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $14 million at March 31, 2020. DESC’s derivatives with credit related contingent provisions that were in a liability position were fully collateralized with cash at December 31,2019.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	March 31, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$33	$—	$23	$10	$19	$—	$19	$—
Total derivatives	$33	$—	$23	$10	$19	$—	$19	$—

Volumes

The following table presents the volume of derivative activity at March 31, 2020. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Interest rate(1)	$—	$71,400,000

(1)	Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At March 31, 2020
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(1)	1	1	2
Noncurrent Liabilities
Interest rate	18	13	31
Total noncurrent derivative liabilities(2)	18	13	31
Total derivative liabilities	$19	$14	$33
At December 31, 2019
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(1)	1	1	2
Noncurrent Liabilities
Interest rate	11	6	17
Total noncurrent derivative liabilities(2)	11	6	17
Total derivative liabilities	$12	$7	$19

(1)	Current derivative liabilities are presented in other current liabilities in the Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in the Consolidated Balance Sheets.

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Comprehensive Income (Loss):

Derivatives in Cash Flow Hedging Relationships

(millions)	Gain (loss) Reclassified from Deferred Accounts into Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended March 31, 2020
Derivative type and location of gains (losses):
Interest rate(2)	$—	$(6)
Total	$—	$(6)
Three Months Ended March 31, 2019
Derivative type and location of gains (losses):
Interest rate(2)	$—	$(2)
Total	$—	$(2)

(1)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income (Loss).

(2)	Amounts recorded in DESC’s Consolidated Statements of Comprehensive Income (Loss) are classified in interest charges.

8. FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

DESC’s fair value measurements are made in accordance with the policies discussed in Note 9 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019. See Note 7 in this report for further information about the DESC’s derivatives and hedge accounting activities.

Recurring Fair Value Measurements

The following table presents DESC’s liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At March 31, 2020
Liabilities
Interest rate	$—	$33	$—	$33
Total liabilities	$—	$33	$—	$33
At December 31, 2019
Liabilities
Interest rate	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

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

	March 31, 2020		December 31, 2019
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,359	$4,060	$3,358	$4,262
Affiliated long-term debt	230	230	230	230

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)	Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium.

9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2020	2019	2020	2019
Service cost	$3	$4	$1	$1
Interest cost	6	8	2	2
Expected return on assets	(11)	(10)	—	—
Amortization of actuarial losses	2	4	—	—
Net periodic benefit cost	$—	$6	$3	$3

No significant contribution to the pension trust is expected for the remainder of 2020 based on current market conditions and assumptions, nor is a limitation on benefit payments expected to apply. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

10. COMMITMENTS AND CONTINGENCIES

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

MATS

In February 2019, the EPA published a proposed rule to reverse its previous finding that it is appropriate and necessary to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units. In April 2020, the EPA finalized its reconsideration and issued a final rule. The final rule is consistent with the EPA’s February 2019 proposal, and determines that it is not appropriate and necessary to regulate mercury and hazardous air pollutant emissions from coal- and oil-fired electric generating units. The final rule also states that the MATS rule remains in place and the emissions standards for affected coal- and oil-fired electric generating units will not change. The effective date of the action will be 60 days after publication in the Federal Register.  DESC is complying with the applicable requirements of the rule and does not expect any impacts to its operations.

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

Carbon Regulations

In August 2016, the EPA issued a draft rule proposing to reaffirm that a source’s obligation to obtain a PSD or Title V permit for GHGs is triggered only if such permitting requirements are first triggered by non-GHG, or conventional, pollutants that are regulated by the New Source Review program, and to set a significant emissions rate at 75,000 tons per year of CO2 equivalent emissions under which a source would not be required to apply BACT for its GHG emissions. Until the EPA ultimately takes final action on this rulemaking, DESC cannot predict the impact to its results of operations, financial condition and/or cash flows.

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

Regulation 316(b)

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. DESC has five facilities that are subject to the final regulations. DESC is also working with the EPA and state regulatory agencies to assess the applicability of Section 316(b) to five hydroelectric facilities. DESC anticipates that it may have to install impingement control technologies at certain of these stations that have once-through cooling systems. DESC is currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. DESC is conducting studies and implementing plans as required by the rule to determine appropriate intake structure modifications at certain facilities to ensure compliance with this rule. While the impacts of this rule could be material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts for DESC.

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

DESC has four decommissioned MGP sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 at an estimated cost of $10 million. In September 2018, DESC submitted an updated remediation work plan for one site to SCDHEC, which if approved, would increase costs by approximately $8 million. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of March 31, 2020, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $23 million and are included in regulatory assets.

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

In December 2016, legislation was enacted that creates a framework for EPA- approved state CCR permit programs. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. In March 2018, the EPA proposed certain changes to the CCR rule related to issues remanded as part of the pending litigation and other issues the EPA is reconsidering. Several of the proposed changes would allow states with approved CCR permit programs additional flexibility in implementing their programs. In July 2018, the EPA promulgated the first phase of changes to the CCR rule. Until all phases of the CCR rule are promulgated, DESC cannot forecast potential incremental impacts or costs related to existing coal ash sites in connection with future implementation of the 2016 CCR legislation and reconsideration of the CCR rule. In August 2018, the U.S. Court of Appeals for the D.C. Circuit issued its decision in the pending challenges of the CCR rule, vacating and remanding to the EPA three provisions of the rule. Until regulatory action is taken to incorporate the U.S. Court of Appeals for the D.C. Circuit’s decision, DESC is unable to make an estimate of the potential financial statement impacts associated with any future changes to the CCR rule in connection with the court’s remand.

Abandoned NND Project

A description of events and circumstances leading up to DESC's abandonment of the NND Project and subsequent regulatory, legislative, legal and investigative proceedings, as well as related impairments of NND Project and other costs are described in Note 12 in DESC's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Further, except for rate adjustments for fuel and environmental costs, DSM costs, and other rates routinely adjusted on an annual or biannual basis, DESC will freeze retail electric base rates at current levels until January 1, 2021. As discussed in Note 2, in April 2020, the South Carolina Commission issued an order vacating the portion of the SCANA Merger Approval Order requiring that new retail electric rates be implemented by January 1, 2021

The South Carolina Commission order also approved the removal of DESC's investment in certain transmission assets that have not been abandoned from BLRA capital costs. As of March 31, 2020, such investment in these assets included $345 million within utility plant, net and $43 million within regulatory assets, which amount represents certain deferred operating costs. The South Carolina Commission approved deferral of these operating costs related to the investment until recovery of the transmission capital costs and associated deferred operating costs is addressed in a future rate proceeding. DESC believes these transmission capital and deferred operating costs are probable of recovery; however, if the South Carolina Commission were to disallow recovery of or a reasonable return on all or a portion of them, an impairment charge equal to the disallowed costs may be required.

Claims and Litigation

The following describes certain legal proceedings involving DESC relating to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets at both March 31, 2020 and December 31, 2019 include reserves of $492 million and insurance receivables of $6 million, included within other receivables. During the three months ended March 31, 2019, the Consolidated Statements of Comprehensive Income (Loss) includes charges of $166 million ($125 million after-tax), included within impairment of assets and other charges.

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

In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations are substantially similar to those in the DESC Ratepayer Case. The plaintiffs seek a declaratory judgment that the defendants may not charge the purported class for reimbursement for past or future costs of the NND Project. In March 2018, the plaintiffs filed an amended complaint including as additional named defendants certain then current and former directors of Santee Cooper and SCANA. In June 2018, Santee Cooper filed a Notice of Petition for Original Jurisdiction with the Supreme Court of South Carolina which was denied. In December 2018, Santee Cooper filed its answer to the plaintiffs' fourth amended complaint and filed cross claims against DESC. In October 2019, Santee Cooper voluntarily consented to stay its cross claims against DESC pending the outcome of the trial of the underlying case. In November 2019, DESC removed the case to the U.S. District Court for the District of South Carolina. In December 2019, the plaintiffs and Santee Cooper filed a motion to remand the case to state court. In January 2020, the case was remanded to state court. In March 2020, the parties executed a settlement agreement relating to this matter as well as the Luquire Case and the Glibowski Case described below. The settlement agreement provides that Dominion Energy and Santee Cooper will establish a fund for the benefit of class members in the amount of $520 million, of which DESC’s portion is $320 million of shares of Dominion Energy common stock. Also in March 2020, the court granted preliminary approval for the settlement agreement. This case is pending.

In July 2019, a similar purported class action was filed by certain Santee Cooper ratepayers against DESC, SCANA, Dominion Energy and former directors and officers of SCANA in the State Court of Common Pleas in Orangeburg, South Carolina (the Luquire Case). In August 2019, DESC, SCANA and Dominion Energy were voluntarily dismissed from the case. The claims are similar to the Santee Cooper Ratepayer Case. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Glibowski Case. This case is pending.

RICO Class Action

In January 2018, a purported class action was filed, and subsequently amended, against SCANA, DESC and certain former executive officers in the U.S. District Court for the District of South Carolina (the Glibowski Case). The plaintiff alleges, among other things, that SCANA, DESC and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO and conspired to violate RICO by fraudulently inflating utility bills to generate unlawful proceeds. The DESC Ratepayer Class Action settlement described previously contemplates dismissal of claims by DESC ratepayers in this case against DESC, SCANA and their officers. In August 2019, the individual defendants filed motions to dismiss. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Luquire Case. This case is pending.

SCANA Shareholder Litigation

In February 2018, a purported class action was filed against Dominion Energy and certain former directors of SCANA and DESC in the State Court of Common Pleas in Richland County, South Carolina (the Metzler Lawsuit). The plaintiff alleges, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin and/or rescind the merger. In February 2018, Dominion Energy removed the case to the U.S. District Court for the District of South Carolina and filed a Motion to Dismiss in March 2018. In August 2018, the case was remanded back to the State Court of Common Pleas in Richland County. Dominion Energy appealed the decision to remand to the U.S. Court of Appeals for the Fourth Circuit, where the appeal was consolidated with another lawsuit regarding the SCANA Merger Agreement to which DESC is not a party. In June 2019, the U.S. Court of Appeals for the Fourth Circuit reversed the order remanding the case to state court. In September 2019, the U.S. District Court for the District of South Carolina granted the plaintiffs’ motion to consolidate the Metzler Lawsuit with another lawsuit regarding the SCANA Merger Agreement to which DESC is not a party. In October 2019, the plaintiffs filed an amended complaint against certain former directors and executive officers of SCANA and DESC, which stated substantially similar allegations to those in the initial lawsuits as well as an inseparable fraud claim. In November 2019, the defendants filed a motion to dismiss. In April 2020, the U.S. District Court for the District of South Carolina denied the motion to dismiss. This case is pending.

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

In September and October 2017, SCANA was served with subpoenas issued by the U.S. Attorney’s Office for the District of South Carolina and the Staff of the SEC’s Division of Enforcement seeking documents related to the NND Project. In February 2020, the SEC filed a complaint against SCANA, two of its former executive officers and DESC in the U.S. District Court for the District of South Carolina alleging that the defendants violated federal securities laws by making false and misleading statements about the NND Project. In April 2020, SCANA and DESC reached an agreement in principle with the Staff of the SEC’s Division of Enforcement to settle, without admitting or denying the allegations in the complaint. The Staff of the SEC’s Division of Enforcement has not yet presented the proposed settlement to the SEC. The agreement in principle would, among other things, require SCANA to pay a civil monetary penalty totaling $25 million, and SCANA and DESC to pay disgorgement and prejudgment interest totaling $112.5 million, which disgorgement and prejudgment interest amount will be deemed satisfied by the settlements in the SCANA Securities Class Action and the DESC Ratepayer Case. The proposed settlement is contingent on the review and approval of final documentation by SCANA, DESC and the Staff of the SEC’s Division of Enforcement and is subject to approval by the SEC and the U.S. District Court for the District of South Carolina. This matter is pending.

In addition, the South Carolina Law Enforcement Division is conducting a criminal investigation into the handling of the NND Project by SCANA and DESC. Dominion Energy is cooperating fully with the investigations by the U.S. Attorney’s Office and the South Carolina Law Enforcement Division, including responding to additional subpoenas and document requests. Dominion Energy has also entered into a cooperation agreement with the U.S. Attorney’s Office and the South Carolina Attorney General’s Office. The cooperation agreement provides that in consideration of its full cooperation with these investigations to the satisfaction of both agencies, neither such agency will criminally prosecute or bring any civil action against Dominion Energy or any of its current, previous, or future direct or indirect subsidiaries related to the NND Project. These matters are pending.

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

11. OPERATING SEGMENTS

In December 2019, DESC realigned its segments which resulted in the formation of a single primary operating segment. The historical information presented herein has been recast to reflect the current segment presentation.

The Corporate and Other segment includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

In the three months ended March 31, 2020, DESC reported an immaterial amount of specific items in the Corporate and Other segment. In the three months ended March 31, 2019, DESC reported after-tax net expenses of $1.2 billion for specific items in the Corporate and Other segment, all of which were attributable to its operating segment.

The net expense for specific items attributable to DESC’s operating segment in 2019 primarily related to the impact of the following items:

•	A $1.0 billion ($756 million after-tax) charge for refunds of amounts previously collected from retail electric customers for the NND Project;
•	A $198 million tax charge for $264 million of income tax-related regulatory assets for which DESC committed to forgo recovery;
•	A $166 million ($125 million after-tax) of charges associated with litigation;
•	A $105 million ($79 million after-tax) charge for utility plant primarily for which DESC committed to forgo recovery; and
•	$40 million tax charges for changes in unrecognized tax benefits.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended March 31, 2020
Dominion Energy South Carolina	$672	$89
Corporate and Other	—	(1)
Consolidated Total	$672	$88

Three Months Ended March 31, 2019
Dominion Energy South Carolina	$674	$64
Corporate and Other	(1,009)	(1,173)
Consolidated Total	$(335)	$(1,109)

12. AFFILIATED AND RELATED PARTY TRANSACTIONS

DESC owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions at certain of DESC's generating facilities. DESC accounts for this investment using the equity method. Purchases and sales of the related coal are recorded as other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

DESC purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and to satisfy certain electric generation requirements. These purchases are included within gas purchased for resale or fuel used in electric generation, as applicable in the Consolidated Statements of Comprehensive Income (Loss).

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

	Three Months Ended March 31,
(millions)	2020	2019
Purchases of coal from affiliate	$—	$28
Sales of coal to affiliate	—	28
Purchases of fuel used in electric generation from affiliate	—	33
Direct and allocated costs from services company affiliate(1)	67	58
Operating Revenues - Electric from sales to affiliate	—	1
Operating Expenses - Other taxes from affiliate	3	2
Purchases of electricity from solar affiliates	2	1
Demand and transportation charges from DECG - Fuel used in electric generation	4	11
Demand and transportation charges from DECG - Gas purchased for resale	11	4

(1)	Includes capitalized expenditures of $12 million and $9 million for the three months ended March 31, 2020 and 2019, respectively.

(millions)	March 31, 2020	December 31, 2019
Receivable from Canadys Refined Coal, LLC	$—	$2
Payable to Canadys Refined Coal, LLC	—	2
Payable to DESS	58	76
Payable to Public Service Company of North Carolina, Incorporated	6	8
Payable to solar affiliates	1	—
Receivable from DECG	—	1
Payable to DECG	5	5

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended March 31,
(millions)	2020	2019
Revenues from contracts with customers	$1	$1
Other income	3	4
Other expense	(2)	(10)
Allowance for equity funds used during construction	1	—
Other income (expense), net	$3	$(5)

Non-service cost components of pension and other postretirement benefits are included in other income (expense).

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

•

The impact of extraordinary external events, such as the current pandemic health event resulting from COVID-19, and their collateral consequences, including extended disruption of economic activity in our markets;

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated in Part II, Item 1A. Risk Factors in this report.

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

Results of Operations

Presented below is a summary of DESC’s consolidated results:

	First Quarter
(millions)	2020	2019	$ Change
Net income (loss)	$93	$(1,103)	$1,196

Overview

First Quarter 2020 vs. 2019

Net income increased $1.2 billion, primarily due to the absence of charges for refunds of amounts previously collected from retail electric customers for the NND Project and certain regulatory assets and utility plant for which DESC committed to forgo recovery and a decrease in charges associated with litigation.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	First Quarter
(millions)	2020	2019	$ Change
Operating revenues	$672	$(335)	$1,007
Fuel used in electric generation	104	137	(33)
Purchased power	13	8	5
Gas purchased for resale	57	77	(20)
Net revenue	498	(557)	1,055
Other operations and maintenance	145	144	1
Impairment of assets and other charges	2	271	(269)
Depreciation and amortization	118	102	16
Other taxes	62	69	(7)
Other income (expense), net	3	(5)	8
Interest charges	58	73	(15)
Income tax expense (benefit)	23	(118)	141

An analysis of DESC’s results of operations follows:

First Quarter 2020 vs. 2019

Net revenue increased $1.1 billion, primarily due to:

•	The absence of a $1.0 billion charge to electric revenue for refunds of amounts previously collected from retail electric customers for the NND Project;
•

A $22 million increase as a result of the amortization of regulatory liabilities associated with the Toshiba Settlement and refunds of amounts previously collected from retail electric customers for the NND Project for the entire period in 2020; and

•	A $12 million increase in sales to retail electric customers due to weather.

Impairment of assets and other charges decreased 99%, primarily due to a reduction in charges associated with litigation ($166 million) and a decrease in charges for utility plant for which DESC committed to forgo recovery ($103 million).

Depreciation and amortization increased 16%, primarily reflecting the amortization of NND Project costs.

Other taxes decreased 10%, primarily due to a decrease in property taxes.

Other income (expense), net increased $8 million, primarily due to a decrease in donations ($4 million) and a decrease in severance expenses ($3 million).

Interest charges decreased 21%, primarily due to lower long-term debt principal balances primarily as a result of the debt tender offers completed in 2019.

Income tax expense increased $141 million, primarily due to the absence of a charge for certain income tax-related regulatory assets for which DESC committed to forgo recovery ($198 million) and the absence of changes in unrecognized tax benefits ($40 million), partially offset by higher pretax income ($379 million).

ITEM 4. CONTROLS AND PROCEDURES

Senior management of DESC, including DESC’s CEO and CFO, evaluated the effectiveness of DESC’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, DESC’s CEO and CFO have concluded that DESC’s disclosure controls and procedures are effective.

There were no changes that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, DESC’s internal control over financial reporting.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which DESC is a party, which information is incorporated herein by reference:

•	Notes 3 and 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019.
•	Notes 2 and 10 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

DESC’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these risk factors have been identified in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019, which should be taken into consideration when reviewing the information contained in this report. Other than the risk factor discussed below, there have been no material changes with regard to the risk factors previously disclosed in DESC's Annual Report on Form 10-K for the year ended December 31, 2019. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

Public health crises and epidemics or pandemics, such as COVID-19, could adversely affect DESC’s business, results of operations, financial condition, liquidity and/or cash flows.

The effects of the continued outbreak of the COVID-19 pandemic and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. The effects could also have a variety of adverse impacts on DESC, including reduced demand for energy, particularly from commercial and industrial customers and impairment of goodwill or long-lived assets.  There is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. Such restrictions may cause operational interruptions and delays in construction projects. For the duration of the outbreak of COVID-19, voluntary suspension, or potential legislative or government action, is expected to limit DESC’s ability to collect on overdue accounts or disconnect services for non-payment, which may cause a decrease in DESC’s results of operations and cash flows. To the extent the COVID-19 pandemic adversely affects DESC’s business, results of operations, financial condition, liquidity and/or cash flows, it may also have the effect of heightening many of the other risks described in Item 1A. Risk Factors in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, effective April 29, 2019 (Exhibit 3.1, Form 8-K filed April 29, 2019, File No. 1-3375).
3.2	Amended and Restated Bylaws, effective April 29, 2019 (Exhibit 3.2, Form 8-K filed April 29, 2019, File No. 1-3375).
4.1

Dominion Energy South Carolina, Inc. agrees to furnish to the U.S. Securities and Exchange Commission upon request any instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of its total consolidated assets.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 5, 2020, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: May 5, 2020		Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer