Form 10-Q
period 2020-06-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2020-08-05
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 17, 2020, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

ACE Rule	Affordable Clean Energy Rule
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
BACT	Best available control technology
BLRA	South Carolina Base Load Review Act
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020
CCR	Coal combustion residual
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
Consortium	A consortium consisting of Westinghouse and WECTEC
CUA	Capacity Use Area
CWA	Clean Water Act
DECG	Dominion Energy Carolina Gas Transmission, LLC
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

Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
DSM	Demand-side management
ELG Rule	Effluent limitations guidelines for the steam electric power generating category
EMANI	European Mutual Association for Nuclear Insurance
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
IAA	Interim Assessment Agreement dated March 28, 2017, as amended, among DESC, Santee Cooper, Westinghouse and WECTEC
kV	Kilovolt
MATS	Utility Mercury and Air Toxics Standard Rule
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day

Abbreviation or Acronym	Definition
MGP	Manufactured gas plant
NEIL	Nuclear Electric Insurance Limited
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	June 30, 2020	December 31, 2019
ASSETS
Utility plant in service	$13,472	$13,208
Accumulated depreciation and amortization	(4,933)	(4,851)
Construction work in progress	372	339
Nuclear fuel, net of accumulated amortization	201	219
Utility plant, net ($706 and $727 related to VIEs)	9,112	8,915
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	51	69
Assets held in trust, nuclear decommissioning	223	214
Nonutility property and investments, net	274	283
Current Assets:
Cash and cash equivalents	7	4
Receivables:
Customer, net of allowance for uncollectible accounts of $9 and $3	322	320
Affiliated and related party	—	14
Other	123	119
Inventories (at average cost):
Fuel	104	104
Materials and supplies	171	168
Prepayments	121	91
Regulatory assets	261	271
Other current assets	32	27
Total current assets ($126 and $143 related to VIEs)	1,141	1,118
Deferred Debits and Other Assets:
Regulatory assets	3,821	3,892
Other	92	93
Total deferred debits and other assets ($38 and $32 related to VIEs)	3,913	3,985
Total assets	$14,440	$14,301

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	June 30, 2020	December 31, 2019
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$3,695	$3,695
Retained earnings	177	20
Accumulated other comprehensive loss	(3)	(3)
Total common equity	3,869	3,712
Noncontrolling interest	183	180
Total equity	4,052	3,892
Long-term debt, net	3,359	3,358
Affiliated long-term debt	230	230
Finance leases	18	20
Total long-term debt	3,607	3,608
Total capitalization	7,659	7,500
Current Liabilities:
Securities due within one year	7	7
Accounts payable	136	245
Affiliated and related party payables	769	624
Customer deposits and customer prepayments	71	76
Taxes accrued	121	218
Interest accrued	92	88
Regulatory liabilities	287	256
Reserves for litigation and regulatory proceedings	473	492
Other	42	60
Total current liabilities	1,998	2,066
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	690	629
Asset retirement obligations	587	489
Pension and other postretirement benefits	200	203
Regulatory liabilities	3,098	3,210
Affiliated liabilities	14	15
Other	194	189
Total deferred credits and other liabilities	4,783	4,735
Commitments and Contingencies (see Note 12)
Total capitalization and liabilities	$14,440	$14,301

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2020	2019	2020	2019
Operating Revenue(1)	$624	$698	$1,296	$363
Operating Expenses:
Fuel used in electric generation(1)	95	143	199	280
Purchased power(1)	25	12	38	20
Gas purchased for resale(1)	34	44	91	121
Other operations and maintenance	93	123	183	219
Other operations and maintenance - affiliated suppliers	50	72	105	120
Impairment of assets and other charges	—	100	2	371
Depreciation and amortization	118	115	236	217
Other taxes(1)	65	72	127	141
Total operating expenses	480	681	981	1,489
Operating income (loss)	144	17	315	(1,126)
Other income (expense), net	2	(9)	5	(14)
Interest charges, net of allowance for borrowed funds used during construction of $1, $2, $3 and $2(1)	58	63	116	136
Income (loss) before income tax expense (benefit)	88	(55)	204	(1,276)
Income tax expense (benefit)	21	15	44	(103)
Net Income (Loss) and Other Comprehensive Income (Loss)	67	(70)	160	(1,173)
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(2)	8	3	14
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	$69	$(78)	$157	$(1,187)

(1)	See Note 14 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(millions)	2020	2019
Operating Activities
Net income (loss)	$160	$(1,173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of assets and other charges	2	371
Provision for refunds to customers	—	950
Deferred income taxes, net	61	(434)
Depreciation and amortization	236	223
Amortization of nuclear fuel	21	27
Other adjustments	7	(4)
Changes in certain assets and liabilities:
Receivables	(23)	—
Receivables - affiliated and related party	5	(3)
Inventories	(3)	(48)
Prepayments	(30)	(29)
Pension and other postretirement benefits	(3)	—
Regulatory assets	3	187
Regulatory liabilities	(111)	195
Accounts payable	(35)	(72)
Accounts payable - affiliated and related party	4	17
Revenue subject to refund	—	(63)
Taxes accrued	(97)	(65)
Interest accrued	3	—
Other assets and liabilities	(12)	(79)
Net cash provided by operating activities	188	—
Investing Activities
Property additions and construction expenditures	(330)	(226)
Proceeds from investments and sales of assets	5	12
Purchase of investments	(5)	(23)
Purchase of investments - affiliated	(1)	—
Short-term investments - affiliated	9	343
Net cash provided by (used in) investing activities	(322)	106
Financing Activities
Proceeds from issuance of affiliated debt	—	230
Repayment of long-term debt, including redemption premiums	—	(1,247)
Dividend to parent	—	(30)
Contribution from parent	—	775
Contribution returned to parent	—	(20)
Money pool borrowings, net	—	4
Short-term borrowings, net	—	(73)
Short-term borrowings - affiliated, net	141	—
Other	(4)	—
Net cash provided by (used in) financing activities	137	(361)
Net increase (decrease) in cash, restricted cash and equivalents	3	(255)
Cash, restricted cash and equivalents at beginning of period(1)	4	377
Cash, restricted cash and equivalents at end of period(1)	$7	$122
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued construction expenditures	$41	$39
Leases(2)	2	5
(1)	At June 30, 2020, June 30, 2019, December 31, 2019 and December 31, 2018 there were no restricted cash and equivalent balances.
(2)	Includes $2 million of financing leases for the six months ended June 30, 2020 and $3 million of financing leases and $2 million of operating leases for the six months ended June 30, 2019.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
March 31, 2019	40	$3,535	$151	$(4)	$185	$3,867
Total comprehensive income (loss) available (attributable) to common shareholder			(78)		8	(70)
Capital contribution from parent		100				100
Capital contribution returned to parent					(20)	(20)
Other			(1)			(1)
June 30, 2019	40	$3,635	$72	$(4)	$173	$3,876

March 31, 2020	40	$3,695	$108	$(3)	$185	$3,985
Total comprehensive income (loss) available (attributable) to common shareholder			69		(2)	67
June 30, 2020	40	$3,695	$177	$(3)	$183	$4,052

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2018	40	$2,860	$1,279	$(3)	$179	$4,315
Cumulative-effect of change in accounting principle			1	(1)		—
Total comprehensive income (loss) available (attributable) to common shareholder			(1,187)		14	(1,173)
Capital contribution from parent		775				775
Capital contribution returned to parent					(20)	(20)
Dividend to parent			(20)			(20)
Other			(1)			(1)
June 30, 2019	40	$3,635	$72	$(4)	$173	$3,876

December 31, 2019	40	$3,695	$20	$(3)	$180	$3,892
Total comprehensive income available to common shareholder			157		3	160
June 30, 2020	40	$3,695	$177	$(3)	$183	$4,052

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

South Carolina Electric Base Rate Case

Pursuant to the SCANA Merger Approval Order, DESC will not file an application for a general rate case with the South Carolina Commission with a requested effective date for new rates earlier than January 2021.  In April 2020, the South Carolina Commission issued an order vacating the portion of the SCANA Merger Approval Order requiring that new retail electric rates be implemented by January 1, 2021. In July 2020, DESC filed a notice of intent with the South Carolina Commission to file for an increase to base rates for retail electric service no earlier than 30 days following the notice. The net lost revenue recovery portion of the DSM rider would be adjusted lower simultaneously with any approved retail electric base rate increases.

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

Electric Transmission Projects

In 2020, DESC began several electric transmission projects in connection with two new nuclear plants under development by Southern. These transmission projects are required to be in place prior to these plants beginning operations to maintain reliability. DESC anticipates the projects to go into service in phases, costing approximately $75 million in aggregate. In February 2020, DESC filed an application with the South Carolina Commission requesting approval to construct and operate 28 miles of 230 kV transmission lines in Aiken County, South Carolina estimated to cost approximately $30 million. In June 2020, the South Carolina Commission approved the filing.

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

Natural Gas Rates

In June 2020, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2020 with a total revenue requirement of $409 million. This represents a $9 million overall annual increase to its natural gas rates under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2020. This matter is pending.

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

	June 30,	December 31,
(millions)	2020	2019
Regulatory assets:
NND Project costs(1)	$138	$138
Deferred employee benefit plan costs(2)	10	13
Other unrecovered plant(3)	14	14
DSM programs(4)	17	17
AROs(5)	27	28
Cost of fuel under-collections(6)	11	13
Other	44	48
Regulatory assets - current	261	271
NND Project costs(1)	2,434	2,503
AROs(5)	289	293
Cost of reacquired debt(7)	251	259
Deferred employee benefit plan costs(2)	194	196
Deferred losses on interest rate derivatives(8)	315	305
Other unrecovered plant(3)	64	69
DSM programs(4)	57	54
Environmental remediation costs(9)	21	22
Deferred storm damage costs(10)	44	44
Deferred transmission operating costs(11)	49	37
Other(12)	103	110
Regulatory assets - noncurrent	3,821	3,892
Total regulatory assets	$4,082	$4,163
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	23	16
Reserve for refunds to electric utility customers(15)	134	143
Cost of fuel over-collections(6)	55	12
Other	8	18
Regulatory liabilities - current	287	256
Monetization of guaranty settlement(13)	936	970
Income taxes refundable through future rates(14)	929	948
Asset removal costs(16)	565	552
Deferred gains on interest rate derivatives(8)	70	71
Reserve for refunds to electric utility customers(15)	588	656
Other	10	13
Regulatory liabilities - noncurrent	3,098	3,210
Total regulatory liabilities	$3,385	$3,466

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
(7)

Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt or over the life of the replacement debt if refinanced. The reacquired debt had a weighted-average life of approximately 26 years as of June 30, 2020.

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

Regulatory assets have been recorded based on the probability of their recovery. All regulatory assets represent incurred costs that may be deferred under GAAP for regulated operations. The South Carolina Commission or the FERC has reviewed and approved through specific orders certain of the items shown as regulatory assets. In addition, regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by one of these regulatory agencies, including deferred transmission operating costs that are the subject of regulatory proceedings discussed in Note 12. While such costs are not currently being recovered, management believes they would be allowable under existing rate-making concepts embodied in rate orders or applicable state law and expects to recover these costs through rates in future periods.

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$261	$33	$281	$31	$513	$112	$10	$109
Commercial	177	20	206	23	352	53	67	61
Industrial	83	12	100	19	163	29	18	45
Other	27	4	35	4	57	8	45	7
Revenues from contracts with customers	548	69	622	77	1,085	202	140	222
Other revenues	7	—	(1)	—	9	—	1	—
Total Operating Revenues	$555	$69	$621	$77	$1,094	$202	$141	$222

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $5 million and $9 million at June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020 and 2019, DESC recognized revenue of $5 million and $3 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

4. EQUITY

For all periods presented, DESC's authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC's authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

During the three and six months ended June 30, 2019, DESC received equity contributions of $100 million and $775 million, respectively, from its parent that was funded by Dominion Energy. DESC used these funds to redeem long-term debt and to repay intercompany credit agreement borrowings from Dominion Energy. See Note 6 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019.

At June 30, 2020, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the threshold. There have been no other significant changes to dividend restrictions affecting DESC described in Note 5 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019.

5. LONG-TERM AND SHORT-TERM DEBT

DESC's short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility, which can be used for working capital, as support for the combined commercial paper programs of DESC, Dominion Energy, Virginia Power, Dominion Energy Gas and Questar Gas, and for other general corporate purposes.

At June 30, 2020, DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, was as follows:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$—	$—

(1)

A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power, Dominion Energy Gas and Questar Gas. The sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At June 30, 2020, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term borrowings from DESC's parent or from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

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

DESC received FERC approval to enter into an inter-company credit agreement in April 2019 with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At June 30, 2020 and December 31, 2019, DESC had borrowings outstanding under this credit agreement totaling $480 million and $355 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the three and six months ended June 30, 2020, DESC recorded interest charges of $3 million and $5 million, respectively. For the three and six months ended June 30, 2019, DESC recorded interest charges of less than $1 million.

DESC participated in a utility money pool with SCANA and another regulated subsidiary of SCANA through April 2019. Fuel Company and GENCO remain in the utility money pool. Money pool borrowings and investments bear interest at short-term market rates. For the three and six months ended June 30, 2020, DESC recorded interest income from money pool transactions of $1 million and $2 million, respectively, and for the same period DESC recorded interest expense from money pool transactions of $1 million and $2 million, respectively. For the three and six months ended June 30, 2019, DESC recorded interest income from money pool transactions of $3 million and $6 million, respectively, and for the same period DESC recorded interest expense from money pool transactions of $3 million and $6 million, respectively. Fuel Company had outstanding money pool borrowings due to an affiliate of $233 million and GENCO had investments due from an affiliate of $2 million at June 30, 2020. At December 31, 2019, Fuel Company had outstanding money pool borrowings due to an affiliate of $219 million and GENCO had investments due from an affiliate of $9 million. On its Consolidated Balance Sheets, DESC includes money pool borrowings within affiliated and related party payables and money pool investments within affiliated and related party receivables.

6. INCOME TAXES

DESC has recorded an estimate of excess deferred income tax amortization in 2020. The reversal of these excess deferred income taxes will impact the effective tax rate and rates charged to customers. See Note 3 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

DESC’s effective tax rate for the six months ended June 30, 2020 is 21.5% compared to 8.1% for the six months ended June 30, 2019. Variances in the effective tax rate are primarily driven by the absence of charges resulting from the SCANA Combination. In connection with the SCANA Merger Approval Order, Dominion Energy committed to forgo, or limit, the recovery of certain income tax-related regulatory assets associated with the NND Project. DESC's 2019 effective tax rate reflects income tax expense of $198 million in satisfaction of this commitment. Also in the first six months of 2019, DESC’s unrecognized tax benefits increased by $75 million and income tax expense increased by $63 million related to federal and state income tax positions taken in prior years.

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

In July 2020, the U.S. Department of Treasury issued final regulations providing guidance about the limitation on the deduction for business interest expenses and issued proposed regulations on the application of these rules to certain pass-through entities and partners in those entities under the 2017 Tax Reform Act as modified by the CARES Act.  DESC is currently assessing the impact of these regulations but expects interest expense to be deductible in 2020.

As of June 30, 2020, there have been no other material changes in DESC’s unrecognized tax benefits. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of these unrecognized tax benefits.

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

All of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2020, DESC would have been required to post $10 million of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any amounts already posted for derivatives per contractual terms. DESC had posted $3 million of collateral at June 30, 2020 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $13 million at June 30, 2020. DESC’s derivatives with credit related contingent provisions that were in a liability position were fully collateralized with cash at December 31,2019.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	June 30, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$31	$—	$21	$10	$19	$—	$19	$—
Total derivatives	$31	$—	$21	$10	$19	$—	$19	$—

Volumes

The following table presents the volume of derivative activity at June 30, 2020. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Interest rate(1)	$—	$71,400,000

(1)	Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At June 30, 2020
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(1)	1	1	2
Noncurrent Liabilities
Interest rate	17	12	29
Total noncurrent derivative liabilities(2)	17	12	29
Total derivative liabilities	$18	$13	$31
At December 31, 2019
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(1)	1	1	2
Noncurrent Liabilities
Interest rate	11	6	17
Total noncurrent derivative liabilities(2)	11	6	17
Total derivative liabilities	$12	$7	$19

(1)	Current derivative liabilities are presented in other current liabilities in the Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in the Consolidated Balance Sheets.

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income (Loss):

Derivatives in Cash Flow Hedging Relationships

(millions)	Gain (loss) Reclassified from Deferred Accounts into Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended June 30, 2020
Derivative type and location of gains (losses):
Interest rate(2)	$—	$2
Total	$—	$2
Three Months Ended June 30, 2019
Derivative type and location of gains (losses):
Interest rate(2)	$—	$—
Total	$—	$—
Six Months Ended June 30, 2020
Derivative type and location of gains (losses):
Interest rate(2)	$—	$(4)
Total	$—	$(4)
Six Months Ended June 30, 2019
Derivative type and location of gains (losses):
Interest rate(2)	$—	$(2)
Total	$—	$(2)

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

8. FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

DESC’s fair value measurements are made in accordance with the policies discussed in Note 9 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019. See Note 7 in this report for further information about DESC’s derivatives and hedge accounting activities.

Recurring Fair Value Measurements

The following table presents DESC’s liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At June 30, 2020
Liabilities
Interest rate	$—	$31	$—	$31
Total liabilities	$—	$31	$—	$31
At December 31, 2019
Liabilities
Interest rate	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

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

	June 30, 2020		December 31, 2019
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,359	$4,586	$3,358	$4,262
Affiliated long-term debt	230	230	230	230

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

A reconciliation of the beginning and ending aggregate carrying amount of AROs is as follows:

(millions)	Amount
AROs at December 31, 2019	$489
Liabilities settled	(2)
Accretion expense	11
Revisions in estimated cash flows (1)	89
AROs at June 30, 2020	$587
(1)	The increase in 2020 reflects revisions from the nuclear decommissioning cost study.

10. UTILITY PLANT AND NONUTILITY PROPERTY

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

11. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2020	2019	2020	2019
Service cost	$4	$3	$1	$—
Interest cost	6	7	2	2
Expected return on assets	(11)	(10)	—	—
Amortization of actuarial losses	1	3	—	—
Curtailment(1)	—	6	—	3
Net periodic benefit cost	$—	$9	$3	$5
Six Months Ended June 30,
Service cost	$7	$7	$2	$1
Interest cost	12	15	4	4
Expected return on assets	(22)	(20)	—	—
Amortization of actuarial losses	3	7	—	—
Curtailment(1)	—	6	—	3
Net periodic benefit cost	$—	$15	$6	$8
(1)	Related to a voluntary retirement program.

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

MATS

In February 2019, the EPA published a proposed rule to reverse its previous finding that it is appropriate and necessary to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units. In May 2020, the EPA’s final rule became effective. The final rule is consistent with the EPA’s February 2019 proposal, and determines that it is not appropriate and necessary to regulate mercury and hazardous air pollutant emissions from coal- and oil-fired electric generating units. The final rule also states that the MATS rule remains in place and the emissions standards for affected coal- and oil-fired electric generating units will not change. DESC is complying with the applicable requirements of the rule and does not expect any impacts to its operations.

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

Oil and Gas NSPS

In August 2012, the EPA issued an NSPS impacting new and modified facilities in the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers and compressors in the upstream sector. In June 2016, the EPA issued another NSPS regulation, for the oil and natural gas sector, to regulate methane and VOC emissions from new and modified facilities in transmission and storage, gathering and boosting, production and processing facilities. All projects which commenced construction after September 2015 are required to comply with this regulation. In October 2018, the EPA published a proposed rule reconsidering and amending portions of the 2016 rule, including but not limited to, the fugitive emissions requirements at well sites and compressor stations. The amended portions of the 2016 rule were effective immediately upon publication. Until the proposed rule regarding reconsideration is final, DESC is implementing the 2016 regulation. DESC is still evaluating whether potential impacts on results of operations, financial condition and/or cash flows related to this matter will be material.

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

Capacity Use Area

In November 2019, a new CUA was established in the counties surrounding the Cope Generating Station (Western Capacity Use Area) under the South Carolina Groundwater Use and Reporting Regulation. Under the regulation any groundwater well in a CUA that withdraws above three million gallons per month must be permitted. The Cope Generating Station is located within this new Western Capacity Use Area. Cope has been using four deep groundwater wells for cooling water and other house loads since 1996. Prior to designation of the new Western Capacity Use Area, the wells at Cope Station were only required to be registered not permitted. As a result of this designation, Cope will need to restore the surface water equipment to operable status to reduce reliance on groundwater wells. This includes completion of 316(b) requirements, (including SCDHEC BACT determination and modification of the station national pollutant discharge elimination system permit) and extensive inspection, repair and/or replacement of the associated surface water withdrawal equipment which has been idle since 1996. While the impacts of this rule change are material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts for DESC.

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

DESC has four decommissioned MGP sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 at an estimated cost of $10 million. In September 2018, DESC submitted an updated remediation work plan for one site to SCDHEC, which if approved, would increase costs by approximately $11 million. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of June 30, 2020, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $22 million and are included in regulatory assets.

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

The South Carolina Commission order also approved the removal of DESC's investment in certain transmission assets that have not been abandoned from BLRA capital costs. As of June 30, 2020, such investment in these assets included $345 million within utility plant, net and $49 million within regulatory assets, which amount represents certain deferred operating costs. The South Carolina Commission approved deferral of these operating costs related to the investment until recovery of the transmission capital costs and associated deferred operating costs is addressed in a future rate proceeding. DESC believes these transmission capital and deferred operating costs are probable of recovery; however, if the South Carolina Commission were to disallow recovery of or a reasonable return on all or a portion of them, an impairment charge equal to the disallowed costs may be required.

Claims and Litigation

The following describes certain legal proceedings involving DESC relating to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 include reserves of $473 million and $492 million, respectively, and insurance receivables of $8 million and $6 million, respectively, included within other receivables. During the three and six months ended June 30, 2019, the Consolidated Statements of Comprehensive Income (Loss) includes charges of $100 million ($75 million after-tax) and $266 million ($200 million after-tax), respectively, included within impairment of assets and other charges.

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

In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement and a stay of pre-trial proceedings in the DESC Ratepayer Case. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC would establish an escrow account and proceeds from the escrow account would be distributed to the class members, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the DESC Ratepayer Class estimate to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. The court held a fairness hearing on the settlement in May 2019. In June 2019, the court entered an order granting final approval of the settlement, which order became effective July 2019. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. In addition, property with a net recorded value of $42 million is in the process of being transferred to the plaintiffs in coordination with the court-appointed real estate trustee to satisfy the settlement agreement, of which $21 million had been transferred as of June 30, 2020.

In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations are substantially similar to those in the DESC Ratepayer Case. The plaintiffs seek a declaratory judgment that the defendants may not charge the purported class for reimbursement for past or future costs of the NND Project. In March 2018, the plaintiffs filed an amended complaint including as additional named defendants certain then current and former directors of Santee Cooper and SCANA. In June 2018, Santee Cooper filed a Notice of Petition for Original Jurisdiction with the Supreme Court of South Carolina which was denied. In December 2018, Santee Cooper filed its answer to the plaintiffs' fourth amended complaint and filed cross claims against DESC. In October 2019, Santee Cooper voluntarily consented to stay its cross claims against DESC pending the outcome of the trial of the underlying case. In November 2019, DESC removed the case to the U.S. District Court for the District of South Carolina. In December 2019, the plaintiffs and Santee Cooper filed a motion to remand the case to state court. In January 2020, the case was remanded to state court. In March 2020, the parties executed a settlement agreement relating to this matter as well as the Luquire Case and the Glibowski Case described below. The settlement agreement provides that Dominion Energy and Santee Cooper will establish a fund for the benefit of class members in the amount of $520 million, of which DESC’s portion is $320 million of shares of Dominion Energy common stock. Also in March 2020, the court granted preliminary approval for the settlement agreement. In July 2020, the court issued a final approval of the settlement agreement. The settlement will become effective upon the expiration of a 30-day appellate period. This case is pending.

In July 2019, a similar purported class action was filed by certain Santee Cooper ratepayers against DESC, SCANA, Dominion Energy and former directors and officers of SCANA in the State Court of Common Pleas in Orangeburg, South Carolina (the Luquire Case). In August 2019, DESC, SCANA and Dominion Energy were voluntarily dismissed from the case. The claims are similar to the Santee Cooper Ratepayer Case. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Glibowski Case. This case will be dismissed upon the effective date of the Santee Cooper Ratepayer Case settlement. This case is pending.

RICO Class Action

In January 2018, a purported class action was filed, and subsequently amended, against SCANA, DESC and certain former executive officers in the U.S. District Court for the District of South Carolina (the Glibowski Case). The plaintiff alleges, among other things, that SCANA, DESC and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO and conspired to violate RICO by fraudulently inflating utility bills to generate unlawful proceeds. The DESC Ratepayer Class Action settlement described previously contemplates dismissal of claims by DESC ratepayers in this case against DESC, SCANA and their officers. In August 2019, the individual defendants filed motions to dismiss. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Luquire Case. This case will be dismissed upon the effective date of the Santee Cooper Ratepayer Case settlement. This case is pending.

SCANA Shareholder Litigation

In February 2018, a purported class action was filed against Dominion Energy and certain former directors of SCANA and DESC in the State Court of Common Pleas in Richland County, South Carolina (the Metzler Lawsuit). The plaintiff alleges, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin and/or rescind the merger. In February 2018, Dominion Energy removed the case to the U.S. District Court for the District of South Carolina and filed a Motion to Dismiss in March 2018. In August 2018, the case was remanded back to the State Court of Common Pleas in Richland County. Dominion Energy appealed the decision to remand to the U.S. Court of Appeals for the Fourth Circuit, where the appeal was consolidated with another lawsuit regarding the SCANA Merger Agreement to which DESC is not a party. In June 2019, the U.S. Court of Appeals for the Fourth Circuit reversed the order remanding the case to state court. In September 2019, the U.S. District Court for the District of South Carolina granted the plaintiffs’ motion to consolidate the Metzler Lawsuit with another lawsuit regarding the SCANA Merger Agreement to which DESC is not a party. In October 2019, the plaintiffs filed an amended complaint against certain former directors and executive officers of SCANA and DESC, which stated substantially similar allegations to those in the initial lawsuits as well as an inseparable fraud claim. In November 2019, the defendants filed a motion to dismiss. In April 2020, the U.S. District Court for the District of South Carolina denied the motion to dismiss. In May 2020, SCANA filed a motion to intervene. This case is pending.

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

In September and October 2017, SCANA was served with subpoenas issued by the U.S. Attorney’s Office for the District of South Carolina and the Staff of the SEC’s Division of Enforcement seeking documents related to the NND Project. In February 2020, the SEC filed a complaint against SCANA, two of its former executive officers and DESC in the U.S. District Court for the District of South Carolina alleging that the defendants violated federal securities laws by making false and misleading statements about the NND Project. In April 2020, SCANA and DESC reached an agreement in principle with the Staff of the SEC’s Division of Enforcement to settle, without admitting or denying the allegations in the complaint. The Staff of the SEC’s Division of Enforcement has not yet presented the proposed settlement to the SEC. The agreement in principle would, among other things, require SCANA to pay a civil monetary penalty totaling $25 million, and SCANA and DESC to pay disgorgement and prejudgment interest totaling $112.5 million, which disgorgement and prejudgment interest amount will be deemed satisfied by the settlements in the SCANA Securities Class Action and the DESC Ratepayer Case. The proposed settlement is contingent on the review and approval of final documentation by SCANA, DESC and the Staff of the SEC’s Division of Enforcement and is subject to approval by the SEC and the U.S. District Court for the District of South Carolina. In June 2020, the U.S. Attorney’s Office for the District of South Carolina filed a motion to intervene and stay the SEC civil action, which the court granted. The stay is currently in effect but does not preclude the SEC’s Division of Enforcement from presenting the proposed settlement with SCANA and DESC to the SEC. This matter is pending.

In addition, the South Carolina Law Enforcement Division is conducting a criminal investigation into the handling of the NND Project by SCANA and DESC. Dominion Energy is cooperating fully with the investigations by the U.S. Attorney’s Office and the South Carolina Law Enforcement Division, including responding to additional subpoenas and document requests. Dominion Energy has also entered into a cooperation agreement with the U.S. Attorney’s Office and the South Carolina Attorney General’s Office. The cooperation agreement provides that in consideration of its full cooperation with these investigations to the satisfaction of both agencies, neither such agency will criminally prosecute or bring any civil action against Dominion Energy or any of its current, previous, or future direct or indirect subsidiaries related to the NND Project. A former executive officer of SCANA entered a plea agreement with the U.S. Attorney’s Office and the South Carolina Attorney General’s Office in June 2020 and entered a guilty plea with the U.S. District Court for the District of South Carolina in July 2020. These matters are pending.

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

Nuclear Insurance

Under Price-Anderson, DESC (for itself and on behalf of Santee-Cooper) maintains agreements of indemnity with the U.S. Nuclear Regulatory Commission that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Summer. Price-Anderson provides funds up to $13.8 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $450 million by American Nuclear Insurers with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is liable for up to $138 million per reactor owned for each nuclear incident occurring at any reactor in the U.S., provided that not more than $21 million of the liability per reactor would be assessed per year. DESC’s maximum assessment, based on its two-thirds ownership of Summer, would be $92 million per incident, but not more than $14 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

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

13. OPERATING SEGMENTS

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

In the six months ended June 30, 2020, DESC reported after-tax net expense of $7 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment. In the six months ended June 30, 2019, DESC reported after-tax net expenses of $1.3 billion for specific items in the Corporate and Other segment, with $1.4 billion attributable to its operating segment.

The net expense for specific items attributable to DESC’s operating segment in 2019 primarily related to the impact of the following items:

•	A $1.0 billion ($756 million after-tax) charge for refunds of amounts previously collected from retail electric customers for the NND Project;

•	A $266 million ($200 million after-tax) of charges associated with litigation;
•	A $198 million tax charge for $264 million of income tax-related regulatory assets for which DESC committed to forgo recovery;
•	A $114 million ($86 million after-tax) charge for utility plant primarily for which DESC committed to forgo recovery;
•

$72 million ($60 million after-tax) of merger and integration-related costs associated with the SCANA Combination, including a $62 million ($47 million after-tax) charge related to a voluntary retirement program; and

•	$63 million of tax charges for changes in unrecognized tax benefits.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended June 30, 2020
Dominion Energy South Carolina	$624	$77
Corporate and Other	—	(8)
Consolidated Total	$624	$69

Three Months Ended June 30, 2019
Dominion Energy South Carolina	$698	$88
Corporate and Other	—	(166)
Consolidated Total	$698	$(78)

Six Months Ended June 30, 2020
Dominion Energy South Carolina	$1,296	$166
Corporate and Other	—	(9)
Consolidated Total	$1,296	$157

Six Months Ended June 30, 2019
Dominion Energy South Carolina	$1,372	$152
Corporate and Other	(1,009)	(1,339)
Consolidated Total	$363	$(1,187)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2020	2019	2020	2019
Purchases of coal from affiliate	$—	$34	$—	$62
Sales of coal to affiliate	—	34	—	62
Purchases of fuel used in electric generation from affiliate	—	10	—	43
Direct and allocated costs from DESS(1)	63	82	130	140
Operating Revenues - Electric from sales to affiliate	2	1	2	2
Operating Expenses - Other taxes from affiliate	1	1	4	3
Purchases of electricity from solar affiliates	4	3	6	4
Demand and transportation charges from DECG - Fuel used in electric generation	5	6	9	9
Demand and transportation charges from DECG - Gas purchased for resale	11	11	22	23

(1)

Includes capitalized expenditures of $13 million and $11 million for the three months ended June 30, 2020 and 2019, respectively, and $25 million and $20 million for the six months ended June 30, 2020 and 2019, respectively.

(millions)	June 30, 2020	December 31, 2019
Receivable from Canadys Refined Coal, LLC	$—	$2
Payable to Canadys Refined Coal, LLC	—	2
Payable to DESS	59	76
Payable to Public Service Company of North Carolina, Incorporated	3	8
Payable to solar affiliates	2	—
Receivable from DECG	—	1
Payable to DECG	5	5

Borrowings from an affiliate are described in Note 5.

15. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2020	2019	2020	2019
Revenues from contracts with customers	$—	$2	$1	$3
Other income	4	2	7	6
Other expense	(3)	(15)	(5)	(25)
Allowance for equity funds used during construction	1	2	2	2
Other income (expense), net	$2	$(9)	$5	$(14)

Non-service cost components of pension and other postretirement benefits are included in other income (expense).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A provides management’s narrative analysis of its consolidated results of operations. MD&A should be read in conjunction with DESC's Consolidated Financial Statements. DESC meets the conditions to file under the reduced disclosure format, and therefore has omitted certain sections of MD&A.

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
•

The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error and other catastrophic events;

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated in Part II. Item 1A. Risk Factors in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Results of Operations

Presented below is a summary of DESC’s consolidated results:

	Second Quarter			Year-To-Date
(millions)	2020	2019	$ Change	2020	2019	$ Change
Net income (loss)	$67	$(70)	$137	$160	$(1,173)	$1,333

Overview

Second Quarter 2020 vs. 2019

Net income increased $137 million, primarily due to the absence of charges related to litigation and a voluntary retirement program.

Year-To-Date 2020 vs. 2019

Net income increased $1.3 billion, primarily due to the absence of charges for refunds of amounts previously collected from retail electric customers for the NND Project, certain regulatory assets and utility plant for which DESC committed to forgo recovery, litigation and a voluntary retirement program.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Second Quarter			Year-To-Date
(millions)	2020	2019	$ Change	2020	2019	$ Change
Operating revenues	$624	$698	$(74)	$1,296	$363	$933
Fuel used in electric generation	95	143	(48)	199	280	(81)
Purchased power	25	12	13	38	20	18
Gas purchased for resale	34	44	(10)	91	121	(30)
Net revenue	470	499	(29)	968	(58)	1,026
Other operations and maintenance	143	195	(52)	288	339	(51)
Impairment of assets and other charges	—	100	(100)	2	371	(369)
Depreciation and amortization	118	115	3	236	217	19
Other taxes	65	72	(7)	127	141	(14)
Other income (expense), net	2	(9)	11	5	(14)	19
Interest charges	58	63	(5)	116	136	(20)
Income tax expense (benefit)	21	15	6	44	(103)	147

An analysis of DESC’s results of operations follows:

Second Quarter 2020 vs. 2019

Net revenue decreased 6%, primarily due to:

•	A $30 million decrease in sales to electric utility retail customers from a decrease in cooling degree days; and
•	A $20 million decrease in sales to electric utility retail customers associated with usage factors impacted by COVID-19; partially offset by
•	An $18 million increase in sales to electric utility retail customers associated with economic and other usage factors.

Other operations and maintenance decreased 27%, primarily due to the absence of a charge related to a voluntary retirement program ($50 million) and a decrease in salaries, wages and benefits and administrative expenses ($4 million), partially offset by an increase in allowance for credit risk on customer accounts related to COVID-19 ($5 million).

Impairment of assets and other charges decreased $100 million, due to the absence of a charge related to litigation.

Other taxes decreased 10%, due to a decrease in property taxes ($4 million) and the absence of a charge related to a voluntary retirement program ($3 million).

Other income (expense), net increased $11 million, primarily due to the absence of a charge related to a voluntary retirement program.

Income tax expense increased 40%, primarily due to higher pre-tax income ($30 million) partially offset by the absence of changes in unrecognized tax benefits ($23 million).

Year-To-Date 2020 vs. 2019

Net revenue increased $1.0 billion, primarily due to:

•	The absence of a $1.0 billion charge to electric revenue for refunds of amounts previously collected from retail electric customers for the NND Project;
•	A $26 million increase in sales to electric utility retail customers associated with economic and other usage factors; and
•

A $23 million increase as a result of the amortization of regulatory liabilities associated with the Toshiba Settlement and refunds of amounts previously collected from retail electric customers for the NND Project for the entire period in 2020; partially offset by

•	A $22 million decrease in sales to electric utility retail customers associated with usage factors impacted by COVID-19; and
•

An $18 million decrease in sales to electric utility retail customers from a decrease in cooling degree days during the cooling season ($30 million) partially offset by an increase in heating degree days during the heating season ($12 million).

Other operations and maintenance decreased 15%, primarily due to the absence of a charge related to a voluntary retirement program ($50 million), lower legal and NND Project wind down costs ($8 million) and a decrease in salaries, wages and benefits and administrative expenses ($5 million) partially offset by an increase in allowance for credit risk on customer accounts related to COVID-19 ($5 million).

Impairment of assets and other charges decreased 99%, primarily due to a reduction in charges associated with litigation ($266 million) and a decrease in charges for utility plant for which DESC committed to forgo recovery ($103 million).

Other taxes decreased 10%, primarily due to a decrease in property taxes ($10 million) and the absence of a charge related to a voluntary retirement program ($3 million).

Other income (expense), net increased $19 million, primarily due to the absence of a charge related to a voluntary retirement program ($9 million) and a decrease in donations ($4 million).

Interest charges decreased 15%, primarily due to lower long-term debt principal balances primarily as a result of the debt tender offers completed in 2019 ($15 million) and lower money pool interest ($5 million) partially offset by higher interest related to the intercompany credit agreement ($6 million).

Income tax expense increased $147 million, primarily due to the absence of a charge for certain income tax-related regulatory assets for which DESC committed to forgo recovery ($198 million) and the absence of changes in unrecognized tax benefits ($63 million), partially offset by higher pretax income ($409 million).

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which DESC is a party, which information is incorporated herein by reference:

•	Notes 3 and 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019.
•	Notes 2 and 10 to the Consolidated Financial Statements in DESC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
•	Notes 2 and 12 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

DESC’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these risk factors have been identified in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019 and updated in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in DESC's Annual Report on Form 10-K for the year ended December 31, 2019 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 5, 2020, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: August 5, 2020		Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer