Form 10-Q
period 2020-09-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2020-11-06
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 16, 2020, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

The legal entity, Eastern Energy Gas Holdings, LLC (formerly known as Dominion Energy Gas Holdings, LLC), one or more of its consolidated subsidiaries, or the entirety of Eastern Energy Gas Holdings, LLC and its consolidated subsidiaries

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	September 30, 2020	December 31, 2019
ASSETS
Utility plant in service	$13,563	$13,208
Accumulated depreciation and amortization	(4,987)	(4,851)
Construction work in progress	401	339
Nuclear fuel, net of accumulated amortization	192	219
Utility plant, net ($695 and $727 related to VIEs)	9,169	8,915
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	39	69
Assets held in trust, nuclear decommissioning	228	214
Nonutility property and investments, net	267	283
Current Assets:
Cash and cash equivalents	3	4
Receivables:
Customer, net of allowance for uncollectible accounts of $13 and $3	356	320
Affiliated and related party	9	14
Other	123	119
Inventories (at average cost):
Fuel	89	104
Materials and supplies	173	168
Prepayments	134	91
Regulatory assets	264	271
Other current assets	30	27
Total current assets ($120 and $143 related to VIEs)	1,181	1,118
Deferred Debits and Other Assets:
Regulatory assets	3,776	3,892
Other	102	93
Total deferred debits and other assets ($38 and $32 related to VIEs)	3,878	3,985
Total assets	$14,495	$14,301

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	September 30, 2020	December 31, 2019
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,017	$3,695
Retained earnings	278	20
Accumulated other comprehensive loss	(3)	(3)
Total common equity	4,292	3,712
Noncontrolling interest	188	180
Total equity	4,480	3,892
Long-term debt, net	3,356	3,358
Affiliated long-term debt	230	230
Finance leases	16	20
Total long-term debt	3,602	3,608
Total capitalization	8,082	7,500
Current Liabilities:
Securities due within one year	10	7
Accounts payable	138	245
Affiliated and related party payables	470	624
Customer deposits and customer prepayments	69	76
Taxes accrued	166	218
Interest accrued	85	88
Regulatory liabilities	291	256
Reserves for litigation and regulatory proceedings	203	492
Other	44	60
Total current liabilities	1,476	2,066
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	884	629
Asset retirement obligations	591	489
Pension and other postretirement benefits	201	203
Regulatory liabilities	3,051	3,210
Affiliated liabilities	14	15
Other	196	189
Total deferred credits and other liabilities	4,937	4,735
Commitments and Contingencies (see Note 12)
Total capitalization and liabilities	$14,495	$14,301

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2020	2019	2020	2019
Operating Revenue(1)	$755	$795	$2,051	$1,158
Operating Expenses:
Fuel used in electric generation(1)	135	167	334	447
Purchased power(1)	25	15	63	35
Gas purchased for resale(1)	33	37	124	158
Other operations and maintenance	93	90	276	309
Other operations and maintenance - affiliated suppliers	49	54	154	174
Impairment of assets and other charges	63	—	65	371
Depreciation and amortization	118	116	354	333
Other taxes(1)	59	55	186	196
Total operating expenses	575	534	1,556	2,023
Operating income (loss)	180	261	495	(865)
Other income (expense), net	(2)	(13)	3	(27)
Interest charges, net of allowance for borrowed funds used during construction of $2, $2, $5 and $4(1)	57	66	173	202
Income (loss) before income tax expense (benefit)	121	182	325	(1,094)
Income tax expense (benefit)	15	40	59	(63)
Net Income (Loss)	106	142	266	(1,031)
Other Comprehensive Income:
Deferred cost of employee benefit plans, net of tax of $-, $-, $-, $-	—	1	—	1
Total Comprehensive Income (Loss)	106	143	266	(1,030)
Comprehensive Income Attributable to Noncontrolling Interest	5	—	8	14
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	$101	$143	$258	$(1,044)

(1)	See Note 14 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(millions)	2020	2019
Operating Activities
Net income (loss)	$266	$(1,031)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of assets and other charges	12	256
Provision for refunds to customers	—	923
Gain on sale of assets	—	(7)
Deferred income taxes, net	255	(384)
Depreciation and amortization	354	341
Amortization of nuclear fuel	31	41
Other adjustments	12	(5)
Changes in certain assets and liabilities:
Receivables	(52)	(9)
Receivables - affiliated and related party	5	(7)
Inventories	10	(66)
Prepayments	(43)	(9)
Regulatory assets	(8)	(109)
Regulatory liabilities	(168)	223
Accounts payable	(33)	(68)
Accounts payable - affiliated and related party	(24)	7
Revenue subject to refund	—	(74)
Taxes accrued	(52)	(22)
Other assets and liabilities	41	164
Net cash provided by operating activities	606	164
Investing Activities
Property additions and construction expenditures	(472)	(340)
Proceeds from investments and sales of assets	12	33
Purchase of investments	(11)	(42)
Purchase of investments - affiliated	(1)	—
Short-term investments - affiliated	—	336
Net cash used in investing activities	(472)	(13)
Financing Activities
Proceeds from issuance of affiliated debt	—	230
Repayment of long-term debt, including redemption premiums	—	(1,890)
Dividend to parent	—	(30)
Contribution from parent	—	825
Contribution returned to parent	—	(20)
Money pool borrowings, net	—	441
Short-term borrowings, net	—	(73)
Short-term borrowings - affiliated, net	(130)	—
Other	(5)	—
Net cash used in financing activities	(135)	(517)
Net decrease in cash, restricted cash and equivalents	(1)	(366)
Cash, restricted cash and equivalents at beginning of period(1)	4	377
Cash, restricted cash and equivalents at end of period(1)	$3	$11
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(2)
Accrued construction expenditures	$42	$47
Leases(3)	2	7
(1)	At September 30, 2020, September 30, 2019, December 31, 2019 and December 31, 2018 there were no restricted cash and equivalent balances.
(2)

See Note 4 for noncash financing activities related to the capital contribution associated with the settlement of litigation. See Note 12 for noncash investing activities related to the property, plant and equipment conveyed to satisfy litigation.

(3)	Includes $2 million of financing leases for the nine months ended September 30, 2020 and $3 million of financing leases and $4 million of operating leases for the nine months ended September 30, 2019.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
June 30, 2019	40	$3,635	$72	$(4)	$173	$3,876
Total comprehensive income available to common shareholder			142	1		143
Capital contribution from parent		50				50
September 30, 2019	40	$3,685	$214	$(3)	$173	$4,069

June 30, 2020	40	$3,695	$177	$(3)	$183	$4,052
Total comprehensive income available to common shareholder			101		5	106
Capital contribution from parent		322				322
September 30, 2020	40	$4,017	$278	$(3)	$188	$4,480

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2018	40	$2,860	$1,279	$(3)	$179	$4,315
Cumulative-effect of change in accounting principle			1	(1)		—
Total comprehensive income (loss) available (attributable) to common shareholder			(1,045)	1	14	(1,030)
Capital contribution from parent		825				825
Capital contribution returned to parent					(20)	(20)
Dividend to parent			(20)			(20)
Other			(1)			(1)
September 30, 2019	40	$3,685	$214	$(3)	$173	$4,069

December 31, 2019	40	$3,695	$20	$(3)	$180	$3,892
Total comprehensive income available to common shareholder			258		8	266
Capital contribution from parent		322				322
September 30, 2020	40	$4,017	$278	$(3)	$188	$4,480

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

South Carolina Electric Base Rate Case

In August 2020, DESC filed its retail electric base rate case and schedules with the South Carolina Commission. DESC proposed a non-fuel, base rate increase of $178 million, or 7.75%, effective on or after the first billing cycle of March 2021. The base rate increase was proposed to recover the significant investment in assets and operating resources required to serve an expanding customer base, maintain the safety, reliability and efficiency of DESC’s system and meet increasingly stringent reliability, security and environmental requirements for the benefit of South Carolina customers.  DESC presented an earned ROE of 5.90% based upon a fully-adjusted test period. The proposed rates would provide for an earned ROE equal to the current authorized earned ROE of 10.25%. This matter is pending.

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

Natural Gas Rates

In June 2020, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2020 with a total revenue requirement of $409 million. This represents a $9 million overall annual increase to its natural gas rates under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2020. In October 2020, the South Carolina Commission approved a total revenue requirement of $406 million effective with the first billing cycle of November 2020. This represents a $6 million overall annual increase to DESC’s natural gas rates. Additionally, the South Carolina Commission authorized an allowed ROE of 9.90%, a reduction from the prior ROE of 10.25%. The South Carolina Commission also approved an agreement between the South Carolina Office of Regulatory Staff and DESC that DESC will file its next retail natural gas general rate proceeding no later than April 2023.

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

	September 30,	December 31,
(millions)	2020	2019
Regulatory assets:
NND Project costs(1)	$138	$138
Deferred employee benefit plan costs(2)	10	13
Other unrecovered plant(3)	14	14
DSM programs(4)	19	17
AROs(5)	27	28
Cost of fuel under-collections(6)	15	13
Other	41	48
Regulatory assets - current	264	271
NND Project costs(1)	2,399	2,503
AROs(5)	290	293
Cost of reacquired debt(7)	246	259
Deferred employee benefit plan costs(2)	192	196
Deferred losses on interest rate derivatives(8)	312	305
Other unrecovered plant(3)	62	69
DSM programs(4)	55	54
Environmental remediation costs(9)	21	22
Deferred storm damage costs(10)	45	44
Deferred transmission operating costs(11)	56	37
Other(12)	98	110
Regulatory assets - noncurrent	3,776	3,892
Total regulatory assets	$4,040	$4,163
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	24	16
Reserve for refunds to electric utility customers(15)	133	143
Cost of fuel over-collections(6)	63	12
Other	4	18
Regulatory liabilities - current	291	256
Monetization of guaranty settlement(13)	920	970
Income taxes refundable through future rates(14)	917	948
Asset removal costs(16)	563	552
Deferred gains on interest rate derivatives(8)	70	71
Reserve for refunds to electric utility customers(15)	570	656
Other	11	13
Regulatory liabilities - noncurrent	3,051	3,210
Total regulatory liabilities	$3,342	$3,466

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

(3)

Represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. DESC is amortizing these amounts through cost of service rates over the units' previously estimated remaining useful lives through 2025. Unamortized amounts are included in rate base and are earning a current return.

(4)	Represents deferred costs associated with electric demand reduction programs, and such deferred costs are currently being recovered over three years through an approved rate rider.
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
(7)

Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt or over the life of the replacement debt if refinanced. The reacquired debt had a weighted-average life of approximately 26 years as of September 30, 2020.

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

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$349	$27	$354	$24	$862	$139	$364	$133
Commercial	216	18	229	19	568	71	296	80
Industrial	90	15	101	18	253	44	119	63
Other	33	4	37	6	90	12	82	13
Revenues from contracts with customers	688	64	721	67	1,773	266	861	289
Other revenues	3	—	7	—	12	—	8	—
Total Operating Revenues	$691	$64	$728	$67	$1,785	$266	$869	$289

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $5 million and $9 million at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020 and 2019, DESC recognized revenue of $6 million and $3 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

4. EQUITY

For all periods presented, DESC's authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC's authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

In September 2020, Dominion Energy issued $322 million of shares of Dominion Energy common stock in accordance with the settlement agreement associated with the Santee Cooper Ratepayer Case, as discussed in Note 12.  In connection with this transaction, DESC recorded an equity contribution from Dominion Energy.

During the three and nine months ended September 30, 2019, DESC received equity contributions of $50 million and $825 million, respectively, from its parent that were funded by Dominion Energy. DESC used these funds to redeem long-term debt and to repay intercompany credit agreement borrowings from Dominion Energy. See Note 6 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019.

At September 30, 2020, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the threshold. There have been no other significant changes to dividend restrictions affecting DESC described in Note 5 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019.

5. LONG-TERM AND SHORT-TERM DEBT

DESC's short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility, which can be used for working capital, as support for the combined commercial paper programs of DESC, Dominion Energy, Virginia Power and Questar Gas, and for other general corporate purposes.

At September 30, 2020, DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, was as follows:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)(2)	$1,000	$—	$—

(1)

A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. The sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At September 30, 2020, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term borrowings from DESC's parent or from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

(2)	In October 2020, the joint revolving credit facility was amended to remove Dominion Energy Gas as a co-borrower.

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

DESC received FERC approval to enter into an inter-company credit agreement in April 2019 with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At September 30, 2020 and December 31, 2019, DESC had borrowings outstanding under this credit agreement totaling $229 million and $355 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2020, DESC recorded interest charges of $2 million and $7 million, respectively. For both the three and nine months ended September 30, 2019, DESC recorded interest charges of $1 million.

DESC participated in a utility money pool with SCANA and another regulated subsidiary of SCANA through April 2019. Fuel Company and GENCO remain in the utility money pool. Money pool borrowings and investments bear interest at short-term market rates. For the three and nine months ended September 30, 2020, DESC recorded interest income from money pool transactions of less than $1 million and $2 million, respectively, and for the same period DESC recorded interest expense from money pool transactions of less than $1 million and $2 million, respectively. For the three and nine months ended September 30, 2019, DESC recorded interest income from money pool transactions of $1 million and $7 million, respectively, and for the same period DESC recorded interest expense from money pool transactions of $1 million and $7 million, respectively. Fuel Company had outstanding money pool borrowings due to an affiliate of $215 million and GENCO had investments due from an affiliate of $9 million at September 30, 2020. At December 31, 2019, Fuel Company had outstanding money pool borrowings due to an affiliate of $219 million and GENCO had investments due from an affiliate of $9 million. On its Consolidated Balance Sheets, DESC includes money pool borrowings within affiliated and related party payables and money pool investments within affiliated and related party receivables.

6. INCOME TAXES

DESC has recorded an estimate of excess deferred income tax amortization in 2020, including a change in excess deferred income tax amortization associated with the gain on the sale of SEMI’s assets of $7 million. The reversal of these excess deferred income taxes will impact the effective tax rate and rates charged to customers. See Note 3 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

DESC’s effective tax rate for the nine months ended September 30, 2020 is 18.2% compared to 5.7% for the nine months ended September 30, 2019. Variances in the effective tax rate are primarily driven by the absence of charges resulting from the SCANA Combination. In connection with the SCANA Merger Approval Order, Dominion Energy committed to forgo, or limit, the recovery of certain income tax-related regulatory assets associated with the NND Project. DESC's 2019 effective tax rate reflects income tax expense of $198 million in satisfaction of this commitment. Also in the first nine months of 2019, DESC’s unrecognized tax benefits increased by $70 million and income tax expense increased by $59 million related to federal and state income tax positions taken in prior years.

In March 2020, the CARES Act was enacted which includes several significant business tax provisions that modify or temporarily suspend certain provisions of the 2017 Tax Reform Act. The CARES Act provisions are intended to improve cash flow and liquidity by, among other things, providing a temporary five-year carryback for certain net operating losses, accelerating the refund of previously generated corporate alternative minimum tax credits, and temporarily loosening the business interest limitation to 50% of adjusted taxable income for certain businesses. DESC utilized the income tax provisions of the CARES Act to accelerate the recognition of certain tax attributes, but they did not provide a material benefit.

In July 2020, the U.S. Department of Treasury issued final regulations providing guidance about the limitation on the deduction for business interest expenses and issued proposed regulations on the application of these rules to certain pass-through entities and partners in those entities under the 2017 Tax Reform Act as modified by the CARES Act. DESC is assessing the impact of these regulations but expects interest expense to be deductible in 2020.

As of September 30, 2020, there have been no other material changes in DESC’s unrecognized tax benefits. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of these unrecognized tax benefits.

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

All of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2020, DESC would have been required to post $9 million of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any amounts already posted for derivatives per contractual terms. DESC had posted $3 million of collateral at September 30, 2020 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $12 million at September 30, 2020. DESC’s derivatives with credit related contingent provisions that were in a liability position were fully collateralized with cash at December 31,2019.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	September 30, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$30	$—	$21	$9	$19	$—	$19	$—
Total derivatives	$30	$—	$21	$9	$19	$—	$19	$—

Volumes

The following table presents the volume of derivative activity at September 30, 2020. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Interest rate(1)	$—	$71,400,000

(1)	Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At September 30, 2020
LIABILITIES
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(1)	1	1	2
Noncurrent Liabilities
Interest rate	17	11	28
Total noncurrent derivative liabilities(2)	17	11	28
Total derivative liabilities	$18	$12	$30
At December 31, 2019
LIABILITIES
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(1)	1	1	2
Noncurrent Liabilities
Interest rate	11	6	17
Total noncurrent derivative liabilities(2)	11	6	17
Total derivative liabilities	$12	$7	$19

(1)	Current derivative liabilities are presented in other current liabilities in the Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in the Consolidated Balance Sheets.

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income (Loss):

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended September 30, 2020
Derivative type and location of gains (losses):
Interest rate(2)	$2
Total	$2
Three Months Ended September 30, 2019
Derivative type and location of gains (losses):
Interest rate(2)	$(1)
Total	$(1)
Nine Months Ended September 30, 2020
Derivative type and location of gains (losses):
Interest rate(2)	$(2)
Total	$(2)
Nine Months Ended September 30, 2019
Derivative type and location of gains (losses):
Interest rate(2)	$(3)
Total	$(3)

(1)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income (Loss).

(2)	Amounts recorded in DESC’s Consolidated Statements of Comprehensive Income (Loss) are classified in interest charges.

Derivatives Not Designated as Hedging Instrument

(millions)		Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended September 30,	Location	2020	2019
Derivative type and location of gains (losses):
Interest rate contracts:	Interest charges	$—	$(1)
Total interest rate contracts		$—	$(1)
Nine Months Ended September 30,
Derivative type and location of gains (losses):
Interest rate contracts:	Interest charges	$(1)	$(1)
Total interest rate contracts		$(1)	$(1)
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

Nonrecurring Fair Value Measurement

During the third quarter of 2020, DESC determined that certain of its nonutility property was impaired and recorded a $12 million charge ($9 million after-tax) within impairments and other charges in its Consolidated Statements of Income to adjust the property down to its estimated fair value of $6 million. The fair value determinations are considered Level 2 fair value measurements due to the use of real estate appraised values.

Recurring Fair Value Measurements

The following table presents DESC’s liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At September 30, 2020
Liabilities
Interest rate	$—	$30	$—	$30
Total liabilities	$—	$30	$—	$30
At December 31, 2019
Liabilities
Interest rate	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

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

	September 30, 2020		December 31, 2019
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,360	$4,626	$3,358	$4,262
Affiliated long-term debt	230	230	230	230

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

A reconciliation of the beginning and ending aggregate carrying amount of AROs is as follows:

(millions)	Amount
AROs at December 31, 2019	$489
Liabilities settled	(4)
Accretion expense	17
Revisions in estimated cash flows (1)	89
AROs at September 30, 2020	$591
(1)	The increase in 2020 reflects revisions from the nuclear decommissioning cost study.

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

11. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30,	2020	2019	2020	2019
Service cost	$3	$4	$1	$1
Interest cost	6	6	2	2
Expected return on assets	(11)	(11)	—	—
Amortization of actuarial losses	2	2	—	—
Settlement loss(1)	—	11	—	—
Net periodic benefit cost	$—	$12	$3	$3
Nine Months Ended September 30,
Service cost	$10	$11	$3	$2
Interest cost	18	21	6	6
Expected return on assets	(33)	(31)	—	—
Amortization of actuarial losses	5	9	—	—
Curtailment(1)	—	6	—	3
Settlement loss(1)	—	11	—	—
Net periodic benefit cost	$—	$27	$9	$11
(1)	Related to a voluntary retirement program.

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

Oil and Gas NSPS

In August 2012, the EPA issued an NSPS impacting new and modified facilities in the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers and compressors in the upstream sector. In June 2016, the EPA issued another NSPS regulation, for the oil and natural gas sector, to regulate methane and VOC emissions from new and modified facilities in transmission and storage, gathering and boosting, production and processing facilities. All projects which commenced construction after September 2015 are required to comply with this regulation. In October 2018, the EPA published a proposed rule reconsidering and amending portions of the 2016 rule, including but not limited to, the fugitive emissions requirements at well sites and compressor stations. The amended portions of the 2016 rule were effective immediately upon publication. In August 2020, the EPA issued two final amendments related to the reconsideration of the NSPS for the oil and natural gas sector applicable to VOC and methane emissions. Together, the two amendments have the effect of rescinding both the methane portion of the NSPS for all segments of the oil and natural gas sector, rescinding all NSPS for the transmission and storage segment, and modifying some of the NSPS VOC requirements for facilities in the production and processing segments. The two amendments have been challenged in the U.S. Court of Appeals for the D.C. Circuit but remain in effect pending the outcome of the litigation. DESC is still evaluating whether potential impacts on results of operations, financial condition and/or cash flows related to this matter will be material.

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

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the ELG Rule. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the final ELG Rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the final ELG Rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extends the latest dates for compliance.  Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. While the impacts of this rule could be material to DESC’s results of operations, financial condition and/or cash flows, as DESC expects that wastewater treatment technology retrofits will be required at Williams and Wateree generating stations, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts for DESC.

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

DESC has four decommissioned MGP sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 at an estimated cost of $10 million. In addition, for one site, an updated work plan submitted to SCDHEC in September 2018, would increase costs by approximately $11 million if approved by federal and state agencies. In September 2020, this plan was submitted to the Army Corps of Engineers. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of September 30, 2020, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $22 million and are included in regulatory assets.

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

The South Carolina Commission order also approved the removal of DESC's investment in certain transmission assets that have not been abandoned from BLRA capital costs. As of September 30, 2020, such investment in these assets included $311 million within utility plant, net and $56 million within regulatory assets, which amount represents certain deferred operating costs. The South Carolina Commission approved deferral of these operating costs related to the investment until recovery of the transmission capital costs and associated deferred operating costs is addressed in a future rate proceeding. DESC believes these transmission capital and deferred operating costs are probable of recovery; however, if the South Carolina Commission were to disallow recovery of or a reasonable return on all or a portion of them, an impairment charge equal to the disallowed costs may be required. These amounts are included as part of DESC’s electric base rate case filing discussed in Note 2.

Claims and Litigation

The following describes certain legal proceedings involving DESC relating to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 include reserves of $203 million and $492 million, respectively, and insurance receivables of $8 million and $6 million, respectively, included within other receivables. During both the three and nine months ended September 30, 2020, the Consolidated Statements of Comprehensive Income (Loss) includes charges of $51 million ($38 million after-tax), included within impairment of assets and other charges. During the nine months ended September 30, 2019, the Consolidated Statements of Comprehensive Income (Loss) includes charges of $266 million ($200 million after-tax), included within impairment of assets and other charges.

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

In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement and a stay of pre-trial proceedings in the DESC Ratepayer Case. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC would establish an escrow account and proceeds from the escrow account would be distributed to the class members, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the DESC Ratepayer Class estimate to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. The court held a fairness hearing on the settlement in May 2019. In June 2019, the court entered an order granting final approval of the settlement, which order became effective July 2019. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. Through August 2020, property, plant and equipment with a net recorded value of $22 million had been transferred to the plaintiffs in coordination with the court-appointed real estate trustee to satisfy the settlement agreement. In September 2020, the court entered an order approving a final resolution of the transfer of real estate or sales proceeds with a cash contribution of $38.5 million by DESC and the conveyance of property, plant and equipment with a net recorded value of $3 million. In October 2020, DESC completed the conveyance of property, plant and equipment and funded this cash contribution.

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

In September 2020, Dominion Energy issued $322 million of shares of Dominion Energy common stock to satisfy its obligation under the settlement agreement, including interest charges.

In July 2019, a similar purported class action was filed by certain Santee Cooper ratepayers against DESC, SCANA, Dominion Energy and former directors and officers of SCANA in the State Court of Common Pleas in Orangeburg, South Carolina (the Luquire Case). In August 2019, DESC, SCANA and Dominion Energy were voluntarily dismissed from the case. The claims are similar to the Santee Cooper Ratepayer Case. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Glibowski Case. This case was dismissed as part of the Santee Cooper Ratepayer Case settlement described above.

RICO Class Action

In January 2018, a purported class action was filed, and subsequently amended, against SCANA, DESC and certain former executive officers in the U.S. District Court for the District of South Carolina (the Glibowski Case). The plaintiff alleges, among other things, that SCANA, DESC and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO and conspired to violate RICO by fraudulently inflating utility bills to generate unlawful proceeds. The DESC Ratepayer Class Action settlement described previously contemplates dismissal of claims by DESC ratepayers in this case against DESC, SCANA and their officers. In August 2019, the individual defendants filed motions to dismiss. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Luquire Case. This case was dismissed as part of the Santee Cooper Ratepayer Case settlement described above.

SCANA Shareholder Litigation

In February 2018, a purported class action was filed against Dominion Energy and certain former directors of SCANA and DESC in the State Court of Common Pleas in Richland County, South Carolina (the Metzler Lawsuit). The plaintiff alleges, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin and/or rescind the merger. In February 2018, Dominion Energy removed the case to the U.S. District Court for the District of South Carolina and filed a Motion to Dismiss in March 2018. In August 2018, the case was remanded back to the State Court of Common Pleas in Richland County. Dominion Energy appealed the decision to remand to the U.S. Court of Appeals for the Fourth Circuit, where the appeal was consolidated with another lawsuit regarding the SCANA Merger Agreement to which DESC is not a party. In June 2019, the U.S. Court of Appeals for the Fourth Circuit reversed the order remanding the case to state court. In September 2019, the U.S. District Court for the District of South Carolina granted the plaintiffs’ motion to consolidate the Metzler Lawsuit with another lawsuit regarding the SCANA Merger Agreement to which DESC is not a party. In October 2019, the plaintiffs filed an amended complaint against certain former directors and executive officers of SCANA and DESC, which stated substantially similar allegations to those in the initial lawsuits as well as an inseparable fraud claim. In November 2019, the defendants filed a motion to dismiss. In April 2020, the U.S. District Court for the District of South Carolina denied the motion to dismiss. In May 2020, SCANA filed a motion to intervene, which was denied in August 2020. In September 2020, SCANA filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. This case is pending.

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

In the nine months ended September 30, 2020, DESC reported after-tax net expense of $61 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment. In the nine months ended September 30, 2019, DESC reported after-tax net expenses of $1.4 billion for specific items in the Corporate and Other segment, all of which was attributable to its operating segment.

The net expense for specific items attributable to DESC’s operating segment in 2020 primarily related to $53 million ($40 million after-tax) of charges associated with litigation.

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
•

$90 million ($68 million after-tax) of merger and integration-related costs associated with the SCANA Combination, including a $75 million ($56 million after-tax) charge related to a voluntary retirement program; and

•	$59 million of tax charges for changes in unrecognized tax benefits.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended September 30, 2020
Dominion Energy South Carolina	$755	$153
Corporate and Other	—	(52)
Consolidated Total	$755	$101

Three Months Ended September 30, 2019
Dominion Energy South Carolina	$795	$168
Corporate and Other	—	(25)
Consolidated Total	$795	$143

Nine Months Ended September 30, 2020
Dominion Energy South Carolina	$2,051	$319
Corporate and Other	—	(61)
Consolidated Total	$2,051	$258

Nine Months Ended September 30, 2019
Dominion Energy South Carolina	$2,167	$320
Corporate and Other	(1,009)	(1,364)
Consolidated Total	$1,158	$(1,044)

14. AFFILIATED AND RELATED PARTY TRANSACTIONS

DESC owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions at one of DESC's generating facilities. DESC accounts for this investment using the equity method. Purchases and sales of the related coal are recorded as other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2020	2019	2020	2019
Purchases of coal from affiliate	$—	$38	$—	$100
Sales of coal to affiliate	—	37	—	99
Purchases of fuel used in electric generation from affiliate	—	—	—	43
Direct and allocated costs from DESS(1)	72	67	202	207
Operating Revenues - Electric from sales to affiliate	1	1	3	3
Operating Expenses - Other taxes from affiliate	3	2	7	5
Purchases of electricity from solar affiliates	4	3	10	7
Demand and transportation charges from DECG - Fuel used in electric generation	5	6	14	15
Demand and transportation charges from DECG - Gas purchased for resale	11	10	33	33

(1)

Includes capitalized expenditures of $23 million and $13 million for the three months ended September 30, 2020 and 2019, respectively, and $48 million and $33 million for the nine months ended September 30, 2020 and 2019, respectively.

(millions)	September 30, 2020	December 31, 2019
Receivable from Canadys Refined Coal, LLC	$—	$2
Payable to Canadys Refined Coal, LLC	—	2
Payable to DESS	63	76
Payable to Public Service Company of North Carolina, Incorporated	4	8
Payable to solar affiliates	1	—
Receivable from DECG	—	1
Payable to DECG	5	5

Borrowings from an affiliate are described in Note 5.

15. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2020	2019	2020	2019
Revenues from contracts with customers	$—	$1	$1	$4
Other income	3	11	10	17
Other expense	(6)	(23)	(11)	(48)
Allowance for equity funds used during construction	1	(2)	3	—
Other income (expense), net	$(2)	$(13)	$3	$(27)

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

Results of Operations

Presented below is a summary of DESC’s consolidated results:

	Third Quarter			Year-To-Date
(millions)	2020	2019	$ Change	2020	2019	$ Change
Net income (loss)	$106	$142	$(36)	$266	$(1,031)	$1,297

Overview

Third Quarter 2020 vs. 2019

Net income decreased 25%, primarily due to charges for litigation.

Year-To-Date 2020 vs. 2019

Net income increased $1.3 billion, primarily due to the absence of a charge for refunds of amounts previously collected from retail electric customers for the NND Project, a decrease in charges for certain regulatory assets and utility plant for which DESC committed to forgo recovery, a reduction in charges for litigation and the absence of charges for a voluntary retirement program.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Third Quarter			Year-To-Date
(millions)	2020	2019	$ Change	2020	2019	$ Change
Operating revenues	$755	$795	$(40)	$2,051	$1,158	$893
Fuel used in electric generation	135	167	(32)	334	447	(113)
Purchased power	25	15	10	63	35	28
Gas purchased for resale	33	37	(4)	124	158	(34)
Net revenue	562	576	(14)	1,530	518	1,012
Other operations and maintenance	142	144	(2)	430	483	(53)
Impairment of assets and other charges	63	—	63	65	371	(306)
Depreciation and amortization	118	116	2	354	333	21
Other taxes	59	55	4	186	196	(10)
Other income (expense), net	(2)	(13)	11	3	(27)	30
Interest charges	57	66	(9)	173	202	(29)
Income tax expense (benefit)	15	40	(25)	59	(63)	122

An analysis of DESC’s results of operations follows:

Third Quarter 2020 vs. 2019

Net revenue decreased 2%, primarily due to:

•	A $13 million decrease in sales to electric utility retail customers from a decrease in cooling degree days;
•	An $8 million decrease as a result of changes in excess deferred income tax amortization for the NND project; and
•	A $7 million decrease in sales to electric utility retail customers associated with usage factors impacted by COVID-19; partially offset by
•	A $12 million increase in sales to electric utility retail customers associated with economic and other usage factors.

Other operations and maintenance decreased 1%, primarily due to a decrease in salaries, wages and benefits and administrative expenses.

Impairment of assets and other charges increased $63 million, due to charges associated with litigation ($51 million) and an impairment charge of certain nonutility property ($12 million).

Other income (expense), net decreased 85%, primarily due to the absence of a charge related to a voluntary retirement program ($11 million) and the absence of accrued penalties related to unrecognized tax benefits ($7 million) partially offset by the absence of a gain on the sale of certain warranty service contracts ($7 million).

Interest charges decreased 14%, primarily due to a decrease in interest charges on unrecognized tax benefits ($12 million) partially offset by the absence of the reversal of accrued interest related to a refund reserve ($7 million).

Income tax expense decreased 63%, primarily due to lower pre-tax income ($15 million) and changes in excess deferred income tax amortization associated with the gain on the sale of SEMI’s assets ($7 million).

Year-To-Date 2020 vs. 2019

Net revenue increased $1.0 billion, primarily due to:

•	The absence of a $1.0 billion charge to electric revenue for refunds of amounts previously collected from retail electric customers for the NND Project;
•	A $38 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•	A $23 million increase as a result of revenue recognized for the NND Project for the entire period in 2020; and
•	A $8 million increase in sales to gas customers associated with growth and usage factors; partially offset by
•

A $31 million decrease in sales to electric utility retail customers from a decrease in cooling degree days during the cooling season ($43 million) partially offset by an increase in heating degree days during the heating season ($12 million);

•	A $29 million decrease in sales to electric utility retail customers associated with usage factors impacted by COVID-19; and

•	An $8 million decrease as a result of changes in excess deferred income tax amortization for the NND project.

Other operations and maintenance decreased 11%, primarily due to the absence of a charge related to a voluntary retirement program ($51 million), a decrease in salaries, wages and benefits and administrative expenses ($10 million) and lower legal and NND Project wind down costs ($10 million) partially offset by an increase in allowance for credit risk on customer accounts related to COVID-19 ($8 million).

Impairment of assets and other charges decreased 82%, due to a reduction in charges associated with litigation ($215 million) and a decrease in charges for utility plant for which DESC committed to forgo recovery ($103 million), partially offset by an impairment charge of certain nonutility property ($12 million).

Other income (expense), net decreased $30 million, primarily due to the absence of a charge related to a voluntary retirement program ($20 million) and the absence of accrued penalties related to unrecognized tax benefits ($7 million) partially offset by the absence of a gain on the sale of certain warranty service contracts ($7 million).

Interest charges decreased 14%, primarily due to lower long-term debt principal balances primarily as a result of the debt tender offers completed in 2019 ($19 million), a decrease in interest charges on unrecognized tax benefits ($11 million) and lower money pool interest ($6 million) partially offset by higher interest related to the intercompany borrowings ($5 million).

Income tax expense increased $122 million, primarily due to higher pretax income ($383 million) partially offset by the absence of a charge for certain income tax-related regulatory assets acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($198 million), the absence of changes in unrecognized tax benefits ($59 million) and changes in excess deferred income tax amortization associated with the gain on the sale of SEMI’s assets ($7 million).

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which DESC is a party, which information is incorporated herein by reference:

•	Notes 3 and 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2019.
•	Notes 2 and 10 to the Consolidated Financial Statements in DESC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
•	Notes 2 and 12 to the Consolidated Financial Statements in DESC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
•	Notes 2 and 12 to the Consolidated Financial Statements in this report.

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

10.1

First Amendment, dated as of October 30, 2020, to the Fourth Amended and Restated Revolving Credit Agreement, dated as of March 22, 2019 among Dominion Energy, Inc., Virginia Electric and Power Company, Dominion Energy Gas Holdings, LLC, Questar Gas Company, Dominion Energy South Carolina, Inc., (f/k/a South Carolina Electric & Gas Company), JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, and the other lenders named therein (filed herewith).

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: November 6, 2020		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer