Form 10-K
period 2020-12-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2021-02-25
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes  ☐    No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐  No ☒

At February 12, 2021, Dominion Energy South Carolina, Inc. had 40,296,147 shares of common stock outstanding, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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
DECG

Carolina Gas Transmission, LLC (formerly known as Dominion Energy Carolina Gas Transmission, LLC), a subsidiary of Berkshire Hathaway Energy Company effective November 2020 (previously a subsidiary of Dominion Energy)

DER	Distributed energy resource
DES	Dominion Energy Services, Inc.
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

The legal entity, Eastern Energy Gas Holdings, LLC (formerly known as Dominion Energy Gas Holdings, LLC), a wholly-owned subsidiary of Berkshire Hathaway Energy Company effective November 2020 (previously a wholly-owned subsidiary of Dominion Energy), one or more of its consolidated subsidiaries, or the entirety of Eastern Energy Gas Holdings, LLC and its consolidated subsidiaries

Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
DSM	Demand-side management
ELG Rule	Effluent limitations guidelines for the steam electric power generating category
EMANI	European Mutual Association for Nuclear Insurance
EPA	U.S. Environmental Protection Agency
EPACT	Energy Policy Act of 2005
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
IAA	Interim Assessment Agreement dated March 28, 2017, as amended, among DESC, Santee Cooper, Westinghouse and WECTEC
IRS	Internal Revenue Service
kV	Kilovolt
MATS	Utility Mercury and Air Toxics Standard Rule
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
MGP	Manufactured gas plant
MW	Megawatt

NAV	Net asset value
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NSPS	New Source Performance Standards
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased gas adjustment
PHMSA	U.S. Pipeline Hazardous Materials Safety Administration
Price-Anderson	Price-Anderson Amendments Act of 1988
PSD	Prevention of significant deterioration
Questar Gas	Questar Gas Company, a wholly-owned subsidiary of Dominion Energy
Reorganization Plan	Modified Second Amended Joint Chapter 11 Plan or Reorganization, filed by Westinghouse
RICO	Racketeer Influenced and Corrupt Organizations Act
ROE	Return on equity
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy's acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
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

Part I

Item 1. Business

GENERAL

DESC, a public utility headquartered in Cayce, South Carolina, is a South Carolina corporation organized in 1924. DESC is a wholly-owned subsidiary of SCANA, which is a wholly-owned subsidiary of Dominion Energy. DESC conducts business under the name “Dominion Energy South Carolina.” At December 31, 2020, DESC had approximately 2,400 employees, of which approximately 730 were subject to collective bargaining agreements.

DESC is engaged in the generation, transmission and distribution of electricity to approximately 758,000 customers in the central, southern and southwestern portions of South Carolina. Additionally, DESC distributes natural gas to approximately 405,000 residential, commercial and industrial customers in South Carolina. DESC’s business experiences seasonal fluctuations, with generally higher sales of electricity during the summer and winter months because of air conditioning and heating requirements, and generally higher sales of natural gas during the winter months due to heating requirements.

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

Pursuant to the SCANA Merger Approval Order, DESC is recovering capital costs and a return on capital cost rate base related to the NND Project over a 20-year period through a capital cost rider. The capital cost rider also provides for the return to retail electric customers of certain amounts associated with the NND Project. Revenue from the capital cost rider component of retail electric rates will continue to decline over the 20-year period as capital cost rate base is reduced.

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

Federal Energy Regulatory Commission

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. DESC may make wholesale sales at market-based rates outside its balancing authority pursuant to its market-based sales tariff authorized by FERC.  In addition, DESC has FERC approved tariffs to sell wholesale power at capped rates based on its respective embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside DESC’s service territory. Any such sales are voluntary.

DESC is subject to FERC’s Standards of Conduct that govern conduct between transmission function employees of interstate gas and electricity transmission providers and the marketing function employees of its affiliates. The rule defines the scope of transmission and marketing-related functions that are covered by the standards and is designed to prevent transmission providers from giving affiliates undue preferences.

DESC is also subject to FERC’s affiliate restrictions that (1) prohibit power sales between nonregulated plants and utility plants without first receiving FERC authorization, (2) require the nonregulated and utility plants to conduct their wholesale power sales operations separately, and (3) prohibit utilities from sharing market information with nonregulated plant operating personnel. The rules are designed to prohibit utilities from giving the nonregulated plants a competitive advantage.

EPACT included provisions to create an Electric Reliability Organization, which is required to promulgate mandatory reliability standards governing the operation of the bulk power system in the U.S. FERC has certified NERC as the Electric Reliability Organization and also issued an initial order approving many reliability standards that went into effect in 2007. Entities that violate standards will be subject to fines of up to $1.3 million per day, per violation and can also be assessed non-monetary penalties, depending upon the nature and severity of the violation.

DESC plans and operates its facilities in compliance with approved NERC reliability requirements. DESC’s employees participate on various NERC committees, track the development and implementation of standards, and maintain proper compliance registration with NERC’s regional organizations. DESC anticipates incurring additional compliance expenditures over the next several years because of the implementation of new cybersecurity programs. In addition, NERC has redefined critical assets which expanded the number of assets subject to NERC reliability standards, including cybersecurity assets. NERC continues to develop additional requirements specifically regarding supply chain standards and control centers that impact the bulk electric system. While DESC expects to incur additional compliance costs in connection with NERC requirements and initiatives, such expenses are not expected to significantly affect results of operations.

In October 2011, FERC issued an order approving the settlement of DESC’s formula rate that updates transmission rates on an annual basis, including its ROE. The formula rate is designed to recover the expected revenue requirement for the calendar year and is updated annually based on actual costs.  This FERC accepted formula rate enables DESC to earn a return on its investment in electric transmission infrastructure.

In February 2021, DESC and the other members of the Southeast Energy Exchange Market submitted the Southeast Energy Exchange Market Agreement to FERC for authorization. This agreement sets forth the framework and rules for establishing and maintaining a new voluntary electronic trading platform designed to enhance the existing bilateral market in the Southeast utilizing zero-charge transmission service. That transmission service, in turn, will be voluntarily provided by participating transmission service providers, including DESC. This matter is pending.

WHERE YOU CAN FIND MORE INFORMATION

DESC files its annual, quarterly and current reports and other information with the SEC. Its SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.

DESC makes its SEC filings available, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, available free of charge through Dominion Energy’s website, http://www.dominionenergy.com, as soon as reasonably practicable after filing or furnishing the material to the SEC. Information contained on Dominion Energy’s website is not incorporated by reference in this report.

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

Regulatory, Legislative and Legal Risks

The rates that DESC can charge are subject to regulatory review. Revenue provided by DESC’s operations is based primarily on rates approved by state regulatory agencies. The profitability of DESC’s business is dependent on its ability, through the rates that it is permitted to charge, to recover costs and earn a reasonable rate of return on its capital investment.

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

DESC has been and continues to be subject to numerous legal proceedings and ongoing governmental investigations and examinations. While a significant portion of the federal and state legal proceedings and governmental investigations have been settled, DESC remains a defendant in multiple lawsuits and investigations relating to the decision to abandon construction at the NND Project. Among other things, the lawsuits and investigations allege misrepresentation, failure to properly manage the NND Project, unfair trade practices and violation of anti-trust laws. Additionally, DESC is a defendant in federal and state legal proceedings relating to the SCANA Combination. Among other things, the lawsuits allege breaches of various fiduciary duties.

The outcome of these legal proceedings, investigations and examinations, including settlements, is uncertain and may adversely affect DESC’s financial condition or results of operation.

DESC is subject to complex governmental regulation, including tax regulation, that could adversely affect its results of operations and subject DESC to monetary penalties. DESC’s operations are subject to extensive federal, state and local regulation and require numerous permits, approvals and certificates from various governmental agencies. Such laws and regulations govern the terms and conditions of the services it offers, its relationships with affiliates, protection of its critical electric infrastructure assets and pipeline safety, among other matters. These operations are also subject to legislation governing taxation at the federal, state and local level. DESC must also comply with environmental legislation and associated regulations. Management believes that the necessary approvals have been obtained for existing operations and that the businesses are conducted in accordance with applicable laws. DESC’s business is subject to regulatory regimes which could result in substantial monetary penalties if DESC is found not to be in compliance, including mandatory reliability standards and interaction in the wholesale markets. New laws or regulations, the revision or reinterpretation of existing laws or regulations, changes in enforcement practices of regulators, or penalties imposed for non-compliance with existing laws or regulations may result in substantial additional expense. Recent legislative and regulatory changes that are impacting DESC include the 2017 Tax Reform Act.

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

We expect that existing environmental laws and regulations may be revised and/or new laws may be adopted including regulation of GHG emissions which could have an impact on DESC’s business (risks relating to regulation of GHG emissions from existing fossil fuel-fired electric generating units are discussed in more detail below). In addition, further regulation of air quality and GHG emissions under the CAA have been imposed on the natural gas sector. DESC is also subject to federal water and waste regulations, including regulations concerning cooling water intake structures, coal combustion by-product handling and disposal practices, wastewater discharges from steam electric generating stations, management and disposal of hydraulic fracturing fluids and the potential further regulation of polychlorinated biphenyls.

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

Compliance with federal and/or state requirements imposing limitations on GHG emissions or  efficiency improvements, as well as Dominion Energy’s commitment to achieve net zero emissions by 2050, may result in significant compliance costs, could result in certain of DESC’s electric generation units or natural gas facilities being uneconomical to maintain or operate and may depend upon technological advancements which may be beyond DESC’s control. In February 2020, Dominion Energy announced its commitment to achieve net zero emissions by 2050. To help Dominion Energy meet this commitment, DESC may need to construct new electric generation facilities, including renewable facilities such as solar. DESC will also need to depend on technological improvements not currently in commercial development. Additionally, actions taken in furtherance of Dominion Energy’s net zero commitment may impact existing generation facilities, including as a result of fuel switching and/or the retirement of high-emitting generation facilities and their potential replacement with lower-emitting generation facilities. Further, the ability to realize this commitment may require DESC to be able to obtain significant financing. The federal government or South Carolina may also enact legislation or regulations relating to climate change matters such as the reduction of GHG emissions and renewable energy portfolio standards, similar to the Virginia Clean Economy Act of 2020.

There are also potential impacts on DESC’s natural gas businesses from Dominion Energy’s net zero emissions commitment as well as federal or state GHG regulations which may require GHG emission reductions from the natural gas sector which, in addition to resulting in increased costs, could affect demand for natural gas. Additionally, GHG requirements could result in increased demand for energy conservation and renewable products, which could impact the natural gas businesses.

These efforts will require regulatory approvals for the siting and construction of such new facilities and a determination by the South Carolina Commission that costs related to the construction are prudent. Given these and other uncertainties associated with the implementation of Dominion Energy’s net zero commitment, DESC cannot estimate the aggregate effect of future actions taken in furtherance of this commitment on its results of operations or financial condition or on its customers. However, such actions could render additional existing generation facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect DESC’s results of operations, financial performance or liquidity.

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

Operational Risks

DESC’s financial performance and condition can be affected by changes in the weather, including the effects of global climate change. Fluctuations in weather can affect demand for DESC’s services. For example, milder than normal weather can reduce demand for electricity and gas distribution services. In addition, severe weather or acts of nature, including hurricanes, winter storms, earthquakes, floods and other natural disasters can stress systems, disrupt operation of DESC’s facilities and cause service outages, production delays and property damage that require incurring additional expenses. Changes in weather conditions can result in reduced water levels or changes in water temperatures that could adversely affect operations at some of DESC’s power stations. Furthermore, DESC’s operations could be adversely affected and its physical plant placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, for operations located on or near coastlines, a change in sea level or sea temperatures. Due to the location of DESC’s electric utility service territories which are frequently in the path of hurricanes, we experience the consequences of these weather events to a greater degree than many of our industry peers.

DESC’s operations are subject to operational hazards, equipment failures, supply chain disruptions and personnel issues which could negatively affect DESC. Operation of DESC’s facilities involves risk, including the risk of potential breakdown or failure of equipment or processes due to aging infrastructure, fuel supply, pipeline integrity or transportation disruptions, accidents, labor disputes or work stoppages by employees, acts of terrorism or sabotage, construction delays or cost overruns, shortages of or delays in obtaining equipment, material and labor, operational restrictions resulting from environmental limitations and governmental interventions, changes to the environment and performance below expected levels. DESC’s business is dependent upon sophisticated information technology systems and network infrastructure, the failure of which could prevent them from accomplishing critical business functions. Because DESC’s transmission facilities, pipelines and other facilities are interconnected with those of third parties, the operation of its facilities and pipelines could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.

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

An inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on its operations and ability to generate cash flow. DESC is dependent on certain financing arrangements with Dominion Energy for any borrowings necessary to meet its working capital and other financial needs. If Dominion Energy’s funding resources were to become unavailable to Dominion Energy, DESC’s access to funding would also be in jeopardy. In the future, an inability to obtain additional financing from other sources on acceptable terms could negatively affect its financial condition, cash flows, anticipated financial results or impair its ability to generate additional cash flows. The ability to obtain bank financing or to access the capital markets for future debt offerings may be limited by the financial condition of DESC at the time of any such financing or offering or other debt agreements in place at the time, adverse market conditions or other contingencies and uncertainties that are beyond our control.

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

Public health crises and epidemics or pandemics, such as COVID-19, could adversely affect DESC’s business, results of operations, financial condition, liquidity and/or cash flows.  The effects of the continued outbreak of the COVID-19 pandemic and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. The effects could also have a variety of adverse impacts on DESC, including reduced demand for energy, particularly from commercial and industrial customers, impairment of goodwill or long-lived assets and diminished ability of Dominion Energy or DESC to access funds from financial institutions and capital markets.  There remains uncertainty regarding the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. Such restrictions may cause operational interruptions and delays in construction projects, which, in the case of renewable energy projects, could delay the expected in-service dates of these projects and financial statement impact of the investment tax credits associated with these projects. For the duration of the outbreak of COVID-19, voluntary suspension, or potential legislative or government action, such as legislation similar to that enacted in Virginia in November 2020, may limit DESC’s ability to collect on overdue accounts or disconnect services for non-payment, which may cause a decrease in DESC’s results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

DESC has approximately 3,800 miles and 26,700 miles of electric transmission and distribution lines, respectively, exclusive of service level lines, in South Carolina. The grants for most of DESC’s electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying property titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, DESC owns 442 substations.

DESC’s natural gas system includes approximately 18,700 miles of distribution mains and related service facilities, which are supported by approximately 500 miles of transmission pipeline.

DESC owns two LNG facilities, one located near Charleston, South Carolina, and the other in Salley, South Carolina. The Charleston facility can store the liquefied equivalent of 1.0 bcf of natural gas, can regasify approximately 6% of its storage capacity per day and can liquefy less than 1% of its storage capacity per day. The Salley facility can store the liquefied equivalent of 0.9 bcf of natural gas and can regasify approximately 10% of its storage capacity per day. The Salley facility has no liquefying capabilities.

DESC’s bond indenture, which secures its first mortgage bonds, constitutes a direct mortgage lien on substantially all of its electric utility property.

The following table lists DESC’s generating units and capability as of December 31, 2020.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Jasper (CC)(1)	Hardeeville, SC	852
Columbia Energy Center (CC)(1)	Gaston, SC	519
Urquhart (CC)(1)	Beech Island, SC	458
McMeekin	Irmo, SC	250
Hagood (CT)(1)	Charleston, SC	126
Urquhart Unit 3	Beech Island, SC	95
Urquhart (CT)	Beech Island, SC	87
Parr (CT)(1)	Jenkinsville, SC	60
Coit (CT)(1)	Columbia, SC	26
Williams (CT)(1)	Goose Creek, SC	20
Total Gas(2)		2,493		41%
Coal
Williams	Goose Creek, SC	605
Cope(3)	Cope, SC	415
Wateree	Eastover, SC	342
Total Coal		1,362		22
Hydro
Fairfield	Jenkinsville, SC	576
Saluda	Irmo, SC	190
Other	Various	18
Total Hydro		784		13
Nuclear
Summer	Jenkinsville, SC	652	(4)	10
		5,291
Power Purchase Agreements		846	(5)	14
Total Utility Generation		6,137		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)   Capable of burning fuel oil as a secondary source.

(2)   Excludes the Hardeeville gas combustion turbine which currently does not have any net summer capability.

(3)   Capable of burning natural gas as a secondary source.

(4)   Excludes 33.3% undivided interest owned by Santee Cooper.

(5)	Includes 157MW from agreements with certain solar facilities owned by Dominion Energy.

Item 3. Legal Proceedings

From time to time, DESC is party to various legal, environmental or other regulatory proceedings, including in the ordinary course of business. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that DESC reasonably believes will exceed a specified threshold. Pursuant to the SEC regulations, DESC uses a threshold of $1 million for such proceedings. See Notes 3 and 12 to the Consolidated Financial Statements, which information is incorporated herein by reference, for discussion of certain legal, environmental and other regulatory proceedings to which DESC is a party.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for DESC’s common stock, all of which is owned by SCANA. DESC intends to pay quarterly cash dividends in 2021 but is neither required to nor restricted, except as described in Note 5 to the Consolidated Financial Statements, from making such payments.

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

FORWARD-LOOKING STATEMENTS

This report contains statements concerning DESC’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements.” In most cases, the reader can identify these forward-looking statements by such words as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may,” “continue,” “target” or other similar words.

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

•	Federal, state and local legislative and regulatory developments, including changes in or interpretations of federal and state tax laws and regulations;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•	Changes to regulated rates collected;
•	Changes in future levels of domestic and international natural gas production, supply or consumption;
•	Timing and receipt of regulatory approvals necessary for planned construction or growth projects and compliance with conditions associated with such regulatory approvals;
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

RESULTS OF OPERATIONS

Presented below is a summary of DESC’s results:

Year Ended December 31,	2020	$ Change	2019
(millions)
Net income (loss)	$308	$1,530	$(1,222)

Overview

2020 VS. 2019

Net income increased $1.5 billion, primarily due to the absence of charges for refunds of amounts previously collected from retail electric customers for the NND Project, a decrease in charges for certain regulatory assets and utility plant for which DESC committed to forgo recovery, a reduction in charges for litigation and the absence of charges for a voluntary retirement program.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

Year Ended December 31,	2020	$ Change	2019
(millions)
Operating revenues	$2,739	$810	$1,929
Fuel used in electric generation	447	(126)	573
Purchased power	86	32	54
Gas purchased for resale	181	(35)	216
Other operations and maintenance	570	(62)	632
Impairment of assets and other charges	111	(584)	695
Depreciation and amortization	474	24	450
Other taxes	239	(11)	250
Other expense, net	(23)	10	(33)
Interest charges	229	(31)	260
Income tax expense (benefit)	71	83	(12)

An analysis of DESC’s results of operations follows:

2020 VS. 2019

Operating revenue increased 42% primarily due to:

•	The absence of a $1.0 billion charge to electric revenue for refunds of amounts previously collected from retail electric customers for the NND Project;
•	A $32 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•	A $10 million increase in sales to gas customers associated with growth and usage factors; and
•	A $6 million increase associated with the RSA; partially offset by
•

A $91 million decrease in the fuel cost component included in utility rates as a result of a net decrease in commodity costs partially offset by increased purchased power costs associated with sales to electric utility retail customers;

•	A $71 million decrease in sales to electric retail customers from the capital cost rider;
•	A $35 million decrease in gas revenue due to lower purchased gas recovery;
•	A $29 million decrease in sales to electric utility retail customers associated with usage factors impacted by COVID-19; and
•

A $21 million decrease in sales to electric utility retail customers from a decrease in cooling degree days during the cooling season ($43 million) partially offset by an increase in heating degree days during the heating season ($22 million).

Fuel used in electric generation decreased 22%, primarily due to decreased fuel costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Purchased power increased 59%, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale decreased 16%, primarily due to a decrease in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 10%, primarily due to the absence of a charge related to a voluntary retirement program ($51 million), a decrease in salaries, wages and benefits and administrative expenses ($16 million) and lower legal and NND Project wind down costs ($13 million) partially offset by an increase in allowance for credit risk on customer accounts primarily related to COVID-19 ($8 million) and DSM amortization ($7 million).

Impairment of assets and other charges decreased 84%, due to a reduction in charges associated with litigation ($493 million) and a decrease in charges for utility plant for which DESC committed to forgo recovery ($103 million), partially offset by an impairment charge of certain nonutility property ($12 million).

Other expense decreased 30%, primarily due to a decrease in charges related to a voluntary retirement program ($18 million) partially offset by the absence of a gain on the sale of certain warranty service contracts ($7 million).

Interest charges decreased 12%, primarily due to lower long-term debt principal balances primarily as a result of the debt tender offers completed in 2019 ($19 million), a decrease in interest charges on unrecognized tax benefits ($11 million) and lower money pool interest ($7 million) partially offset by higher interest related to affiliated borrowings ($6 million).

Income tax expense increased $83 million, primarily due to higher pretax income ($402 million) partially offset by the absence of a charge for certain income tax-related regulatory assets acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($194 million), the absence of changes in unrecognized tax benefits ($66 million), changes in excess deferred income tax amortization primarily associated with the absence of the gain on the sale of SEMI’s assets ($39 million) and the absence of charges associated with impairments on the nuclear project ($30 million).

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

Interest Rate Risk

DESC manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at December 31, 2020 or December 31, 2019.

DESC also uses interest rate derivatives, including forward-starting swaps and interest rate swaps to manage interest rate risk. As of December 31, 2020, DESC had $71 million in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $1 million in the fair value of DESC’s interest rate derivatives at December 31, 2020. As of December 31, 2019, DESC had $71 million in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $2 million in the fair value of DESC’s interest rate derivatives at December 31, 2019.

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

DESC recognized net investment gains (including investment income) on nuclear decommissioning trust investments of $24 million and $24 million for the years ended December 31, 2020 and 2019, respectively.

DESC participates in SCANA sponsored pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. DESC’s pension and other postretirement plan assets experienced aggregate actual returns of $84 million and $149 million in 2020 and 2019, respectively, versus expected returns of $45 million and $40 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. A hypothetical 0.25% decrease in the assumed long-term rates of return on DESC’s plan assets would result in an increase in net periodic cost of $2 million at both December 31, 2020 and 2019, for pension benefits.

Risk Management Policies

DESC has established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion Energy has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including DESC. Dominion Energy maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion Energy also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and DESC’s December 31, 2020 provision for credit losses, management believes that it is unlikely that a material adverse effect on DESC’s financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Dominion Energy South Carolina, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dominion Energy South Carolina, Inc. (an indirect, wholly-owned subsidiary of Dominion Energy, Inc.) and affiliates (“DESC”) at December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), changes in common equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of DESC at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Board of Directors and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities – Impact of Rate Regulation on the Consolidated Financial Statements —Refer to Notes 2 and 3 to the Consolidated Financial Statements

Critical Audit Matter Description

DESC, through its regulated electric and gas operations, is subject to rate regulation by the Public Service Commission of South Carolina (the “South Carolina Commission”) and FERC, which has jurisdiction with respect to the rates of utility companies in the territory DESC serves. Management has determined DESC meets the requirements under accounting principles generally accepted in the United States of America to apply the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures such as utility plant, net; regulatory assets; regulatory liabilities; operating revenue and operating expenses, collectively, the “financial statement impacts of rate regulation”.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the financial statement impacts of rate regulation. Management judgments include assessing the likelihood of (1) recovery of its regulatory assets through future rates and (2) whether a regulatory liability is due to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the South Carolina Commission, auditing these judgments required specialized knowledge of the accounting for rate regulation and the rate setting process due its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of whether recovery of regulatory assets through future rates or a regulatory liability due to customers is probable included the following, among others:

•

We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) recovery of regulatory assets through future rates, and (2) whether a regulatory liability is due to customers. We also tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may impact the assessment of whether recovery of regulatory assets through future rates or a regulatory liability due to customers is probable.

•	We evaluated DESC’s disclosures related to the consolidated financial statement impact of rate regulation.
•

We read and evaluated orders issued by the South Carolina Commission, as well as relevant regulatory statutes, interpretations, procedural memorandums, filings made by interveners, existing laws and other publicly available information to assess whether this external information was properly considered by management in concluding upon the financial statement impacts of rate regulation.

•

We considered the likelihood of (1) recovery of regulatory assets through future rates and (2) whether a regulatory liability is due to customers based on precedents established by the South Carolina Commission’s previous orders and the DESC’s past experience with the South Carolina Commission.

•	For regulatory matters in process, we inspected associated documents and testimony filed with the South Carolina Commission for any evidence that might contradict management’s assertions.
•

We read and analyzed the minutes of the Board of Directors of Dominion Energy, Inc. and the Board of Directors of DESC, for discussions of changes in legal, regulatory, or business factors which could impact management’s conclusions with respect to the financial statement impacts of rate regulation.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 25, 2021

We have served as DESC’s auditor since 1945.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

At December 31,	2020	2019
(millions)
ASSETS
Utility plant in service	$13,680	$13,208
Accumulated depreciation and amortization	(5,027)	(4,851)
Construction work in progress	460	339
Nuclear fuel, net of accumulated amortization	221	219
Utility plant, net ($730 and $727 related to VIEs)	9,334	8,915
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	39	69
Assets held in trust, nuclear decommissioning	238	214
Nonutility property and investments, net	277	283
Current Assets:
Cash and cash equivalents	5	4
Receivables:
Customer, net of allowance for uncollectible accounts of $10 and $3	365	320
Affiliated and related party	16	14
Other	64	119
Inventories (at average cost):
Fuel	82	104
Materials and supplies	176	168
Prepayments	75	91
Regulatory assets	229	271
Other current assets	27	27
Total current assets ($103 and $143 related to VIEs)	1,039	1,118
Deferred Debits and Other Assets:
Regulatory assets	3,726	3,892
Other	103	93
Total deferred debits and other assets ($35 and $32 related to VIEs)	3,829	3,985
Total assets	$14,479	$14,301

See Notes to Consolidated Financial Statements.

At December 31,	2020	2019
(millions)
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,017	$3,695
Retained earnings	277	20
Accumulated other comprehensive loss	(2)	(3)
Total common equity	4,292	3,712
Noncontrolling interest	192	180
Total Equity	4,484	3,892
Long-term debt, net	3,327	3,358
Affiliated long-term debt	230	230
Finance leases	15	20
Total long-term debt	3,572	3,608
Total capitalization	8,056	7,500
Current Liabilities:
Securities due within one year	39	7
Accounts payable	178	245
Affiliated and related party payables	457	624
Customer deposits and customer prepayments	70	76
Taxes accrued	215	218
Interest accrued	95	88
Regulatory liabilities	283	256
Reserves for litigation and regulatory proceedings	208	492
Other	40	60
Total current liabilities	1,585	2,066
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	858	629
Asset retirement obligations	597	489
Pension and other postretirement benefits	172	203
Regulatory liabilities	3,005	3,210
Affiliated liabilities	13	15
Other	193	189
Total deferred credits and other liabilities	4,838	4,735
Commitments and Contingencies (see Note 12)
Total capitalization and liabilities	$14,479	$14,301

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Year Ended December 31,	2020	2019	2018
(millions)
Operating Revenue(1)	$2,739	$1,929	$2,762
Operating Expenses:
Fuel used in electric generation(1)	447	573	671
Purchased power(1)	86	54	92
Gas purchased for resale(1)	181	216	239
Other operations and maintenance	357	388	449
Other operations and maintenance – affiliated suppliers	213	244	182
Impairment of assets and other charges	111	695	1,376
Depreciation and amortization	474	450	327
Other taxes(1)	239	250	257
Total operating expenses	2,108	2,870	3,593
Operating income (loss)	631	(941)	(831)
Other income (expense), net	(23)	(33)	129
Interest charges, net of allowance for funds used during construction of $5, $5 and $9(1)	229	260	303
Income (loss) before income tax expense (benefit)	379	(1,234)	(1,005)
Income tax expense (benefit)	71	(12)	(416)
Net Income (Loss)	308	(1,222)	(589)
Other Comprehensive Income:
Deferred cost of employee benefit plans, net of tax of $-, $- and $-	1	1	1
Total Comprehensive Income (Loss)	309	(1,221)	(588)
Comprehensive Income Attributable to Noncontrolling Interest	12	18	25
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	$297	$(1,239)	$(613)

(1)   See Note 16 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2020	2019	2018
(millions)
Operating Activities
Net income (loss)	$308	$(1,222)	$(589)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of assets and other charges	(14)	576	1,376
Provision for refunds to electric customers	—	800	—
Gain on sale of assets	—	(7)	—
Deferred income taxes, net	229	(379)	(184)
Depreciation and amortization	474	464	342
Amortization of nuclear fuel	41	53	47
Other adjustments	14	(7)	(17)
Changes in certain assets and liabilities:
Receivables	3	(33)	50
Receivables – affiliated and related party	4	1	(2)
Income tax receivable	—	—	198
Inventories	14	(76)	(54)
Prepayments	15	(9)	—
Regulatory assets	21	(20)	(179)
Regulatory liabilities	(193)	265	(360)
Accounts payable	(19)	(54)	61
Accounts payable – affiliated and related party	52	(15)	—
Revenue subject to refund	—	(73)	77
Unrecognized tax benefits	—	52	19
Taxes accrued	(3)	(10)	31
Pension and other postretirement benefits	(31)	(27)	15
Other assets and liabilities	97	169	96
Net cash provided by operating activities	1,012	448	927
Investing Activities
Property additions and construction expenditures	(742)	(497)	(633)
Proceeds from investments and sales of assets	(12)	39	40
Purchase of investments	15	(54)	(29)
Purchase of investments – affiliate	(1)	—	(111)
Proceeds from interest rate derivative contract settlement	—	—	115
Investment in affiliate, net	(7)	344	(214)
Net cash used in investing activities	(747)	(168)	(832)
Financing Activities
Proceeds from issuance of debt	—	—	795
Proceeds from issuance of affiliated debt	—	230	—
Repayment of long-term debt, including redemption premiums	—	(1,890)	(825)
Dividend to parent	(38)	(30)	(173)
Short-term borrowings, net	—	(73)	(179)
Short-term borrowings – affiliated, net	(219)	292	—
Money pool borrowings, net	—	—	245
Contribution from parent	—	838	24
Contribution returned to parent	—	(20)	—
Other	(7)	—	—
Net cash used in financing activities	(264)	(653)	(113)
Net increase (decrease) in cash, restricted cash and equivalents	1	(373)	(18)
Cash, restricted cash and equivalents at beginning of period(1)	4	377	395
Cash, restricted cash and equivalents at end of period(1)	$5	$4	$377
Supplemental Cash Flow Information
Cash for:
Interest paid (net of capitalized interest of $5, $5 and $9)	176	220	264
Income taxes paid	—	13	3
Income taxes received	220	—	216
Noncash investing and financing activities:(2)
Accrued construction expenditures	48	120	69
Leases(3)	3	12	8
Contributed capital	322	1	6

(1)   For the years ended December 31, 2020, 2019 and 2018 there were no restricted cash and equivalent balances.

(2)   See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements. See Note 5 for noncash financing activities related to the capital contribution associated with the settlement of litigation. See Note 12 for noncash investing activities related to the property, plant and equipment conveyed to satisfy litigation.

(3)   Includes $3 million and $4 million of financing leases for the years ended December 31, 2020 and 2019, respectively, $8 million of operating leases for the year ended December 31, 2019 and $8 million of capital leases for the year ended December 31, 2018.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

	Common Stock
(millions)	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
December 31, 2017	40	$2,860	$1,982	$(4)	$142	$4,980
Total comprehensive income (loss) available (attributable) to common shareholder			(614)	1	25	(588)
Capital contribution from parent					24	24
Dividend to parent			(89)		(12)	(101)
December 31, 2018	40	2,860	1,279	(3)	179	4,315
Cumulative-effect of change in accounting principle			1	(1)		—
Total comprehensive income (loss) available (attributable) to common shareholder			(1,240)	1	18	(1,221)
Capital contribution from parent		835			3	838
Capital contribution returned to parent					(20)	(20)
Dividend to parent			(20)			(20)
December 31, 2019	40	3,695	20	(3)	180	3,892
Total comprehensive income available to common shareholder			295	1	12	308
Capital contribution from parent		322				322
Dividend to parent			(38)			(38)
December 31, 2020	40	$4,017	$277	$(2)	$192	$4,484

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Notes to Consolidated Financial Statements

1.  NATURE OF OPERATIONS

DESC is a wholly-owned subsidiary of SCANA which, effective January 2019, is a wholly-owned subsidiary of Dominion Energy.

DESC is engaged in the generation, transmission and distribution of electricity in the central, southern and southwestern portions of South Carolina. Additionally, DESC distributes natural gas to residential, commercial and industrial customers in South Carolina.

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

DESC’s Consolidated Financial Statements include, after eliminating intercompany balances and transactions, the accounts of DESC, GENCO and Fuel Company. DESC has concluded that GENCO and Fuel Company are VIEs due to the members lacking the characteristics of a controlling financial interest. DESC is the primary beneficiary of GENCO and Fuel Company and therefore is required to consolidate the VIEs. The equity interests in GENCO and Fuel Company are held solely by SCANA, DESC’s parent. As a result, GENCO and Fuel Company’s equity and results of operations are reflected as noncontrolling interest in the Consolidated Financial Statements.

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

Additionally, effective January 2021, DESC purchases shared services from DES, an affiliated VIE that provides accounting, legal, finance and certain administrative and technical services to all Dominion Energy subsidiaries, including DESC. DESC had previously purchased such services from DESS, an affiliated VIE, that had provided such services to all SCANA subsidiaries. DESC has determined that it is not the primary beneficiary of DES as it does not have either the power to direct the activities that most significantly impact its economic performance or an obligation to absorb losses and benefits which could be significant to it. See Note 16 for amounts attributable to affiliates.

DESC reports certain contracts and instruments at fair value. See Note 9 for further information on fair value measurements.

DESC maintains pension and other postretirement benefit plans. See Note 11 for further information on these plans.

Certain amounts in the 2019 and 2018 Consolidated Financial Statements and Notes have been reclassified to conform to the 2020 presentation for comparative purposes; however, such reclassifications did not affect DESC’s net income, total assets, liabilities, equity or cash flows.

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

AFUDC is a noncash item that reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFUDC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. DESC calculated AFUDC using average composite rates of 2.6%, 4.3% and 7.0% for 2020, 2019 and 2018, respectively. These rates do not exceed the maximum rates allowed in the various regulatory jurisdictions. DESC capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

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

Provisions for depreciation and amortization are recorded using the straight-line method based on the estimated service lives of the various classes of property, and in most cases, include provisions for future cost of removal. The composite weighted average depreciation rates for utility plant by function were as follows:

	2020	2019
Generation	2.50%	2.50%
Transmission	2.56%	2.57%
Distribution	2.42%	2.41%
Storage	2.75%	2.74%
General and other	3.17%	3.22%

DESC records nuclear fuel amortization using the units-of-production method, which is included in fuel used in electric generation and recovered through the fuel cost component of retail electric rates.

Major Maintenance

Planned major maintenance costs related to certain fossil fuel turbine generator equipment and nuclear refueling outages are accrued in periods other than when incurred in accordance with approval by the South Carolina Commission for such accounting treatment and rate recovery of expenses accrued thereunder. The difference between such cumulative major maintenance costs and cumulative collections is classified as a regulatory asset or regulatory liability on the consolidated balance sheet. Other planned major maintenance is expensed when incurred.

DESC is authorized to collect $18 million annually through electric rates to offset certain turbine generator maintenance expenditures. For the years ended December 31, 2020 and 2019, DESC incurred $19 million and $10 million, respectively, for turbine generator maintenance.

Nuclear refueling outages are scheduled 18 months apart. As approved by the South Carolina Commission, DESC accrues $17 million annually for its portion of the nuclear refueling outages, of which DESC accrued $8 million for outages scheduled from the spring of 2014 through the spring of 2020 and $9 million for outages scheduled from the fall of 2021 through the fall of 2027. Refueling outage costs incurred for which DESC was responsible totaled $23 million in 2020 and $2 million in 2019.

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

Nuclear Decommissioning

Based on a decommissioning cost study completed in 2020, DESC’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer, including the cost of decommissioning plant components both subject to and not subject to radioactive contamination, totals $744 million, stated in 2020 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer. The cost estimate assumes that the site will be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

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

Cash, Restricted Cash and Equivalents

Cash, restricted cash and equivalents include cash on hand, cash in banks and temporary investments purchased with an original maturity of three months or less. At both December 31, 2020 and 2019, there were no restricted cash and equivalent balances.

Receivables

Customer receivables reflect amounts due from customers arising from the delivery of energy or related services and include both billed and unbilled amounts earned pursuant to revenue recognition practices described in Note 4. Customer receivables are generally due within one month of receipt of invoices which are presented on a monthly cycle basis. Unbilled revenues totaled $156 million and $114 million at December 31, 2020 and 2019, respectively.

DESC sells electricity and natural gas and provides distribution and transmission services to customers in South Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of DESC’s customer base, which includes a large number of residential, commercial and industrial customers. Credit risk associated with accounts receivable is limited due to the large number of customers. DESC’s exposure to potential concentrations of credit risk results primarily from amounts due from Santee Cooper related to the jointly owned nuclear generating facilities at Summer. Such receivables represented approximately 6% of DESC’s accounts receivable balance at December 31, 2020.

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

DESC recognizes positions taken, or expected to be taken, in income tax returns that are more-likely-than-not to be realized, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2020, DESC had $138 million of unrecognized tax benefits.

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

Interest expense for DESC was $7 million, $18 million and $8 million in 2020, 2019, and 2018, respectively. Interest income for DESC was less than $1 million in 2020 and $2 million in both 2019 and 2018. DESC also recorded penalty expenses of $4 million in 2020 and $7 million in 2019.

At December 31, 2020, DESC had an income tax-related affiliated payable of $31 million to Dominion Energy. This balance is expected to be paid to Dominion Energy.

At December 31, 2019, DESC had an income tax-related affiliated receivable of $21 million from Dominion Energy. This balance was received from Dominion Energy in 2020.

At DESC investment tax credits are deferred and amortized over the service lives of the properties giving rise to the credits. Production tax credits are recognized as energy is generated and sold.

Regulatory Assets and Liabilities

The accounting for DESC’s regulated electric and gas operations differs from the accounting for nonregulated operations in that DESC is required to reflect the effect of rate regulation in its Consolidated Financial Statements. For regulated businesses subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred.

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

DESC does not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. DESC had margin assets of $17 million and $19 million associated with cash collateral at December 31, 2020 and 2019, respectively. DESC had no margin liabilities associated with cash collateral at December 31, 2020 and 2019. See Note 8 for further information about derivatives.

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

Cash Flow Hedges- DESC uses interest rate swaps to hedge its exposure to variable interest rates on long-term debt. For transactions in which DESC is hedging the variability of cash flows, changes in the fair value of the derivatives are reported in regulatory assets or liabilities. Any derivative gains or losses reported in regulatory assets or liabilities are reclassified to earnings when the forecasted item is included in earnings. For cash flow hedge transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable.

Pursuant to regulatory orders, interest rate derivatives entered into by DESC after October 2013 were not designated for accounting purposes as cash flow hedges, and fair value changes and settlement amounts related to them have been recorded as regulatory assets and liabilities. Settlement losses on swaps generally have been amortized over the lives of subsequent debt issuances, and gains have been amortized to interest charges or have been applied as otherwise directed by the South Carolina Commission. See Note 17 regarding the settlement gains realized in the first quarter of 2018.

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

DESC records refunds to customers as required by the South Carolina Commission as a reduction to regulated electric sales or regulated gas sales, as applicable. Revenues from electric and gas sales are recognized over time, as the customers of DESC consume gas and electricity as it is delivered. Sales of products and services typically transfer control and are recognized as revenue upon delivery of the product or service. The customer is able to direct the use of, and obtain substantially all of the benefits from, the product at the time the product is delivered. The contract with the customer states the final terms of the sale, including the description, quantity and price of each product or service purchased. Payment for most sales and services varies by contract type, but is typically due within a month of billing.

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

As part of the SCANA Combination, the South Carolina Commission approved credits of approximately $100 million by DESC for the impact of the lower federal tax rate resulting from the 2017 Tax Reform Act. The credits included amounts which had been collected through customer rates in 2018 and January 2019 and also included the effects of the amortization of certain excess deferred taxes during the same period. These credits were included in bills rendered on and after the first billing cycle of February 2019. In addition, the South Carolina Commission approved the implementation of a tax rider whereby amounts collected though customer rates effectively would be reduced and excess deferred income taxes arising from the remeasurement of deferred income taxes upon the enactment of the 2017 Tax Reform Act will be amortized to the benefit of customers. This tax rider reduced base rates to customers by $66 million in 2020 and $63 million in 2019. Unamortized excess deferred income taxes that remained at the end of 2020 will be considered in future rate proceedings.

DESC’s provision of electric transmission service is pursuant to a FERC approved formula rate. In December 2019, FERC issued an order requiring transmission providers with transmission formula rates to account for the impacts of the 2017 Tax Reform Act on rates charged to customers. The order requires companies to include a mechanism to decrease or increase their income tax allowances to account for the 2017 Tax Reform Act and any other future changes in tax law, and to submit annual information reflecting the amortization of these excess deferred income taxes. DESC submitted a proposed update to its formula rate to FERC in May 2020. This matter is pending.

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

Other Regulatory Matters

South Carolina Electric Base Rate Case

In August 2020, DESC filed its retail electric base rate case and schedules with the South Carolina Commission. DESC proposed a non-fuel, base rate increase of $178 million, or 7.75% based on an adjusted test year data, effective on or after the first billing cycle of March 2021. The base rate increase was proposed to recover the significant investment in assets and operating resources required to serve an expanding customer base, maintain the safety, reliability and efficiency of DESC’s system and meet increasingly stringent reliability, security and environmental requirements for the benefit of South Carolina customers.  DESC presented an earned ROE of 5.90% based upon a fully-adjusted test period. The proposed rates would provide for an earned ROE equal to the current authorized earned ROE of 10.25% established in the previous rate case in 2012.  In January 2021, the South Carolina Commission approved a proposal made by the South Carolina Office of Regulatory Staff, and agreed to by DESC and other intervenors, to stay the base rate case due to the current economic conditions and to allow the parties more time to negotiate a settlement with a final order to be issued no later than August 2021.  In connection with this order, DESC, the South Carolina Office of Regulatory Staff and other parties of record are to provide monthly updates to the South Carolina Commission on the progress towards reaching a negotiated settlement. This matter is pending.

Electric – Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC.

In February 2020, DESC filed with the South Carolina Commission a proposal to decrease the total fuel cost component of retail electric rates. DESC’s proposed decrease would reduce annual base fuel component recoveries by $44 million and is projected to return to customers the existing over-collected balance while recovering DESC’s current base fuel costs over the 12-month period beginning with the first billing cycle of May 2020. In addition, DESC proposed an increase to its variable environmental and DER components. In April 2020, the South Carolina Commission approved the filing.

In February 2021, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment would increase annual base fuel component recoveries by approximately $36 million and is designed to recover DESC’s current base fuel costs, net of the existing over-collected balance, over the 12-month period beginning with the first billing cycle of May 2021. In addition, DESC proposed a decrease to its variable environmental component and an increase to its distributed energy resource component. This matter is pending.

In April 2018, the South Carolina Commission approved DESC’s proposal to increase the total fuel cost component of retail electric rates. Petitions for rehearing and reconsideration were filed by various parties. In October 2018, the South Carolina Commission issued an order granting one such petition related to DESC supplying certain information as in previous years and denied the other petitions. Certain parties appealed the decision to deny their petitions to the South Carolina Supreme Court. In September 2020, the South Carolina Supreme Court dismissed the appeals.

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

In January 2021, DESC filed an application with the South Carolina Commission seeking approval to recover $48 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. This matter is pending.

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In February 2020, DESC requested that the South Carolina Commission approve an adjustment to this rider to decrease annual revenue by $11 million. In April 2020, the South Carolina Commission approved the filing. In February 2021, DESC requested that the South Carolina Commission approve an adjustment to this rider to decrease annual revenue by less than $1 million. This matter is pending.

Natural Gas Rates

In June 2020, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2020 with a total revenue requirement of $409 million. This represents a $9 million overall annual increase to its natural gas rates under the terms of the RSA effective with the first billing cycle of November 2020. In October 2020, the South Carolina Commission approved a total revenue requirement of $406 million effective with the first billing cycle of November 2020. This represents a $6 million overall annual increase to DESC’s natural gas rates. Additionally, the South Carolina Commission authorized an allowed ROE of 9.90%, a reduction from the prior ROE of 10.25%. The South Carolina Commission also approved an agreement between the South Carolina Office of Regulatory Staff and DESC that DESC will file its next retail natural gas general rate proceeding no later than April 2023.

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

At December 31,	2020	2019
(millions)
Regulatory assets:
NND Project costs(1)	$138	138
Deferred employee benefit plan costs(2)	9	13
Other unrecovered plant(3)	14	14
DSM programs(4)	29	17
AROs(5)	2	28
Cost of fuel and purchased gas under-collections(6)	1	13
Other	36	48
Regulatory assets - current	229	271
NND Project costs(1)	2,364	2,503
AROs(5)	309	293
Cost of reacquired debt(7)(8)	243	259
Deferred employee benefit plan costs(2)	159	196
Deferred losses on interest rate derivatives(9)	308	305
Other unrecovered plant(3)	61	69
DSM programs(4)	46	54
Environmental remediation costs(10)	20	22
Deferred storm damage costs(11)	45	44
Deferred transmission operating costs(12)	63	37
Other(13)	108	110
Regulatory assets - noncurrent	3,726	3,892
Total regulatory assets	$3,955	$4,163
Regulatory liabilities:
Monetization of guaranty settlement(14)	$67	67
Income taxes refundable through future rates(15)	21	16
Reserve for refunds to electric utility customers(16)	128	143
Cost of fuel and purchased gas over-collections(6)	58	12
Other	9	18
Regulatory liabilities - current	283	256
Monetization of guaranty settlement(14)	903	970
Income taxes refundable through future rates(15)	919	948
Asset removal costs(17)	564	552
Deferred gains on interest rate derivatives(9)	69	71
Reserve for refunds to electric utility customers(16)	540	656
Other	10	13
Regulatory liabilities - noncurrent	3,005	3,210
Total regulatory liabilities	$3,288	$3,466

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

(3)

Represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. DESC is amortizing these amounts through cost of service rates following depreciation amounts that were designed to recover the retired units cost over their previous estimated remaining useful lives, which has been estimated to be through 2025. Based on current projections of remaining decommissioning costs, projected recovery is expected to extend to 2029. Unamortized amounts are included in rate base and are earning a current return.

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

(6)	Represents amounts under- or over-collected from customers pursuant to the cost of fuel components approved by the South Carolina Commission.

(7)

Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt or over the life of the replacement debt if refinanced. The reacquired debt had a weighted-average life of approximately 26 years as of December 31, 2020.

(8)

During 2019, DESC purchased certain of its first mortgage bonds. As a result of these transactions, DESC incurred net costs, including write-offs of unamortized swap losses and gains, discount, premium and debt issuance costs, of $270 million.

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

(16)

Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited to customers over an estimated 11-year period effective February 2019 in connection with the SCANA Merger Approval Order. See Note 12 for more information.

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

4.  OPERATING REVENUE

DESC’s operating revenue consists of the following:

Year Ended December 31,	2020		2019
(millions)	Electric	Gas	Electric	Gas
Customer class:
Residential	$1,127	$201	$669	$194
Commercial	746	103	507	111
Industrial	341	65	224	81
Other	123	18	116	18
Revenues from contracts with customers	2,337	387	1,516	404
Other revenues	15	—	9	—
Total Operating Revenues	$2,352	$387	$1,525	$404

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $5 million and $9 million at December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, DESC recognized revenue of $6 million and $3 million from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

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

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	2020	2019
Beginning balance, January 1	$13	$15
Amortization	(1)	(2)
Ending balance, December 31	$12	$13

5.  EQUITY

For all periods presented, DESC's authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC's authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

In 2020, Dominion Energy issued $322 million of shares of Dominion Energy common stock in accordance with the settlement agreement associated with the Santee Cooper Ratepayer Case, as discussed in Note 12. In connection with this transaction, DESC recorded an equity contribution from Dominion Energy.

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

At December 31, 2020, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the established threshold.

6.  LONG-TERM AND SHORT-TERM DEBT

Long-term debt by type with related weighted-average coupon rates and maturities at December 31, 2020 and 2019 is as follows:

At December 31,	2020 Weighted- average Coupon(1)	2020	2019
(millions, except percentages)
DESC:
First Mortgage Bonds, 3.22% to 6.625%, due 2021 to 2065	5.42%	$3,267	$3,267
Tax-Exempt Financings:(2)
Variable rate due 2038	0.13%	35	35
3.625% and 4.00%, due 2028 and 2033	3.90%	54	54
Other	3.67%	1	1
GENCO:
Tax-Exempt Financing, variable rate due 2038	0.13%	33	33
Affiliated note, 3.05% due 2024	3.05%	230	230
Total principal		3,620	3,620
Securities due within one year	3.25%	(33)	—
Unamortized discount, premium and debt issuance costs, net		(30)	(32)
Finance leases		15	20
Total long-term debt		$3,572	$3,608

(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2020.
(2)	Industrial revenue bonds totaling $68 million are secured by letters of credit that expire, subject to renewal, in the fourth quarter of 2021.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2020, were as follows:

(millions, except percentages)	2021	2022	2023	2024	2025	Thereafter	Total
First Mortgage Bonds	$33	$—	$—	$—	$—	$3,234	$3,267
Tax-Exempt Financings	—	—	—	—	—	122	122
Other	—	—	—	230	—	1	231
Total	$33	$—	$—	$230	$—	$3,357	$3,620
Weighted-average coupon	3.25%			3.05%		5.30%

Substantially all of DESC’s electric utility plant is pledged as collateral in connection with long-term debt.

DESC is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be issued (Bond Ratio). For the year ended December 31, 2020, the Bond Ratio was 6.70.

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

DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, were as follows:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
At December 31, 2020
Joint revolving credit facility(1)(2)	$1,000	$—	$—
At December 31, 2019
Joint revolving credit facility(1)	$1,000	$—	$—
(1)

A maximum of $1.0 billion of the facility is available to DESC, less any amounts outstanding to co-borrowers. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At December 31, 2020, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term borrowings from DESC's parent or from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

(2)	In October 2020, the joint revolving credit facility was amended to remove Dominion Energy Gas as a co-borrower.

In January 2020, DESC and GENCO applied to FERC for a two-year short-term borrowing authorization. In March 2020, FERC granted DESC authority through March 2021 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. In addition, in March 2020, FERC granted GENCO authority through March 2021 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. In January 2021, DESC and GENCO applied to FERC for a two-year short-term borrowing authorization. The applications are pending.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2021.

DESC received FERC approval to enter into an inter-company credit agreement in April 2019 with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At December 31, 2020 and 2019, DESC had borrowings outstanding under this credit agreement totaling $149 million and $355 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the twelve months ended December 31, 2020 and 2019, DESC recorded interest charges of $7 million and $3 million, respectively.

DESC participated in a utility money pool with SCANA and another regulated subsidiary of SCANA through April 2019. Fuel Company and GENCO remained in the SCANA utility money pool until January 2021, when that utility money pool was closed, and Fuel Company and GENCO joined the Dominion Energy utility money pool with other regulated subsidiaries of Dominion Energy. Money pool borrowings and investments bear interest at short-term market rates. For the years ended December 31, 2020 and 2019, DESC recorded interest income from money pool transactions of $2 million and $8 million, respectively, and for the same periods DESC recorded interest expense from money pool transactions of $2 million and $8 million, respectively. DESC had outstanding money pool borrowings due to an affiliate of $206 million and investments due from an affiliate of $15 million at December 31, 2020. At December 31, 2019, DESC had outstanding money pool borrowings due to an affiliate of $219 million and investments due from an affiliate of $9 million. On its Consolidated Balance Sheets, DESC includes money pool borrowings within affiliated and related party payables and money pool investments within affiliated and related party receivables.

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

In March 2020, the CARES Act was enacted which includes several significant business tax provisions that modify or temporarily suspend certain provisions of the 2017 Tax Reform Act. The CARES Act provisions are intended to improve cash flow and liquidity by, among other things, providing a temporary five-year carryback for certain net operating losses, accelerating the refund of previously generated corporate alternative minimum tax credits and temporarily increasing the business interest limitation to 50% of adjusted taxable income for certain businesses.  DESC utilized the income tax provisions of the CARES Act to accelerate the recognition of certain tax attributes, but they did not provide a material benefit.

As indicated in Note 2, DESC’s operations, including accounting for income taxes, are subject to regulatory accounting treatment. For regulated operations, many of the changes in deferred taxes represent amounts probable of collection from or refund to customers, and were recorded as either an increase to a regulatory asset or liability. See Note 3 for more information and current year developments.

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

Year Ended December 31,	2020	2019	2018
(millions)
Current:
Federal	$(139)	$—	$(16)
State	3	34	0
Total current expense (benefit)	(136)	34	(16)
Deferred:
Federal
Taxes before operating loss carryforwards, investment tax credits and tax reform	158	(90)	(216)
2017 Tax Reform Act impact	—	—	(176)
Tax utilization expense of operating loss carryforwards	33	102	46
State	17	(57)	(52)
Total deferred expense (benefit)	208	(45)	(398)
Investment tax credit-amortization	(1)	(1)	(2)
Total income tax expense (benefit)	$71	$(12)	$(416)

Subsequent to the SCANA Combination, DESC’s annual utilization of its net operating losses are restricted by the tax law, however in certain circumstances the utilization may be increased if SCANA recognizes built-in gains on certain sales of assets. In December 2019, SCANA recognized a gain on the sale of SEMI’s assets to Dominion Energy, which increased the amount of DESC’s 2019 net operating loss utilization by approximately $79 million.

For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Year Ended December 31,	2020	2019	2018
U.S. statutory rate	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.2	3.9	3.8
State investment tax credits	—	—	0.3
AFUDC - equity	(0.1)	—	0.2
Amortization of federal investment tax credits	(0.4)	0.1	0.2
Production tax credits	—	0.4	0.9
Reversal of excess deferred income taxes	(6.0)	(1.4)	—
Federal legislative change	—	—	17.5
NND Project impairment	—	(2.4)	(2.3)
Write-off of regulatory asset	—	(15.8)	—
Changes in unrecognized tax benefits	—	(5.1)	—
Other	0.1	0.2	(0.2)
Effective tax rate	18.8%	0.9%	41.4%

At DESC, deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%. DESC has recorded an estimate of the portion of excess deferred income tax amortization in 2020, and changes in estimates of amounts probable of collection from or return to customers. The reversal of these excess deferred income taxes will impact the effective tax rate, and rates charged to customers. See Note 3 for current year developments.

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

DESC’s deferred income taxes consist of the following:

At December 31,	2020	2019
(millions)
Deferred income taxes:
Total deferred income tax assets	$1,101	$1,258
Total deferred income tax liabilities	1,941	1,868
Total net deferred income tax liabilities	$840	$610
Total deferred income taxes:
Depreciation method and plant basis differences	$1,098	$1,007
Excess deferred income taxes	(233)	(231)
Unrecovered nuclear plant cost	529	553
DESC rate refund	(140)	(169)
Toshiba settlement	(204)	(219)
Nuclear decommissioning	(51)	(43)
Deferred state income taxes	208	200
Federal benefit of deferred state income taxes	(44)	(42)
Deferred fuel, purchased energy and gas costs	(12)	7
Pension benefits	39	46
Other postretirement benefits	(37)	(35)
Loss and credit carryforwards	(382)	(391)
Other	69	(73)
Total net deferred income tax liabilities	$840	$610
Deferred Investment Tax Credits-Regulated Operations	18	19
Total Deferred Taxes and Deferred Investment Tax Credits	$858	$629

At December 31, 2020, DESC had the following deductible loss and credit carryforwards:

(millions)	Deductible Amount	Deferred Tax Asset	Expiration Period
Federal losses	$1,052	$221	2037
Federal production and other credits	—	31	2035-2038
State losses	2,418	121	2037
State investment and other credits	—	36	2026-2031
Total	$3,470	$409

A reconciliation of changes in DESC’s unrecognized tax benefits follows:

(millions)	2020	2019	2018
Balance at January 1	$132	$106	$98
Increases-prior period positions	5	76	8
Decreases-prior period positions	—	(53)	—
Increases-current period positions	1	3	0
Balance at December 31	$138	$132	$106

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

The statute is closed for IRS examination of years prior to 2013. The IRS is currently examining DESC’s federal returns from 2013 through 2017. DESC is no longer subject to state and local income tax examinations by tax authorities for years prior to 2013.

It is reasonably possible that these unrecognized tax benefits may decrease by $65 million within the next twelve months. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by $4 million. Otherwise, with regard to 2020 and prior years, DESC cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2021.

DESC is also obligated to report adjustments resulting from IRS settlements to state tax authorities. In addition, if DESC utilizes operating losses or tax credits generated in years for which the statute of limitations has expired, such amounts are generally subject to examination.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

See Note 2 for DESC’s accounting policies, objectives, and strategies for using derivative instruments. See Note 9 for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on DESC’s Consolidated Balance Sheets. DESC’s derivative contracts include over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of setoff through master netting arrangements and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

In general, most over-the-counter transactions are subject to collateral requirements. Types of collateral for over-the-counter contracts include cash, letters of credit, and, in some cases, other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities.

All of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of December 31, 2020, DESC would have been required to post $10 million of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any amounts already posted for derivatives per contractual terms. DESC had posted $1 million of collateral at December 31, 2020 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $11 million at December 31, 2020. DESC’s derivatives with credit related contingent provisions that were in a liability position were fully collateralized with cash at December 31, 2019.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	December 31, 2020				December 31, 2019
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$27	$—	$17	$10	$19	$—	$19	$—
Total derivatives	$27	$—	$17	$10	$19	$—	$19	$—

Volumes

The following table presents the volume of derivative activity at December 31, 2020. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Interest rate(1)	$—	$71,400,000

(1)   Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At December 31, 2020
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(1)	1	1	2
Noncurrent Liabilities
Interest rate	15	10	25
Total noncurrent derivative liabilities(2)	15	10	25
Total derivative liabilities	$16	$11	$27
At December 31, 2019
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(1)	1	1	2
Noncurrent Liabilities
Interest rate	11	6	17
Total noncurrent derivative liabilities(2)	11	6	17
Total derivative liabilities	$12	$7	$19

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
Year Ended December 31, 2020
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

(2)   Amounts recorded in DESC’s Consolidated Statements of Comprehensive Income (Loss) are classified in interest charges.

Derivatives Not designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2020	2019	2018
Derivative type and location of gains (losses):
Interest rate contracts:
Interest income	$(1)	$(1)	$(2)
Other income	—	—	115
Total	$(1)	$(1)	$113

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

Nonrecurring Fair Value Measurement

During the third quarter of 2020, DESC determined that certain of its nonutility property was impaired and recorded a $12 million charge ($9 million after-tax) within impairments and other charges in its Consolidated Statements of Comprehensive Income (Loss) to adjust the property down to its estimated fair value of $6 million. The fair value determinations are considered Level 2 fair value measurements due to the use of real estate appraised values.

Recurring Fair Value Measurements

Fair value disclosures for assets held in DESC’s pension and other postretirement benefit plans are presented in Note 11.

The following table presents DESC’s liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2020
Liabilities
Interest rate	$—	$27	$—	$27
Total liabilities	$—	$27	$—	$27
At December 31, 2019
Liabilities
Interest rate	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

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

At December 31,	2020		2019
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,360	$4,748	$3,358	$4,262
Affiliated long-term debt	230	230	230	230

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

The legal obligations associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation relate primarily to DESC’s regulated utility operations. As of December 31, 2020, DESC has recorded AROs of $275 million for nuclear plant decommissioning. At December 31, 2020, DESC had $238 million in a trust for its two-thirds share of decommissioning activities. In addition, DESC has recorded AROs of $322 million for other conditional obligations primarily related to other generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of precision, particularly since such payments will be made many years in the future.

A reconciliation of the beginning and ending aggregate carrying amount of AROs is as follows:

(millions)	2020	2019
Beginning balance	$489	$541
Liabilities settled	(4)	(29)
Accretion expense	23	23
Revisions in estimated cash flows(1)	89	(46)
Ending balance	$597	$489

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

	Pension Benefits		Other Postretirement Benefits
(millions)	2020	2019	2020	2019
Benefit obligation, January 1	$727	$732	$214	$187
Service cost	12	15	3	3
Interest cost	24	28	8	9
Plan participants’ contributions	—	—	2	1
Actuarial (gain) loss	41	47	(31)	22
Benefits paid	(22)	(21)	(13)	(13)
Settlements	(40)	(80)	—	—
Curtailment	—	6	—	3
Amounts funded to parent	—	—	1	2
Benefit obligation, December 31	$742	$727	$184	$214

The accumulated benefit obligation for pension benefits for DESC was $732 million at the end of 2020 and $711 million at the end of 2019. The accumulated pension benefit obligation differs from the projected pension benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Annual discount rate used to determine benefit obligation	2.73%	3.47%	2.80%	3.52%
Assumed annual rate of future salary increases for projected benefit obligation	4.52%	3.00%	N/A	N/A
Crediting interest rate for cash balance plans	1.93%	2.67%	N/A	N/A

Actuarial losses recognized during 2020 and 2019 in DESC’s pension benefit obligations include a $43 million and a $52 million loss, respectively, resulting from decreases in discount rates. Actuarial gains recognized during 2020 in DESC’s other postretirement benefit obligations include a $51 million gain as a result of a completed experience study and other healthcare-related assumption changes and were partially offset by a $19 million loss resulting from a decrease in the discount rate. Actuarial losses recognized during 2019 in Dominion Energy’s other postretirement benefit obligations include a $25 million loss resulting from a decrease in the discount rate.

A 6.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2020. The rate was assumed to decrease gradually to 5.0% in 2025-2026 and to remain at that level thereafter.

Funded Status

	Pension Benefits		Other Postretirement Benefits
At December 31,	2020	2019	2020	2019
(millions)
Fair value of plan assets	$747	$725	$—	$—
Benefit obligation	742	727	184	214
Funded status	$5	$(2)	$(184)	$(214)

Amounts recognized on the consolidated balance sheets were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2020	2019	2020	2019
(millions)
Noncurrent assets	$5	$—	$—	$—
Current liability	—	—	(11)	(13)
Noncurrent liability	—	(2)	(173)	(201)

Amounts recognized in accumulated other comprehensive loss were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2020	2019	2020	2019
(millions)
Net actuarial loss	$4	$2	$—	$2

Amounts recognized in regulatory assets were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2020	2019	2020	2019
(millions)
Net actuarial loss	$114	$125	$1	$29

In connection with the joint ownership of Summer, costs related to pensions attributable to Santee Cooper as of both December 31, 2020 and 2019 totaled $19 million and were recorded within deferred debits. Costs related to other postretirement benefits attributable to Santee Cooper as of December 31, 2020 and 2019 totaled $12 million and $15 million, respectively, and was recorded within deferred debits.

Changes in Fair Value of Plan Assets

Pension Benefits
(millions)	2020	2019
Fair value of plan assets, January 1	$725	$677
Actual return (loss) on plan assets	84	149
Benefits paid	(22)	(21)
Settlements	(40)	(80)
Fair value of plan assets, December 31	$747	$725

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

The pension plan asset allocation at December 31, 2020 and 2019 and the target allocation for 2021 are as follows:

	Percentage of Plan Assets
	Target Allocation	December 31,
Asset Category	2021	2020	2019
U.S. equities	25 - 40%	34%	40%
Non-U.S. equities	10 - 20%	18%	19%
Fixed income	45- 65%	47%	32%
Cash and cash equivalents	2-10%	1%	1%
Company stock	0%	0%	5%
Real estate	0%	0%	3%

For 2021, the expected long-term rate of return on assets will be 7%. In developing the expected long-term rate of return assumptions, management evaluates the pension plan’s historical cumulative actual returns over several periods, considers the expected active and passive returns across various asset classes and assumes the target allocation is achieved. Management regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate. Additional rebalancing may occur subject to funded status improvements as part of the dynamic investment strategy described previously.

Fair Value Measurements

Assets held by the pension plan are measured at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2020 and 2019, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

At December 31,	2020	2019
(millions)
Investments with fair value measure at Level 1:
Cash and cash equivalents	$10	$3
Investments with fair value measure at Level 2:
Mutual funds	—	152
Corporate debt instruments	315	233
Government and other debt instruments	35	26
Total assets in the fair value hierarchy	360	414
Investments at net asset value:
Common collective trust	387	311
Total investments	$747	$725

For all periods presented there were no assets with fair value measurements classified as Level 3. There were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during 2020 or 2019.

Mutual funds held by the plan were open-end mutual funds registered with the SEC. The price of the mutual funds' shares is based on its NAV, which is determined by dividing the total value of portfolio investments, less any liabilities, by the total number of shares outstanding. For purposes of calculating NAV, portfolio securities and other assets for which market quotes are readily available are valued at market value. Short-term investment vehicles are funds that invest in short-term fixed income instruments and are valued using observable prices of the underlying fund assets based on trade data for identical or similar securities. U.S. Treasury securities are valued using quoted market prices or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Corporate debt instruments and government and other debt instruments are valued based on recently executed transactions, using quoted market prices, or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. In addition, corporate debt instruments include investments in open-end mutual funds registered with the SEC that invest in corporate debt instruments. The price of the mutual funds' shares is based on its NAV, which is determined by dividing the total value of portfolio investments, less any liabilities, by the total number of shares outstanding. Common collective trust assets and limited partnerships are valued at NAV, which has been determined based on the unit values of the trust funds. Unit values are determined by the organization sponsoring such trust funds by dividing the trust funds’ net assets at fair value by the units outstanding at each valuation date. Joint venture interests are invested in a hedge fund of funds partnership that invests directly in multiple hedge fund strategies that are not traded on exchanges and not traded on a daily basis. The valuation of such multi-strategy hedge fund of funds is estimated based on the NAV of the underlying hedge fund strategies using consistent valuation guidelines that account for variations that may influence their fair value.

Expected Cash Flows

Total benefits expected to be paid from the pension plan or company assets for the other postretirement benefits plan (net of participant contributions), respectively, are as follows:

Expected Benefit Payments

(millions)	Pension Benefits	Other Postretirement Benefits
2021	$39	$11
2022	45	11
2023	43	11
2024	45	11
2025	44	11
2026 - 2030	201	55

Pension Plan Contributions

Under its funding policies, DESC evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, DESC determines the amount of contributions for the current year, if any, at that time. DESC made no contributions to the pension trust in 2020. DESC expects to make $15 million of the minimum required contributions for its qualified pension plan in 2021.

Net Periodic Benefit Cost

Net periodic benefit cost is recorded utilizing beginning of the year assumptions. Disclosures required for these plans are set forth in the following tables.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2020	2019	2018	2020	2019	2018
(millions)
Service cost	$12	$15	$17	$3	$3	$4
Interest cost	24	28	29	8	9	8
Expected return on assets	(45)	(40)	(48)	—	—	—
Prior service cost amortization	—	—	—	—	—	—
Amortization of actuarial losses	6	11	11	—	—	—
Settlement loss	7	16	—	—	—	—
Curtailment	—	6	—	—	3	—
Net periodic benefit cost	$4	$36	$9	$11	$15	$12

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

Other changes in plan assets and benefit obligations recognized in other comprehensive income (net of tax) were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2020	2019	2018	2020	2019	2018
(millions)
Current year actuarial (gain) loss	$2	$(1)	$1	$(2)	$1	$(1)

Other changes in plan assets and benefit obligations recognized in regulatory assets were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2020	2019	2018	2020	2019	2018
(millions)
Current year actuarial (gain) loss	$1	$(51)	$41	$(27)	$20	$(26)
Amortization of actuarial losses	(6)	(11)	(10)	(1)	—	(1)
Settlement loss	(6)	(16)	—	—	—	—
Total recognized in regulatory assets	$(11)	$(78)	$31	$(28)	$20	$(27)

Significant assumptions used in determining net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2020	2019	2018	2020	2019	2018
Discount rate	3.47%	3.57/4.38%	3.71%	2.80%	4.08/4.41%	3.74%
Expected return on plan assets	7.00%	7.00%	7.00%	n/a	n/a	n/a
Rate of compensation increase	3.00%	3.00%	3.00%	n/a	n/a	n/a
Crediting interest rate for cash balance plans	2.67%	2.77/3.58%	4.00%	n/a	n/a	n/a
Health care cost trend rate				6.25%	6.60%	7.00%
Ultimate health care cost trend rate				5.00%	5.00%	5.00%
Year achieved				2025-2026	2023	2023

401(k) Retirement Savings Plan

SCANA sponsors a defined contribution plan in which eligible employees may defer up to 75% of eligible earnings subject to certain limits and may diversify their investments. DESC participates in this plan. Contributions are matched 100% up to 6% of an employee’s eligible earnings. The matching contributions made by DESC totaled $14 million in both 2020 and 2019 and $20 million in 2018. Employee deferrals, matching contributions, and earnings on all contributions are fully vested and non-forfeitable at all times.

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

MATS

In February 2019, the EPA published a proposed rule to reverse its previous finding that it is appropriate and necessary to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units. In May 2020, the EPA’s final rule became effective. The final rule is consistent with the EPA’s February 2019 proposal, and determines that it is not appropriate and necessary to regulate mercury and hazardous air pollutant emissions from coal- and oil-fired electric generating units. The final rule also states that the MATS rule remains in place and the emissions standards for affected coal- and oil-fired electric generating units will not change. DESC is complying with the applicable requirements of the rule and does not expect any material impacts to its operations.

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

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. In January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE Rule and remanded it to EPA. This decision will take effect upon issuance of the court’s mandate. The ACE Rule applies to existing coal-fired power plants and would require states to develop plans by July 2022 establishing unit-specific performance standards for existing coal-fired power plants. It is unknown at this time if or how the EPA will replace the ACE Rule and how that replacement will affect DESC’s operations, financial condition and/or cash flows.

Carbon Regulations

In August 2016, the EPA issued a draft rule proposing to reaffirm that a source’s obligation to obtain a PSD or Title V permit for GHGs is triggered only if such permitting requirements are first triggered by non-GHG, or conventional, pollutants that are regulated by the New Source Review program, and exceed a significant emissions rate of 75,000 tons per year of CO2 equivalent emissions. Until the EPA ultimately takes final action on this rulemaking, DESC cannot predict the impact to its results of operations, financial condition and/or cash flows.

In December 2018, the EPA proposed revised Standards of Performance for Greenhouse Gas Emissions from New, Modified, and Reconstructed Stationary Sources. The proposed rule would amend the previous determination that the best system of emission reduction for newly constructed coal-fired steam generating units is no longer partial carbon capture and storage. Instead, the proposed revised best system of emission reduction for this source category is the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units) in combination with the best operating practices. In January 2021, the EPA published a final rule affirming that the electric generating units are included for the purposes of regulating GHG emissions from new, modified and reconstructed stationary sources. The proposed revision to the performance standards remains pending. Until the EPA ultimately takes final action on this rulemaking, DESC cannot predict the impact to its results of operations, financial condition and/or cash flows.

Oil and Gas NSPS

In August 2012, the EPA issued an NSPS impacting new and modified facilities in the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers and compressors in the upstream sector. In June 2016, the EPA issued another NSPS regulation, for the oil and natural gas sector, to regulate methane and VOC emissions from new and modified facilities in transmission and storage, gathering and boosting, production and processing facilities. All projects which commenced construction after September 2015 are required to comply with this regulation. In October 2018, the EPA published a proposed rule reconsidering and amending portions of the 2016 rule, including but not limited to, the fugitive emissions requirements at well sites and compressor stations. The amended portions of the 2016 rule were effective immediately upon publication. In August 2020, the EPA issued two final amendments related to the reconsideration of the NSPS for the oil and natural gas sector applicable to VOC and methane emissions. Together, the two amendments have the effect of rescinding the methane portion of the NSPS for all segments of the oil and natural gas sector, rescinding all methane and VOC NSPS for the transmission and storage segment, and modifying some of the NSPS VOC requirements for facilities in the production and processing segments. The two amendments have been challenged in the U.S. Court of Appeals for the D.C. Circuit but remain in effect pending the outcome of the litigation. DESC has completed an evaluation of the potential impacts and expects that any impact would be insignificant to its results of operations, financial condition and/or cash flows.

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

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the ELG Rule. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the final ELG Rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the final ELG Rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extends the latest dates for compliance.  Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. While the impacts of this rule could be material to DESC’s results of operations, financial condition and/or cash flows, as DESC expects that wastewater treatment technology retrofits and modifications to the bottom ash handling systems will be required at Williams and Wateree generating stations, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts for DESC.

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

DESC has four decommissioned MGP sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 at an estimated cost of $10 million. In addition, for one site, an updated work plan submitted to SCDHEC in September 2018, would increase costs by approximately $11 million if approved by federal and state agencies. In September 2020, this plan was submitted to the Army Corps of Engineers. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of December 31, 2020, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $22 million and are included in regulatory assets.

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

In December 2016, legislation was enacted that creates a framework for EPA- approved state CCR permit programs. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. In March 2018, the EPA proposed certain changes to the CCR rule related to issues remanded as part of the pending litigation and other issues the EPA is reconsidering. Several of the proposed changes would allow states with approved CCR permit programs additional flexibility in implementing their programs. In July 2018, the EPA promulgated the first phase of changes to the CCR rule. In August 2018, the U.S. Court of Appeals for the D.C. Circuit issued its decision in the pending challenges of the CCR rule, vacating and remanding to the EPA three provisions of the rule. Until this matter is resolved and all phases of the CCR rule are promulgated, DESC is unable to precisely estimate potential incremental impacts or costs related to existing coal ash sites in connection with future implementation of the final CCR rule. While such amounts may be material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts.

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

•

A regulatory liability for refunds and restitution of amounts previously collected from retail electric customers of $1.0 billion ($756 million after-tax), recorded as a reduction in operating revenue, which will be credited to customers over an estimated 11 years effective February 2019. In addition, a previously existing regulatory liability of $1.0 billion will be credited to customers over 20 years ending 2039, which reflects amounts to be refunded to customers related to the monetization of guaranty settlement described in Note 3.
•	A regulatory liability for refunds to natural gas customers totaling $2 million ($2 million after-tax).
•	A tax charge of $194 million related to $258 million of regulatory assets for which DESC committed to forgo recovery.

Further, except for rate adjustments for fuel and environmental costs, DSM costs, and other rates routinely adjusted on an annual or biannual basis, DESC will freeze retail electric base rates at current levels until January 1, 2021. As discussed in Note 3, in April 2020, the South Carolina Commission issued an order vacating the portion of the SCANA Merger Approval Order requiring that new retail electric rates be implemented by January 1, 2021.

The South Carolina Commission order also approved the removal of DESC's investment in certain transmission assets that have not been abandoned from BLRA capital costs. As of December 31, 2020, such investment in these assets included $309 million within utility plant, net and $63 million within regulatory assets, which amount represents certain deferred operating costs. The South Carolina Commission approved deferral of these operating costs related to the investment until recovery of the transmission capital costs and associated deferred operating costs is addressed in a future rate proceeding. DESC believes these transmission capital and deferred operating costs are probable of recovery; however, if the South Carolina Commission were to disallow recovery of or a reasonable return on all or a portion of them, an impairment charge equal to the disallowed costs may be required. These amounts are included as part of DESC’s electric base rate case filing discussed in Note 3.

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

Claims and Litigation

The following describes certain legal proceedings involving DESC relating to events occurring before closing of the SCANA Combination. Dominion Energy intends to vigorously contest the lawsuits, claims and assessments which have been filed or initiated against DESC. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets at December 31, 2020 and 2019 include reserves of $208 million and $492 million, respectively, and insurance receivables of $8 million and $6 million, respectively, included within other receivables. During the twelve months ended December 31, 2020, the Consolidated Statements of Comprehensive Income (Loss) includes charges of $97 million ($73 million after-tax), included within impairment of assets and other charges. During the twelve months ended December 31, 2019, the Consolidated Statements of Comprehensive Income (Loss) includes charges of $590 million ($444 million after-tax), included within impairment of assets and other charges.

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

Employment Class Actions and Indemnification

In August 2017, a case was filed in the U.S. District Court for the District of South Carolina on behalf of persons who were formerly employed at the NND Project. In July 2018, the court certified this case as a class action. In February 2019, certain of these plaintiffs filed an additional case, which case has been dismissed and the plaintiffs have joined the case filed in August 2017. The plaintiffs allege, among other things, that SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. violated the Worker Adjustment and Retraining Notification Act in connection with the decision to stop construction at the NND Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment and are seeking damages, which are estimated to be as much as $100 million for 100% of the NND Project. In January 2021, the U.S. District Court for the District of South Carolina granted summary judgment in favor of SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. In February 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. This case is pending.

In September 2018, a case was filed in the State Court of Common Pleas in Fairfield County, South Carolina by Fluor Enterprises, Inc. and Fluor Daniel Maintenance Services, Inc. against DESC and Santee Cooper. The plaintiffs make claims for indemnification, breach of contract and promissory estoppel arising from, among other things, the defendants' alleged failure and refusal to defend and indemnify the Fluor defendants in the aforementioned case. This case is pending.

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

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter.

In September and October 2017, SCANA was served with subpoenas issued by the U.S. Attorney’s Office for the District of South Carolina and the Staff of the SEC’s Division of Enforcement seeking documents related to the NND Project. In February 2020, the SEC filed a complaint against SCANA, two of its former executive officers and DESC in the U.S. District Court for the District of South Carolina alleging that the defendants violated federal securities laws by making false and misleading statements about the NND Project. In April 2020, SCANA and DESC reached an agreement in principle with the Staff of the SEC’s Division of Enforcement to settle, without admitting or denying the allegations in the complaint. In December 2020, the U.S. District Court for the District of South Carolina issued an order approving the settlement which required SCANA to pay a civil monetary penalty totaling $25 million, and SCANA and DESC to pay disgorgement and prejudgment interest totaling $112.5 million, which disgorgement and prejudgment interest amount were deemed satisfied by the settlements in the SCANA Securities Class Action and the DESC Ratepayer Case. SCANA paid the civil penalty in December 2020. The SEC civil action against two former executive officers of SCANA remains pending and is currently subject to a stay granted by the court in June 2020 at the request of the U.S. Attorney’s Office for the District of South Carolina.

In addition, the South Carolina Law Enforcement Division is conducting a criminal investigation into the handling of the NND Project by SCANA and DESC. Dominion Energy is cooperating fully with the investigations by the U.S. Attorney’s Office and the South Carolina Law Enforcement Division, including responding to additional subpoenas and document requests. Dominion Energy has also entered into a cooperation agreement with the U.S. Attorney’s Office and the South Carolina Attorney General’s Office. The cooperation agreement provides that in consideration of its full cooperation with these investigations to the satisfaction of both agencies, neither such agency will criminally prosecute or bring any civil action against Dominion Energy or any of its current, previous, or future direct or indirect subsidiaries, including DESC, related to the NND Project. A former executive officer of SCANA entered a plea agreement with the U.S. Attorney’s Office and the South Carolina Attorney General’s Office in June 2020 and entered a guilty plea with the U.S. District Court for the District of South Carolina in July 2020. Another former executive officer of SCANA entered a plea agreement with the U.S. Attorney's Office and the South Carolina Attorney General's Office in November 2020. These matters are pending.

Other Litigation

In December 2018, arbitration proceedings commenced between DESC and Cameco Corporation related to a supply agreement signed in May 2008. This agreement provides the terms and conditions under which DESC agreed to purchase uranium hexafluoride from Cameco Corporation over a period from 2010 to 2020. Cameco Corporation alleges that DESC violated this agreement by failing to purchase the stated quantities of uranium hexafluoride for the 2017 and 2018 delivery years. DESC denies that it is in breach of the agreement and believes that it has reduced its purchase quantity within the terms of the agreement. In January 2021, the parties entered into a mutual release of claims and dismissed the arbitration.

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

Spent Nuclear Fuel

The Nuclear Waste Policy Act of 1982 required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998, and it imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. DESC entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. By mutual agreement of the parties, damage award payments and settlement payments are made until the DOE has accepted the same amount of spent fuel from the facility as if it has fully performed its contractual obligations. In 2020, DESC received payment of $4 million for resolution of its share of claims incurred at Summer for the period of January 1, 2019 through December 31, 2019. In 2019, DESC received payment of $3 million for resolution of its share of claims incurred at Summer for the period of January 1, 2018 through December 31, 2018. As of December 31, 2020, the federal government has not accepted any spent fuel from Summer, and it remains unclear when the repository may become available. DESC has constructed an independent spent fuel storage installation to accommodate the spent nuclear fuel output for the life of Summer. DESC may evaluate other technology as it becomes available.

Long-Term Purchase Agreements

At December 31, 2020, DESC had the following long-term commitments that are noncancelable or cancelable only under certain conditions, and that a third party that will provide the contracted goods or services has used to secure financing.

(millions)	2021	2022	2023	2024	2025	Thereafter	Total
Purchased electric capacity(1)	$83	$82	$82	$81	$82	$915	$1,325

(1)   Includes affiliated amounts with certain solar facilities of $246 million.

Commitments represent estimated amounts payable for energy under power purchase contracts with qualifying facilities which expire at various dates through 2046. Energy payments are generally based on fixed dollar amounts per month and totaled $64 million in 2020, $37 million in 2019 and $24 million in 2018.

13. LEASES

At December 31, 2020 and 2019, DESC had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

At December 31,	2020	2019
(millions)
Lease assets:
Operating lease assets(1)	$21	$23
Finance lease assets(2)	20	26
Total lease assets	$41	$49
Lease liabilities:
Operating lease - current(3)	$3	$3
Operating lease - noncurrent(4)	18	20
Finance lease - current(5)	6	7
Finance lease - noncurrent	15	20
Total lease liabilities	$42	$50

(1)   Included in other deferred debits and other assets in the Consolidated Balance Sheets.

(2)   Included in utility plant, net, in the Consolidated Balance Sheets, net of $24 million of accumulated amortization at both December 31, 2020 and 2019.

(3)   Included in other current liabilities in the Consolidated Balance Sheets.

(4)   Included in other deferred credits and other liabilities in the Consolidated Balance Sheets.

(5)   Included in current portion of long-term debt in the Consolidated Balance Sheets.

For the years ended December 31, 2020 and 2019, total lease cost consisted of the following:

Year Ended December 31,	2020	2019
(millions)
Finance lease cost:
Amortization	$8	$7
Interest	1	1
Operating lease cost	4	4
Short-term lease cost	2	1
Total lease cost	$15	$13

For the years ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities consisted of the following amounts, included in the Consolidated Statements of Cash Flows:

Year Ended December 31,	2020	2019
(millions)
Operating cash flows from finance leases	$1	$1
Operating cash flows from operating leases	4	3
Financing cash flows from finance leases	8	7

At December 31, 2020 and 2019, the weighted average remaining lease term and weighted average discount rate for finance and operating leases were as follows:

At December 31,	2020	2019
Weighted average remaining lease term - finance leases	4 years	5 years
Weighted average remaining lease term - operating leases	19 years	18 years
Weighted average discount rate - finance leases	2.92%	2.94%
Weighted average discount rate - operating leases	3.95%	3.94%

Lease liabilities have the following scheduled maturities:

(millions)	Operating	Finance
2021	$4	$7
2022	3	6
2023	2	4
2024	2	3
2025	1	2
After 2025	21	2
Total undiscounted lease payments	33	24
Present value adjustment	(12)	(3)
Present value of lease liabilities	$21	$21

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

In 2020, DESC reported after-tax net expenses of $104 million for specific items in the Corporate and Other segment, all of which were attributable to its operating segment.

The net expense for specific items attributable to DESC’s operating segment in 2020 primarily related to $99 million ($74 million after-tax) of charges associated with litigation.

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

The following table presents segment information pertaining to DESC’s operations:

Year Ended December 31,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions)
2020
External revenue	$2,739	$—	$2,739
Depreciation and amortization	474	—	474
Interest and related charges	223	6	229
Income tax expense (benefit)	107	(36)	71
Comprehensive income (loss) available (attributable) to common shareholder	410	(113)	297
Capital expenditures	742	—	742
Total assets (billions)	14.5	—	14.5

2019
External revenue	$2,937	$(1,008)	$1,929
Depreciation and amortization	452	(2)	450
Interest and related charges	247	13	260
Income tax expense (benefit)	163	(175)	(12)
Comprehensive income (loss) available (attributable) to common shareholder	408	(1,647)	(1,239)
Capital expenditures	497	—	497
Total assets (billions)	14.3	—	14.3

2018
External revenue	$2,763	$(1)	$2,762
Depreciation and amortization	327	—	327
Interest and related charges	306	(3)	303
Income tax expense (benefit)	98	(514)	(416)
Comprehensive income (loss) available (attributable) to common shareholder	304	(917)	(613)
Capital expenditures	633	—	633

15.  UTILITY PLANT AND NONUTILITY PROPERTY

Major classes of utility plant and other property and their respective balances at December 31, 2020 and 2019 were as follows:

At December 31,	2020	2019
(millions)
Gross utility plant:
Generation	$5,921	$5,765
Transmission	1,963	1,905
Distribution	4,909	4,685
Storage	74	73
General and other	563	549
Intangible	250	231
Construction work in progress	460	339
Nuclear fuel	575	608
Total gross utility plant	$14,715	$14,155
Gross nonutility property	$45	$75

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

At December 31,	2020		2019
	Summer Unit 1		Summer Unit 1
Percent owned	66.7%		66.7%
Plant in service	$1.6	billion	$1.4	billion
Accumulated depreciation	$702	million	$684	million
Construction work in progress	$62	million	$79	million

Included within other receivables on the balance sheet were amounts due to DESC from Santee Cooper for its share of direct expenses. These amounts totaled $28 million at December 31, 2020 and $50 million at December 31, 2019.

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

DESC purchases natural gas and related pipeline capacity from SEMI to service its retail gas customers and to satisfy certain electric generation requirements. These purchases are included within gas purchased for resale or fuel used in electric generation, as applicable in the Consolidated Statements of Comprehensive Income (Loss).

DESS, on behalf of itself and its parent company, provided the following services to DESC through December 2020, which were rendered at direct or allocated cost: information systems, telecommunications, customer support, marketing and sales, human resources, corporate compliance, purchasing, financial, risk management, public affairs, legal, investor relations, gas supply and capacity management, strategic planning, general administrative, and retirement benefits. In addition, DESS processed and paid invoices for DESC and was reimbursed. Effective January 2021, DES provides to DESC the services previously provided by DESS. Costs for these services include amounts capitalized. Amounts expensed are primarily recorded in other operations and maintenance – affiliated suppliers and other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

Year Ended December 31,	2020	2019	2018
(millions)
Purchases of coal from affiliate	$—	$121	$150
Sales of coal to affiliate	—	120	149
Purchases of fuel used in electric generation from affiliate	—	43	139
Direct and allocated costs from DESS(1)	294	297	283
Operating Revenues – Electric from sales to affiliate	4	4	5
Operating Revenues – Gas from sales to affiliate	1	1	1
Operating Expenses – Other taxes from affiliate	9	6	6
Purchases of electricity from solar affiliates	12	8	N/A
Demand and transportation charges from DECG - Fuel used in electric generation	16	19	N/A
Demand and transportation charges from DECG - Gas purchased for resale	36	44	N/A

(1)   Includes capitalized expenditures of $81 million, $53 million and $41 million for the years ended December 31, 2020, 2019 and 2018, respectively.

At December 31,	2020	2019
(millions)
Receivable from Canadys Refined Coal, LLC	$—	$2
Payable to Canadys Refined Coal, LLC	—	2
Payable to DESS	59	76
Payable to Public Service Company of North Carolina, Incorporated	5	8
Payable to solar affiliates	1	—
Receivable from DECG	—	1
Payable to DECG	—	5

Borrowings from an affiliate are described in Note 6. Certain disclosures regarding DESC’s participation in SCANA's noncontributory defined benefit pension plan and unfunded postretirement health care and life insurance programs are included in Note 11.

17.  OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

Year Ended December 31,	2020	2019	2018
(millions)
Revenues from contracts with customers	$1	$4	$5
Other income	13	19	141
Other expense	(38)	(57)	(28)
Allowance for equity funds used during construction	1	1	11
Other income (expense), net	$(23)	$(33)	$129

Other income in 2018 includes gains from the settlement of interest rate derivatives of $115 million (see Note 8). Non-service cost components of pension and other postretirement benefits are included in other expense.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of DESC’s quarterly results of operations for the years ended December 31, 2020 and 2019 follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

(millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Operating revenue	$672	$624	$755	$688
Operating income	171	144	180	136
Total comprehensive income	93	67	106	43
Comprehensive income available to common shareholder	88	69	101	39

2019
Operating revenue	$(335)	$698	$795	$771
Operating income (loss)	(1,143)	17	261	(76)
Total comprehensive income (loss)	(1,103)	(70)	143	(191)
Comprehensive income (loss) available (attributable) to common shareholder	(1,109)	(78)	143	(195)

DESC’s 2020 results include the impact of the following significant item:

•	Fourth quarter results include a $35 million after-tax charge related to litigation.
•	Third quarter results include a $40 million after-tax charge related to litigation.

DESC’s 2019 results include the impact of the following significant items:

•	Fourth quarter results include a $240 million after-tax charge related to litigation.
•	Second quarter results include a $75 million after-tax charge related to litigation and a $47 million after-tax charge related to a voluntary retirement program.
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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require DESC’s 2020 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, DESC tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2020, DESC makes the following assertions:

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

Management evaluated DESC’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that DESC maintained effective internal control over financial reporting as of December 31, 2020.

This annual report does not include an attestation report of DESC’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by DESC’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 25, 2021

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

Omitted pursuant to General Instructions I.(2)(c).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instructions I.(2)(c).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instructions I.(2)(c).

Item 14. Principal Accountant Fees and Services

The following table presents fees paid to Deloitte & Touche LLP for services related to DESC for the fiscal years ended December 31, 2020 and 2019.

Type of Fees	2020	2019
(millions)
Audit fees	$1.54	$1.92
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$1.54	$1.92

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

DESC’s Board of Directors has adopted the Dominion Energy Audit Committee pre-approval policy for its independent auditor’s services and fees and has delegated the execution of this policy to the Dominion Energy Audit Committee. In accordance with this delegation, each year the Dominion Energy Audit Committee pre-approved a schedule that details the services to be provided for the following year and an estimated charge for such services. At its December 2020 meeting, the Dominion Energy Audit Committee approved schedules of services and fees for 2021 inclusive of DESC. In accordance with the pre-approval policy, any changes to the pre-approved schedule may be pre-approved by the Dominion Energy Audit Committee or a delegated member of the Dominion Energy Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.
1.	Financial Statements

See Index on page 19.

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

4.02

Indenture dated as of April 1, 1993 between Dominion Energy South Carolina, Inc. (formerly South Carolina Electric & Gas Company) and The Bank of New York Mellon Trust Company, N. A. (successor to NationsBank of Georgia, National Association), as trustee (Exhibit 4.1, Form S-3 Registration Statement filed January 12, 2021, File No. 333-252048).

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

4.05	Third Supplemental Indenture dated as of September 1, 2013 (Exhibit 4.12, Amendment No. 1 to Form S-3 Registration Statement filed October 3, 2013, File No. 333-184426).

4.06	Description of Series A Nonvoting Preferred Shares (Exhibit 4.06, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No. 1-03375).

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

10.02

$6,000,000,000 Fourth Amended and Restated Revolving Credit Agreement, dated March 22, 2019, among Dominion Energy, Inc., Virginia Electric and Power Company, Dominion Energy Gas Holdings, LLC, Questar Gas Company, South Carolina Electric & Gas Company, JP Morgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed March 26, 2019, File No. 1-3375); as amended by the First Amendment, dated October 30, 2020, to the Fourth Amended and Restated Revolving Credit Agreement (Exhibit 10.1, Form 10-Q for the quarter ended September 30, 2020 filed November 6, 2020, File No. 1-3375).

10.03

DES Services Agreement, dated February 20, 2019, by and between South Carolina Electric & Gas Company and Dominion Energy Services, Inc. (Exhibit 10.04, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No. 1-03375).

10.04	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, South Carolina Electric & Gas Company and Santee Cooper (Exhibit 99.2, Form 8-K filed July 28, 2017, File No. 1-3375).

10.05

Trade Confirmation dated September 25, 2017, between South Carolina Electric & Gas Company, Santee Cooper and Citibank, N.A., and associated Assignment and Purchase Agreement, dated September 27, 2017, by and among South Carolina Electric & Gas Company, Santee Cooper and Citibank, N. A. (Exhibit 10.03, Form 10-Q for the quarter ended September 30, 2017 filed November 3, 2017, File No. 1-3375).

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Dominion Energy South Carolina, Inc. (filed herewith).

31.a	Certification by Chief Executive Officer of Dominion Energy South Carolina, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Dominion Energy South Carolina, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.a

Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Energy South Carolina, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 25, 2021, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
	BY:	/s/ Diane Leopold
(Diane Leopold, Director and Chief Executive Officer)

DATE: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2021.

Signature	Title
/s/ Robert M. Blue	Director
Robert M. Blue

/s/ James R. Chapman	Director, Executive Vice President, Chief Financial Officer and Treasurer
James R. Chapman

/s/ Diane Leopold	Director and Chief Executive Officer
Diane Leopold

/s/ Michele L. Cardiff	Senior Vice President, Controller and Chief Accounting Officer
Michele L. Cardiff