Form 10-Q
period 2021-03-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2021-05-04
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 23, 2021, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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
DECG

Carolina Gas Transmission, LLC, (formerly known as Dominion Energy Carolina Gas Transmission, LLC), a subsidiary of Berkshire Hathaway Energy Company effective November 2020 (previously a subsidiary of Dominion Energy)

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

NOx	Nitrogen oxide

Abbreviation or Acronym	Definition
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
Price-Anderson	Price-Anderson Amendments Act of 1988
PSD	Prevention of significant deterioration
Questar Gas	Questar Gas Company, a wholly-owned subsidiary of Dominion Energy
Reorganization Plan	Modified Second Amended Joint Chapter 11 Plan of Reorganization, filed by Westinghouse
RICO	Racketeer Influenced and Corrupt Organizations Act
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy's acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Summer	V. C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	March 31, 2021	December 31, 2020
ASSETS
Utility plant in service	$13,865	$13,680
Accumulated depreciation and amortization	(5,077)	(5,027)
Construction work in progress	398	460
Nuclear fuel, net of accumulated amortization	216	221
Utility plant, net ($726 and $730 related to VIEs)	9,402	9,334
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	38	39
Assets held in trust, nuclear decommissioning	238	238
Nonutility property and investments, net	276	277
Current Assets:
Cash and cash equivalents	29	5
Receivables:
Customer, net of allowance for uncollectible accounts of $9 and $10	297	365
Affiliated and related party	3	16
Other	94	64
Inventories (at average cost):
Fuel	63	68
Gas stored	11	14
Materials and supplies	167	176
Prepayments	70	75
Regulatory assets	226	229
Other current assets	21	27
Total current assets ($96 and $103 related to VIEs)	981	1,039
Deferred Debits and Other Assets:
Regulatory assets	3,690	3,726
Other	110	103
Total deferred debits and other assets ($36 and $35 related to VIEs)	3,800	3,829
Total assets	$14,459	$14,479

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	March 31, 2021	December 31, 2020
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,017	$4,017
Retained earnings	253	277
Accumulated other comprehensive loss	(2)	(2)
Total common equity	4,268	4,292
Noncontrolling interest	196	192
Total equity	4,464	4,484
Long-term debt, net	3,327	3,327
Affiliated long-term debt	230	230
Finance leases	14	15
Total long-term debt	3,571	3,572
Total capitalization	8,035	8,056
Current Liabilities:
Short-term borrowings	30	—
Securities due within one year	39	39
Accounts payable	141	178
Affiliated and related party payables	566	457
Customer deposits and customer prepayments	66	70
Taxes accrued	62	215
Interest accrued	87	95
Regulatory liabilities	280	283
Reserves for litigation and regulatory proceedings	268	208
Other	82	40
Total current liabilities	1,621	1,585
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	871	858
Asset retirement obligations	603	597
Pension and other postretirement benefits	174	172
Regulatory liabilities	2,962	3,005
Affiliated liabilities	4	13
Other	189	193
Total deferred credits and other liabilities	4,803	4,838
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$14,459	$14,479

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(millions)	2021	2020
Operating Revenue(1)	$744	$672
Operating Expenses:
Fuel used in electric generation(1)	132	104
Purchased power(1)	16	13
Gas purchased for resale(1)	81	57
Other operations and maintenance	99	90
Other operations and maintenance - affiliated suppliers	53	55
Impairment of assets and other charges	60	2
Depreciation and amortization	121	118
Other taxes(1)	65	62
Total operating expenses	627	501
Operating income	117	171
Other income, net	6	3
Interest charges, net of allowance for borrowed funds used during construction of $1 and $2(1)	55	58
Income before income tax expense	68	116
Income tax expense	13	23
Net Income and Other Comprehensive Income	55	93
Comprehensive Income Attributable to Noncontrolling Interest	4	5
Comprehensive Income Available to Common Shareholder	$51	$88

(1)	See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(millions)	2021	2020
Operating Activities
Net income	$55	$93
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets and other charges	60	2
Deferred income taxes, net	13	25
Depreciation and amortization	121	118
Amortization of nuclear fuel	10	14
Other adjustments	4	2
Changes in certain assets and liabilities:
Receivables	30	17
Receivables - affiliated and related party	(2)	4
Inventories	17	(13)
Prepayments	1	4
Pension and other postretirement benefits	2	(1)
Regulatory assets	(6)	(9)
Regulatory liabilities	(49)	(48)
Accounts payable	39	(20)
Accounts payable - affiliated and related party	21	(8)
Taxes accrued	(153)	(157)
Interest accrued	(8)	(6)
Other assets and liabilities	28	3
Net cash provided by operating activities	183	20
Investing Activities
Property additions and construction expenditures	(215)	(166)
Proceeds from investments and sales of assets	3	26
Purchase of investments	(3)	(29)
Proceeds from investments - affiliated	15	6
Investment in affiliate, net	(1)	(1)
Net cash used in investing activities	(201)	(164)
Financing Activities
Dividend to parent	(75)	—
Short-term borrowings, net	30	—
Short-term borrowings - affiliated, net	88	151
Other	(1)	(1)
Net cash provided by financing activities	42	150
Net increase in cash, restricted cash and equivalents	24	6
Cash, restricted cash and equivalents at beginning of period(1)	5	4
Cash, restricted cash and equivalents at end of period(1)	$29	$10
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued construction expenditures	$76	$53
Leases(2)	—	3
(1)	At March 31, 2021, March 31, 2020, December 31, 2020 and December 31, 2019 there were no restricted cash and equivalent balances.
(2)	Includes $2 million of financing leases and $1 million of operating leases for the three months ended March 31, 2020.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2019	40	$3,695	$20	$(3)	$180	$3,892
Total comprehensive income available to common shareholder			88		5	93
March 31, 2020	40	$3,695	$108	$(3)	$185	$3,985

December 31, 2020	40	$4,017	$277	$(2)	$192	$4,484
Total comprehensive income available to common shareholder			51		4	55
Dividend to parent			(75)			(75)
March 31, 2021	40	$4,017	$253	$(2)	$196	$4,464

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in DESC's Annual Report on Form 10-K for the year ended December 31, 2020.

These are interim financial statements and, due to the seasonality of DESC's business and matters that may occur during the rest of the year, the amounts reported in the Consolidated Statements of Comprehensive Income are not necessarily indicative of amounts expected for the full year. In the opinion of management, the information furnished herein reflects all adjustments which are necessary for a fair statement of the results for the interim periods reported, and such adjustments are of a normal recurring nature. In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts in DESC's 2020 Consolidated Financial Statements and Notes have been reclassified to conform to the 2021 presentation for comparative purposes; however, such reclassifications did not affect DESC's net income (loss) and other comprehensive income (loss), total assets, liabilities, equity or cash flows.

DESC is a wholly-owned subsidiary of SCANA, which is a wholly-owned subsidiary of Dominion Energy.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Variable Interest Entities

DESC has determined that it has a controlling financial interest in each of GENCO and Fuel Company (which are considered to be VIEs) and, accordingly, DESC's Consolidated Financial Statements include, after eliminating intercompany balances and transactions, the accounts of DESC, GENCO and Fuel Company. See Note 2 to the Consolidated Financial Statements included in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020 for a description of GENCO and Fuel Company.

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

Significant Accounting Policies

There have been no significant changes from Note 2 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 3 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2020.

Electric – Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In February 2021, DESC filed a proposal with the South Carolina Commission to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment would increase annual base fuel component recoveries by $36 million and is designed to recover DESC’s current base fuel costs, net of the existing over-collected balance, over the 12-month period beginning with the first billing cycle of May 2021. In addition, DESC proposed a decrease to its variable environmental component and an increase to its distributed energy resource components. In April 2021, the South Carolina Commission approved the filing.

Electric – Other

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2021, DESC filed an application with the South Carolina Commission seeking approval to recover $48 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. In April 2021, the South Carolina Commission approved the filing.

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In February 2021, DESC requested that the South Carolina Commission approve an adjustment to this rider to decrease annual revenue by less than $1 million. In April 2021, the South Carolina Commission approved the filing.

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

	March 31,	December 31,
(millions)	2021	2020
Regulatory assets:
NND Project costs(1)	$138	$138
Deferred employee benefit plan costs(2)	9	9
Other unrecovered plant(3)	14	14
DSM programs(4)	26	29
AROs(5)	2	2
Cost of fuel and purchased gas under-collections(6)	—	1
Other	37	36
Regulatory assets - current	226	229
NND Project costs(1)	2,330	2,364
AROs(5)	317	309
Cost of reacquired debt(7)	241	243
Deferred employee benefit plan costs(2)	156	159
Deferred losses on interest rate derivatives(8)	297	308
Other unrecovered plant(3)	60	61
DSM programs(4)	46	46
Environmental remediation costs(9)	20	20
Deferred storm damage costs(10)	45	45
Deferred transmission operating costs(11)	69	63
Other(12)	109	108
Regulatory assets - noncurrent	3,690	3,726
Total regulatory assets	$3,916	$3,955
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	22	21
Reserve for refunds to electric utility customers(15)	127	128
Cost of fuel and purchased gas over-collections(6)	53	58
Other	11	9
Regulatory liabilities - current	280	283
Monetization of guaranty settlement(13)	886	903
Income taxes refundable through future rates(14)	916	919
Asset removal costs(16)	571	564
Deferred gains on interest rate derivatives(8)	69	69
Reserve for refunds to electric utility customers(15)	505	540
Other	15	10
Regulatory liabilities - noncurrent	2,962	3,005
Total regulatory liabilities	$3,242	$3,288

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

(3)

Represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. DESC is amortizing these amounts through cost of service rates following deprecation amounts that were designed to recover the retired units’ cost over their previous estimated remaining useful lives, which has been estimated to be through 2025. Based on current projections of remaining decommissioning costs, projected recovery is expected to extend to 2028. Unamortized amounts are included in rate base and are earning a current return.

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
(7)

Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt or over the life of the replacement debt if refinanced. The reacquired debt had a weighted-average life of approximately 26 years as of March 31, 2021.

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

(9)

Reflects amounts associated with the assessment and clean-up of sites currently or formerly owned by DESC. Such remediation costs are expected to be recovered over periods of up to 15 years. See Note 10 for more information.

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
(13)

Represents proceeds related to the monetization of the Toshiba Settlement. In accordance with the SCANA Merger Approval Order, this balance, net of amounts that may be required to satisfy liens, will be refunded to electric customers over a 20-year period ending in 2039. See Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

(15)

Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited to customers over an estimated 11-year period effective February 2019 in connection with the SCANA Merger Approval Order. See Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020.

(16)	Represents estimated net collections through depreciation rates of amounts to be expended for the removal of assets in the future.

Regulatory assets have been recorded based on the probability of their recovery. All regulatory assets represent incurred costs that may be deferred under GAAP for regulated operations. The South Carolina Commission or FERC has reviewed and approved through specific orders certain of the items shown as regulatory assets. In addition, regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by one of these regulatory agencies, including deferred transmission operating costs that are the subject of regulatory proceedings discussed in Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020. While such costs are not currently being recovered, management believes they would be allowable under existing rate-making concepts embodied in rate orders or applicable state law and expects to recover these costs through rates in future periods.

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
(millions)	Electric	Gas	Electric	Gas
Customer class:
Residential	$275	$98	$252	$79
Commercial	175	39	175	33
Industrial	88	22	80	17
Other	33	5	30	4
Revenues from contracts with customers	571	164	537	133
Other revenues	8	1	2	—
Total Operating Revenues	$579	$165	$539	$133

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $5 million at both March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021 and 2020, DESC recognized revenue of $3 million and $5 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

4. EQUITY

For all periods presented, DESC's authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC's authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

There have been no material changes to the dividend restrictions affecting DESC described in Note 5 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020.

5. LONG-TERM AND SHORT-TERM DEBT

DESC's short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility, which can be used for working capital, as support for the combined commercial paper programs of DESC, Dominion Energy, Virginia Power and Questar Gas, and for other general corporate purposes.

At March 31, 2021, DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, was as follows:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$30	$—

(1)

A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. The sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At March 31, 2021, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from DESC's parent or from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

In January 2021, DESC and GENCO each applied to FERC for a two-year short-term borrowing authorization. In March 2021, FERC granted DESC authority through March 2023 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. In addition, in March 2021, FERC granted GENCO authority through March 2023 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2021.

DESC has FERC approval to enter into an inter-company credit agreement with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At March 31, 2021 and December 31, 2020, DESC had borrowings outstanding under this credit agreement totaling $443 million and $149 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For both the three months ended March 31, 2021 and 2020, DESC recorded interest charges of $2 million.

Fuel Company and GENCO participated in a SCANA utility money pool until January 2021, when that utility money pool was closed. Money pool borrowings and investments bore interest at short-term market rates. For the three months ended March 31, 2021 and 2020 DESC recorded interest income from money pool transactions of less than $1 million and $1 million, respectively, and for the same period DESC recorded interest expense from money pool transactions of less than $1 million and $1 million, respectively. At December 31, 2020, DESC had outstanding money pool borrowings due to an affiliate of $206 million and investments due from an affiliate of $15 million. On its Consolidated Balance Sheet, DESC includes money pool borrowings within affiliated and related party payables and money pool investments within affiliated and related party receivables.

6. INCOME TAXES

DESC’s effective tax rate for the three months ended March 31, 2021 is 19.5% compared to 19.9% for the three months ended March 31, 2020.

DESC has recorded an estimate of excess deferred income tax amortization in 2021. The reversal of these excess deferred income taxes will impact the effective tax rate and rates charged to customers. See Note 3 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

As of March 31, 2021, there have been no material changes in DESC’s unrecognized tax benefits. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of these unrecognized tax benefits.

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives, and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

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

In general, most over-the-counter transactions are subject to collateral requirements. Types of collateral for over-the-counter contracts include cash, letters of credit, and, in some cases, other forms of security, none of which are subject to restrictions. Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities.

All of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2021 and December 31, 2020, DESC would have been required to post $7 million and $10 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any amounts already posted for derivatives per contractual terms. DESC had posted $1 million of collateral at December 31, 2020 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. No such collateral was posted at DESC at March 31, 2021. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $7 million and $11 million at March 31, 2021 and December 31, 2020, respectively.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	March 31, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$18	$—	$11	$7	$27	$—	$17	$10
Total derivatives	$18	$—	$11	$7	$27	$—	$17	$10

Volumes

The following table presents the volume of derivative activity at March 31, 2021. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Interest rate(1) (millions)	$—	$71

(1)	Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At March 31, 2021
LIABILITIES
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(1)	1	1	2
Noncurrent Liabilities
Interest rate	10	6	16
Total noncurrent derivative liabilities(2)	10	6	16
Total derivative liabilities	$11	$7	$18
At December 31, 2020
LIABILITIES
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(1)	1	1	2
Noncurrent Liabilities
Interest rate	15	10	25
Total noncurrent derivative liabilities(2)	15	10	25
Total derivative liabilities	$16	$11	$27

(1)	Current derivative liabilities are presented in other current liabilities in the Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in the Consolidated Balance Sheets.

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income (Loss):

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended March 31, 2021
Derivative type and location of gains (losses):
Interest rate(2)	$7
Total	$7
Three Months Ended March 31, 2020
Derivative type and location of gains (losses):
Interest rate(2)	$(6)
Total	$(6)

(1)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income (Loss).

(2)	Amounts recorded in DESC’s Consolidated Statements of Comprehensive Income (Loss) are classified in interest charges.

Derivatives Not Designated as Hedging Instrument

(millions)		Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended March 31,	Location	2021	2020
Derivative type and location of gains (losses):
Interest rate contracts:	Interest charges	$(1)	$—
Total interest rate contracts		$(1)	$—
(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Consolidated Statements of Comprehensive Income (Loss).

8. FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

DESC’s fair value measurements are made in accordance with the policies discussed in Note 9 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020. See Note 7 in this report for further information about DESC’s derivatives and hedge accounting activities.

Recurring Fair Value Measurements

The following table presents DESC’s liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At March 31, 2021
Liabilities
Interest rate	$—	$18	$—	$18
Total liabilities	$—	$18	$—	$18
At December 31, 2020
Liabilities
Interest rate	$—	$27	$—	$27
Total liabilities	$—	$27	$—	$27

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

	March 31, 2021		December 31, 2020
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,360	$4,299	$3,360	$4,748
Affiliated long-term debt	230	230	230	230

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

9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2021	2020	2021	2020
Service cost	$3	$3	$1	$1
Interest cost	5	6	1	2
Expected return on assets	(12)	(11)	—	—
Amortization of actuarial losses	2	2	—	—
Net periodic benefit cost (credit)	$(2)	$—	$2	$3

During the three months ended March 31, 2021, DESC made no contributions to its pension trust and does not expect to make any such contributions in 2021. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

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

Air

The CAA, as amended, is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation's air quality. At a minimum, states are required to establish regulatory programs to meet applicable requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Many of DESC’s facilities are subject to the CAA’s permitting and other requirements.

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

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. The ACE Rule regulated GHG emissions from existing coal-fired power plants pursuant to Section 111(d) of the CAA and required states to develop plans by July 2022 establishing unit-specific performance standards for existing coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE Rule and remanded it to the EPA. This decision would take effect upon issuance of the court’s mandate. In March 2021, the court issued a partial mandate vacating and remanding all parts of the ACE Rule except for the portion of the ACE Rule that repealed the Clean Power Plan. While the EPA has stated its intention to replace the ACE Rule, it is unknown at this time if or how the EPA will issue a replacement for the ACE Rule and how that replacement will affect DESC’s operations, financial condition and/or cash flows.

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

In December 2018, the EPA proposed revised Standards of Performance for Greenhouse Gas Emissions from New, Modified, and Reconstructed Stationary Sources. The proposed rule would amend the previous determination that the best system of emission reduction for newly constructed coal-fired steam generating units is no longer partial carbon capture and storage. Instead, the proposed revised best system of emission reduction for this source category is the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units) in combination with best operating practices. In January 2021, the EPA published a final rule affirming that fossil fuel-fired electric generating units meet the requirement that a source category “significantly contribute” to endangering air pollution for the purposes of regulating GHG emissions from new, modified and reconstructed stationary sources. The January 2021 rule also established a threshold for the “significant contribution” threshold that would have meant that no other source category, such as oil and gas facilities, petroleum refineries, and boilers, would meet that requirement at this time. In April 2021, the U.S. Court of Appeals for the D.C. Circuit granted an unopposed motion by the EPA to vacate and remand the January 2021 rule. The proposed revision to the performance standards for coal-fired steam generating units remains pending. Until the EPA ultimately takes final action on this rulemaking, DESC cannot predict the impact to its results of operations, financial condition and/or cash flows.

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

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the ELG Rule. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the final ELG Rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the final ELG Rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extends the latest dates for compliance. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. While the impacts of this rule could be material to DESC’s results of operations, financial condition and/or cash flows, as DESC expects that wastewater treatment technology retrofits and modifications to the bottom ash handling systems at the Williams and Wateree generating stations will be required, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts for DESC.

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

DESC has four decommissioned MGP sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 at an estimated cost of $9 million. In addition, for one site, an updated work plan submitted to SCDHEC in September 2018, would increase costs by approximately $11 million if approved by federal and state agencies. In September 2020, this plan was submitted to the Army Corps of Engineers. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of March 31, 2021, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $22 million and are included in regulatory assets.

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

Abandoned NND Project

A description of events and circumstances leading up to DESC's abandonment of the NND Project and subsequent regulatory, legislative, legal and investigative proceedings, as well as related impairments of NND Project and other costs are described in Note 12 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2020.

Claims and Litigation

The following describes certain legal proceedings involving DESC relating to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate, the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 include reserves of $268 million and $208 million, respectively, and insurance receivables at both dates of $8 million, included within other receivables. During the three months ended March 31, 2021, DESC’s Consolidated Statements of Income include charges of $60 million ($45 million after-tax) included within impairment of assets and other charges.

Ratepayer Class Actions

In May 2018, a consolidated complaint against DESC, SCANA and the State of South Carolina was filed in the State Court of Common Pleas in Hampton County, South Carolina (the DESC Ratepayer Case). The plaintiffs alleged, among other things, that DESC was negligent and unjustly enriched, breached alleged fiduciary and contractual duties and committed fraud and misrepresentation in failing to properly manage the NND Project, and that DESC committed unfair trade practices and violated state anti-trust laws. In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement. The court entered an order granting final approval of the settlement in June 2019, which became effective in July 2019. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC establish an escrow account and proceeds from the escrow account would be distributed to the plaintiffs, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the plaintiffs estimated to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. Through August 2020, property, plant and equipment with a net recorded value of $22 million had been transferred to the plaintiffs in coordination with the court-appointed real estate trustee to satisfy the settlement agreement. In September 2020, the court entered an order approving a final resolution of the transfer of real estate or sales proceeds with a cash contribution of $38.5 million by DESC and the conveyance of property, plant and equipment with a net recorded value of $3 million, which was completed by DESC in October 2020.

In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations were substantially similar to those in the DESC Ratepayer Case. In March 2020, the parties executed a settlement agreement relating to this matter as well as the Luquire Case and the Glibowski Case described below. The settlement agreement provided that Dominion Energy and Santee Cooper establish a fund for the benefit of class members in the amount of $520 million, of which Dominion Energy’s portion was $320 million of shares of Dominion Energy common stock. In July 2020, the court issued a final approval of the settlement agreement. In September 2020, Dominion Energy issued $322 million of shares of Dominion Energy common stock to satisfy its obligation under the settlement agreement, including interest charges.

In July 2019, a similar purported class action was filed by certain Santee Cooper ratepayers against DESC, SCANA, Dominion Energy and former directors and officers of SCANA in the State Court of Common Pleas in Orangeburg, South Carolina (the Luquire Case). In August 2019, DESC, SCANA and Dominion Energy were voluntarily dismissed from the case. The claims were similar to the Santee Cooper Ratepayer Case. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Glibowski Case. This case was dismissed as part of the Santee Cooper Ratepayer Case settlement described above.

RICO Class Action

In January 2018, a purported class action was filed, and subsequently amended, against SCANA, DESC and certain former executive officers in the U.S. District Court for the District of South Carolina (the Glibowski Case). The plaintiff alleged, among other things, that SCANA, DESC and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO and conspired to violate RICO by fraudulently inflating utility bills to generate unlawful proceeds. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Luquire Case. This case was dismissed as part of the Santee Cooper Ratepayer Case settlement described above.

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

Employment Class Actions and Indemnification

In August 2017, a case was filed in the U.S. District Court for the District of South Carolina on behalf of persons who were formerly employed at the NND Project. In July 2018, the court certified this case as a class action. In February 2019, certain of these plaintiffs filed an additional case, which case has been dismissed and the plaintiffs have joined the case filed August 2017. The plaintiffs allege, among other things, that SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. violated the Worker Adjustment and Retraining Notification Act in connection with the decision to stop construction at the NND Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment and are seeking damages, which could be as much as $100 million for 100% of the NND Project. In January 2021, the U.S. District Court for the District of South Carolina granted summary judgment in favor of SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. In February 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. This case is pending.

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

In addition, the South Carolina Law Enforcement Division is conducting a criminal investigation into the handling of the NND Project by SCANA and DESC. Dominion Energy is cooperating fully with the investigations by the U.S. Attorney’s Office and the South Carolina Law Enforcement Division, including responding to additional subpoenas and document requests. Dominion Energy has also entered into a cooperation agreement with the U.S. Attorney’s Office and the South Carolina Attorney General’s Office. The cooperation agreement provides that in consideration of its full cooperation with these investigations to the satisfaction of both agencies, neither such agency will criminally prosecute or bring any civil action against Dominion Energy or any of its current, previous, or future direct or indirect subsidiaries related to the NND Project. A former executive officer of SCANA entered a plea agreement with the U.S. Attorney’s Office and the South Carolina Attorney General’s Office in June 2020 and entered a guilty plea with the U.S. District Court for the District of South Carolina in July 2020. Another former executive officer of SCANA entered a plea agreement with the U.S. Attorney's Office and the South Carolina Attorney General's Office in November 2020 and entered guilty pleas in the U.S. District Court for the District of South Carolina and in South Carolina state court in February 2021. As a result of the pleas, Dominion Energy has terminated indemnity for these former executive officers related to these two cases.

Other Litigation

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

Nuclear Insurance

Under Price-Anderson, DESC (for itself and on behalf of Santee-Cooper) maintains agreements of indemnity with the U.S. Nuclear Regulatory Commission that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Summer. Price-Anderson provides funds up to $13.7 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $450 million by American Nuclear Insurers with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is liable for up to $138 million per reactor owned for each nuclear incident occurring at any reactor in the U.S., provided that not more than $21 million of the liability per reactor would be assessed per year. DESC’s maximum assessment, based on its two-thirds ownership of Summer, would be $92 million per incident, but not more than $14 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

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

In the three months ended March 31, 2021 and 2020, DESC reported an immaterial amount of specific items in the Corporate and Other segment.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended March 31, 2021
Dominion Energy South Carolina	$744	$97
Corporate and Other	—	(46)
Consolidated Total	$744	$51

Three Months Ended March 31, 2020
Dominion Energy South Carolina	$672	$89
Corporate and Other	—	(1)
Consolidated Total	$672	$88

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

	Three Months Ended March 31,
(millions)	2021	2020
Direct and allocated costs from DES and DESS(1)	$55	$67
Operating Revenues - Electric from sales to affiliate	1	—
Operating Revenues - Gas from sales of affiliate	—	—
Operating Expenses - Other taxes from affiliate	3	3
Purchases of electricity from solar affiliates	2	2
Demand and transportation charges from DECG - Fuel used in electric generation	—	4
Demand and transportation charges from DECG - Gas purchased for resale	—	11

(1)	Includes capitalized expenditures of $2 million and $12 million for the three months ended March 31, 2021 and 2020, respectively.

(millions)	March 31, 2021	December 31, 2020
Payable to DES and DESS	$63	$59
Payable to Public Service Company of North Carolina, Incorporated	6	5
Payable to solar affiliates	1	1

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended March 31,
(millions)	2021	2020
Revenues from contracts with customers	$—	$1
Other income	3	3
Other expense	2	(2)
Allowance for equity funds used during construction	1	1
Other income, net	$6	$3

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Results of Operations

Presented below is a summary of DESC’s consolidated results:

	First Quarter
(millions)	2021	2020	$ Change
Net income	$55	$93	$(38)

Overview

First Quarter 2021 vs. 2020

Net income decreased 41%, primarily due to charges associated with litigation.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Year-To-Date
(millions)	2021	2020	$ Change
Operating revenues	$744	$672	$72
Fuel used in electric generation	132	104	28
Purchased power	16	13	3
Gas purchased for resale	81	57	24
Other operations and maintenance	152	145	7
Impairment of assets and other charges	60	2	58
Depreciation and amortization	121	118	3
Other taxes	65	62	3
Other income, net	6	3	3
Interest charges	55	58	(3)
Income tax expense	13	23	(10)

An analysis of DESC’s results of operations follows:

First Quarter 2021 vs. 2020

Operating revenue increased 11%, primarily due to:

•

A $52 million increase in the fuel cost component included in utility rates as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($28 million) and gas utility customers ($24 million); and

•	A $17 million increase in sales to electric utility retail customers from an increase in heating degree days; partially offset by
•	A $6 million decrease in sales to electric utility retail customers associated with economic and other usage factors.

Fuel used in electric generation increased 27%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 42%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 5%, primarily due to an increase in salaries, wages and benefits and administrative expenses.

Impairment of assets and other charges increased $58 million, primarily due to charges associated with litigation.

Income tax expense decreased 43%, primarily due to lower pre-tax income.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of DESC, including DESC’s CEO and CFO, evaluated the effectiveness of DESC’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, DESC’s CEO and CFO have concluded that DESC’s disclosure controls and procedures are effective.

In the first quarter of 2021, DESC completed the integration of its systems and processes into Dominion Energy’s framework of internal control over financial reporting. As part of this process, DESC transitioned its financial activity into Dominion Energy’s accounting system. Throughout this integration and system implementation, DESC appropriately considered internal controls over financial reporting.

Other than with respect to this item, there were no changes that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, DESC’s internal control over financial reporting.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which DESC is a party, which information is incorporated herein by reference:

•	Notes 3 and 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020.
•	Notes 2 and 10 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

DESC’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these risk factors have been identified in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in DESC's Annual Report on Form 10-K for the year ended December 31, 2020. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 4, 2021, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: May 4, 2021		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer