Form 10-Q
period 2021-06-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2021-08-06
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 30, 2021, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

Dominion Energy South Carolina, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form 10-Q under the reduced disclosure format.

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

NOx	Nitrogen oxide
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PGA	Purchased gas adjustment
PSD	Prevention of significant deterioration

Abbreviation or Acronym	Definition
Questar Gas	Questar Gas Company, a wholly-owned subsidiary of Dominion Energy
Reorganization Plan	Modified Second Amended Joint Chapter 11 Plan of Reorganization, filed by Westinghouse
RICO	Racketeer Influenced and Corrupt Organizations Act
ROE	Return on equity
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy's acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Summer	V. C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	June 30, 2021	December 31, 2020
ASSETS
Utility plant in service	$13,939	$13,680
Accumulated depreciation and amortization	(5,124)	(5,027)
Construction work in progress	479	460
Nuclear fuel, net of accumulated amortization	217	221
Utility plant, net ($727 and $730 related to VIEs)	9,511	9,334
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	37	39
Assets held in trust, nuclear decommissioning	247	238
Nonutility property and investments, net	284	277
Current Assets:
Cash and cash equivalents	22	5
Receivables:
Customer, net of allowance for uncollectible accounts of $4 and $10	324	365
Affiliated and related party	3	16
Other	76	64
Inventories (at average cost):
Fuel	73	68
Gas stored	14	14
Materials and supplies	175	176
Prepayments	107	75
Regulatory assets	212	229
Other current assets	26	27
Total current assets ($95 and $103 related to VIEs)	1,032	1,039
Deferred Debits and Other Assets:
Regulatory assets	3,460	3,726
Other	123	103
Total deferred debits and other assets ($36 and $35 related to VIEs)	3,583	3,829
Total assets	$14,410	$14,479

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	June 30, 2021	December 31, 2020
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,017	$4,017
Retained earnings	122	277
Accumulated other comprehensive loss	(2)	(2)
Total common equity	4,137	4,292
Noncontrolling interest	171	192
Total equity	4,308	4,484
Long-term debt, net	3,327	3,327
Affiliated long-term debt	230	230
Finance leases	13	15
Total long-term debt	3,570	3,572
Total capitalization	7,878	8,056
Current Liabilities:
Short-term borrowings	60	—
Securities due within one year	39	39
Accounts payable	183	178
Affiliated and related party payables	578	457
Customer deposits and customer prepayments	70	70
Taxes accrued	116	215
Interest accrued	97	95
Regulatory liabilities	285	283
Reserves for litigation and regulatory proceedings	278	208
Other	111	40
Total current liabilities	1,817	1,585
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	806	858
Asset retirement obligations	610	597
Pension and other postretirement benefits	175	172
Regulatory liabilities	2,901	3,005
Affiliated liabilities	—	13
Other	223	193
Total deferred credits and other liabilities	4,715	4,838
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$14,410	$14,479

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2021	2020	2021	2020
Operating Revenue(1)	$692	$624	$1,436	$1,296
Operating Expenses:
Fuel used in electric generation(1)	120	95	252	199
Purchased power(1)	27	25	43	38
Gas purchased for resale(1)	50	34	131	91
Other operations and maintenance	117	93	216	183
Other operations and maintenance - affiliated suppliers	47	50	100	105
Impairment of assets and other charges	259	—	319	2
Depreciation and amortization	119	118	240	236
Other taxes(1)	62	65	127	127
Total operating expenses	801	480	1,428	981
Operating income (loss)	(109)	144	8	315
Other income (expense), net	(12)	2	(6)	5
Interest charges, net of allowance for borrowed funds used during construction of $1, $1, $2 and $3(2)	54	58	109	116
Income (loss) before income tax expense	(175)	88	(107)	204
Income tax expense (benefit)	(49)	21	(36)	44
Net Income (Loss) and Other Comprehensive Income (Loss)	(126)	67	(71)	160
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	5	(2)	9	3
Comprehensive Income (Loss) Available to Common Shareholder	$(131)	$69	$(80)	$157

(1)	See Note 12 for amounts attributable to affiliates.
(2)	See Note 5 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(millions)	2021	2020
Operating Activities
Net income (loss)	$(71)	$160
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of assets and other charges	319	2
Deferred income taxes, net	(52)	61
Depreciation and amortization	240	236
Amortization of nuclear fuel	20	21
Other adjustments	6	15
Changes in certain assets and liabilities:
Receivables	21	(31)
Receivables - affiliated and related party	(2)	5
Inventories	(4)	(3)
Prepayments	(38)	(30)
Pension and other postretirement benefits	3	(3)
Regulatory assets	(51)	3
Regulatory liabilities	(108)	(111)
Accounts payable	81	(35)
Accounts payable - affiliated and related party	(66)	4
Taxes accrued	(99)	(97)
Interest accrued	2	3
Other assets and liabilities	78	(12)
Net cash provided by operating activities	279	188
Investing Activities
Property additions and construction expenditures	(415)	(330)
Proceeds from investments and sales of assets	6	5
Purchase of investments	(7)	(5)
Purchase of investments - affiliated	(1)	(1)
Short-term investments - affiliated	15	9
Net cash used in investing activities	(402)	(322)
Financing Activities
Dividend to parent	(105)	—
Short-term borrowings, net	60	—
Short-term borrowings - affiliated, net	187	141
Other	(2)	(4)
Net cash provided by financing activities	140	137
Net increase in cash, restricted cash and equivalents	17	3
Cash, restricted cash and equivalents at beginning of period(1)	5	4
Cash, restricted cash and equivalents at end of period(1)	$22	$7
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued construction expenditures	$27	$41
Leases(2)	—	2
(1)	At June 30, 2021, June 30, 2020, December 31, 2020 and December 31, 2019 there were no restricted cash and equivalent balances.
(2)	Includes $2 million of financing leases for the six months ended June 30, 2020.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
March 31, 2020	40	$3,695	$108	$(3)	$185	$3,985
Total comprehensive income (loss) available (attributable) to common shareholder			69		(2)	67
June 30, 2020	40	$3,695	$177	$(3)	$183	$4,052

March 31, 2021	40	$4,017	$253	$(2)	$196	$4,464
Total comprehensive income (loss) available (attributable) to common shareholder			(131)		5	(126)
Dividend to parent					(30)	(30)
June 30, 2021	40	$4,017	$122	$(2)	$171	$4,308

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2019	40	$3,695	$20	$(3)	$180	$3,892
Total comprehensive income available to common shareholder			157		3	160
June 30, 2020	40	$3,695	$177	$(3)	$183	$4,052

December 31, 2020	40	$4,017	$277	$(2)	$192	$4,484
Total comprehensive income (loss) available (attributable) to common shareholder			(80)		9	(71)
Dividend to parent			(75)		(30)	(105)
June 30, 2021	40	$4,017	$122	$(2)	$171	$4,308

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

Certain amounts in DESC's 2020 Consolidated Financial Statements and Notes have been reclassified to conform to the 2021 presentation for comparative purposes; however, such reclassifications did not affect DESC's net income (loss) and other comprehensive income (loss), total assets, liabilities, equity or cash flows. Effective in the second quarter of 2021, DESC updated its Statements of Cash Flows to present net charges for allowance for credit risk and write-offs of accounts receivables within other adjustments to reconcile net income (loss) to net cash provided by operating activities from the previous presentation within changes in accounts receivable. All prior period information has been conformed to this presentation, which does not result in a change to net cash provided by operating activities.

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

South Carolina Electric Base Rate Case

In August 2020, DESC filed its retail electric base rate case and schedules with the South Carolina Commission. DESC proposed a non-fuel, base rate increase of $178 million, or 7.75%, based on an adjusted test year data, effective on or after the first billing cycle of March 2021. The base rate increase was proposed to recover the significant investment in assets and operating resources required to serve an expanding customer base, maintain the safety, reliability and efficiency of DESC’s system and meet increasingly stringent reliability, security and environmental requirements for the benefit of South Carolina customers.  DESC presented an earned ROE of 5.90% based upon a fully-adjusted test period. The proposed rates would provide for an earned ROE equal to the current authorized earned ROE of 10.25% established in the previous rate case in 2012.  In January 2021, the South Carolina Commission approved a proposal made by the South Carolina Office of Regulatory Staff, and agreed to by DESC and other intervenors, to stay the base rate case due to the current economic conditions and to allow the parties more time to negotiate a settlement with a final order to be issued no later than August 2021.

In July 2021, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a comprehensive settlement agreement with the South Carolina Commission for approval. The comprehensive settlement agreement provides for a non-fuel, base rate increase of $62 million (resulting in a net increase of $36 million after considering an accelerated amortization of certain excess deferred income taxes) commencing with bills issued on September 1, 2021 and an authorized earned ROE of 9.50%. Additionally, DESC has agreed to commit up to $15 million to forgive retail electric customer balances that were more than 60 days past due as of May 31, 2021, and provide $15 million for energy efficiency upgrades and critical health and safety repairs to customer homes. Pursuant to the comprehensive settlement agreement, DESC would not file a retail electric base rate case prior to July 1, 2023, such that new rates would not be effective prior to January 1, 2024, absent unforeseen extraordinary economic or financial conditions that may include changes in corporate tax rates. In July 2021, the South Carolina Commission voted to approve the comprehensive settlement agreement with a final order expected to be issued in August 2021.

In connection with this matter, DESC recorded charges for both the three and six months ended June 30, 2021, of $249 million ($187 million after-tax) reflected within impairment of assets and other charges, including $237 million of regulatory assets associated with DESC’s purchases of its first mortgage bonds during 2019 that are no longer probable of recovery under the settlement agreement, and $18 million ($14 million after-tax) reflected within other income in its Consolidated Statements of Income.

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

Electric – Other

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2021, DESC filed an application with the South Carolina Commission seeking approval to recover $48 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. In April 2021, the South Carolina Commission approved the filing. In connection with the approval of the comprehensive settlement agreement in the South Carolina base rate case discussed above, the net lost revenue component of the DSM rider will be adjusted resulting in a recovery of $43 million commencing with bills issued on September 1, 2021.

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

Natural Gas Rates

In June 2021, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2021 with a total revenue requirement of $426 million. This represents a $9 million overall annual increase to its natural gas rates under the terms of the RSA effective with the first billing cycle of November 2021. This matter is pending.

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

	June 30,	December 31,
(millions)	2021	2020
Regulatory assets:
NND Project costs(1)	$138	$138
Deferred employee benefit plan costs(2)	8	9
Other unrecovered plant(3)	15	14
DSM programs(4)	23	29
AROs(5)	2	2
Cost of fuel and purchased gas under-collections(6)	—	1
Other	26	36
Regulatory assets - current	212	229
NND Project costs(1)	2,295	2,364
AROs(5)	311	309
Cost of reacquired debt(7)	11	243
Deferred employee benefit plan costs(2)	156	159
Deferred losses on interest rate derivatives(8)	300	308
Other unrecovered plant(3)	59	61
DSM programs(4)	46	46
Environmental remediation costs(9)	20	20
Deferred storm damage costs(10)	45	45
Deferred transmission operating costs(11)	76	63
Other(12)	141	108
Regulatory assets - noncurrent	3,460	3,726
Total regulatory assets	$3,672	$3,955
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	36	21
Reserve for refunds to electric utility customers(15)	123	128
Cost of fuel and purchased gas over-collections(6)	38	58
Other	21	9
Regulatory liabilities - current	285	283
Monetization of guaranty settlement(13)	869	903
Income taxes refundable through future rates(14)	893	919
Asset removal costs(16)	572	564
Deferred gains on interest rate derivatives(8)	68	69
Reserve for refunds to electric utility customers(15)	475	540
Other	24	10
Regulatory liabilities - noncurrent	2,901	3,005
Total regulatory liabilities	$3,186	$3,288

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
(7)

During the second quarter of 2021, DESC recorded a charge of $237 million ($178 million after-tax) in impairment of assets and other charges to write-off the balance of a regulatory asset that is no longer probable of recovery under the settlement agreement approved in DESC’s retail electric base rate case. See South Carolina Electric Base Rate Case discussed above for more information.

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

(10)

Represents storm restoration costs for which DESC expects to recover through customer rates over approximately 10 years pursuant to the settlement agreement approved in DESC’s retail electric base rate case.

(11)

Includes deferred depreciation and property taxes associated with certain transmission assets for which DESC expects to recover from customers over approximately 40 years pursuant to the settlement agreement approved in DESC’s retail electric base rate case.

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

Regulatory assets have been recorded based on the probability of their recovery. All regulatory assets represent incurred costs that may be deferred under GAAP for regulated operations. The South Carolina Commission or FERC has reviewed and approved through specific orders certain of the items shown as regulatory assets. In addition, regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by one of these regulatory agencies. While such costs are not currently being recovered, management believes they would be allowable under existing rate-making concepts embodied in rate orders or applicable state law and expects to recover these costs through rates in future periods.

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$271	$38	$261	$33	$546	$136	$513	$112
Commercial	199	26	177	20	374	65	352	53
Industrial	95	18	83	12	183	40	163	29
Other	38	7	27	4	71	12	57	8
Revenues from contracts with customers	603	89	548	69	1,174	253	1,085	202
Other revenues	—	—	7	—	8	1	9	—
Total Operating Revenues	$603	$89	$555	$69	$1,182	$254	$1,094	$202

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $7 million and $5 million at June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021 and 2020, DESC recognized revenue of $3 million and $5 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

4. EQUITY

For all periods presented, DESC's authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC's authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

In July 2021, Dominion Energy issued $104 million of shares of Dominion Energy common stock to satisfy DESC’s obligation under a settlement agreement for the FILOT litigation discussed in Note 10. In August 2021, Dominion Energy issued $45 million of shares of Dominion Energy common stock to satisfy DESC’s obligation for the initial payment under a settlement agreement with the SCDOR discussed in Note 10. In connection with these transactions, DESC will record equity contributions from Dominion Energy in the third quarter of 2021.

There have been no material changes to the dividend restrictions affecting DESC described in Note 5 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020.

5. LONG-TERM AND SHORT-TERM DEBT

DESC's short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility, as amended in June 2021. The facility can be used for working capital, as support for the combined commercial paper programs of DESC, Dominion Energy, Virginia Power and Questar Gas, and for other general corporate purposes.

At June 30, 2021, DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, was as follows:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$60	$—

(1)

A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. The sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At June 30, 2021, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from DESC's parent or from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

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

In July 2021, DESC redeemed the remaining principal outstanding of $30 million of its 3.22% first mortgage bonds, plus accrued interest. The bonds would have otherwise matured in October 2021.

DESC has FERC approval to enter into an inter-company credit agreement with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At June 30, 2021 and December 31, 2020, DESC had borrowings outstanding under this credit agreement totaling $542 million and $149 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the three and six months ended June 30, 2021, DESC recorded interest charges of $2 million and $4 million, respectively. For the three and six months ended June 30, 2020, DESC recorded interest charges of $3 million and $5 million, respectively.

Fuel Company and GENCO participated in a SCANA utility money pool until January 2021, when that utility money pool was closed, and Fuel Company and GENCO joined the Dominion Energy utility money pool with other regulated subsidiaries of Dominion Energy. Money pool borrowings and investments bore interest at short-term market rates. For the six months ended June 30, 2021, DESC recorded interest income from money pool transactions of less than $1 million, and for the same period DESC recorded interest expense from money pool transactions of less than $1 million. For the three and six months ended June 30, 2020, DESC recorded interest income from money pool transactions of $1 million and $2 million, respectively, and for the same periods DESC recorded interest expense from money pool transactions $1 million and $2 million, respectively. At December 31, 2020, DESC had outstanding money pool borrowings due to an affiliate of $206 million and investments due from an affiliate of $15 million. On its Consolidated Balance Sheet, DESC includes money pool borrowings within affiliated and related party payables and money pool investments within affiliated and related party receivables.

6. INCOME TAXES

DESC’s effective tax rate for the six months ended June 30, 2021 is 33.6% compared to 21.5% for the six months ended June 30, 2020. DESC’s effective tax rate for the six months ended June 30, 2021 is primarily attributable to loss before income tax resulting from charges in connection with the comprehensive settlement agreement discussed in Note 2.

DESC has recorded an estimate of excess deferred income tax amortization in 2021. The reversal of these excess deferred income taxes will impact the effective tax rate and rates charged to customers. See Note 3 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

As of June 30, 2021, there have been no material changes in DESC’s unrecognized tax benefits. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of these unrecognized tax benefits.

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives, and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020. DESC uses derivative instruments such as physical forwards to manage its commodity risk of its business operations. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on the Consolidated Balance Sheets. DESC’s derivative contracts include over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of setoff through master netting arrangements and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency or other conditions.

In general, most over-the-counter transactions are subject to collateral requirements. Types of collateral for over-the-counter contracts include cash, letters of credit and, in some cases, other forms of security, none of which are subject to restrictions. Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities.

Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2021 and December 31, 2020, DESC would have been required to post $11 million and $10 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any amounts already posted for derivatives per contractual terms. DESC had posted $11 million and $1 million, respectively, of collateral at June 30, 2021 and December 31, 2020 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $22 million and $11 million at June 30, 2021 and December 31, 2020, respectively.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid. DESC’s commodity derivative assets are not subject to a master netting agreement or similar arrangement.

	June 30, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$22	$—	$11	$11	$27	$—	$17	$10
Total derivatives	$22	$—	$11	$11	$27	$—	$17	$10
1) Excludes $28 million and $— million of derivative liabilities at June 30, 2021 and December 31, 2020, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of derivative activity at June 30, 2021. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Electricity (MWh):
Fixed price	1,642,960	23,508,146
Interest rate(1) (millions)	$—	$71
(1)	Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At June 30, 2021
ASSETS
Current Assets
Commodity	$—	$5	$5
Total current derivative assets(1)	—	5	5
Noncurrent Assets
Commodity	—	10	10
Total noncurrent derivative assets(2)	—	10	10
Total derivative assets	$—	$15	$15
LIABILITIES
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(3)	1	1	2
Noncurrent Liabilities
Commodity	—	28	28
Interest rate	12	8	20
Total noncurrent derivative liabilities(4)	12	36	48
Total derivative liabilities	$13	$37	$50
At December 31, 2020
LIABILITIES
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(3)	1	1	2
Noncurrent Liabilities
Interest rate	15	10	25
Total noncurrent derivative liabilities(4)	15	10	25
Total derivative liabilities	$16	$11	$27

(1)	Current derivative assets are presented in other current assets in the Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred debits and other assets in the Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in the Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in the Consolidated Balance Sheets.

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income (Loss):

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended June 30, 2021
Derivative type and location of gains (losses):
Interest rate	$(1)
Total	$(1)
Three Months Ended June 30, 2020
Derivative type and location of gains (losses):
Interest rate	$2
Total	$2
Six Months Ended June 30, 2021
Derivative type and location of gains (losses):
Interest rate	$6
Total	$6
Six Months Ended June 30, 2020
Derivative type and location of gains (losses):
Interest rate	$(4)
Total	$(4)

(1)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income (Loss).

Derivatives Not Designated as Hedging Instrument

There were no gains and losses on derivatives not designated as hedging instruments for both the three months ended June 30, 2021 and June 30, 2020.

(millions)		Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Six Months Ended June 30,	Location	2021	2020
Derivative type and location of gains (losses):
Interest rate contracts:	Interest charges	$(1)	$—
Total interest rate contracts		$(1)	$—
(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Consolidated Statements of Comprehensive Income (Loss).

8. FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

DESC’s fair value measurements are made in accordance with the policies discussed in Note 9 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020. See Note 7 in this report for further information about DESC’s derivatives and hedge accounting activities. DESC applies fair value measurements to certain assets and liabilities including commodity, in addition to interest rate derivative instruments.

Inputs and Assumptions

When evaluating pricing information provided by Designated Contract Market settlement pricing, other pricing services, or brokers, DESC considers the ability to transact at the quoted price, i.e. if the quotes are based on an active market or an inactive market and to the extent which pricing models are used, if pricing is not readily available. If pricing information from external sources is not available, or if DESC believes that observable pricing is not indicative of fair value, judgment is required to develop the estimates of fair value. In those cases the unobservable inputs are developed and substantiated using historical information, available market data, third-party data and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships and changes in third-party sources. The inputs and assumptions used in measuring fair value include the following for commodity derivative contracts:

•	Forward commodity prices
•	Transaction prices
•	Volumes
•	Commodity location
•	Interest rates
•	Credit quality of counterparties and the Companies
•	Credit enhancements
•	Time value

Level 3 Valuations

DESC enters into physical forwards contracts, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical forwards contracts. The discounted cash flow model for forwards calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return, and credit spreads. For Level 3 fair value measurements, certain forward market prices are considered unobservable.

The following table presents DESC’s quantitative information about Level 3 fair value measurements at June 30, 2021. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical forwards:
Electricity	$15	Discounted cash flow	Market price (per MWh)	(2)	23 - 54	35
Total assets	$15
Liabilities
Physical forwards:
Electricity	$28	Discounted cash flow	Market price (per MWh)	(2)	23 - 55	35
Total liabilities	$28
(1) Averages weighted by volume. (2)Represents market prices beyond defined terms for Levels 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

The following table presents DESC’s liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At June 30, 2021
Assets
Commodity	$—	$—	$15	$15
Total assets	$—	$—	$15	$15
Liabilities
Commodity	$—	$—	$28	$28
Interest rate	—	22	—	22
Total liabilities	$—	$22	$28	$50
At December 31, 2020
Liabilities
Interest rate	$—	$27	$—	$27
Total liabilities	$—	$27	$—	$27

The following table presents the net change in DESC's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category. There were no net changes in assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the three and six months ended June 30, 2020.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
(millions)
Beginning balance	$—	$—
Total realized and unrealized losses:
Included in regulatory assets/liabilities	(13)	(13)
Ending balance	$(13)	$(13)

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held atthe reporting date for the three and six months ended June 30, 2021.

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

	June 30, 2021		December 31, 2020
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,360	$4,515	$3,360	$4,748
Affiliated long-term debt	230	230	230	230

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

9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2021	2020	2021	2020
Service cost	$1	$4	$—	$1
Interest cost	5	6	2	2
Expected return on assets	(12)	(11)	—	—
Amortization of actuarial losses	1	1	—	—
Net periodic benefit cost (credit)	$(5)	$—	$2	$3
Six Months Ended June 30,
Service cost	$4	$7	$1	$2
Interest cost	10	12	3	4
Expected return on assets	(24)	(22)	—	—
Amortization of actuarial losses	3	3	—	—
Net periodic benefit cost (credit)	$(7)	$—	$4	$6

During the three and six months ended June 30, 2021, DESC made no contributions to its pension trust and does not expect to make any such contributions in 2021. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

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

Ozone Standards

The EPA published final non-attainment designations for the October 2015 ozone standard in June 2018 with states required to develop plans to address the new standard. Until the states have developed implementation plans for the standard, DESC is unable to predict whether or to what extent the new rules will ultimately require additional controls. The expenditures required to implement additional controls could have a material impact on DESC’s results of operations and cash flows.

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

DESC has four decommissioned MGP sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 at an estimated cost of $9 million. In addition, for one site, an updated work plan submitted to SCDHEC in September 2018, would increase costs by approximately $11 million if approved by federal and state agencies. In September 2020, this plan was submitted to the Army Corps of Engineers. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of June 30, 2021, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $22 million and are included in regulatory assets.

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

Claims and Litigation

The following describes certain legal proceedings involving DESC relating to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate, the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 include reserves of $278 million and $208 million, respectively, and insurance receivables of $23 million and $8 million, respectively, included within other receivables. During the three and six months ended June 30, 2021, DESC’s Consolidated Statements of Income include charges of $10 million ($8 million after-tax) and $70 million ($53 million after-tax), respectively, included within impairment of assets and other charges.

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

SCANA Shareholder Litigation

In February 2018, a purported class action was filed against Dominion Energy and certain former directors of SCANA and DESC in the State Court of Common Pleas in Richland County, South Carolina (the Metzler Lawsuit). The plaintiff alleges, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin and/or rescind the merger. In February 2018, Dominion Energy removed the case to the U.S. District Court for the District of South Carolina and filed a Motion to Dismiss in March 2018. In September 2019, the U.S. District Court for the District of South Carolina granted the plaintiffs’ motion to consolidate the Metzler Lawsuit with another lawsuit regarding the SCANA Merger Agreement to which DESC is not a party. In October 2019, the plaintiffs filed an amended complaint against certain former directors and executive officers of SCANA and DESC, which stated substantially similar allegations to those in the initial lawsuits as well as an inseparable fraud claim. In November 2019, the defendants filed a motion to dismiss. In April 2020, the U.S. District Court for the District of South Carolina denied the motion to dismiss. In May 2020, SCANA filed a motion to intervene, which was denied in August 2020. In September 2020, SCANA filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. In June 2021, the parties reached an agreement in principle to settle this case, along with a related case to which DESC was not a party, subject to court approval, with no financial impact to DESC.

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

FILOT Litigation and Related Matters

In November 2017, Fairfield County filed a complaint and a motion for temporary injunction against DESC in the State Court of Common Pleas in Fairfield County, South Carolina, making allegations of breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, breach of implied duty of good faith and fair dealing and unfair trade practices related to DESC’s termination of the FILOT agreement between DESC and Fairfield County related to the NND Project. The plaintiff sought a temporary and permanent injunction to prevent DESC from terminating the FILOT agreement. The plaintiff withdrew the motion for temporary injunction in December 2017. In July 2021, the parties executed a settlement agreement requiring DESC to pay $99 million, which could be satisfied in either cash or shares of Dominion Energy common stock. Also in July 2021, the State Court of Common Pleas in Fairfield County, South Carolina approved the settlement. In July 2021, Dominion Energy issued 1.4 million shares of Dominion Energy common stock to satisfy DESC’s obligation under the settlement agreement.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement.

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

Further, some Westinghouse Subcontractors who have made claims against Westinghouse in the bankruptcy proceeding also filed against DESC and Santee Cooper in South Carolina state court for damages. The Westinghouse Subcontractor claims in South Carolina state court include common law claims for pre-petition work, IAA Period work, and work after the termination of the IAA. Many of these claimants have also asserted construction liens against the NND Project site. While DESC cannot be assured that it will not have any exposure on account of unpaid Westinghouse Subcontractor claims, which claims DESC is presently disputing, DESC believes it is unlikely that it will be required to make payments on account of such claims that would exceed the portion of the Toshiba Settlement allocated for such balances within the SCANA Merger Approval Order recorded in regulatory liabilities on DESC’s Consolidated Balance Sheets.

Nuclear Insurance

Other than the item discussed below, there have been no significant changes regarding DESC’s nuclear insurance as described in Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020.

In March 2021, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program decreased from $13.8 billion to $13.7 billion. In June 2021, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program decreased from $13.7 billion to $13.5 billion. These decreases do not impact DESC’s responsibility per active unit under the Price-Anderson Amendments Act of 1988.

11. OPERATING SEGMENTS

The Corporate and Other segment includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

In the six months ended June 30, 2021, DESC reported after-tax net expense of $256 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment. In the six months ended June 30, 2020, DESC reported after-tax net expense of $7 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment.

The net expense for specific items attributable to DESC’s operating segment in 2021 primarily related to the impact of the following items:

•	$266 million ($199 million after-tax) of charges associated with the settlement of the South Carolina electric base rate case; and
•	A $70 million ($53 million after-tax) charge associated with litigation.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended June 30, 2021
Dominion Energy South Carolina	$692	$79
Corporate and Other	—	(210)
Consolidated Total	$692	$(131)

Three Months Ended June 30, 2020
Dominion Energy South Carolina	$624	$77
Corporate and Other	—	(8)
Consolidated Total	$624	$69

Six Months Ended June 30, 2021
Dominion Energy South Carolina	$1,436	$176
Corporate and Other	—	(256)
Consolidated Total	$1,436	$(80)

Six Months Ended June 30, 2020
Dominion Energy South Carolina	$1,296	$166
Corporate and Other	—	(9)
Consolidated Total	$1,296	$157

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

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2021	2020	2021	2020
Direct and allocated costs from DES and DESS(1)	$57	$63	$115	$130
Operating Revenues - Electric from sales to affiliate	1	2	2	2
Operating Expenses - Other taxes from affiliate	2	1	4	4
Purchases of electricity from solar affiliates	5	4	7	6
Demand and transportation charges from DECG - Fuel used in electric generation	—	5	—	9
Demand and transportation charges from DECG - Gas purchased for resale	—	11	—	22

(1)

Includes capitalized expenditures of $10 million and $13 million for the three months ended June 30, 2021 and 2020, respectively, and $15 million and $25 million for the six months ended June 30, 2021 and 2020, respectively.

(millions)	June 30, 2021	December 31, 2020
Payable to DES and DESS	$1	$59
Receivable from DES	2	—
Payable to Public Service Company of North Carolina, Incorporated	13	5
Payable to solar affiliates	2	1
Derivative assets with affiliates(1)	3	—
Derivative liabilities with affiliates(1)	7	—

(1)

Effective in the second quarter of 2021, contracts for the future purchase of certain quantities of electricity from solar affiliates no longer met the criteria for the normal purchase normal sale exception and are accounted for as derivative contracts.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2021	2020	2021	2020
Revenues from contracts with customers	$—	$—	$—	$1
Other income	4	4	7	7
Other expense	(18)	(3)	(16)	(5)
Allowance for equity funds used during construction	2	1	3	2
Other income (expense), net	$(12)	$2	$(6)	$5

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

Results of Operations

Presented below is a summary of DESC’s consolidated results:

	Second Quarter			Year-To-Date
(millions)	2021	2020	$ Change	2021	2020	$ Change
Net income (loss)	$(126)	$67	$(193)	$(71)	$160	$(231)

Overview

Second Quarter 2021 vs. 2020

Net income decreased $193 million, primarily due to charges associated with the settlement of the South Carolina electric base rate case.

Year-To-Date 2021 vs. 2020

Net income decreased $231 million, primarily due to charges associated with the settlement of the South Carolina electric base rate case and charges associated with litigation.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Second Quarter			Year-To-Date
(millions)	2021	2020	$ Change	2021	2020	$ Change
Operating revenues	$692	$624	$68	$1,436	$1,296	$140
Fuel used in electric generation	120	95	25	252	199	53
Purchased power	27	25	2	43	38	5
Gas purchased for resale	50	34	16	131	91	40
Other operations and maintenance	164	143	21	316	288	28
Impairment of assets and other charges	259	—	259	319	2	317
Depreciation and amortization	119	118	1	240	236	4
Other taxes	62	65	(3)	127	127	—
Other income (expense), net	(12)	2	(14)	(6)	5	(11)
Interest charges	54	58	(4)	109	116	(7)
Income tax expense (benefit)	(49)	21	(70)	(36)	44	(80)

An analysis of DESC’s results of operations follows:

Second Quarter 2021 vs. 2020

Operating revenue increased 11%, primarily due to a $48 million increase in the fuel cost component included in utility rates as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($32 million) and gas utility customers ($16 million) and an increase in sales to electric utility retail customers associated with economic and other usage factors ($21 million).

Fuel used in electric generation increased 26%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 47%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 15%, primarily due to an increase in outside services ($11 million) and NND Project wind down costs ($5 million) partially offset by lower bad debt expense, primarily due to the effects of COVID-19 in 2020 ($10 million).

Impairment of assets and other charges increased $259 million, due to charges associated with the settlement of the South Carolina electric base rate case ($249 million) and charges associated with litigation ($10 million).

Other income (expense), net decreased $14 million, primarily due to charges associated with the settlement of the South Carolina electric base rate case.

Income tax expense decreased $70 million, primarily due to lower pre-tax income.

Year-To-Date 2021 vs. 2020

Operating revenue increased 11%, primarily reflecting:

•

A $100 million increase in the fuel cost component included in utility rates as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($60 million) and gas utility customers ($40 million);

•	A $20 million increase in sales to electric utility retail customers from an increase in heating degree days ($17 million) and cooling degree days ($3 million); and
•	A $15 million increase in sales to electric utility retail customers associated with economic and other usage factors; partially offset by
•	A $6 million decrease in sales to retail electric customers from the capital cost rider.

Fuel used in electric generation increased 27%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 44%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 10%, primarily due to an increase in outside services ($12 million), an increase in materials and supplies ($7 million), an increase in salaries, wages and benefits and administrative expenses ($6 million) and NND Project wind down costs ($5 million) partially offset by lower bad debt expense, primarily due to the effects of COVID-19 in 2020 ($8 million).

Impairment of assets and other charges increased $317 million, primarily due to charges associated with the settlement of the South Carolina electric base rate case ($249 million) and charges associated with litigation ($70 million).

Other income (expense), net decreased $11 million, primarily due to charges associated with the settlement of the South Carolina electric base rate case ($18 million) partially offset by lower non-service costs related to pension and other postretirement benefits ($7 million).

Income tax expense decreased $80 million, primarily due to lower pre-tax income.

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

10.1

$6,000,000,000 Fifth Amended and Restated Revolving Credit Agreement, dated June 9, 2021, among Dominion Energy, Inc., Virginia Electric and Power Company, Questar Gas Company, Dominion Energy South Carolina, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, J.P. Morgan Securities LLC and Mizuho Bank, Ltd., as Co-Sustainability Structuring Agent, and other lenders named therein (Exhibit 10.1, Form 8-K filed June 10, 2021, File No. 1-3375).

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 6, 2021, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: August 6, 2021		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer