Form 10-Q
period 2021-09-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2021-11-05
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 29, 2021, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
DSM	Demand-side management
ELG Rule	Effluent limitations guidelines for the steam electric power generating category
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
IAA	Interim Assessment Agreement dated March 28, 2017, as amended, among DESC, Santee Cooper, Westinghouse and WECTEC
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
MGP	Manufactured gas plant
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	September 30, 2021	December 31, 2020
ASSETS
Utility plant in service	$14,000	$13,680
Accumulated depreciation and amortization	(5,162)	(5,027)
Construction work in progress	524	460
Nuclear fuel, net of accumulated amortization	210	221
Utility plant, net ($723 and $730 related to VIEs)	9,572	9,334
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	37	39
Assets held in trust, nuclear decommissioning	248	238
Nonutility property and investments, net	285	277
Current Assets:
Cash and cash equivalents	22	5
Receivables:
Customer, net of allowance for uncollectible accounts of $5 and $10	337	365
Affiliated and related party	32	16
Other	54	64
Inventories (at average cost):
Fuel	64	68
Gas stored	21	14
Materials and supplies	183	176
Prepayments	100	75
Regulatory assets	252	229
Other current assets	44	27
Total current assets ($73 and $103 related to VIEs)	1,109	1,039
Deferred Debits and Other Assets:
Regulatory assets	3,412	3,726
Other	147	103
Total deferred debits and other assets ($36 and $35 related to VIEs)	3,559	3,829
Total assets	$14,525	$14,479

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	September 30, 2021	December 31, 2020
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,166	$4,017
Retained earnings	191	277
Accumulated other comprehensive loss	(2)	(2)
Total common equity	4,355	4,292
Noncontrolling interest	175	192
Total equity	4,530	4,484
Long-term debt, net	3,327	3,327
Affiliated long-term debt	230	230
Finance leases	11	15
Total long-term debt	3,568	3,572
Total capitalization	8,098	8,056
Current Liabilities:
Securities due within one year	5	39
Accounts payable	161	178
Affiliated and related party payables	660	457
Customer deposits and customer prepayments	71	70
Taxes accrued	173	215
Interest accrued	91	95
Regulatory liabilities	270	283
Reserves for litigation and regulatory proceedings	133	208
Other	116	40
Total current liabilities	1,680	1,585
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	900	858
Asset retirement obligations	593	597
Pension and other postretirement benefits	177	172
Regulatory liabilities	2,892	3,005
Affiliated liabilities	—	13
Other	185	193
Total deferred credits and other liabilities	4,747	4,838
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$14,525	$14,479

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2021	2020	2021	2020
Operating Revenue(1)	$863	$755	$2,299	$2,051
Operating Expenses:
Fuel used in electric generation(1)	200	135	452	334
Purchased power(1)	24	25	67	63
Gas purchased for resale(1)	57	33	188	124
Other operations and maintenance	116	93	332	276
Other operations and maintenance - affiliated suppliers	45	49	145	154
Impairment of assets and other charges	1	63	320	65
Depreciation and amortization	122	118	362	354
Other taxes(1)	64	59	191	186
Total operating expenses	629	575	2,057	1,556
Operating income	234	180	242	495
Other income (expense), net	6	(2)	—	3
Interest charges, net of allowance for borrowed funds used during construction of $1, $2, $3 and $5(2)	50	57	159	173
Income before income tax expense	190	121	83	325
Income tax expense	42	15	6	59
Net Income and Other Comprehensive Income	148	106	77	266
Comprehensive Income Attributable to Noncontrolling Interest	4	5	13	8
Comprehensive Income Available to Common Shareholder	$144	$101	$64	$258

(1)	See Note 12 for amounts attributable to affiliates.
(2)	See Note 5 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(millions)	2021	2020
Operating Activities
Net income	$77	$266
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets and other charges	320	12
Deferred income taxes, net	42	255
Depreciation and amortization	362	354
Amortization of nuclear fuel	30	31
Other adjustments	8	24
Changes in certain assets and liabilities:
Receivables	35	(64)
Receivables - affiliated and related party	(31)	5
Inventories	(10)	10
Prepayments	(33)	(43)
Regulatory assets	(86)	(8)
Regulatory liabilities	(133)	(168)
Accounts payable	34	(33)
Accounts payable - affiliated and related party	(65)	(24)
Taxes accrued	(42)	(52)
Pension and other postretirement benefits	5	—
Other assets and liabilities	24	41
Net cash provided by operating activities	537	606
Investing Activities
Property additions and construction expenditures	(584)	(472)
Proceeds from investments and sales of assets	7	12
Purchase of investments	(7)	(11)
Purchase of investments - affiliated	(2)	(1)
Short-term investments - affiliated	15	—
Other	1	—
Net cash used in investing activities	(570)	(472)
Financing Activities
Repayment of long-term debt	(34)	—
Dividend to parent	(180)	—
Short-term borrowings - affiliated, net	268	(130)
Other	(4)	(5)
Net cash provided by (used in) financing activities	50	(135)
Net increase (decrease) in cash, restricted cash and equivalents	17	(1)
Cash, restricted cash and equivalents at beginning of period(1)	5	4
Cash, restricted cash and equivalents at end of period(1)	$22	$3
Supplemental Cash Flow Information
Significant noncash investing and financing activities(2):
Accrued construction expenditures	$38	$42
Leases(3)	—	2
(1)	At September 30, 2021, September 30, 2020, December 31, 2020 and December 31, 2019 there were no restricted cash and equivalent balances.
(2)	See Note 4 for noncash financing activities related to capital contributions associated with the settlement of litigation.
(3)	Includes $2 million of financing leases for the nine months ended September 30, 2020.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
June 30, 2020	40	$3,695	$177	$(3)	$183	$4,052
Total comprehensive income available to common shareholder			101		5	106
Capital contribution from parent		322				322
September 30, 2020	40	$4,017	$278	$(3)	$188	$4,480

June 30, 2021	40	$4,017	$122	$(2)	$171	$4,308
Total comprehensive income available to common shareholder			144		4	148
Capital contribution from parent		149				149
Dividend to parent			(75)			(75)
September 30, 2021	40	$4,166	$191	$(2)	$175	$4,530

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2019	40	$3,695	$20	$(3)	$180	$3,892
Total comprehensive income available to common shareholder			258		8	266
Capital contribution from parent		322				322
September 30, 2020	40	$4,017	$278	$(3)	$188	$4,480

December 31, 2020	40	$4,017	$277	$(2)	$192	$4,484
Total comprehensive income available to common shareholder			64		13	77
Capital contribution from parent		149				149
Dividend to parent			(150)		(30)	(180)
September 30, 2021	40	$4,166	$191	$(2)	$175	$4,530

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

Certain amounts in DESC's 2020 Consolidated Financial Statements and Notes have been reclassified to conform to the 2021 presentation for comparative purposes; however, such reclassifications did not affect DESC's net income and other comprehensive income, total assets, liabilities, equity or cash flows. Effective in the second quarter of 2021, DESC updated its Statements of Cash Flows to present net charges for allowance for credit risk and write-offs of accounts receivables within other adjustments to reconcile net income to net cash provided by operating activities from the previous presentation within changes in accounts receivable. All prior period information has been conformed to this presentation, which does not result in a change to net cash provided by operating activities.

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

Significant Accounting Policies

There have been no significant changes from Note 2 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the item described below.

Asset Retirement Obligations

In the third quarter of 2021, DESC revised its estimated cash flow projections associated with certain gas distribution pipeline AROs. As a result, DESC recorded a $23 million decrease to AROs with a corresponding $20 million decrease to utility plant, net and the remainder recorded as a decrease to regulatory assets.

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

South Carolina Electric Base Rate Case

In August 2020, DESC filed its retail electric base rate case and schedules with the South Carolina Commission. DESC proposed a non-fuel, base rate increase of $178 million, or 7.75%, based on an adjusted test year data, effective on or after the first billing cycle of March 2021. The base rate increase was proposed to recover the significant investment in assets and operating resources required to serve an expanding customer base, maintain the safety, reliability and efficiency of DESC’s system and meet increasingly stringent reliability, security and environmental requirements for the benefit of South Carolina customers.  DESC presented an earned ROE of 5.90% based upon a fully-adjusted test period. The proposed rates would provide for an earned ROE equal to the current authorized earned ROE of 10.25% established in the previous rate case in 2012.  In January 2021, the South Carolina Commission approved a proposal made by the South Carolina Office of Regulatory Staff, and agreed to by DESC and other intervenors, to stay the base rate case due to then current economic conditions and to allow the parties more time to negotiate a settlement with a final order to be issued no later than August 2021.

In July 2021, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a comprehensive settlement agreement with the South Carolina Commission for approval. The comprehensive settlement agreement provides for a non-fuel, base rate increase of $62 million (resulting in a net increase of $36 million after considering an accelerated amortization of certain excess deferred income taxes) commencing with bills issued on September 1, 2021 and an authorized earned ROE of 9.50%. Additionally, DESC has agreed to commit up to $15 million to forgive retail electric customer balances that were more than 60 days past due as of May 31, 2021, and provide $15 million for energy efficiency upgrades and critical health and safety repairs to customer homes. Pursuant to the comprehensive settlement agreement, DESC would not file a retail electric base rate case prior to July 1, 2023, such that new rates would not be effective prior to January 1, 2024, absent unforeseen extraordinary economic or financial conditions that may include changes in corporate tax rates. In July 2021, the South Carolina Commission voted to approve the comprehensive settlement agreement and issued its final order in August 2021.

In connection with this matter, in the second quarter of 2021 DESC recorded charges of $249 million ($187 million after-tax) reflected within impairment of assets and other charges, including $237 million of regulatory assets associated with DESC’s purchases of its first mortgage bonds during 2019 that are no longer probable of recovery under the settlement agreement, and $18 million ($14 million after-tax) reflected within other income in its Consolidated Statements of Income.

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

Electric – Other

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2021, DESC filed an application with the South Carolina Commission seeking approval to recover $48 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. In April 2021, the South Carolina Commission approved the filing. In connection with the approval of the comprehensive settlement agreement in the South Carolina base rate case discussed above, the net lost revenue component of the DSM rider was adjusted resulting in a recovery of $43 million commencing with bills issued on September 1, 2021.

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

Natural Gas Rates

In June 2021, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2021 with a total revenue requirement of $426 million. This represents a $9 million overall annual increase to its natural gas rates under the terms of the RSA effective with the first billing cycle of November 2021. In October 2021, the South Carolina Commission issued an order approving a total revenue requirement of $424 million effective with the first billing cycle of November 2021. This represents a $7 million overall annual increase to DESC’s natural gas rates.

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

Regulatory Assets and Regulatory Liabilities

Rate-regulated utilities recognize in their financial statements certain revenues and expenses in different periods than do other enterprises. As a result, DESC has recorded regulatory assets and regulatory liabilities which are summarized in the following table. Except for NND Project costs and certain other unrecovered costs referenced herein, substantially all regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

	September 30,	December 31,
(millions)	2021	2020
Regulatory assets:
NND Project costs(1)	$138	$138
Deferred employee benefit plan costs(2)	8	9
Other unrecovered plant(3)	15	14
DSM programs(4)	22	29
AROs(5)	2	2
Cost of fuel and purchased gas under-collections(6)	26	1
Other	41	36
Regulatory assets - current	252	229
NND Project costs(1)	2,261	2,364
AROs(5)	314	309
Cost of reacquired debt(7)	11	243
Deferred employee benefit plan costs(2)	153	159
Deferred losses on interest rate derivatives(8)	297	308
Other unrecovered plant(3)	57	61
DSM programs(4)	44	46
Environmental remediation costs(9)	20	20
Deferred storm damage costs(10)	39	45
Deferred transmission operating costs(11)	78	63
Other(12)	138	108
Regulatory assets - noncurrent	3,412	3,726
Total regulatory assets	$3,664	$3,955
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	43	21
Reserve for refunds to electric utility customers(15)	121	128
Cost of fuel and purchased gas over-collections(6)	-	58
Derivatives(16)	22	—
Other	17	9
Regulatory liabilities - current	270	283
Monetization of guaranty settlement(13)	848	903
Income taxes refundable through future rates(14)	910	919
Asset removal costs(17)	577	564
Deferred gains on interest rate derivatives(8)	67	69
Reserve for refunds to electric utility customers(15)	451	540
Derivatives(16)	25	—
Other	14	10
Regulatory liabilities - noncurrent	2,892	3,005
Total regulatory liabilities	$3,162	$3,288

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

(3)

Represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. DESC is amortizing these amounts through cost of service rates following deprecation amounts that were designed to recover the retired units’ cost over their previous estimated remaining useful lives, which has been estimated to be through 2025. Based on current projections of remaining decommissioning costs, projected recovery is expected to extend to 2028. In addition, amounts include unrecovered costs of existing meters and equipment retired from service prior to being fully depreciated as part of the Advance Metering Infrastructure project, which are being recovered through rates through 2028. Unamortized amounts are included in rate base and are earning a current return.

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

(11)

Includes deferred depreciation and property taxes associated with certain transmission assets for which DESC expects to recover from customers over approximately 42 years pursuant to the settlement agreement approved in DESC’s retail electric base rate case. Unamortized amounts are included in rate base and are earning a current return.

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

(16)

For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.

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

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$366	$34	$349	$27	$912	$170	$862	$139
Commercial	244	26	216	18	618	91	568	71
Industrial	112	27	90	15	295	67	253	44
Other	46	4	33	4	117	16	90	12
Revenues from contracts with customers	768	91	688	64	1,942	344	1,773	266
Other revenues	4	—	3	—	12	1	12	—
Total Operating Revenues	$772	$91	$691	$64	$1,954	$345	$1,785	$266

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $9 million and $5 million at September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021 and 2020, DESC recognized revenue of $4 million and $6 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

4. EQUITY

For all periods presented, DESC's authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC's authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

In July 2021, Dominion Energy issued $104 million of shares of Dominion Energy common stock to satisfy DESC’s obligation under a settlement agreement for the FILOT litigation discussed in Note 10. In August 2021, Dominion Energy issued $45 million of shares of Dominion Energy common stock to satisfy DESC’s obligation for the initial payment under a settlement agreement with the SCDOR discussed in Note 10. In connection with these transactions, DESC recorded equity contributions from Dominion Energy in the third quarter of 2021.

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

At September 30, 2021, DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, was as follows:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$—	$—

(1)

A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. The sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At September 30, 2021, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from DESC's parent or from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

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

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2022.

In July 2021, DESC redeemed the remaining principal outstanding of $30 million of its 3.22% first mortgage bonds, plus accrued interest. The bonds would have otherwise matured in October 2021.

DESC has FERC approval to enter into an inter-company credit agreement with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At September 30, 2021 and December 31, 2020, DESC had borrowings outstanding under this credit agreement totaling $623 million and $149 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2021, DESC recorded interest charges of $2 million and $6 million, respectively. For the three and nine months ended September 30, 2020, DESC recorded interest charges of $2 million and $7 million, respectively.

Fuel Company and GENCO participated in a SCANA utility money pool until January 2021, when that utility money pool was closed, and Fuel Company and GENCO joined the Dominion Energy utility money pool with other regulated subsidiaries of Dominion Energy. Money pool borrowings and investments bore interest at short-term market rates. For the nine months ended September 30, 2021, DESC recorded interest income from money pool transactions of less than $1 million, and for the same period DESC recorded interest expense from money pool transactions of less than $1 million. For the three and nine months ended September 30, 2020, DESC recorded interest income from money pool transactions of less than $1 million and $2 million, respectively, and for the same periods DESC recorded interest expense from money pool transactions of less than $1 million and $2 million, respectively. At December 31, 2020, DESC had outstanding money pool borrowings due to an affiliate of $206 million and investments due from an affiliate of $15 million. On its Consolidated Balance Sheet, DESC includes money pool borrowings within affiliated and related party payables and money pool investments within affiliated and related party receivables.

6. INCOME TAXES

DESC’s effective tax rate for the nine months ended September 30, 2021 is 7.2% compared to 18.2% for the nine months ended September 30, 2020. DESC’s effective tax rate for the nine months ended September 30, 2021 is primarily attributable to the nominal year-to-date pre-tax income resulting from charges in connection with the comprehensive settlement agreement discussed in Note 2.

DESC has recorded an estimate of excess deferred income tax amortization in 2021. The reversal of these excess deferred income taxes will impact the effective tax rate and rates charged to customers. See Note 3 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

As of September 30, 2021, there have been no material changes in DESC’s unrecognized tax benefits. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of these unrecognized tax benefits.

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

Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2021 and December 31, 2020, DESC would have been required to post $10 million and $10 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any amounts already posted for derivatives per contractual terms. DESC had posted $11 million and $1 million, respectively, of collateral at September 30, 2021 and December 31, 2020 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $21 million and $11 million at September 30, 2021 and December 31, 2020, respectively.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid. DESC’s commodity derivative assets are not subject to a master netting agreement or similar arrangement.

	September 30, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$21	$—	$11	$10	$27	$—	$17	$10
Total derivatives	$21	$—	$11	$10	$27	$—	$17	$10

(1)	Excludes $1 million and $— million of commodity derivative liabilities at September 30, 2021 and December 31, 2020, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of derivative activity at September 30, 2021. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Electricity (MWh):
Fixed price	1,756,930	22,928,956
Interest rate(1) (millions)	$—	$71
(1)	Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At September 30, 2021
ASSETS
Current Assets
Commodity	$—	$22	$22
Total current derivative assets(1)	—	22	22
Noncurrent Assets
Commodity	—	25	25
Total noncurrent derivative assets(2)	—	25	25
Total derivative assets	$—	$47	$47
LIABILITIES
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(3)	1	1	2
Noncurrent Liabilities
Commodity	—	1	1
Interest rate	12	7	19
Total noncurrent derivative liabilities(4)	12	8	20
Total derivative liabilities	$13	$9	$22
At December 31, 2020
LIABILITIES
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(3)	1	1	2
Noncurrent Liabilities
Interest rate	15	10	25
Total noncurrent derivative liabilities(4)	15	10	25
Total derivative liabilities	$16	$11	$27

(1)	Current derivative assets are presented in other current assets in the Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred debits and other assets in the Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in the Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in the Consolidated Balance Sheets.

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended September 30, 2021
Derivative type and location of gains (losses):
Interest rate	$1
Total	$1
Three Months Ended September 30, 2020
Derivative type and location of gains (losses):
Interest rate	$2
Total	$2
Nine Months Ended September 30, 2021
Derivative type and location of gains (losses):
Interest rate	$7
Total	$7
Nine Months Ended September 30, 2020
Derivative type and location of gains (losses):
Interest rate	$(2)
Total	$(2)

(1)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

Derivatives Not Designated as Hedging Instrument

(millions)		Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended September 30,	Location	2021	2020
Derivative type and location of gains (losses):
Commodity contracts	Purchased power	$3	$—
Interest rate contracts	Interest charges	—	—
Total		$3	$—
Nine Months Ended September 30,
Derivative type and location of gains (losses):
Commodity contracts	Purchased power	$3	$—
Interest rate contracts	Interest charges	(1)	(1)
Total		$2	$(1)

(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

8. FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

DESC’s fair value measurements are made in accordance with the policies discussed in Note 9 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2020. See Note 7 in this report for further information about DESC’s derivatives and hedge accounting activities. DESC applies fair value measurements to certain assets and liabilities including commodity and interest rate derivative instruments.

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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at September 30, 2021. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical forwards:
Electricity	$47	Discounted cash flow	Market price (per MWh)	(2)	24 - 77	38
Total assets	$47
Liabilities
Physical forwards:
Electricity	$1	Discounted cash flow	Market price (per MWh)	(2)	24 - 60	37
Total liabilities	$1
(1) Averages weighted by volume.
(2) Represents market prices beyond defined terms for Levels 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

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

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At September 30, 2021
Assets
Commodity	$—	$—	$47	$47
Total assets	$—	$—	$47	$47
Liabilities
Commodity	$—	$—	$1	$1
Interest rate	—	21	—	21
Total liabilities	$—	$21	$1	$22
At December 31, 2020
Liabilities
Interest rate	$—	$27	$—	$27
Total liabilities	$—	$27	$—	$27

The following table presents the net change in DESC's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category. There were no net changes in assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the three and nine months ended September 30, 2020.

	Three Months Ended	Nine Months Ended
	September 30,	September 30
	2021	2021
(millions)
Beginning balance	$(13)	$—
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	3	3
Included in regulatory assets/liabilities	59	46
Settlements	(3)	(3)
Ending balance	$46	$46

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2021.

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

	September 30, 2021		December 31, 2020
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,327	$4,468	$3,360	$4,748
Affiliated long-term debt	230	230	230	230

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

9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30,	2021	2020	2021	2020
Service cost	$3	$3	$—	$1
Interest cost	5	6	1	2
Expected return on assets	(12)	(11)	—	—
Amortization of actuarial losses	1	2	—	—
Net periodic benefit cost (credit)	$(3)	$—	$1	$3
Nine Months Ended September 30,
Service cost	$7	$10	$1	$3
Interest cost	15	18	4	6
Expected return on assets	(36)	(33)	—	—
Amortization of actuarial losses	4	5	—	—
Net periodic benefit cost (credit)	$(10)	$—	$5	$9

During the three and nine months ended September 30, 2021, DESC made no contributions to its pension trust and does not expect to make any such contributions in 2021. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

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

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. The ACE Rule regulated GHG emissions from existing coal-fired power plants pursuant to Section 111(d) of the CAA and required states to develop plans by July 2022 establishing unit-specific performance standards for existing coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE Rule and remanded it to the EPA. This decision would take effect upon issuance of the court’s mandate. In March 2021, the court issued a partial mandate vacating and remanding all parts of the ACE Rule except for the portion of the ACE Rule that repealed the Clean Power Plan. In October 2021, the U.S. Supreme Court agreed to hear a challenge of the U.S. Court of Appeals for the D.C. Circuit’s decision on the ACE Rule. While the EPA has stated its intention to replace the ACE Rule, it is unknown at this time if or how the EPA will issue a replacement for the ACE Rule and how that replacement will affect DESC’s operations, financial condition and/or cash flows.

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

DESC has four decommissioned MGP sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 at an estimated cost of $9 million. In addition, for one site, an updated work plan submitted to SCDHEC in September 2018, would increase costs by approximately $11 million if approved by federal and state agencies. In September 2020, this plan was submitted to the Army Corps of Engineers. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of September 30, 2021, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $21 million and are included in regulatory assets.

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

Claims and Litigation

The following describes certain legal proceedings involving DESC relating to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate, the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 include reserves of $133 million and $208 million, respectively, and insurance receivables of $8 million, included within other receivables. During the nine months ended September 30, 2021, DESC’s Consolidated Statements of Comprehensive Income include charges of $70 million ($53 million after-tax), included within impairment of assets and other charges. During both the three and nine months ended September 30, 2020, DESC’s Consolidated Statements of Comprehensive Income includes charges of $51 million ($38 million after-tax), included within impairment of assets and other charges.

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

In the nine months ended September 30, 2021, DESC reported after-tax net expense of $261 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment. In the nine months ended September 30, 2020, DESC reported after-tax net expense of $61 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment.

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

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended September 30, 2021
Dominion Energy South Carolina	$863	$149
Corporate and Other	—	(5)
Consolidated Total	$863	$144

Three Months Ended September 30, 2020
Dominion Energy South Carolina	$755	$153
Corporate and Other	—	(52)
Consolidated Total	$755	$101

Nine Months Ended September 30, 2021
Dominion Energy South Carolina	$2,299	$325
Corporate and Other	—	(261)
Consolidated Total	$2,299	$64

Nine Months Ended September 30, 2020
Dominion Energy South Carolina	$2,051	$319
Corporate and Other	—	(61)
Consolidated Total	$2,051	$258

12. AFFILIATED AND RELATED PARTY TRANSACTIONS

DESC owns 40% of Canadys Refined Coal, LLC, which was involved in the manufacturing and sale of refined coal to reduce emissions at one of DESC's generating facilities. DESC accounts for this investment using the equity method.

DESS, on behalf of itself and its parent company, provided the following services to DESC through December 2020, which were rendered at direct or allocated cost: information systems, telecommunications, customer support, marketing and sales, human resources, corporate compliance, purchasing, financial, risk management, public affairs, legal, investor relations, gas supply and capacity management, strategic planning, general administrative and retirement benefits. In addition, DESS processed and paid invoices for DESC and was reimbursed. Effective January 2021, DES provides to DESC the services previously provided by DESS. Costs for these services include amounts capitalized. Amounts expensed are primarily recorded in other operations and maintenance - affiliated suppliers and other income (expense), net in the Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2021	2020	2021	2020
Direct and allocated costs from DES and DESS(1)	$53	$72	$168	$202
Operating Revenues - Electric from sales to affiliate	—	1	2	3
Operating Expenses - Other taxes from affiliate	2	3	6	7
Purchases of electricity from solar affiliates	5	4	12	10
Demand and transportation charges from DECG - Fuel used in electric generation	—	5	—	14
Demand and transportation charges from DECG - Gas purchased for resale	—	11	—	33

(1)

Includes capitalized expenditures of $8 million and $23 million for the three months ended September 30, 2021 and 2020, respectively, and $23 million and $48 million for the nine months ended September 30, 2021 and 2020, respectively.

(millions)	September 30, 2021	December 31, 2020
Payable to DES and DESS	$20	$59
Payable to Public Service Company of North Carolina, Incorporated	—	5
Receivable from Public Service Company of North Carolina, Incorporated	29	—
Payable to solar affiliates	1	1
Receivable from nuclear affiliates	1	—
Payable to DEI	2	—
Derivative assets with affiliates(1)	9	—

(1)

Effective in the second quarter of 2021, contracts for the future purchase of certain quantities of electricity from solar affiliates no longer met the criteria for the normal purchase normal sale exception and are accounted for as derivative contracts.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2021	2020	2021	2020
Revenues from contracts with customers	$—	$—	$—	$1
Other income	3	3	10	10
Other expense	1	(6)	(15)	(11)
Allowance for equity funds used during construction	2	1	5	3
Other income (expense), net	$6	$(2)	$—	$3

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

•

The impact of extraordinary external events, such as the current pandemic health event resulting from COVID-19, and their collateral consequences, including extended disruption of economic activity in our markets and global supply chains;

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

Results of Operations

Presented below is a summary of DESC’s consolidated results:

	Third Quarter			Year-To-Date
(millions)	2021	2020	$ Change	2021	2020	$ Change
Net income	$148	$106	$42	$77	$266	$(189)

Overview

Third Quarter 2021 vs. 2020

Net income increased 40%, primarily due to the absence of charges associated with litigation.

Year-To-Date 2021 vs. 2020

Net income decreased 71%, primarily due to charges associated with the settlement of the South Carolina electric base rate case.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Third Quarter			Year-To-Date
(millions)	2021	2020	$ Change	2021	2020	$ Change
Operating revenues	$863	$755	$108	$2,299	$2,051	$248
Fuel used in electric generation	200	135	65	452	334	118
Purchased power	24	25	(1)	67	63	4
Gas purchased for resale	57	33	24	188	124	64
Other operations and maintenance	161	142	19	477	430	47
Impairment of assets and other charges	1	63	(62)	320	65	255
Depreciation and amortization	122	118	4	362	354	8
Other taxes	64	59	5	191	186	5
Other income (expense), net	6	(2)	8	—	3	(3)
Interest charges	50	57	(7)	159	173	(14)
Income tax expense	42	15	27	6	59	(53)

An analysis of DESC’s results of operations follows:

Third Quarter 2021 vs. 2020

Operating revenue increased 14%, primarily due to a $95 million increase in the fuel cost component included in utility rates as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($70 million) and gas utility customers ($25 million), an increase in sales to electric utility retail customers associated with economic and other usage factors ($15 million), an increase in sales to electric utility retail customers associated with growth ($7 million) and the absence of changes in excess deferred income tax amortization included within the capital cost rider ($7 million), partially offset by a decrease in sales to electric utility retail customers, primarily due to a decrease in cooling degree days ($17 million).

Fuel used in electric generation increased 48%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 73%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 13%, primarily due to an increase in outside services.

Impairment of assets and other charges decreased 98%, primarily due to the absence of charges associated with litigation ($51 million) and the absence of an impairment charge of certain nonutility property ($12 million).

Other income (expense), net increased $8 million, primarily due to lower non-service costs related to pension and other postretirement benefits.

Interest charges decreased 12%, primarily due to lower amortization on losses of reacquired debt associated with the settlement of the South Carolina electric base rate case.

Income tax expense increased $27 million, primarily due to higher pre-tax income ($17 million) and the absence of changes in excess deferred income tax amortization associated with the gain on the sale of SEMI’s assets ($7 million).

Year-To-Date 2021 vs. 2020

Operating revenue increased 12%, primarily due to a $195 million increase in the fuel cost component included in utility rates as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($130 million) and gas utility customers ($65 million), an increase in sales to electric utility retail customers associated with growth ($21 million), an increase in sales to electric utility retail customers associated with economic and other usage factors ($16 million) and an increase in sales to gas utility customers associated with growth ($5 million).

Fuel used in electric generation increased 35%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 52%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 11%, primarily due to an increase in outside services ($26 million), an increase in salaries, wages and benefits and administrative expenses ($9 million), an increase in materials and supplies ($9 million) and NND Project wind down costs ($5 million), partially offset by lower bad debt expense, primarily due to the effects of COVID-19 in 2020 ($9 million).

Impairment of assets and other charges increased $255 million, primarily due to charges associated with the settlement of the South Carolina electric base rate case ($249 million) and an increase in charges associated with litigation ($19 million), partially offset by the absence of an impairment charge of certain nonutility property ($12 million).

Other income (expense), net decreased $3 million, primarily due to charges associated with the settlement of the South Carolina electric base rate case ($18 million) partially offset by lower non-service costs related to pension and other postretirement benefits ($9 million).

Income tax expense decreased 90%, primarily due to lower pre-tax income ($60 million), partially offset by the absence of changes in excess deferred income tax amortization associated with the gain on the sale of SEMI’s assets ($7 million).

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: November 5, 2021		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer