Form 10-K
period 2021-12-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2022-02-24
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐  No ☒

At February 11, 2022, Dominion Energy South Carolina, Inc. had 40,296,147 shares of common stock outstanding, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
DSM	Demand-side management
ELG Rule	Effluent limitations guidelines for the steam electric power generating category
EMANI	European Mutual Association for Nuclear Insurance
EPA	U.S. Environmental Protection Agency
EPACT	Energy Policy Act of 2005
ERISA FASB	Employment Retirement Income Security Act of 1974 Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
IRS	Internal Revenue Service
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
MGP	Manufactured gas plant
MW	Megawatt
NAV	Net asset value
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
ORS	South Carolina Office of Regulatory Staff

PGA	Purchased gas adjustment
PHMSA	U.S. Pipeline Hazardous Materials Safety Administration
Price-Anderson	Price-Anderson Amendments Act of 1988
PSD	Prevention of significant deterioration
Questar Gas	Questar Gas Company, a wholly-owned subsidiary of Dominion Energy
RICO	Racketeer Influenced and Corrupt Organizations Act
ROE	Return on equity
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy's acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
Scope 1 emissions	Emissions that are produced directly by an entity’s own operations
Scope 2 emissions	Emissions from electricity a company consumes but does not generate from its own facilities
Scope 3 emissions	Emissions generated downstream of company operations by customers and upstream by suppliers
SEC	U.S. Securities and Exchange Commission
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

Part I

Item 1. Business

GENERAL

DESC, a public utility headquartered in Cayce, South Carolina, is a South Carolina corporation organized in 1924. DESC is a wholly-owned subsidiary of SCANA, which is a wholly-owned subsidiary of Dominion Energy. DESC conducts business under the name “Dominion Energy South Carolina.” At December 31, 2021, DESC had approximately 2,400 employees, of which approximately 720 were subject to collective bargaining agreements.

DESC is engaged in the generation, transmission and distribution of electricity to approximately 772,000 customers in the central, southern and southwestern portions of South Carolina. Additionally, DESC distributes natural gas to approximately 419,000 residential, commercial and industrial customers in South Carolina. DESC’s business experiences seasonal fluctuations, with generally higher sales of electricity during the summer and winter months because of air conditioning and heating requirements, and generally higher sales of natural gas during the winter months due to heating requirements.

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

Electric Regulation in South Carolina

DESC’s retail electric base rates in South Carolina are regulated on a cost-of-service/rate-of-return basis subject to South Carolina statutes and the rules and procedures of the South Carolina Commission. South Carolina base rates are set by a process that allows DESC to recover its operating costs and a return on invested capital. If retail electric earnings exceed the authorized ROE established by the South Carolina Commission, retail electric rates may be subject to review and possible reduction, which may decrease DESC’s future earnings. Additionally, if the South Carolina Commission does not allow recovery of costs incurred in providing service on a timely basis, DESC’s future earnings could be negatively impacted. Fuel costs are reviewed annually by the South Carolina Commission, as required by statute, and fuel rates are subject to revision in these annual fuel proceedings. DESC also submits annual filings to the South Carolina Commission for rider recovery related to its DSM program and pension costs. The DSM rider includes recovery of any net lost revenues and for a shared savings incentive.

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

DESC’s natural gas tariffs include a purchased gas adjustment that provides for the recovery of prudently incurred gas costs, including transportation costs. DESC is authorized to adjust its purchased gas rates monthly and makes routine filings with the South Carolina Commission to provide notification of changes in these rates. Costs that are under or over recovered are deferred as regulatory assets or liabilities, respectively, and considered in subsequent purchased gas adjustments. The purchased gas adjustment filings generally cover a prospective twelve-month period. Increases or decreases in purchased gas costs can result in corresponding changes in purchased gas adjustment rates and the revenue generated by those rates. The South Carolina Commission reviews DESC’s gas purchasing policies and practices, including its administration of the purchased gas adjustment, annually.

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

DESC is subject to FERC’s Standards of Conduct that govern conduct between transmission function employees of interstate gas and electric transmission providers and the marketing function employees of its affiliates. The rule defines the scope of transmission and marketing-related functions that are covered by the standards and is designed to prevent transmission providers from giving affiliates undue preferences.

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

EPACT included provisions to create an Electric Reliability Organization, which is required to promulgate mandatory reliability standards governing the operation of the bulk power system in the U.S. FERC has certified NERC as the Electric Reliability Organization and also issued an initial order approving many reliability standards that went into effect in 2007. Entities that violate standards will be subject to fines of up to $1.4 million per day, per violation and can also be assessed non-monetary penalties, depending upon the nature and severity of the violation.

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

In February 2021, DESC and the other members of the Southeast Energy Exchange Market submitted the Southeast Energy Exchange Market Agreement to FERC for authorization. This agreement sets forth the framework and rules for establishing and maintaining a new electronic trading platform designed to enhance the existing bilateral market in the Southeast utilizing zero-charge transmission service. That transmission service, in turn, will be voluntarily provided by participating transmission service providers, including DESC. In October 2021, the Southeast Energy Exchange Market Agreement became effective by operation of law as a result of a split FERC vote. The members expect the Southeast Energy Exchange Market platform to be operational in the third quarter of 2022.

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

DESC has been and may continue to be or become subject to legal proceedings and governmental investigations and examinations. DESC has been subject to numerous federal and state legal proceedings and governmental investigations relating to the decision of SCANA and DESC to abandon construction at the NND Project. DESC has spent, and continues to spend, substantial amounts of time and money defending these lawsuits and proceedings and on related investigations. In addition, juries have demonstrated a willingness to grant large awards in certain cases, including personal injury claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and may not be recoverable, in whole or in part, by insurance or in rates from our customers. The outcome of these legal proceedings, investigations and examinations, including settlements, may adversely affect DESC’s financial condition or results of operation.

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

Compliance with federal and/or state requirements imposing limitations on GHG emissions or  efficiency improvements, as well as Dominion Energy’s commitment to achieve net zero carbon and methane emissions by 2050, may result in significant compliance costs, could result in certain of DESC’s electric generation units or natural gas facilities being uneconomical to maintain or operate and may depend upon technological advancements which may be beyond DESC’s control. In February 2020, Dominion Energy announced its commitment to achieve net zero carbon and methane Scope 1 emissions by 2050. In February 2022, Dominion Energy expanded this commitment to cover Scope 2 emissions and material categories of Scope 3 emissions. To help Dominion Energy meet this commitment, DESC may need to construct new electric generation facilities, including renewable facilities such as solar. DESC will also need to depend on technological improvements not currently in commercial development. Additionally, actions taken in furtherance of Dominion Energy’s net zero commitment may impact existing generation facilities, including as a result of fuel switching and/or the retirement of high-emitting generation facilities and their potential replacement with lower-emitting generation facilities. Further, the ability to realize this commitment may require DESC to be able to obtain significant financing. The federal government or South Carolina may also enact legislation or regulations relating to climate change matters such as the reduction of GHG emissions and renewable energy portfolio standards, similar to the Virginia Clean Economy Act of 2020.

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

Construction Risks

DESC’s infrastructure build and expansion plans often require regulatory approval, including environmental permits, before commencing construction and completing projects. DESC may not complete facility construction, electric transmission line, conversion or other infrastructure projects that it commences, or it may complete projects on materially different terms, costs or timing than initially estimated or anticipated, and it may not be able to achieve the intended benefits of any such project, if completed. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies, and such approvals could include mitigation costs which may be material to DESC. Projects may not be able to be completed on time or in accordance with our estimated costs as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, concerns raised during stakeholder engagement, a decline in the credit strength of counterparties or vendors, inflation, or other factors beyond DESC’s control. Even if facility construction, electric transmission line, conversion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of DESC following completion of the projects may not meet expectations. Start-up and operational issues can arise in connection with the commencement of commercial operations at our facilities. Such issues may include failure to meet specific operating parameters, which may require adjustments to meet or amend these operating parameters. Additionally, DESC may not be able to timely and effectively integrate the projects into its operations and such integration may result in unforeseen operating difficulties or unanticipated costs. Further, regulators may disallow recovery of some of the costs of a project if they are deemed not to be prudently incurred. Any of these or other factors could adversely affect DESC’s ability to realize the anticipated benefits from the facility construction, electric transmission line, conversion and other infrastructure projects.

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

A successful cyber attack through third-party or insider action on the systems that control DESC’s electric generation and electric or gas transmission or distribution assets could severely disrupt business operations, preventing DESC from serving customers or collecting revenues. The breach of certain business systems could affect DESC’s ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to DESC’s reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data at DESC or one of its vendors could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. If a significant breach were to occur, the reputation of DESC also could be adversely affected. While DESC maintains property and casualty insurance, along with other contractual provisions, that may cover certain damage caused by potential cyber incidents, all damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. For these reasons, a significant cyber incident could materially and adversely affect DESC’s business, financial condition and results of operations.

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

DESC’s financial results can be adversely affected by various factors driving supply and demand for electricity and gas and related services. Technological advances required by federal laws mandate new levels of energy efficiency in end-use devices, including lighting, furnaces and electric heat pumps and could lead to declines in per capita energy consumption. Additionally, certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Consumer demand for our services may also be impacted by any price increases, including those driven from factors beyond our control such as inflation or increased prices in natural gas.  Further, DESC’s business model is premised upon the cost efficiency of the production, transmission and distribution of large-scale centralized utility generation. However, advances in distributed generation technologies, such as solar cells, gas microturbines, battery storage and fuel cells, may make these alternative generation methods competitive with large-scale utility generation, and change how customers acquire or use our services. The widescale implementation of alternative generation methods could negatively impact the reliability of DESC’s electric grid and/or result in significant costs to enhance the grid.  DESC has an exclusive franchise to serve retail electric customers in its South Carolina service territory. If regulatory conditions change, DESC’s exclusive franchise may erode.

Reduced energy demand or significantly slowed growth in demand due to customer adoption of energy efficient technology, conservation, distributed generation, regional economic conditions, or the impact of additional compliance obligations, unless substantially offset through regulatory cost allocations, could adversely impact the value of DESC’s business activities.

DESC may be materially adversely affected by negative publicity or the inability of Dominion Energy to meet its stated commitments. From time to time, political and public sentiment may result in a significant amount of adverse press coverage and other adverse public statements affecting DESC. Additionally, any failure by Dominion Energy to realize its commitments to achieve net zero carbon and methane emissions by 2050, increase workforce diversity, enhance the customer experience or other long-term goals could lead to adverse press coverage and other adverse public statements affecting DESC. The ability to comply with some or all of Dominion Energy’s voluntary commitments may be outside of DESC’s control. For example, Dominion Energy is dependent on the actions of third parties to meet the expanded commitment regarding Scope 2 emissions and Scope 3 emissions. If downstream customers or upstream suppliers do not sufficiently reduce their GHG emissions, Dominion Energy may not achieve its net zero emissions goal. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims as well as adverse outcomes.

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

Failure to attract and retain key executive officers and an appropriately qualified workforce could have an adverse effect on DESC’s operations. DESC’s business strategy is dependent on its ability to recruit, retain and motivate employees. DESC’s key executive officers are the CEO, CFO and president and those responsible for financial, operational, legal, regulatory, accounting, information technology and cybersecurity functions. Competition for skilled management employees in these areas of DESC’s business operations is high. Certain events, such as an aging workforce, mismatch of skill set, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the length of time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or future availability and cost of contract labor may adversely affect the ability to manage and operate DESC’s business. In addition, certain specialized knowledge is required of DESC’s technical employees for construction and operation of transmission, generation and distribution assets. DESC’s inability to attract and retain these employees could adversely affect its business and future operating results.

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

An inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on DESC’s operations and ability to generate cash flow. DESC is dependent on certain financing arrangements with Dominion Energy for any borrowings necessary to meet its working capital and other financial needs. If Dominion Energy’s funding resources were to become unavailable to Dominion Energy, DESC’s access to funding would also be in jeopardy. In the future, an inability to obtain additional financing from other sources on acceptable terms could negatively affect its financial condition, cash flows, anticipated financial results or impair its ability to generate additional cash flows. The ability to obtain bank financing or to access the capital markets for future debt offerings may be limited by the financial condition of DESC at the time of any such financing or offering or other debt agreements in place at the time, adverse market conditions or other contingencies and uncertainties that are beyond our control.

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

Market performance, interest rates and other changes may decrease the value of DESC’s decommissioning trust fund and benefit plan assets or increase DESC’s liabilities, which could then require significant additional funding. The performance of the capital markets affects the value of the assets that are held in trust to satisfy future obligations to decommission DESC’s nuclear plant and under DESC’s pension plan. DESC has significant obligations in these areas and holds significant assets in these trusts. These assets are subject to market fluctuation and will yield uncertain returns, which may fall below expected return rates.

With respect to the decommissioning trust fund, a decline in the market value of these assets may increase the funding requirements of the obligations to decommission DESC’s nuclear plant or require additional NRC-approved funding assurance.

A decline in the market value of the assets held in trusts to satisfy future obligations under DESC’s pension plan may increase the funding requirements under such plans. Additionally, changes in interest rates will affect the liabilities under DESC’s pension plan; as interest rates decrease, the liabilities increase, potentially requiring additional funding. Further, changes in demographics, including increased numbers of retirements or changes in mortality assumptions, may also increase the funding requirements of the obligations related to the pension plan.

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

Public health crises and epidemics or pandemics, such as COVID-19, could adversely affect DESC’s business, results of operations, financial condition, liquidity and/or cash flows.  The effects of the continued outbreak of the COVID-19 pandemic and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. The effects could also have a variety of adverse impacts on DESC, including reduced demand for energy, particularly from commercial and industrial customers, impairment of long-lived assets and diminished ability of Dominion Energy or DESC to access funds from financial institutions and capital markets.  There remains uncertainty regarding the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. Such restrictions may cause operational interruptions and delays in construction projects, which, in the case of renewable energy projects, could delay the expected in-service dates of these projects and financial statement impact of the investment tax credits associated with these projects. For the duration of the outbreak of COVID-19, voluntary suspension, or potential legislative or government action, such as legislation similar to that enacted in Virginia in November 2020, may limit DESC’s ability to collect on overdue accounts or disconnect services for non-payment, which may cause a decrease in DESC’s results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

DESC has approximately 3,800 miles and 18,700 miles of electric transmission and distribution lines, respectively, exclusive of service level lines, in South Carolina. The grants for most of DESC’s electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying property titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, DESC owns 458 substations.

DESC’s natural gas system includes approximately 19,200 miles of distribution mains and related service facilities, which are supported by approximately 400 miles of transmission pipeline.

DESC owns two LNG facilities, one located near Charleston, South Carolina, and the other in Salley, South Carolina. The Charleston facility can store the liquefied equivalent of approximately 1.0 bcf of natural gas, can regasify approximately 6% of its storage capacity per day and can liquefy less than 1% of its storage capacity per day. The Salley facility can store the liquefied equivalent of approximately 0.9 bcf of natural gas and can regasify approximately 10% of its storage capacity per day. The Salley facility has no liquefying capabilities.

DESC’s bond indenture, which secures its first mortgage bonds, constitutes a direct mortgage lien on substantially all of its electric utility property.

The following table lists DESC’s generating units and capability as of December 31, 2021.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Jasper (CC)(1)	Hardeeville, SC	863
Columbia Energy Center (CC)(1)	Gaston, SC	519
Urquhart (CC)(1)	Beech Island, SC	458
McMeekin	Irmo, SC	250
Hagood (CT)(1)	Charleston, SC	126
Urquhart Unit 3	Beech Island, SC	95
Urquhart (CT)(1)	Beech Island, SC	87
Parr (CT)(1)(2)	Jenkinsville, SC	47
Coit (CT)(1)(2)	Columbia, SC	26
Williams (CT)(1)(2)	Goose Creek, SC	16
Total Gas(3)		2,487		40%
Coal
Williams	Goose Creek, SC	605
Cope(4)	Cope, SC	415
Wateree(5)	Eastover, SC	342
Total Coal		1,362		22
Hydro
Fairfield	Jenkinsville, SC	576
Saluda	Irmo, SC	190
Other	Various	18
Total Hydro		784		13
Nuclear
Summer	Jenkinsville, SC	651	(6)	11
		5,284
Power Purchase Agreements		898	(7)	14
Total Utility Generation		6,182		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)	Capable of burning fuel oil as a secondary source.
(2)	Expected to be retired by the end of 2025.
(3)	Excludes the Hardeeville gas combustion turbine which currently does not have any net summer capability and is expected to be retired by the end of 2025.
(4)	Capable of burning natural gas as a secondary source.
(5)	Excludes Wateree Unit 2 (342 MW) that is temporarily unavailable and it is expected to be returned to service in 2022.
(6)	Excludes 33.3% undivided interest owned by Santee Cooper.
(7)	Includes 189 MW from agreements with certain solar facilities within Dominion Energy.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for DESC’s common stock, all of which is owned by SCANA. DESC may pay cash dividends in 2022 but is neither required to nor restricted, except as described in Note 5 to the Consolidated Financial Statements, from making such payments.

Item 6. [Reserved]

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

•	Cost of environmental strategy and compliance, including those costs related to climate change;
•	Changes in implementation and enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;
•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals or related appeals;
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

•	Adverse outcomes in litigation matters or regulatory proceedings, including matters related to the NND Project;
•	Counterparty credit and performance risk;
•	Fluctuations in the value of investments held in nuclear decommissioning and benefit plan trusts;
•	Fluctuations in energy-related commodity prices and the effect these could have on DESC’s liquidity position and the underlying value of its assets;
•	Fluctuations in interest rates;
•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;
•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;
•	Political and economic conditions, including inflation and deflation;
•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees; and
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies.

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

RESULTS OF OPERATIONS

Presented below is a summary of DESC’s results:

Year Ended December 31,	2021	$ Change	2020
(millions)
Net income	$229	$(79)	$308

Overview

2021 VS. 2020

Net income decreased 26%, primarily due to charges associated with the settlement of the South Carolina electric base rate case.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

Year Ended December 31,	2021	$ Change	2020
(millions)
Operating revenues	$3,146	$407	$2,739
Fuel used in electric generation	646	199	447
Purchased power	116	30	86
Gas purchased for resale	285	104	181
Other operations and maintenance	606	36	570
Impairment of assets and other charges	320	209	111
Depreciation and amortization	486	12	474
Other taxes	255	16	239
Other expense, net	(2)	21	(23)
Interest charges	192	(37)	229
Income tax expense	9	(62)	71

An analysis of DESC’s results of operations follows:

2021 VS. 2020

Operating revenue increased 15% primarily reflecting:

•

A $345 million increase in the fuel cost component included in utility rates as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility customers ($241 million) and gas utility customers ($104 million);

•	A $27 million increase in sales to electric utility retail customers associated with economic and other usage factors
•	A $26 million increase in sales to electric utility retail customers associated with growth;
•	A $11 million increase in non-fuel base rates associated with the settlement of the South Carolina electric base rate case;
•	A $8 million increase in sales to gas utility customers associated with growth; and
•	A $6 million increase associated with increased infrastructure cost recovery under the RSA; partially offset by
•

A $8 million decrease in sales to electric utility retail customers from a decrease in cooling degree days during the cooling season ($14 million) partially offset by an increase in heating degree days during the heating season ($6 million).

Fuel used in electric generation increased 45%, primarily due to increased fuel costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Purchased power increased 35%, primarily due to an increase in costs associated with electric utility customers ($46 million), which are offset in operating revenue and do not impact net income, partially offset by a decrease in capacity expense ($9 million).

Gas purchased for resale increased 57%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 6%, primarily due to an increase in salaries, wages and benefits and administrative expenses ($39 million), an increase in outside services ($7 million) and an increase in costs associated with the settlement of the South Carolina electric base rate case ($7 million), partially offset by lower bad debt expense, primarily due to the effects of COVID-19 in 2020 ($7 million).

Impairment of assets and other charges increased $209 million, primarily due to charges associated with the settlement of the South Carolina electric base rate case ($249 million), partially offset by a decrease in charges associated with litigation ($27 million) and the absence of an impairment charge of certain nonutility property ($12 million).

Other expense decreased 91%, primarily due to lower non-service costs related to pension and other postretirement benefits ($14 million), a benefit from the reversal of penalty expense associated with the effective settlement of uncertain tax positions ($7 million) and the absence of a pension settlement charge ($6 million), partially offset by charges associated with the settlement of the South Carolina electric base rate case ($18 million).

Interest charges decreased 16%, primarily due to a benefit associated with the effective settlement of uncertain tax positions ($28 million), lower money pool interest ($8 million) and lower amortization on losses of reacquired debt associated with the settlement of the South Carolina electric base rate case ($8 million).

Income tax expense decreased 87%, primarily due to lower pre-tax income ($35 million) and a benefit associated with the effective settlement of uncertain tax positions ($38 million), partially offset by the absence of changes in excess deferred income tax amortization associated with the gain on the sale of SEMI’s assets ($7 million).

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

MARKET RISK SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

DESC’s financial instruments, commodity contracts and related financial derivative instruments are exposed to potential losses due to adverse changes in interest rates and commodity prices as described below. Interest rate risk is generally related to DESC’s outstanding debt and future issuances of debt. In addition, DESC is exposed to investment price risk through various portfolios of equity and debt securities.

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% change in interest rates.

Commodity Price Risk

To manage price risk, DESC holds commodity-based derivative instruments held for non-trading purposes associated with the purchases of electricity.

The derivatives used to manage commodity price risk are executed within established policies and procedures and include instruments such as physical forwards that are sensitive to changes in the related commodity prices. For sensitivity analysis purposes, the hypothetical change in market prices of commodity-based derivative instruments is determined based on models that consider the market prices of commodities in future periods, as well as the time value factors of the derivative instruments. Prices are principally determined based on observable market prices.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $85 million in the fair value of DESC’s commodity-based derivative instruments as of December 31, 2021. As of December 31, 2020, DESC did not hold commodity-based derivative instruments held for non-trading purposes.

The impact of a change in energy commodity prices on DESC’s commodity-based derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled.

Interest Rate Risk

DESC manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at December 31, 2021 or December 31, 2020.

DESC also uses interest rate derivatives, including forward-starting swaps and interest rate swaps to manage interest rate risk. As of December 31, 2021, DESC had $71 million in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $3 million in the fair value of DESC’s interest rate derivatives at December 31, 2021. As of December 31, 2020, DESC had $71 million in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $1 million in the fair value of DESC’s interest rate derivatives at December 31, 2020.

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

DESC recognized net investment gains (including investment income) on nuclear decommissioning trust investments of $18 million and $24 million for the years ended December 31, 2021 and 2020, respectively.

DESC participates in the SCANA sponsored pension plan that holds investments in trusts to fund employee benefit payments. DESC’s pension plan assets experienced aggregate actual returns of $62 million and $84 million in 2021 and 2020, respectively, versus expected returns of $48 million and $45 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. A hypothetical 0.25% decrease in the assumed long-term rates of return on

DESC’s plan assets would result in an increase in net periodic cost of $2 million at both December 31, 2021 and 2020, for pension benefits.

Risk Management Policies

DESC has established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion Energy has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including DESC. Dominion Energy maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion Energy also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and DESC’s December 31, 2021 provision for credit losses, management believes that it is unlikely that a material adverse effect on DESC’s financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Dominion Energy South Carolina, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dominion Energy South Carolina, Inc. (an indirect, wholly-owned subsidiary of Dominion Energy, Inc.) and affiliates (“DESC”) at December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), changes in common equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of DESC at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Board of Directors and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

The accounting for DESC’s regulated gas and regulated electric operations differs from the accounting for nonregulated operations in that DESC is required to reflect the effect of rate regulation in its consolidated financial statements. For regulated businesses subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds or other benefits through future rates or when revenue is collected from customers for expenditures that have yet to be incurred.

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

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 24, 2022

We have served as DESC’s auditor since 1945.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

At December 31,	2021	2020
(millions)
ASSETS
Utility plant in service	$14,200	$13,680
Accumulated depreciation and amortization	(5,192)	(5,027)
Construction work in progress	481	460
Nuclear fuel, net of accumulated amortization	216	221
Utility plant, net ($729 and $730 related to VIEs)	9,705	9,334
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	42	39
Assets held in trust, nuclear decommissioning	256	238
Nonutility property and investments, net	298	277
Current Assets:
Cash and cash equivalents	30	5
Receivables:
Customer, net of allowance for uncollectible accounts of $5 and $10	358	365
Affiliated and related party	16	16
Other	152	64
Inventories (at average cost):
Fuel	60	68
Gas storage	25	14
Materials and supplies	186	176
Prepayments	70	75
Regulatory assets	361	229
Other current assets	57	27
Total current assets ($77 and $103 related to VIEs)	1,315	1,039
Deferred Debits and Other Assets:
Regulatory assets	3,323	3,726
Affiliated receivables	66	—
Other	220	103
Total deferred debits and other assets ($31 and $35 related to VIEs)	3,609	3,829
Total assets	$14,927	$14,479

See Notes to Consolidated Financial Statements.

At December 31,	2021	2020
(millions)
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,016	$4,017
Retained earnings	335	277
Accumulated other comprehensive loss	(1)	(2)
Total common equity	4,350	4,292
Noncontrolling interest	175	192
Total Equity	4,525	4,484
Long-term debt, net	3,724	3,327
Affiliated long-term debt	230	230
Finance leases	10	15
Total long-term debt	3,964	3,572
Total capitalization	8,489	8,056
Current Liabilities:
Securities due within one year	5	39
Accounts payable	232	178
Affiliated and related party payables	458	457
Customer deposits and customer prepayments	73	70
Taxes accrued	222	215
Interest accrued	73	95
Regulatory liabilities	245	283
Reserves for litigation and regulatory proceedings	211	208
Other	144	40
Total current liabilities	1,663	1,585
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	975	858
Asset retirement obligations	599	597
Pension and other postretirement benefits	164	172
Regulatory liabilities	2,936	3,005
Affiliated liabilities	—	13
Other	101	193
Total deferred credits and other liabilities	4,775	4,838
Commitments and Contingencies (see Note 12)
Total capitalization and liabilities	$14,927	$14,479

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Year Ended December 31,	2021	2020	2019
(millions)
Operating Revenue(1)	$3,146	$2,739	$1,929
Operating Expenses:
Fuel used in electric generation(1)	646	447	573
Purchased power(1)	116	86	54
Gas purchased for resale(1)	285	181	216
Other operations and maintenance	417	357	388
Other operations and maintenance – affiliated suppliers	189	213	244
Impairment of assets and other charges	320	111	695
Depreciation and amortization	486	474	450
Other taxes(1)	255	239	250
Total operating expenses	2,714	2,108	2,870
Operating income (loss)	432	631	(941)
Other expense, net	(2)	(23)	(33)
Interest charges, net of allowance for funds used during construction of $3, $5 and $5(1)	192	229	260
Income (loss) before income tax expense (benefit)	238	379	(1,234)
Income tax expense (benefit)	9	71	(12)
Net Income (Loss)	229	308	(1,222)
Other Comprehensive Income:
Deferred cost of employee benefit plans, net of tax of $-, $- and $-	1	1	1
Total Comprehensive Income (Loss)	230	309	(1,221)
Comprehensive Income Attributable to Noncontrolling Interest	21	12	18
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	$209	$297	$(1,239)

(1)   See Note 16 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2021	2020	2019
(millions)
Operating Activities
Net income (loss)	$229	$308	$(1,222)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of assets and other charges	311	(14)	576
Provision for refunds to electric customers	—	—	800
Gain on sale of assets	—	—	(7)
Deferred income taxes, net	117	229	(379)
Depreciation and amortization	486	474	464
Amortization of nuclear fuel	34	41	53
Other adjustments	14	25	(4)
Changes in certain assets and liabilities:
Receivables	(79)	(8)	(36)
Receivables – affiliated and related party	(15)	4	1
Inventories	(13)	14	(76)
Prepayments	13	15	(9)
Regulatory assets	(152)	21	(20)
Regulatory liabilities	(109)	(193)	265
Accounts payable	44	(19)	(54)
Accounts payable – affiliated and related party	(59)	52	(15)
Revenue subject to refund	—	—	(73)
Interest accrued	(22)	—	—
Unrecognized tax benefits	—	—	52
Taxes accrued	7	(3)	(10)
Pension and other postretirement benefits	(8)	(31)	(27)
Other assets and liabilities	(79)	97	169
Net cash provided by operating activities	719	1,012	448
Investing Activities
Property additions and construction expenditures	(758)	(742)	(497)
Proceeds from (purchases of) investments and sales of assets	7	(12)	39
Purchase of investments	(9)	15	(54)
Purchase of investments – affiliate	—	(1)	—
Short-term investments - affiliated	15	—	—
Investment in affiliate, net	—	(7)	344
Other	(5)	—	—
Net cash used in investing activities	(750)	(747)	(168)
Financing Activities
Proceeds from issuance of debt	397	—	—
Proceeds from issuance of affiliated debt	—	—	230
Repayment of long-term debt, including redemption premiums	(34)	—	(1,890)
Dividend to parent	(188)	(38)	(30)
Short-term borrowings, net	—	—	(73)
Short-term borrowings – affiliated, net	60	(219)	292
Contribution from parent	—	—	838
Return of capital to parent	(150)	—	(20)
Other	(5)	(7)	—
Net cash provided by (used in) financing activities	80	(264)	(653)
Net increase (decrease) in cash, restricted cash and equivalents	49	1	(373)
Cash, restricted cash and equivalents at beginning of period(1)	5	4	377
Cash, restricted cash and equivalents at end of period(1)	$54	$5	$4
Supplemental Cash Flow Information
Cash for:
Interest paid (net of capitalized interest of $3, $5 and $5)	175	176	220
Income taxes paid	16	—	13
Income taxes received	—	220	—
Noncash investing and financing activities:(2)
Accrued construction expenditures	110	48	120
Leases(3)	—	3	12
Contributed capital	149	322	1

(1)   Includes $24 million of restricted cash for the year ended December 31, 2021. For the years ended December 31, 2020 and 2019 there were no restricted cash and equivalent balances.

(2)   See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements. See Note 5 for noncash financing activities related to capital contributions associated with the settlement of litigation. See Note 12 for noncash investing activities related to the property, plant and equipment conveyed to satisfy litigation.

(3)   Includes $3 million and $4 million of financing leases entered into during the years ended December 31, 2020 and 2019, respectively, and $8 million of operating leases entered into during the year ended December 31, 2019.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

	Common Stock
(millions)	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
December 31, 2018	40	$2,860	$1,279	$(3)	$179	$4,315
Cumulative-effect of change in accounting principle			1	(1)		—
Total comprehensive income (loss) available (attributable) to common shareholder			(1,240)	1	18	(1,221)
Capital contribution from parent		835			3	838
Capital contribution returned to parent					(20)	(20)
Dividend to parent			(20)			(20)
December 31, 2019	40	3,695	20	(3)	180	3,892
Total comprehensive income available to common shareholder			295	1	12	308
Capital contribution from parent		322				322
Dividend to parent			(38)			(38)
December 31, 2020	40	4,017	277	(2)	192	4,484
Total comprehensive income available to common shareholder			208	1	21	230
Capital contribution from parent		149				149
Return of capital to parent		(150)				(150)
Dividend to parent			(150)		(38)	(188)
December 31, 2021	40	$4,016	$335	$(1)	$175	$4,525

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

Additionally, effective January 2021, DESC purchases shared services from DES, an affiliated VIE that provides accounting, legal, finance and certain administrative and technical services to all Dominion Energy subsidiaries, including DESC. DESC previously purchased such services from DESS, an affiliated VIE, that had provided such services to all SCANA subsidiaries. DESC has determined that it is not the primary beneficiary of DES as it does not have either the power to direct the activities that most significantly impact its economic performance or an obligation to absorb losses and benefits which could be significant to it. See Note 16 for amounts attributable to affiliates.

DESC reports certain contracts and instruments at fair value. See Note 9 for further information on fair value measurements.

DESC maintains pension and other postretirement benefit plans. See Note 11 for further information on these plans.

Certain amounts in the 2020 and 2019 Consolidated Financial Statements and Notes have been reclassified to conform to the 2021 presentation for comparative purposes; however, such reclassifications did not affect DESC’s net income, total assets, liabilities, equity or cash flows. Effective in the second quarter of 2021, DESC updated its Statements of Cash Flows to present net charges for allowance for credit risk and write-offs of accounts receivables within other adjustments to reconcile net income to net cash provided by operating activities from the previous presentation within changes in accounts receivable. All prior period information has been conformed to this presentation, which does not result in a change to net cash provided by operating activities.

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

AFUDC is a noncash item that reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFUDC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. DESC calculated AFUDC using average composite rates of 2.6%, 2.6% and 4.3% for 2021, 2020 and 2019, respectively. These rates do not exceed the maximum rates allowed in the various regulatory jurisdictions. DESC capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

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

Provisions for depreciation and amortization are recorded using the straight-line method based on the estimated service lives of the various classes of property, and in most cases, include provisions for future cost of removal. The composite weighted average depreciation rates for utility plant by function were as follows:

	2021(1)	2020
Generation	2.46%	2.50%
Transmission	2.56%	2.56%
Distribution	2.48%	2.42%
Storage	2.85%	2.75%
General and other	2.27%	3.17%

(1)

Rates include the impact of a change in depreciation rates approved in connection with the settlement of the electric base rate case, which resulted in a decrease to depreciation expense of $6 million and an expected annual decrease of $12 million.

DESC records nuclear fuel amortization using the units-of-production method, which is included in fuel used in electric generation and recovered through the fuel cost component of retail electric rates.

Major Maintenance

Planned major maintenance costs related to certain fossil fuel turbine generator equipment, nuclear refueling outages and cyclical tree trimming and vegetation management are collected in rates and accrued in periods other than when incurred in accordance with approval by the South Carolina Commission for such accounting treatment and rate recovery of expenses accrued thereunder. The difference between such cumulative major maintenance costs and cumulative collections is classified as a regulatory asset or regulatory liability on the consolidated balance sheet. Other planned major maintenance is expensed when incurred.

Effective September 2021, DESC is authorized to collect $25 million annually through electric rates to offset certain turbine generator maintenance expenditures. Prior to September 2021, DESC was authorized to collect $18 million annually. For the years ended December 31, 2021 and 2020, DESC incurred $20 million and $19 million, respectively, for turbine generator maintenance.

Nuclear refueling outages are scheduled 18 months apart. As approved by the South Carolina Commission, DESC accrues $17 million annually for its portion of the nuclear refueling outages, that are scheduled to occur from the fall of 2021 through the fall of 2027 as well as unrecovered balances from the previous accrual cycle. Refueling outage costs incurred for which DESC was responsible totaled $24 million in 2021 and $23 million in 2020.

Effective September 2021, DESC implemented a tree trimming and vegetation management accrual where costs associated with cyclical tree trimming and vegetation management are accrued over the five-year operating cycle DESC seeks to maintain for such activities. As approved by the South Carolina Commission, DESC accrues $28 million annually. In 2021, DESC accrued $9 million during the period the accrual was effective and incurred costs totaling $9 million.

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

Nuclear Decommissioning

Based on a decommissioning cost study completed in 2020, DESC’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer, including the cost of decommissioning plant components both subject to and not subject to radioactive contamination, totals $764 million, stated in 2021 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer. The cost estimate assumes that the site will be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

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

Restricted Cash and Equivalents

Beginning in 2021, DESC holds restricted cash and equivalent balances that consists of federal assistance funds to be used towards customer bill assistance.

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within DESC’s Consolidated Balance Sheets to the corresponding amounts reported within DESC’s Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019:

	Cash, Restricted Cash and Equivalents at End/Beginning of Year
	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
(millions)
Cash and cash equivalents	$30	$5	$4	$377
Restricted cash and equivalents(1)	24	—	—	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$54	$5	$4	$377
(1)	At December 31 2020, 2019 and 2018 there were no restricted cash and equivalent balances.

Receivables

Customer receivables reflect amounts due from customers arising from the delivery of energy or related services and include both billed and unbilled amounts earned pursuant to revenue recognition practices described in Note 4. Customer receivables are generally due within one month of receipt of invoices which are presented on a monthly cycle basis. Unbilled revenues totaled $139 million and $156 million at December 31, 2021 and 2020, respectively.

DESC sells electricity and natural gas and provides distribution and transmission services to customers in South Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of DESC’s customer base, which includes a large number of residential, commercial and industrial customers. Credit risk associated with accounts receivable is limited due to the large number of customers. DESC’s exposure to potential concentrations of credit risk results primarily from amounts due from Santee Cooper related to the jointly owned nuclear generating facility at Summer. Such receivables represented approximately 6% of DESC’s accounts receivable balance at December 31, 2021.

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

Income Taxes

A consolidated federal income tax return is filed for Dominion Energy and its subsidiaries, including DESC. In addition, where applicable, combined income tax returns for Dominion Energy, including DESC, are filed in various states including South Carolina; otherwise, separate state income tax returns are filed.

DESC participates in an intercompany tax sharing agreement with Dominion Energy. Current income taxes are based on taxable income or loss and credits determined on a separate company basis.

Under the agreements, if a subsidiary incurs a tax loss or earns a credit, recognition of current income tax benefits is limited to refunds of prior year taxes obtained by the carryback of the net operating loss or credit or to the extent the tax loss or credit is absorbed by the taxable income of other Dominion Energy consolidated group members. Otherwise, the net operating loss or credit is carried forward and is recognized as a deferred tax asset until realized.

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

DESC recognizes positions taken, or expected to be taken, in income tax returns that are more-likely-than-not to be realized, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2021, DESC had $62 million of unrecognized tax benefits.

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

In 2021, DESC reflected a $21 million benefit in interest expense associated with the effective settlement of uncertain tax positions.  Interest expense for DESC was $7 million in 2020 and $18 million in 2019. Interest income for DESC was less than $1 million in both 2021 and 2020 and $2 million in 2019. In 2021, DESC recognized a $7 million benefit from the reversal of penalty expenses associated with the effective settlement of uncertain tax positions.  DESC recorded penalty expenses of $4 million in 2020 and $7 million in 2019.

At December 31, 2021, DESC had an income tax-related affiliated receivable of $24 million from Dominion Energy. This balance is expected to be received from Dominion Energy.

At December 31, 2020, DESC had an income tax-related affiliated payable of $31 million to Dominion Energy. This balance was paid to Dominion Energy in 2021.

At DESC investment tax credits are deferred and amortized over the service lives of the properties giving rise to the credits. Production tax credits are recognized as energy is generated and sold.

Regulatory Assets and Liabilities

The accounting for DESC’s regulated electric and gas operations differs from the accounting for nonregulated operations in that DESC is required to reflect the effect of rate regulation in its Consolidated Financial Statements. For regulated businesses subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds or other benefits through future rates or when revenue is collected from customers for expenditures that have yet to be incurred.

DESC evaluates whether or not recovery of its regulatory assets through future rates is probable as well as whether a regulatory liability due to customers is probable and makes various assumptions in its analyses. These analyses are generally based on:

•	Orders issued by regulatory commissions, legislation and judicial actions;
•	Past experience; and
•	Discussions with applicable regulatory authorities and legal counsel.

Generally, regulatory assets and liabilities are amortized into income over the period authorized by the regulator. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. A regulatory liability, if considered probable, will be recorded in the period such assessment is made or reversed into earnings if no longer probable. See Notes 3 to the Consolidated Financial Statements for additional information.

Derivative Instruments

DESC is exposed to the impact of market fluctuations in the price of electricity and natural gas it markets and purchases, as well as interest rate risk in its business operations. DESC uses derivative instruments such as physical forwards and swaps to manage commodity and/or interest rate risks of its business operations.

All derivatives, except those for which an exception applies, are required to be reported in the Consolidated Balance Sheets at fair value. Derivative contracts representing unrealized gain positions are reported as derivative assets. Derivative contracts representing unrealized losses are reported as derivative liabilities. One of the exceptions to fair value accounting, normal purchases and normal sales, may be elected when the contract satisfies certain criteria, including a requirement that physical delivery of the underlying commodity is probable. Expenses and revenues resulting from deliveries under normal purchase contracts and normal sales contracts, respectively, are included in earnings at the time of contract performance. See Note 9 for further information about fair value measurements and associated valuation methods for derivatives.

DESC does not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. DESC had margin assets of $11 million and $17 million associated with cash collateral at December 31, 2021 and 2020, respectively. DESC had no margin liabilities associated with cash collateral at December 31, 2021 and 2020. See Note 8 for further information about derivatives.

To manage price and interest rate risk, DESC holds derivative instruments that are not designated as hedges for accounting purposes. However, to the extent DESC does not hold offsetting position for such derivatives, it believes these instruments represent economic hedges that mitigate its exposure to fluctuations in commodity prices or interest rates. All income statement activity, including amounts realized upon settlement, is presented in operating expenses and interest charges based on the nature of the underlying risk.

Changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities. Realized gains or losses on the derivative instruments are generally recognized when the related transactions impact earnings. All income statement activity, including amounts realized upon settlement, is presented in operating expenses and interest charges based on the nature of the underlying risk.

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

Debt Issuance Costs

DESC defers and amortizes debt issuance costs and debt premiums or discounts over the expected lives of the respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. Deferred debt issuance costs are recorded as a reduction in long-term debt in the Consolidated Balance Sheets. Amortization of the issuance costs is reported as interest charges. As permitted by regulatory authorities, gains or losses resulting from the refinancing or redemption of debt that are probable of recovery through future rates are deferred and amortized.

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

Statement of Operations Presentation

Revenues and expenses arising from regulated businesses are presented within Operating Income (Loss), and all other activities are presented within Other Expense, net.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered, or contracts settled and includes amounts yet to be billed to customers. DESC collects sales, consumption, consumer utility taxes and sales taxes; however, these amounts are excluded from revenue and are recorded as liabilities until they are remitted to the respective taxing authority.

The primary types of sales and service activities reported as operating revenue for DESC are as follows:

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

Leases

DESC leases certain assets including vehicles, real estate, office equipment and other assets under both operating and finance leases. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease agreement, subject to regulatory framework. Rent expense associated with operating leases, short-term leases and variable leases is primarily recorded in other operations and maintenance expense in the Consolidated Statements of Comprehensive Income (Loss). Amortization expense and interest charges associated with finance leases are deferred within regulatory assets in the Consolidated Balance Sheets and amortized into the Consolidated Statements of Comprehensive Income (Loss).

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

The guidance became effective for DESC's interim and annual reporting periods beginning January 1, 2019. DESC adopted this revised accounting guidance using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the date of adoption. DESC applied the practical expedients, which required no reassessment of whether existing contracts are or contain leases, no reassessment of lease classification for existing leases and no evaluation of existing or expired land easements that were not previously accounted for as leases. In connection with the adoption of this revised accounting guidance, DESC recorded

$19 million of offsetting right-of-use assets and liabilities for operating leases in effect at the adoption date. See Note 13 for additional information.

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

In connection with this matter, DESC recorded charges of $249 million ($187 million after-tax) reflected within impairment of assets and other charges, including $237 million of regulatory assets associated with DESC’s purchases of its first mortgage bonds during 2019 that are no longer probable of recovery under the settlement agreement, and $18 million ($14 million after-tax) reflected within other income in its Consolidated Statements of Income for the year ended December 31, 2021.

Electric – Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC.

In February 2021, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment would increase annual base fuel component recoveries by approximately $36 million and is designed to recover DESC’s current base fuel costs, net of the existing over-collected balance, over the 12-month period beginning with the first billing cycle of May 2021. In addition, DESC proposed a decrease to its variable environmental component and an increase to its distributed energy resource component. In April 2021, the South Carolina Commission approved the filing.

In February 2022, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2022. DESC also proposed to apply $66 million representing the net balance of funds associated with the monetization of the bankruptcy settlement with Toshiba Corporation following the satisfaction of liens against NND Project property recorded in regulatory liabilities, as a reduction to its under-collected base fuel cost balance. In addition, DESC proposed an increase to its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $143 million. This matter is pending.

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

In January 2022, DESC filed an application with the South Carolina Commission seeking approval to recover $60 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. This matter is pending.

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In February 2021, DESC requested that the South Carolina Commission approve an adjustment to this rider to decrease annual revenue by less than $1 million. In April 2021, the South Carolina Commission approved the filing. In February 2022, DESC requested that the South Carolina Commission approve an adjustment to this rider to decrease annual revenue by $12 million. This matter is pending.

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

In November 2021, DESC filed an application with the South Carolina Commission seeking approval to create DSM programs for DESC's residential and commercial natural gas customers and a new rider to retail gas rates for the recovery of the associated program costs and a shared savings incentive of 9.9%. The application also includes a notice of intent that DESC would seek to recover the net lost revenues resulting from the proposed DSM programs through the annual RSA proceeding. This matter is pending.

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

At December 31,	2021	2020
(millions)
Regulatory assets:
NND Project costs(1)	$138	138
Deferred employee benefit plan costs(2)	8	9
Other unrecovered plant(3)	16	14
DSM programs(4)	23	29
AROs(5)	2	2
Cost of fuel and purchased gas under-collections(6)	126	1
Other	48	36
Regulatory assets - current	361	229
NND Project costs(1)	2,226	2,364
AROs(5)	311	309
Cost of reacquired debt(7)	10	243
Deferred employee benefit plan costs(2)	106	159
Deferred losses on interest rate derivatives(8)	295	308
Other unrecovered plant(3)	57	61
DSM programs(4)	45	46
Environmental remediation costs(9)	30	20
Deferred storm damage costs(10)	38	45
Deferred transmission operating costs(11)	77	63
Other(12)	128	108
Regulatory assets - noncurrent	3,323	3,726
Total regulatory assets	$3,684	$3,955
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	67
Income taxes refundable through future rates(14)	42	21
Reserve for refunds to electric utility customers(15)	113	128
Cost of fuel and purchased gas over-collections(6)	—	58
Derivatives(16)	18	—
Other	5	9
Regulatory liabilities - current	245	283
Monetization of guaranty settlement(13)	831	903
Income taxes refundable through future rates(14)	903	919
Asset removal costs(17)	570	564
Deferred gains on interest rate derivatives(8)	67	69
Reserve for refunds to electric utility customers(15)	425	540
Derivatives(16)	131	—
Other	9	10
Regulatory liabilities - noncurrent	2,936	3,005
Total regulatory liabilities	$3,181	$3,288

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

(3)

Represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. DESC is amortizing these amounts through cost of service rates following depreciation amounts that were designed to recover the retired units cost over their previous estimated remaining useful lives, which has been estimated to be through 2025. Based on current projections of remaining decommissioning costs, projected recovery is expected to extend through 2029. In addition, amounts include unrecovered costs of existing meters and equipment retired from service prior to being fully depreciated as part of the Advanced Metering Infrastructure project, which are being recovered through rates through 2028. This amount also includes certain inventory and preliminary survey and investigation charges being amortized over five years related to the transition or conversion from coal to gas fired generation at certain facilities. Unamortized amounts are included in rate base and are earning a current return.

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

(7)

In 2021, DESC recorded a charge of $237 million ($178 million after-tax) in impairment of assets and other charges, reflected in the Corporate and Other segment, to write-off the balance of a regulatory asset that is no longer probable of recovery under the settlement agreement approved in DESC’s retail electric base rate case. See South Carolina Electric Base Rate Case discussed above for more information.

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

(9)

Reflects amounts associated with the assessment and clean-up of sites currently or formerly owned by DESC. Such remediation costs are expected to be recovered over periods of up to 22 years. See Note 12 for more information.

(10)

Represents storm restoration costs for which DESC expects to receive future recovery through customer rates over approximately 10 years pursuant to the settlement agreement approved in DESC’s retail electric base rate case. Unamortized amounts are included in rate base and are earning a current return.

(11)

Includes deferred depreciation and property taxes associated with certain transmission assets for which DESC expects recovery from customers through future rates over approximately 42 years pursuant to the settlement agreement approved in DESC’s retail electric base rate case. Unamortized amounts are included in rate base and earning a current return. See Note 12 for more information.

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

4.  OPERATING REVENUE

DESC’s operating revenue consists of the following:

Year Ended December 31,	2021		2020
(millions)	Electric	Gas	Electric	Gas
Customer class:
Residential	$1,211	$245	$1,127	$201
Commercial	834	133	746	103
Industrial	424	103	341	65
Other	157	25	123	18
Revenues from contracts with customers	2,626	506	2,337	387
Other revenues	13	1	15	—
Total Operating Revenues	$2,639	$507	$2,352	$387

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $8 million and $5 million at December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, DESC recognized revenue of $4 million and $6 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

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

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	2021	2020
Beginning balance, January 1	$12	$13
Amortization	(1)	(1)
Ending balance, December 31	$11	$12

5.  EQUITY

For all periods presented, DESC's authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC's authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

In 2021, Dominion Energy issued $104 million of shares of Dominion Energy common stock to satisfy DESC’s obligation under a settlement agreement for the FILOT litigation discussed in Note 12. Additionally, in 2021, Dominion Energy issued $45 million of shares of Dominion Energy common stock to satisfy DESC’s obligation for the initial payment under a settlement agreement with the SCDOR discussed in Note 12. In connection with these transactions, DESC recorded equity contributions from Dominion Energy.

In 2021, DESC returned $150 million of capital previously contributed from SCANA which had been funded by Dominion Energy.

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

At December 31, 2021, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the established threshold.

6.  LONG-TERM AND SHORT-TERM DEBT

Long-term debt by type with related weighted-average coupon rates and maturities at December 31, 2021 and 2020 is as follows:

At December 31,	2021 Weighted- average Coupon(1)	2021	2020
(millions, except percentages)
DESC:
First Mortgage Bonds, 2.30% to 6.625%, due 2021 to 2065	5.09%	$3,634	$3,267
Tax-Exempt Financings:(2)
Variable rate due 2038	0.14%	35	35
3.625% and 4.00%, due 2028 and 2033	3.90%	54	54
Other	3.65%	1	1
GENCO:
Tax-Exempt Financing, variable rate due 2038	0.14%	33	33
Affiliated note, 3.05% due 2024	3.05%	230	230
Total principal		3,987	3,620
Securities due within one year		—	(33)
Unamortized discount, premium and debt issuance costs, net		(33)	(30)
Finance leases		10	15
Total long-term debt		$3,964	$3,572

(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2021.
(2)	Industrial revenue bonds totaling $68 million are secured by letters of credit that expire, subject to renewal, in the fourth quarter of 2022.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2021, were as follows:

(millions, except percentages)	2022	2023	2024	2025	2026	Thereafter	Total
First Mortgage Bonds	$—	$—	$—	$—	$—	$3,634	$3,634
Tax-Exempt Financings	—	—	—	—	—	122	122
Other	—	—	230	—	—	1	231
Total	$—	$—	$230	$—	$—	$3,757	$3,987
Weighted-average coupon			3.05%			4.99%

Substantially all of DESC’s electric utility plant is pledged as collateral in connection with long-term debt.

DESC is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding Bonds and Bonds to be issued (Bond Ratio). For the year ended December 31, 2021, the Bond Ratio was approximately 6.

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

DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, were as follows:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
At December 31, 2021
Joint revolving credit facility(1)	$1,000	$—	$—
At December 31, 2020
Joint revolving credit facility(1)	$1,000	$—	$—

(1)

A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At December 31, 2021, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term borrowings from DESC's parent or from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

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

DESC has FERC approval to enter into an inter-company credit agreement with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At December 31, 2021 and 2020, DESC had borrowings outstanding under this credit agreement totaling $415 million and $149 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the twelve months ended December 31, 2021 and 2020, DESC recorded interest charges of less than $1 million and $7 million, respectively.

Fuel Company and GENCO participated in a SCANA utility money pool until January 2021, when that utility money pool was closed. Money pool borrowings and investments bore interest at short-term market rates. For the years ended December 31, 2021 and 2020, DESC recorded interest income from money pool transactions of less than $1 million and $2 million, respectively, and for the same periods DESC recorded interest expense from money pool transactions of less than $1 million and $2 million, respectively. At December 31, 2020, DESC had outstanding money pool borrowings due to an affiliate of $206 million and investments due from an affiliate of $15 million. On its Consolidated Balance Sheets, DESC includes money pool borrowings within affiliated and related party payables and money pool investments within affiliated and related party receivables.

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

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

Year Ended December 31,	2021	2020	2019
(millions)
Current:
Federal	$(52)	$(139)	$—
State	(39)	3	34
Total current expense (benefit)	(91)	(136)	34
Deferred:
Federal
Taxes before operating loss carryforwards, investment tax credits and tax reform	61	158	(90)
Tax utilization expense of operating loss carryforwards	34	33	102
State	7	17	(57)
Total deferred expense (benefit)	102	208	(45)
Investment tax credit-amortization	(2)	(1)	(1)
Total income tax expense (benefit)	$9	$71	$(12)

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

For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Year Ended December 31,	2021	2020	2019
U.S. statutory rate	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	5.6	4.2	3.9
AFUDC - equity	(0.4)	(0.1)	—
Amortization of federal investment tax credits	(0.6)	(0.4)	0.1
Production tax credits	—	—	0.4
Reversal of excess deferred income taxes	(8.1)	(6.0)	(1.4)
NND Project impairment	—	—	(2.4)
Write-off of regulatory asset	—	—	(15.8)
Changes in unrecognized tax benefits	(15.8)	—	(5.1)
Prior period adjustments	1.6	—	—
Other	0.5	0.1	0.2
Effective tax rate	3.8%	18.8%	0.9%

At DESC, deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%. DESC has recorded an estimate of the portion of excess deferred income tax amortization in 2021, and changes in estimates of amounts probable of collection from or return to customers because of actions by our regulators. The reversal of these excess deferred income taxes will impact the effective tax rate, and rates charged to customers. See Note 3 for current year developments.

In December 2021, unrecognized tax benefits related to several state uncertain tax positions were effectively settled through negotiations with the taxing authority.  Management believed it was reasonably possible these unrecognized tax benefits could decrease through settlement negotiations or payments during 2021, however no income tax benefits could be recognized unless or until the positions were effectively settled.  Resolution of these uncertain tax positions decreased income tax expense by $38 million.

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

DESC’s deferred income taxes consist of the following:

At December 31,	2021	2020
(millions)
Deferred income taxes:
Total deferred income tax assets	$1,015	$1,101
Total deferred income tax liabilities	1,974	1,941
Total net deferred income tax liabilities	$959	$840
Total deferred income taxes:
Depreciation method and plant basis differences	$1,139	$1,098
Excess deferred income taxes	(228)	(233)
Unrecovered nuclear plant cost	508	529
DESC rate refund	(113)	(140)
Toshiba settlement	(189)	(204)
Nuclear decommissioning	(54)	(51)
Deferred state income taxes	226	208
Federal benefit of deferred state income taxes	(47)	(44)
Deferred fuel, purchased energy and gas costs	27	(12)
Pension benefits	35	39
Other postretirement benefits	(35)	(37)
Loss and credit carryforwards	(343)	(382)
Other	33	69
Total net deferred income tax liabilities	$959	$840
Deferred Investment Tax Credits-Regulated Operations	16	18
Total Deferred Taxes and Deferred Investment Tax Credits	$975	$858

At December 31, 2021, DESC had the following deductible loss and credit carryforwards:

(millions)	Deductible Amount	Deferred Tax Asset	Expiration Period
Federal losses	$890	$187	2037
Federal production and other credits	—	29	2035-2041
State losses	2,617	131	2037-2040
State investment and other credits	—	27	2026-2031
Total	$3,507	$374

A reconciliation of changes in DESC’s unrecognized tax benefits follows:

(millions)	2021	2020	2019
Balance at January 1	$138	$132	$106
Increases-prior period positions	6	5	76
Decreases-prior period positions	(57)	—	(53)
Increases-current period positions	1	1	3
Settlements with tax authorities	(26)	—	—
Balance at December 31	$62	$138	$132

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

The statute is closed for IRS examination of years prior to 2013. The IRS is currently examining DESC’s federal returns from 2013 through 2017. DESC is no longer subject to state and local income tax examinations by tax authorities for years prior to 2018.

It is reasonably possible that these unrecognized tax benefits may decrease by $13 million within the next twelve months. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by less than $1 million. Otherwise, with regard to 2021 and prior years, DESC cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2022.

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

Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of December 31, 2021 and 2020, DESC would have been required to post $8 million and $10 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. DESC had posted $11 million and $1 million, respectively, of collateral at December 31, 2021 and 2020 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of December 31, 2021 and 2020 was $19 million and $11 million, respectively, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid. DESC’s commodity derivative assets are not subject to a master netting agreement or similar arrangement.

	December 31, 2021				December 31, 2020
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$19	$—	$11	$8	$27	$—	$17	$10
Total derivatives	$19	$—	$11	$8	$27	$—	$17	$10

Volumes

The following table presents the volume of derivative activity at December 31, 2021. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Electricity (MWh in millions):
Fixed price	2	23
Interest rate(1) (in millions)	$—	$71

(1)   Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At December 31, 2021
Current Assets
Commodity	$—	$18	$18
Total current derivative assets (1)	—	18	18
Noncurrent Assets
Commodity	—	130	130
Total noncurrent derivative assets (2)	—	130	130
Total derivative assets	$—	$148	$148
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(3)	1	1	2
Noncurrent Liabilities
Interest rate	11	6	17
Total noncurrent derivative liabilities(4)	11	6	17
Total derivative liabilities	$12	$7	$19
At December 31, 2020
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(3)	1	1	2
Noncurrent Liabilities
Interest rate	15	10	25
Total noncurrent derivative liabilities(4)	15	10	25
Total derivative liabilities	$16	$11	$27

(1)   Current derivative assets are presented in other current assets in DESC’s Consolidated Balance Sheets.

(2) Noncurrent derivative assets are presented in other deferred debits and other assets in DESC’s Consolidated Balance Sheets.

(3)   Current derivative liabilities are presented in other current liabilities in DESC’s Consolidated Balance Sheets.

(4)  Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in DESC’s Consolidated Balance Sheets.

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Comprehensive Income (Loss):

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Year Ended December 31, 2021
Derivative type and location of gains (losses):
Interest rate	$9
Total	$9
Year Ended December 31, 2020
Derivative type and location of gains (losses):
Interest rate	$1
Total	$1
Year Ended December 31, 2019
Derivative type and location of gains (losses):
Interest rate	$1
Total	$1

(1)   Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income (Loss).

Derivatives Not designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2021	2020	2019
Derivative type and location of gains (losses):
Commodity contracts:
Purchased power	$8	—	—
Interest rate contracts:
Interest charges	(2)	(1)	(1)
Total	$6	$(1)	$(1)

(1)   Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Consolidated Statements of Comprehensive Income (Loss).

9.  FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. However, the use of a mid-market pricing convention (the mid-point between bid and ask prices) is permitted. Fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. This includes not only the credit standing of counterparties involved and the impact of credit enhancements but also the impact of DESC’s own nonperformance risk on its liabilities. Fair value measurements assume that the transaction occurs in the principal market for the asset or liability (the market with the most volume and activity for the asset or liability from the perspective of the reporting entity), or in the absence of a principal market, the most advantageous market for the asset or liability (the market in which the reporting entity would be able to maximize the amount received or minimize the amount paid). DESC applies fair value measurements to certain assets and liabilities including commodity and interest rate derivative instruments. DESC applies credit adjustments to its derivative fair values in accordance with the requirements described above.

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

The inputs and assumptions used in measuring fair value include the following:

For commodity derivative contracts:

•	Forward commodity prices
•	Transaction prices
•	Volumes
•	Commodity location
•	Interest rates
•	Credit quality of counterparties and DESC
•	Credit enhancements
•	Time value

For interest rate derivative contracts:

•	Interest rate curves
•	Credit quality of counterparties and DESC
•	Notional value
•	Credit enhancements
•	Time value

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

•

Level 3-Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability. Instruments categorized in Level 3 for DESC consist of long-dated commodity derivatives.

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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at December 31, 2021. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets
Physical forwards:
Electricity	$148	Discounted cash flow	Market price (per MWh)(2)	28-74	43
Total assets	$148

(1)   Averages weighted by volume.

(2)   Represents market prices beyond defined terms for Levels 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

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

Recurring Fair Value Measurements

Fair value disclosures for assets held in DESC’s pension plan are presented in Note 11.

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2021
Assets
Commodity	$—	$—	$148	$148
Total assets	$—	$—	$148	$148
Liabilities
Interest rate	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19
At December 31, 2020
Liabilities
Interest rate	$—	$27	$—	$27
Total liabilities	$—	$27	$—	$27

The following table presents the net change in DESC's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category. There were no net changes in assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the year ended December 31, 2020.

2021
(millions)
Balance at January 1,	$—
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	8
Included in regulatory assets/liabilities	148
Settlements	(8)
Balance at December 31,	$148

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the year ended December 31, 2021.

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

At December 31,	2021		2020
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,724	$4,831	$3,360	$4,748
Affiliated long-term debt	230	230	230	230

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

The legal obligations associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation relate primarily to DESC’s regulated utility operations. As of December 31, 2021, DESC has recorded AROs of $287 million for nuclear plant decommissioning. In addition, DESC has recorded AROs of $312 million for other conditional obligations primarily related to other generation and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of precision, particularly since such payments will be made many years in the future.

A reconciliation of the beginning and ending aggregate carrying amount of AROs is as follows:

(millions)	2021	2020
Beginning balance	$597	$489
Liabilities settled	—	(4)
Accretion expense	25	23
Revisions in estimated cash flows(1)	(23)	89
Ending balance	$599	$597

(1)   The decrease in 2021 is due to the remeasurement of gas pipeline AROs. The increase in 2020 reflects revisions from the nuclear decommissioning cost study.

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

The pension plan provides benefits under a cash balance formula for employees hired before January 1, 2000 who elected that option and all eligible employees hired subsequently. Under the cash balance formula, benefits accumulate as a result of compensation credits and interest credits. Employees hired before January 1, 2000 who elected to remain under the final average pay formula earn benefits based on years of credited service and the employee’s average annual base earnings received during the last three years of employment. Benefits under the cash balance formula continued to accrue through December 31, 2020, after which no benefits accrue except for those participants under the cash balance formula who continue to earn interest credits. Benefits under the final average pay formula will continue to accrue through December 31, 2023, after which date no benefits will be accrued. Once the benefits under SCANA's pension plan no longer accrue, eligible participants will accrue benefits under a cash balance formula within the Dominion Energy Pension Plan, a qualified defined benefit pension plan sponsored by Dominion Energy.

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

	Pension Benefits		Other Postretirement Benefits
(millions)	2021	2020	2021	2020
Benefit obligation, January 1	$742	$727	$184	$214
Service cost	9	12	1	3
Interest cost	20	24	6	8
Plan participants’ contributions	—	—	—	2
Actuarial (gain) loss	(28)	41	(8)	(31)
Benefits paid	(41)	(22)	(12)	(13)
Settlements	—	(40)	—	—
Curtailment	—	—	—	—
Amounts funded to parent	—	—	—	1
Benefit obligation, December 31	$702	$742	$171	$184

The accumulated benefit obligation for pension benefits for DESC was $697 million at the end of 2021 and $732 million at the end of 2020. The accumulated pension benefit obligation differs from the projected pension benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Annual discount rate used to determine benefit obligation	3.06%	2.73%	3.11%	2.80%
Assumed annual rate of future salary increases for projected benefit obligation	3.71%	4.52%	N/A	N/A
Crediting interest rate for cash balance plans	1.81%	1.93%	N/A	N/A

DESC’s pension benefit obligations include a gain of $29 million in 2021 resulting primarily from an increase in the discount rate and a completed experience study and a $43 million loss in 2020 resulting from a decrease in the discount rate. Actuarial gains recognized during 2021 in DESC’s other postretirement benefit obligations include a $8 million gain resulting from an increase in the discount rate. Actuarial gains recognized during 2020 in Dominion Energy’s other postretirement benefit obligations include a $51 million gain as a result from a completed experience study and other healthcare-related assumption changes and were partially offset by a $19 million loss resulting from a decrease in the discount rate.

A 6.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2021. The rate was assumed to decrease gradually to 5.0% in 2026 and to remain at that level thereafter.

Funded Status

	Pension Benefits		Other Postretirement Benefits
At December 31,	2021	2020	2021	2020
(millions)
Fair value of plan assets	$768	$747	$—	$—
Benefit obligation	702	742	171	184
Funded status	$66	$5	$(171)	$(184)

Amounts recognized on the consolidated balance sheets were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2021	2020	2021	2020
(millions)
Noncurrent assets	$66	$5	$—	$—
Current liability	—	—	(10)	(11)
Noncurrent liability	—	—	(161)	(173)

Amounts recognized in accumulated other comprehensive loss were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2021	2020	2021	2020
(millions)
Net actuarial loss	$1	$4	$—	$—

Amounts recognized in regulatory assets were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2021	2020	2021	2020
(millions)
Net actuarial (gain) loss	$70	$114	$(5)	$1

In connection with the joint ownership of Summer, costs related to pensions attributable to Santee Cooper as of both December 31, 2021 and 2020 totaled $14 million and $19 million and were recorded within deferred debits. Costs related to other postretirement benefits attributable to Santee Cooper as of December 31, 2021 and 2020 totaled $12 million both years, and was recorded within deferred debits.

Changes in Fair Value of Plan Assets

Pension Benefits
(millions)	2021	2020
Fair value of plan assets, January 1	$747	$725
Actual return (loss) on plan assets	62	84
Benefits paid	(41)	(22)
Settlements	—	(40)
Fair value of plan assets, December 31	$768	$747

Investment Policies and Strategies

Strategic investment policies are established for DESC’s prefunded benefit plans based upon periodic asset/liability studies. Factors considered in setting the investment policy include employee demographics, liability growth rates, future discount rates, the funded status of the plans and the expected long-term rate of return on plan assets. Deviations from the plans’ strategic allocation are a function of DESC’s assessments regarding short-term risk and reward opportunities in the capital markets and/or short-term market movements which result in the plans’ actual asset allocations varying from the strategic target asset allocations. Through periodic rebalancing, actual allocations are brought back in line with the target. Future asset/liability studies will focus on strategies to further reduce pension and other postretirement plan risk, while still achieving attractive levels of returns. Financial derivatives may be used to obtain or manage market exposures and to hedge assets and liabilities.

DESC’s overall objective for investing its pension plan assets is to achieve appropriate long-term rates of return commensurate with prudent levels of risk. To minimize risk, funds are diversified among asset classes, securities, active and passive investment strategies and investment advisors. The strategic target asset allocations for DESC’s pension fund is: 45% global equities, 53% fixed income and 2% cash. Global equities include investments in U.S. and non-U.S. companies, developed and emerging markets and small and large cap companies. The split between U.S. and non-U.S. companies is roughly 60% U.S./40% Non-U.S. Fixed income includes corporate debt instruments of companies from diversified industries and U.S. Treasuries. Equity and fixed income investments are in individual securities as well as mutual funds.

DESC also utilizes common/collective trust funds as an investment vehicle for its defined benefit plans. A common/collective trust fund is a pooled fund operated by a bank or trust company for investment of the assets of various organizations and individuals in a well-diversified portfolio. Common/collective trust funds are funds of grouped assets that follow various investment strategies.

For 2022, the expected long-term rate of return on assets will be 7.00%. DESC determines the expected long-term rates of return on plan assets for its pension plans by using a combination of:

•	Expected inflation and risk-free interest rate assumptions;
•	Historical return analysis to determine long term historic returns as well as historic risk premiums for various asset classes;
•	Expected future risk premiums, asset classes’ volatilities and correlations;
•	Forward-looking return expectations derived from the yield on long-term bonds and the expected long-term returns of major capital market assumptions; and
•	Investment allocation of plan assets.

Fair Value Measurements

Assets held by the pension plan are measured at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2021 and 2020, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

At December 31,	2021				2020
(millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$1	$—	$1	$10	$—	$—	$10
Corporate debt instruments	—	332	—	332	—	315	—	315
Government and other debt instruments	—	67	—	67	—	35	—	35
Total recorded at fair value	$—	$400	$—	$400	$10	$350	$—	$360
Assets recorded at NAV(1)
Common/collective trust funds				387				387
Total recorded at NAV				$387				$387
Total investments(2)				$787				$747
(1)	These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(2)

Excludes net assets related to pending sales of securities of $4 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $25 million at December 31, 2021.

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

Expected Cash Flows

Total benefits expected to be paid from the pension plan or company assets for the other postretirement benefits plan (net of participant contributions), respectively, are as follows:

Expected Benefit Payments

(millions)	Pension Benefits	Other Postretirement Benefits
2022	$46	$11
2023	44	11
2024	46	11
2025	45	11
2026	43	11
2027 - 2031	201	57

Pension Plan Contributions

Under its funding policies, DESC evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, DESC determines the amount of contributions for the current year, if any, at that time. DESC made no contributions to the pension trust in 2021, 2020 or 2019. DESC does not expect to contribute to its qualified pension plan in 2022.

Net Periodic Benefit Cost

Net periodic benefit cost is recorded utilizing beginning of the year assumptions. Disclosures required for these plans are set forth in the following tables.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2021	2020	2019	2021	2020	2019
(millions)
Service cost	$9	$12	$15	$1	$3	$3
Interest cost	20	24	28	6	8	9
Expected return on assets	(48)	(45)	(40)	—	—	—
Prior service cost amortization	—	—	—	—	—	—
Amortization of actuarial losses	6	6	11	—	—	—
Settlement loss	—	7	16	—	—	—
Curtailment	—	—	6	—	—	3
Net periodic benefit cost	$(13)	$4	$36	$7	$11	$15

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

Other changes in plan assets and benefit obligations recognized in other comprehensive income (net of tax) were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2021	2020	2019	2021	2020	2019
(millions)
Current year actuarial (gain) loss	$(3)	$2	$(1)	$—	$(2)	$1
Total recognized in other comprehensive income	$(3)	$2	$(1)	$—	$(2)	$1

Other changes in plan assets and benefit obligations recognized in regulatory assets were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2021	2020	2019	2021	2020	2019
(millions)
Current year actuarial (gain) loss	$(39)	$1	$(51)	$(6)	$(27)	$20
Amortization of actuarial losses	(5)	(6)	(11)	—	(1)	—
Settlement loss	—	(6)	(16)	—	—	—
Total recognized in regulatory assets	$(44)	$(11)	$(78)	$(6)	$(28)	$20

Significant assumptions used in determining net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2021	2020	2019	2021	2020	2019
Discount rate	2.73%	3.47%	3.57/4.38%	2.80%	2.80%	4.08/4.41%
Expected return on plan assets	7.00%	7.00%	7.00%	n/a	n/a	n/a
Rate of compensation increase	4.52%	3.00%	3.00%	n/a	n/a	n/a
Crediting interest rate for cash balance plans	1.93%	2.67%	2.77/3.58%	n/a	n/a	n/a
Health care cost trend rate				6.25%	6.25%	6.60%
Ultimate health care cost trend rate				5.00%	5.00%	5.00%
Year achieved				2025-2026	2025-2026	2023

Participation in Dominion Energy Defined Benefit Plans

As discussed above, effective January 2021, DESC employees who had been receiving a cash balance formula became covered by the Dominion Energy Pension Plan. In addition, DESC employees hired in 2021 prior to July 2021 are covered by the Dominion Energy Pension Plan. As a participating employer, DESC is subject to Dominion Energy’s funding policy, which is to contribute annually an amount that is in accordance with ERISA. DESC made no contributions to the Dominion Energy Pension Plan during 2021. While DESC has not been notified by Dominion Energy of any required contributions to be made in 2022, it anticipates that it may have to contribute less than $1 million as a result of a contribution made by Dominion Energy in December 2021. DESC’s net periodic pension cost related to this plan was $3 million in 2021. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in DESC’s Consolidated Statements of Income. The funded status of various Dominion Energy subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Energy subsidiaries. At December 31, 2021, DESC’s pension and other postretirement benefits obligation includes $3 million for amounts due to Dominion Energy related to this plan.

Dominion Energy holds investments in trusts to fund employee benefit payments for the pension plan in which DESC’s employees participate. Any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash that DESC will provide to Dominion Energy for its share of employee benefit plan contributions.

401(k) Retirement Savings Plan

Effective January 2021, DESC participates in a defined contribution savings plan sponsored by Dominion Energy.  Previously, DESC had participated in a defined contribution plan sponsored by SCANA, which was merged into the Dominion Energy plan in December 2020. DESC recognized employer matching contributions of $11 million in 2021 and $14 million in both 2020 and 2019.

12.  COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, DESC is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for DESC to estimate a range of possible loss. For such matters that DESC cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that DESC is able to estimate a range of possible loss. For legal proceedings and governmental examinations that DESC is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. DESC maintains various insurance programs, including general liability insurance coverage which provides coverage for personal injury or wrongful death cases. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent DESC’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on DESC’s financial position, liquidity or results of operations.

Environmental Matters

DESC is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations.

From a regulatory perspective, DESC continually monitors and evaluates its current and projected emission levels and strives to comply with all state and federal regulations regarding those emissions. DESC participates in the SO2 and NOX emission allowance programs with respect to coal plant emissions and also has constructed additional pollution control equipment at its coal-fired electric generating plants. These actions are expected to address many of the rules and regulations discussed herein.

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

Ozone Standards

The EPA published final non-attainment designations for the October 2015 ozone standard in June 2018 with states required to develop plans to address the new standard. In December 2021, the EPA approved the implementation plan developed for South Carolina. DESC does not expect compliance to have a material impact on its results of operations or cash flows.

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

Regulation 316(b)

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. DESC has five facilities that are subject to the final regulations. DESC is also working with the EPA and state regulatory agencies to assess the applicability of Section 316(b) to five hydroelectric facilities. DESC anticipates that it may have to install impingement control technologies at certain of these stations that have once-through cooling systems. DESC is currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technological, and cost benefit studies. DESC is conducting studies and implementing plans as required by the rule to determine appropriate intake structure modifications at certain facilities to ensure compliance with this rule. While the impacts of this rule could be material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts for DESC.

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

DESC has four decommissioned MGP sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 at an estimated cost of $19 million. In addition, for one site, final approval of an updated work plan was received from the Army Corps of Engineers in December 2021, resulting in an additional $11 million of reserves and corresponding regulatory assets. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of December 31, 2021, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $31 million and are included in regulatory assets.

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

The South Carolina Commission order also approved the removal of DESC's investment in certain transmission assets that have not been abandoned from BLRA capital costs. The South Carolina Commission approved deferral of these operating costs related to the investment until recovery of the transmission capital costs and associated deferred operating costs was addressed in a future rate proceeding. These amounts were included in and approved as part of DESC’s electric base rate case filing discussed in Note 3.

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

Claims and Litigation

The following describes certain legal proceedings involving DESC relating primarily to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets at December 31, 2021 and 2020 include reserves of $211 million and $208 million, respectively, and insurance receivables of $85 million and $8 million, respectively, included within other receivables. These balances at December 31, 2021 and 2020 include $85 million and $8 million, respectively, of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which are currently pending. DESC’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019 include charges of $70 million ($53 million after-tax), $97 million ($73 million after-tax) and $590 million ($444 million after-tax), respectively, within impairment of assets and other charges, reflected in the Corporate and Other segment.

Ratepayer Class Actions

In May 2018, a consolidated complaint against DESC, SCANA and the State of South Carolina was filed in the State Court of Common Pleas in Hampton County, South Carolina (the DESC Ratepayer Case). The plaintiffs alleged, among other things, that DESC was negligent and unjustly enriched, breached alleged fiduciary and contractual duties and committed fraud and misrepresentation in failing to properly manage the NND Project, and that DESC committed unfair trade practices and violated state anti-trust laws. In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement. The court entered an order granting final approval of the settlement in June 2019, which became effective in July 2019. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC establish an escrow account and proceeds from the escrow account would be distributed to the plaintiffs, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the plaintiffs estimated to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. Through August 2020, property, plant and equipment with a net recorded value of $22 million had been transferred to the plaintiffs in coordination with the court-appointed real estate trustee to satisfy the settlement agreement. In September 2020, the court entered an order approving a final resolution of the transfer of real estate or sales proceeds with a cash contribution of $38.5 million by DESC and the conveyance of property, plant and equipment with a net recorded value of $3 million, which was completed by DESC in October 2020. In December 2021, the court approved a motion for and DESC completed the repurchase of $8 million of property, plant and equipment previously transferred to the plaintiffs.

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

Employment Class Actions and Indemnification

In August 2017, a case was filed in the U.S. District Court for the District of South Carolina on behalf of persons who were formerly employed at the NND Project. In July 2018, the court certified this case as a class action. In February 2019, certain of these plaintiffs filed an additional case, which case has been dismissed and the plaintiffs have joined the case filed in August 2017. The plaintiffs allege, among other things, that SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. violated the Worker Adjustment and Retraining Notification Act in connection with the decision to stop construction at the NND Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment and are seeking damages, which could be as much as $100 million for 100% of the NND Project. In January 2021, the U.S. District Court for the District of South Carolina granted summary judgment in favor of SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. In February 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. In November 2021, the U.S. Court of Appeals for the Fourth Circuit affirmed the lower court ruling.

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

Abandoned NND Project

DESC, for itself and as agent for Santee Cooper, entered into an engineering, construction and procurement contract with Westinghouse and WECTEC in 2008 for the design and construction of the NND Project, of which DESC’s ownership share is 55%. Various difficulties were encountered in connection with the project. The ability of Westinghouse and WECTEC to adhere to established budgets and construction schedules was affected by many variables, including unanticipated difficulties encountered in connection with project engineering and the construction of project components, constrained financial resources of the contractors, regulatory, legal, training and construction processes associated with securing approvals, permits and licenses and necessary amendments to them within projected time frames, the availability of labor and materials at estimated costs and the efficiency of project labor. There were also contractor and supplier performance issues, difficulties in timely meeting critical regulatory requirements, contract disputes, and changes in key contractors or subcontractors. These matters preceded the filing for bankruptcy protection by Westinghouse and WECTEC in March 2017, and were the subject of comprehensive analyses performed by SCANA and Santee Cooper.

Based on the results of SCANA’s analysis, and in light of Santee Cooper's decision to suspend construction on the NND Project, in July 2017, SCANA determined to stop the construction of the units and to pursue recovery of costs incurred in connection with the construction under the abandonment provisions of the Base Load Review Act or through other means. This decision by SCANA became the focus of numerous legislative, regulatory and legal proceedings. Some of these proceedings are described above.

In September 2017, DESC, for itself and as agent for Santee Cooper, filed with the U.S. Bankruptcy Court for the Southern District of New York Proofs of Claim for unliquidated damages against each of Westinghouse and WECTEC. These Proofs of Claim were based upon the anticipatory repudiation and material breach by Westinghouse and WECTEC of the contract, and assert against Westinghouse and WECTEC any and all claims that are based thereon or that may be related thereto.

Westinghouse’s reorganization plan was confirmed by the U.S. Bankruptcy Court for the Southern District of New York and became effective in August 2018. In connection with the effectiveness of the reorganization plan, the contract associated with the NND Project was deemed rejected. DESC contested approximately $285 million of filed liens in Fairfield County, South Carolina. Most of these asserted liens were claims that relate to work performed by Westinghouse subcontractors before the Westinghouse bankruptcy, although some of them were claims arising from work performed after the Westinghouse bankruptcy.

DESC and Santee Cooper were responsible for amounts owed to Westinghouse for valid work performed by Westinghouse subcontractors on the NND Project after the Westinghouse bankruptcy filing until termination of the interim assessment agreement. In December 2019, DESC and Santee Cooper entered into a confidential settlement agreement with W Wind Down Co LLC resolving claims relating to the interim assessment agreement.

Further, some Westinghouse subcontractors that made claims against Westinghouse in the bankruptcy proceeding also filed claims against DESC and Santee Cooper in South Carolina state court for damages. Many of these claimants asserted construction liens against the NND Project site. In December 2021, settlements were reached to resolve all remaining claims made by Westinghouse subcontractors. All amounts for which Dominion Energy was ultimately responsible were funded utilizing, and did not exceed, the portion of the Toshiba Settlement allocated for such balances within the SCANA Merger Approval Order recorded in regulatory liabilities on DESC’s Consolidated Balance Sheets.

Nuclear Insurance

Under Price-Anderson, DESC (for itself and on behalf of Santee-Cooper) maintains agreements of indemnity with the U.S. Nuclear Regulatory Commission that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Summer. Price-Anderson provides funds up to $13.5 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $450 million by American Nuclear Insurers with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is liable for up to $138 million per reactor owned for each nuclear incident occurring at any reactor in the U.S., provided that not more than $21 million of the liability per reactor would be assessed per year. DESC’s maximum assessment, based on its two-thirds ownership of Summer, would be $92 million per incident, but not more than $14 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

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

Spent Nuclear Fuel

The Nuclear Waste Policy Act of 1982 required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998, and it imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. DESC entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. By mutual agreement of the parties, damage award payments and settlement payments are made until the DOE has accepted the same amount of spent fuel from the facility as if it has fully performed its contractual obligations. In 2021, DESC received payment of $1 million for resolution of its share of claims incurred at Summer for the period of January 1, 2020 through December 31, 2020. In 2020, DESC received payment of $4 million for resolution of its share of claims incurred at Summer for the period of January 1, 2019 through December 31, 2019. As of December 31, 2021, the federal government has not accepted any spent fuel from Summer, and it remains unclear when the repository may become available. DESC has constructed an independent spent fuel storage installation to accommodate the spent nuclear fuel output for the life of Summer. DESC may evaluate other technology as it becomes available.

Long-Term Purchase Agreements

At December 31, 2021, DESC had the following long-term commitments that are noncancelable or cancelable only under certain conditions, and that a third party that will provide the contracted goods or services has used to secure financing.

(millions)	2022	2023	2024	2025	2026	Thereafter	Total
Purchased electric capacity(1)	$83	$82	$82	$83	$86	$834	$1,250

(1)   Includes affiliated amounts with certain solar facilities of $238 million.

Commitments represent estimated amounts payable for energy under power purchase contracts with qualifying facilities which expire at various dates through 2046. Energy payments are generally based on fixed dollar amounts per month and totaled $73 million in 2021, $64 million in 2020 and $37 million in 2019.

13. LEASES

At December 31, 2021 and 2020, DESC had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

At December 31,	2021	2020
(millions)
Lease assets:
Operating lease assets(1)	$19	$21
Finance lease assets(2)	13	20
Total lease assets	$32	$41
Lease liabilities:
Operating lease - current(3)	$2	$3
Operating lease - noncurrent(4)	17	18
Finance lease - current(5)	5	6
Finance lease - noncurrent	10	15
Total lease liabilities	$34	$42

(1)   Included in other deferred debits and other assets in the Consolidated Balance Sheets.

(2)   Included in utility plant, net, in the Consolidated Balance Sheets, net of $20 million and $24 million of accumulated amortization at December 31, 2021 and December 31, 2020, respectively.

(3)   Included in other current liabilities in the Consolidated Balance Sheets.

(4)   Included in other deferred credits and other liabilities in the Consolidated Balance Sheets.

(5)   Included in securities due within one year in the Consolidated Balance Sheets.

For the years ended December 31, 2021, 2020 and 2019, total lease cost consisted of the following:

Year Ended December 31,	2021	2020	2019
(millions)
Finance lease cost:
Amortization	$6	$8	$7
Interest	1	1	1
Operating lease cost	4	4	4
Short-term lease cost	2	2	1
Total lease cost	$13	$15	$13

For the years ended December 31, 2021, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities consisted of the following amounts, included in the Consolidated Statements of Cash Flows:

Year Ended December 31,	2021	2020	2019
(millions)
Operating cash flows from finance leases	$1	$1	$1
Operating cash flows from operating leases	4	4	3
Financing cash flows from finance leases	6	8	7

At December 31, 2021 and 2020, the weighted average remaining lease term and weighted average discount rate for finance and operating leases were as follows:

At December 31,	2021	2020
Weighted average remaining lease term - finance leases	4 years	4 years
Weighted average remaining lease term - operating leases	20 years	19 years
Weighted average discount rate - finance leases	2.91%	2.92%
Weighted average discount rate - operating leases	3.97%	3.95%

Lease liabilities have the following scheduled maturities:

(millions)	Operating	Finance
2022	$3	$5
2023	2	4
2024	2	3
2025	1	1
2026	1	1
After 2026	21	1
Total undiscounted lease payments	30	15
Present value adjustment	(11)	(1)
Present value of lease liabilities	$19	$14

14.  OPERATING SEGMENTS

The Corporate and Other Segment primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

In 2021, DESC reported after-tax net expenses of $212 million for specific items in the Corporate and Other segment, of which $208 million was attributable to its operating segment.

The net expense for specific items attributable to DESC’s operating segment in 2021 primarily related to $266 million ($199 million after-tax) of charges associated with the settlement of the South Carolina electric base rate case and a $70 million ($53 million after-tax) charge associated with litigation.

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

•	$66 million tax charges for changes in unrecognized tax benefits.

The following table presents segment information pertaining to DESC’s operations:

Year Ended December 31,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions)
2021
External revenue	$3,146	$—	$3,146
Depreciation and amortization	486	—	486
Interest and related charges	215	(23)	192
Income tax expense (benefit)	125	(116)	9
Comprehensive income (loss) available (attributable) to common shareholder	421	(212)	209
Capital expenditures	758	—	758
Total assets (billions)	14.9	—	14.9

2020
External revenue	$2,739	$—	$2,739
Depreciation and amortization	474	—	474
Interest and related charges	223	6	229
Income tax expense (benefit)	107	(36)	71
Comprehensive income (loss) available (attributable) to common shareholder	410	(113)	297
Capital expenditures	742	—	742
Total assets (billions)	14.5	—	14.5

2019
External revenue	$2,937	$(1,008)	$1,929
Depreciation and amortization	452	(2)	450
Interest and related charges	247	13	260
Income tax expense (benefit)	163	(175)	(12)
Comprehensive income (loss) available (attributable) to common shareholder	408	(1,647)	(1,239)
Capital expenditures	497	—	497

15.  UTILITY PLANT AND NONUTILITY PROPERTY

Major classes of utility plant and other property and their respective balances at December 31, 2021 and 2020 were as follows:

At December 31,	2021	2020
(millions)
Gross utility plant:
Generation	$6,053	$5,921
Transmission	2,037	1,963
Distribution	5,191	4,909
Storage	76	74
General and other	601	563
Intangible	242	250
Construction work in progress	481	460
Nuclear fuel	603	575
Total gross utility plant	$15,284	$14,715
Gross nonutility property	$44	$45

Jointly Owned Utility Plant

DESC jointly owns and is the operator of Summer. Each joint owner provides its own financing and shares the direct expenses and generation output in proportion to its ownership. DESC’s share of the direct expenses of Summer is included in the corresponding operating expenses on its income statement. The units associated with the NND Project, net of impairment charges, have been reclassified from construction work in progress to a regulatory asset as a result of the decision to stop their construction. See additional discussion at Note 3. In May 2019, DESC and Santee Cooper entered into an agreement in which DESC agreed to purchase 11.7% of Santee Cooper’s ownership interest in the NND Project nuclear fuel, which will be used at Summer, for $8 million to true up the ownership percentage from the 55% ownership percentage that was applicable for the NND Project to the 66.7% ownership percentage applicable for Summer.

At December 31,	2021		2020
	Summer Unit 1		Summer Unit 1
Percent owned	66.7%		66.7%
Plant in service	$1.6	billion	$1.6	billion
Accumulated depreciation	$725	million	$702	million
Construction work in progress	$76	million	$62	million

Included within other receivables on the balance sheet were amounts due to DESC from Santee Cooper for its share of direct expenses. These amounts totaled $32 million at December 31, 2021 and $28 million at December 31, 2020.

Sale of Warranty Service Contract Assets

In May 2019, DESC entered into an agreement to sell certain warranty service contract assets for total consideration of $7 million. The transaction closed in August 2019, resulting in a $7 million ($5 million after-tax) gain recorded in other expense, net in DESC’s Consolidated Statements of Comprehensive Income (Loss). Pursuant to the agreement, upon closing DESC entered into a service agreement with the buyer under which the buyer will compensate DESC in connection with the right to use DESC’s brand in marketing materials and other services over a ten-year term.

16.  AFFILIATED AND RELATED PARTY TRANSACTIONS

DESC owns 40% of Canadys Refined Coal, LLC, which was involved in the manufacturing and sale of refined coal to reduce emissions at one of DESC’s generating facilities. DESC accounts for this investment using the equity method. Purchases and sales of the related coal are recorded as other income (expense), net in the Consolidated Statements of Comprehensive Income (Loss).

DESS, on behalf of itself and its parent company, provided the following services to DESC through December 2020, which were rendered at direct or allocated cost: information systems, telecommunications, customer support, marketing and sales, human resources, corporate compliance, purchasing, financial, risk management, public affairs, legal, investor relations, gas supply and capacity management, strategic planning, general administrative, and retirement benefits. In addition, DESS processed and paid invoices for DESC and was reimbursed. Effective January 2021, DES provides to DESC the services previously provided by DESS. Costs for these services include amounts capitalized. Amounts expensed are primarily recorded in other operations and maintenance – affiliated suppliers and other expense, net in the Consolidated Statements of Comprehensive Income (Loss).

DESC transacts with affiliates for certain quantities of electricity in the ordinary course of business. DESC also enters into certain commodity derivative contracts with affiliates. DESC uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of electricity. See Note 8 for more information.

Year Ended December 31,	2021	2020	2019
(millions)
Purchases of coal from affiliate	$—	$—	$121
Sales of coal to affiliate	—	—	120
Purchases of fuel used in electric generation from affiliate	—	—	43
Direct and allocated costs from DES and DESS(1)	226	294	297
Operating Revenues – Electric from sales to affiliate	4	4	4
Operating Revenues – Gas from sales to affiliate	1	1	1
Operating Expenses – Other taxes from affiliate	7	9	6
Purchases of electricity from solar affiliates	14	12	8
Demand and transportation charges from DECG - Fuel used in electric generation	—	16	19
Demand and transportation charges from DECG - Gas purchased for resale	—	36	44

(1)   Includes capitalized expenditures of $37 million, $81 million and $53 million for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31,	2021	2020
(millions)
Payable to DES and DESS	30	59
Payable to Public Service Company of North Carolina, Incorporated	—	5
Receivable from Public Service Company of North Carolina, Incorporated	60	—
Payable to solar affiliates	1	1
Receivable from nuclear affiliates	1	—
Payable to DEI	1	—
Derivative assets with affiliates(1)	28	—

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

17.  OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

Year Ended December 31,	2021	2020	2019
(millions)
Revenues from contracts with customers	$—	$1	$4
Other income	11	13	19
Other expense	(18)	(38)	(57)
Allowance for equity funds used during construction	5	1	1
Other expense, net	$(2)	$(23)	$(33)

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require DESC’s 2021 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, DESC tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2021, DESC makes the following assertions:

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

Management evaluated DESC’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that DESC maintained effective internal control over financial reporting as of December 31, 2021.

This annual report does not include an attestation report of DESC’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by DESC’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 24, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Omitted pursuant to General Instructions I.(2)(c).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instructions I.(2)(c).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instructions I.(2)(c).

Item 14. Principal Accountant Fees and Services

The following table presents fees paid to Deloitte & Touche LLP for services related to DESC for the fiscal years ended December 31, 2021 and 2020.

Type of Fees	2021	2020
(millions)
Audit fees	$1.54	$1.54
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$1.54	$1.54

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

DESC’s Board of Directors has adopted the Dominion Energy Audit Committee pre-approval policy for its independent auditor’s services and fees and has delegated the execution of this policy to the Dominion Energy Audit Committee. In accordance with this delegation, each year the Dominion Energy Audit Committee pre-approved a schedule that details the services to be provided for the following year and an estimated charge for such services. At its December 2021 meeting, the Dominion Energy Audit Committee approved schedules of services and fees for 2022 inclusive of DESC. In accordance with the pre-approval policy, any changes to the pre-approved schedule may be pre-approved by the Dominion Energy Audit Committee or a delegated member of the Dominion Energy Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.
1.	Financial Statements

See Index on page 20.

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

10.02

$6,000,000,000 Fifth Amended and Restated Revolving Credit Agreement, dated June 9, 2021, among Dominion Energy, Inc., Virginia Electric and Power Company, Questar Gas Company, Dominion Energy South Carolina, Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, J.P. Morgan Securities, LLC and Mizuho Bank, Ltd., as Co-Sustainability Structuring Agent, and other lenders named therein (Exhibit 10.1, Form 8-K filed June 10, 2021, File No. 1-3375).

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

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Dominion Energy South Carolina, Inc. (filed herewith).

31.a	Certification by Chief Executive Officer of Dominion Energy South Carolina, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Dominion Energy South Carolina, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit
Number	Description

32.a

Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Energy South Carolina, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

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
(Diane Leopold, Chief Executive Officer)

DATE: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2022.

Signature	Title
/s/ Robert M. Blue	Director
Robert M. Blue

/s/ James R. Chapman	Director, Executive Vice President, Chief Financial Officer and Treasurer
James R. Chapman

/s/ Diane Leopold	Director and Chief Executive Officer
Diane Leopold

/s/ Michele L. Cardiff	Senior Vice President, Controller and Chief Accounting Officer
Michele L. Cardiff