Form 10-Q
period 2022-03-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2022-05-05
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 28, 2022, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
DSM	Demand-side management
ELG Rule	Effluent limitations guidelines for the steam electric power generating category
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
MWh	Megawatt hour
NND Project

V. C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

NOx	Nitrogen oxide
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PSD	Prevention of significant deterioration
Questar Gas	Questar Gas Company, a wholly-owned subsidiary of Dominion Energy
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy's acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA

Abbreviation or Acronym	Definition
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Summer	V. C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
Virginia Power

The legal entity, Virginia Electric and Power Company, a wholly-owned subsidiary of Dominion Energy, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

Westinghouse	Westinghouse Electric Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	March 31, 2022	December 31, 2021
ASSETS
Utility plant in service	$14,299	$14,200
Accumulated depreciation and amortization	(5,220)	(5,192)
Construction work in progress	486	481
Nuclear fuel, net of accumulated amortization	206	216
Utility plant, net ($718 and $729 related to VIEs)	9,771	9,705
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	42	42
Assets held in trust, nuclear decommissioning	243	256
Nonutility property and investments, net	285	298
Current Assets:
Cash and cash equivalents	30	30
Receivables:
Customer, net of allowance for uncollectible accounts of $6 and $5	332	358
Affiliated and related party	8	16
Other	144	152
Inventories (at average cost):
Fuel	54	60
Gas stored	19	25
Materials and supplies	195	186
Prepayments	64	70
Regulatory assets	350	361
Other current assets(1)	83	57
Total current assets ($66 and $77 related to VIEs)	1,279	1,315
Deferred Debits and Other Assets:
Regulatory assets	3,323	3,323
Affiliated receivables	71	66
Other(1)	266	220
Total deferred debits and other assets ($27 and $31 related to VIEs)	3,660	3,609
Total assets	$14,995	$14,927

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	March 31, 2022	December 31, 2021
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,016	$4,016
Retained earnings	338	335
Accumulated other comprehensive loss	(1)	(1)
Total common equity	4,353	4,350
Noncontrolling interest	169	175
Total equity	4,522	4,525
Long-term debt, net	3,724	3,724
Affiliated long-term debt	230	230
Finance leases	9	10
Total long-term debt	3,963	3,964
Total capitalization	8,485	8,489
Current Liabilities:
Short-term borrowings	52	—
Securities due within one year	5	5
Accounts payable	210	232
Affiliated and related party payables	686	458
Customer deposits and customer prepayments	70	73
Taxes accrued	66	222
Interest accrued	68	73
Regulatory liabilities	281	245
Reserves for litigation and regulatory proceedings	194	211
Other	134	144
Total current liabilities	1,766	1,663
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,019	975
Asset retirement obligations	611	599
Pension and other postretirement benefits	160	164
Regulatory liabilities	2,863	2,936
Other	91	101
Total deferred credits and other liabilities	4,744	4,775
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$14,995	$14,927

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(millions)	2022	2021
Operating Revenue(1)	$849	$744
Operating Expenses:
Fuel used in electric generation(1)	174	132
Purchased power(1)	31	16
Gas purchased for resale	105	81
Other operations and maintenance	117	99
Other operations and maintenance - affiliated suppliers	43	53
Impairment of assets and other charges	—	60
Depreciation and amortization	125	121
Other taxes(1)	73	65
Total operating expenses	668	627
Operating income	181	117
Other income, net	4	6
Interest charges, net of allowance for borrowed funds used during construction of $1 at both periods(1)	52	55
Income before income tax expense	133	68
Income tax expense	26	13
Net Income and Other Comprehensive Income	107	55
Comprehensive Income Attributable to Noncontrolling Interest	4	4
Comprehensive Income Available to Common Shareholder	$103	$51

(1)	See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(millions)	2022	2021
Operating Activities
Net income	$107	$55
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets and other charges	—	60
Deferred income taxes, net	44	13
Depreciation and amortization	125	121
Amortization of nuclear fuel	10	10
Other adjustments	(8)	7
Changes in certain assets and liabilities:
Receivables	18	27
Receivables - affiliated and related party	8	(2)
Inventories	3	17
Prepayments	13	1
Regulatory assets	(66)	(6)
Regulatory liabilities	56	(49)
Accounts payable	22	39
Accounts payable - affiliated and related party	(3)	21
Taxes accrued	(156)	(153)
Interest accrued	(5)	(8)
Pension and other postretirement benefits	(4)	2
Other assets and liabilities	(126)	28
Net cash provided by operating activities	38	183
Investing Activities
Property additions and construction expenditures	(211)	(215)
Proceeds from investments and sales of assets	2	3
Purchase of investments	(1)	(3)
Proceeds from investments - affiliated	—	15
Investment in affiliate, net	—	(1)
Net cash used in investing activities	(210)	(201)
Financing Activities
Dividend to parent	(110)	(75)
Short-term borrowings, net	52	30
Short-term borrowings - affiliated, net	231	88
Other	(1)	(1)
Net cash provided by financing activities	172	42
Net increase in cash, restricted cash and equivalents	—	24
Cash, restricted cash and equivalents at beginning of period(1)	54	5
Cash, restricted cash and equivalents at end of period(1)	$54	$29
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued construction expenditures	$75	$76
(1)

Includes $24 million of restricted cash at both March 31, 2022 and December 31, 2021, recorded within other current assets on the Consolidated Balance Sheets. At March 31, 2021 and December 31, 2020 there were no restricted cash and equivalent balances.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2020	40	$4,017	$277	$(2)	$192	$4,484
Total comprehensive income available to common shareholder			51		4	55
Dividend to parent			(75)			(75)
March 31, 2021	40	$4,017	$253	$(2)	$196	$4,464

December 31, 2021	40	$4,016	$335	$(1)	$175	$4,525
Total comprehensive income available to common shareholder			103		4	107
Dividend to parent			(100)		(10)	(110)
March 31, 2022	40	$4,016	$338	$(1)	$169	$4,522

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in DESC's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Certain amounts in DESC's 2021 Consolidated Financial Statements and Notes have been reclassified to conform to the 2022 presentation for comparative purposes; however, such reclassifications did not affect DESC's net income and other comprehensive income, total assets, liabilities, equity or cash flows. Effective in the second quarter of 2021, DESC updated its Statements of Cash Flows to present net charges for allowance for credit risk and write-offs of accounts receivables within other adjustments to reconcile net income to net cash provided by operating activities from the previous presentation within changes in accounts receivable. All prior period information has been conformed to this presentation, which does not result in a change to net cash provided by operating activities.

DESC is a wholly-owned subsidiary of SCANA, which is a wholly-owned subsidiary of Dominion Energy.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Variable Interest Entities

DESC has determined that it has a controlling financial interest in each of GENCO and Fuel Company (which are considered to be VIEs) and, accordingly, DESC's Consolidated Financial Statements include, after eliminating intercompany balances and transactions, the accounts of DESC, GENCO and Fuel Company. See Note 2 to the Consolidated Financial Statements included in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021 for a description of GENCO and Fuel Company.

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

Significant Accounting Policies

There have been no significant changes from Note 2 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 3 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2021.

Electric – Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In April 2022, the South Carolina Commission approved DESC’s request to increase the total fuel cost component of retail electric rates, effective with the first billing cycle of May 2022. The South Carolina Commission also approved DESC’s request to apply approximately $66 million representing the net balance of funds associated with the monetization of the bankruptcy settlement with Toshiba following the satisfaction of liens against NND Project property previously recorded in regulatory liabilities, as a reduction to its under-collected base fuel cost balance, along with a requested increase to DESC’s variable environmental and avoided capacity cost component. The net effect is an annual increase of $143 million.

Electric – Other

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2022, DESC filed an application with the South Carolina Commission seeking approval to recover $60 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. In April 2022, the South Carolina Commission approved the request, effective with the first billing cycle of May 2022.

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In April 2022, the South Carolina Commission approved DESC’s requested adjustment to this rider to decrease annual revenue by $12 million.

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

	March 31,	December 31,
(millions)	2022	2021
Regulatory assets:
NND Project costs(1)	$138	$138
Deferred employee benefit plan costs(2)	4	8
Other unrecovered plant(3)	16	16
DSM programs(4)	22	23
AROs(5)	2	2
Cost of fuel and purchased gas under-collections(6)	121	126
Other	47	48
Regulatory assets - current	350	361
NND Project costs(1)	2,191	2,226
AROs(5)	341	311
Deferred employee benefit plan costs(2)	110	106
Deferred losses on interest rate derivatives(7)	286	295
Other unrecovered plant(3)	63	57
DSM programs(4)	44	45
Environmental remediation costs(8)	37	30
Deferred storm damage costs(9)	38	38
Deferred transmission operating costs(10)	77	77
Other(11)	136	138
Regulatory assets - noncurrent	3,323	3,323
Total regulatory assets	$3,673	$3,684
Regulatory liabilities:
Monetization of guaranty settlement(12)	$67	$67
Income taxes refundable through future rates(13)	41	42
Reserve for refunds to electric utility customers(14)	109	113
Cost of fuel and purchased gas over-collections(6)	4	—
Derivatives(15)	52	18
Other	8	5
Regulatory liabilities - current	281	245
Monetization of guaranty settlement(12)	753	831
Income taxes refundable through future rates(13)	895	903
Asset removal costs(16)	572	570
Deferred gains on interest rate derivatives(7)	66	67
Reserve for refunds to electric utility customers(14)	394	425
Derivatives(15)	173	131
Other	10	9
Regulatory liabilities - noncurrent	2,863	2,936
Total regulatory liabilities	$3,144	$3,181

(1)

Reflects expenditures associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from electric service customers over a 20-year period ending in 2039. See Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

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

(3)

Represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. DESC is amortizing these amounts through cost of service rates following deprecation amounts that were designed to recover the retired units’ cost over their previous estimated remaining useful lives, which has been estimated to be through 2025. Based on current projections of remaining decommissioning costs, projected recovery is expected to extend to 2029. In addition, amounts include unrecovered costs of existing meters and equipment retired from service prior to being fully depreciated as part of the Advance Metering Infrastructure project, which are being recovered through rates through 2028. This amount also includes certain inventory and preliminary survey and investigation charges being amortized over five years related to the transition or conversion from coal to gas fired generation at certain facilities. In addition, reflects an increase of approximately $7 million related to the abandonment of certain peaking gas generation facilities, such amounts having been reclassified from property, plant and equipment to noncurrent other unrecovered plant. Unamortized amounts are included in rate base and are earning a current return.

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

(6)

Represents amounts under- or over-collected from customers pursuant to the cost of fuel and purchased gas components approved by the South Carolina Commission. Reflects a $66 million reduction recorded in the first quarter of 2022 from the application of a portion of the monetization of guarantee settlement previously reflected as regulatory liabilities associated with the approval of DESC’s cost of fuel proceedings. See above for additional information.

(7)

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

(8)

Reflects amounts associated with the assessment and clean-up of sites currently or formerly owned by DESC. Such remediation costs are expected to be recovered over periods of up to 27 years. See Note 10 for additional information.

(9)

Represents storm restoration costs which DESC expects to recover through customer rates over approximately 10 years pursuant to the settlement agreement approved in DESC’s retail electric base rate case. Unamortized amounts are included in rate base and are earning a current return.

(10)

Includes deferred depreciation and property taxes associated with certain transmission assets which DESC expects to recover from customers through 2063, pursuant to the settlement agreement approved in DESC’s retail electric base rate case. Unamortized amounts are included in rate base and are earning a current return.

(11)	Various other regulatory assets are expected to be recovered through rates over varying periods through 2047.
(12)

Represents proceeds related to the monetization of the Toshiba Settlement. In accordance with the SCANA Merger Approval Order, this balance, net of amounts that may be required to satisfy liens, will be refunded to electric customers over a 20-year period ending in 2039. See Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

(13)

Includes (i) excess deferred income taxes arising from the remeasurement of deferred income taxes in connection with the enactment of the 2017 Tax Reform Act (certain of which are protected under normalization rules and will be amortized over the remaining lives of related property, and certain of which will be amortized to the benefit of customers over prescribed periods as instructed by regulators) and (ii) deferred income taxes arising from investment tax credits, offset by (iii) deferred income taxes that arise from utility operations that have not been included in customer rates (a portion of which relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to 85 years). See Note 7 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

(14)

Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited to customers over an estimated 11-year period effective February 2019 in connection with the SCANA Merger Approval Order. See Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021.

(15)

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

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
(millions)	Electric	Gas	Electric	Gas
Customer class:
Residential	$300	$109	$275	$98
Commercial	201	48	175	39
Industrial	108	31	88	22
Other	38	6	33	5
Revenues from contracts with customers	647	194	571	164
Other revenues	8	—	8	1
Total Operating Revenues	$655	$194	$579	$165

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $8 million at both March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022 and 2021, DESC recognized revenue of $4 million and $3 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	March 31, 2022	December 31, 2021
Beginning balance	$11	$12
Amortization	(1)	(1)
Ending balance	$10	$11

4. EQUITY

For all periods presented, DESC's authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC's authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

In May 2022, Dominion Energy issued $72 million of shares of Dominion Energy common stock to partially satisfy DESC’s remaining obligation under a settlement agreement with the SCDOR discussed in Note 10. In connection with this transaction, DESC will record an equity contribution from Dominion Energy in the second quarter of 2022.

There have been no material changes to the dividend restrictions affecting DESC described in Note 5 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021.

5. LONG-TERM AND SHORT-TERM DEBT

DESC’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility, which can be used for working capital, as support for the combined commercial paper programs of DESC, Dominion Energy, Virginia Power and Questar Gas, and for other general corporate purposes. Other than the items discussed below, there have been no significant changes from Note 6 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2021.

At March 31, 2022, DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, was as follows:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$52	$—

(1)

A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At March 31, 2022, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from DESC's parent or from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2022.

DESC has FERC approval to enter into an inter-company credit agreement with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At March 31, 2022 and December 31, 2021, DESC had borrowings outstanding under this credit agreement totaling $646 million and $415 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For both the three months ended March 31, 2022 and 2021, DESC recorded interest charges of $2 million.

Fuel Company and GENCO participated in a SCANA utility money pool until January 2021, when that utility money pool was closed. Money pool borrowings and investments bore interest at short-term market rates. For the three-months ended March 31, 2021, DESC recorded both interest income and interest expense from money pool transactions of less than $1 million.

6. INCOME TAXES

DESC’s effective tax rate is 19.5% for both the three months ended March 31, 2022 and 2021.

As of March 31, 2022, there have been no material changes in DESC’s unrecognized tax benefits. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of these unrecognized tax benefits.

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives, and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

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

Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2022 and December 31, 2021, DESC would have been required to post $4 million and $8 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. DESC had posted $6 million and $11 million, respectively, of collateral at March 31, 2022 and December 31, 2021 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of March 31, 2022 and December 31, 2021 was $10 million and $19 million, respectively, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid. DESC’s commodity derivative assets are not subject to a master netting agreement or similar arrangement.

	March 31, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$10	$—	$6	$4	$19	$—	$11	$8
Total derivatives	$10	$—	$6	$4	$19	$—	$11	$8

(1)	There were no derivative liabilities that are not subject to master netting or similar arrangements at March 31, 2022 or December 31, 2021.

Volumes

The following table presents the volume of derivative activity at March 31, 2022. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Electricity (MWh in millions):
Fixed price	2	22
Interest rate(1) (in millions)	$—	$71

(1)	Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At March 31, 2022
ASSETS
Current Assets
Commodity	$—	$52	$52
Total current derivative assets(1)	—	52	52
Noncurrent Assets
Commodity	—	173	173
Total noncurrent derivative assets(2)	—	173	173
Total derivative assets	$—	$225	$225
LIABILITIES
Current Liabilities
Interest rate	$1	$—	$1
Total current derivative liabilities(3)	1	—	1
Noncurrent Liabilities
Interest rate	6	3	9
Total noncurrent derivative liabilities(4)	6	3	9
Total derivative liabilities	$7	$3	$10
At December 31, 2021
ASSETS
Current Assets
Commodity	$—	$18	$18
Total current derivative assets(1)	—	18	18
Noncurrent Assets
Commodity	—	130	130
Total noncurrent derivative assets(2)	—	130	130
Total derivative assets	$—	$148	$148
LIABILITIES
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(3)	1	1	2
Noncurrent Liabilities
Interest rate	11	6	17
Total noncurrent derivative liabilities(4)	11	6	17
Total derivative liabilities	$12	$7	$19

(1)	Current derivative assets are presented in other current assets in DESC’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred debits and other assets in DESC’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in DESC’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in DESC’s Consolidated Balance Sheets.

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended March 31, 2022
Derivative type and location of gains (losses):
Interest rate	$5
Total	$5
Three Months Ended March 31, 2021
Derivative type and location of gains (losses):
Interest rate	$7
Total	$7

(1)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

Derivatives Not Designated as Hedging Instrument

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended March 31,	2022	2021
Derivative type and location of gains (losses):
Commodity contracts:
Purchased power	$3	$—
Interest rate contracts:
Interest charges	(1)	(1)
Total	$2	$(1)

(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

8. FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

DESC’s fair value measurements are made in accordance with the policies discussed in Note 9 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021. See Note 7 in this report for further information about DESC’s derivatives and hedge accounting activities. DESC applies fair value measurements to certain assets and liabilities including commodity and interest rate derivative instruments.

The following table presents DESC’s quantitative information about Level 3 fair value measurements at March 31, 2022. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical forwards:
Electricity	$225	Discounted cash flow	Market price (per MWh)	(2)	30-87	47
Total assets	$225
(1) Averages weighted by volume.
(2) Represents market prices beyond defined terms for Levels 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At March 31, 2022
Assets
Commodity	$—	$—	$225	$225
Total assets	$—	$—	$225	$225
Liabilities
Interest rate	$—	$10	$—	$10
Total liabilities	$—	$10	$—	$10
At December 31, 2021
Assets
Commodity	$—	$—	$148	$148
Total assets	$—	$—	$148	$148
Liabilities
Interest rate	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

The following table presents the net change in DESC's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category. There were no net changes in assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the three months ended March 31, 2021.

Three Months Ended
March 31,
2022
(millions)
Beginning balance	$148
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	3
Included in regulatory assets/liabilities	77
Settlements	(3)
Ending balance	$225

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three months ended March 31, 2022.

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

	March 31, 2022		December 31, 2021
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,724	$4,231	$3,724	$4,831
Notes payable	230	230	230	230

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

9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2022	2021	2022	2021
Service cost	$2	$3	$—	$1
Interest cost	5	5	2	1
Expected return on assets	(12)	(12)	—	—
Amortization of actuarial losses	—	2	—	—
Net periodic benefit cost (credit)	$(5)	$(2)	$2	$2

During the three months ended March 31, 2022, DESC made no contributions to its pension trust and does not expect to make any such contributions in 2022. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 at an estimated cost of $26 million. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of March 31, 2022, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $38 million and are included in regulatory assets.

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

Claims and Litigation

The following describes certain legal proceedings involving DESC relating primarily to events occurring before closing of the SCANA Combination. In addition, certain legal matters which have been resolved are discussed in Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 include reserves of $194 million and $211 million, respectively, and insurance receivables of $85 million at both dates, included within other receivables. These balances at March 31, 2022 and December 31, 2021 include $70 million and $85 million, respectively, of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which are currently pending. During the three months ended March 31, 2022, no charges were included in DESC’s Consolidated Statements of Comprehensive Income. During the three months ended March 31, 2021, DESC’s Consolidated Statements of Comprehensive Income includes charges of $60 million ($45 million after-tax), included within impairment of assets and other charges.

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

Employment Class Actions and Indemnification

In August 2017, a case was filed in the U.S. District Court for the District of South Carolina on behalf of persons who were formerly employed at the NND Project. In July 2018, the court certified this case as a class action. In February 2019, certain of these plaintiffs filed an additional case, which case has been dismissed and the plaintiffs have joined the case filed August 2017. The plaintiffs allege, among other things, that SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. violated the Worker Adjustment and Retraining Notification Act in connection with the decision to stop construction at the NND Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment and are seeking damages, which could be as much as $100 million for 100% of the NND Project. In January 2021, the U.S. District Court for the District of South Carolina granted summary judgment in favor of SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. In February 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. In November 2021, the U.S Court of Appeals for the Fourth Circuit affirmed the lower court ruling. In March 2022, the deadline to file an appeal to the Supreme Court of the United States expired.

In September 2018, a case was filed in the State Court of Common Pleas in Fairfield County, South Carolina by Fluor Enterprises, Inc. and Fluor Daniel Maintenance Services, Inc. against DESC and Santee Cooper. The plaintiffs make claims for indemnification, breach of contract and promissory estoppel arising from, among other things, the defendants' alleged failure and refusal to defend and indemnify the Fluor defendants in the aforementioned case. As a result of the ruling in favor of the defendants in the aforementioned case, any potential loss by DESC would be limited to an inconsequential amount.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement.

11. OPERATING SEGMENTS

The Corporate and Other segment includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

In the three months ended March 31, 2022 and 2021, DESC reported an immaterial amount of specific items in the Corporate and Other segment.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended March 31, 2022
Dominion Energy South Carolina	$849	$104
Corporate and Other	—	(1)
Consolidated total	$849	$103

Three Months Ended March 31, 2021
Dominion Energy South Carolina	$744	$97
Corporate and Other	—	(46)
Consolidated total	$744	$51

12. AFFILIATED AND RELATED PARTY TRANSACTIONS

DES, on behalf of itself and its parent company, provide the following services to DESC, which are rendered at direct or allocated cost: information systems, telecommunications, customer support, marketing and sales, human resources, corporate compliance, purchasing, financial, risk management, public affairs, legal, investor relations, gas supply and capacity management, strategic planning, general administrative and retirement benefits. In addition, DES processes and pays invoices for DESC and is reimbursed. Costs for these services include amounts capitalized. Amounts expensed are primarily recorded in other operations and maintenance - affiliated suppliers and other income, net in the Consolidated Statements of Comprehensive Income.

DESC transacts with affiliates for certain quantities of electricity in the ordinary course of business. DESC also enters into certain commodity derivative contracts with affiliates. DESC uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of electricity. See Note 7 for additional information.

	Three Months Ended March 31,
(millions)	2022	2021
Direct and allocated costs from DES(1)	$55	$55
Operating Revenues - Electric from sales to affiliate	1	1
Operating Expenses - Other taxes from affiliate	3	3
Purchases of electricity from solar affiliates	2	2

(1)	Includes capitalized expenditures of $12 million and $2 million for the three months ended March 31, 2022 and 2021, respectively.

(millions)	March 31, 2022	December 31, 2021
Payable to DES	$24	$30
Receivable from Public Service Company of North Carolina, Incorporated	5	60
Payable to solar affiliates	1	1
Receivable from nuclear affiliates	1	1
Payable to Dominion Energy	2	1
Derivative assets with affiliates(1)	45	28

(1)    Includes amounts recorded in other current assets of $11 million and $4 million as of March 31, 2022 and December 31, 2021, respectively, and amounts recorded in other deferred debits and other assets of $34 million and $24 million as of March 31, 2022 and December 31, 2021, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME, NET

Components of other income, net are as follows:

	Three Months Ended March 31,
(millions)	2022	2021
Revenues from contracts with customers	$—	$—
Other income	2	3
Other expense	1	2
Allowance for equity funds used during construction	1	1
Other income, net	$4	$6

Non-service cost components of pension and other postretirement benefits are included in other income.

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Results of Operations

Presented below is a summary of DESC’s consolidated results:

	First Quarter
(millions)	2022	2021	$ Change
Net income	$107	$55	$52

Overview

First Quarter 2022 vs. 2021

Net income increased 95%, primarily due to the absence of charges associated with litigation.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	First Quarter
(millions)	2022	2021	$ Change
Operating revenues	$849	$744	$105
Fuel used in electric generation	174	132	42
Purchased power	31	16	15
Gas purchased for resale	105	81	24
Other operations and maintenance	160	152	8
Impairment of assets and other charges	—	60	(60)
Depreciation and amortization	125	121	4
Other taxes	73	65	8
Other income, net	4	6	(2)
Interest charges	52	55	(3)
Income tax expense	26	13	13

An analysis of DESC’s results of operations follows:

First Quarter 2022 vs. 2021

Operating revenues increased 14%, primarily due to a $86 million increase in the fuel cost component included in utility rates as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($62 million) and gas utility customers ($24 million), an increase in non-fuel base rates associated with the settlement in 2021 of the South Carolina electric base rate case ($7 million) and an increase in sales to electric utility retail customers associated with growth ($5 million).

Fuel used in electric generation increased 32%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Purchased power increased 94%, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 30%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 5%, primarily due to an increase in outside services.

Impairment of assets and other charges decreased $60 million, primarily due to the absence of charges associated with litigation.

Other taxes increased 12%, primarily due to higher property taxes.

Income tax expense increased $13 million, primarily due to higher pre-tax income.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which DESC is a party, which information is incorporated herein by reference:

•	Notes 3 and 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021.
•	Notes 2 and 10 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

DESC’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these risk factors have been identified in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in DESC's Annual Report on Form 10-K for the year ended December 31, 2021. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 5, 2022, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: May 5, 2022		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer