Form 10-Q
period 2022-06-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2022-08-08
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At August 1, 2022, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

NOx	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PSD	Prevention of significant deterioration
Questar Gas	Questar Gas Company, a wholly-owned subsidiary of Dominion Energy
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy's acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement

Abbreviation or Acronym	Definition
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Summer	V. C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
Virginia Power

The legal entity, Virginia Electric and Power Company, a wholly-owned subsidiary of Dominion Energy, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

Westinghouse	Westinghouse Electric Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	June 30, 2022	December 31, 2021
ASSETS
Utility plant in service	$14,423	$14,200
Accumulated depreciation and amortization	(5,261)	(5,192)
Construction work in progress	517	481
Nuclear fuel, net of accumulated amortization	197	216
Utility plant, net ($708 and $729 related to VIEs)	9,876	9,705
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	42	42
Assets held in trust, nuclear decommissioning	225	256
Nonutility property and investments, net	267	298
Current Assets:
Cash and cash equivalents	46	30
Receivables:
Customer, net of allowance for uncollectible accounts of $5 in both periods	399	358
Affiliated and related party	3	16
Other	126	152
Inventories (at average cost):
Fuel	64	60
Gas stored	27	25
Materials and supplies	210	186
Prepayments	103	70
Regulatory assets	449	361
Other current assets(1)	87	57
Total current assets ($63 and $77 related to VIEs)	1,514	1,315
Deferred Debits and Other Assets:
Regulatory assets	3,305	3,323
Affiliated receivables	76	66
Other(1)	309	220
Total deferred debits and other assets ($25 and $31 related to VIEs)	3,690	3,609
Total assets	$15,347	$14,927

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	June 30, 2022	December 31, 2021
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,088	$4,016
Retained earnings	357	335
Accumulated other comprehensive loss	(1)	(1)
Total common equity	4,444	4,350
Noncontrolling interest	168	175
Total equity	4,612	4,525
Long-term debt, net	3,725	3,724
Affiliated long-term debt	230	230
Finance leases	8	10
Total long-term debt	3,963	3,964
Total capitalization	8,575	8,489
Current Liabilities:
Short-term borrowings	190	—
Securities due within one year	4	5
Accounts payable	288	232
Affiliated and related party payables	667	458
Customer deposits and customer prepayments	75	73
Taxes accrued	123	222
Interest accrued	72	73
Regulatory liabilities	301	245
Reserves for litigation and regulatory proceedings	124	211
Other	135	144
Total current liabilities	1,979	1,663
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,077	975
Asset retirement obligations	613	599
Pension and other postretirement benefits	158	164
Regulatory liabilities	2,859	2,936
Other	86	101
Total deferred credits and other liabilities	4,793	4,775
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$15,347	$14,927

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2022	2021	2022	2021
Operating Revenue(1)	$909	$692	$1,758	$1,436
Operating Expenses:
Fuel used in electric generation(1)	254	120	428	252
Purchased power(1)	27	27	58	43
Gas purchased for resale	89	50	194	131
Other operations and maintenance	109	117	226	216
Other operations and maintenance - affiliated suppliers	39	47	82	100
Impairment of assets and other charges	4	259	4	319
Depreciation and amortization	126	119	251	240
Other taxes(1)	71	62	144	127
Total operating expenses	719	801	1,387	1,428
Operating income (loss)	190	(109)	371	8
Other income (expense), net	20	(12)	24	(6)
Interest charges, net of allowance for borrowed funds used during construction of $1, $1, $2 and $2(1)	53	54	105	109
Income (loss) before income tax expense	157	(175)	290	(107)
Income tax expense (benefit)	31	(49)	57	(36)
Net Income (Loss) and Other Comprehensive Income (Loss)	126	(126)	233	(71)
Comprehensive Income Attributable to Noncontrolling Interest	7	5	11	9
Comprehensive Income (Loss) Available to Common Shareholder	$119	$(131)	$222	$(80)

(1)	See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(millions)	2022	2021
Operating Activities
Net income (loss)	$233	$(71)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of assets and other charges	4	319
Deferred income taxes, net	102	(52)
Depreciation and amortization	251	240
Amortization of nuclear fuel	19	20
Other adjustments	4	6
Changes in certain assets and liabilities:
Receivables	(29)	21
Receivables - affiliated and related party	13	(2)
Inventories	(30)	(4)
Prepayments	(23)	(38)
Regulatory assets	(178)	(51)
Regulatory liabilities	36	(108)
Accounts payable	66	81
Accounts payable - affiliated and related party	63	(66)
Taxes accrued	(99)	(99)
Interest accrued	(1)	2
Pension and other postretirement benefits	(6)	3
Other assets and liabilities	(212)	78
Net cash provided by operating activities	213	279
Investing Activities
Property additions and construction expenditures	(346)	(415)
Proceeds from investments and sales of assets	9	6
Purchase of investments	(1)	(7)
Purchase of investments - affiliated	—	(1)
Short-term investments - affiliated	—	15
Other	1	—
Net cash used in investing activities	(337)	(402)
Financing Activities
Dividend to parent	(218)	(105)
Short-term borrowings, net	190	60
Short-term borrowings - affiliated, net	146	187
Other	(2)	(2)
Net cash provided by financing activities	116	140
Net increase (decrease) in cash, restricted cash and equivalents	(8)	17
Cash, restricted cash and equivalents at beginning of period(1)	54	5
Cash, restricted cash and equivalents at end of period(1)	$46	$22
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(2)
Accrued construction expenditures	$98	$27
Operating leases	3	—
(1)

Includes $24 million of restricted cash at December 31, 2021, recorded within other current assets on the Consolidated Balance Sheets. At June 30, 2022, June 30, 2021 and December 31, 2020 there were no restricted cash and equivalent balances.

(2)	See Note 4 for noncash financing activities related to capital contributions associated with the settlement of litigation.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
March 31, 2021	40	$4,017	$253	$(2)	$196	$4,464
Total comprehensive income (loss) available (attributable) to common shareholder			(131)		5	(126)
Dividend to parent					(30)	(30)
June 30, 2021	40	$4,017	$122	$(2)	$171	$4,308

March 31, 2022	40	$4,016	$338	$(1)	$169	$4,522
Total comprehensive income available to common shareholder			119		7	126
Capital contribution from parent		72				72
Dividend to parent			(100)		(8)	(108)
June 30, 2022	40	$4,088	$357	$(1)	$168	$4,612

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2020	40	$4,017	$277	$(2)	$192	$4,484
Total comprehensive income (loss) available (attributable) to common shareholder			(80)		9	(71)
Dividend to parent			(75)		(30)	(105)
June 30, 2021	40	$4,017	$122	$(2)	$171	$4,308

December 31, 2021	40	$4,016	$335	$(1)	$175	$4,525
Total comprehensive income available to common shareholder			222		11	233
Capital contribution from parent		72				72
Dividend to parent			(200)		(18)	(218)
June 30, 2022	40	$4,088	$357	$(1)	$168	$4,612

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

Natural Gas Rates

In June 2022, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2022 with a total revenue requirement of $553 million. This represents a $129 million overall annual increase to its natural gas rates including a $16 million increase under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2022. This matter is pending.

In November 2021, DESC filed an application with the South Carolina Commission seeking approval to create DSM programs for DESC's residential and commercial natural gas customers and a new rider to retail gas rates for the recovery of the associated program costs and a shared savings incentive of 9.9%. The application also includes a notice of intent that DESC would seek to recover the net lost revenues resulting from the proposed DSM programs through the annual Natural Gas Rate Stabilization Act proceeding. In June 2022, the South Carolina Commission voted to approve the proposed DSM programs with a shared savings incentive of 8.14%. A final order is pending.

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

	June 30,	December 31,
(millions)	2022	2021
Regulatory assets:
NND Project costs(1)	$138	$138
Deferred employee benefit plan costs(2)	4	8
Other unrecovered plant(3)	17	16
DSM programs(4)	22	23
Cost of fuel and purchased gas under-collections(5)	219	126
Other	49	50
Regulatory assets – current	449	361
NND Project costs(1)	2,157	2,226
AROs(6)	367	311
Deferred employee benefit plan costs(2)	109	106
Deferred losses on interest rate derivatives(7)	280	295
Other unrecovered plant(3)	62	57
DSM programs(4)	43	45
Environmental remediation costs(8)	36	30
Deferred storm damage costs(9)	39	38
Deferred transmission operating costs(10)	76	77
Other(11)	136	138
Regulatory assets - noncurrent	3,305	3,323
Total regulatory assets	$3,754	$3,684
Regulatory liabilities:
Monetization of guaranty settlement(12)	$67	$67
Income taxes refundable through future rates(13)	38	42
Reserve for refunds to electric utility customers(14)	108	113
Derivatives(15)	78	18
Other	10	5
Regulatory liabilities - current	301	245
Monetization of guaranty settlement(12)	736	831
Income taxes refundable through future rates(13)	886	903
Asset removal costs(16)	579	570
Deferred gains on interest rate derivatives(7)	66	67
Reserve for refunds to electric utility customers(14)	369	425
Derivatives(15)	216	131
Other	7	9
Regulatory liabilities - noncurrent	2,859	2,936
Total regulatory liabilities	$3,160	$3,181

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

(6)   Represents deferred depreciation and accretion expense related to legal obligations associated with the future retirement of generation, transmission and distribution properties. The AROs primarily relate to DESC’s electric generating facilities, including Summer, and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 105 years.

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

(8)

Reflects amounts associated with the assessment and clean-up of sites currently or formerly owned by DESC. Such remediation costs are expected to be recovered over periods of up to 26 years. See Note 10 for additional information.

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

(15)

Represents changes in the fair value of derivatives, excluding separately presented deferred gains on interest rate derivatives, that following settlement are expected to be recovered from or refunded to customers.

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

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$332	$45	$271	$38	$632	$154	$546	$136
Commercial	245	35	199	26	446	83	374	65
Industrial	135	43	95	18	243	74	183	40
Other	62	6	38	7	100	12	71	12
Revenues from contracts with customers	774	129	603	89	1,421	323	1,174	253
Other revenues	6	—	—	—	14	—	8	1
Total Operating Revenues	$780	$129	$603	$89	$1,435	$323	$1,182	$254

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $11 million and $8 million at June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022 and 2021, DESC recognized revenue of $4 million and $3 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	June 30, 2022	December 31, 2021
Beginning balance	$11	$12
Amortization	(1)	(1)
Ending balance	$10	$11

4. EQUITY

For all periods presented, DESC's authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC's authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

In May 2022, Dominion Energy issued $72 million of shares of Dominion Energy common stock to partially satisfy DESC’s remaining obligation under a settlement agreement with the SCDOR discussed in Note 10. In connection with this transaction, DESC recorded an equity contribution from Dominion Energy in the second quarter of 2022.

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

At June 30, 2022, DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, was as follows:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$190	$—

(1)

A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At June 30, 2022, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from DESC's parent or from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2022.

DESC has FERC approval to enter into an inter-company credit agreement with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At June 30, 2022 and December 31, 2021, DESC had borrowings outstanding under this credit agreement totaling $561 million and $415 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the three and six months ended June 30, 2022, DESC recorded interest charges of $3 million and $5 million, respectively. For the three and six months ended June 30, 2021, DESC recorded interest charges of $2 million and $4 million, respectively.

Fuel Company and GENCO participated in a SCANA utility money pool until January 2021, when that utility money pool was closed. Money pool borrowings and investments bore interest at short-term market rates. For the six months ended June 30, 2021, DESC recorded both interest income and interest expense from money pool transactions of less than $1 million.

6. INCOME TAXES

DESC’s effective tax rate for the six months ended June 30, 2022 is 19.8% compared to 33.6% for the six months ended June 30, 2021. DESC’s effective tax rate for the six months ended June 30, 2021 is primarily attributable to loss before income tax resulting from charges associated with the settlement of the South Carolina electric base rate case.

As of June 30, 2022, there have been no material changes in DESC’s unrecognized tax benefits. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of these unrecognized tax benefits.

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

Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2022 and December 31, 2021, DESC would have been required to post $3 million and $8 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. DESC had posted $3 million and $11 million, respectively, of collateral at June 30, 2022 and December 31, 2021 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of June 30, 2022 and December 31, 2021 was $6 million and $19 million, respectively, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid. DESC’s commodity derivative assets are not subject to a master netting agreement or similar arrangement.

	June 30, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$6	$—	$3	$3	$19	$—	$11	$8
Total derivatives	$6	$—	$3	$3	$19	$—	$11	$8

(1)	There were no derivative liabilities that are not subject to master netting or similar arrangements at June 30, 2022 or December 31, 2021.

Volumes

The following table presents the volume of derivative activity at June 30, 2022. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Electricity (MWh in millions):
Fixed price	2	25
Interest rate(1) (in millions)	$—	$71
(1)	Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At June 30, 2022
ASSETS
Current Assets
Commodity	$—	$79	$79
Total current derivative assets(1)	—	79	79
Noncurrent Assets
Commodity	—	216	216
Total noncurrent derivative assets(2)	—	216	216
Total derivative assets	$—	$295	$295
LIABILITIES
Current Liabilities
Interest rate	$1	$—	$1
Total current derivative liabilities(3)	1	—	1
Noncurrent Liabilities
Interest rate	4	1	5
Total noncurrent derivative liabilities(4)	4	1	5
Total derivative liabilities	$5	$1	$6
At December 31, 2021
ASSETS
Current Assets
Commodity	$—	$18	$18
Total current derivative assets(1)	—	18	18
Noncurrent Assets
Commodity	—	130	130
Total noncurrent derivative assets(2)	—	130	130
Total derivative assets	$—	$148	$148
LIABILITIES
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(3)	1	1	2
Noncurrent Liabilities
Interest rate	11	6	17
Total noncurrent derivative liabilities(4)	11	6	17
Total derivative liabilities	$12	$7	$19

(1)	Current derivative assets are presented in other current assets in DESC’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred debits and other assets in DESC’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in DESC’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in DESC’s Consolidated Balance Sheets.

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income (Loss):

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended June 30, 2022
Derivative type and location of gains (losses):
Interest rate	$3
Total	$3
Three Months Ended June 30, 2021
Derivative type and location of gains (losses):
Interest rate	$(1)
Total	$(1)
Six Months Ended June 30, 2022
Derivative type and location of gains (losses):
Interest rate	$8
Total	$8
Six Months Ended June 30, 2021
Derivative type and location of gains (losses):
Interest rate	$6
Total	$6

(1)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income (Loss).

Derivatives Not Designated as Hedging Instrument

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended June 30,	2022	2021
Derivative type and location of gains (losses):
Commodity contracts:
Purchased power	$15	$—
Total	$15	$—
Six Months Ended June 30,
Derivative type and location of gains (losses):
Commodity contracts:
Purchased power	$18	$—
Interest rate contracts:
Interest charges	(1)	(1)
Total	$17	$(1)

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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at June 30, 2022. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical forwards:
Electricity	$295	Discounted cash flow	Market price (per MWh)	(2)	30-141	53
Total assets	$295
(1) Averages weighted by volume.
(2) Represents market prices beyond defined terms for Levels 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At June 30, 2022
Assets
Commodity	$—	$—	$295	$295
Total assets	$—	$—	$295	$295
Liabilities
Interest rate	$—	$6	$—	$6
Total liabilities	$—	$6	$—	$6
At December 31, 2021
Assets
Commodity	$—	$—	$148	$148
Total assets	$—	$—	$148	$148
Liabilities
Interest rate	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

The following table presents the net change in DESC's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(millions)
Beginning balance	$225	$—	$148	$—
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	15	—	18	—
Included in regulatory assets/liabilities	70	(13)	147	(13)
Settlements	(15)	—	(18)	—
Ending balance	$295	$(13)	$295	$(13)

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2022 and 2021.

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

	June 30, 2022		December 31, 2021
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,725	$3,832	$3,724	$4,831
Affiliated long-term debt	230	230	230	230

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)	Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium.

9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2022	2021	2022	2021
Service cost	$2	$1	$1	$—
Interest cost	6	5	1	2
Expected return on assets	(13)	(12)	—	—
Amortization of actuarial losses	—	1	—	—
Net periodic benefit cost (credit)	$(5)	$(5)	$2	$2
Six Months Ended June 30,
Service cost	$4	$4	$1	$1
Interest cost	11	10	3	3
Expected return on assets	(25)	(24)	—	—
Amortization of actuarial losses	—	3	—	—
Net periodic benefit cost (credit)	$(10)	$(7)	$4	$4

During the three and six months ended June 30, 2022, DESC made no contributions to its pension trust and does not expect to make any such contributions in 2022. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

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

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. The ACE Rule regulated GHG emissions from existing coal-fired power plants pursuant to Section 111(d) of the CAA and required states to develop plans by July 2022 establishing unit-specific performance standards for existing coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE Rule and remanded it to the EPA. This decision would take effect upon issuance of the court’s mandate. In March 2021, the court issued a partial mandate vacating and remanding all parts of the ACE Rule except for the portion of the ACE Rule that repealed the Clean Power Plan. In October 2021, the U.S. Supreme Court agreed to hear a challenge of the U.S. Court of Appeals for the D.C. Circuit’s decision on the ACE Rule. In June 2022, the U.S. Supreme Court reversed the D.C. Circuit’s decision on the ACE Rule and remanded the case back to the D.C. Circuit. Until the case is resolved by the D.C. Circuit and/or the EPA issues new rulemaking, DESC cannot predict an impact to its operations, financial condition and/or cash flows.

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

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the ELG Rule. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the final ELG Rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the final ELG Rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extends the latest dates for compliance. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. While the impacts of this rule could be material to DESC’s results of operations, financial condition and/or cash flows, as DESC expects that wastewater treatment technology retrofits and modifications at the Williams and Wateree generating stations will be required, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts for DESC.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 at an estimated cost of $26 million. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of June 30, 2022, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $38 million and are included in regulatory assets.

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

Claims and Litigation

The following describes certain legal proceedings involving DESC relating primarily to events occurring before closing of the SCANA Combination. In addition, certain legal matters which have been resolved are discussed in Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 include reserves of $124 million and $211 million, respectively, and insurance receivables of $68 million and $85 million, respectively, included within other receivables. These balances at June 30, 2022 and December 31, 2021 include $68 million and $85 million, respectively, of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which are currently pending. During both the three and six months ended June 30, 2022, charges included in DESC’s Consolidated Statements of Comprehensive Income were inconsequential. During the three and six months ended June 30, 2021, DESC’s Consolidated Statements of Comprehensive Income includes charges of $10 million ($8 million after-tax) and $70 million ($53 million after-tax), respectively, included within impairment of assets and other charges.

SCANA Shareholder Litigation

In February 2018, a purported class action was filed against Dominion Energy and certain former directors of SCANA and DESC in the State Court of Common Pleas in Richland County, South Carolina (the Metzler Lawsuit). The plaintiff alleges, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin and/or rescind the merger. In February 2018, Dominion Energy removed the case to the U.S. District Court for the District of South Carolina and filed a Motion to Dismiss in March 2018. In September 2019, the U.S. District Court for the District of South Carolina granted the plaintiffs’ motion to consolidate the Metzler Lawsuit with another lawsuit regarding the SCANA Merger Agreement to which DESC is not a party. In October 2019, the plaintiffs filed an amended complaint against certain former directors and executive officers of SCANA and DESC, which stated substantially similar allegations to those in the initial lawsuits as well as an inseparable fraud claim. In November 2019, the defendants filed a motion to dismiss. In April 2020, the U.S. District Court for the District of South Carolina denied the motion to dismiss. In May 2020, SCANA filed a motion to intervene, which was denied in August 2020. In September 2020, SCANA filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. In June 2021, the parties reached an agreement in principle to settle this case, along with a related case to which DESC was not a party, subject to court approval, with no financial impact to DESC. In June 2022, this case was dismissed in connection with court approval of the related case to which DESC was not a party.

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

In September 2018, a case was filed in the State Court of Common Pleas in Fairfield County, South Carolina by Fluor Enterprises, Inc. and Fluor Daniel Maintenance Services, Inc. against DESC and Santee Cooper. The plaintiffs make claims for indemnification, breach of contract and promissory estoppel arising from, among other things, the defendants' alleged failure and refusal to defend and indemnify the Fluor defendants in the aforementioned case. As a result of the ruling in favor of the defendants in the aforementioned case, DESC was able to resolve Fluor’s claims for an inconsequential amount.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement.  In July 2022, the South Carolina Commission voted to approve the request. A final order is pending. As a result, certain of the utility and non-utility properties representing $31 million of the value to be conveyed are expected to transfer by the end of 2022 and result in a gain of approximately $20 million. The transfer of the remaining real estate remains subject to the approval of FERC. If such approval is received, the transfer of such utility and non-utility properties is expected to result in a gain of approximately $20 million upon completion.

Nuclear Operations

Nuclear Insurance

Other than the item discussed below, there have been no significant changes regarding DESC’s nuclear insurance as described in Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021.

During the second quarter of 2022, Dominion Energy reduced the levels of nuclear property insurance coverage for the reactor site at Summer from $2.75 billion to the NRC minimum requirement of $1.06 billion. As a result of this reduction in nuclear property insurance coverage, DESC’s maximum retrospective premium assessment for the current annual policy period was reduced to $11 million. Additionally, DESC maintains an excess property insurance policy with the European Mutual Association for Nuclear Insurance which provides coverage to Summer for property damage and outage costs resulting from an event of a non-nuclear origin. Dominion Energy reduced the levels of coverage from $415 million to $1 million.

11. OPERATING SEGMENTS

The Corporate and Other segment includes specific items attributable to DESC’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

In the six months ended June 30, 2022, DESC reported an immaterial amount of specific items in the Corporate and Other segment. In the six months ended June 30, 2021, DESC reported after-tax net expense of $256 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment.

The net expense for specific items attributable to DESC’s operating segment in 2021 primarily related to the impact of the following items:

•	$266 million ($199 million after-tax) of charges associated with the settlement of the South Carolina electric base rate case; and
•	A $70 million ($53 million after-tax) charge associated with litigation.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended June 30, 2022
Dominion Energy South Carolina	$909	$119
Corporate and Other	—	—
Consolidated Total	$909	$119

Three Months Ended June 30, 2021
Dominion Energy South Carolina	$692	$79
Corporate and Other	—	(210)
Consolidated Total	$692	$(131)

Six Months Ended June 30, 2022
Dominion Energy South Carolina	$1,758	$223
Corporate and Other	—	(1)
Consolidated total	$1,758	$222

Six Months Ended June 30, 2021
Dominion Energy South Carolina	$1,436	$176
Corporate and Other	—	(256)
Consolidated total	$1,436	$(80)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2022	2021	2022	2021
Direct and allocated costs from DES(1)	$51	$57	$106	$115
Operating Revenues - Electric from sales to affiliate	1	1	2	2
Operating Expenses - Other taxes from affiliate	2	2	5	4
Purchases of electricity from solar affiliates	5	5	7	7

(1)

Includes capitalized expenditures of $12 million and $10 million for the three months ended June 30, 2022 and 2021, respectively, and $24 million and $15 million for the six months ended June 30, 2022 and 2021, respectively.

(millions)	June 30, 2022	December 31, 2021
Payable to DES	$47	$30
Payable to Public Service Company of North Carolina, Incorporated	42	60
Payable to solar affiliates	2	1
Receivable from nuclear affiliates	1	1
Payable to Dominion Energy	1	1
Derivative assets with affiliates(1)	60	28

(1)    Includes amounts recorded in other current assets of $15 million and $4 million as of June 30, 2022 and December 31, 2021, respectively, and amounts recorded in other deferred debits and other assets of $45 million and $24 million as of June 30, 2022 and December 31, 2021, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2022	2021	2022	2021
Other income	$1	$4	$3	$7
Other expense	—	(18)	1	(16)
Gains on sales of assets	17	—	17	—
Allowance for equity funds used during construction	2	2	3	3
Other income (expense), net	$20	$(12)	$24	$(6)

Non-service cost components of pension and other postretirement benefits are included in other income (expense).

In June 2022, DESC completed the sale of certain utility property in South Carolina, as approved by the South Carolina Commission in May 2022, for total cash consideration of $16 million. In connection with the sale, DESC recognized a gain of $16 million ($12 million after-tax) for the three and six months ended June 30, 2022.

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

Results of Operations

Presented below is a summary of DESC’s consolidated results:

	Second Quarter			Year-To-Date
(millions)	2022	2021	$ Change	2022	2021	$ Change
Net income (loss)	$126	$(126)	$252	$233	$(71)	$304

Overview

Second Quarter 2022 vs. 2021

Net income increased $252 million, primarily due to the absence of charges associated with the settlement of the South Carolina electric base rate case.

Year-To-Date 2022 vs. 2021

Net income increased $304 million, primarily due to the absence of charges associated with the settlement of the South Carolina electric base rate case and the absence of charges associated with litigation.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Second Quarter			Year-To-Date
(millions)	2022	2021	$ Change	2022	2021	$ Change
Operating revenues	$909	$692	$217	$1,758	$1,436	$322
Fuel used in electric generation	254	120	134	428	252	176
Purchased power	27	27	—	58	43	15
Gas purchased for resale	89	50	39	194	131	63
Other operations and maintenance	148	164	(16)	308	316	(8)
Impairment of assets and other charges	4	259	(255)	4	319	(315)
Depreciation and amortization	126	119	7	251	240	11
Other taxes	71	62	9	144	127	17
Other income (expense), net	20	(12)	32	24	(6)	30
Interest charges	53	54	(1)	105	109	(4)
Income tax expense (benefit)	31	(49)	80	57	(36)	93

An analysis of DESC’s results of operations follows:

Second Quarter 2022 vs. 2021

Operating revenues increased 31%, primarily reflecting:

•

A $159 million increase in the fuel cost component included in utility rates as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($120 million) and gas utility customers ($39 million);

•	A $17 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•	A $16 million increase in sales to electric utility retail customers from an increase in cooling degree days during the cooling season;
•	A $12 million increase in the fuel cost component of off-system sales;
•	An $8 million increase in non-fuel base rates associated with the settlement in 2021 of the South Carolina electric base rate case; and
•	A $6 million increase in sales to electric utility retail customers associated with growth.

Fuel used in electric generation increased $134 million, primarily due to increased fuel costs associated with electric utility retail customers ($120 million) and an increase in fuel costs associated with off-system sales ($12 million), which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 78%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 10%, primarily due to a decrease in outside services.

Impairment of assets and other charges decreased 98%, primarily due to the absence of charges associated with the settlement of the South Carolina electric base rate case ($249 million) and the absence of charges associated with litigation ($10 million).

Other taxes increased 15%, primarily due to higher property taxes.

Other income (expense), net increased $32 million, primarily due to the absence of charges associated with the settlement of the South Carolina electric base rate case ($18 million) and a gain on the sale of certain utility property ($16 million).

Income tax expense increased $80 million, primarily due to higher pre-tax income.

Year-To-Date 2022 vs. 2021

Operating revenues increased 22%, primarily reflecting:

•

A $245 million increase in the fuel cost component included in utility rates as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($182 million) and gas utility customers ($63 million);

•	A $25 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•

A $17 million increase in sales to electric utility retail customers from an increase in cooling degree days during the cooling season ($16 million) and an increase in heating degree days during the heating season ($1 million);

•	A $15 million increase in non-fuel base rates associated with the settlement in 2021 of the South Carolina electric base rate case;
•	An $11 million increase in sales to electric utility retail customers associated with growth; and
•	A $10 million increase in the fuel cost component of off-system sales; partially offset by
•	A $7 million decrease in sales to electric retail customers from the capital cost rider.

Fuel used in electric generation increased 70%, primarily due to increased fuel costs associated with electric utility retail customers ($165 million) and an increase in fuel costs associated with off-system sales ($10 million), which are offset in operating revenue and do not impact net income.

Purchased power increased 35%, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 48%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Impairment of assets and other charges decreased 99%, primarily due to the absence of charges associated with the settlement of the South Carolina electric base rate case ($249 million) and the absence of charges associated with litigation ($70 million).

Other taxes increased 13%, primarily due to higher property taxes.

Other income (expense), net increased $30 million, primarily due to the absence of charges associated with the settlement of the South Carolina electric base rate case ($18 million) and a gain on the sale of certain utility property ($16 million).

Income tax expense increased $93 million, primarily due to higher pre-tax income.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 8, 2022, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: August 8, 2022		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer