Form 10-Q
period 2022-09-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2022-11-04
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 28, 2022, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	September 30, 2022	December 31, 2021
ASSETS
Utility plant in service	$14,561	$14,200
Accumulated depreciation and amortization	(5,307)	(5,192)
Construction work in progress	519	481
Nuclear fuel, net of accumulated amortization	194	216
Utility plant, net ($703 and $729 related to VIEs)	9,967	9,705
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	21	42
Assets held in trust, nuclear decommissioning	216	256
Nonutility property and investments, net	237	298
Current Assets:
Cash and cash equivalents	6	30
Receivables:
Customer, net of allowance for uncollectible accounts of $6 and $5	391	358
Affiliated and related party	2	16
Other	125	152
Inventories (at average cost):
Fuel	70	60
Gas stored	43	25
Materials and supplies	217	186
Prepayments	94	70
Regulatory assets	619	361
Other current assets(1)	71	57
Current assets held for sale	16	—
Total current assets ($68 and $77 related to VIEs)	1,654	1,315
Deferred Debits and Other Assets:
Regulatory assets	3,283	3,323
Affiliated receivables	81	66
Other(1)	300	220
Total deferred debits and other assets ($24 and $31 related to VIEs)	3,664	3,609
Total assets	$15,522	$14,927

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	September 30, 2022	December 31, 2021
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,088	$4,016
Retained earnings	410	335
Accumulated other comprehensive loss	(1)	(1)
Total common equity	4,497	4,350
Noncontrolling interest	158	175
Total equity	4,655	4,525
Long-term debt, net	3,725	3,724
Affiliated long-term debt	230	230
Finance leases	7	10
Total long-term debt	3,962	3,964
Total capitalization	8,617	8,489
Current Liabilities:
Short-term borrowings	250	—
Securities due within one year	4	5
Accounts payable	225	232
Affiliated and related party payables	753	458
Customer deposits and customer prepayments	73	73
Taxes accrued	185	222
Interest accrued	68	73
Regulatory liabilities	283	245
Reserves for litigation and regulatory proceedings	96	211
Other	117	144
Total current liabilities	2,054	1,663
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,176	975
Asset retirement obligations	623	599
Pension and other postretirement benefits	160	164
Regulatory liabilities	2,813	2,936
Other	79	101
Total deferred credits and other liabilities	4,851	4,775
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$15,522	$14,927

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2022	2021	2022	2021
Operating Revenue(1)	$1,083	$863	$2,841	$2,299
Operating Expenses:
Fuel used in electric generation	342	200	770	452
Purchased power(1)	28	24	86	67
Gas purchased for resale	102	57	296	188
Other operations and maintenance	117	116	343	332
Other operations and maintenance - affiliated suppliers	40	45	122	145
Impairment of assets and other charges	2	1	6	320
Depreciation and amortization	127	122	378	362
Other taxes(1)	72	64	216	191
Total operating expenses	830	629	2,217	2,057
Operating income	253	234	624	242
Other income, net	22	6	46	—
Interest charges, net of allowance for borrowed funds used during construction of $1, $1, $3 and $3(1)	57	50	162	159
Income before income tax expense	218	190	508	83
Income tax expense	45	42	102	6
Net Income and Other Comprehensive Income	173	148	406	77
Comprehensive Income Attributable to Noncontrolling Interest	5	4	16	13
Comprehensive Income Available to Common Shareholder	$168	$144	$390	$64

(1)	See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(millions)	2022	2021
Operating Activities
Net income	$406	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets and other charges	4	320
Deferred income taxes, net	201	42
Depreciation and amortization	378	362
Amortization of nuclear fuel	29	30
Other adjustments	(34)	8
Changes in certain assets and liabilities:
Receivables	(23)	35
Receivables - affiliated and related party	14	(31)
Inventories	(59)	(10)
Prepayments	(14)	(33)
Regulatory assets	(356)	(86)
Regulatory liabilities	(35)	(133)
Accounts payable	(5)	34
Accounts payable - affiliated and related party	56	(65)
Taxes accrued	(37)	(42)
Interest accrued	(5)	—
Pension and other postretirement benefits	(4)	5
Other assets and liabilities	(192)	24
Net cash provided by operating activities	324	537
Investing Activities
Property additions and construction expenditures	(514)	(584)
Net proceeds from investments and sales or disposals of assets	(7)	7
Purchase of investments	(1)	(7)
Purchase of investments - affiliated	—	(2)
Short-term investments - affiliated	—	15
Other	12	1
Net cash used in investing activities	(510)	(570)
Financing Activities
Repayment of long-term debt	—	(34)
Dividend to parent	(348)	(180)
Short-term borrowings, net	250	—
Short-term borrowings - affiliated, net	239	268
Other	(3)	(4)
Net cash provided by financing activities	138	50
Net increase (decrease) in cash, restricted cash and equivalents	(48)	17
Cash, restricted cash and equivalents at beginning of period(1)	54	5
Cash, restricted cash and equivalents at end of period(1)	$6	$22
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(2)
Accrued construction expenditures	$106	$38
Operating leases	6	—
(1)

Includes $24 million of restricted cash at December 31, 2021, recorded within other current assets on the Consolidated Balance Sheets. At September 30, 2022, September 30, 2021 and December 31, 2020 there were no restricted cash and equivalent balances.

(2)

See Note 10 for noncash investing activities related to the transfer of property associated with the settlement of litigation and Note 4 for noncash financing activities related to capital contributions associated with the settlement of litigation.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
June 30, 2021	40	$4,017	$122	$(2)	$171	$4,308
Total comprehensive income available to common shareholder			144		4	148
Capital contribution from parent		149				149
Dividend to parent			(75)			(75)
September 30, 2021	40	$4,166	$191	$(2)	$175	$4,530

June 30, 2022	40	$4,088	$357	$(1)	$168	$4,612
Total comprehensive income available to common shareholder			168		5	173
Dividend to parent			(115)		(15)	(130)
September 30, 2022	40	$4,088	$410	$(1)	$158	$4,655

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2020	40	$4,017	$277	$(2)	$192	$4,484
Total comprehensive income available to common shareholder			64		13	77
Capital contribution from parent		149				149
Dividend to parent			(150)		(30)	(180)
September 30, 2021	40	$4,166	$191	$(2)	$175	$4,530

December 31, 2021	40	$4,016	$335	$(1)	$175	$4,525
Total comprehensive income available to common shareholder			390		16	406
Capital contribution from parent		72				72
Dividend to parent			(315)		(33)	(348)
September 30, 2022	40	$4,088	$410	$(1)	$158	$4,655

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in DESC's Annual Report on Form 10-K for the year ended December 31, 2021.

These are interim financial statements and, due to the seasonality of DESC's business and matters that may occur during the rest of the year, the amounts reported in the Consolidated Statements of Comprehensive Income are not necessarily indicative of amounts expected for the full year. In the opinion of management, the information furnished herein reflects all adjustments which are necessary for a fair statement of the results for the interim periods reported, and such adjustments are of a normal recurring nature unless otherwise noted. In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In August 2022, DESC filed an application with the South Carolina Commission seeking a mid-period adjustment to increase the base fuel component of retail electric rates for the recovery of electric fuel costs. If approved, the increase of the base fuel cost component is expected to be effective with the first billing cycle of January 2023. The estimated annual increase is $399 million. This matter is pending.

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

Natural Gas Rates

In June 2022, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2022 with a total revenue requirement of $553 million. This represents a $129 million overall annual increase to its natural gas rates including a $16 million base rate increase under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2022. In October 2022, the South Carolina Commission issued an order approving a total revenue requirement of $549 million effective with the first billing cycle of November 2022. This represents a $125 million overall annual increase to DESC’s natural gas rates including a $12 million base rate increase under the terms of the Natural Gas Rate Stabilization Act.

In November 2021, DESC filed an application with the South Carolina Commission seeking approval to create DSM programs for DESC's residential and commercial natural gas customers and a new rider to retail gas rates for the recovery of the associated program costs and a shared savings incentive of 9.9%. The application also includes a notice of intent that DESC would seek to recover the net lost revenues resulting from the proposed DSM programs through the annual Natural Gas Rate Stabilization Act proceeding. In June 2022, the South Carolina Commission voted to approve the proposed DSM programs with a shared savings incentive of 8.14% with a final order issued in September 2022.

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

	September 30,	December 31,
(millions)	2022	2021
Regulatory assets:
NND Project costs(1)	$138	$138
Deferred employee benefit plan costs(2)	4	8
Other unrecovered plant(3)	17	16
DSM programs(4)	21	23
Cost of fuel and purchased gas under-collections(5)	389	126
Other	50	50
Regulatory assets - current	619	361
NND Project costs(1)	2,122	2,226
AROs(6)	391	311
Deferred employee benefit plan costs(2)	108	106
Deferred losses on interest rate derivatives(7)	277	295
Other unrecovered plant(3)	60	57
DSM programs(4)	40	45
Environmental remediation costs(8)	37	30
Deferred storm damage costs(9)	39	38
Deferred transmission operating costs(10)	76	77
Other(11)	133	138
Regulatory assets - noncurrent	3,283	3,323
Total regulatory assets	$3,902	$3,684
Regulatory liabilities:
Monetization of guaranty settlement(12)	$67	$67
Income taxes refundable through future rates(13)	36	42
Reserve for refunds to electric utility customers(14)	102	113
Derivatives(15)	68	18
Other	10	5
Regulatory liabilities - current	283	245
Monetization of guaranty settlement(12)	719	831
Income taxes refundable through future rates(13)	877	903
Asset removal costs(16)	587	570
Deferred gains on interest rate derivatives(7)	69	67
Reserve for refunds to electric utility customers(14)	352	425
Derivatives(15)	199	131
Other	10	9
Regulatory liabilities - noncurrent	2,813	2,936
Total regulatory liabilities	$3,096	$3,181

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

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$433	$39	$366	$34	$1,065	$193	$912	$170
Commercial	294	41	244	26	740	124	618	91
Industrial	153	54	112	27	396	128	295	67
Other	56	4	46	4	156	16	117	16
Revenues from contracts with customers	936	138	768	91	2,357	461	1,942	344
Other revenues	8	1	4	—	22	1	12	1
Total Operating Revenues	$944	$139	$772	$91	$2,379	$462	$1,954	$345

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $9 million and $8 million at September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022 and 2021, DESC recognized revenue of $6 million and $4 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	September 30, 2022	December 31, 2021
Beginning balance	$11	$12
Amortization	(1)	(1)
Ending balance	$10	$11

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

In July 2021, Dominion Energy issued $104 million of shares of Dominion Energy common stock to satisfy DESC’s obligation under a settlement agreement for the FILOT litigation discussed in Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021. In August 2021, Dominion Energy issued $45 million of shares of Dominion Energy common stock to satisfy DESC’s obligation for the initial payment under a settlement agreement with the SCDOR discussed in Note 10. In connection with these transactions, DESC recorded equity contributions from Dominion Energy in the third quarter of 2021.

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

At September 30, 2022, DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, was as follows:

(millions)	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$250	$—

(1)

A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At September 30, 2022, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from DESC's parent or from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2023.

DESC has FERC approval to enter into an inter-company credit agreement with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At September 30, 2022 and December 31, 2021, DESC had borrowings outstanding under this credit agreement totaling $654 million and $415 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2022, DESC recorded interest charges of $4 million and $9 million, respectively. For the three and nine months ended September 30, 2021, DESC recorded interest charges of $2 million and $6 million, respectively.

Fuel Company and GENCO participated in a SCANA utility money pool until January 2021, when that utility money pool was closed. Money pool borrowings and investments bore interest at short-term market rates. For the nine months ended September 30, 2021, DESC recorded both interest income and interest expense from money pool transactions of less than $1 million.

6. INCOME TAXES

DESC’s effective tax rate for the nine months ended September 30, 2022 is 20.1% compared to 7.2% for the nine months ended September 30, 2021. DESC’s effective tax rate for the nine months ended September 30, 2021 is primarily attributable to nominal year-to-date pre-tax income resulting from charges associated with the settlement of the South Carolina electric base rate case.

As of September 30, 2022, there have been no material changes in DESC’s unrecognized tax benefits.  It is reasonably possible that recent case law and interactions with the taxing authority could result in a decrease in unrecognized tax benefits by up to $26 million during the next twelve months. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by up to $26 million. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of these unrecognized tax benefits.

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

Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of December 31, 2021, DESC would have been required to post $8 million of additional collateral to its counterparties. No additional collateral would have been required to be posted to DESC’s counterparties at September 30, 2022. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. DESC had posted $3 million and $11 million, respectively, of collateral at September 30, 2022 and December 31, 2021 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of September 30, 2022 and December 31, 2021 was $3 million and $19 million, respectively, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid. DESC’s commodity derivative assets are not subject to a master netting agreement or similar arrangement. There were $4 million in gross assets presented in the Consolidated Balance Sheets for over-the-counter interest rate contracts that are subject to master netting or similar agreements at September 30, 2022 and no such amounts at December 31, 2021. There were no financial instruments or cash collateral received to offset the gross position at either date.

	September 30, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$3	$—	$3	$—	$19	$—	$11	$8
Total derivatives	$3	$—	$3	$—	$19	$—	$11	$8

(1)	There were no derivative liabilities that are not subject to master netting or similar arrangements at September 30, 2022 or December 31, 2021.

Volumes

The following table presents the volume of derivative activity at September 30, 2022. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Electricity (MWh in millions):
Fixed price	2	24
Interest rate(1) (in millions)	$—	$71
(1)	Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At September 30, 2022
ASSETS
Current Assets
Commodity	$—	$68	$68
Total current derivative assets(1)	—	68	68
Noncurrent Assets
Commodity	—	199	199
Interest rate	—	4	4
Total noncurrent derivative assets(2)	—	203	203
Total derivative assets	$—	$271	$271
LIABILITIES
Current Liabilities
Interest rate	$—	$—	$—
Total current derivative liabilities(3)	—	—	—
Noncurrent Liabilities
Interest rate	3	—	3
Total noncurrent derivative liabilities(4)	3	—	3
Total derivative liabilities	$3	$—	$3
At December 31, 2021
ASSETS
Current Assets
Commodity	$—	$18	$18
Total current derivative assets(1)	—	18	18
Noncurrent Assets
Commodity	—	130	130
Total noncurrent derivative assets(2)	—	130	130
Total derivative assets	$—	$148	$148
LIABILITIES
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(3)	1	1	2
Noncurrent Liabilities
Interest rate	11	6	17
Total noncurrent derivative liabilities(4)	11	6	17
Total derivative liabilities	$12	$7	$19

(1)	Current derivative assets are presented in other current assets in DESC’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred debits and other assets in DESC’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in DESC’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in DESC’s Consolidated Balance Sheets.

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended September 30, 2022
Derivative type and location of gains (losses):
Interest rate	$2
Total	$2
Three Months Ended September 30, 2021
Derivative type and location of gains (losses):
Interest rate	$1
Total	$1
Nine Months Ended September 30, 2022
Derivative type and location of gains (losses):
Interest rate	$10
Total	$10
Nine Months Ended September 30, 2021
Derivative type and location of gains (losses):
Interest rate	$7
Total	$7

(1)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

Derivatives Not Designated as Hedging Instrument

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended September 30,	2022	2021
Derivative type and location of gains (losses):
Commodity contracts:
Purchased power	$48	$3
Interest rate contracts:
Interest charges	(1)	—
Total	$47	$3
Nine Months Ended September 30,
Derivative type and location of gains (losses):
Commodity contracts:
Purchased power	$66	$3
Interest rate contracts:
Interest charges	(2)	(1)
Total	$64	$2

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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at September 30, 2022. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical forwards:
Electricity	$267	Discounted cash flow	Market price (per MWh)	(2)	28-160	52
Total assets	$267
(1) Averages weighted by volume.
(2) Represents market prices beyond defined terms for Levels 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At September 30, 2022
Assets
Commodity	$—	$—	$267	$267
Interest rate	—	4	—	4
Total assets	$—	$4	$267	$271
Liabilities
Interest rate	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3
At December 31, 2021
Assets
Commodity	$—	$—	$148	$148
Total assets	$—	$—	$148	$148
Liabilities
Interest rate	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

The following table presents the net change in DESC's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(millions)
Beginning balance	$295	$(13)	$148	$—
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	48	3	66	3
Included in regulatory assets/liabilities	(28)	59	119	46
Settlements	(48)	(3)	(66)	(3)
Ending balance	$267	$46	$267	$46

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2022 and 2021.

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

	September 30, 2022		December 31, 2021
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,725	$3,554	$3,724	$4,831
Affiliated long-term debt	230	230	230	230

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)	Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium.

9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30,	2022	2021	2022	2021
Service cost	$2	$3	$—	$—
Interest cost	5	5	1	1
Expected return on assets	(12)	(12)	—	—
Amortization of actuarial losses	1	1	—	—
Net periodic benefit cost (credit)	$(4)	$(3)	$1	$1
Nine Months Ended September 30,
Service cost	$6	$7	$1	$1
Interest cost	16	15	4	4
Expected return on assets	(37)	(36)	—	—
Amortization of actuarial losses	1	4	—	—
Net periodic benefit cost (credit)	$(14)	$(10)	$5	$5

During the three and nine months ended September 30, 2022, DESC made no contributions to its pension trust and does not expect to make any such contributions in 2022. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

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

Capacity Use Area

In November 2019, a new CUA was established in the counties surrounding the Cope Generating Station (Western Capacity Use Area) under the South Carolina Groundwater Use and Reporting Regulation. Under the regulation any groundwater well in a CUA that withdraws above three million gallons per month must be permitted. The Cope Generating Station is located within this new Western Capacity Use Area. Cope has been using four deep groundwater wells for cooling water and other house loads since 1996. Prior to designation of the new Western Capacity Use Area, the wells at Cope Station were only required to be registered not permitted. As a result of this designation, Cope will need to restore the surface water equipment to operable status to reduce reliance on groundwater wells. This includes completion of 316(b) requirements, (including SCDHEC BACT determination and modification of the station national pollutant discharge elimination system permit) and extensive inspection, repair and/or replacement of the associated surface water withdrawal equipment which has been idle since 1996. While the impacts of this rule change are potentially material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts for DESC.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 with a remaining estimated cost of $21 million. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of September 30, 2022, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $38 million and are included in regulatory assets.

Ash Pond and Landfill Closure Costs

In April 2015, the EPA enacted a final rule regulating CCR landfills, existing ash ponds that still receive and manage CCRs, and inactive ash ponds that do not receive, but still store, CCRs. DESC currently has inactive and existing CCR ponds and CCR landfills subject to the final rule at three different facilities. This rule created a legal obligation for DESC to retrofit or close all of its inactive and existing ash ponds over a certain period of time, as well as perform required monitoring, corrective action, and post-closure care activities as necessary.

In December 2016, legislation was enacted that creates a framework for EPA-approved state CCR permit programs. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. In March 2018, the EPA proposed certain changes to the CCR rule related to issues remanded as part of the pending litigation and other issues the EPA is reconsidering. Several of the proposed changes would allow states with approved CCR permit programs additional flexibility in implementing their programs. In July 2018, the EPA promulgated the first phase of changes to the CCR rule. In August 2018, the U.S. Court of Appeals for the D.C. Circuit issued its decision in the pending challenges of the CCR rule, vacating and remanding to the EPA three provisions of the rule. Until this matter is resolved and all phases of the CCR rule are promulgated, DESC is unable to precisely estimate potential incremental impacts or costs related to existing coal ash sites in connection with future implementation of the final CCR rule. While such amounts may be material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts.

Claims and Litigation

The following describes certain legal proceedings involving DESC relating primarily to events occurring before closing of the SCANA Combination. In addition, certain legal matters which have been resolved are discussed in Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 include reserves of $96 million and $211 million, respectively, and insurance receivables of $68 million and $85 million, respectively, included within other receivables. These balances at September 30, 2022 and December 31, 2021 include $68 million and $85 million, respectively, of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which are currently pending. During both the three and nine months ended September 30, 2022, charges included in DESC’s Consolidated Statements of Comprehensive Income were inconsequential. During the nine months ended September 30, 2021, DESC’s Consolidated Statements of Comprehensive Income includes charges of $70 million ($53 million after-tax), included within impairment of assets and other charges.

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

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement, resulting in a gain of $19 million ($14 million after-tax) recorded in other income, net in DESC’s Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022. Certain additional utility property representing $3 million of the value to be conveyed is expected to transfer by the end of 2022. The transfer of the remaining real estate remains subject to the approval of FERC. In October 2022, DESC filed for such approval with FERC. If such approval is received, the transfer of such utility and non-utility properties is expected to result in a gain of approximately $20 million upon completion.

Nuclear Operations

Nuclear Insurance

Other than the items discussed below, there have been no significant changes regarding DESC’s nuclear insurance as described in Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

During the third quarter of 2022, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program increased from $13.5 billion to $13.7 billion. This increase does not impact DESC’s responsibility per active unit under the Price-Anderson Amendments Act of 1988.

11. OPERATING SEGMENTS

The Corporate and Other segment includes specific items attributable to DESC’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

In the nine months ended September 30, 2022, DESC reported an insignificant amount of specific items in the Corporate and Other segment. In the nine months ended September 30, 2021, DESC reported after-tax net expense of $261 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment.

The net expense for specific items attributable to DESC’s operating segment in 2021 primarily related to the impact of the following items:

•	$266 million ($199 million after-tax) of charges associated with the settlement of the South Carolina electric base rate case; and
•	A $70 million ($53 million after-tax) charge associated with litigation.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended September 30, 2022
Dominion Energy South Carolina	$1,083	$169
Corporate and Other	—	(1)
Consolidated Total	$1,083	$168

Three Months Ended September 30, 2021
Dominion Energy South Carolina	$863	$149
Corporate and Other	—	(5)
Consolidated Total	$863	$144

Nine Months Ended September 30, 2022
Dominion Energy South Carolina	$2,841	$392
Corporate and Other	—	(2)
Consolidated total	$2,841	$390

Nine Months Ended September 30, 2021
Dominion Energy South Carolina	$2,299	$325
Corporate and Other	—	(261)
Consolidated total	$2,299	$64

12. AFFILIATED AND RELATED PARTY TRANSACTIONS

DES, on behalf of itself and its parent company, provides the following services to DESC, which are rendered at direct or allocated cost: information systems, telecommunications, customer support, marketing and sales, human resources, corporate compliance, purchasing, financial, risk management, public affairs, legal, investor relations, gas supply and capacity management, strategic planning, general administrative and retirement benefits. Costs for these services include amounts capitalized. Amounts expensed are primarily recorded in other operations and maintenance - affiliated suppliers and other income, net in the Consolidated Statements of Comprehensive Income.

DESC transacts with affiliates for certain quantities of electricity in the ordinary course of business. DESC also enters into certain commodity derivative contracts with affiliates. DESC uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of electricity. See Note 7 for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2022	2021	2022	2021
Direct and allocated costs from DES(1)	$52	$53	$158	$168
Operating Revenues - Electric from sales to affiliate	1	—	3	2
Operating Revenues - Gas from sales to affiliate	1	—	1	—
Operating Expenses - Other taxes from affiliate	1	2	6	6
Purchases of electricity from solar affiliates	5	5	12	12

(1)

Includes capitalized expenditures of $12 million and $8 million for the three months ended September 30, 2022 and 2021, respectively, and $36 million and $23 million for the nine months ended September 30, 2022 and 2021, respectively.

(millions)	September 30, 2022	December 31, 2021
Payable to Dominion Energy	$48	$1
Receivable from Dominion Energy	2	—
Payable to DES	23	30
Payable to SCANA Corporation	7	—
Payable to Public Service Company of North Carolina, Incorporated	9	—
Receivable from Public Service Company of North Carolina, Incorporated	—	60
Payable to solar affiliates	1	1
Receivable from nuclear affiliates	—	1
Derivative assets with affiliates(1)	56	28

(1)    Includes amounts recorded in other current assets of $14 million and $4 million as of September 30, 2022 and December 31, 2021, respectively, and amounts recorded in other deferred debits and other assets of $42 million and $24 million as of September 30, 2022 and December 31, 2021, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME, NET

Components of other income, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2022	2021	2022	2021
Other income	$2	$3	$5	$10
Other expense	(1)	1	—	(15)
Gains on sales of assets(1)	20	—	37	—
Allowance for equity funds used during construction	1	2	4	5
Other income, net	$22	$6	$46	$—

(1)     Includes amounts recognized in connection with the transfer of property to satisfy litigation.  See Note 10 for additional information.

Non-service cost components of pension and other postretirement benefits are included in other income.

In June 2022, DESC completed the sale of certain utility property in South Carolina, as approved by the South Carolina Commission in May 2022, for total cash consideration of $16 million. In connection with the sale, DESC recognized a gain of $16 million ($12 million after-tax) for the nine months ended September 30, 2022.

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

Results of Operations

Presented below is a summary of DESC’s consolidated results:

	Third Quarter			Year-To-Date
(millions)	2022	2021	$ Change	2022	2021	$ Change
Net income	$173	$148	$25	$406	$77	$329

Overview

Third Quarter 2022 vs. 2021

Net income increased 17%, primarily due to increased electric customer usage, including growth, at increased rates.

Year-To-Date 2022 vs. 2021

Net income increased $329 million, primarily due to the absence of charges associated with the settlement of the South Carolina electric base rate case and the absence of charges associated with litigation.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Third Quarter			Year-To-Date
(millions)	2022	2021	$ Change	2022	2021	$ Change
Operating revenues	$1,083	$863	$220	$2,841	$2,299	$542
Fuel used in electric generation	342	200	142	770	452	318
Purchased power	28	24	4	86	67	19
Gas purchased for resale	102	57	45	296	188	108
Other operations and maintenance	157	161	(4)	465	477	(12)
Impairment of assets and other charges (benefit)	2	1	1	6	320	(314)
Depreciation and amortization	127	122	5	378	362	16
Other taxes	72	64	8	216	191	25
Other income, net	22	6	16	46	—	46
Interest charges	57	50	7	162	159	3
Income tax expense	45	42	3	102	6	96

An analysis of DESC’s results of operations follows:

Third Quarter 2022 vs. 2021

Operating revenues increased 25%, primarily reflecting:

•

A $191 million increase in fuel-related revenue as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($146 million) and gas utility customers ($45 million);

•	A $7 million increase from electric utility customers who previously elected to pay market based or other negotiated rates;
•	A $7 million increase in sales to electric utility retail customers from an increase in cooling degree days during the cooling season;
•	A $6 million increase in sales to electric utility retail customers associated with growth; and
•	A $5 million increase in non-fuel base rates associated with the settlement in 2021 of the South Carolina electric base rate case.

Fuel used in electric generation increased 71%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Purchased power increased 17%, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 79%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance remained substantially unchanged, primarily reflecting a decrease in outside services ($10 million), substantially offset by an increase in the materials and supplies expense primarily as a result of higher prices ($13 million).

Other taxes increased 13%, primarily due to higher property taxes.

Other income, net increased $16 million, primarily due to a gain on the transfer of certain non-utility property.

Interest charges increased 14%, primarily due to increased interest on intercompany borrowings and commercial paper borrowings due to higher interest rates.

Year-To-Date 2022 vs. 2021

Operating revenues increased 24%, primarily reflecting:

•

A $436 million increase in fuel-related revenue as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($328 million) and gas utility customers ($108 million);

•

A $24 million increase in sales to electric utility retail customers from an increase in cooling degree days during the cooling season ($23 million) and an increase in heating degree days during the heating season ($1 million);

•	A $20 million increase in non-fuel base rates associated with the settlement in 2021 of the South Carolina electric base rate case;
•	A $20 million increase from electric utility customers who previously elected to pay market based or other negotiated rates;
•	A $17 million increase in sales to electric utility retail customers associated with growth;
•	A $15 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•	A $12 million increase in the fuel cost component of off-system sales;
•	A $6 million increase in sales to gas utility customers associated with growth; and
•	A $5 million increase associated with increased infrastructure cost recovery under the Natural Gas Rate Stabilization Act; partially offset by
•	A $10 million decrease in sales to electric retail customers from the capital cost rider.

Fuel used in electric generation increased 70%, primarily due to increased fuel costs associated with electric utility retail customers ($306 million) and an increase in fuel costs associated with off-system sales ($12 million), which are offset in operating revenue and do not impact net income.

Purchased power increased 28%, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 57%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 3%, primarily due to a decrease in charges from DES ($15 million) and a decrease in outside services ($13 million), partially offset by an increase in salaries, wages and benefits ($10 million) and an increase in the materials and supplies expense primarily as a result of higher prices ($9 million).

Impairment of assets and other charges decreased 98%, primarily due to the absence of charges associated with the settlement of the South Carolina electric base rate case ($249 million) and the absence of charges associated with litigation ($70 million).

Other taxes increased 13%, primarily due to higher property taxes.

Other income, net increased $46 million, primarily due to a gain on the transfer of certain non-utility property ($19 million), the absence of charges associated with the settlement of the South Carolina electric base rate case ($18 million) and a gain on the sale of certain utility property ($16 million).

Interest charges increased 2%, primarily due to increased interest on intercompany borrowings and commercial paper borrowings due to higher interest rates ($7 million) and higher interest from net debt issuances in 2021 ($6 million), partially offset by the absence of amortization on losses of reacquired debt associated with the settlement of the South Carolina electric base rate case ($11 million).

Income tax expense increased $96 million, primarily due to higher pre-tax income.

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

10.1

$6,000,000,000 Fifth Amended and Restated Revolving Credit Agreement, dated June 9, 2021, among Dominion Energy, Inc., Virginia Electric and Power Company, Questar Gas Company, Dominion Energy South Carolina, Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, J.P. Morgan Securities, LLC and Mizuho Bank, Ltd., as Co-Sustainability Structuring Agent, and other lenders named therein (Exhibit 10.1, Form 8-K filed June 10, 2021, File No. 1-3375); as amended by the First Amendment, dated September 28, 2022, to the Fifth Amended and Restated Revolving Credit Agreement (Exhibit 10.1, Form 8-K filed September 30, 2022, File No. 1-3375).

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: November 4, 2022		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer