Form 10-K
period 2022-12-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2023-02-21
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(804) 819-2284
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐ No ☒

At February 15, 2023, Dominion Energy South Carolina, Inc. had 40,296,147 shares of common stock outstanding, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
DSM	Demand-side management
ELG Rule	Effluent limitations guidelines for the steam electric power generating category
EMANI	European Mutual Association for Nuclear Insurance
EPA	U.S. Environmental Protection Agency
EPACT	Energy Policy Act of 2005
ERISA	Employment Retirement Income Security Act of 1974
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
IRA	An Act to Provide for Reconciliation Pursuant to Title II of Senate Concurrent Resolution 14 of the 117th Congress (also known as the Inflation Reduction Act of 2022) enacted on August 16, 2022
IRS	Internal Revenue Service
LNG	Liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
MW	Megawatt
MWh	Megawatt hour
NAV	Net asset value
NEIL	Nuclear Electric Insurance Limited

NERC	North American Electric Reliability Corporation
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased gas adjustment
PHMSA	U.S. Pipeline Hazardous Materials Safety Administration
Price-Anderson	Price-Anderson Amendments Act of 1988
PSD	Prevention of significant deterioration
Questar Gas	Questar Gas Company, a wholly-owned subsidiary of Dominion Energy
RICO	Racketeer Influenced and Corrupt Organizations Act
ROE	Return on equity
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy's acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
Scope 1 emissions	Emissions that are produced directly by an entity’s own operations
Scope 2 emissions	Emissions from electricity a company consumes but does not generate from its own facilities
Scope 3 emissions	Emissions generated downstream of company operations by customers and upstream by suppliers
SEC	U.S. Securities and Exchange Commission
SEEM	Southeast Energy Exchange Market
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Summer	V.C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
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

Part I

Item 1. Business

GENERAL

DESC, a public utility headquartered in Cayce, South Carolina, is a South Carolina corporation organized in 1924. DESC is a wholly-owned subsidiary of SCANA, which is a wholly-owned subsidiary of Dominion Energy. DESC conducts business under the name “Dominion Energy South Carolina.” At December 31, 2022, DESC had approximately 2,300 employees, of which approximately 710 were subject to collective bargaining agreements.

DESC is engaged in the generation, transmission and distribution of electricity to approximately 782,000 customers in the central, southern and southwestern portions of South Carolina. Additionally, DESC distributes natural gas to approximately 435,000 residential, commercial and industrial customers in South Carolina. DESC’s business experiences seasonal fluctuations, with generally higher sales of electricity during the summer and winter months because of air conditioning and heating requirements, and generally higher sales of natural gas during the winter months due to heating requirements.

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

REGULATION

DESC’s electric distribution service, including the rates it may charge to jurisdictional customers, is subject to regulation by the South Carolina Commission. DESC’s electric generation operations are subject to regulation by the South Carolina Commission, FERC, the NRC, the EPA, the DOE, the U.S. Army Corps of Engineers and various other federal, state and local authorities. DESC’s electric transmission service is primarily regulated by FERC and the DOE. DESC’s gas distribution operations are subject to regulation by the South Carolina Commission, as well as PHMSA, the U.S. Department of Transportation and the ORS for enforcement of federal and state pipeline safety requirements in its service territories.

Electric Regulation in South Carolina

DESC’s retail electric base rates in South Carolina are regulated on a cost-of-service/rate-of-return basis subject to South Carolina statutes and the rules and procedures of the South Carolina Commission. South Carolina base rates are set by a process that allows DESC to recover its operating costs and a return on invested capital. If retail electric earnings exceed the authorized ROE established by the South Carolina Commission, retail electric rates may be subject to review and possible reduction, which may decrease DESC’s future earnings. Additionally, if the South Carolina Commission does not allow recovery of costs incurred in providing service on a timely basis, DESC’s future earnings could be negatively impacted. Fuel costs are reviewed annually by the South Carolina Commission, as required by statute, and fuel rates are subject to revision in these annual fuel proceedings. DESC also submits annual filings to the South Carolina Commission for rider recovery related to its DSM programs and pension costs. The DSM rider includes recovery of any net lost revenues and for a shared savings incentive.

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

Gas Regulation in South Carolina

DESC is subject to regulation of rates and other aspects of its natural gas distribution service by the South Carolina Commission. DESC provides retail natural gas service to customers in areas in which it has received authorization from the South Carolina Commission and in municipalities in which it holds a franchise. DESC’s base rates can be adjusted annually, pursuant to the Natural Gas Rate Stabilization Act, for recovery of costs related to natural gas infrastructure. Base rates are set based on the cost-of-service by rate class approved by the South Carolina Commission in the latest general rate case. Base rates for DESC are based primarily on a rate design methodology in which the majority of operating costs are recovered through volumetric charges. DESC also utilizes a weather normalization adjustment to adjust its base rates during the winter billing months for residential and commercial customers to mitigate the effects of unusually cold or warm weather.

DESC’s natural gas tariffs include a purchased gas adjustment that provides for the recovery of prudently incurred gas costs, including transportation costs. DESC is authorized to adjust its purchased gas rates monthly and makes routine filings with the South Carolina Commission to provide notification of changes in these rates. Costs that are under or over recovered are deferred as regulatory assets or liabilities, respectively, and considered in subsequent purchased gas adjustments. The purchased gas adjustment filings generally cover a prospective twelve-month period. Increases or decreases in purchased gas costs can result in corresponding changes in purchased gas adjustment rates and the revenue generated by those rates. The South Carolina Commission reviews DESC’s gas purchasing policies and practices, including its administration of the purchased gas adjustment, annually. DESC has also received approval from the South Carolina Commission to create DSM programs for its residential and commercial natural gas customers and a rider to retail gas rates for the recovery of the associated program costs and for a shared savings incentive. DESC has also notified the South Carolina Commission that DESC would seek to recover the net lost revenues resulting from the DSM programs through its annual Natural Gas Rate Stabilization Act proceeding.

See Note 3 to the Consolidated Financial Statements for additional information.

Federal Energy Regulatory Commission

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. DESC may make wholesale sales at market-based rates outside its balancing authority pursuant to its market-based sales tariff authorized by FERC. In addition, DESC has FERC approved tariffs to sell wholesale power at capped rates based on its embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside DESC’s service territory. Any such sales are voluntary. FERC also regulates the issuance of certain securities by DESC.

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

EPACT included provisions to create an Electric Reliability Organization, which is required to promulgate mandatory reliability standards governing the operation of the bulk power system in the U.S. FERC has certified NERC as the Electric Reliability Organization and also issued an initial order approving many reliability standards that went into effect in 2007. Entities that violate standards will be subject to fines of up to $1.5 million per day, per violation and can also be assessed non-monetary penalties, depending upon the nature and severity of the violation.

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

In February 2021, DESC and the other members of the SEEM submitted the Southeast Energy Exchange Market Agreement to FERC for authorization. This agreement sets forth the framework and rules for establishing and maintaining a new electronic trading platform designed to enhance the existing bilateral market in the Southeast utilizing zero-charge transmission service. That transmission service, in turn, will be voluntarily provided by participating transmission service providers, including DESC. In October

2021, the Southeast Energy Exchange Market Agreement became effective by operation of law as a result of a split FERC vote. The SEEM platform became operational in November 2022.

WHERE YOU CAN FIND MORE INFORMATION

DESC files its annual, quarterly and current reports and other information with the SEC. Its SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.

DESC makes its SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, available, free of charge through Dominion Energy’s website, http://www.dominionenergy.com, as soon as reasonably practicable after filing or furnishing the material to the SEC. Information contained on Dominion Energy’s website is not incorporated by reference in this report.

Item 1A. Risk Factors

DESC’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these factors have been identified below. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Item 7. MD&A. Dominion Energy has commenced a comprehensive business review as announced in November 2022. The outcomes of the business review and the implementation of the resulting strategic plans or initiatives may be subject to various risks and uncertainties (some of which may include the risks and uncertainties discussed below or other risks and uncertainties that cannot yet be determined) that could have a material impact on DESC’s future results of operations, cash flows and/or financial condition.

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

Under certain circumstances, the South Carolina Commission may impose a moratorium on increases to retail base rates for a specified period of time, which could delay recovery of costs incurred in providing service. Additionally, governmental officials, stakeholders and advocacy groups may challenge the regulatory reviews or proceedings referred to above. Such challenges may lengthen the time, complexity and costs associated with such regulatory reviews or proceedings.

DESC is subject to complex governmental regulation, including tax regulation, that could adversely affect its results of operations and subject DESC to monetary penalties. DESC’s operations are subject to extensive federal, state and local laws and regulations and require numerous permits, approvals and certificates from various governmental agencies. Such laws and regulations govern the terms and conditions of the services it offers, its relationships with affiliates, protection of its critical electric infrastructure assets and pipeline safety, among other matters. These operations are also subject to legislation and associated regulation governing taxation at the federal, state and local level. DESC must also comply with environmental legislation and associated regulations. Management believes that the necessary approvals have been obtained for existing operations and that the businesses are conducted in accordance with applicable laws. DESC’s business is subject to regulatory regimes which could result in substantial monetary penalties if DESC is found not to be in compliance, including mandatory reliability standards and interaction in the wholesale markets. New laws or regulations, the revision or reinterpretation of existing laws or regulations, changes in enforcement practices of regulators, or penalties imposed for non-compliance with existing laws or regulations may result in substantial additional expense. Recent legislative and regulatory changes that are impacting DESC include the IRA and 2017 Tax Reform Act.

DESC has been and may continue to be or become subject to legal proceedings and governmental investigations and examinations. DESC may from time to time be subject to various legal proceedings and governmental investigations and examinations. For example, DESC has been subject to numerous federal and state legal proceedings and governmental investigations relating to the decision of SCANA and DESC to abandon construction at the NND Project. DESC has spent substantial amounts of time and money defending these lawsuits and proceedings and on related investigations. In addition, juries have demonstrated a willingness to grant large awards in certain cases, including personal injury claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and may not be recoverable, in whole or in part, by insurance or in rates from our customers. The outcome of these legal proceedings, investigations and examinations, including settlements, may adversely affect DESC’s financial condition or results of operation.

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

DESC’s financial results can be adversely affected by various factors driving supply and demand for electricity and gas and related services. Technological advances required by federal laws mandate new levels of energy efficiency in end-use devices, including lighting, furnaces and electric heat pumps and could lead to declines in per capita energy consumption. Additionally, certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Likewise, certain regulatory and legislative bodies have introduced or are considering actions which could limit the use or installation of new natural gas appliances. Consumer demand for our services may also be impacted by any price increases, including those driven from factors beyond our control such as inflation or increased prices in natural gas. Further, DESC’s business model is premised upon the cost efficiency of the production, transmission and distribution of large-scale centralized utility generation. However, advances in distributed generation technologies, such as solar cells, gas microturbines, battery storage and fuel cells, may make these alternative generation methods competitive with large-scale utility generation, and change how customers acquire or use our services. The widescale implementation of alternative generation methods could negatively impact the reliability of DESC’s electric grid and/or result in significant costs to enhance the grid. DESC has an exclusive franchise to serve retail electric customers in its South Carolina service territory. If regulatory conditions change, DESC’s exclusive franchise may erode.

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

War, acts and threats of terrorism, intentional acts and other significant events could adversely affect DESC’s operations. DESC cannot predict the impact that any future terrorist attacks or retaliatory military or other action may have on the energy industry in general or on DESC’s business in particular. Any such future attacks or retaliatory action may adversely affect DESC’s operations in a variety of ways, including by disrupting the power, fuel and other markets in which DESC operates or requiring the implementation of additional, more costly security guidelines and measures. DESC’s infrastructure facilities, including nuclear facilities and projects under construction, could be direct targets or indirect casualties of an act of terror or other physical attack. Any physical compromise of DESC’s facilities could adversely affect DESC’s ability to generate, purchase, transmit or distribute electricity, store, transmit or distribute natural gas, store liquefied natural gas or otherwise operate its facilities in the most efficient manner or at all. For example, in December 2022 electric utilities in North Carolina and Washington experienced physical attacks on substations with the damage causing power outages. In addition, the amount and scope of insurance coverage maintained against losses resulting from any such attack may not be sufficient to cover such losses or otherwise adequately compensate for any business disruptions that could result.

Instability in financial markets as a result of terrorism, war, intentional acts, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and/or increase the cost or limit the availability of insurance or adversely impact DESC’s ability to access capital on acceptable terms.

Failure to attract and retain key executive officers and an appropriately qualified workforce could have an adverse effect on DESC’s operations. DESC’s business strategy is dependent on its ability to recruit, retain and motivate employees. DESC’s key executive officers are the CEO, CFO and president and those responsible for financial, operational, legal, regulatory, accounting, tax, information technology and cybersecurity functions. Competition for skilled management employees in these areas of DESC’s business operations is high. Certain events, such as an aging workforce, mismatch of skill set, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the length of time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or future availability and cost of contract labor may adversely affect the ability to manage and operate DESC’s business. In addition, certain specialized knowledge is required of DESC’s technical employees for construction and operation of transmission, generation and distribution assets. DESC’s inability to attract and retain these employees could adversely affect its business and future operating results.

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

An inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on DESC’s operations and ability to generate cash flow. DESC is dependent on certain financing arrangements with Dominion Energy for any borrowings necessary to meet its working capital and other financial needs. If Dominion Energy’s funding resources were to become unavailable to Dominion Energy, including as a result of any potential adverse conditions arising from or in connection with Dominion Energy’s comprehensive business review announced in 2022, DESC’s access to funding would also be in jeopardy. In the future, an inability to obtain additional financing from other sources on acceptable terms could negatively affect its financial condition, cash flows, anticipated financial results or impair its ability to generate additional cash flows. The ability to obtain bank financing or to access the capital markets for future debt offerings may be limited by the financial condition of DESC at the time of any such financing or offering or other debt agreements in place at the time, adverse market conditions or other contingencies and uncertainties that are beyond our control.

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

Public health crises and epidemics or pandemics, such as COVID-19, could adversely affect DESC’s business, results of operations, financial condition, liquidity and/or cash flows. The effects of the continued outbreak of the COVID-19 pandemic and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. The effects could also have a variety of adverse impacts on DESC, including reduced demand for energy, particularly from commercial and industrial customers, impairment of long-lived assets and diminished ability of Dominion Energy or DESC to access funds from financial institutions and capital markets. There remains uncertainty regarding the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. Such restrictions may cause operational interruptions and delays in construction projects which could delay the expected in-service dates of these projects. For the duration of the outbreak of COVID-19, voluntary suspension, or potential legislative or government action, such as legislation similar to that enacted in Virginia in November 2020, may limit DESC’s ability to collect on overdue accounts or disconnect services for non-payment, which may cause a decrease in DESC’s results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

DESC has approximately 3,900 miles and 18,800 miles of electric transmission and distribution lines, respectively, exclusive of service level lines, in South Carolina. The grants for most of DESC’s electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying property titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, DESC owns 459 substations.

DESC’s natural gas system includes approximately 19,100 miles of distribution mains and related service facilities, which are supported by approximately 400 miles of transmission pipeline.

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

The following table lists DESC’s generating units and capability as of December 31, 2022.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Jasper (CC)(1)	Hardeeville, SC	903
Columbia Energy Center (CC)(1)	Gaston, SC	519
Urquhart (CC)(1)	Beech Island, SC	458
McMeekin	Irmo, SC	250
Hagood (CT)(1)	Charleston, SC	126
Urquhart Unit 3	Beech Island, SC	95
Urquhart (CT)(1)	Beech Island, SC	87
Parr (CT)(1)(2)	Jenkinsville, SC	47
Coit (CT)(1)(2)	Columbia, SC	26
Total Gas		2,511		38%
Coal
Wateree	Eastover, SC	684
Williams	Goose Creek, SC	605
Cope(3)	Cope, SC	415
Total Coal		1,704		26
Hydro
Fairfield	Jenkinsville, SC	576
Saluda	Irmo, SC	198
Other	Various	18
Total Hydro		792		12
Nuclear
Summer	Jenkinsville, SC	651	(4)	10
		5,658
Power Purchase Agreements		973	(5)	14
Total Utility Generation		6,631		100%

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for DESC’s common stock, all of which is owned by SCANA. DESC may pay cash dividends in 2023 but is neither required to nor restricted, except as described in Note 5 to the Consolidated Financial Statements, from making such payments.

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
•
The direct and indirect impacts of Dominion Energy implementing recommendations resulting from its business review announced in November 2022;
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

RESULTS OF OPERATIONS

Presented below is a summary of DESC’s results:

Year Ended December 31,	2022	$ Change	2021
(millions)
Net income	$503	$274	$229

Overview

2022 VS. 2021

Net income increased $274 million, primarily due to the absence of charges associated with the settlement of the South Carolina electric base rate case and a decrease in charges associated with litigation.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

Year Ended December 31,	2022	$ Change	2021
(millions)
Operating revenues	$3,783	$637	$3,146
Fuel used in electric generation	1,000	354	646
Purchased power	137	21	116
Gas purchased for resale	433	148	285
Other operations and maintenance	624	18	606
Impairment of assets and other charges	6	(314)	320
Depreciation and amortization	507	21	486
Other taxes	277	22	255
Other income (expense), net	55	57	(2)
Interest charges	220	28	192
Income tax expense	131	122	9

An analysis of DESC’s results of operations follows:

2022 VS. 2021

Operating revenue increased 20%, primarily reflecting:

•
A $514 million increase in fuel-related revenue as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility customers ($366 million) and gas utility customers ($148 million);
•
A $28 million increase in sales to utility retail customers associated with growth at electric ($20 million) and gas ($8 million) operations;
•
A $28 million increase in sales to electric utility retail customers from an increase in cooling degree days during the cooling season ($23 million) and an increase in heating degree days during the heating season ($5 million);
•
A $23 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $20 million increase in non-fuel base rates associated with the settlement in 2021 of the South Carolina electric base rate case;
•
A $19 million increase from electric utility customers who previously elected to pay market-based or other negotiated rates;
•
A $15 million increase in the fuel cost component of off-system sales; and
•
A $9 million increase associated with increased infrastructure cost recovery under the Natural Gas Rate Stabilization Act; partially offset by
•
A $14 million decrease in sales to electric retail customers from the capital cost rider.

Fuel used in electric generation increased 55%, primarily due to increased fuel costs associated with electric utility customers ($338 million) and an increase in fuel costs associated with off-system sales ($15 million), which are offset in operating revenue and do not impact net income.

Purchased power increased 18%, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 52%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 3%, primarily due to an increase in materials and supplies expense primarily as a result of higher prices ($12 million) and an increase in salaries, wages and benefits and administrative expenses ($11 million).

Impairment of assets and other charges decreased 98%, primarily due to the absence of charges associated with the settlement of the South Carolina electric base rate case ($249 million) and a decrease in charges associated with litigation ($67 million).

Other income, net increased $57 million, primarily due to a gain on the transfer of certain non-utility and utility property ($22 million), the absence of charges associated with the settlement of the South Carolina electric base rate case ($18 million) and a gain on the sale of certain utility property ($20 million), partially offset by the absence of a benefit from the reversal of penalty expense associated with the effective settlement of uncertain tax positions ($7 million).

Interest charges increased 15%, primarily due to the absence of a benefit associated with the effective settlement of uncertain tax positions ($28 million), increased interest on intercompany borrowings and commercial paper borrowings due to higher interest rates ($16 million) and higher interest from net debt issuances in 2021 ($8 million), partially offset by the absence of amortization on losses of reacquired debt associated with the settlement of the South Carolina electric base rate case ($11 million).

Income tax expense increased $122 million, primarily due to higher pre-tax income ($83 million) and the absence of a prior year benefit associated with the effective settlement of uncertain tax positions ($38 million).

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $83 million and $85 million in the fair value of DESC’s commodity-based derivative instruments as of December 31, 2022 and 2021, respectively.

The impact of a change in energy commodity prices on DESC’s commodity-based derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled.

Interest Rate Risk

DESC manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for DESC, a hypothetical 10% increase in market interest rates would result in a $5 million and less than $1 million decrease in earnings at December 31, 2022 and 2021, respectively.

DESC also uses interest rate derivatives, including forward-starting swaps and interest rate swaps to manage interest rate risk. DESC had $71 million in aggregate notional amounts of these interest rate derivatives outstanding as of both December 31, 2022 and 2021. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $3 million in the fair value of DESC’s interest rate derivatives at both December 31, 2022 and 2021.

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

DESC recognized net investment gains (including investment income) on nuclear decommissioning trust investments of $33 million and $18 million for the years ended December 31, 2022 and 2021, respectively.

DESC participates in the SCANA sponsored pension plan that holds investments in trusts to fund employee benefit payments. DESC’s pension plan assets experienced aggregate actual returns (losses) of $(161) million and $62 million in 2022 and 2021, respectively, versus expected returns of $49 million and $48 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. A hypothetical 0.25% decrease in the assumed long-term rates of return on DESC’s plan assets would result in an increase in the following year's net periodic cost of $1 million and $2 million at December 31, 2022 and December 31, 2021, respectively, for pension benefits.

Risk Management Policies

DESC has established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion Energy has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including DESC. Dominion Energy maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion Energy also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and DESC’s December 31, 2022 provision for credit losses, management believes that it is unlikely that a material adverse effect on DESC’s financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Dominion Energy South Carolina, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dominion Energy South Carolina, Inc. (an indirect, wholly-owned subsidiary of Dominion Energy, Inc.) and affiliates (“DESC”) at December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in common equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of DESC at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The consolidated financial statements are the responsibility of DESC's management. Our responsibility is to express an opinion on DESC's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to DESC in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities – Impact of Rate Regulation on the Consolidated Financial Statements —Refer to Notes 2 and 3 to the Consolidated Financial Statements

Critical Audit Matter Description

DESC, through its regulated electric and gas operations, is subject to rate regulation by the Public Service Commission of South Carolina (the “South Carolina Commission”) and the Federal Energy Regulatory Commission (“FERC”), which have jurisdiction with respect to the rates of utility companies in the territory DESC serves. Management has determined DESC meets the requirements under accounting principles generally accepted in the United States of America to apply the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures such as utility plant, net; regulatory assets; regulatory liabilities; operating revenue; fuel used in electric generation; gas purchased for resale; other operations and maintenance expense; impairment of assets and other charges; and depreciation and amortization, collectively, the “financial statement impacts of rate regulation”.

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

DESC evaluates whether or not recovery of its regulatory assets through future rates is probable as well as whether a regulatory liability due to customers is probable and makes various assumptions in its analyses. These analyses are generally based on orders issued by regulatory commissions, legislation and judicial actions; past experience; and discussions with applicable regulatory authorities and legal counsel.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the financial statement impacts of rate regulation. Management judgments include assessing the likelihood of (1) recovery of its regulatory assets through future rates and (2) whether a regulatory liability is due to customers. Given management’s accounting judgments are based on assumptions about the outcome of future decisions by the South Carolina Commission, auditing these judgments required specialized knowledge of the accounting for rate regulation and the rate setting process due to its inherent complexities.

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
•
We evaluated DESC’s disclosures related to the financial statement impacts of rate regulation.
•
We read and evaluated orders issued by the South Carolina Commission, as well as relevant regulatory statutes, interpretations, procedural memorandums, filings made by interveners, existing laws and other publicly available information to assess whether this external information was properly considered by management in concluding upon the financial statement impacts of rate regulation.
•
We considered the likelihood of (1) recovery of regulatory assets through future rates and (2) whether a regulatory liability is due to customers based on precedents established by the South Carolina Commission’s previous orders and DESC’s past experience with the South Carolina Commission.
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

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 21, 2023

We have served as DESC’s auditor since 1945.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

At December 31,	2022	2021
(millions)
ASSETS
Utility plant in service	$14,688	$14,200
Accumulated depreciation and amortization	(5,335)	(5,192)
Construction work in progress	541	481
Nuclear fuel, net of accumulated amortization	204	216
Utility plant, net ($719 and $729 related to VIEs)	10,098	9,705
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	20	42
Assets held in trust, nuclear decommissioning	223	256
Nonutility property and investments, net	243	298
Current Assets:
Cash and cash equivalents	11	30
Receivables:
Customer, net of allowance for uncollectible accounts of $5 at both periods	420	358
Affiliated and related party	2	16
Other	141	152
Inventories (at average cost):
Fuel	98	60
Gas storage	38	25
Materials and supplies	218	186
Prepayments	76	70
Regulatory assets	743	361
Other current assets(1)	49	57
Current assets held for sale	8	—
Total current assets ($92 and $77 related to VIEs)	1,804	1,315
Deferred Debits and Other Assets:
Regulatory assets	3,289	3,323
Affiliated receivables	—	66
Other(1)	315	220
Total deferred debits and other assets ($23 and $31 related to VIEs)	3,604	3,609
Total assets	$15,749	$14,927

(1)
See Note 16 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

At December 31,	2022	2021
(millions)
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,088	$4,016
Retained earnings	418	335
Accumulated other comprehensive loss	(2)	(1)
Total common equity	4,504	4,350
Noncontrolling interest	162	175
Total equity	4,666	4,525
Long-term debt, net	3,725	3,724
Affiliated long-term debt	230	230
Finance leases	6	10
Total long-term debt	3,961	3,964
Total capitalization	8,627	8,489
Current Liabilities:
Short-term borrowings	249	—
Securities due within one year	4	5
Accounts payable	297	232
Affiliated and related party payables	871	458
Customer deposits and customer prepayments	79	73
Taxes accrued	236	222
Interest accrued	75	73
Regulatory liabilities	251	245
Reserves for litigation and regulatory proceedings	94	211
Other	115	144
Total current liabilities	2,271	1,663
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,230	975
Asset retirement obligations	628	599
Pension and other postretirement benefits	114	164
Regulatory liabilities	2,785	2,936
Affiliated liabilities	19	—
Other	75	101
Total deferred credits and other liabilities	4,851	4,775
Commitments and Contingencies (see Note 12)
Total capitalization and liabilities	$15,749	$14,927

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2022	2021	2020
(millions)
Operating Revenue(1)	$3,783	$3,146	$2,739
Operating Expenses:
Fuel used in electric generation(1)	1,000	646	447
Purchased power(1)	137	116	86
Gas purchased for resale(1)	433	285	181
Other operations and maintenance	460	417	357
Other operations and maintenance – affiliated suppliers	164	189	213
Impairment of assets and other charges	6	320	111
Depreciation and amortization	507	486	474
Other taxes(1)	277	255	239
Total operating expenses	2,984	2,714	2,108
Operating income	799	432	631
Other income (expense), net	55	(2)	(23)
Interest charges, net of AFUDC of $7, $3 and $5(1)	220	192	229
Income before income tax expense	634	238	379
Income tax expense	131	9	71
Net Income	503	229	308
Other Comprehensive Income (Loss):
Deferred cost of employee benefit plans, net of tax of $-, $- and $-	(1)	1	1
Total Comprehensive Income	502	230	309
Comprehensive Income Attributable to Noncontrolling Interest	20	21	12
Comprehensive Income Available to Common Shareholder	$482	$209	$297

(1)
See Note 16 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2022	2021	2020
(millions)
Operating Activities
Net income	$503	$229	$308
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets and other charges	4	311	(14)
Deferred income taxes, net	255	117	229
Depreciation and amortization	507	486	474
Amortization of nuclear fuel	39	34	41
Other adjustments	(33)	14	25
Changes in certain assets and liabilities:
Receivables	(72)	(79)	(8)
Receivables – affiliated and related party	14	(15)	4
Inventories	(83)	(13)	14
Prepayments	(6)	13	15
Regulatory assets	(532)	(152)	21
Regulatory liabilities	(94)	(109)	(193)
Accounts payable	52	44	(19)
Accounts payable – affiliated and related party	59	(59)	52
Interest accrued	2	(22)	—
Taxes accrued	14	7	(3)
Pension and other postretirement benefits	(50)	(8)	(31)
Other assets and liabilities	(73)	(79)	97
Net cash provided by operating activities	506	719	1,012
Investing Activities
Property additions and construction expenditures	(697)	(758)	(742)
Proceeds from investments and sales or disposals of assets	(19)	7	(12)
Purchase of investments	(5)	(9)	15
Purchase of investments – affiliated	—	—	(1)
Short-term investments – affiliated	—	15	—
Investment in affiliate, net	—	—	(7)
Other	6	(5)	—
Net cash used in investing activities	(715)	(750)	(747)
Financing Activities
Proceeds from issuance of debt	—	397	—
Repayment of long-term debt	—	(34)	—
Dividend to parent	(433)	(188)	(38)
Short-term borrowings, net	249	—	—
Short-term borrowings – affiliated, net	354	60	(219)
Return of capital to parent	—	(150)	—
Other	(4)	(5)	(7)
Net cash provided by (used in) financing activities	166	80	(264)
Net increase (decrease) in cash, restricted cash and equivalents	(43)	49	1
Cash, restricted cash and equivalents at beginning of period	54	5	4
Cash, restricted cash and equivalents at end of period	$11	$54	$5
Supplemental Cash Flow Information
Cash for:
Interest paid (net of capitalized interest of $7, $3 and $5)	190	175	176
Income taxes paid	—	16	—
Income taxes received	130	—	220
Noncash investing and financing activities:(1)
Accrued construction expenditures	126	110	48
Leases(2)	6	—	3
Contributed capital	72	149	322

(1)
See Note 5 for noncash financing activities related to capital contributions associated with the settlement of litigation. See Note 12 for noncash investing activities related to the transfer of property associated with the settlement of litigation.
(2)
Includes $3 million of financing leases entered into during the year ended December 31, 2020, and $6 million of operating leases entered into during the year ended December 31, 2022.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Non- controlling Interest	Total Equity
December 31, 2019	40	$3,695	$20	$(3)	$180	$3,892
Total comprehensive income available to common shareholder			295	1	12	308
Capital contribution from parent		322				322
Dividend to parent			(38)			(38)
December 31, 2020	40	4,017	277	(2)	192	4,484
Total comprehensive income available to common shareholder			208	1	21	230
Capital contribution from parent		149				149
Return of capital to parent		(150)				(150)
Dividend to parent			(150)		(38)	(188)
December 31, 2021	40	4,016	335	(1)	175	4,525
Total comprehensive income available to common shareholder			483	(1)	20	502
Capital contribution from parent		72				72
Dividend to parent			(400)		(33)	(433)
December 31, 2022	40	$4,088	$418	$(2)	$162	$4,666

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

DESC reports certain contracts and instruments at fair value. See below and Note 9 for further information on fair value measurements.

DESC maintains pension and other postretirement benefit plans. See Note 11 for further information on these plans.

Certain amounts in the 2021 and 2020 Consolidated Financial Statements and Notes have been reclassified to conform to the 2022 presentation for comparative purposes; however, such reclassifications did not affect DESC’s net income, total assets, liabilities, equity or cash flows. Effective in 2021, DESC updated its Statements of Cash Flows to present net charges for allowance for credit risk and write-offs of accounts receivables within other adjustments to reconcile net income to net cash provided by operating activities from the previous presentation within changes in accounts receivable. All prior period information was previously conformed to this presentation, which does not result in a change to net cash provided by operating activities.

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

AFUDC is a noncash item that reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFUDC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. DESC calculated AFUDC using average composite rates of 2.7%, 2.6% and 2.6% for 2022, 2021 and 2020, respectively. These rates do not exceed the maximum rates allowed in the various regulatory jurisdictions. DESC capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

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

Provisions for depreciation and amortization are recorded using the straight-line method based on the estimated service lives of the various classes of property, and in most cases, include provisions for future cost of removal. The composite weighted average depreciation rates for utility plant by function were as follows:

Year Ended December 31,	2022(1)	2021(1)	2020
(percent)
Generation	2.34	2.46	2.50
Transmission	2.36	2.56	2.56
Distribution	2.59	2.48	2.42
Storage	2.93	2.85	2.75
General and other	3.35	2.27	3.17
(1)
Rates include the impact of a change in depreciation rates approved in connection with the settlement of the electric base rate case in 2021, which resulted in a decrease to depreciation expense of $12 million and $6 million for the years ended December 31, 2022 and 2021, respectively.

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

Effective September 2021, DESC is authorized to collect $25 million annually through electric rates to offset certain turbine generator maintenance expenditures. Prior to September 2021, DESC was authorized to collect $18 million annually. For the years ended December 31, 2022, 2021 and 2020, DESC incurred $20 million, $20 million and $19 million, respectively, for turbine generator maintenance.

Nuclear refueling outages are scheduled 18 months apart. As approved by the South Carolina Commission, DESC accrues $17 million annually for its portion of the nuclear refueling outages, that are scheduled to occur from the fall of 2021 through the fall of 2027 as well as unrecovered balances from the previous accrual cycle. Refueling outage costs incurred for which DESC was responsible totaled $1 million in 2022, $24 million in 2021 and $23 million in 2020.

Effective September 2021, DESC implemented a tree trimming and vegetation management accrual where costs associated with cyclical tree trimming and vegetation management are accrued over the five-year operating cycle DESC seeks to maintain for such activities. As approved by the South Carolina Commission, DESC accrues $28 million annually. In 2021, DESC accrued $9 million during the period the accrual was effective. During the years ended December 31, 2022 and 2021, DESC incurred costs totaling $33 million and $9 million, respectively.

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

Nuclear Decommissioning

Based on a decommissioning cost study completed in 2020, DESC’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer, including the cost of decommissioning plant components both subject to and not subject to radioactive contamination, totals $788 million, stated in 2022 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer. The cost estimate assumes that the site will be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

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

Restricted Cash and Equivalents

Beginning in 2021, DESC may hold restricted cash and equivalent balances that consists of federal assistance funds to be used towards customer bill assistance.

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within DESC’s Consolidated Balance Sheets to the corresponding amounts reported within DESC’s Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020:

	Cash, Restricted Cash and Equivalents at End/Beginning of Year
	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
(millions)
Cash and cash equivalents	$11	$30	$5	$4
Restricted cash and equivalents(1)	—	24	—	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$11	$54	$5	$4
(1)
Restricted cash and equivalent balances are presented within other current assets on the Consolidated Balance Sheets.

Receivables

Customer receivables reflect amounts due from customers arising from the delivery of energy or related services and include both billed and unbilled amounts earned pursuant to revenue recognition practices described in Note 4. Customer receivables are generally due within one month of receipt of invoices which are presented on a monthly cycle basis. Unbilled revenues totaled $188 million and $139 million at December 31, 2022 and 2021, respectively.

DESC sells electricity and natural gas and provides distribution and transmission services to customers in South Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of DESC’s customer base, which includes a large number of residential, commercial and industrial customers. Credit risk associated with accounts receivable is limited due to the large number of customers. DESC’s exposure to potential concentrations of credit risk results primarily from amounts due from Santee Cooper related to the jointly owned nuclear generating facility at Summer. Such receivables represented approximately 4% of DESC’s accounts receivable balance at December 31, 2022.

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

DESC recognizes positions taken, or expected to be taken, in income tax returns that are more-likely-than-not to be realized, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2022 and 2021, DESC had $68 million and $62 million, respectively, of unrecognized tax benefits.

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

Interest expense at DESC was $2 million in 2022 and $7 million in 2020. In 2021, DESC reflected a $21 million benefit in interest expense and recognized a $7 million benefit from the reversal of penalty expenses associated with the effective settlement of uncertain tax positions. Interest income at DESC was less than $1 million in 2022, 2021 and 2020. DESC recorded penalty expenses of $4 million in 2020.

At December 31, 2022, DESC had an income tax-related affiliated payable of $47 million to Dominion Energy. This balance is expected to be paid to Dominion Energy.

At December 31, 2021, DESC had an income tax-related affiliated receivable of $24 million from Dominion Energy. This balance was received from Dominion Energy in 2022.

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

Derivative assets and liabilities are presented gross on DESC’s Consolidated Balance Sheets. Derivative contracts representing unrealized gain positions are reported as derivative assets. Derivative contracts representing unrealized losses are reported as derivative liabilities. All derivatives, except those for which an exception applies, are required to be reported in the Consolidated Balance Sheets at fair value. One of the exceptions to fair value accounting, normal purchases and normal sales, may be elected when the contract satisfies certain criteria, including a requirement that physical delivery of the underlying commodity is probable. Expenses and revenues resulting from deliveries under normal purchase contracts and normal sales contracts, respectively, are included in earnings at the time of contract performance. See Fair Value Measurements below for additional information about fair value measurements and associated valuation methods for derivatives.

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

DESC does not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. DESC had margin assets of $1 million and $11 million associated with cash collateral at December 31, 2022 and 2021, respectively, reflected in other current assets in the Consolidated Balance Sheets. DESC had no margin liabilities associated with cash collateral at December 31, 2022 and 2021. See Note 8 for further information about derivatives.

To manage price and interest rate risk, DESC holds derivative instruments that are not designated as hedges for accounting purposes. However, to the extent DESC does not hold offsetting position for such derivatives, it believes these instruments represent economic hedges that mitigate its exposure to fluctuations in commodity prices or interest rates. All income statement activity, including amounts realized upon settlement, is presented in operating expenses and interest charges based on the nature of the underlying risk. For derivative instruments that are not accounted for as cash flow hedges, the cash flows from the derivatives are classified in operating cash flows.

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

Cash Flow Hedges- DESC uses interest rate swaps to hedge its exposure to variable interest rates on long-term debt. For transactions in which DESC is hedging the variability of cash flows, changes in the fair value of the derivatives are reported in regulatory assets or liabilities. Any derivative gains or losses reported in regulatory assets or liabilities are reclassified to earnings when the forecasted item is included in earnings, or earlier, if it becomes probable that the forecasted transaction will not occur. For cash flow hedge transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable.

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

Fair Value Measurements

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

The inputs and assumptions used in measuring fair value include the following:

Derivative Contracts
Inputs and assumptions	Commodity	Interest Rate
Forward commodity prices	X
Transaction prices	X
Volumes	X
Commodity location	X
Interest rates	X
Interest rate curves		X
Credit quality of counterparties and DESC	X	X
Credit enhancements	X	X
Time value	X	X
Notional value		X

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

Statement of Operations Presentation

Revenues and expenses arising from regulated businesses are presented within operating income, and all other activities are presented within other income (expense), net.

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

2017 Tax Reform Act

DESC’s provision of electric transmission service is pursuant to a FERC approved formula rate. In December 2019, FERC issued an order requiring transmission providers with transmission formula rates to account for the impacts of the 2017 Tax Reform Act on rates charged to customers. The order requires companies to include a mechanism to decrease or increase their income tax allowances to account for the 2017 Tax Reform Act and any other future changes in tax law, and to submit annual information reflecting the amortization of these excess deferred income taxes. DESC submitted a proposed update to its formula rate to FERC in May 2020, and DESC amended its proposed update in October 2021 and July 2022. In November 2022, FERC accepted DESC's proposed update, as amended, effective January 2020, which did not result in any impact to DESC’s Consolidated Financial Statements.

Other Regulatory Matters

South Carolina Electric Base Rate Case

In August 2020, DESC filed its retail electric base rate case and schedules with the South Carolina Commission. In July 2021, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a comprehensive settlement agreement with the South Carolina Commission for approval. The comprehensive settlement agreement provided for a non-fuel, base rate increase of $62 million (resulting in a net increase of $36 million after considering an accelerated amortization of certain excess deferred income taxes) commencing with bills issued on September 1, 2021 and an authorized earned ROE of 9.50%. Additionally, DESC agreed to commit up to $15 million to forgive retail electric customer balances that were more than 60 days past due as of May 31, 2021 and provide $15 million for energy efficiency upgrades and critical health and safety repairs to customer homes. Pursuant to the comprehensive settlement agreement, DESC would not file a retail electric base rate case prior to July 1, 2023, such that new rates would not be effective prior to January 1, 2024, absent unforeseen extraordinary economic or financial conditions that may include changes in corporate tax rates. In July 2021, the South Carolina Commission approved the comprehensive settlement agreement and issued its final order in August 2021.

In connection with this matter, DESC recorded charges of $249 million ($187 million after-tax) reflected within impairment of assets and other charges (reflected in the Corporate and Other segment), including $237 million of regulatory assets associated with DESC’s purchases of its first mortgage bonds during 2019 that are no longer probable of recovery under the settlement agreement, and $18 million ($14 million after-tax) reflected within other income (expense), net in its Consolidated Statements of Income for the year ended December 31, 2021.

Electric – Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In February 2022, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2022. DESC also proposed to apply approximately $66 million representing the net balance of funds associated with the monetization of the bankruptcy settlement with Toshiba following the satisfaction of liens against NND Project property recorded in regulatory liabilities, as a reduction to its under-collected base fuel cost balance. In addition, DESC proposed an increase to its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $143 million. In April 2022, the South Carolina Commission approved the filing.

In August 2022, DESC filed an application with the South Carolina Commission seeking a mid-period adjustment to increase the base fuel component of retail electric rates for the recovery of electric fuel costs. The application requested an increase of the base fuel cost component of $399 million, with rates expected to be effective with the first billing cycle of January 2023. In November 2022, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a stipulation agreement with the South Carolina Commission for approval that reflects updated fuel cost experience and forecasts. The stipulation agreement proposes an increase of the base fuel cost component to be effective with the first billing cycle of January 2023, with an estimated annual increase of $168 million. In December 2022, the South Carolina Commission approved the stipulation agreement and issued a final order.

In February 2023, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2023. In addition, DESC proposed a decrease to its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $176 million. This matter is pending.

Electric – Other

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2022, DESC filed an application with the South Carolina Commission seeking approval to recover $60 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. In April 2022, the South Carolina Commission approved the request, effective with the first billing cycle of May 2022. In January 2023, DESC filed an application with the South Carolina Commission seeking approval to recover $46 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2023. This matter is pending.

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In April 2022, the South Carolina Commission approved DESC's requested adjustment to this rider to decrease annual revenue by $12 million. In February 2023, DESC requested that the South Carolina Commission approve an adjustment to this rider to increase annual revenue by $24 million. This matter is pending.

Natural Gas Rates

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

At December 31,	2022	2021
(millions)
Regulatory assets:
NND Project costs(1)	$138	$138
Deferred employee benefit plan costs(2)	4	8
Other unrecovered plant(3)	17	16
DSM programs(4)	21	23
Cost of fuel and purchased gas under-collections(5)	508	126
Other	55	50
Regulatory assets - current	743	361
NND Project costs(1)	2,088	2,226
AROs(6)	381	311
Deferred employee benefit plan costs(2)	161	106
Interest rate hedges(7)	169	170
Other unrecovered plant(3)	58	57
DSM programs(4)	41	45
Environmental remediation costs(8)	37	30
Deferred storm damage costs(9)	43	38
Deferred transmission operating costs(10)	75	77
Derivatives(11)	105	125
Other(12)	131	138
Regulatory assets - noncurrent	3,289	3,323
Total regulatory assets	$4,032	$3,684
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	34	42
Reserve for refunds to electric utility customers(15)	100	113
Derivatives(11)	43	20
Other	7	3
Regulatory liabilities - current	251	245
Monetization of guaranty settlement(13)	702	831
Income taxes refundable through future rates(14)	871	903
Asset removal costs(16)	596	570
Reserve for refunds to electric utility customers(15)	325	425
Derivatives(11)	276	198
Other	15	9
Regulatory liabilities - noncurrent	2,785	2,936
Total regulatory liabilities	$3,036	$3,181

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
(7)
Represents the changes in fair value and payments made or received upon settlement of certain interest rate derivatives designated as cash flow hedges. The amounts recorded are expected to be amortized to interest expense over the lives of the underlying debt through 2065.
(8)
Reflects amounts associated with the assessment and clean-up of sites currently or formerly owned by DESC. Such remediation costs are expected to be recovered over periods of up to 27 years. See Note 12 for additional information.
(9)
Represents storm restoration costs for which DESC expects to receive future recovery through customer rates over approximately 10 years pursuant to the settlement agreement approved in DESC’s retail electric base rate case. Unamortized amounts are included in rate base and are earning a current return.
(10)
Includes deferred depreciation and property taxes associated with certain transmission assets for which DESC expects recovery from customers through future rates over approximately 42 years pursuant to the settlement agreement approved in DESC’s retail electric base rate case. Unamortized amounts are included in rate base and earning a current return. See Note 12 for additional information.
(11)
Represents changes in the fair value of derivatives, excluding separately presented interest rate hedges, that following settlement are expected to be recovered from or refunded to customers.
(12)
Various other regulatory assets are expected to be recovered through rates over varying periods through 2047.
(13)
Represents proceeds related to the monetization of the Toshiba Settlement. In accordance with the SCANA Merger Approval Order, this balance, net of amounts that may be required to satisfy liens, will be refunded to electric customers over a 20-year period ending in 2039.
(14)
Includes (i) excess deferred income taxes arising from the remeasurement of deferred income taxes in connection with the enactment of the 2017 Tax Reform Act (certain of which are protected under normalization rules and will be amortized over the remaining lives of related property, and certain of which will be amortized to the benefit of customers over prescribed periods as instructed by regulators) and (ii) deferred income taxes arising from investment tax credits, offset by (iii) deferred income taxes that arise from utility operations that have not been included in customer rates (a portion of which relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to 85 years). See Note 7 for additional information.
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

4. OPERATING REVENUE

DESC’s operating revenue consists of the following:

Year Ended December 31,	2022		2021		2020
(millions)	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$1,375	$303	$1,211	$245	$1,127	$201
Commercial	968	184	834	133	746	103
Industrial	533	166	424	103	341	65
Other	203	23	157	25	123	18
Revenues from contracts with customers	3,079	676	2,626	506	2,337	387
Other revenues	27	1	13	1	15	—
Total Operating Revenues	$3,106	$677	$2,639	$507	$2,352	$387

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $12 million and $8 million at December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, DESC recognized revenue of $6 million and $4 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Contract Costs

In limited instances, DESC provides economic development grants intended to support economic growth within DESC’s electric service territory and defers such grants as regulatory assets on the Consolidated Balance Sheets. Whenever these grants are contingent on a customer entering into a long-term electric supply contract with DESC such costs are deferred and amortized on a straight-line basis over the term of the related service contract, which generally ranges from ten to 15 years.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	2022	2021
Beginning balance	$11	$12
Amortization	(2)	(1)
Ending balance	$9	$11

5. EQUITY

For all periods presented, DESC's authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC's authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

In 2022, Dominion Energy issued $72 million of shares of Dominion Energy common stock to partially satisfy DESC’s remaining obligation under a settlement agreement with the SCDOR discussed in Note 12. In connection with this transaction, DESC recorded an equity contribution from Dominion Energy.

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

At December 31, 2022, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the established threshold.

6. LONG-TERM AND SHORT-TERM DEBT

Long-term debt by type with related weighted-average coupon rates and maturities at December 31, 2022 and 2021 is as follows:

At December 31,	2022 Weighted- average Coupon(1)	2022	2021
(millions, except percentages)
DESC:
First Mortgage Bonds, 2.30% to 6.625%, due 2028 to 2065	5.09%	$3,634	$3,634
Tax-Exempt Financings:(2)
Variable rate due 2038	3.70%	35	35
3.625% and 4.00%, due 2028 and 2033	3.90%	54	54
Other	3.63%	1	1
GENCO:
Tax-Exempt Financing, variable rate due 2038	3.70%	33	33
Affiliated note, 3.05% due 2024	3.05%	230	230
Total principal		3,987	3,987
Securities due within one year		—	—
Unamortized discount, premium and debt issuance costs, net		(32)	(33)
Finance leases		6	10
Total long-term debt		$3,961	$3,964

(1)
Represents weighted-average coupon rates for debt outstanding as of December 31, 2022.
(2)
Industrial revenue bonds totaling $68 million are secured by letters of credit that expire, subject to renewal, in the fourth quarter of 2023.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2022, were as follows:

(millions, except percentages)	2023	2024	2025	2026	2027	Thereafter	Total
First Mortgage Bonds	$—	$—	$—	$—	$—	$3,634	$3,634
Tax-Exempt Financings	—	—	—	—	—	122	122
Other	—	230	—	—	—	1	231
Total	$—	$230	$—	$—	$—	$3,757	$3,987
Weighted-average coupon		3.05%				5.05%

Substantially all of DESC’s electric utility plant is pledged as collateral in connection with long-term debt.

DESC is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding Bonds and Bonds to be issued (Bond Ratio). For the year ended December 31, 2022, the Bond Ratio was approximately 7.

Short-Term Debt

DESC's short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility, which can be used for working capital, as support for the combined commercial paper programs of DESC, Dominion Energy, Virginia Power and Questar Gas, and for other general corporate purposes.

DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, were as follows:

(millions)	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit
At December 31, 2022
Joint revolving credit facility(2)	$1,000	$249	$—
At December 31, 2021
Joint revolving credit facility(2)	$1,000	$—	$—

(1)
The weighted-average interest rate of the outstanding commercial paper supported by the credit facility was 4.76% at December 31 2022.
(2)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At December 31, 2022, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term borrowings from DESC's parent or from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

In March 2021, FERC granted DESC authority through March 2023 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. In addition, in March 2021, FERC granted GENCO authority through March 2023 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. In January 2023, DESC and GENCO applied to FERC for a two-year short-term borrowing authorization. The applications are pending.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2023.

DESC has FERC approval to enter into an inter-company credit agreement with Dominion Energy under which DESC may have short-term borrowings outstanding up to $900 million. At December 31, 2022 and 2021, DESC had borrowings outstanding under this credit agreement totaling $769 million and $415 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the years ended December 31, 2022, 2021 and 2020, DESC recorded interest charges of $19 million, less than $1 million and $7 million, respectively.

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

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

Year Ended December 31,	2022	2021	2020
(millions)
Current:
Federal	$(69)	$(52)	$(139)
State	(3)	(39)	3
Total current benefit	(72)	(91)	(136)
Deferred:
Federal
Taxes before operating loss carryforwards and investment tax credits	135	61	158
Tax utilization expense of operating loss carryforwards	33	34	33
State	36	7	17
Total deferred expense	204	102	208
Investment tax credit-amortization	(1)	(2)	(1)
Total income tax expense	$131	$9	$71

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

For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Year Ended December 31,	2022	2021	2020
U.S. statutory rate	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.7	5.6	4.2
AFUDC - equity	—	(0.4)	(0.1)
Amortization of federal investment tax credits	(0.2)	(0.6)	(0.4)
Reversal of excess deferred income taxes	(4.6)	(8.1)	(6.0)
Changes in unrecognized tax benefits	—	(15.8)	—
Prior period adjustments	—	1.6	—
Other	(0.2)	0.5	0.1
Effective tax rate	20.7%	3.8%	18.8%

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

DESC’s deferred income taxes consist of the following:

At December 31,	2022	2021
(millions)
Deferred income taxes:
Total deferred income tax assets	$892	$1,015
Total deferred income tax liabilities	2,107	1,974
Total net deferred income tax liabilities	$1,215	$959
Total deferred income taxes:
Depreciation method and plant basis differences	$1,164	$1,139
Excess deferred income taxes	(219)	(228)
Unrecovered nuclear plant cost	479	508
DESC rate refund	(89)	(113)
Toshiba settlement	(162)	(189)
Nuclear decommissioning	(44)	(54)
Deferred state income taxes	275	226
Federal benefit of deferred state income taxes	(60)	(47)
Deferred fuel, purchased energy and gas costs	107	27
Pension benefits	51	35
Other postretirement benefits	(32)	(35)
Loss and credit carryforwards	(313)	(343)
Other	58	33
Total net deferred income tax liabilities	$1,215	$959
Deferred investment tax credits-regulated operations	15	16
Total deferred taxes and deferred investment tax credits	$1,230	$975

At December 31, 2022, DESC had the following deductible loss and credit carryforwards:

(millions)	Deductible Amount	Deferred Tax Asset	Expiration Period
Federal losses	$731	$153	2037
Federal production and other credits	—	29	2035-2042
State losses	2,779	139	2037-2042
State investment and other credits	—	32	2026-2032
Total	$3,510	$353

A reconciliation of changes in DESC’s unrecognized tax benefits follows:

(millions)	2022	2021	2020
Beginning balance	$62	$138	$132
Increases-prior period positions	6	6	5
Decreases-prior period positions	(1)	(57)	—
Increases-current period positions	1	1	1
Settlements with tax authorities	—	(26)	—
Ending balance	$68	$62	$138

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations. If recognized, all the unrecognized tax benefits would impact the effective tax rate.

The statute is closed for IRS examination of years prior to 2013. The IRS is currently examining DESC’s federal returns from 2013 through 2017. DESC is no longer subject to state and local income tax examinations by tax authorities for years prior to 2019.

It is reasonably possible that these unrecognized tax benefits may decrease by $39 million within the next twelve months. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by $26 million. Otherwise, with regard to 2022 and prior years, DESC cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2023.

DESC is also obligated to report adjustments resulting from IRS settlements to state tax authorities. In addition, if DESC utilizes operating losses or tax credits generated in years for which the statute of limitations has expired, such amounts are generally subject to examination.

8. DERIVATIVE FINANCIAL INSTRUMENTS

See Note 2 for DESC’s accounting policies, objectives, and strategies for using derivative instruments. See Notes 2 and 9 for further information about fair value measurements and associated valuation methods for derivatives.

Cash collateral is used in the table below to offset derivative assets and liabilities. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of December 31, 2022 and 2021, DESC would have been required to post $1 million and $8 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. DESC had posted $1 million and $11 million, respectively, of collateral at December 31, 2022 and 2021 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of December 31, 2022 and 2021 was $2 million and $19 million, respectively, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid. DESC’s commodity derivative assets are not subject to a master netting agreement or similar arrangement.

	December 31, 2022				December 31, 2021
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Interest rate contracts:
Over-the-counter	$1	$—	$—	$1	$—	$—	$—	$—
Total derivatives	$1	$—	$—	$1	$—	$—	$—	$—

	December 31, 2022				December 31, 2021
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$2	$—	$1	$1	$19	$—	$11	$8
Total derivatives	$2	$—	$1	$1	$19	$—	$11	$8

Volumes

The following table presents the volume of derivative activity at December 31, 2022. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

(millions)	Current	Noncurrent
Electricity (MWh):
Fixed price	2	24
Interest rate(1)	$—	$71
(1)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At December 31, 2022
Current Assets
Commodity	$—	$41	$41
Total current derivative assets (1)	—	41	41
Noncurrent Assets
Commodity	—	210	210
Interest rate	—	1	1
Total noncurrent derivative assets (2)	—	211	211
Total derivative assets	$—	$252	$252
Noncurrent Liabilities
Interest rate	$2	$—	$2
Total noncurrent derivative liabilities(4)	2	—	2
Total derivative liabilities	$2	$—	$2
At December 31, 2021
Current Assets
Commodity	$—	$18	$18
Total current derivative assets (1)	—	18	18
Noncurrent Assets
Commodity	—	130	130
Total noncurrent derivative assets (2)	—	130	130
Total derivative assets	$—	$148	$148
Current Liabilities
Interest rate	$1	$1	$2
Total current derivative liabilities(3)	1	1	2
Noncurrent Liabilities
Interest rate	11	6	17
Total noncurrent derivative liabilities(4)	11	6	17
Total derivative liabilities	$12	$7	$19
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

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Year Ended December 31, 2022
Derivative type and location of gains (losses):
Interest rate	$11
Total	$11
Year Ended December 31, 2021
Derivative type and location of gains (losses):
Interest rate	$9
Total	$9
Year Ended December 31, 2020
Derivative type and location of gains (losses):
Interest rate	$1
Total	$1
(1)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

Derivatives Not designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2022	2021	2020
Derivative type and location of gains (losses):
Commodity contracts:
Purchased power	$77	$8	$—
Interest rate contracts:
Interest charges	(2)	(2)	(1)
Total	$75	$6	$(1)
(1)
Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

9. FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

DESC's fair value measurements are made in accordance with the policies discussed in Note 2. See Note 8 for additional information about DESC’s derivative and hedge accounting activities.

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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at December 31, 2022. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets
Physical forwards:
Electricity	$251	Discounted cash flow	Market price (per MWh)(2)	27-110	51
Total assets	$251
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

Nonrecurring Fair Value Measurement

During the third quarter of 2020, DESC determined that certain of its nonutility property was impaired and recorded a $12 million charge ($9 million after-tax) within impairments and other charges in its Consolidated Statements of Comprehensive Income (reflected in the Corporate and Other Segment) to adjust the property down to its estimated fair value of $6 million. The fair value determinations are considered Level 2 fair value measurements due to the use of real estate appraised values.

Recurring Fair Value Measurements

Fair value disclosures for assets held in DESC’s pension plan are presented in Note 11.

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2022
Assets
Commodity	$—	$—	$251	$251
Interest rate	—	1	—	1
Total assets	$—	$1	$251	$252
Liabilities
Interest rate	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2
At December 31, 2021
Assets
Commodity	$—	$—	$148	$148
Total assets	$—	$—	$148	$148
Liabilities
Interest rate	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

The following table presents the net change in DESC's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category. There were no net changes in assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the year ended December 31, 2020.

	2022	2021
(millions)
Balance at January 1,	$148	$—
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	77	8
Included in regulatory assets/liabilities	103	148
Settlements	(77)	(8)
Balance at December 31,	$251	$148

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the years ended December 31, 2022 and 2021.

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

At December 31,	2022		2021
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,725	$3,614	$3,724	$4,831
Affiliated long-term debt	230	230	230	230
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

The legal obligations associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation relate primarily to DESC’s regulated utility operations. As of December 31, 2022 and 2021, DESC has recorded AROs of $299 million and $287 million, respectively, for nuclear plant decommissioning. In addition, DESC has recorded AROs of $329 million and $312 million at December 31, 2022 and 2021, respectively, for other conditional obligations primarily related to other generation and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of precision, particularly since such payments will be made many years in the future.

A reconciliation of the beginning and ending aggregate carrying amount of AROs is as follows:

(millions)	2022	2021
Beginning balance	$599	$597
Liabilities incurred	6	—
Liabilities settled	(1)	—
Accretion expense	26	25
Revisions in estimated cash flows(1)	(2)	(23)
Ending balance	$628	$599
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

	Pension Benefits		Other Postretirement Benefits
(millions)	2022	2021	2022	2021
Beginning balance	$702	$742	$171	$184
Service cost	8	9	1	1
Interest cost	21	20	6	6
Actuarial (gain) loss	(105)	(28)	(44)	(8)
Benefits paid	(46)	(41)	(13)	(12)
Ending balance	$580	$702	$121	$171

The accumulated benefit obligation for pension benefits for DESC was $578 million and $697 million at December 31, 2022 and 2021, respectively. The accumulated pension benefit obligation differs from the projected pension benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Annual discount rate used to determine benefit obligation	5.69%	3.06%	5.70%	3.11%
Assumed annual rate of future salary increases for projected benefit obligation	3.93%	3.71%	N/A	N/A
Crediting interest rate for cash balance plans	4.44%	1.81%	N/A	N/A

DESC’s pension benefit obligations include a gain of $105 million in 2022 resulting primarily from an increase in the discount rate and a gain of $29 million in 2021 resulting primarily from an increase in the discount rate and a completed experience study. Actuarial gains recognized in DESC’s other postretirement benefit obligations include a $44 million gain in 2022 and a $8 million gain in 2021 resulting from an increase in the discount rate.

A 6.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2022. The rate was assumed to decrease gradually to 5.0% in 2026 and to remain at that level thereafter.

Funded Status

	Pension Benefits		Other Postretirement Benefits
At December 31,	2022	2021	2022	2021
(millions)
Fair value of plan assets	$561	$768	$—	$—
Benefit obligation	580	702	121	171
Funded status	$(19)	$66	$(121)	$(171)

Amounts recognized on the consolidated balance sheets were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2022	2021	2022	2021
(millions)
Noncurrent assets	$—	$66	$—	$—
Current liability	—	—	(11)	(10)
Noncurrent liability	(19)	—	(110)	(161)

Amounts recognized in AOCI were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2022	2021	2022	2021
(millions)
Net actuarial (gain) loss	$3	$1	$(1)	$—

Amounts recognized in regulatory assets were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2022	2021	2022	2021
(millions)
Net actuarial (gain) loss	$164	$70	$(46)	$(5)

In connection with the joint ownership of Summer, costs related to pensions attributable to Santee Cooper as of both December 31, 2022 and 2021 totaled $21 million and $14 million and were recorded within deferred debits. Costs related to other postretirement benefits attributable to Santee Cooper as of December 31, 2022 and 2021 totaled $9 million and $12 million were recorded within deferred debits.

Changes in Fair Value of Plan Assets

	Pension Benefits
(millions)	2022	2021
Beginning balance	$768	$747
Actual return (loss) on plan assets	(161)	62
Benefits paid	(46)	(41)
Ending balance	$561	$768

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

For 2023, the expected long-term rate of return on assets will be 7.00%. DESC determines the expected long-term rates of return on plan assets for its pension plans by using a combination of:

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
•
Investment allocation of plan assets.

Fair Value Measurements

Assets held by the pension plan are measured at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2022 and 2021, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

At December 31,	2022				2021
(millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$2	$—	$2	$—	$1	$—	$1
Corporate debt instruments	—	137	—	137	—	332	—	332
Government and other debt instruments	—	18	—	18	—	67	—	67
Total recorded at fair value	$—	$157	$—	$157	$—	$400	$—	$400
Assets recorded at NAV(1)
Common/collective trust funds				417				387
Total recorded at NAV				$417				$387
Total investments(2)				$574				$787
(1)
These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(2)
Excludes net assets related to pending sales of securities of $1 million, net accrued income of $1 million, and includes net assets related to pending purchases of securities of $15 million at December 31, 2022. Excludes net assets related to pending sales of securities of $4 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $25 million at December 31, 2021.

For purposes of calculating NAV, portfolio securities and other assets for which market quotes are readily available are valued at market value. Short-term investment vehicles are funds that invest in short-term fixed income instruments and are valued using observable prices of the underlying fund assets based on trade data for identical or similar securities. U.S. Treasury securities are valued using quoted market prices or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Corporate debt instruments and government and other debt instruments are valued based on recently executed transactions, using quoted market prices, or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. In addition, corporate debt instruments include investments in open-end mutual funds registered with the SEC that invest in corporate debt instruments. Common collective trust assets are valued at NAV, which has been determined based on the unit values of the trust funds. Unit values are determined by the organization sponsoring such trust funds by dividing the trust funds’ net assets at fair value by the units outstanding at each valuation date.

Expected Cash Flows

Total benefits expected to be paid from the pension plan or company assets for the other postretirement benefits plan (net of participant contributions), respectively, are as follows:

Expected Benefit Payments

(millions)	Pension Benefits	Other Postretirement Benefits
2023	$45	$11
2024	47	11
2025	47	11
2026	46	11
2027	45	11
2028 - 2032	243	57

Pension Plan Contributions

Under its funding policies, DESC evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, DESC determines the amount of contributions for the current year, if any, at that time. DESC made no contributions to the pension trust in 2022, 2021 or 2020. DESC does not expect to contribute to its qualified pension plan in 2023.

Net Periodic Benefit Cost

Net periodic benefit cost is recorded utilizing beginning of the year assumptions. Disclosures required for these plans are set forth in the following tables.

Components of Net Periodic Benefit (Credit) Cost

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2022	2021	2020	2022	2021	2020
(millions)
Service cost	$8	$9	$12	$1	$1	$3
Interest cost	21	20	24	6	6	8
Expected return on assets	(49)	(48)	(45)	—	—	—
Amortization of actuarial losses	1	6	6	—	—	—
Settlement loss	—	—	7	—	—	—
Net periodic benefit (credit) cost	$(19)	$(13)	$4	$7	$7	$11

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

Other changes in plan assets and benefit obligations recognized in other comprehensive income (net of tax) were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2022	2021	2020	2022	2021	2020
(millions)
Current year actuarial (gain) loss	$2	$(3)	$2	$(1)	$—	$(2)
Total recognized in other comprehensive income	$2	$(3)	$2	$(1)	$—	$(2)

Other changes in plan assets and benefit obligations recognized in regulatory assets were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2022	2021	2020	2022	2021	2020
(millions)
Current year actuarial (gain) loss	$95	$(39)	$1	$(41)	$(6)	$(27)
Amortization of actuarial losses	(1)	(5)	(6)	—	—	(1)
Settlement loss	—	—	(6)	—	—	—
Total recognized in regulatory assets	$94	$(44)	$(11)	$(41)	$(6)	$(28)

Significant assumptions used in determining net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2022	2021	2020	2022	2021	2020
Discount rate	3.06%	2.73%	3.47%	3.11%	2.80%	2.80%
Expected return on plan assets	7.00%	7.00%	7.00%	n/a	n/a	n/a
Rate of compensation increase	3.71%	4.52%	3.00%	n/a	n/a	n/a
Crediting interest rate for cash balance plans	1.81%	1.93%	2.67%	n/a	n/a	n/a
Health care cost trend rate				6.25%	6.25%	6.25%
Ultimate health care cost trend rate				5.00%	5.00%	5.00%
Year achieved				2026-2027	2025-2026	2025-2026

Participation in Dominion Energy Defined Benefit Plans

As discussed above, effective January 2021, DESC employees who had been receiving a cash balance formula became covered by the Dominion Energy Pension Plan. In addition, DESC employees hired in 2021 prior to July 2021 are covered by the Dominion Energy Pension Plan. As a participating employer, DESC is subject to Dominion Energy’s funding policy, which is to contribute annually an amount that is in accordance with ERISA. DESC made contributions of less than $1 million to the Dominion Energy Pension Plan during 2022 and DESC made no contributions to the Dominion Energy Pension Plan during 2021. DESC’s net periodic pension cost related to this plan was $1 million and $3 million in 2022 and 2021, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in DESC’s Consolidated Statements of Income. The funded status of various Dominion Energy subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Energy subsidiaries. During 2022 and 2021, DESC’s pension and other postretirement benefits obligation includes $4 million and $3 million, respectively, for amounts due to Dominion Energy related to this plan.

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

401(k) Retirement Savings Plan

Effective January 2021, DESC participates in a defined contribution savings plan sponsored by Dominion Energy. Previously, DESC had participated in a defined contribution plan sponsored by SCANA, which was merged into the Dominion Energy plan in December 2020. DESC recognized employer matching contributions of $13 million, $11 million, and $14 million in 2022, 2021, and 2020, respectively.
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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 with a remaining estimated cost of $21 million. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of December 31, 2022, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $38 million and are included in regulatory assets.

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

Claims and Litigation

The following describes certain legal proceedings involving DESC relating primarily to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets at December 31, 2022 and 2021 include reserves of $94 million and $211 million, respectively, and insurance receivables of $68 million and $85 million, respectively, included within other receivables. These balances at December 31, 2022 and 2021 include $68 million and $85 million, respectively, of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which are currently pending. For the year ended December 31, 2022, charges included in DESC’s Consolidated Statements of Comprehensive Income were inconsequential. DESC’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020 include charges of $70 million ($53 million after-tax) and $97 million ($73 million after-tax), respectively, within impairment of assets and other charges, reflected in the Corporate and Other segment.

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

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement, resulting in a gain of $19 million ($14 million after-tax) recorded in other income (expense), net in DESC’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2022. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR, resulting in an inconsequential gain. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. The transfers of such utility properties are expected to be completed by early 2024 and to result in a gain of approximately $20 million upon completion.

Matters Fully Resolved Prior to 2022

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

Nuclear Insurance

Under Price-Anderson, DESC (for itself and on behalf of Santee-Cooper) maintains agreements of indemnity with the U.S. Nuclear Regulatory Commission that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Summer. Price-Anderson provides funds up to $13.7 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $450 million by American Nuclear Insurers with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is liable for up to $138 million per reactor owned for each nuclear incident occurring at any reactor in the U.S., provided that not more than $20 million of the liability per reactor would be assessed per year. DESC’s maximum assessment, based on its two-thirds ownership of Summer, would be $92 million per incident, but not more than $14 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

DESC currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Summer for property damage and outage costs up to $1.06 billion resulting from an event of nuclear origin and up to $1 million resulting from an event of a non-nuclear origin. The NEIL policies in aggregate, are subject to a maximum loss of $1.06 billion for any single loss occurrence. The NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, DESC’s portion of the retrospective premium assessment would not exceed $11 million. DESC currently maintains an excess property insurance policy (for itself and on behalf of Santee Cooper) with EMANI. The policy provides coverage to Summer for property damage and outage costs up to $1 million resulting from an event of a non-nuclear origin. The EMANI policy permits retrospective assessments under certain conditions to cover insurer's losses. Based on the current annual premium, DESC's portion of the retrospective premium assessment would not exceed an inconsequential amount.

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

Spent Nuclear Fuel

The Nuclear Waste Policy Act of 1982 required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998, and it imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. DESC entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. By mutual agreement of the parties, damage award payments and settlement payments are made until the DOE has accepted the same amount of spent fuel from the facility as if it has fully performed its contractual obligations. In 2022, DESC received payment of $1 million for resolution of its share of claims incurred at Summer for the period of January 1, 2021 through December 31, 2021. In 2021, DESC received payment of $1 million for resolution of its share of claims incurred at Summer for the period of January 1, 2020 through December 31, 2020. In 2020, DESC received payment of $4 million for resolution of its share of claims incurred at Summer for the period of January 1, 2019 through December 31, 2019. As of December 31, 2022, the federal government has not accepted any spent fuel from Summer, and it remains unclear when the repository may become available. DESC has constructed an independent spent fuel storage installation to accommodate the spent nuclear fuel output for the life of Summer. DESC may evaluate other technology as it becomes available.

Long-Term Purchase Agreements

At December 31, 2022, DESC had the following long-term commitments that are noncancelable or cancelable only under certain conditions, and that a third party that will provide the contracted goods or services has used to secure financing.

(millions)	2023	2024	2025	2026	2027	Thereafter	Total
Purchased electric capacity(1)	$87	$86	$87	$91	$92	$762	$1,205
(1)
Includes affiliated amounts with certain solar facilities of $219 million.

Commitments represent estimated amounts payable for energy under power purchase contracts with qualifying facilities which expire at various dates through 2046. Energy payments are generally based on fixed dollar amounts per month and totaled $75 million in 2022, $73 million in 2021 and $64 million in 2020.

13. LEASES

At December 31, 2022 and 2021, DESC had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

At December 31,	2022	2021
(millions)
Lease assets:
Operating lease assets(1)	$20	$19
Finance lease assets(2)	9	13
Total lease assets	$29	$32
Lease liabilities:
Operating lease - current(3)	$3	$2
Operating lease - noncurrent(4)	18	17
Finance lease - current(5)	4	5
Finance lease - noncurrent	6	10
Total lease liabilities	$31	$34

(1)
Included in other deferred debits and other assets in the Consolidated Balance Sheets.
(2)
Included in utility plant, net, in the Consolidated Balance Sheets, net of $20 million and $20 million of accumulated amortization at December 31, 2022 and December 31, 2021, respectively.
(3)
Included in other current liabilities in the Consolidated Balance Sheets.
(4)
Included in other deferred credits and other liabilities in the Consolidated Balance Sheets.
(5)
Included in securities due within one year in the Consolidated Balance Sheets.

For the years ended December 31, 2022, 2021 and 2020, total lease cost consisted of the following:

Year Ended December 31,	2022	2021	2020
(millions)
Finance lease cost:
Amortization	$4	$6	$8
Interest	1	1	1
Operating lease cost	4	4	4
Short-term lease cost	2	2	2
Total lease cost	$11	$13	$15

For the years ended December 31, 2022, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities consisted of the following amounts, included in the Consolidated Statements of Cash Flows:

Year Ended December 31,	2022	2021	2020
(millions)
Operating cash flows from finance leases	$1	$1	$1
Operating cash flows from operating leases	6	4	4
Financing cash flows from finance leases	4	6	8

At December 31, 2022 and 2021, the weighted average remaining lease term and weighted average discount rate for finance and operating leases were as follows:

At December 31,	2022	2021
Weighted average remaining lease term - finance leases	3 years	4 years
Weighted average remaining lease term - operating leases	17 years	20 years
Weighted average discount rate - finance leases	2.91%	2.91%
Weighted average discount rate - operating leases	3.94%	3.97%

Lease liabilities have the following scheduled maturities:

(millions)	Operating	Finance
2023	$4	$4
2024	2	3
2025	2	2
2026	2	1
2027	1	—
After 2027	20	—
Total undiscounted lease payments	31	10
Present value adjustment	(10)	—
Present value of lease liabilities	$21	$10

14. OPERATING SEGMENTS

The Corporate and Other Segment primarily includes specific items attributable to DESC's operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

In 2022, DESC reported after-tax expenses of $3 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment.

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

The following table presents segment information pertaining to DESC’s operations:

Year Ended December 31,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions)
2022
External revenue	$3,783	$—	$3,783
Depreciation and amortization	507	—	507
Interest charges, net of AFUDC	220	—	220
Income tax expense (benefit)	132	(1)	131
Comprehensive income (loss) available (attributable) to common shareholder	485	(3)	482
Capital expenditures	697	—	697
Total assets (billions)	15.7	—	15.7

2021
External revenue	$3,146	$—	$3,146
Depreciation and amortization	486	—	486
Interest charges (benefit), net of AFUDC	215	(23)	192
Income tax expense (benefit)	125	(116)	9
Comprehensive income (loss) available (attributable) to common shareholder	421	(212)	209
Capital expenditures	758	—	758
Total assets (billions)	14.9	—	14.9

2020
External revenue	$2,739	$—	$2,739
Depreciation and amortization	474	—	474
Interest charges, net of AFUDC	223	6	229
Income tax expense (benefit)	107	(36)	71
Comprehensive income (loss) available (attributable) to common shareholder	410	(113)	297
Capital expenditures	742	—	742

15. UTILITY PLANT AND NONUTILITY PROPERTY

Major classes of utility plant and other property and their respective balances at December 31, 2022 and 2021 were as follows:

At December 31,	2022	2021
(millions)
Gross utility plant:
Generation	$6,108	$6,053
Transmission	2,145	2,037
Distribution	5,472	5,191
Storage	76	76
General and other	630	601
Intangible	257	242
Construction work in progress	541	481
Nuclear fuel	550	603
Total gross utility plant	$15,779	$15,284
Gross nonutility property	$21	$44

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

At December 31,	2022		2021
	Summer Unit 1		Summer Unit 1
Percent owned	66.7%		66.7%
Plant in service	$1.6	billion	$1.6	billion
Accumulated depreciation	$751	million	$725	million
Construction work in progress	$87	million	$76	million

Included within other receivables on the balance sheet were amounts due to DESC from Santee Cooper for its share of direct expenses. These amounts totaled $21 million at December 31, 2022 and $32 million at December 31, 2021.

16. AFFILIATED AND RELATED PARTY TRANSACTIONS

DESS, on behalf of itself and its parent company, provided the following services to DESC through December 2020, which were rendered at direct or allocated cost: information systems, telecommunications, customer support, marketing and sales, human resources, corporate compliance, purchasing, financial, risk management, public affairs, legal, investor relations, gas supply and capacity management, strategic planning, general administrative, and retirement benefits. In addition, DESS processed and paid invoices for DESC and was reimbursed. Effective January 2021, DES provides to DESC the services previously provided by DESS. Costs for these services include amounts capitalized. Amounts expensed are primarily recorded in other operations and maintenance – affiliated suppliers and other expense, net in the Consolidated Statements of Comprehensive Income.

DESC transacts with affiliates for certain quantities of electricity in the ordinary course of business. DESC also enters into certain commodity derivative contracts with affiliates. DESC uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of electricity. See Note 8 for more information.

Year Ended December 31,	2022	2021	2020
(millions)
Direct and allocated costs from DES and DESS(1)	$212	$226	$294
Operating Revenues – Electric from sales to affiliate	4	4	4
Operating Revenues – Gas from sales to affiliate	1	1	1
Operating Expenses – Other taxes from affiliate	8	7	9
Purchases of electricity from solar affiliates	14	14	12
Demand and transportation charges from DECG - Fuel used in electric generation	—	—	16
Demand and transportation charges from DECG - Gas purchased for resale	—	—	36

(1)
Includes capitalized expenditures of $48 million, $37 million and $81 million for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31,	2022	2021
(millions)
Payable to Dominion Energy	$1	$1
Payable to DES	22	30
Payable to SCANA Corporation	7	—
Payable to Public Service Company of North Carolina, Incorporated	12	—
Receivable from Public Service Company of North Carolina, Incorporated	—	60
Payable to solar affiliates	—	1
Receivable from nuclear affiliates	—	1
Derivative assets with affiliates(1)	51	28

(1)
Includes amounts recorded in other current assets of $8 million and $4 million as of December 31, 2022 and 2021, respectively, and amounts recorded in other deferred debits and other assets of $43 million and $24 million as of December 31, 2022 and 2021, respectively.

Certain disclosures regarding tax related affiliate balances are included in Note 2. Borrowings from an affiliate are described in Note 6. Certain disclosures regarding DESC’s participation in SCANA's noncontributory defined benefit pension plan and unfunded postretirement health care and life insurance programs are included in Note 11.

17. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

Year Ended December 31,	2022	2021	2020
(millions)
Revenues from contracts with customers	$—	$—	$1
Other income	10	11	13
Gains on sales of assets (1)	42	—	—
Other expense	2	(18)	(38)
Allowance for equity funds used during construction	1	5	1
Other income (expense), net	$55	$(2)	$(23)
(1)
Includes amounts recognized in connection with the transfer of property, plant and equipment to satisfy litigation. See Note 12 for additional information.

Non-service cost components of pension and other postretirement benefits are included in other expense.

In 2022, DESC completed the sales of certain utility property in South Carolina, as approved by the South Carolina Commission, for total cash consideration of $20 million. In connection with the sales, DESC recognized a gain of $20 million ($15 million after-tax) for the year ended December 31, 2022.

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require DESC’s 2022 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, DESC tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2022, DESC makes the following assertions:

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

Management evaluated DESC’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that DESC maintained effective internal control over financial reporting as of December 31, 2022.

This annual report does not include an attestation report of DESC’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by DESC’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 21, 2023

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

Omitted pursuant to General Instructions I.(2)(c).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instructions I.(2)(c).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instructions I.(2)(c).

Item 14. Principal Accountant Fees and Services

The following table presents fees paid to Deloitte & Touche LLP for services related to DESC for the fiscal years ended December 31, 2022 and 2021.

Type of Fees	2022	2021
(millions)
Audit fees	$1.54	$1.54
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$1.54	$1.54

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

DESC’s Board of Directors has adopted the Dominion Energy Audit Committee pre-approval policy for its independent auditor’s services and fees and has delegated the execution of this policy to the Dominion Energy Audit Committee. In accordance with this delegation, each year the Dominion Energy Audit Committee pre-approved a schedule that details the services to be provided for the following year and an estimated charge for such services. At its December 2022 meeting, the Dominion Energy Audit Committee approved schedules of services and fees for 2023 inclusive of DESC. In accordance with the pre-approval policy, any changes to the pre-approved schedule may be pre-approved by the Dominion Energy Audit Committee or a delegated member of the Dominion Energy Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.
1.
Financial Statements

See Index on page 23.

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

Exhibit
Number	Description
10.04	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, South Carolina Electric & Gas Company and Santee Cooper (Exhibit 99.2, Form 8-K filed July 28, 2017, File No. 1-3375).

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 21, 2023, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

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
(Diane Leopold, Chief Executive Officer)

DATE: February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February, 2023.

Signature	Title
/s/ Robert M. Blue	Director
Robert M. Blue

/s/ W. Keller Kissam	Director
W. Keller Kissam

/s/ Diane Leopold	Director and Chief Executive Officer
Diane Leopold

/s/ Steven D. Ridge	Senior Vice President and Chief Financial Officer
Steven D. Ridge

/s/ Michele L. Cardiff	Senior Vice President, Controller and Chief Accounting Officer
Michele L. Cardiff