Form 10-Q
period 2023-03-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2023-05-05
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 28, 2023, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
DSM	Demand-side management
ELG Rule	Effluent limitations guidelines for the steam electric power generating category
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
kV	Kilovolt
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
MWh	Megawatt hour
NND Project

V. C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

NOx	Nitrogen oxide
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PSD	Prevention of significant deterioration
Questar Gas	Questar Gas Company, a wholly-owned subsidiary of Dominion Energy
ROE	Return on equity
Santee Cooper	South Carolina Public Service Authority

Abbreviation or Acronym	Definition
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy's acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Summer	V. C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
Virginia Power

The legal entity, Virginia Electric and Power Company, a wholly-owned subsidiary of Dominion Energy, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

Westinghouse	Westinghouse Electric Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	March 31, 2023	December 31, 2022
ASSETS
Utility plant in service	$14,910	$14,688
Accumulated depreciation and amortization	(5,385)	(5,335)
Construction work in progress	504	541
Nuclear fuel, net of accumulated amortization	198	204
Utility plant, net ($711 and $719 related to VIEs)	10,227	10,098
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	27	20
Assets held in trust, nuclear decommissioning	232	223
Nonutility property and investments, net	259	243
Current Assets:
Cash and cash equivalents	3	11
Receivables:
Customer, net of allowance for uncollectible accounts of $6 and $5	345	420
Affiliated and related party	1	2
Other	129	141
Inventories (at average cost):
Fuel	100	98
Gas stored	34	38
Materials and supplies	220	218
Prepayments	71	76
Regulatory assets	687	743
Other current assets(1)	16	49
Current assets held for sale	2	8
Total current assets ($93 and $92 related to VIEs)	1,608	1,804
Deferred Debits and Other Assets:
Regulatory assets	3,236	3,289
Other(1)	284	315
Total deferred debits and other assets ($25 and $23 related to VIEs)	3,520	3,604
Total assets	$15,614	$15,749

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	March 31, 2023	December 31, 2022
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,088	$4,088
Retained earnings	460	418
Accumulated other comprehensive loss	(2)	(2)
Total common equity	4,546	4,504
Noncontrolling interest	167	162
Total equity	4,713	4,666
Long-term debt, net	3,726	3,725
Affiliated long-term debt	230	230
Finance leases	5	6
Total long-term debt	3,961	3,961
Total capitalization	8,674	8,627
Current Liabilities:
Short-term borrowings	277	249
Securities due within one year	4	4
Accounts payable	145	297
Affiliated and related party payables	1,117	871
Customer deposits and customer prepayments	70	79
Taxes accrued	71	236
Interest accrued	68	75
Regulatory liabilities	212	251
Reserves for litigation and regulatory proceedings	88	94
Other	98	115
Total current liabilities	2,150	2,271
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,235	1,230
Asset retirement obligations	635	628
Pension and other postretirement benefits	114	114
Regulatory liabilities	2,708	2,785
Affiliated liabilities	20	19
Other	78	75
Total deferred credits and other liabilities	4,790	4,851
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$15,614	$15,749

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(millions)	2023	2022
Operating Revenue(1)	$759	$849
Operating Expenses:
Fuel used in electric generation	150	174
Purchased power(1)	7	31
Gas purchased for resale	82	105
Other operations and maintenance	115	117
Other operations and maintenance - affiliated suppliers	41	43
Depreciation and amortization	129	125
Other taxes(1)	78	73
Total operating expenses	602	668
Operating income	157	181
Other income, net	10	4
Interest charges, net of AFUDC of $4 and $1(1)	59	52
Income before income tax expense	108	133
Income tax expense	11	26
Net Income and Other Comprehensive Income	97	107
Comprehensive Income Attributable to Noncontrolling Interest	5	4
Comprehensive Income Available to Common Shareholder	$92	$103

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(millions)	2023	2022
Operating Activities
Net income	$97	$107
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	5	44
Depreciation and amortization	129	125
Amortization of nuclear fuel	9	10
Other adjustments	(7)	(8)
Changes in certain assets and liabilities:
Receivables	91	18
Receivables - affiliated and related party	1	8
Inventories	—	3
Prepayments	5	13
Regulatory assets	56	(66)
Regulatory liabilities	(122)	56
Accounts payable	(87)	22
Accounts payable - affiliated and related party	11	(3)
Taxes accrued	(165)	(156)
Interest accrued	(7)	(5)
Pension and other postretirement benefits	—	(4)
Other assets and liabilities	56	(126)
Net cash provided by operating activities	72	38
Investing Activities
Property additions and construction expenditures	(283)	(211)
Proceeds from investments and sales of assets	(8)	2
Purchase of investments	(4)	(1)
Other	1	—
Net cash used in investing activities	(294)	(210)
Financing Activities
Dividend to parent	(50)	(110)
Short-term borrowings, net	28	52
Short-term borrowings - affiliated, net	235	231
Other	1	(1)
Net cash provided by financing activities	214	172
Net decrease in cash, restricted cash and equivalents	(8)	—
Cash, restricted cash and equivalents at beginning of period(1)	11	54
Cash, restricted cash and equivalents at end of period(1)	$3	$54
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(2)
Accrued construction expenditures	$54	$75
(1)
Includes $24 million of restricted cash at both March 31, 2022 and December 31, 2021, recorded within other current assets on the Consolidated Balance Sheets. At March 31, 2023 and December 31, 2022 there were no restricted cash and equivalent balances.
(2)
See Note 10 for noncash investing activities related to the transfer of property associated with the settlement of litigation.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2021	40	$4,016	$335	$(1)	$175	$4,525
Total comprehensive income available to common shareholder			103		4	107
Dividend to parent			(100)		(10)	(110)
March 31, 2022	40	$4,016	$338	$(1)	$169	$4,522

December 31, 2022	40	$4,088	$418	$(2)	$162	$4,666
Total comprehensive income available to common shareholder			92		5	97
Dividend to parent			(50)			(50)
March 31, 2023	40	$4,088	$460	$(2)	$167	$4,713

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in DESC's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Certain amounts in DESC's 2022 Consolidated Financial Statements and Notes have been reclassified to conform to the 2023 presentation for comparative purposes; however, such reclassifications did not affect DESC's net income and other comprehensive income, total assets, liabilities, equity or cash flows.

DESC is a wholly-owned subsidiary of SCANA, which is a wholly-owned subsidiary of Dominion Energy.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Variable Interest Entities

DESC has determined that it has a controlling financial interest in each of GENCO and Fuel Company (which are considered to be VIEs) and, accordingly, DESC's Consolidated Financial Statements include, after eliminating intercompany balances and transactions, the accounts of DESC, GENCO and Fuel Company. See Note 2 to the Consolidated Financial Statements included in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022 for a description of GENCO and Fuel Company.

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

Significant Accounting Policies

There have been no significant changes from Note 2 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 3 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2022.

Electric – Cost of Fuel

DESC's retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In February 2023, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC's proposed adjustment is designed to recover DESC's current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2023, along with a requested decrease to DESC's variable environmental and avoided capacity cost component. The net effect of the proposal is an annual increase of $176 million. In March 2023, DESC, the South Carolina Office of Regulatory Staff and another party of record filed a stipulation with the South Carolina Commission for approval to reduce the base fuel cost component reflecting a subsequent decrease in current fuel prices, resulting in a net annual increase of $121 million. In April 2023, the South Carolina Commission voted to approve the stipulation, with rates effective May 2023.

Electric Transmission Project

In March 2023, DESC filed an application with the South Carolina Commission requesting approval to construct and operate 19 miles of 230 kV transmission lines, a substation and associated facilities in Jasper County, South Carolina estimated to cost approximately $55 million. This matter is pending.

Electric – Other

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2023, DESC filed an application with the South Carolina Commission seeking approval to recover $46 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2023. In April 2023, the South Carolina Commission approved the request, effective with the first billing cycle of May 2023.

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In February 2023, DESC requested that the South Carolina Commission approve an adjustment to this rider to increase annual revenue by $24 million. In April 2023, the South Carolina Commission approved the request.

Natural Gas Base Rate Case

In March 2023, DESC filed its natural gas base rate case and schedules with the South Carolina Commission. DESC proposed a non-fuel, base rate increase of $19 million effective October 2023. The base rate increase was proposed to recover significant investment in distribution infrastructure for the benefit of customers. The proposed rates would provide for an ROE of 10.38% compared to the currently authorized ROE of 10.25%. In addition, DESC elected to continue applicability of the Natural Gas Rate Stabilization Act, which allows for the adjustment of natural gas base rates annually, to its future rates and charges. This matter is pending.

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

	March 31,	December 31,
(millions)	2023	2022
Regulatory assets:
NND Project costs(1)	$138	$138
Deferred employee benefit plan costs(2)	11	4
Other unrecovered plant(3)	18	17
DSM programs(4)	20	21
Cost of fuel and purchased gas under-collections(5)	441	508
Other	59	55
Regulatory assets - current	687	743
NND Project costs(1)	2,053	2,088
AROs(6)	375	381
Deferred employee benefit plan costs(2)	151	161
Interest rate hedges(7)	169	169
Other unrecovered plant(3)	54	58
DSM programs(4)	40	41
Environmental remediation costs(8)	37	37
Deferred storm damage costs(9)	42	43
Deferred transmission operating costs(10)	75	75
Derivatives(11)	106	105
Other(12)	134	131
Regulatory assets - noncurrent	3,236	3,289
Total regulatory assets	$3,923	$4,032
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	34	34
Reserve for refunds to electric utility customers(15)	95	100
Derivatives(11)	10	43
Other	6	7
Regulatory liabilities - current	212	251
Monetization of guaranty settlement(13)	686	702
Income taxes refundable through future rates(14)	864	871
Asset removal costs(16)	603	596
Reserve for refunds to electric utility customers(15)	298	325
Derivatives(11)	244	276
Other	13	15
Regulatory liabilities - noncurrent	2,708	2,785
Total regulatory liabilities	$2,920	$3,036

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
(10)
Includes deferred depreciation and property taxes associated with certain transmission assets for which DESC expects recovery from customers through future rates over approximately 42 years pursuant to the settlement agreement approved in DESC’s retail electric base rate case. Unamortized amounts are included in rate base and earning a current return. See Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
(14)
Includes (i) excess deferred income taxes arising from the remeasurement of deferred income taxes in connection with the enactment of the 2017 Tax Reform Act (certain of which are protected under normalization rules and will be amortized over the remaining lives of related property, and certain of which will be amortized to the benefit of customers over prescribed periods as instructed by regulators) and (ii) deferred income taxes arising from investment tax credits, offset by (iii) deferred income taxes that arise from utility operations that have not been included in customer rates (a portion of which relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to 85 years). See Note 7 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
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

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

Three Months Ended March 31,	2023		2022
(millions)	Electric	Gas	Electric	Gas
Customer class:
Residential	$262	$109	$300	$109
Commercial	187	42	201	48
Industrial	91	22	108	31
Other	36	4	38	6
Revenues from contracts with customers	576	177	647	194
Other revenues	6	—	8	—
Total Operating Revenues	$582	$177	$655	$194

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $7 million and $12 million at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, DESC recognized revenue of $7 million and $4 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	March 31, 2023	December 31, 2022
Beginning balance	$9	$11
Amortization	—	(2)
Ending balance	$9	$9

4. EQUITY

For all periods presented, DESC's authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC's authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

There have been no material changes to the dividend restrictions affecting DESC described in Note 5 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022.

5. LONG-TERM AND SHORT-TERM DEBT

DESC’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility, which can be used for working capital, as support for the combined commercial paper programs of DESC, Dominion Energy, Virginia Power and Questar Gas, and for other general corporate purposes. Other than the items discussed below, there have been no significant changes from Note 6 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2022.

At March 31, 2023, DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, was as follows:

(millions)	Maximum Facility Sub-Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$277	$—

(1)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At March 31, 2023, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from DESC's parent or from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

In March 2023, FERC granted DESC authority through March 2025 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. In addition, in March 2023, FERC granted GENCO authority through March 2025 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less.

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $200 million and $400 million, respectively. At March 31, 2023 and December 31, 2022, DESC, GENCO and Fuel Company collectively had borrowings outstanding under these agreements totaling $1.0 billion and $769 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the three months ended March 31, 2023 and 2022, interest charges associated with these agreements were $13 million and $2 million, respectively.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2023.

6. INCOME TAXES

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Three Months Ended March 31,	2023	2022
U.S. statutory rate	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.1	4.0
Reversal of excess deferred income taxes	(4.7)	(5.3)
Allowance for equity funds used during construction	—	(0.2)
Settlements of uncertain tax positions	(9.9)	—
Other, net	(0.1)	—
Effective tax rate	10.4%	19.5%

As of March 31, 2023, DESC’s effective tax rate reflects an income tax benefit of $11 million from the effective settlement of a position that management believed was reasonably possible to occur. Otherwise, there have been no material changes in DESC’s unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of these unrecognized tax benefits.

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives, and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2023 and December 31, 2022, DESC would have been required to post $3 million and $1 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. DESC had posted $1 million of collateral at both March 31, 2023 and December 31, 2022 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of March 31, 2023 and December 31, 2022 was $4 million and $2 million, respectively, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid. DESC’s commodity derivative assets are not subject to a master netting agreement or similar arrangement.

	March 31, 2023				December 31, 2022
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Interest rate contracts:
Over-the-counter	$—	$—	$—	$—	$1	$—	$—	$1
Total derivatives	$—	$—	$—	$—	$1	$—	$—	$1

	March 31, 2023				December 31, 2022
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$4	$—	$1	$3	$2	$—	$1	$1
Total derivatives	$4	$—	$1	$3	$2	$—	$1	$1

Volumes

The following table presents the volume of derivative activity at March 31, 2023. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Electricity (MWh in millions):
Fixed price	2	24
Interest rate(1)(in millions)	$—	$71
(1)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At March 31, 2023
ASSETS
Current Assets
Commodity	$—	$8	$8
Total current derivative assets(1)	—	8	8
Noncurrent Assets
Commodity	—	180	180
Total noncurrent derivative assets(2)	—	180	180
Total derivative assets	$—	$188	$188
LIABILITIES
Noncurrent Liabilities
Interest rate	3	1	4
Total noncurrent derivative liabilities(3)	3	1	4
Total derivative liabilities	$3	$1	$4
At December 31, 2022
ASSETS
Current Assets
Commodity	$—	$41	$41
Total current derivative assets(1)	—	41	41
Noncurrent Assets
Commodity	—	210	210
Interest rate	—	1	1
Total noncurrent derivative assets(2)	—	211	211
Total derivative assets	$—	$252	$252
LIABILITIES
Noncurrent Liabilities
Interest rate	2	—	2
Total noncurrent derivative liabilities(3)	2	—	2
Total derivative liabilities	$2	$—	$2

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

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended March 31,	2023	2022
Derivative type and location of gains (losses):
Interest rate	$(1)	$5
Total	$(1)	$5

(1)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

Derivatives Not Designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended March 31,	2023	2022
Derivative type and location of gains (losses):
Commodity contracts:
Purchased power	$1	$3
Interest rate contracts:
Interest charges	—	(1)
Total	$1	$2

(1)
Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

8. FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

DESC’s fair value measurements are made in accordance with the policies discussed in Note 2 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022. See Note 7 in this report for further information about DESC’s derivatives and hedge accounting activities.

The following table presents DESC’s quantitative information about Level 3 fair value measurements at March 31, 2023. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical forwards:
Electricity	$188	Discounted cash flow	Market price (per MWh)	(2)	18-106	48
Total assets	$188

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

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At March 31, 2023
Assets
Commodity	$—	$—	$188	$188
Total assets	$—	$—	$188	$188
Liabilities
Interest rate	$—	$4	$—	$4
Total liabilities	$—	$4	$—	$4
At December 31, 2022
Assets
Commodity	$—	$—	$251	$251
Interest rate	—	1	—	1
Total assets	$—	$1	$251	$252
Liabilities
Interest rate	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2

The following table presents the net change in DESC's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended
	March 31,
	2023	2022
(millions)
Beginning balance	$251	$148
Total realized and unrealized gains:
Included in earnings:
Purchased power	1	3
Included in regulatory assets/liabilities	(63)	77
Settlements	(1)	(3)
Transfers out of Level 3	—	—
Ending balance	$188	$225

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three months ended March 31, 2023 and 2022.

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

	March 31, 2023		December 31, 2022
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,726	$3,771	$3,725	$3,614
Affiliated long-term debt	230	230	230	230

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

9. EMPLOYEE BENEFIT PLANS

In DESC’s Consolidated Statements of Comprehensive Income, the service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense with the non-service cost components reflected in other income. Components of net periodic benefit cost (credit) recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2023	2022	2023	2022
Service cost	$2	$2	$—	$—
Interest cost	8	5	2	2
Expected return on assets	(8)	(12)	—	—
Amortization of actuarial losses	3	—	(1)	—
Net periodic benefit cost (credit)	$5	$(5)	$1	$2

During the three months ended March 31, 2023, DESC made no contributions to its pension trust and does not expect to make any such contributions in 2023. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 with a remaining estimated cost of $21 million. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of March 31, 2023, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $38 million and are included in regulatory assets.

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

Claims and Litigation

The following describes certain legal proceedings involving DESC relating primarily to events occurring before closing of the SCANA Combination. In addition, certain legal matters which have been resolved are discussed in Note 12 to the Consolidated

Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022 include reserves of $88 million and $94 million, respectively, and insurance receivables of $72 million and $68 million, respectively, included within other receivables. These balances at March 31, 2023 and December 31, 2022 include $72 million and $68 million, respectively, of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which are currently pending. During both the three months ended March 31, 2023 and March 31, 2022, no charges were included in DESC’s Consolidated Statements of Comprehensive Income.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in other income, net in DESC's Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023. The remaining utility property transfer is expected to be completed by early 2024 and result in a gain of approximately $10 million upon completion.

Nuclear Operations

Nuclear Insurance

There have been no significant changes regarding DESC’s nuclear insurance as described in Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022.

11. OPERATING SEGMENTS

The Corporate and Other segment includes specific items attributable to DESC’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

In the three months ended March 31, 2023 and 2022, DESC reported an insignificant amount of specific items in the Corporate and Other segment.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended March 31, 2023
Dominion Energy South Carolina	$759	$86
Corporate and Other	—	6
Consolidated total	$759	$92

Three Months Ended March 31, 2022
Dominion Energy South Carolina	$849	$104
Corporate and Other	—	(1)
Consolidated total	$849	$103

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

	Three Months Ended March 31,
(millions)	2023	2022
Direct and allocated costs from DES(1)	$57	$55
Operating Revenues - Electric from sales to affiliate	1	1
Operating Expenses - Other taxes from affiliate	3	3
Purchases of electricity from solar affiliates	2	2

(1)
Includes capitalized expenditures of $16 million and $12 million for the three months ended March 31, 2023 and 2022, respectively.

(millions)	March 31, 2023	December 31, 2022
Payable to Dominion Energy	$3	$1
Payable to DES	23	22
Payable to SCANA Corporation	7	7
Payable to Public Service Company of North Carolina, Incorporated	11	12
Payable to solar affiliates	1	—
Derivative assets with affiliates(1)	37	51

(1)
Includes amounts recorded in other current assets of $1 million and $8 million as of March 31, 2023 and December 31, 2022, respectively, and amounts recorded in other deferred debits and other assets of $36 million and $43 million as of March 31, 2023 and December 31, 2022, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME, NET

Components of other income, net are as follows:

	Three Months Ended March 31,
(millions)	2023	2022
Other income	$2	$2
Other expense	(2)	1
Gains on sales of assets(1)	10	—
Allowance for equity funds used during construction	—	1
Other income, net	$10	$4

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Results of Operations

Presented below is a summary of DESC’s results:

	First Quarter
(millions)	2023	2022	$ Change
Net income	$97	$107	$(10)

Overview

First Quarter 2023 vs. 2022

Net income decreased 9%, primarily due to a decrease in sales to electric utility customers attributable to weather.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	First Quarter
(millions)	2023	2022	$ Change
Operating revenues	$759	$849	$(90)
Fuel used in electric generation	150	174	(24)
Purchased power	7	31	(24)
Gas purchased for resale	82	105	(23)
Other operations and maintenance	156	160	(4)
Depreciation and amortization	129	125	4
Other taxes	78	73	5
Other income, net	10	4	6
Interest charges	59	52	7
Income tax expense	11	26	(15)

An analysis of DESC’s results of operations follows:

First Quarter 2023 vs. 2022

Operating revenues decreased 11%, primarily reflecting:

•
A $66 million decrease in fuel-related revenue as a result of a decrease in commodity costs and purchased power costs associated with sales to electric utility retail customers ($43 million) and gas utility customers ($23 million);
•
A $26 million decrease in sales to electric utility retail customers from a decrease in heating degree days during the heating season; and
•
A $9 million decrease from electric utility customers who previously elected to pay market based or other negotiated rates; partially offset by
•
A $6 million increase associated with increased infrastructure cost recovery under the Natural Gas Rate Stabilization Act; and
•
A $6 million increase in sales to electric utility retail customers associated with growth.

Fuel used in electric generation decreased 14%, primarily due to decreased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Purchased power decreased 77%, primarily due to a decrease in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale decreased 22%, primarily due to a decrease in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 3%, primarily due to a decrease in outside services.

Other income, net increased $6 million, primarily due to a gain on the transfer of certain utility property.

Interest charges increased 13%, primarily due to higher interest rates on intercompany borrowings and commercial paper borrowings.

Income tax expense decreased 58%, primarily due to a benefit associated with the effective settlement of an uncertain tax position.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which DESC is a party, which information is incorporated herein by reference:

•
Notes 3 and 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022.
•
Notes 2 and 10 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

DESC’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these risk factors have been identified in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in DESC's Annual Report on Form 10-K for the year ended December 31, 2022. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 5, 2023, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: May 5, 2023		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer