Form 10-Q
period 2023-06-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2023-08-04
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 28, 2023, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	June 30, 2023	December 31, 2022
ASSETS
Utility plant in service	$15,034	$14,688
Accumulated depreciation and amortization	(5,435)	(5,335)
Construction work in progress	536	541
Nuclear fuel, net of accumulated amortization	195	204
Utility plant, net ($707 and $719 related to VIEs)	10,330	10,098
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	27	20
Assets held in trust, nuclear decommissioning	237	223
Nonutility property and investments, net	264	243
Current Assets:
Cash and cash equivalents	1	11
Receivables:
Customer, net of allowance for uncollectible accounts of $5 at both periods	361	420
Affiliated and related party	—	2
Other	127	141
Inventories (at average cost):
Fuel	98	98
Gas stored	33	38
Materials and supplies	232	218
Prepayments	114	76
Regulatory assets	667	743
Other current assets(1)	21	49
Current assets held for sale	—	8
Total current assets ($91 and $92 related to VIEs)	1,654	1,804
Deferred Debits and Other Assets:
Regulatory assets	3,201	3,289
Other(1)	260	315
Total deferred debits and other assets ($27 and $23 related to VIEs)	3,461	3,604
Total assets	$15,709	$15,749

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	June 30, 2023	December 31, 2022
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,088	$4,088
Retained earnings	486	418
Accumulated other comprehensive loss	(2)	(2)
Total common equity	4,572	4,504
Noncontrolling interest	172	162
Total equity	4,744	4,666
Long-term debt, net	3,726	3,725
Affiliated long-term debt	—	230
Finance leases	5	6
Total long-term debt	3,731	3,961
Total capitalization	8,475	8,627
Current Liabilities:
Short-term borrowings	303	249
Securities due within one year	3	4
Accounts payable	148	297
Affiliated and related party payables	1,362	871
Customer deposits and customer prepayments	73	79
Taxes accrued	129	236
Interest accrued	74	75
Regulatory liabilities	208	251
Reserves for litigation and regulatory proceedings	66	94
Other	96	115
Total current liabilities	2,462	2,271
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,247	1,230
Asset retirement obligations	685	628
Pension and other postretirement benefits	114	114
Regulatory liabilities	2,630	2,785
Affiliated liabilities	22	19
Other	74	75
Total deferred credits and other liabilities	4,772	4,851
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$15,709	$15,749

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2023	2022	2023	2022
Operating Revenue(1)	$704	$909	$1,463	$1,758
Operating Expenses:
Fuel used in electric generation	135	254	285	428
Purchased power(1)	29	27	36	58
Gas purchased for resale	45	89	127	194
Other operations and maintenance	100	109	215	226
Other operations and maintenance - affiliated suppliers	42	39	83	82
Impairment of assets and other charges	—	4	—	4
Depreciation and amortization	131	126	260	251
Other taxes(1)	74	71	152	144
Total operating expenses	556	719	1,158	1,387
Operating income	148	190	305	371
Other income, net	18	20	28	24
Interest charges, net of AFUDC of $5, $1, $9 and $2(1)	63	53	122	105
Income before income tax expense	103	157	211	290
Income tax expense	22	31	33	57
Net Income and Other Comprehensive Income	81	126	178	233
Comprehensive Income Attributable to Noncontrolling Interest	5	7	10	11
Comprehensive Income Available to Common Shareholder	$76	$119	$168	$222

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(millions)	2023	2022
Operating Activities
Net income	$178	$233
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets and other charges	—	4
Deferred income taxes, net	17	102
Depreciation and amortization	260	251
Amortization of nuclear fuel	14	19
Gains on sale of assets	(31)	(16)
Other adjustments	4	4
Changes in certain assets and liabilities:
Receivables	73	(29)
Receivables - affiliated and related party	2	13
Inventories	(9)	(30)
Prepayments	(38)	(23)
Regulatory assets	109	(178)
Regulatory liabilities	(209)	36
Accounts payable	(73)	66
Accounts payable - affiliated and related party	(14)	63
Taxes accrued	(107)	(99)
Interest accrued	(1)	(1)
Pension and other postretirement benefits	—	(6)
Other assets and liabilities	89	(196)
Net cash provided by operating activities	264	213
Investing Activities
Property additions and construction expenditures	(487)	(346)
Proceeds from investments and sales of assets	(14)	9
Purchase of investments	(4)	(1)
Other	3	1
Net cash used in investing activities	(502)	(337)
Financing Activities
Dividend to parent	(100)	(218)
Short-term borrowings, net	54	190
Short-term borrowings - affiliated, net	275	146
Other	(1)	(2)
Net cash provided by financing activities	228	116
Net decrease in cash, restricted cash and equivalents	(10)	(8)
Cash, restricted cash and equivalents at beginning of period(1)	11	54
Cash, restricted cash and equivalents at end of period(1)	$1	$46
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(2)
Accrued construction expenditures	$29	$98
Operating leases	—	3
(1)
Includes $24 million of restricted cash at December 31, 2021, recorded within other current assets on the Consolidated Balance Sheets. At June 30, 2023, June 30, 2022 and December 31, 2022 there were no restricted cash and equivalent balances.
(2)
See Note 10 for noncash investing activities related to the transfer of property associated with the settlement of litigation.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
March 31, 2022	40	$4,016	$338	$(1)	$169	$4,522
Total comprehensive income available to common shareholder			119		7	126
Capital contribution from parent		72				72
Dividend to parent			(100)		(8)	(108)
June 30, 2022	40	$4,088	$357	$(1)	$168	$4,612

March 31, 2023	40	$4,088	$460	$(2)	$167	$4,713
Total comprehensive income available to common shareholder			76		5	81
Dividend to parent			(50)			(50)
June 30, 2023	40	$4,088	$486	$(2)	$172	$4,744

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2021	40	$4,016	$335	$(1)	$175	$4,525
Total comprehensive income available to common shareholder			222		11	233
Capital contribution from parent		72				72
Dividend to parent			(200)		(18)	(218)
June 30, 2022	40	$4,088	$357	$(1)	$168	$4,612

December 31, 2022	40	$4,088	$418	$(2)	$162	$4,666
Total comprehensive income available to common shareholder			168		10	178
Dividend to parent			(100)			(100)
June 30, 2023	40	$4,088	$486	$(2)	$172	$4,744

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

Significant Accounting Policies

There have been no significant changes from Note 2 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2022, except as follows.

Asset Retirement Obligations

In the second quarter of 2023, DESC revised its estimated cash flow projections for AROs associated with certain previously retired coal-fired generating units. As a result, DESC recorded a $43 million increase to AROs with a corresponding increase to regulatory assets.

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

Electric Transmission Project

In March 2023, DESC filed an application with the South Carolina Commission requesting approval to construct and operate 19 miles of 230 kV transmission lines, a substation and associated facilities in Jasper County, South Carolina estimated to cost approximately $55 million. In July 2023, the South Carolina Commission voted to approve the request.

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

	June 30,	December 31,
(millions)	2023	2022
Regulatory assets:
NND Project costs(1)	$138	$138
AROs(2)	44	8
Deferred employee benefit plan costs(3)	11	4
Other unrecovered plant(4)	18	17
DSM programs(5)	20	21
Cost of fuel and purchased gas under-collections(6)	375	508
Other	61	47
Regulatory assets - current	667	743
NND Project costs(1)	2,018	2,088
AROs(2)	384	381
Deferred employee benefit plan costs(3)	148	161
Interest rate hedges(7)	169	169
Other unrecovered plant(4)	51	58
DSM programs(5)	42	41
Environmental remediation costs(8)	37	37
Deferred storm damage costs(9)	41	43
Deferred transmission operating costs(10)	74	75
Derivatives(11)	104	105
Other(12)	133	131
Regulatory assets - noncurrent	3,201	3,289
Total regulatory assets	$3,868	$4,032
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	34	34
Reserve for refunds to electric utility customers(15)	92	100
Derivatives(11)	15	43
Other	—	7
Regulatory liabilities - current	208	251
Monetization of guaranty settlement(13)	669	702
Income taxes refundable through future rates(14)	858	871
Asset removal costs(16)	607	596
Reserve for refunds to electric utility customers(15)	274	325
Derivatives(11)	218	276
Other	4	15
Regulatory liabilities - noncurrent	2,630	2,785
Total regulatory liabilities	$2,838	$3,036

(1)
Reflects expenditures associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from electric service customers over a 20-year period ending in 2039.
(2)
Represents uncollected costs, including deferred depreciation and accretion expense, related to legal obligations associated with the future retirement of generation, transmission and distribution properties. The AROs primarily relate to DESC’s electric generating facilities, including Summer, and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 105 years.
(3)
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
(4)
Represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. DESC is amortizing these amounts through cost of service rates following depreciation amounts that were designed to recover the retired units cost over their previous estimated remaining useful lives, which has been estimated to be through 2025. Based on current projections of remaining decommissioning costs, projected recovery is expected to extend through 2033. In addition, amounts include unrecovered costs of existing meters and equipment retired from service prior to being fully depreciated as part of the Advanced Metering Infrastructure project, which are being recovered through rates through 2028. This amount also includes certain inventory and preliminary survey and investigation charges being amortized over five years related to the transition or conversion from coal to gas fired generation at certain facilities.
(5)
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

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Quarter-to-Date June 30, 2023		Quarter-to-Date June 30, 2022		Year-to-Date June 30, 2023		Year-to-Date June 30, 2022
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$266	$43	$332	$45	$528	$152	$632	$154
Commercial	208	25	245	35	395	67	446	83
Industrial	97	15	135	43	188	37	243	74
Other	34	6	62	6	73	10	100	12
Revenues from contracts with customers	605	89	774	129	1,184	266	1,421	323
Other revenues	9	1	6	—	12	1	14	—
Total Operating Revenues	$614	$90	$780	$129	$1,196	$267	$1,435	$323

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $7 million and $12 million at June 30, 2023 and December 31,

2022, respectively. During the six months ended June 30, 2023 and 2022, DESC recognized revenue of $8 million and $4 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	June 30, 2023	December 31, 2022
Beginning balance	$9	$11
Amortization	—	(2)
Ending balance	$9	$9

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

At June 30, 2023, DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, was as follows:

(millions)	Maximum Facility Sub-Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$303	$—

(1)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At June 30, 2023, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

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

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $200 million and $400 million, respectively. At June 30, 2023 and December 31, 2022, DESC, GENCO and Fuel Company collectively had borrowings outstanding under these agreements totaling $1.0 billion and $769 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. Interest charges associated with these agreements were $15 million and $3 million for the three months ended June 30, 2023 and 2022, respectively, and $28 million and $5 million for the six months ended June 30, 2023 and 2022, respectively.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2023.

6. INCOME TAXES

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Six Months Ended June 30,	2023	2022
U.S. statutory rate	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.1	4.0
Reversal of excess deferred income taxes	(4.0)	(5.0)
Allowance for equity funds used during construction	—	(0.2)
Settlements of uncertain tax positions	(5.0)	—
Other, net	(0.1)	—
Effective tax rate	16.0%	19.8%

As of June 30, 2023, DESC’s effective tax rate reflects an income tax benefit of $11 million from the effective settlement of a position that management believed was reasonably possible to occur. Otherwise, there have been no material changes in DESC’s unrecognized tax benefits. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of these unrecognized tax benefits.

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives, and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2023 and December 31, 2022, DESC would have been required to post $2 million and $1 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. DESC had posted $1 million of collateral at both June 30, 2023 and December 31, 2022 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of June 30, 2023 and December 31, 2022 was $3 million and $2 million, respectively, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid. DESC’s commodity derivative assets are not subject to a master netting agreement or similar arrangement.

	June 30, 2023				December 31, 2022
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Interest rate contracts:
Over-the-counter	$—	$—	$—	$—	$1	$—	$—	$1
Total derivatives	$—	$—	$—	$—	$1	$—	$—	$1

	June 30, 2023				December 31, 2022
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$3	$—	$1	$2	$2	$—	$1	$1
Total derivatives	$3	$—	$1	$2	$2	$—	$1	$1

Volumes

The following table presents the volume of derivative activity at June 30, 2023. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Electricity (MWh in millions):
Fixed price	2	23
Interest rate(1)(in millions)	$—	$71

(1)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At June 30, 2023
ASSETS
Current Assets
Commodity	$—	$12	$12
Total current derivative assets(1)	—	12	12
Noncurrent Assets
Commodity	—	155	155
Total noncurrent derivative assets(2)	—	155	155
Total derivative assets	$—	$167	$167
LIABILITIES
Noncurrent Liabilities
Interest rate	—	3	3
Total noncurrent derivative liabilities(3)	—	3	3
Total derivative liabilities	$—	$3	$3
At December 31, 2022
ASSETS
Current Assets
Commodity	$—	$41	$41
Total current derivative assets(1)	—	41	41
Noncurrent Assets
Commodity	—	210	210
Interest rate	—	1	1
Total noncurrent derivative assets(2)	—	211	211
Total derivative assets	$—	$252	$252
LIABILITIES
Noncurrent Liabilities
Interest rate	2	—	2
Total noncurrent derivative liabilities(3)	2	—	2
Total derivative liabilities	$2	$—	$2

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

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended June 30,	2023	2022
Derivative type and location of gains (losses):
Interest rate	$1	$3
Total	$1	$3
Six Months Ended June 30,
Derivative type and location of gains (losses):
Interest rate	$—	$8
Total	$—	$8

(1)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

Derivatives Not Designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended June 30,	2023	2022
Derivative type and location of gains (losses):
Commodity contracts:
Purchased power	$(1)	$15
Interest rate contracts:
Interest charges	(1)	—
Total	$(2)	$15
Six Months Ended June 30,
Derivative type and location of gains (losses):
Commodity contracts:
Purchased power	$—	$18
Interest rate contracts:
Interest charges	(1)	(1)
Total	$(1)	$17

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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at June 30, 2023. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical forwards:
Electricity	$167	Discounted cash flow	Market price (per MWh)	(2)	25-98	47
Total assets	$167

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

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At June 30, 2023
Assets
Commodity	$—	$—	$167	$167
Total assets	$—	$—	$167	$167
Liabilities
Interest rate	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3
At December 31, 2022
Assets
Commodity	$—	$—	$251	$251
Interest rate	—	1	—	1
Total assets	$—	$1	$251	$252
Liabilities
Interest rate	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2

The following table presents the net change in DESC's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(millions)
Beginning balance	$188	$225	$251	$148
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	(1)	15	—	18
Included in regulatory assets/liabilities	(21)	70	(84)	147
Settlements	1	(15)	—	(18)
Ending balance	$167	$295	$167	$295

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2023 and 2022.

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

	June 30, 2023		December 31, 2022
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,726	$3,645	$3,725	$3,614
Affiliated long-term debt(3)	230	230	230	230

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions presented in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium.
(3)
Carrying amount includes current portions presented in affiliated and related party payables.

9. EMPLOYEE BENEFIT PLANS

In DESC’s Consolidated Statements of Comprehensive Income, the service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense with the non-service cost components reflected in other income. Components of net periodic benefit cost (credit) recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2023	2022	2023	2022
Service cost	$2	$2	$1	$1
Interest cost	8	6	2	1
Expected return on assets	(9)	(13)	—	—
Amortization of actuarial losses	3	—	(1)	—
Net periodic benefit cost (credit)	$4	$(5)	$2	$2
Six Months Ended June 30,
Service cost	$4	$4	$1	$1
Interest cost	16	11	4	3
Expected return on assets	(17)	(25)	—	—
Amortization of actuarial losses	6	—	(2)	—
Net periodic benefit cost (credit)	$9	$(10)	$3	$4

During the three and six months ended June 30, 2023, DESC made no contributions to its pension trust and does not expect to make any such contributions in 2023. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

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

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. The ACE Rule regulated GHG emissions from existing coal-fired power plants pursuant to Section 111(d) of the CAA and required states to develop plans by July 2022 establishing unit-specific performance standards for existing coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE Rule and remanded it to the EPA. This decision would take effect upon issuance of the court’s mandate. In March 2021, the court issued a partial mandate vacating and remanding all parts of the ACE Rule except for the portion of the ACE Rule that repealed the Clean Power Plan. In October 2021, the U.S. Supreme Court agreed to hear a challenge of the U.S. Court of Appeals for the D.C. Circuit’s decision on the ACE Rule. In June 2022, the U.S. Supreme Court reversed the D.C. Circuit’s decision on the ACE Rule and remanded the case back to the D.C. Circuit. In May 2023, the EPA proposed to repeal the ACE Rule as part of a package of proposed rules addressing CO2 emissions from new and existing fossil fuel-fired electric generating units. Until the EPA takes final action on this proposed rulemaking, DESC cannot predict an impact to its operations, financial condition and/or cash flows.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 with a remaining estimated cost of $20 million. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of June 30, 2023, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $38 million and are included in regulatory assets.

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

In December 2016, legislation was enacted that creates a framework for EPA-approved state CCR permit programs. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. In March 2018, the EPA proposed certain changes to the CCR rule related to issues remanded as part of the pending litigation and other issues the EPA is reconsidering. Several of the proposed changes would allow states with approved CCR permit programs additional flexibility in implementing their programs. In July 2018, the EPA promulgated the first phase of changes to the CCR rule. In August 2018, the U.S. Court of Appeals for the D.C. Circuit issued its decision in the pending challenges of the CCR rule, vacating and remanding to the EPA three provisions of the rule. Until this matter is resolved and all phases of the CCR rule are promulgated, DESC is unable to precisely estimate potential incremental impacts or costs related to existing coal ash sites in connection with future implementation of the final CCR rule. In May 2023, the EPA released a proposed rule addressing one of the previously remanded provisions of the CCR rule to regulate inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. Until the EPA ultimately takes final action on this rulemaking, DESC is unable to predict whether or to what extent the new rules will ultimately require additional controls. While such amounts may be material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts.

Claims and Litigation

The following describes certain legal proceedings involving DESC relating primarily to events occurring before closing of the SCANA Combination. In addition, certain legal matters which have been resolved are discussed in Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022 include reserves of $66 million and $94 million, respectively, and insurance receivables of $72 million and $68 million, respectively, included within other receivables. These balances at June 30, 2023 and December 31, 2022 include $62 million and $68 million, respectively, of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which are currently pending. During both the three and six months ended June 30, 2023 and 2022, charges included in DESC’s Consolidated Statements of Comprehensive Income were inconsequential.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in other income, net in DESC's Consolidated Statements of Comprehensive Income for the six months ended June 30, 2023. In June 2023, DESC transferred the remaining utility property with a fair value of $11 million to the SCDOR resulting in a gain of $11 million ($8 million after-tax), recorded in other income, net in DESC's Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023. In July 2023, DESC made a less than $1 million cash payment to the SCDOR to fully satisfy its remaining obligation, including applicable interest, under the settlement agreement.

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

In the six months ended June 30, 2023, DESC reported after-tax net income of $19 million in the Corporate and Other segment, including $21 million of after-tax net income for specific items all of which was attributable to its operating segment. In the six months ended June 30, 2022, DESC reported an insignificant amount of specific items in the Corporate and Other segment.

The net income for specific items attributable to DESC’s operating segment in 2023 primarily related to a $31 million ($23 million after-tax) benefit related to real estate transactions, including gains on the transfer of property to satisfy litigation associated with the NND Project.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended June 30, 2023
Dominion Energy South Carolina	$704	$63
Corporate and Other	—	13
Consolidated Total	$704	$76

Three Months Ended June 30, 2022
Dominion Energy South Carolina	$909	$119
Corporate and Other	—	—
Consolidated Total	$909	$119

Six Months Ended June 30, 2023
Dominion Energy South Carolina	$1,463	$149
Corporate and Other	—	19
Consolidated total	$1,463	$168

Six Months Ended June 30, 2022
Dominion Energy South Carolina	$1,758	$223
Corporate and Other	—	(1)
Consolidated total	$1,758	$222

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

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2023	2022	2023	2022
Direct and allocated costs from DES(1)	$55	$51	$112	$106
Operating Revenues - Electric from sales to affiliate	1	1	2	2
Operating Expenses - Other taxes from affiliate	2	2	5	5
Purchases of electricity from solar affiliates	4	5	6	7

(1)
Includes capitalized expenditures of $13 million and $12 million for the three months ended June 30, 2023 and 2022, respectively and $29 million and $24 million for the six months ended June 30, 2023 and 2022.

(millions)	June 30, 2023	December 31, 2022
Payable to Dominion Energy	$1	$1
Payable to DES	17	22
Payable to SCANA Corporation	7	7
Payable to Public Service Company of North Carolina, Incorporated	7	12
Payable to solar affiliates	2	—
Derivative assets with affiliates(1)	33	51

(1)
Includes amounts recorded in other current assets of $2 million and $8 million as of June 30, 2023 and December 31, 2022, respectively, and amounts recorded in other deferred debits and other assets of $31 million and $43 million as of June 30, 2023 and December 31, 2022, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME, NET

Components of other income, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2023	2022	2023	2022
Other income	$1	$1	$3	$3
Other expense	(5)	—	(7)	1
Gains on sales of assets(1)	22	17	32	17
Allowance for equity funds used during construction	—	2	—	3
Other income, net	$18	$20	$28	$24

(1) Includes amounts recognized in connection with the transfer of property to satisfy litigation. See Note 10 for additional information.

In the second quarter of 2023, DESC completed the sale of certain utility property in South Carolina, as approved by the South Carolina Commission in February 2023, for total cash consideration of $11 million. In connection with the sale, DESC recognized a gain of $11 million ($8 million after-tax) for the three and six months ended June 30, 2023.

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

Results of Operations

Presented below is a summary of DESC’s results:

	Second Quarter			Year-To-Date
(millions)	2023	2022	$ Change	2023	2022	$ Change
Net income	$81	$126	$(45)	$178	$233	$(55)

Overview

Second Quarter 2023 vs. 2022

Net income decreased 36%, primarily due to a decrease in sales to electric utility customers attributable to weather.

Year-To-Date 2023 vs. 2022

Net income decreased 24%, primarily due to a decrease in sales to electric utility customers attributable to weather.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Second Quarter			Year-To-Date
(millions)	2023	2022	$ Change	2023	2022	$ Change
Operating revenues	$704	$909	$(205)	$1,463	$1,758	$(295)
Fuel used in electric generation	135	254	(119)	285	428	(143)
Purchased power	29	27	2	36	58	(22)
Gas purchased for resale	45	89	(44)	127	194	(67)
Other operations and maintenance	142	148	(6)	298	308	(10)
Impairment of assets and other charges	—	4	(4)	—	4	(4)
Depreciation and amortization	131	126	5	260	251	9
Other taxes	74	71	3	152	144	8
Other income, net	18	20	(2)	28	24	4
Interest charges	63	53	10	122	105	17
Income tax expense	22	31	(9)	33	57	(24)

An analysis of DESC’s results of operations follows:

Second Quarter 2023 vs. 2022

Operating revenues decreased 23%, primarily reflecting:

•
A $148 million decrease in fuel-related revenue as a result of a decrease in commodity costs and purchased power costs associated with sales to electric utility retail customers ($104 million) and gas utility customers ($44 million);
•
A $34 million decrease in sales to electric utility retail customers from a decrease in cooling degree days during the cooling season;
•
A $14 million decrease from electric utility customers who previously elected to pay market based or other negotiated rates; and
•
A $12 million decrease in the fuel cost component of off-system sales; partially offset by
•
A $6 million increase in sales to electric utility retail customers associated with growth.

Fuel used in electric generation decreased 47%, primarily due to decreased fuel costs associated with electric utility retail customers ($106 million) and a decrease in fuel costs associated with off-system sales ($12 million), which are offset in operating revenue and do not impact net income.

Gas purchased for resale decreased 49%, primarily due to a decrease in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 4%, primarily due to a decrease in outside services ($9 million), partially offset by an increase in salaries, wages and benefits and administrative expenses ($7 million).

Other income, net decreased 10%, primarily due to higher non-service costs related to pension and other postretirement benefits ($9 million) and a decrease on the sale of certain utility property ($5 million), partially offset by a gain on the transfer of certain utility property ($11 million).

Interest charges increased 19%, primarily due to higher interest rates on intercompany borrowings and commercial paper borrowings.

Income tax expense decreased 29%, primarily due to lower pre-tax income.

Year-To-Date 2023 vs. 2022

Operating revenues decreased 17%, primarily reflecting:

•
A $214 million decrease in fuel-related revenue as a result of a decrease in commodity costs and purchased power costs associated with sales to electric utility retail customers ($147 million) and gas utility customers ($67 million);

•
A $60 million decrease in sales to electric utility retail customers from a decrease in heating degree days during the heating season ($26 million) and a decrease in cooling degree days during the cooling season ($34 million);
•
A $23 million decrease from electric utility customers who previously elected to pay market based or other negotiated rates;
•
A $12 million decrease in the fuel cost component of off-system sales; and
•
A $7 million decrease in sales to electric retail customers from the capital cost rider; partially offset by
•
A $12 million increase in sales to electric utility retail customers associated with growth; and
•
A $7 million increase associated with increased infrastructure cost recovery under the Natural Gas Rate Stabilization Act.

Fuel used in electric generation decreased 33%, primarily due to decreased fuel costs associated with electric utility retail customers ($130 million) and a decrease in fuel costs associated with off-system sales ($12 million), which are offset in operating revenue and do not impact net income.

Purchased power decreased 38%, primarily due to a decrease in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale decreased 35%, primarily due to a decrease in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 3%, primarily due to a decrease in outside services ($13 million), partially offset by an increase in salaries, wages and benefits and administrative expenses ($5 million).

Other income, net increased 17%, primarily due to a gain on the transfer of certain utility property ($20 million), partially offset by higher non-service costs related to pension and other postretirement benefits ($10 million) and a decrease on the sale of certain utility property ($5 million).

Interest charges increased 16%, primarily due to higher interest rates on intercompany borrowings and commercial paper borrowings ($29 million), partially offset by lower interest expense due to higher debt AFUDC ($7 million).

Income tax expense decreased 42%, primarily due to lower pre-tax income ($20 million) and a benefit associated with the effective settlement of an uncertain tax position ($11 million).

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

ITEM 5. OTHER INFORMATION

During the last fiscal quarter, none of DESC’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 4, 2023, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: August 4, 2023		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer