Form 10-Q
period 2023-09-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2023-11-08
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At November 2, 2023, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	September 30, 2023	December 31, 2022
ASSETS
Utility plant in service	$15,209	$14,688
Accumulated depreciation and amortization	(5,497)	(5,335)
Construction work in progress	616	541
Nuclear fuel, net of accumulated amortization	198	204
Utility plant, net ($726 and $719 related to VIEs)	10,526	10,098
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	27	20
Assets held in trust, nuclear decommissioning	230	223
Nonutility property and investments, net	257	243
Current Assets:
Cash and cash equivalents	8	11
Receivables:
Customer, net of allowance for uncollectible accounts of $7 and $5	405	420
Affiliated and related party	—	2
Other	89	141
Inventories (at average cost):
Fuel	90	98
Gas stored	31	38
Materials and supplies	233	218
Prepayments	102	76
Regulatory assets	563	743
Other current assets(1)	29	49
Current assets held for sale	—	8
Total current assets ($84 and $92 related to VIEs)	1,550	1,804
Deferred Debits and Other Assets:
Regulatory assets	3,182	3,289
Other(1)	261	315
Total deferred debits and other assets ($26 and $23 related to VIEs)	3,443	3,604
Total assets	$15,776	$15,749

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	September 30, 2023	December 31, 2022
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,088	$4,088
Retained earnings	577	418
Accumulated other comprehensive loss	(2)	(2)
Total common equity	4,663	4,504
Noncontrolling interest	177	162
Total equity	4,840	4,666
Long-term debt, net	3,726	3,725
Affiliated long-term debt	—	230
Finance leases	4	6
Total long-term debt	3,730	3,961
Total capitalization	8,570	8,627
Current Liabilities:
Short-term borrowings	287	249
Securities due within one year	3	4
Accounts payable	133	297
Affiliated and related party payables	1,323	871
Customer deposits and customer prepayments	73	79
Taxes accrued	187	236
Interest accrued	66	75
Regulatory liabilities	212	251
Reserves for litigation and regulatory proceedings	3	94
Other	135	115
Total current liabilities	2,422	2,271
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,249	1,230
Asset retirement obligations	689	628
Pension and other postretirement benefits	114	114
Regulatory liabilities	2,629	2,785
Affiliated liabilities	24	19
Other	79	75
Total deferred credits and other liabilities	4,784	4,851
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$15,776	$15,749

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2023	2022	2023	2022
Operating Revenue(1)	$848	$1,083	$2,311	$2,841
Operating Expenses:
Fuel used in electric generation	169	342	454	770
Purchased power(1)	24	28	60	86
Gas purchased for resale	47	102	174	296
Other operations and maintenance	119	117	334	343
Other operations and maintenance - affiliated suppliers	38	40	121	122
Impairment of assets and other charges	—	2	—	6
Depreciation and amortization	135	127	395	378
Other taxes(1)	69	72	221	216
Total operating expenses	601	830	1,759	2,217
Operating income	247	253	552	624
Other income (expense), net	(2)	22	26	46
Interest charges, net of AFUDC of $6, $1, $15 and $3(1)	64	57	186	162
Income before income tax expense	181	218	392	508
Income tax expense	35	45	68	102
Net Income and Other Comprehensive Income	146	173	324	406
Comprehensive Income Attributable to Noncontrolling Interest	5	5	15	16
Comprehensive Income Available to Common Shareholder	$141	$168	$309	$390

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(millions)	2023	2022
Operating Activities
Net income	$324	$406
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets and other charges	—	4
Deferred income taxes, net	19	201
Depreciation and amortization	395	378
Amortization of nuclear fuel	23	29
Gains on sale of assets	(32)	(37)
Other adjustments	8	3
Changes in certain assets and liabilities:
Receivables	29	(23)
Receivables - affiliated and related party	2	14
Inventories	—	(59)
Prepayments	(26)	(14)
Regulatory assets	197	(356)
Regulatory liabilities	(243)	(35)
Accounts payable	(95)	(5)
Accounts payable - affiliated and related party	(36)	56
Taxes accrued	(49)	(37)
Interest accrued	(9)	(5)
Pension and other postretirement benefits	—	(4)
Other assets and liabilities	75	(192)
Net cash provided by operating activities	582	324
Investing Activities
Property additions and construction expenditures	(706)	(514)
Proceeds from investments and sales of assets	(23)	(7)
Purchase of investments	(4)	(1)
Other	4	12
Net cash used in investing activities	(729)	(510)
Financing Activities
Dividend to parent	(150)	(348)
Short-term borrowings, net	38	250
Short-term borrowings - affiliated, net	258	239
Other	(2)	(3)
Net cash provided by financing activities	144	138
Net decrease in cash, restricted cash and equivalents	(3)	(48)
Cash, restricted cash and equivalents at beginning of period(1)	11	54
Cash, restricted cash and equivalents at end of period(1)	$8	$6
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(2)
Accrued construction expenditures	$65	$106
Operating leases	2	6
(1)
Includes $24 million of restricted cash at December 31, 2021, recorded within other current assets on the Consolidated Balance Sheets. At September 30, 2023, September 30, 2022 and December 31, 2022 there were no restricted cash and equivalent balances.
(2)
See Note 10 for noncash investing activities related to the transfer of property associated with the settlement of litigation.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
June 30, 2022	40	$4,088	$357	$(1)	$168	$4,612
Total comprehensive income available to common shareholder			168		5	173
Dividend to parent			(115)		(15)	(130)
September 30, 2022	40	$4,088	$410	$(1)	$158	$4,655

June 30, 2023	40	$4,088	$486	$(2)	$172	$4,744
Total comprehensive income available to common shareholder			141		5	146
Dividend to parent			(50)			(50)
September 30, 2023	40	$4,088	$577	$(2)	$177	$4,840

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2021	40	$4,016	$335	$(1)	$175	$4,525
Total comprehensive income available to common shareholder			390		16	406
Capital contribution from parent		72				72
Dividend to parent			(315)		(33)	(348)
September 30, 2022	40	$4,088	$410	$(1)	$158	$4,655

December 31, 2022	40	$4,088	$418	$(2)	$162	$4,666
Total comprehensive income available to common shareholder			309		15	324
Dividend to parent			(150)			(150)
September 30, 2023	40	$4,088	$577	$(2)	$177	$4,840

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

Electric Transmission Project

In March 2023, DESC filed an application with the South Carolina Commission requesting approval to construct and operate 19 miles of 230 kV transmission lines, a substation and associated facilities in Jasper County, South Carolina estimated to cost approximately $55 million. In July 2023, the South Carolina Commission voted to approve the request and issued its order in September 2023.

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

Natural Gas Base Rate Case

In March 2023, DESC filed its natural gas base rate case and schedules with the South Carolina Commission. DESC proposed a rate increase of $19 million effective October 2023. The base rate increase was proposed to recover significant investment in distribution infrastructure for the benefit of customers. The proposed rates would provide for an ROE of 10.38% compared to the currently authorized ROE of 10.25%. In addition, DESC elected to continue applicability of the Natural Gas Rate Stabilization Act, which allows for the adjustment of natural gas base rates annually, to its future rates and charges. In September 2023, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a stipulation agreement with the South Carolina Commission for approval. The stipulation agreement provides for a rate increase of $9 million commencing with bills rendered in October 2023, and an authorized ROE of 9.49%. Pursuant to the stipulation agreement, DESC would not file a natural gas base rate case prior to April 1, 2026, such that new rates would not be effective prior to October 1, 2026, absent unforeseen extraordinary economic or financial conditions that may include changes in corporate tax rates. In September 2023, the South Carolina Commission approved the stipulation agreement and issued its final order in October 2023.

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

	September 30,	December 31,
(millions)	2023	2022
Regulatory assets:
NND Project costs(1)	$138	$138
AROs(2)	44	8
Deferred employee benefit plan costs(3)	11	4
Other unrecovered plant(4)	18	17
DSM programs(5)	20	21
Cost of fuel and purchased gas under-collections(6)	275	508
Other	57	47
Regulatory assets - current	563	743
NND Project costs(1)	1,984	2,088
AROs(2)	399	381
Deferred employee benefit plan costs(3)	145	161
Interest rate hedges(7)	168	169
Other unrecovered plant(4)	55	58
DSM programs(5)	43	41
Environmental remediation costs(8)	39	37
Deferred storm damage costs(9)	40	43
Deferred transmission operating costs(10)	74	75
Derivatives(11)	101	105
Other(12)	134	131
Regulatory assets - noncurrent	3,182	3,289
Total regulatory assets	$3,745	$4,032
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	36	34
Reserve for refunds to electric utility customers(15)	87	100
Derivatives(11)	21	43
Other	1	7
Regulatory liabilities - current	212	251
Monetization of guaranty settlement(13)	652	702
Income taxes refundable through future rates(14)	847	871
Asset removal costs(16)	645	596
Reserve for refunds to electric utility customers(15)	261	325
Derivatives(11)	218	276
Other	6	15
Regulatory liabilities - noncurrent	2,629	2,785
Total regulatory liabilities	$2,841	$3,036

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
(8)
Reflects amounts associated with the assessment and clean-up of sites currently or formerly owned by DESC. Such remediation costs are expected to be recovered over periods of up to 29 years. See Note 10 for additional information.
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

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Quarter-to-Date September 30, 2023		Quarter-to-Date September 30, 2022		Year-to-Date September 30, 2023		Year-to-Date September 30, 2022
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$382	$34	$433	$39	$910	$186	$1,065	$193
Commercial	238	23	294	41	633	90	740	124
Industrial	94	19	153	54	282	56	396	128
Other	41	8	56	4	114	18	156	16
Revenues from contracts with customers	755	84	936	138	1,939	350	2,357	461
Other revenues	9	—	8	1	21	1	22	1
Total Operating Revenues	$764	$84	$944	$139	$1,960	$351	$2,379	$462

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $7 million and $12 million at September 30, 2023 and

December 31, 2022, respectively. During the nine months ended September 30, 2023 and 2022, DESC recognized revenue of $9 million and $6 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	September 30, 2023	December 31, 2022
Beginning balance	$9	$11
Amortization	—	(2)
Ending balance	$9	$9

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

At September 30, 2023, DESC's share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, was as follows:

(millions)	Maximum Facility Sub-Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$287	$—

(1)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At September 30, 2023, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

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

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $200 million and $400 million, respectively. At September 30, 2023 and December 31, 2022, DESC, GENCO and Fuel Company collectively had borrowings outstanding under these agreements totaling $1.0 billion and $769 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. Interest charges associated with these agreements were $16 million and $4 million for the three months ended September 30, 2023 and 2022, respectively, and $44 million and $9 million for the nine months ended September 30, 2023 and 2022, respectively.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2024.

In October 2023, DESC issued $500 million of 6.25% first mortgage bonds that mature in 2053 with proceeds used for general corporate purposes and to repay short-term borrowings, including borrowings under DESC's intercompany credit facility with Dominion Energy.

6. INCOME TAXES

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Nine Months Ended September 30,	2023	2022
U.S. statutory rate	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.1	4.0
Reversal of excess deferred income taxes	(4.8)	(4.5)
Allowance for equity funds used during construction	—	(0.2)
Settlements of uncertain tax positions	(2.7)	—
Other, net	(0.2)	(0.2)
Effective tax rate	17.4%	20.1%

As of September 30, 2023, DESC’s effective tax rate reflects an income tax benefit of $11 million from the effective settlement of a position that management believed was reasonably possible to occur. Otherwise, there have been no material changes in DESC’s unrecognized tax benefits. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of these unrecognized tax benefits.

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives, and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2023 and December 31, 2022, DESC would have been required to post $— million and $1 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. DESC had posted $1 million of collateral at both September 30, 2023 and December 31, 2022 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of September 30, 2023 and December 31, 2022 was $1 million and $2 million, respectively, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid. DESC’s commodity derivative assets are not subject to a master netting agreement or similar arrangement.

	September 30, 2023				December 31, 2022
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Interest rate contracts:
Over-the-counter	$2	$—	$—	$2	$1	$—	$—	$1
Total derivatives	$2	$—	$—	$2	$1	$—	$—	$1

	September 30, 2023				December 31, 2022
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$1	$—	$1	$—	$2	$—	$1	$1
Total derivatives	$1	$—	$1	$—	$2	$—	$1	$1

Volumes

The following table presents the volume of derivative activity at September 30, 2023. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Electricity (MWh in millions):
Fixed price	2	22
Interest rate(1)(in millions)	$—	$71

(1)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At September 30, 2023
ASSETS
Current Assets
Commodity	$—	$18	$18
Total current derivative assets(1)	—	18	18
Noncurrent Assets
Commodity	—	153	153
Interest rate	—	2	2
Total noncurrent derivative assets(2)	—	155	155
Total derivative assets	$—	$173	$173
LIABILITIES
Noncurrent Liabilities
Interest rate	—	1	1
Total noncurrent derivative liabilities(3)	—	1	1
Total derivative liabilities	$—	$1	$1
At December 31, 2022
ASSETS
Current Assets
Commodity	$—	$41	$41
Total current derivative assets(1)	—	41	41
Noncurrent Assets
Commodity	—	210	210
Interest rate	—	1	1
Total noncurrent derivative assets(2)	—	211	211
Total derivative assets	$—	$252	$252
LIABILITIES
Noncurrent Liabilities
Interest rate	2	—	2
Total noncurrent derivative liabilities(3)	2	—	2
Total derivative liabilities	$2	$—	$2

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

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended September 30,	2023	2022
Derivative type and location of gains (losses):
Interest rate	$—	$2
Total	$—	$2
Nine Months Ended September 30,
Derivative type and location of gains (losses):
Interest rate	$—	$10
Total	$—	$10

(1)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

Derivatives Not Designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended September 30,	2023	2022
Derivative type and location of gains (losses):
Commodity:
Purchased power	$4	$48
Interest rate:
Interest charges	—	(1)
Total	$4	$47
Nine Months Ended September 30,
Derivative type and location of gains (losses):
Commodity:
Purchased power	$4	$66
Interest rate:
Interest charges	(1)	(2)
Total	$3	$64

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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at September 30, 2023. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical forwards:
Electricity	$171	Discounted cash flow	Market price (per MWh)	(2)	25-92	48
Total assets	$171

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

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At September 30, 2023
Assets
Commodity	$—	$—	$171	$171
Interest rate	—	2	—	2
Total assets	$—	$2	$171	$173
Liabilities
Interest rate	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1
At December 31, 2022
Assets
Commodity	$—	$—	$251	$251
Interest rate	—	1	—	1
Total assets	$—	$1	$251	$252
Liabilities
Interest rate	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2

The following table presents the net change in DESC's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(millions)
Beginning balance	$167	$295	$251	$148
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	5	48	5	66
Included in regulatory assets/liabilities	4	(28)	(80)	119
Settlements	(5)	(48)	(5)	(66)
Ending balance	$171	$267	$171	$267

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2023 and 2022.

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

	September 30, 2023		December 31, 2022
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$3,726	$3,438	$3,725	$3,614
Affiliated long-term debt(3)	230	230	230	230

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

9. EMPLOYEE BENEFIT PLANS

In DESC’s Consolidated Statements of Comprehensive Income, the service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense with the non-service cost components reflected in other income. Components of net periodic benefit cost (credit) recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30,	2023	2022	2023	2022
Service cost	$2	$2	$—	$—
Interest cost	8	5	2	1
Expected return on assets	(8)	(12)	—	—
Amortization of actuarial losses	3	1	(1)	—
Net periodic benefit cost (credit)	$5	$(4)	$1	$1
Nine Months Ended September 30,
Service cost	$6	$6	$1	$1
Interest cost	24	16	6	4
Expected return on assets	(25)	(37)	—	—
Amortization of actuarial losses	9	1	(3)	—
Net periodic benefit cost (credit)	$14	$(14)	$4	$5

During the three and nine months ended September 30, 2023, DESC made no contributions to its pension trust and does not expect to make any such contributions in 2023. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. DESC anticipates that activities at these sites will continue through 2025 with a remaining estimated cost of $17 million. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of September 30, 2023, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $41 million and are included in regulatory assets.

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

Claims and Litigation

The following describes certain legal proceedings involving DESC relating primarily to events occurring before closing of the SCANA Combination. In addition, certain legal matters which have been resolved are discussed in Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2022. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022 include reserves of $3 million and $94 million, respectively, and insurance receivables of $26 million and $68 million, respectively, included within other receivables. The balance at December 31, 2022 includes $68 million of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which were pending. During both the three and nine months ended September 30, 2023 and 2022, charges included in DESC’s Consolidated Statements of Comprehensive Income were inconsequential.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in other income, net in DESC's Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2023. In June 2023, DESC transferred the remaining utility property with a fair value of $11 million to the SCDOR resulting in a gain of $11 million ($8 million after-tax), recorded in other income, net in DESC's Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2023. In July 2023, DESC made a less than $1 million cash payment to the SCDOR to fully satisfy its remaining obligation, including applicable interest, under the settlement agreement.

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

In the nine months ended September 30, 2023, DESC reported after-tax net income of $23 million in the Corporate and Other segment, including $21 million of after-tax net income for specific items all of which was attributable to its operating segment. In the nine months ended September 30, 2022, DESC reported an insignificant amount of specific items in the Corporate and Other segment.

The net income for specific items attributable to DESC’s operating segment in 2023 primarily related to a $31 million ($23 million after-tax) benefit related to real estate transactions, including gains on the transfer of property to satisfy litigation associated with the NND Project.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended September 30, 2023
Dominion Energy South Carolina	$848	$137
Corporate and Other	—	4
Consolidated Total	$848	$141

Three Months Ended September 30, 2022
Dominion Energy South Carolina	$1,083	$169
Corporate and Other	—	(1)
Consolidated Total	$1,083	$168

Nine Months Ended September 30, 2023
Dominion Energy South Carolina	$2,311	$286
Corporate and Other	—	23
Consolidated total	$2,311	$309

Nine Months Ended September 30, 2022
Dominion Energy South Carolina	$2,841	$392
Corporate and Other	—	(2)
Consolidated total	$2,841	$390

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2023	2022	2023	2022
Direct and allocated costs from DES(1)	$53	$52	$165	$158
Operating Revenues - Electric from sales to affiliate	1	1	3	3
Operating Revenues - Gas from sales to affiliate	1	1	1	1
Operating Expenses - Other taxes from affiliate	2	1	7	6
Purchases of electricity from solar affiliates	5	5	11	12

(1)
Includes capitalized expenditures of $15 million and $12 million for the three months ended September 30, 2023 and 2022, respectively and $44 million and $36 million for the nine months ended September 30, 2023 and 2022.

(millions)	September 30, 2023	December 31, 2022
Payable to Dominion Energy	$2	$1
Payable to DES	18	22
Payable to SCANA Corporation	7	7
Payable to Public Service Company of North Carolina, Incorporated	9	12
Payable to solar affiliates	1	—
Derivative assets with affiliates(1)	33	51

(1)
Includes amounts recorded in other current assets of $4 million and $8 million as of September 30, 2023 and December 31, 2022, respectively, and amounts recorded in other deferred debits and other assets of $29 million and $43 million as of September 30, 2023 and December 31, 2022, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME, NET

Components of other income, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2023	2022	2023	2022
Other income	$2	$2	$5	$5
Other expense	(4)	(1)	(11)	—
Gains on sales of assets(1)	—	20	32	37
Allowance for equity funds used during construction	—	1	—	4
Other income, net	$(2)	$22	$26	$46

(1) Includes amounts recognized in connection with the transfer of property to satisfy litigation. See Note 10 for additional information.

In the second quarter of 2023, DESC completed the sale of certain utility property in South Carolina, as approved by the South Carolina Commission in February 2023, for total cash consideration of $11 million. In connection with the sale, DESC recognized a gain of $11 million ($8 million after-tax) for the nine months ended September 30, 2023.

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
•
Adverse outcomes in litigation matters or regulatory proceedings;
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

Results of Operations

Presented below is a summary of DESC’s results:

	Third Quarter			Year-To-Date
(millions)	2023	2022	$ Change	2023	2022	$ Change
Net income	$146	$173	$(27)	$324	$406	$(82)

Overview

Third Quarter 2023 vs. 2022

Net income decreased 16%, primarily due to a decrease in revenues from electric utility customers who previously elected to pay market based or other negotiated rates, the absence of a gain on the transfer of certain non-utility property and increased interest rates on borrowings, partially offset by an increase in sales to electric utility customers attributable to weather.

Year-To-Date 2023 vs. 2022

Net income decreased 20%, primarily due to a decrease in sales to electric utility customers attributable to weather and increased interest rates on borrowings.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Third Quarter			Year-To-Date
(millions)	2023	2022	$ Change	2023	2022	$ Change
Operating revenues	$848	$1,083	$(235)	$2,311	$2,841	$(530)
Fuel used in electric generation	169	342	(173)	454	770	(316)
Purchased power	24	28	(4)	60	86	(26)
Gas purchased for resale	47	102	(55)	174	296	(122)
Other operations and maintenance	157	157	—	455	465	(10)
Impairment of assets and other charges	—	2	(2)	—	6	(6)
Depreciation and amortization	135	127	8	395	378	17
Other taxes	69	72	(3)	221	216	5
Other income, net	(2)	22	(24)	26	46	(20)
Interest charges	64	57	7	186	162	24
Income tax expense	35	45	(10)	68	102	(34)

An analysis of DESC’s results of operations follows:

Third Quarter 2023 vs. 2022

Operating revenues decreased 22%, primarily reflecting:

•
A $229 million decrease in fuel-related revenue as a result of a decrease in commodity costs and purchased power costs associated with sales to electric utility retail customers ($174 million) and gas utility customers ($55 million);
•
A $16 million decrease from electric utility customers who previously elected to pay market based or other negotiated rates; and
•
A $13 million decrease in sales to electric utility retail customers associated with economic and other usage factors; partially offset by
•
A $19 million increase in sales to electric utility retail customers from an increase in cooling degree days during the cooling season; and
•
A $11 million increase in sales to electric utility retail customers associated with growth.

Fuel used in electric generation decreased 51%, primarily due to decreased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale decreased 54%, primarily due to a decrease in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other income, net decreased $24 million, primarily due to the absence of a gain on the transfer of certain non-utility property ($19 million) and higher non-service costs related to pension and other postretirement benefits ($5 million).

Interest charges increased 12%, primarily due to higher interest rates on intercompany borrowings and commercial paper borrowings ($14 million), partially offset by lower interest expense due to higher debt AFUDC ($5 million).

Income tax expense decreased 22%, primarily due to lower pre-tax income.

Year-To-Date 2023 vs. 2022

Operating revenues decreased 19%, primarily reflecting:

•
A $443 million decrease in fuel-related revenue as a result of a decrease in commodity costs and purchased power costs associated with sales to electric utility retail customers ($321 million) and gas utility customers ($122 million);
•
A $41 million decrease in sales to electric utility retail customers from a decrease in heating degree days during the heating season ($26 million) and a decrease in cooling degree days during the cooling season ($15 million);
•
A $39 million decrease from electric utility customers who previously elected to pay market based or other negotiated rates;

•
A $16 million decrease in the fuel cost component of off-system sales;
•
A $13 million decrease in sales to electric utility retail customers associated with economic and other usage factors; and
•
A $10 million decrease in sales to electric retail customers from the capital cost rider; partially offset by
•
A $23 million increase in sales to electric utility retail customers associated with growth;
•
A $9 million increase associated with increased infrastructure cost recovery under the Natural Gas Rate Stabilization Act; and
•
A $5 million increase in sales to gas utility customers associated with growth.

Fuel used in electric generation decreased 41%, primarily due to decreased fuel costs associated with electric utility retail customers ($298 million) and a decrease in fuel costs associated with off-system sales ($16 million), which are offset in operating revenue and do not impact net income.

Purchased power decreased 30%, primarily due to a decrease in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale decreased 41%, primarily due to a decrease in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 2%, primarily due to a decrease in outside services ($9 million), partially offset by an increase in salaries, wages and benefits and administrative expenses ($7 million).

Other income, net decreased 43%, primarily due to higher non-service costs related to pension and other postretirement benefits ($15 million) and a decrease in gains from the sale of certain utility and non-utility property ($5 million).

Interest charges increased 15%, primarily due to higher interest rates on intercompany borrowings and commercial paper borrowings ($42 million), partially offset by lower interest expense due to higher debt AFUDC ($12 million).

Income tax expense decreased 33%, primarily due to lower pre-tax income ($29 million) and a benefit associated with the effective settlement of an uncertain tax position ($11 million).

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 8, 2023, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: November 8, 2023		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer