Form 10-K
period 2023-12-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2024-02-23
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

I.R.S. Employer
Commission File Number	Exact name of registrant as specified in its charter	Identification Number

001-3375	DOMINION ENERGY SOUTH CAROLINA, INC.	57-0248695

South Carolina
(State or other jurisdiction of incorporation or organization)

220 OPERATION WAY
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

Yes ☐ No ☒

At February 19, 2024, Dominion Energy South Carolina, Inc. had 40,296,147 shares of common stock outstanding, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

ACE Rule	Affordable Clean Energy Rule
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
BACT	Best available control technology
bcf	Billion cubic feet
CAA	Clean Air Act
CCR	Coal combustion residual
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
CODM	Chief Operating Decision Maker
COO	Chief Operating Officer
CUA	Capacity Use Area
CWA	Clean Water Act
DES	Dominion Energy Services, Inc.
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

NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased gas adjustment
PHMSA	U.S. Pipeline Hazardous Materials Safety Administration
Price-Anderson	Price-Anderson Amendments Act of 1988
PSD	Prevention of significant deterioration
Questar Gas	Questar Gas Company, a wholly-owned subsidiary of Dominion Energy
ROE	Return on equity
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
Scope 1 emissions	Emissions that are produced directly by an entity’s own operations
Scope 2 emissions	Emissions from electricity a company consumes but does not generate from its own facilities
Scope 3 emissions	Emissions generated downstream of company operations by customers and upstream by suppliers
SEC	U.S. Securities and Exchange Commission
SEEM	Southeast Energy Exchange Market
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Summer	V.C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
Virginia Power

The legal entity, Virginia Electric and Power Company, a wholly-owned subsidiary of Dominion Energy, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

Westinghouse	Westinghouse Electric Company LLC
WNA	Weather normalization adjustment

Part I

Item 1. Business

GENERAL

DESC, a public utility headquartered in Cayce, South Carolina, is a South Carolina corporation organized in 1924. DESC is a wholly-owned subsidiary of SCANA, which is a wholly-owned subsidiary of Dominion Energy. DESC conducts business under the name “Dominion Energy South Carolina.” At December 31, 2023, DESC had approximately 2,400 employees, of which approximately 730 were subject to collective bargaining agreements.

DESC is engaged in the generation, transmission and distribution of electricity to approximately 0.8 million customers in the central, southern and southwestern portions of South Carolina. Additionally, DESC distributes natural gas to approximately 0.4 million residential, commercial and industrial customers in South Carolina. DESC’s business experiences seasonal fluctuations, with generally higher sales of electricity during the summer and winter months because of air conditioning and heating requirements, and generally higher sales of natural gas during the winter months due to heating requirements.

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

COMPETITION

There is no competition for electric distribution or generation service within DESC’s retail electric service territory in South Carolina and no such competition is currently permitted. However, competition from third-party owners for development, construction and ownership of certain transmission facilities in DESC’s service territory is permitted pursuant to Order 1000, subject to state and local siting and permitting approvals. This could result in additional competition to build and own transmission infrastructure in DESC’s service area in the future.

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

REGULATION

DESC’s electric distribution service, including the rates it may charge to jurisdictional customers, is subject to regulation by the South Carolina Commission. DESC’s electric generation operations are subject to regulation by the South Carolina Commission, FERC, NRC, EPA, DOE, U.S. Army Corps of Engineers and other federal, state and local authorities. DESC’s electric transmission service is primarily regulated by FERC and DOE. DESC’s gas distribution operations are subject to regulation by the South Carolina Commission, as well as PHMSA, U.S. Department of Transportation and ORS for enforcement of federal and state pipeline safety requirements in its service territories.

Electric Regulation in South Carolina

DESC’s retail electric base rates in South Carolina are regulated on a cost-of-service/rate-of-return basis subject to South Carolina statutes and the rules and procedures of the South Carolina Commission. South Carolina base rates are set by a process that allows DESC to recover its operating costs and a return on invested capital. If retail electric earnings exceed the authorized ROE established by the South Carolina Commission, retail electric rates may be subject to review and possible reduction, which may decrease DESC’s future earnings. Additionally, if the South Carolina Commission does not allow recovery of costs incurred in providing service on a timely basis, DESC’s future earnings could be negatively impacted. Fuel costs are reviewed annually by the South Carolina Commission, as required by statute, and fuel rates are subject to revision in these annual fuel proceedings. DESC also submits annual filings to the South Carolina Commission for rider recovery related to its DSM programs and pension costs. The DSM rider includes recovery of any net lost revenues and a shared savings incentive.

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

In February 2021, DESC and the other members of the SEEM submitted the Southeast Energy Exchange Market Agreement to FERC for authorization. This agreement sets forth the framework and rules for establishing and maintaining a new voluntary electronic trading platform designed to enhance the existing bilateral market in the Southeast utilizing zero-charge transmission service. That transmission service, in turn, will be voluntarily provided by participating transmission service providers, including DESC. In October

2021, the Southeast Energy Exchange Market Agreement became effective by operation of law as a result of a split FERC vote. The SEEM platform became operational in November 2022. Certain parties appealed FERC’s authorization of SEEM to the U.S. Court of Appeals for the District of Columbia. In July 2023, the U.S. Court of Appeals for the District of Columbia remanded the authorization of SEEM to FERC for further proceedings. This matter is pending.

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

DESC has been and may continue to be or become subject to legal proceedings and governmental investigations and examinations. DESC may from time to time be subject to various legal proceedings and governmental investigations and examinations. For example, DESC was subject to numerous federal and state legal proceedings and governmental investigations relating to the decision of SCANA and DESC to abandon construction at the NND Project. DESC spent substantial amounts of time and money defending these lawsuits and proceedings and on related investigations. In addition, juries have demonstrated a willingness to grant large awards in certain cases, including personal injury claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and may not be recoverable, in whole or in part, by insurance or in rates from customers. The outcome of these legal proceedings, investigations and examinations, including settlements, may adversely affect DESC’s financial condition or results of operation.

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

DESC expects that existing environmental laws and regulations may be revised and/or new laws may be adopted including regulation of GHG emissions which could have an impact on its business (risks relating to regulation of GHG emissions from existing fossil fuel-fired electric generating units are discussed in more detail below). In addition, further regulation of air quality and GHG emissions under the CAA have been imposed on the natural gas sector. DESC is also subject to federal water and waste regulations, including regulations concerning cooling water intake structures, coal combustion by-product handling and disposal practices, wastewater discharges from steam electric generating stations, management and disposal of hydraulic fracturing fluids and the potential further regulation of polychlorinated biphenyls.

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

Construction Risks

DESC’s infrastructure build and expansion plans often require regulatory approval, including environmental permits, before commencing construction and completing projects. DESC may not complete facility construction, electric transmission line, conversion or other infrastructure projects that it commences, or it may complete projects on materially different terms, costs or timing than initially estimated or anticipated, and it may not be able to achieve the intended benefits of any such project, if completed. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies, and such approvals could include mitigation costs which may be material to DESC. Projects may not be able to be completed on time or in accordance with our estimated costs as a result of weather conditions, need for new land and right of ways, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, concerns raised during stakeholder engagement, a decline in the credit strength of counterparties or vendors, inflation, or other factors beyond DESC’s control. Even if facility construction, electric transmission line, conversion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of DESC following completion of the projects may not meet expectations. Start-up and operational issues can arise in connection with the commencement of commercial operations at our facilities. Such issues may include failure to meet specific operating parameters, which may require adjustments to meet or amend these operating parameters. Additionally, DESC may not be able to timely and effectively integrate the projects into its operations and such integration may result in unforeseen operating difficulties or unanticipated costs. Further, regulators may disallow recovery of some of the costs of a project if they are deemed not to be prudently incurred. Any of these or other factors could adversely affect DESC’s ability to realize the anticipated benefits from the facility construction, electric transmission line, conversion and other infrastructure projects.

Operational Risks

DESC’s financial performance and condition can be affected by changes in the weather, including the effects of global climate change. Fluctuations in weather can affect demand for DESC’s services. For example, milder than normal weather can reduce demand for electricity and gas distribution services. In addition, severe weather or acts of nature, including hurricanes, winter storms, earthquakes, floods and other natural disasters can stress systems, disrupt operation of DESC’s facilities and cause service outages, production delays and property damage that require incurring additional expenses. Changes in weather conditions can result in reduced water levels or changes in water temperatures that could adversely affect operations at some of DESC’s power stations. Furthermore, DESC’s operations could be adversely affected and its physical plant placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, for operations located on or near coastlines, a change in sea level or sea temperatures. Due to the location of DESC’s electric utility service territories which are frequently in the path of hurricanes, it experiences the consequences of these weather events to a greater degree than many of its industry peers.

Hostile cyber intrusions could severely impair DESC’s operations, lead to the disclosure of confidential information, damage the reputation of DESC and otherwise have an adverse effect on DESC’s business. DESC owns assets deemed as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run DESC’s facilities are not completely isolated from external networks. There appears to be an increasing level of activity, sophistication and maturity of threat actors, in particular nation state actors, that wish to disrupt the U.S. bulk power system and the U.S. gas transmission or distribution system. Such parties could view DESC’s computer systems, software or networks as attractive targets for cyber attack. For example, malware has been designed to target software that runs the nation’s critical infrastructure such as power transmission grids and gas pipelines. In addition, the techniques used in cyberattacks evolve rapidly, including from emerging technologies, such as advanced forms of automation and artificial intelligence. DESC’s business also requires that it and its vendors collect and maintain sensitive customer data, as well as confidential employee information, which is subject to electronic theft or loss.

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

DESC’s financial results can be adversely affected by various factors driving supply and demand for electricity and gas and related services. Demand for DESC’s services can be driven by changing populations within its service territory, significant new commercial or industrial customers or other changes in consumer habits. For example, data centers in Virginia have been a source of significant increase in demand which is expected to continue over the next decade. DESC could experience similar increases in demand if similar events were to occur in its service territory. Technological advances required by federal laws mandate new levels of energy efficiency in end-use devices, including lighting, furnaces and electric heat pumps and could lead to declines in per capita energy consumption. Additionally, certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Likewise, certain regulatory and legislative bodies have introduced or are considering actions which could limit the use or installation of new natural gas appliances. Consumer demand for our services may also be impacted by any price increases, including those driven from factors beyond our control such as inflation or increased prices in natural gas. Further, DESC’s business model is premised upon the cost efficiency of the production, transmission and distribution of large-scale centralized utility generation. However, advances in distributed generation technologies, such as solar cells, gas microturbines, battery storage and fuel cells, may make these alternative generation methods competitive with large-scale utility generation, and change how customers acquire or use our services. The widescale implementation of alternative generation methods could negatively impact the reliability of DESC’s electric grid and/or result in significant costs to enhance the grid. DESC has an exclusive franchise to serve retail electric customers in its South Carolina service territory. If regulatory conditions change, DESC’s exclusive franchise may erode.

Increased energy demand or significant accelerated growth in demand due to new data centers, widespread adoption of electric vehicles or other customer changes could require enhancements to DESC’s infrastructure. As discussed above, the ability of DESC to construct new facilities is dependent upon factors outside of its control, including obtaining regulatory approvals, environmental and other permits. Any delays in, or inability to complete, construction of new facilities or expand and/or renew existing facilities could have an adverse effect on DESC’s financial results. In addition, purchased power may be from generation sources which emit more emissions than DESC’s facilities, which could negatively impact Dominion Energy’s ability to meet its commitment to net zero emissions. Alternatively, reduced energy demand or significantly slowed growth in demand due to customer adoption of energy efficient technology, conservation, distributed generation, regional economic conditions, or the impact of additional compliance obligations, unless substantially offset through regulatory cost allocations, could adversely impact the value of DESC’s business activities.

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

Public health crises and epidemics or pandemics could adversely affect DESC’s business, results of operations, financial condition, liquidity and/or cash flows. The effects of an outbreak of a pandemic, such as COVID-19, and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. The effects could also have a variety of adverse impacts on DESC, including reduced demand for energy, particularly from commercial and industrial customers, impairment of long-lived assets and diminished ability of Dominion Energy or DESC to access funds from financial institutions and capital markets. Certain measures or restrictions taken to control a pandemic or similar event, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, may cause operational interruptions and delays in construction projects. In addition, legislative or government action, such as legislation similar to that enacted in Virginia in November 2020, may limit DESC's ability to collect overdue accounts or disconnect services for non-payment, which may cause a decrease in DESC's results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

In an effort to reduce the likelihood and severity of cyber intrusions, Dominion Energy has a comprehensive cybersecurity program covering its operations, including DESC, designed to protect and preserve the confidentiality, integrity and availability of data and systems. Consideration of cybersecurity risks is a key component of Dominion Energy’s overall risk management and integrated into processes such as evaluation of potential new vendors or suppliers. Dominion Energy is subject to mandatory cybersecurity regulatory requirements, interface regularly with a wide range of external organizations and participate in classified briefings to maintain an awareness of current cybersecurity threats and vulnerabilities.

Dominion Energy’s corporate intelligence and security program includes both cybersecurity and threat intelligence components as part of its evaluation and mitigation of risks. The evaluation of risks includes consideration of cybersecurity and privacy risk, including potential impact on Dominion Energy’s employees, customers, supply chain and other stakeholders, intelligence briefings on notable cyber events impacting the industry and evaluation of insider threats. Dominion Energy utilizes a robust set of internal and third-party assessment tools to test its cyber risk management policies, practices and procedures as well as challenge assumptions upon which its defenses are built. These assessments provide opportunities for self-critical analysis and constructive feedback needed to build cyber resilience. Trainings are routinely provided to employees to help identify, avoid and mitigate cybersecurity threats and to ensure an understanding of Dominion Energy’s cyber risk management policies. In addition, risk assessments are conducted as a component of the evaluation of vendors and suppliers.

Dominion Energy’s current security posture and regulatory compliance efforts are intended to address the evolving and changing cyber threats. During the past three years, DESC has not experienced any cybersecurity incidents resulting in a material impact to their business strategy, results of operations or financial condition. DESC has identified the risk that a hostile cyber intrusion could severely impair DESC’s operations, lead to disclosure of confidential information, damage Dominion Energy’s reputation or otherwise have an adverse effect on DESC’s business as disclosed under the Operational Risks header within Item 1A. Risk Factors.

Governance

Dominion Energy’s Board of Directors, including its finance and risk oversight committee, provides oversight of risks from cybersecurity threats to all Dominion Energy operations, including DESC. Dominion Energy’s Board of Directors as well as its finance and risk oversight committee receive presentations and reports throughout the year on cybersecurity and information security risk from management, including Dominion Energy’s chief security officer, director of cybersecurity and chief information officer. These presentations and reports address a broad range of topics, including Dominion Energy’s cyber risk management program, updates on recent cybersecurity threats and incidents across the industry, policies and practices, industry trends, threat environment and vulnerability assessments and specific and ongoing efforts to prevent, detect and respond to internal and external critical threats, including management’s hosting in 2023 of its second practical exercise with external federal, state and local incident response partners. In addition, Dominion Energy’s Board of Directors receives briefings from time to time from outside experts for an independent view on cybersecurity risks, including an assessment by an independent consulting firm of management’s response in a ransomware tabletop drill.

Dominion Energy utilizes an organization structure known as a converged security model that brings together cybersecurity, physical security and threat intelligence within one department led by the chief security officer. The chief security officer joined Dominion Energy in this role in 2018 and has an extensive background in security having retired from the Federal Bureau of Investigation after a more than 20-year career focused on criminal, counter-terrorism, counter-intelligence and cyber investigations. The chief security officer belongs to the Federal Bureau of Investigation’s Domestic Security Alliance Council, the Department of Homeland Security’s

Classified Intelligence Forum and is a member of the national Government/Business Executive Forum. In addition to serving on multiple university advisory boards, the chief security officer also serves on the Commonwealth of Virginia’s Informational Technology Advisory Council.

The director of cybersecurity has over 30 years of experience at Dominion Energy primarily in various roles within the information technology department, including information technology risk management, as well as cybersecurity. The director of cybersecurity has been involved in designing and evolving Dominion Energy’s cyber risk management policies, practices and procedures. This individual has deep relationships with key external partners and is recognized within the industry and the U.S. as a leading cybersecurity expert.

In addition, management of cybersecurity threats is shared with the chief information officer who is responsible for Dominion Energy’s technology assets including hardware, software, networks, servers and telecommunications. The chief information officer has over 25 years of experience at Dominion Energy primarily in various roles within the information technology department, including information technology risk management. In addition, the chief information officer previously served on the board of the Virginia Cybersecurity Partnership, a collaboration between private industry and the Federal Bureau of Investigation.

The chief security officer and chief information officer are supported by the senior vice president of administrative services as well as Dominion Energy’s operations, legal, audit, corporate risk, supply chain, human resources and accounting departments in executing its cybersecurity program. In addition, the chief security officer and chief information officer provide periodic updates concerning recent developments affecting cybersecurity and privacy risk to Dominion Energy’s executive cyber risk council, which includes executive officers responsible for administrative services, corporate affairs, supply chain, corporate secretary and corporate risk along with legal counsel.

Dominion Energy maintains a robust, tested and regularly revised Cyber Security Incident Response Plan and a Vendor Compromise Response Plan. These plans detail roles, responsibilities, and actions to be taken in response to a detected event whether internal or associated with a third-party service provider. The plans provide clear direction for escalation of information to leadership, including Dominion Energy’s Board of Directors as appropriate, and drive collaboration amongst relevant members of management representing cybersecurity, information technology, operations, supply chain, legal and accounting departments. As necessary, the COO, CFO and chief legal officer will advise the CEO on any incidents which could potentially have a material effect on Dominion Energy’s business operations, results of operations or financial condition.

Item 2. Properties

DESC has approximately 3,900 miles and 19,000 miles of electric transmission and distribution lines, respectively, exclusive of service level lines, in South Carolina. The grants for most of DESC’s electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying property titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, DESC owns 457 substations.

DESC’s natural gas system includes approximately 18,800 miles of distribution mains and related service facilities, which are supported by approximately 400 miles of transmission pipeline.

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

The following table lists DESC’s generating units and capability as of December 31, 2023.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Jasper (CC)(1)	Hardeeville, SC	902
Columbia Energy Center (CC)(1)	Gaston, SC	520
Urquhart (CC)(1)	Beech Island, SC	458
McMeekin	Irmo, SC	250
Hagood (CT)(1)	Charleston, SC	126
Urquhart Unit 3	Beech Island, SC	95
Urquhart (CT)(1)	Beech Island, SC	87
Coit (CT)(1)(2)	Columbia, SC	26
Total Gas		2,464		38%
Coal
Wateree	Eastover, SC	684
Williams	Goose Creek, SC	595
Cope(3)	Cope, SC	415
Total Coal		1,694		26
Hydro
Fairfield	Jenkinsville, SC	576
Saluda	Irmo, SC	198
Other	Various	18
Total Hydro		792		12
Nuclear
Summer	Jenkinsville, SC	644	(4)	10
		5,594
Power Purchase Agreements		973	(5)	14
Total Utility Generation		6,567		100%

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for DESC’s common stock, all of which is owned by SCANA. DESC may pay cash dividends in 2024 but is neither required to nor restricted, except as described in Note 5 to the Consolidated Financial Statements, from making such payments.

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
•
The impact of extraordinary external events, such as the pandemic health event resulting from COVID-19, and their collateral consequences, including extended disruption of economic activity in DESC’s markets and global supply chains;
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

RESULTS OF OPERATIONS

Presented below is a summary of DESC’s results:

Year Ended December 31,	2023	$ Change	2022
(millions)
Net income	$395	$(108)	$503

Overview

2023 VS. 2022

Net income decreased 21%, primarily due to a decrease in sales to electric utility customers attributable to weather, a decrease in sales for customers who previously elected to pay market based or other negotiated rates and increased interest rates on borrowings, partially offset by an increase in sales to electric utility retail customers associated with growth.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

Year Ended December 31,	2023	$ Change	2022
(millions)
Operating revenues	$3,028	$(755)	$3,783
Fuel used in electric generation	582	(418)	1,000
Purchased power	72	(65)	137
Gas purchased for resale	243	(190)	433
Other operations and maintenance	599	(25)	624
Impairment of assets and other charges	3	(3)	6
Depreciation and amortization	531	24	507
Other taxes	292	15	277
Other income (expense), net	24	(31)	55
Interest charges	250	30	220
Income tax expense	85	(46)	131

An analysis of DESC’s results of operations follows:

2023 VS. 2022

Operating revenue decreased 20%, primarily reflecting:

•
A $651 million decrease in fuel-related revenue as a result of a decrease in commodity costs and purchased power costs associated with sales to electric utility retail customers ($461 million) and gas utility customers ($190 million);
•
A $49 million decrease from electric utility customers who previously elected to pay market based or other negotiated rates;
•
A $45 million decrease in sales to electric utility retail customers from a decrease in heating degree days during the heating season ($30 million) and a decrease in cooling degree days during the cooling season ($15 million);
•
A $24 million decrease in sales to electric utility retail customers associated with economic and other usage factors;
•
A $19 million decrease in the fuel cost component of off-system sales; and
•
A $14 million decrease in sales to electric retail customers from the capital cost rider; partially offset by
•
A $29 million increase in sales to electric utility retail customers associated with growth; and
•
A $6 million increase associated with increased infrastructure cost recovery under the Natural Gas Rate Stabilization Act.

Fuel used in electric generation decreased 42%, primarily due to decreased fuel costs associated with electric utility customers ($396 million) and a decrease in fuel costs associated with off-system sales ($19 million), which are offset in operating revenue and do not impact net income.

Purchased power decreased 47%, primarily due to a decrease in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale decreased 44%, primarily due to a decrease in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 4%, primarily due to a decrease resulting from an updated joint ownership cost allocation study ($11 million), a decrease in materials and supplies expense ($10 million) and a decrease in salaries, wages and benefits and administrative expenses ($5 million).

Other income, net decreased 56%, primarily due to higher non-service costs related to pension and other postretirement benefits ($23 million) and a decrease in gains from the sale of certain utility and non-utility property ($13 million).

Interest charges increased 14%, primarily due to higher interest rates on intercompany borrowings, long-term debt and commercial paper borrowings ($51 million), partially offset by lower interest expense due to higher debt AFUDC ($13 million).

Income tax expense decreased 35%, primarily due to lower pre-tax income ($38 million) and a benefit associated with the effective settlement of an uncertain tax position ($11 million).

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $75 million and $83 million in the fair value of DESC’s commodity-based derivative instruments as of December 31, 2023 and 2022, respectively.

The impact of a change in energy commodity prices on DESC’s commodity-based derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled.

Interest Rate Risk

DESC manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for DESC, a hypothetical 10% increase in market interest rates would result in a $4 million and $5 million decrease in earnings at December 31, 2023 and 2022, respectively.

DESC also uses interest rate derivatives, including forward-starting swaps and interest rate swaps to manage interest rate risk. DESC had $71 million in aggregate notional amounts of these interest rate derivatives outstanding as of both December 31, 2023 and 2022. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $2 million and $3 million in the fair value of DESC’s interest rate derivatives at December 31, 2023 and 2022, respectively.

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

DESC recognized net investment gains (including investment income) on nuclear decommissioning trust investments of $25 million and $33 million for the years ended December 31, 2023 and 2022, respectively.

DESC participates in the SCANA sponsored pension plan that holds investments in trusts to fund employee benefit payments. DESC’s pension plan assets experienced aggregate actual returns (losses) of $66 million and $(161) million in 2023 and 2022, respectively, versus expected returns of $34 million and $49 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. A hypothetical 0.25% decrease in the assumed long-term rates of return on DESC’s plan assets would result in an increase in the following year’s net periodic cost of $1 million at both December 31, 2023 and 2022, respectively, for pension benefits.

Risk Management Policies

DESC has established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion Energy has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including DESC. Dominion Energy maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion Energy also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and DESC’s December 31, 2023 provision for credit losses, management believes that it is unlikely that a material adverse effect on DESC’s financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Dominion Energy South Carolina, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dominion Energy South Carolina, Inc. (an indirect, wholly-owned subsidiary of Dominion Energy, Inc.) and affiliates (“DESC”) at December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in common equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of DESC at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of DESC’s management. Our responsibility is to express an opinion on DESC’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to DESC in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
•
We read and evaluated orders issued by the South Carolina Commission, as well as relevant regulatory statutes, interpretations, procedural memorandums, filings made by interveners, existing laws and other publicly available information to assess whether this external information was properly considered by management in concluding upon the financial statement impacts of rate regulation. We have also inquired with counsel on relevant matters.
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

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 23, 2024

We have served as DESC’s auditor since 1945.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

At December 31,	2023	2022
(millions)
ASSETS
Utility plant in service	$15,500	$14,688
Accumulated depreciation and amortization	(5,557)	(5,335)
Construction work in progress	606	541
Nuclear fuel, net of accumulated amortization	229	204
Utility plant, net ($773 and $719 related to VIEs)	10,778	10,098
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	24	20
Assets held in trust, nuclear decommissioning	247	223
Nonutility property and investments, net	271	243
Current Assets:
Cash and cash equivalents	1	11
Receivables:
Customer, net of allowance for uncollectible accounts of $6 and $5	420	420
Affiliated and related party	4	2
Other	97	141
Inventories (at average cost):
Fuel	94	98
Gas storage	30	38
Materials and supplies	232	218
Prepayments	84	76
Regulatory assets	444	743
Other current assets(1)	23	49
Current assets held for sale	—	8
Total current assets ($89 and $92 related to VIEs)	1,429	1,804
Deferred Debits and Other Assets:
Regulatory assets	3,107	3,289
Affiliated receivables	4	—
Other(1)	268	315
Total deferred debits and other assets ($26 and $23 related to VIEs)	3,379	3,604
Total assets	$15,857	$15,749
(1)
See Note 16 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

At December 31,	2023	2022
(millions)
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,088	$4,088
Retained earnings	592	418
Accumulated other comprehensive loss	(1)	(2)
Total common equity	4,679	4,504
Noncontrolling interest	183	162
Total equity	4,862	4,666
Long-term debt, net	4,219	3,725
Affiliated long-term debt	—	230
Finance leases	4	6
Total long-term debt	4,223	3,961
Total capitalization	9,085	8,627
Current Liabilities:
Short-term borrowings	254	249
Securities due within one year	3	4
Accounts payable	180	297
Affiliated and related party payables	740	871
Customer deposits and customer prepayments	75	79
Taxes accrued	248	236
Interest accrued	79	75
Regulatory liabilities	205	251
Reserves for litigation and regulatory proceedings	3	94
Other	163	115
Total current liabilities	1,950	2,271
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,318	1,230
Asset retirement obligations	731	628
Pension and other postretirement benefits	115	114
Regulatory liabilities	2,579	2,785
Affiliated liabilities	—	19
Other	79	75
Total deferred credits and other liabilities	4,822	4,851
Commitments and Contingencies (see Note 12)
Total capitalization and liabilities	$15,857	$15,749

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2023	2022	2021
(millions)
Operating Revenue(1)	$3,028	$3,783	$3,146
Operating Expenses:
Fuel used in electric generation(1)	582	1,000	646
Purchased power(1)	72	137	116
Gas purchased for resale(1)	243	433	285
Other operations and maintenance	436	460	417
Other operations and maintenance – affiliated suppliers	163	164	189
Impairment of assets and other charges	3	6	320
Depreciation and amortization	531	507	486
Other taxes(1)	292	277	255
Total operating expenses	2,322	2,984	2,714
Operating income	706	799	432
Other income (expense), net	24	55	(2)
Interest charges, net of AFUDC of $20, $7 and $3(1)	250	220	192
Income before income tax expense	480	634	238
Income tax expense	85	131	9
Net Income	395	503	229
Other Comprehensive Income (Loss):
Deferred cost of employee benefit plans, net of tax of $-, $- and $-	1	(1)	1
Total Comprehensive Income	396	502	230
Comprehensive Income Attributable to Noncontrolling Interest	21	20	21
Comprehensive Income Available to Common Shareholder	$375	$482	$209
(1)
See Note 16 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2023	2022	2021
(millions)
Operating Activities
Net income	$395	$503	$229
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets and other charges	3	4	311
Deferred income taxes, net	88	255	117
Depreciation and amortization	531	507	486
Amortization of nuclear fuel	33	39	34
Other adjustments	(21)	(33)	14
Changes in certain assets and liabilities:
Receivables	5	(72)	(79)
Receivables – affiliated and related party	(2)	14	(15)
Inventories	(2)	(83)	(13)
Prepayments	(8)	(6)	13
Regulatory assets	334	(532)	(152)
Regulatory liabilities	(301)	(94)	(109)
Accounts payable	(68)	52	44
Accounts payable – affiliated and related party	(35)	59	(59)
Interest accrued	4	2	(22)
Taxes accrued	12	14	7
Pension and other postretirement benefits	2	(50)	(8)
Other assets and liabilities	49	(73)	(79)
Net cash provided by operating activities	1,019	506	719
Investing Activities
Property additions and construction expenditures	(957)	(697)	(758)
Proceeds from investments and sales or disposals of assets, including asset retirement costs	(42)	(19)	7
Purchase of investments	(4)	(5)	(9)
Short-term investments – affiliated	—	—	15
Other	5	6	(5)
Net cash used in investing activities	(998)	(715)	(750)
Financing Activities
Proceeds from issuance of debt	500	—	397
Repayment of long-term debt	—	—	(34)
Dividend to parent	(200)	(433)	(188)
Short-term borrowings, net	5	249	—
Short-term borrowings – affiliated, net	(326)	354	60
Return of capital to parent	—	—	(150)
Other	(10)	(4)	(5)
Net cash provided by (used in) financing activities	(31)	166	80
Net increase (decrease) in cash, restricted cash and equivalents	(10)	(43)	49
Cash, restricted cash and equivalents at beginning of period	11	54	5
Cash, restricted cash and equivalents at end of period	$1	$11	$54
Supplemental Cash Flow Information
Cash for:
Interest paid(1) (net of capitalized interest of $20, $7 and $3)	176	190	175
Income taxes paid	69	—	16
Income taxes received	—	130	—
Noncash investing and financing activities:(2)
Accrued construction expenditures	116	126	110
Operating leases	2	6	—
Contributed capital	—	72	149
(1)
Excludes amounts related to affiliated debt discussed in Note 6.
(2)
See Note 5 for noncash financing activities related to capital contributions associated with the settlement of litigation. See Note 12 for noncash investing activities related to the transfer of property associated with the settlement of litigation.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Non- controlling Interest	Total Equity
December 31, 2020	40	$4,017	$277	$(2)	$192	$4,484
Total comprehensive income available to common shareholder			208	1	21	230
Capital contribution from parent		149				149
Return of capital to parent		(150)				(150)
Dividend to parent			(150)		(38)	(188)
December 31, 2021	40	4,016	335	(1)	175	4,525
Total comprehensive income available to common shareholder			483	(1)	20	502
Capital contribution from parent		72				72
Dividend to parent			(400)		(33)	(433)
December 31, 2022	40	4,088	418	(2)	162	4,666
Total comprehensive income available to common shareholder			374	1	21	396
Dividend to parent			(200)			(200)
December 31, 2023	40	$4,088	$592	$(1)	$183	$4,862

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

Additionally, DESC purchases shared services from DES, an affiliated VIE that provides accounting, legal, finance and certain administrative and technical services to all Dominion Energy subsidiaries, including DESC. DESC has determined that it is not the primary beneficiary of DES as it does not have either the power to direct the activities that most significantly impact its economic performance or an obligation to absorb losses and benefits which could be significant to it. See Note 16 for amounts attributable to affiliates.

DESC reports certain contracts and instruments at fair value. See below and Note 9 for further information on fair value measurements.

DESC maintains pension and other postretirement benefit plans. See Note 11 for further information on these plans.

Certain amounts in the 2022 and 2021 Consolidated Financial Statements and Notes have been reclassified to conform to the 2023 presentation for comparative purposes; however, such reclassifications did not affect DESC’s net income, total assets, liabilities, equity or cash flows.

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

DESC calculated AFUDC using average composite rates of 5.3%, 2.7% and 2.6% for 2023, 2022 and 2021, respectively. These rates do not exceed the maximum rates allowed in the various regulatory jurisdictions. DESC capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

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

Provisions for depreciation and amortization are recorded using the straight-line method based on the estimated service lives of the various classes of property, and in most cases, include provisions for future cost of removal. The composite weighted average depreciation rates for utility plant by function were as follows:

Year Ended December 31,	2023	2022	2021(1)
(percent)
Generation	2.33	2.34	2.46
Transmission	2.54	2.36	2.56
Distribution	2.57	2.59	2.48
Storage	2.83	2.93	2.85
General and other	3.16	3.35	2.27
(1)
In 2021, a change in depreciation rates was approved in connection with the settlement of the electric base rate case, which resulted in a decrease to depreciation expense of $6 million for the year ended December 31, 2021, and $12 million annually thereafter.

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

Effective September 2021, DESC is authorized to collect $25 million annually through electric rates to offset certain turbine generator maintenance expenditures. Prior to September 2021, DESC was authorized to collect $18 million annually. For each of the years ended December 31, 2023, 2022 and 2021, DESC incurred $20 million for turbine generator maintenance.

Nuclear refueling outages are scheduled 18 months apart. As approved by the South Carolina Commission, DESC accrues $17 million annually for its portion of the nuclear refueling outages, that are scheduled to occur from the fall of 2021 through the fall of 2027 as well as unrecovered balances from the previous accrual cycle. Refueling outage costs incurred for which DESC was responsible totaled $26 million in 2023, $1 million in 2022 and $24 million in 2021.

Effective September 2021, DESC implemented a tree trimming and vegetation management accrual where costs associated with cyclical tree trimming and vegetation management are accrued over the five-year operating cycle DESC seeks to maintain for such activities. As approved by the South Carolina Commission, DESC accrues $28 million annually. In 2021, DESC accrued $9 million during the period the accrual was effective. During the years ended December 31, 2023, 2022 and 2021, DESC incurred costs totaling $31 million, $33 million and $9 million, respectively.

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

Nuclear Decommissioning

Based on a decommissioning cost study completed in 2020, DESC’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer, including the cost of decommissioning plant components both subject to and not subject to radioactive contamination, totals $808 million, stated in 2023 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer. The cost estimate assumes that the site will be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

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

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within DESC’s Consolidated Balance Sheets to the corresponding amounts reported within DESC’s Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021:

	Cash, Restricted Cash and Equivalents at End/Beginning of Year
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
(millions)
Cash and cash equivalents	$1	$11	$30	$5
Restricted cash and equivalents(1)	—	—	24	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$1	$11	$54	$5
(1)
Restricted cash and equivalent balances are presented within other current assets on the Consolidated Balance Sheets.

Receivables

Customer receivables reflect amounts due from customers arising from the delivery of energy or related services and include both billed and unbilled amounts earned pursuant to revenue recognition practices described in Note 4. Customer receivables are generally due within one month of receipt of invoices which are presented on a monthly cycle basis. Unbilled revenues totaled $176 million and $188 million at December 31, 2023 and 2022, respectively.

DESC sells electricity and natural gas and provides distribution and transmission services to customers in South Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of DESC’s customer base, which includes a large number of residential, commercial and industrial customers. Credit risk associated with accounts receivable is limited due to the large number of customers. DESC’s exposure to potential concentrations of credit risk results primarily from amounts due from Santee Cooper related to the jointly owned nuclear generating facility at Summer. Such receivables represented approximately 10% of DESC’s accounts receivable balance at December 31, 2023.

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

DESC recognizes positions taken, or expected to be taken, in income tax returns that are more-likely-than-not to be realized, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2023 and 2022, DESC had $62 million and $68 million, respectively, of unrecognized tax benefits.

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

DESC reflected benefits of $2 million and $21 million in interest expense in 2023 and 2021, respectively, and recognized a $7 million benefit in 2021 from the reversal of penalty expenses associated with the effective settlement of uncertain tax positions. Interest expense at DESC was $2 million in 2022. Interest income at DESC was less than $1 million in 2023, 2022 and 2021.

At December 31, 2023, DESC had an income tax-related affiliated payable of $15 million to Dominion Energy. This balance is expected to be paid to Dominion Energy.

At December 31, 2022, DESC had an income tax-related affiliated payable of $47 million to Dominion Energy. This balance was paid to Dominion Energy in 2023.

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

Derivative Instruments

DESC is exposed to the impact of market fluctuations in the price of electricity and natural gas it markets and purchases, as well as interest rate risk in its business operations. DESC uses derivative instruments such as physical forwards, options and swaps to manage commodity and/or interest rate risks of its business operations.

Derivative assets and liabilities are presented gross on DESC’s Consolidated Balance Sheets. Derivative contracts representing unrealized gain positions are reported as derivative assets. Derivative contracts representing unrealized losses are reported as derivative liabilities. All derivatives, except those for which an exception applies, are required to be reported in the Consolidated Balance Sheets at fair value. One of the exceptions to fair value accounting, normal purchases and normal sales, may be elected when the contract satisfies certain criteria, including a requirement that physical delivery of the underlying commodity is probable. Contracts for the future purchase of certain quantities of natural gas that no longer meet the criteria for the normal purchase normal sale exception are accounted for as derivative contracts. Expenses and revenues resulting from deliveries under normal purchase contracts and normal sales contracts, respectively, are included in earnings at the time of contract performance. See Fair Value Measurements below for additional information about fair value measurements and associated valuation methods for derivatives.

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

DESC does not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. DESC had margin assets of $1 million associated with cash collateral at December 31, 2022 as reflected in other current assets in the Consolidated Balance Sheets. DESC has no margin assets associated with cash collateral at December 31, 2023. DESC had no margin liabilities associated with cash collateral at December 31, 2023 and 2022. See Note 8 for further information about derivatives.

To manage price and interest rate risk, DESC holds derivative instruments that are not designated as hedges for accounting purposes. However, to the extent DESC does not hold offsetting positions for such derivatives, it believes these instruments represent economic hedges that mitigate its exposure to fluctuations in commodity prices or interest rates. All income statement activity, including amounts realized upon settlement, is presented in operating expenses and interest charges based on the nature of the underlying risk. For derivative instruments that are not accounted for as cash flow hedges, the cash flows from the derivatives are classified in operating cash flows.

Changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities. Realized gains or losses on the derivative instruments are generally recognized when the related transactions impact earnings.

DERIVATIVE INSTRUMENTS DESIGNATED AS HEDGING INSTRUMENTS

In accordance with accounting guidance pertaining to derivatives and hedge accounting, DESC designated a portion of its derivative instruments as cash flow hedges for accounting purposes. For derivative instruments that are accounted for as cash flow hedges, the cash flows from the derivatives and from the related hedged items are classified in operating cash flows.

Cash Flow Hedges- DESC used interest rate swaps to hedge its exposure to variable interest rates on long-term debt. For transactions in which DESC is hedging the variability of cash flows, changes in the fair value of the derivatives are reported in regulatory assets or liabilities. Any derivative gains or losses reported in regulatory assets or liabilities are reclassified to earnings when the forecasted item is included in earnings, or earlier, if it becomes probable that the forecasted transaction will not occur. For cash flow hedge transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable.

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

For options and contracts with option-like characteristics where observable pricing information is not available from external sources, DESC generally uses a model that considers time value, the volatility of the underlying commodities and other relevant assumptions when estimating fair value. For contracts with unique characteristics, DESC may estimate fair value using a discounted cash flow approach deemed appropriate in the circumstances and applied consistently from period to period. For individual contracts, the use of different valuation models or assumptions could have a significant effect on the contract’s estimated fair value.

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
•
Level 2-Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include commodity forwards and interest rate swaps.
•
Level 3-Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability. Instruments categorized in Level 3 for DESC consist of long-dated commodity derivatives and certain natural gas options.

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

Certain leases include one or more options to renew, with renewal terms that can extend the lease from one to 70 years. The exercise of renewal options is solely at DESC’s discretion and is included in the lease term if the option is reasonably certain to be exercised. A right-of-use asset and corresponding lease liability for leases with original lease terms of one year or less are not included in the Consolidated Balance Sheets, unless such leases contain renewal options that DESC is reasonably certain will be exercised.

The determination of the discount rate utilized has a significant impact on the calculation of the present value of the lease liability included in the Consolidated Balance Sheets. For DESC’s leased assets, the discount rate implicit in the lease is generally unable to be determined from a lessee perspective. As such, DESC uses internally-developed incremental borrowing rates as a discount rate in the calculation of the present value of the lease liability. The incremental borrowing rates are determined based on an analysis of DESC’s publicly available secured borrowing rates over various lengths of time that most closely correspond to DESC’s lease maturities.

New Accounting Standards

Segment Disclosures

In November 2023, the FASB issued revised accounting guidance for reportable segments. The revised guidance requires disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires disclosure of the title and position of the CODM. The revised guidance does not change how an entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented. DESC expects this revised guidance to only impact its disclosures with no impacts to its results of operations, cash flows or financial condition.

Income Tax Disclosures

In December 2023, the FASB issued revised accounting guidance for income taxes. The revised guidance requires disclosure of disaggregated information about an entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted and allows either prospective or retrospective application. DESC expects this revised guidance to only impact its disclosures with no impacts to its results of operations, cash flows or financial condition.

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

Electric – Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In February 2023, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2023, along with a requested decrease to DESC’s variable environmental and avoided capacity cost component. The net effect of the proposal is an annual increase of $176 million. In March 2023, DESC, the South Carolina Office of Regulatory Staff and another party of record filed a stipulation with the South Carolina Commission for approval to reduce the base fuel cost component reflecting a subsequent decrease in current fuel prices, resulting in a net annual increase of $121 million. In April 2023, the South Carolina Commission voted to approve the stipulation, with rates effective May 2023.

In February 2024, DESC filed with the South Carolina Commission a proposal to decrease the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2024. In addition, DESC proposed an increase to its variable environmental and avoided capacity cost component. The net effect is a proposed annual decrease of $315 million. This matter is pending.

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

Electric – Other

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2023, DESC filed an application with the South Carolina Commission seeking approval to recover $46 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2023. In April 2023, the South Carolina Commission approved the request, effective with the first billing cycle of May 2023. In January 2024, DESC filed an application with the South Carolina Commission seeking approval to recover $47 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2024. This matter is pending.

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In April 2023, the South Carolina Commission approved DESC’s requested adjustment to this rider to increase annual revenue by $24 million. In February 2024, DESC requested that the South Carolina Commission approve an adjustment to this rider to increase annual revenue by $9 million. This matter is pending.

Natural Gas Rates

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

DESC’s natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred, including transportation costs. DESC’s gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the South Carolina Commission.

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

At December 31,	2023	2022
(millions)
Regulatory assets:
NND Project costs(1)	$138	$138
AROs(2)	44	8
Deferred employee benefit plan costs(3)	11	4
Other unrecovered plant(4)	19	17
DSM programs(5)	22	21
Cost of fuel and purchased gas under-collections(6)	154	508
Other	56	47
Regulatory assets - current	444	743
NND Project costs(1)	1,949	2,088
AROs(2)	379	381
Deferred employee benefit plan costs(3)	118	161
Interest rate hedges(7)	168	169
Other unrecovered plant(4)	66	58
DSM programs(5)	46	41
Environmental remediation costs(8)	34	37
Deferred storm damage costs(9)	40	43
Deferred transmission operating costs(10)	74	75
Derivatives(11)	103	105
Other(12)	130	131
Regulatory assets - noncurrent	3,107	3,289
Total regulatory assets	$3,551	$4,032
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	37	34
Reserve for refunds to electric utility customers(15)	83	100
Derivatives(11)	12	43
Other	6	7
Regulatory liabilities - current	205	251
Monetization of guaranty settlement(13)	635	702
Income taxes refundable through future rates(14)	839	871
Asset removal costs(16)	633	596
Reserve for refunds to electric utility customers(15)	237	325
Derivatives(11)	229	276
Other	6	15
Regulatory liabilities - noncurrent	2,579	2,785
Total regulatory liabilities	$2,784	$3,036
(1)
Reflects expenditures associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from electric service customers over a 20-year period ending in 2039.
(2)
Represents uncollected costs, including deferred depreciation and accretion expense related to legal obligations associated with the future retirement of generation, transmission and distribution properties. The AROs primarily relate to DESC’s electric generating facilities, including Summer, and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 105 years.
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
(8)
Reflects amounts associated with the assessment and clean-up of sites currently or formerly owned by DESC. Such remediation costs are expected to be recovered over periods of up to 25 years. See Note 12 for additional information.
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
(12)
Various other regulatory assets are expected to be recovered through rates over varying periods through 2078.
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

4. OPERATING REVENUE

DESC’s operating revenue consists of the following:

Year Ended December 31,	2023		2022		2021
(millions)	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$1,160	$268	$1,375	$303	$1,211	$245
Commercial	820	129	968	184	834	133
Industrial	372	77	533	166	424	103
Other	150	24	203	23	157	25
Revenues from contracts with customers	2,502	498	3,079	676	2,626	506
Other revenues	27	1	27	1	13	1
Total Operating Revenues	$2,529	$499	$3,106	$677	$2,639	$507

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $7 million and $12 million at December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, DESC recognized revenue of $9 million and $6 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

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

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	2023	2022
Beginning balance	$9	$11
Additional costs	3	—
Amortization	(1)	(2)
Ending balance	$11	$9

5. EQUITY

For all periods presented, DESC’s authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC’s authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

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

DESC’s bond indenture under which it issues first mortgage bonds contains provisions that could limit the payment of cash dividends on its common stock. DESC’s bond indenture permits the payment of dividends on DESC’s common stock only either (1) out of its Surplus (as defined in the bond indenture) or (2) in case there is no Surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, pursuant to the SCANA Merger Approval Order, the amount of any DESC dividends paid must be reasonable and consistent with the long-term payout ratio of the electric utility industry and gas distribution industry.

At December 31, 2023, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the established threshold.

6. LONG-TERM AND SHORT-TERM DEBT

Long-term debt by type with related weighted-average coupon rates and maturities at December 31, 2023 and 2022 is as follows:

At December 31,	2023 Weighted- average Coupon(1)	2023	2022
(millions, except percentages)
DESC:
First Mortgage Bonds, 2.30% to 6.625%, due 2028 to 2065	5.23%	$4,134	$3,634
Tax-Exempt Financings:(2)
Variable rate due 2038	3.87%	35	35
3.625% and 4.00%, due 2028 and 2033	3.90%	54	54
Other	3.61%	1	1
GENCO:
Tax-Exempt Financing, variable rate due 2038	3.87%	33	33
Affiliated note, 3.05% due 2024	3.05%	230	230
Total principal		4,487	3,987
Affiliated and related party payables		(230)	—
Unamortized discount, premium and debt issuance costs, net		(38)	(32)
Finance leases		4	6
Total long-term debt		$4,223	$3,961
(1)
Represents weighted-average coupon rates for debt outstanding as of December 31, 2023.
(2)
Industrial revenue bonds totaling $68 million are secured by letters of credit that expire, subject to renewal, in the fourth quarter of 2024.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2023, were as follows:

(millions, except percentages)	2024	2025	2026	2027	2028	Thereafter	Total
First Mortgage Bonds	$—	$—	$—	$—	$53	$4,081	$4,134
Tax-Exempt Financings	—	—	—	—	39	83	122
Other	230	—	—	—	—	1	231
Total	$230	$—	$—	$—	$92	$4,165	$4,487
Weighted-average coupon	3.05%				4.14%	5.22%

Substantially all of DESC’s electric utility plant is pledged as collateral in connection with long-term debt.

DESC is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding Bonds and Bonds to be issued (Bond Ratio). For the year ended December 31, 2023, the Bond Ratio was approximately 5.

Short-Term Debt

DESC’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility, which can be used for working capital, as support for the combined commercial paper programs of DESC, Dominion Energy, Virginia Power and Questar Gas, and for other general corporate purposes.

DESC’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, were as follows:

(millions)	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit
At December 31, 2023
Joint revolving credit facility(2)	$1,000	$254	$—
At December 31, 2022
Joint revolving credit facility(2)	$1,000	$249	$—
(1)
The weighted average interest rate of the outstanding commercial paper supported by the credit facility was 5.70% and 4.76% at December 31, 2023 and 2022, respectively.
(2)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At December 31, 2023, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

In March 2023, FERC granted DESC authority through March 2025 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. At December 31, 2023, DESC had issued $254 million in commercial paper under its joint credit facility with Dominion Energy as disclosed above and had drawn on $135 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization. In addition, in March 2023, FERC granted GENCO authority through March 2025 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. At December 31, 2023, GENCO had drawn on $34 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2024.

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $200 million and $400 million, respectively. At December 31, 2023 and 2022, DESC, GENCO and Fuel Company

collectively had borrowings outstanding under these agreements totaling $442 million and $769 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the years ended December 31, 2023, 2022 and 2021, DESC recorded interest charges of $53 million, $19 million and less than $1 million, respectively.

Fuel Company and GENCO participated in a SCANA utility money pool until January 2021, when that utility money pool was closed. Money pool borrowings and investments bore interest at short-term market rates. For the year ended December 31, 2021 DESC recorded interest income from money pool transactions of less than $1 million, and for the same period DESC recorded interest expense from money pool transactions of less than $1 million.

7. INCOME TAXES

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. The interpretation of tax laws involves uncertainty since tax authorities may interpret the laws differently. DESC is routinely audited by federal and state tax authorities. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows, and adjustments to tax-related assets and liabilities could be material.

As indicated in Note 2, DESC’s operations, including accounting for income taxes, are subject to regulatory accounting treatment. See Note 3 for additional information and current year developments.

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

Year Ended December 31,	2023	2022	2021
(millions)
Current:
Federal	$91	$(69)	$(52)
State	(70)	(3)	(39)
Total current expense (benefit)	21	(72)	(91)
Deferred:
Federal
Taxes before operating loss carryforwards and investment tax credits	(72)	135	61
Tax utilization expense (benefit) of operating loss carryforwards	43	33	34
State	95	36	7
Total deferred expense	66	204	102
Investment tax credits	(2)	(1)	(2)
Total income tax expense	$85	$131	$9

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

For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Year Ended December 31,	2023	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.1	4.7	5.6
AFUDC - equity	—	—	(0.4)
Amortization of federal investment tax credits	(0.3)	(0.2)	(0.6)
Reversal of excess deferred income taxes	(4.7)	(4.6)	(8.1)
Changes in unrecognized tax benefits	(2.2)	—	(15.8)
Prior period adjustments	—	—	1.6
Other	(0.2)	(0.2)	0.5
Effective tax rate	17.7%	20.7%	3.8%

DESC’s 2023 effective tax rate reflects an income tax benefit of $11 million from the effective settlement of a position that management believed was reasonably possible to occur.

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

DESC’s deferred income taxes consist of the following:

At December 31,	2023	2022
(millions)
Deferred income taxes:
Total deferred income tax assets	$728	$892
Total deferred income tax liabilities	2,033	2,107
Total net deferred income tax liabilities	$1,305	$1,215
Total deferred income taxes:
Depreciation method and plant basis differences	$1,203	$1,164
Excess deferred income taxes	(212)	(219)
Unrecovered nuclear plant cost	450	479
DESC rate refund	(67)	(89)
Toshiba Settlement	(147)	(162)
Nuclear decommissioning	(51)	(44)
Deferred state income taxes	274	275
Federal benefit of deferred state income taxes	(60)	(60)
Deferred fuel, purchased energy and gas costs	32	107
Pension benefits	35	51
Other postretirement benefits	(17)	(32)
Loss and credit carryforwards	(185)	(313)
Other	50	58
Total net deferred income tax liabilities	$1,305	$1,215
Deferred investment tax credits	13	15
Total deferred taxes and deferred investment tax credits	$1,318	$1,230

At December 31, 2023, DESC had the following deductible loss and credit carryforwards:

(millions)	Deductible Amount	Deferred Tax Asset	Expiration Period
Federal losses	$533	$112	2037
Federal production and other credits	—	30	2041-2043
State losses	878	44	2037-2042
State investment and other credits	—	37	2026-2031
Total	$1,411	$223

A reconciliation of changes in DESC’s unrecognized tax benefits follows:

(millions)	2023	2022	2021
Balance at January 1,	$68	$62	$138
Increases-prior period positions	5	6	6
Decreases-prior period positions	(11)	(1)	(57)
Increases-current period positions	—	1	1
Settlements with tax authorities	—	—	(26)
Balance at December 31,	$62	$68	$62

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations. If recognized, all the unrecognized tax benefits would impact the effective tax rate.

The statute is closed for IRS examination of years prior to 2013. The IRS is currently examining DESC’s federal returns from 2013 through 2017. DESC is no longer subject to state and local income tax examinations by tax authorities for years prior to 2020.

It is reasonably possible that these unrecognized tax benefits may decrease by $27 million within the next twelve months. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by $14 million. Otherwise, with regard to 2023 and prior years, DESC cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2024.

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

Cash collateral is used in the table below to offset derivative assets and liabilities. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of December 31, 2023 and 2022, DESC would have been required to post $4 million and $1 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. DESC had not posted any collateral at December 31, 2023 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. DESC had posted $1 million of collateral at December 31, 2022 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of December 31, 2023 and 2022 was $4 million and $2 million, respectively, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid. DESC’s commodity derivative assets are not subject to a master netting agreement or similar arrangement.

	December 31, 2023				December 31, 2022
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Interest rate contracts:
Over-the-counter	$—	$—	$—	$—	$1	$—	$—	$1
Total derivatives	$—	$—	$—	$—	$1	$—	$—	$1

	December 31, 2023				December 31, 2022
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$4	$—	$—	$4	$2	$—	$1	$1
Total derivatives	$4	$—	$—	$4	$2	$—	$1	$1

Volumes

The following table presents the volume of derivative activity at December 31, 2023. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

(millions)	Current	Noncurrent
Electricity (MWh):
Fixed price	2	22
Interest rate(1)	$—	$71
(1)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At December 31, 2023
Current Assets
Commodity	$—	$9	$9
Total current derivative assets (1)	—	9	9
Noncurrent Assets
Commodity	—	167	167
Total noncurrent derivative assets (2)	—	167	167
Total derivative assets	$—	$176	$176
Noncurrent Liabilities
Interest rate	$—	$4	$4
Total noncurrent derivative liabilities(3)	—	4	4
Total derivative liabilities	$—	$4	$4
At December 31, 2022
Current Assets
Commodity	$—	$41	$41
Total current derivative assets (1)	—	41	41
Noncurrent Assets
Commodity	—	210	210
Interest rate	—	1	1
Total noncurrent derivative assets (2)	—	211	211
Total derivative assets	$—	$252	$252
Noncurrent Liabilities
Interest rate	2	—	2
Total noncurrent derivative liabilities(3)	2	—	2
Total derivative liabilities	$2	$—	$2
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

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Year ended December 31, 2023
Derivative type and location of gains (losses):
Interest rate	$—
Total	$—
Year Ended December 31, 2022
Derivative type and location of gains (losses):
Interest rate	$11
Total	$11
Year Ended December 31, 2021
Derivative type and location of gains (losses):
Interest rate	$9
Total	$9
(1)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

Derivatives Not designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2023	2022	2021
Derivative type and location of gains (losses):
Commodity:
Purchased power	$6	$77	$8
Interest rate:
Interest charges	(2)	(2)	(2)
Total	$4	$75	$6
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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at December 31, 2023. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)
Assets
Physical forwards:
Electricity	$176	Discounted cash flow	Market price (per MWh)(2)	27-94	48
Total assets	$176
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

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2023
Assets
Commodity	$—	$—	$176	$176
Total assets	$—	$—	$176	$176
Liabilities
Interest rate	$—	$4	$—	$4
Total liabilities	$—	$4	$—	$4
At December 31, 2022
Assets
Commodity	$—	$—	$251	$251
Interest rate	—	1	—	1
Total assets	$—	$1	$251	$252
Liabilities
Interest rate	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2

The following table presents the net change in DESC’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	2023	2022	2021
(millions)
Balance at January 1,	$251	$148	$—
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	6	77	8
Included in regulatory assets/liabilities	(75)	103	148
Settlements	(6)	(77)	(8)
Balance at December 31,	$176	$251	$148

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the years ended December 31, 2023, 2022 and 2021.

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

At December 31,	2023		2022
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$4,219	$4,301	$3,725	$3,614
Affiliated long-term debt(3)	230	230	230	230

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions, if any, included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium.
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

The legal obligations associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation relate primarily to DESC’s regulated utility operations. As of December 31, 2023 and 2022, DESC has recorded AROs of $311 million and $299 million, respectively, for nuclear plant decommissioning. In addition, DESC has recorded AROs of $420 million and $329 million at December 31, 2023 and 2022, respectively, for other conditional obligations primarily related to other generation and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of precision, particularly since such payments will be made many years in the future.

A reconciliation of the beginning and ending aggregate carrying amount of AROs is as follows:

(millions)	2023	2022
Beginning balance	$628	$599
Liabilities incurred	7	6
Liabilities settled	(14)	(1)
Accretion expense	29	26
Revisions in estimated cash flows(1)	81	(2)
Ending balance	$731	$628
(1)
In 2023, there was an increase in estimated costs associated with certain coal-fired generating units, including revisions following the approval of closure plans for a facility previously taken out of service.

11. EMPLOYEE BENEFIT PLANS AND EQUITY COMPENSATION PLAN

Pension and Other Postretirement Benefit Plans

SCANA sponsors a noncontributory defined benefit pension plan covering regular, full-time employees hired before January 1, 2014. DESC participates in SCANA’s pension plan. SCANA’s policy has been to fund the plan as permitted by applicable federal income tax regulations, as determined by an independent actuary.

The pension plan provides benefits under a cash balance formula for employees hired before January 1, 2000 who elected that option and all eligible employees hired subsequently through December 31, 2013. Under the cash balance formula, benefits accumulate as a result of compensation credits and interest credits. Employees hired before January 1, 2000 who elected to remain under the final average pay formula earn benefits based on years of credited service and the employee’s average annual base earnings received during the last three years of employment. Benefits under the final average pay formula continued to accrue through December 31, 2023, after which date eligible participants began accruing benefits under the cash balance formula.

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

	Pension Benefits		Other Postretirement Benefits
(millions)	2023	2022	2023	2022
Beginning balance	$580	$702	$121	$171
Service cost	8	8	1	1
Interest cost	33	21	8	6
Amendments	1	—	—	—
Actuarial (gain) loss	1	(105)	1	(44)
Benefits paid	(39)	(46)	(11)	(13)
Ending balance	$584	$580	$120	$121

The accumulated benefit obligation for pension benefits for DESC was $579 million and $578 million at December 31, 2023 and 2022, respectively. The accumulated pension benefit obligation differs from the projected pension benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Annual discount rate used to determine benefit obligation	5.39%	5.69%	5.42%	5.70%
Assumed annual rate of future salary increases for projected benefit obligation	3.54%	3.93%	N/A	N/A
Crediting interest rate for cash balance plans	4.14%	4.44%	N/A	N/A

DESC’s pension benefit obligations include a loss of $1 million in 2023 resulting primarily from a $10 million loss due to a decrease in the discount rate that was offset by a $9 million gain from other experience. DESC’s pension benefit obligations include a gain of $105 million in 2022 resulting primarily from an increase in the discount rate and a completed experience study. Actuarial losses recognized in DESC’s other postretirement benefit obligations include a $1 million loss in 2023 resulting from a $4 million loss due to a decrease in the discount rate that was offset by a $3 million gain from other experience. Actuarial gains recognized in DESC’s other postretirement benefit obligations include a $44 million gain in 2022 resulting from an increase in the discount rate.

A 7.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2023. The rate was assumed to decrease gradually to 5.0% in 2031 and to remain at that level thereafter.

Funded Status

	Pension Benefits		Other Postretirement Benefits
At December 31,	2023	2022	2023	2022
(millions)
Fair value of plan assets	$588	$561	$—	$—
Benefit obligation	584	580	120	121
Funded status	$4	$(19)	$(120)	$(121)

Amounts recognized on the consolidated balance sheets were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2023	2022	2023	2022
(millions)
Noncurrent assets	$4	$—	$—	$—
Current liability	—	—	(11)	(11)
Noncurrent liability	—	(19)	(109)	(110)

Amounts recognized in AOCI were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2023	2022	2023	2022
(millions)
Net actuarial (gain) loss	$2	$3	$(1)	$(1)

Amounts recognized in regulatory assets were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2023	2022	2023	2022
(millions)
Net actuarial (gain) loss	$126	$164	$(41)	$(46)
Prior service cost	1	—	—	—
Total	$127	$164	$(41)	$(46)

In connection with the joint ownership of Summer, costs related to pensions attributable to Santee Cooper as of both December 31, 2023 and 2022 totaled $19 million and $21 million and were recorded within deferred debits. Costs related to other postretirement benefits attributable to Santee Cooper as of December 31, 2023 and 2022 totaled $10 million and $9 million were recorded within deferred debits.

Changes in Fair Value of Plan Assets

	Pension Benefits
At December 31,	2023	2022
(millions)
Beginning balance	$561	$768
Actual return (loss) on plan assets	66	(161)
Benefits paid	(39)	(46)
Ending balance	$588	$561

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

DESC’s overall objective for investing its pension plan assets is to achieve appropriate long-term rates of return commensurate with prudent levels of risk. To minimize risk, funds are diversified among asset classes, securities, active and passive investment strategies and investment advisors. The strategic target asset allocations for DESC’s pension fund are: 45% global equities, 53% fixed income and 2% cash. Global equities include investments in U.S. and non-U.S. companies, developed and emerging markets and small and large cap companies. The split between U.S. and non-U.S. companies is roughly 60% U.S./40% Non-U.S. Fixed income includes investments in corporate debt instruments of companies from diversified industries and U.S. Treasuries. Equity and fixed income investments are in individual securities, mutual funds and exchange traded funds.

DESC also utilizes commingled funds/collective trust funds as an investment vehicle for its defined benefit plans. A commingled fund/collective trust fund is a pooled fund operated by a bank, trust company, or investment firm for investment of the assets of various organizations and individuals in a diversified portfolio. Commingled funds/collective trust funds are funds of grouped assets that follow various investment strategies.

For 2024, the expected long-term rate of return on assets will be 7.00%. DESC determines the expected long-term rates of return on plan assets for its pension plans by using a combination of:

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
•
Investment allocation of plan assets.

Fair Value Measurements

Assets held by the pension plan are measured at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2023 and 2022, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

At December 31,	2023				2022
(millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4	$1	$—	$5	$—	$2	$—	$2
Corporate debt instruments	—	137	—	137	—	137	—	137
Government and other debt instruments	—	14	—	14	—	18	—	18
Total recorded at fair value	$4	$152	$—	$156	$—	$157	$—	$157
Assets recorded at NAV(1)
Commingled funds/collective trust funds				436				417
Total recorded at NAV				$436				$417
Total investments(2)				$592				$574
(1)
These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(2)
Excludes net assets related to pending sales of securities of $1 million, net accrued income of $1 million, and includes net assets related to pending purchases of securities of $6 million at December 31, 2023. Excludes net assets related to pending sales of securities of $1 million, net accrued income of $1 million, and includes net assets related to pending purchases of securities of $15 million at December 31, 2022.

For purposes of calculating NAV, portfolio securities and other assets for which market quotes are readily available are valued at market value. Short-term investment vehicles are funds that invest in short-term fixed income instruments and are valued using observable prices of the underlying fund assets based on trade data for identical or similar securities. U.S. Treasury securities are valued using quoted market prices or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Corporate debt instruments and government and other debt instruments are valued based on recently executed transactions, using quoted market prices, or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. In addition, corporate debt instruments include investments in open-end mutual funds registered with the SEC that invest in corporate debt instruments. Commingled funds/common collective trust assets are valued at NAV, which are determined based on the unit values of the trust funds. Unit values are determined by the organization sponsoring such funds by dividing the funds’ net assets at fair value by the units outstanding at each valuation date.

Expected Cash Flows

Total benefits expected to be paid from the pension plan or company assets for the other postretirement benefits plan (net of participant contributions), respectively, are as follows:

Expected Benefit Payments

(millions)	Pension Benefits	Other Postretirement Benefits
2024	$47	$11
2025	47	11
2026	45	11
2027	44	11
2028	46	11
2029 - 2033	236	55

Pension Plan Contributions

Under its funding policies, DESC evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, DESC determines the amount of contributions for the current year, if any, at that time. DESC made no contributions to the pension trust in 2023, 2022 or 2021. DESC expects to make $8 million of minimum required contributions to its qualified pension plan in 2024 and expects to receive reimbursement for such contributions from Santee Cooper.

Net Periodic Benefit Cost

Net periodic benefit cost is recorded utilizing beginning of the year assumptions. Disclosures required for these plans are set forth in the following tables.

Components of Net Periodic Benefit (Credit) Cost

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2023	2022	2021	2023	2022	2021
(millions)
Service cost	$8	$8	$9	$1	$1	$1
Interest cost	33	21	20	8	6	6
Expected return on assets	(34)	(49)	(48)	—	—	—
Amortization of actuarial losses (gains)	12	1	6	(4)	—	—
Net periodic benefit (credit) cost	$19	$(19)	$(13)	$5	$7	$7

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

Other changes in plan assets and benefit obligations recognized in other comprehensive income (net of tax) were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2023	2022	2021	2023	2022	2021
(millions)
Current year actuarial (gain) loss	$(1)	$2	$(3)	$—	$(1)	$—
Total recognized in other comprehensive income	$(1)	$2	$(3)	$—	$(1)	$—

Other changes in plan assets and benefit obligations recognized in regulatory assets were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2023	2022	2021	2023	2022	2021
(millions)
Current year actuarial (gain) loss	$(27)	$95	$(39)	$2	$(41)	$(6)
Amortization of actuarial gain (loss)	(11)	(1)	(5)	3	—	—
Current year prior service cost	1	—	—	—	—	—
Total recognized in regulatory assets	$(37)	$94	$(44)	$5	$(41)	$(6)

Significant assumptions used in determining net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2023	2022	2021	2023	2022	2021
Discount rate	5.69%	3.06%	2.73%	5.70%	3.11%	2.80%
Expected return on plan assets	7.00%	7.00%	7.00%	n/a	n/a	n/a
Rate of compensation increase	3.93%	3.71%	4.52%	n/a	n/a	n/a
Crediting interest rate for cash balance plans	4.44%	1.81%	1.93%	n/a	n/a	n/a
Health care cost trend rate				7.00%	6.25%	6.25%
Ultimate health care cost trend rate				5.00%	5.00%	5.00%
Year achieved				2030	2026-2027	2025-2026

Participation in Dominion Energy Defined Benefit Plans

Effective January 2021, eligible DESC employees hired after 2013 began accruing benefits under a cash balance formula within the Dominion Energy Pension Plan, a qualified defined benefit pension plan sponsored by Dominion Energy. In addition, DESC employees hired in 2021 prior to July 2021 are covered by the Dominion Energy Pension Plan. As a participating employer, DESC is subject to Dominion Energy’s funding policy, which is to contribute annually an amount that is in accordance with ERISA. DESC made no contributions to the Dominion Energy Pension Plan during 2023. DESC made contributions of less than $1 million to the Dominion Energy Pension Plan during 2022. DESC made no contributions to the Dominion Energy Pension Plan during 2021. DESC’s net periodic pension cost related to this plan was $2 million, $1 million, and $3 million in 2023, 2022, and 2021, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in DESC’s Consolidated Statements of Income. The funded status of various Dominion Energy subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Energy subsidiaries. During 2023 and 2022, DESC’s pension and other postretirement benefits obligation includes $6 million and $4 million, respectively, for amounts due to Dominion Energy related to this plan.

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

401(k) Retirement Savings Plan

Effective January 2021, DESC participates in a defined contribution savings plan sponsored by Dominion Energy. Previously, DESC had participated in a defined contribution plan sponsored by SCANA, which was merged into the Dominion Energy plan in December 2020. DESC recognized employer matching contributions of $14 million, $13 million, and $11 million in 2023, 2022, and 2021, respectively.

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

Air

The CAA, as amended, is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation’s air quality. At a minimum, states are required to establish regulatory programs to meet applicable requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Many of DESC’s facilities are subject to the CAA’s permitting and other requirements.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. In the fourth quarter of 2023, DESC completed the majority of remediation activities at one site. DESC anticipates the remaining activities at that site will be completed by 2025 at an estimated cost of $6 million, after which the site will continue to incur ongoing maintenance and monitoring obligations. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of December 31, 2023, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $35 million and are included in regulatory assets.

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

Claims and Litigation

The following describes certain legal proceedings involving DESC relating primarily to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, DESC is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which DESC is able to reasonably estimate a probable loss, the Consolidated Balance Sheets at December 31, 2022 include reserves of $94 million, and insurance receivables of $68 million, included within other receivables. The balance at December 31, 2022 includes $68 million of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which were pending. The Consolidated Balance Sheets at December 31, 2023 included an inconsequential amount of reserves primarily related to personal injury or wrongful death cases. For the years ended December 31, 2023 and 2022, charges included in DESC’s Consolidated Statements of Comprehensive Income were inconsequential. DESC’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2021 includes charges of $70 million ($53 million after-tax), within impairment of assets and other charges, reflected in the Corporate and Other segment.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement, resulting in a gain of $19 million ($14 million after-tax) recorded in other income (expense), net in DESC’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2022. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR, resulting in an inconsequential gain. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in other income (expense), net (reflected in the Corporate and Other segment) in DESC’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2023. In June 2023, DESC transferred the remaining utility property with a fair value of $11 million to the SCDOR resulting in a gain of $11 million ($8 million after-tax), recorded in other income (expense), net (reflected in the Corporate and Other segment) in DESC’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2023. In July 2023, DESC made a less than $1 million cash payment to the SCDOR to fully satisfy its remaining obligation, including applicable interest, under the settlement agreement.

Matters Fully Resolved Prior to 2023 Impacting the Consolidated Financial Statements

Ratepayer Class Actions

In May 2018, a consolidated complaint against DESC, SCANA and the State of South Carolina was filed in the State Court of Common Pleas in Hampton County, South Carolina (the DESC Ratepayer Case). The plaintiffs alleged, among other things, that DESC was negligent and unjustly enriched, breached alleged fiduciary and contractual duties and committed fraud and misrepresentation in failing to properly manage the NND Project, and that DESC committed unfair trade practices and violated state anti-trust laws. In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement. The court entered an order granting final approval of the settlement in June 2019, which became effective in July 2019. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC establish an escrow account and proceeds from the escrow account would be distributed to the plaintiffs, after payment of certain taxes, attorneys’ fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the plaintiffs estimated to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. Through August 2020, property, plant and equipment with a net recorded value of $22 million had been transferred to the plaintiffs in coordination with the court-appointed real estate trustee to satisfy the settlement agreement. In September 2020, the court entered an order approving a final resolution of the transfer of real estate or sales proceeds with a cash contribution of $38.5 million by DESC and the conveyance of property, plant and equipment with a net recorded value of $3 million, which was completed by DESC in October 2020. In December 2021, the court approved a motion for and DESC completed the repurchase of $8 million of property, plant and equipment previously transferred to the plaintiffs.

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

Nuclear Insurance

Under Price-Anderson, DESC (for itself and on behalf of Santee-Cooper) maintains agreements of indemnity with the U.S. Nuclear Regulatory Commission that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Summer. Price-Anderson provides funds up to $16.2 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $450 million by American Nuclear Insurers with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is liable for up to $166 million per reactor owned for each nuclear incident occurring at any reactor in the U.S., provided that not more than $25 million of the liability per reactor would be assessed per year. DESC’s maximum assessment, based on its two-thirds ownership of Summer, would be $111 million per incident, but not more than $15 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

DESC currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Summer for property damage and outage costs up to $1.06 billion resulting from an event of nuclear origin and up to $1 million resulting from an event of a non-nuclear origin. The NEIL policies in aggregate, are subject to a maximum loss of $1.06 billion for any single loss occurrence. The NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, DESC’s portion of the retrospective premium assessment would not exceed $12 million. DESC currently maintains an excess property insurance policy (for itself and on behalf of Santee Cooper) with EMANI. The policy provides coverage to Summer for property damage and outage costs up to $1 million resulting from an event of a non-nuclear origin. The EMANI policy permits retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, DESC’s portion of the retrospective premium assessment would not exceed an inconsequential amount.

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from an incident at Summer exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that DESC’s rates would not recover the cost of any purchased replacement power, DESC will retain the risk of loss as a self-insurer. DESC has no reason to anticipate a serious nuclear or other incident. However, if such an incident were to occur, it likely would have a material impact on DESC’s results of operations, cash flows and financial position.

Spent Nuclear Fuel

The Nuclear Waste Policy Act of 1982 required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998, and it imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. DESC entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. By mutual agreement of the parties, damage award payments and settlement payments are made until the DOE has accepted the same amount of spent fuel from the facility as if it has fully performed its contractual obligations. In 2023, DESC received payment of $6 million for resolution of its share of claims incurred at Summer for the period of January 1, 2022 through December 31, 2022. In 2022, DESC received payment of $1 million for resolution of its share of claims incurred at Summer for the period of January 1, 2021 through December 31, 2021. In 2021, DESC received payment of $1 million for resolution of its share of claims incurred at Summer for the period of January 1, 2020 through December 31, 2020. As of December 31, 2023, the federal government has not accepted any spent fuel from Summer, and it remains unclear when the repository may become available. DESC has constructed an independent spent fuel storage installation to accommodate the spent nuclear fuel output for the life of Summer. DESC may evaluate other technology as it becomes available.

Long-Term Purchase Agreements

At December 31, 2023, DESC had the following long-term commitments that are noncancelable or cancelable only under certain conditions, and that a third party that will provide the contracted goods or services has used to secure financing.

(millions)	2024	2025	2026	2027	2028	Thereafter	Total
Purchased electric capacity(1)(2)	$77	$77	$80	$81	$81	$517	$913

(1)
Includes affiliated amounts with certain solar facilities of $185 million.
(2)
Commitments represent estimated amounts payable for energy under power purchase contracts with qualifying facilities which expire at various dates through 2040. Energy payments are generally based on fixed dollar amounts per month and totaled $70 million in 2023, $75 million in 2022 and $73 million in 2021.

Surety Bonds

At December 31, 2023, DESC had purchased $24 million of surety bonds. Under the terms of surety bonds, DESC is obligated to indemnify the respective surety bond company for any amounts paid.

13. LEASES

At December 31, 2023 and 2022, DESC had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

At December 31,	2023	2022
(millions)
Lease assets:
Operating lease assets(1)	$18	$20
Finance lease assets(2)	6	9
Total lease assets	$24	$29
Lease liabilities:
Operating lease - current(3)	$2	$3
Operating lease - noncurrent(4)	17	18
Finance lease - current(5)	3	4
Finance lease - noncurrent	4	6
Total lease liabilities	$26	$31

(1)
Included in other deferred debits and other assets in the Consolidated Balance Sheets.
(2)
Included in utility plant, net, in the Consolidated Balance Sheets, net of $17 million and $20 million of accumulated amortization at December 31, 2023 and December 31, 2022, respectively.
(3)
Included in other current liabilities in the Consolidated Balance Sheets.
(4)
Included in other deferred credits and other liabilities in the Consolidated Balance Sheets.
(5)
Included in securities due within one year in the Consolidated Balance Sheets.

For the years ended December 31, 2023, 2022 and 2021, total lease cost consisted of the following:

Year Ended December 31,	2023	2022	2021
(millions)
Finance lease cost:
Amortization	$3	$4	$6
Interest	—	1	1
Operating lease cost	5	4	4
Short-term lease cost	2	2	2
Total lease cost	$10	$11	$13

For the years ended December 31, 2023, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities consisted of the following amounts, included in the Consolidated Statements of Cash Flows:

Year Ended December 31,	2023	2022	2021
(millions)
Operating cash flows from finance leases	$—	$1	$1
Operating cash flows from operating leases	4	6	4
Financing cash flows from finance leases	4	4	6

At December 31, 2023 and 2022, the weighted average remaining lease term and weighted average discount rate for finance and operating leases were as follows:

At December 31,	2023	2022
Weighted average remaining lease term - finance leases	3 years	3 years
Weighted average remaining lease term - operating leases	18 years	17 years
Weighted average discount rate - finance leases	2.96%	2.91%
Weighted average discount rate - operating leases	4.12%	3.94%

Lease liabilities have the following scheduled maturities:

(millions)	Operating	Finance
2024	$3	$3
2025	2	2
2026	2	1
2027	2	—
2028	1	—
After 2028	19	—
Total undiscounted lease payments	29	6
Present value adjustment	(10)	1
Present value of lease liabilities	$19	$7

14. OPERATING SEGMENTS

The Corporate and Other Segment primarily includes specific items attributable to DESC’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

In 2023, DESC reported after-tax net income of $18 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment.

The net income for specific items attributable to DESC’s operating segment in 2023 primarily related to a $28 million ($21 million after-tax) benefit related to real estate transactions, including gains on the transfer of property to satisfy litigation associated with the NND Project.

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

The following table presents segment information pertaining to DESC’s operations:

Year Ended December 31,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions)
2023
External revenue	$3,028	$—	$3,028
Depreciation and amortization	531	—	531
Interest charges, net of AFUDC	250	—	250
Income tax expense	79	6	85
Comprehensive income available to common shareholder	357	18	375
Capital expenditures	957	—	957
Total assets (billions)	15.9	—	15.9

2022
External revenue	$3,783	$—	$3,783
Depreciation and amortization	507	—	507
Interest charges, net of AFUDC	220	—	220
Income tax expense (benefit)	132	(1)	131
Comprehensive income (loss) available (attributable) to common shareholder	485	(3)	482
Capital expenditures	697	—	697
Total assets (billions)	15.7	—	15.7

2021
External revenue	$3,146	$—	$3,146
Depreciation and amortization	486	—	486
Interest charges (benefit), net of AFUDC	215	(23)	192
Income tax expense (benefit)	125	(116)	9
Comprehensive income (loss) available (attributable) to common shareholder	421	(212)	209
Capital expenditures	758	—	758

15. UTILITY PLANT AND NONUTILITY PROPERTY

Major classes of utility plant and other property and their respective balances at December 31, 2023 and 2022 were as follows:

At December 31,	2023	2022
(millions)
Gross utility plant:
Generation	$6,322	$6,108
Transmission	2,272	2,145
Distribution	5,901	5,472
Storage	79	76
General and other	644	630
Intangible	282	257
Construction work in progress	606	541
Nuclear fuel	609	550
Total gross utility plant	$16,715	$15,779
Gross nonutility property	$25	$21

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

At December 31,	2023		2022
	Summer Unit 1		Summer Unit 1
Percent owned	66.7%		66.7%
Plant in service	$1.6	billion	$1.6	billion
Accumulated depreciation	$772	million	$751	million
Construction work in progress	$88	million	$87	million

Included within other receivables on the balance sheet were amounts due to DESC from Santee Cooper for its share of direct expenses. These amounts totaled $50 million at December 31, 2023 and $21 million at December 31, 2022.

16. AFFILIATED AND RELATED PARTY TRANSACTIONS

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

Year Ended December 31,	2023	2022	2021
(millions)
Direct and allocated costs from DES and DESS(1)	$222	$212	$226
Operating Revenues – Electric from sales to affiliate	4	4	4
Operating Revenues – Gas from sales to affiliate	1	1	1
Operating Expenses – Other taxes from affiliate	8	8	7
Purchases of electricity from solar affiliates	13	14	14

(1)
Includes capitalized expenditures of $59 million, $48 million and $37 million for the years ended December 31, 2023, 2022 and 2021, respectively.

At December 31,	2023	2022
(millions)
Payable to DES	18	22
Payable to SCANA Corporation	7	7
Payable to Public Service Company of North Carolina, Incorporated	13	12
Derivative assets with affiliates(1)	33	51

(1)
Includes amounts recorded in other current assets of $2 million and $8 million as of December 31, 2023 and 2022, respectively, and amounts recorded in other deferred debits and other assets of $31 million and $43 million as of December 31, 2023 and 2022, respectively.

Certain disclosures regarding tax related affiliate balances are included in Note 2. Borrowings from an affiliate are described in Note 6. Certain disclosures regarding DESC’s participation in SCANA’s noncontributory defined benefit pension plan and unfunded postretirement health care and life insurance programs are included in Note 11.

17. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

Year Ended December 31,	2023	2022	2021
(millions)
Other income	$8	$10	$11
Gains on sales of assets(1)	32	42	—
Other expense	(16)	2	(18)
Allowance for equity funds used during construction	—	1	5
Other income (expense), net	$24	$55	$(2)

(1)
Includes amounts recognized in connection with the transfer of property, plant and equipment to satisfy litigation. See Note 12 for additional information.

Non-service cost components of pension and other postretirement benefits are included in other expense.

In 2023, DESC completed the sale of certain utility property in South Carolina, as approved by the South Carolina Commission in February 2023, for total cash consideration of $12 million. In connection with the sale, DESC recognized a net gain of $11 million ($8 million after-tax), reflected in the Corporate and Other segment, for the year ended December 31, 2023.

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require DESC’s 2023 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, DESC tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2023, DESC makes the following assertions:

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

Management evaluated DESC’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that DESC maintained effective internal control over financial reporting as of December 31, 2023.

This annual report does not include an attestation report of DESC’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by DESC’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 23, 2024

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

Omitted pursuant to General Instructions I.(2)(c).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instructions I.(2)(c).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instructions I.(2)(c).

Item 14. Principal Accountant Fees and Services

The following table presents fees paid to Deloitte & Touche LLP for services related to DESC for the fiscal years ended December 31, 2023 and 2022.

Type of Fees	2023	2022
(millions)
Audit fees	$1.62	$1.54
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$1.62	$1.54

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

DESC’s Board of Directors has adopted the Dominion Energy Audit Committee pre-approval policy for its independent auditor’s services and fees and has delegated the execution of this policy to the Dominion Energy Audit Committee. All services performed in 2023 and 2022 by the independent auditor were approved by the Dominion Energy Audit Committee pursuant to the pre-approval policy.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.
1.
Financial Statements

See Index on page 24.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 23, 2024, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

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
(Diane Leopold, Chief Executive Officer)

DATE: February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2024.

Signature	Title
/s/ Robert M. Blue	Director
Robert M. Blue

/s/ W. Keller Kissam	Director
W. Keller Kissam

/s/ Diane Leopold	Director and Chief Executive Officer
Diane Leopold

/s/ Steven D. Ridge	Executive Vice President and Chief Financial Officer
Steven D. Ridge

/s/ Michele L. Cardiff	Senior Vice President, Controller and Chief Accounting Officer
Michele L. Cardiff