Form 10-Q
period 2024-03-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2024-05-02
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 26, 2024, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

ACE Rule	Affordable Clean Energy Rule
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
BACT	Best available control technology
CAA	Clean Air Act
CCR	Coal combustion residual
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
CPCN	Certificate of Public Convenience and Necessity
CUA	Capacity Use Area
CWA	Clean Water Act
DES	Dominion Energy Services, Inc.
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

NOx	Nitrogen oxide
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PSD	Prevention of significant deterioration
Questar Gas	Questar Gas Company, a wholly-owned subsidiary of Dominion Energy
ROE	Return on equity

Abbreviation or Acronym	Definition
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Summer	V. C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
Virginia Power

The legal entity, Virginia Electric and Power Company, a wholly-owned subsidiary of Dominion Energy, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

Westinghouse	Westinghouse Electric Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	March 31, 2024	December 31, 2023
ASSETS
Utility plant in service	$15,570	$15,500
Accumulated depreciation and amortization	(5,591)	(5,557)
Construction work in progress	702	606
Nuclear fuel, net of accumulated amortization	226	229
Utility plant, net ($788 and $773 related to VIEs)	10,907	10,778
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	24	24
Assets held in trust, nuclear decommissioning	254	247
Nonutility property and investments, net	278	271
Current Assets:
Cash and cash equivalents	4	1
Receivables:
Customer, net of allowance for uncollectible accounts of $8 and $6	399	420
Affiliated and related party	3	4
Other	63	97
Inventories (at average cost):
Fuel	92	94
Gas stored	22	30
Materials and supplies	243	232
Prepayments	78	84
Regulatory assets	351	444
Other current assets(1)	30	23
Total current assets ($87 and $89 related to VIEs)	1,285	1,429
Deferred Debits and Other Assets:
Regulatory assets	3,094	3,107
Affiliated receivables	4	4
Other(1)	339	268
Total deferred debits and other assets ($26 and $26 related to VIEs)	3,437	3,379
Total assets	$15,907	$15,857

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	March 31, 2024	December 31, 2023
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,088	$4,088
Retained earnings	604	592
Accumulated other comprehensive loss	(1)	(1)
Total common equity	4,691	4,679
Noncontrolling interest	189	183
Total equity	4,880	4,862
Long-term debt, net	4,219	4,219
Finance leases	3	4
Total long-term debt	4,222	4,223
Total capitalization	9,102	9,085
Current Liabilities:
Short-term borrowings	210	254
Securities due within one year	3	3
Accounts payable	135	180
Affiliated and related party payables	1,013	740
Customer deposits and customer prepayments	71	75
Taxes accrued	71	248
Interest accrued	81	79
Regulatory liabilities	233	205
Other	133	166
Total current liabilities	1,950	1,950
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,323	1,318
Asset retirement obligations	734	731
Pension and other postretirement benefits	114	115
Regulatory liabilities	2,598	2,579
Other	86	79
Total deferred credits and other liabilities	4,855	4,822
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$15,907	$15,857

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(millions)	2024	2023
Operating Revenue(1)	$775	$759
Operating Expenses:
Fuel used in electric generation	145	150
Purchased power(1)	10	7
Gas purchased for resale	79	82
Other operations and maintenance	122	115
Other operations and maintenance - affiliated suppliers	41	41
Depreciation and amortization	136	129
Other taxes(1)	78	78
Total operating expenses	611	602
Operating income	164	157
Other income (expense), net	1	10
Interest charges, net of AFUDC of $4 and $4(1)	67	59
Income before income tax expense	98	108
Income tax expense	18	11
Net Income and Other Comprehensive Income	80	97
Comprehensive Income Attributable to Noncontrolling Interest	6	5
Comprehensive Income Available to Common Shareholder	$74	$92

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(millions)	2024	2023
Operating Activities
Net income	$80	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	5	5
Depreciation and amortization	136	129
Amortization of nuclear fuel	9	9
Other adjustments	—	(7)
Changes in certain assets and liabilities:
Receivables	45	91
Receivables - affiliated and related party	1	1
Inventories	(1)	—
Prepayments	2	5
Regulatory assets	79	56
Regulatory liabilities	41	(122)
Accounts payable	(18)	(87)
Accounts payable - affiliated and related party	43	11
Taxes accrued	(177)	(165)
Interest accrued	2	(7)
Pension and other postretirement benefits	(1)	—
Other assets and liabilities	(80)	56
Net cash provided by operating activities	166	72
Investing Activities
Property additions and construction expenditures	(268)	(283)
Proceeds from investments and sales of assets	(13)	(8)
Purchase of investments	(5)	(4)
Other	—	1
Net cash used in investing activities	(286)	(294)
Financing Activities
Dividend to parent	(62)	(50)
Short-term borrowings, net	(44)	28
Short-term borrowings - affiliated, net	230	235
Other	(1)	1
Net cash provided by financing activities	123	214
Net increase (decrease) in cash, restricted cash and equivalents	3	(8)
Cash, restricted cash and equivalents at beginning of period(1)	1	11
Cash, restricted cash and equivalents at end of period(1)	$4	$3
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(2)
Accrued construction expenditures	$56	$54
(1)
At March 31, 2024, December 31, 2023, March 31, 2023 and December 31, 2022 there were no restricted cash and equivalent balances.
(2)
See Note 10 for noncash investing activities related to the transfer of property associated with the settlement of litigation.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2022	40	$4,088	$418	$(2)	$162	$4,666
Total comprehensive income available to common shareholder			92		5	97
Dividend to parent			(50)			(50)
March 31, 2023	40	$4,088	$460	$(2)	$167	$4,713

December 31, 2023	40	$4,088	$592	$(1)	$183	$4,862
Total comprehensive income available to common shareholder			74		6	80
Dividend to parent			(62)			(62)
March 31, 2024	40	$4,088	$604	$(1)	$189	$4,880

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023.

These are interim financial statements and, due to the seasonality of DESC’s business and matters that may occur during the rest of the year, the amounts reported in the Consolidated Statements of Comprehensive Income are not necessarily indicative of amounts expected for the full year. In the opinion of management, the information furnished herein reflects all adjustments which are necessary for a fair statement of the results for the interim periods reported, and such adjustments are of a normal recurring nature unless otherwise noted. In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts in DESC’s 2023 Consolidated Financial Statements and Notes have been reclassified to conform to the 2024 presentation for comparative purposes; however, such reclassifications did not affect DESC’s net income and other comprehensive income, total assets, liabilities, equity or cash flows.

DESC is a wholly-owned subsidiary of SCANA, which is a wholly-owned subsidiary of Dominion Energy.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Variable Interest Entities

DESC has determined that it has a controlling financial interest in each of GENCO and Fuel Company (which are considered to be VIEs) and, accordingly, DESC’s Consolidated Financial Statements include, after eliminating intercompany balances and transactions, the accounts of DESC, GENCO and Fuel Company. See Note 2 to the Consolidated Financial Statements included in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023 for a description of GENCO and Fuel Company.

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

Significant Accounting Policies

There have been no significant changes from Note 2 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023, except as follows.

New Accounting Standards

Climate-Related Disclosures

In March 2024, the SEC issued guidance for climate-related disclosures. The guidance requires disclosure of the financial statement impacts of severe weather events and other natural conditions, including amounts capitalized or expensed as well as any associated recoveries. In addition, the guidance requires disclosure of amounts related to renewable energy credits or carbon offsets if utilized as a material component of plans to achieve climate-related targets or goals. This guidance, which is currently subject to a stay issued by the SEC, would be effective for the fiscal year beginning January 1, 2025. DESC expects this guidance to only impact its disclosures with no impacts to its results of operations, cash flows or financial condition.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 3 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023.

Electric Base Rate Case

In March 2024, DESC filed its retail electric base rate case and schedules with the South Carolina Commission. DESC proposed a non-fuel, base rate increase of $295 million, partially offset by a net decrease in storm damage and DSM components of $4 million. If approved, the overall proposed rate increase of $291 million, or 12.59%, would be effective on and after the first billing cycle of September 2024. The base rate increase was proposed to recover the significant investment in assets and operating resources required to serve an expanding customer base, maintain the safety, reliability and efficiency of DESC’s system and meet increasingly stringent reliability, security and environmental requirements for the benefit of South Carolina customers. DESC presented an earned ROE of 4.32% based upon a fully-adjusted test period. The proposed rates would provide for an earned ROE of 10.60% compared to the currently authorized ROE of 9.50%. This matter is pending.

Electric – Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In February 2024, DESC filed with the South Carolina Commission a proposal to decrease the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2024. In addition, DESC proposed an increase to its variable environmental and avoided capacity cost component. The net effect is a proposed annual decrease of $315 million. In March 2024, DESC, the South Carolina Office of Regulatory Staff and another party of record filed a settlement agreement with the South Carolina Commission for approval to make certain adjustments to the February 2024 filing that would result in a net annual decrease of $316 million. In April 2024, the South Carolina Commission voted to approve the settlement agreement, with rates effective May 2024.

Electric - Transmission Project

In March 2024, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to construct and operate the Church Creek - Charleston Transmission Line, comprised of a 7 mile 230 kV transmission line and associated facilities in Charleston County, South Carolina with an estimated total project cost of $40 million. This matter is pending.

Electric – Other

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2024, DESC filed an application with the South Carolina Commission seeking approval to recover $47 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2024. In April 2024, the South Carolina Commission approved the request, effective with the first billing cycle of May 2024.

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In February 2024, DESC requested that the South Carolina Commission approve an adjustment to this rider to increase annual revenue by $9 million. In April 2024, the South Carolina Commission approved the request.

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

	March 31,	December 31,
(millions)	2024	2023
Regulatory assets:
NND Project costs(1)	$138	$138
AROs(2)	38	44
Deferred employee benefit plan costs(3)	7	11
Other unrecovered plant(4)	19	19
DSM programs(5)	22	22
Cost of fuel and purchased gas under-collections(6)	71	154
Other	56	56
Regulatory assets - current	351	444
NND Project costs(1)	1,915	1,949
AROs(2)	382	379
Deferred employee benefit plan costs(3)	120	118
Interest rate hedges(7)	168	168
Other unrecovered plant(4)	70	66
DSM programs(5)	46	46
Environmental remediation costs(8)	33	34
Deferred storm damage costs(9)	39	40
Deferred transmission operating costs(10)	73	74
Derivatives(11)	99	103
Other(12)	149	130
Regulatory assets - noncurrent	3,094	3,107
Total regulatory assets	$3,445	$3,551
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	37	37
Reserve for refunds to electric utility customers(15)	83	83
Derivatives(11)	15	12
Cost of fuel and purchased gas over-collections(6)	21	—
Other	10	6
Regulatory liabilities - current	233	205
Monetization of guaranty settlement(13)	619	635
Income taxes refundable through future rates(14)	830	839
Asset removal costs(16)	640	633
Reserve for refunds to electric utility customers(15)	212	237
Derivatives(11)	296	229
Other	1	6
Regulatory liabilities - noncurrent	2,598	2,579
Total regulatory liabilities	$2,831	$2,784

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
(8)
Reflects amounts associated with the assessment and clean-up of sites currently or formerly owned by DESC. Such remediation costs are expected to be recovered over periods of up to 24 years. See Note 10 for additional information.
(9)
Represents storm restoration costs for which DESC expects to receive future recovery through customer rates over approximately 10 years pursuant to the settlement agreement approved in DESC’s retail electric base rate case. Unamortized amounts are included in rate base and are earning a current return.
(10)
Includes deferred depreciation and property taxes associated with certain transmission assets for which DESC expects recovery from customers through future rates over approximately 42 years pursuant to the settlement agreement approved in DESC’s retail electric base rate case. Unamortized amounts are included in rate base and earning a current return. See Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
(14)
Includes (i) excess deferred income taxes arising from the remeasurement of deferred income taxes in connection with the enactment of the 2017 Tax Reform Act (certain of which are protected under normalization rules and will be amortized over the remaining lives of related property, and certain of which will be amortized to the benefit of customers over prescribed periods as instructed by regulators) and (ii) deferred income taxes arising from investment tax credits, offset by (iii) deferred income taxes that arise from utility operations that have not been included in customer rates (a portion of which relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to 85 years). See Note 7 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
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

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

Three Months Ended March 31,	2024		2023
(millions)	Electric	Gas	Electric	Gas
Customer class:
Residential	$283	$117	$262	$109
Commercial	188	41	187	42
Industrial	87	18	91	22
Other	28	6	36	4
Revenues from contracts with customers	586	182	576	177
Other revenues	7	—	6	—
Total Operating Revenues	$593	$182	$582	$177

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $6 million and $7 million at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, DESC recognized revenue of $3 million and $7 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	March 31, 2024	December 31, 2023
Beginning balance	$11	$9
Additional costs	—	3
Amortization	—	(1)
Ending balance	$11	$11

4. EQUITY

For all periods presented, DESC’s authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC’s authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

There have been no material changes to the dividend restrictions affecting DESC described in Note 5 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023.

5. LONG-TERM AND SHORT-TERM DEBT

DESC’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility, which can be used for working capital, as support for the combined commercial paper programs of DESC, Dominion Energy, Virginia Power and Questar Gas, and for other general corporate purposes. Other than the items discussed below, there have been no significant changes from Note 6 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023.

At March 31, 2024, DESC’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, was as follows:

(millions)	Maximum Facility Sub-Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$210	$—

(1)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power and Questar Gas. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At March 31, 2024, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.

In 2023, FERC granted DESC authority through March 2025 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. At March 31, 2024, DESC had issued $210 million in commercial paper under its joint credit facility with Dominion Energy as disclosed above and had drawn on $371 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization. In addition, in 2023, FERC granted GENCO authority through March 2025 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. At March 31, 2024, GENCO had drawn on $23 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2024.

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $200 million and $400 million, respectively. At March 31, 2024 and December 31, 2023, DESC, GENCO and Fuel Company

collectively had borrowings outstanding under these agreements totaling $672 million and $442 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. Interest charges associated with these agreements were $10 million and $13 million for the three months ended March 31, 2024 and 2023, respectively.

6. INCOME TAXES

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Three Months Ended March 31,	2024	2023
U.S. statutory rate	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.9	4.1
Reversal of excess deferred income taxes	(5.3)	(4.7)
Allowance for equity funds used during construction	(0.7)	—
Settlements of uncertain tax positions	—	(9.9)
Other, net	—	(0.1)
Effective tax rate	18.9%	10.4%

As of March 31, 2024, there have been no material changes in DESC’s unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 7 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of these unrecognized tax benefits.

For the three months ended March 31, 2023, DESC’s effective tax rate reflects an income tax benefit of $11 million from the effective settlement of a position that management believed was reasonably possible to occur.

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives, and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2024 and December 31, 2023, DESC would have been required to post $2 million and $4 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives and non-derivative contracts per contractual terms. DESC had not posted any collateral at March 31, 2024 and December 31, 2023 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of March 31, 2024 and December 31, 2023 was $2 million and $4 million, respectively, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	March 31, 2024				December 31, 2023
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
Interest rate contracts:
Over-the-counter	$1	$—	$—	$1	$—	$—	$—	$—
Commodity contracts:
Over-the-counter	9	—	—	9	—	—	—	—
Total derivatives	$10	$—	$—	$10	$—	$—	$—	$—
(1)
Excludes derivative assets of $245 million and $176 million at March 31, 2024 and December 31, 2023, respectively, which are not subject to master netting or similar arrangements.

	March 31, 2024				December 31, 2023
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$2	$—	$—	$2	$4	$—	$—	$4
Total derivatives	$2	$—	$—	$2	$4	$—	$—	$4
(1)
DESC did not have any derivative liabilities at March 31, 2024 and December 31, 2023, respectively, which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of derivative activity at March 31, 2024. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis(1)	24	—
Electricity (MWh in millions):
Fixed price	2	23
Interest rate(2) (in millions)	$—	$71

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
At March 31, 2024
ASSETS
Current Assets
Commodity	$—	$19	$19
Total current derivative assets(1)	—	19	19
Noncurrent Assets
Commodity	—	235	235
Interest rate	—	1	1
Total noncurrent derivative assets(2)	—	236	236
Total derivative assets	$—	$255	$255
LIABILITIES
Noncurrent Liabilities
Interest rate	—	2	2
Total noncurrent derivative liabilities(3)	—	2	2
Total derivative liabilities	$—	$2	$2
At December 31, 2023
ASSETS
Current Assets
Commodity	$—	$9	$9
Total current derivative assets(1)	—	9	9
Noncurrent Assets
Commodity	—	167	167
Interest rate	—	—	—
Total noncurrent derivative assets(2)	—	167	167
Total derivative assets	$—	$176	$176
LIABILITIES
Noncurrent Liabilities
Interest rate	—	4	4
Total noncurrent derivative liabilities(3)	—	4	4
Total derivative liabilities	$—	$4	$4

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

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Three Months Ended March 31,	2024	2023
Derivative type and location of gains (losses):
Interest rate	$—	$(1)
Total	$—	$(1)

(1)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

Derivatives Not Designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended March 31,	2024	2023
Derivative type and location of gains (losses):
Commodity:
Purchased power	$(2)	$1
Interest rate:
Interest charges	(1)	—
Total	$(3)	$1

(1)
Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

8. FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

DESC’s fair value measurements are made in accordance with the policies discussed in Note 2 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023. See Note 7 in this report for further information about DESC’s derivatives and hedge accounting activities.

The following table presents DESC’s quantitative information about Level 3 fair value measurements at March 31, 2024. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical forwards:
Electricity	$246	Discounted cash flow	Market price (per MWh)	(3)	24-102	51
Physical options:
Natural gas(2)	$7	Option model	Market price (per Dth)	(3)	1-3	2
			Price volatility	(4)	10%-51%	34%
Total assets	$253

(1)
Averages weighted by volume.
(2)
Includes basis.
(3)
Represents market prices beyond defined terms for Levels 1 and 2.
(4)
Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At March 31, 2024
Assets
Commodity	$—	$1	$253	$254
Interest rate	—	1	—	1
Total assets	$—	$2	$253	$255
Liabilities
Interest rate	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2
At December 31, 2023
Assets
Commodity	$—	$—	$176	$176
Interest rate	—	—	—	—
Total assets	$—	$—	$176	$176
Liabilities
Interest rate	$—	$4	$—	$4
Total liabilities	$—	$4	$—	$4

The following table presents the net change in DESC’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended March 31,
	2024	2023
(millions)
Beginning balance	$176	$251
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	(2)	1
Included in regulatory assets/liabilities	70	(63)
Settlements	2	(1)
Purchases	7	—
Ending balance	$253	$188

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three months ended March 31, 2024 and 2023.

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

	March 31, 2024		December 31, 2023
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$4,219	$4,221	$4,219	$4,301
Affiliated long-term debt(3)	230	230	230	230

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions, if any, presented in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium.
(3)
Carrying amount includes current portions presented in affiliated and related party payables.

9. EMPLOYEE BENEFIT PLANS

In DESC’s Consolidated Statements of Comprehensive Income, the service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense with the non-service cost components reflected in other income. Components of net periodic benefit cost (credit) recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2024	2023	2024	2023
Service cost	$2	$2	$—	$—
Interest cost	8	8	2	2
Expected return on assets	(9)	(8)	—	—
Amortization of actuarial losses	2	3	(1)	(1)
Net periodic benefit cost	$3	$5	$1	$1

During the three months ended March 31, 2024, DESC made no contributions to its pension trust. DESC expects to make $8 million of minimum required contributions to its qualified pension plan in 2024 and expects to receive reimbursement for such contributions from Santee Cooper. In April 2024, DESC made $1 million of contributions to its qualified pension plan. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

10. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, DESC is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for DESC to estimate a range of possible loss. For such matters that DESC cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that DESC is able to estimate a range of possible loss. For legal proceedings and governmental examinations that DESC is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. DESC maintains various insurance programs, including general liability insurance coverage which provides coverage for personal injury or wrongful death cases. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent DESC’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on DESC’s financial position, liquidity or results of operations. During the three months ended March 31, 2024, DESC recorded $6 million of charges in aggregate for various personal injury or wrongful death cases.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. In the fourth quarter of 2023, DESC completed the majority of remediation activities at one site. DESC anticipates the remaining activities at that site will be completed by 2025 at an estimated cost of $5 million, after which the site will continue to incur ongoing maintenance and monitoring obligations. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of March 31, 2024, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $34 million and are included in regulatory assets.

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

Matters Fully Resolved Prior to 2024 Impacting the Consolidated Financial Statements

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in other income, net in DESC’s Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023. In June 2023, DESC transferred the remaining utility property with a fair value of $11 million to the SCDOR. In July 2023, DESC made a less than $1 million cash payment to the SCDOR to fully satisfy its remaining obligation, including applicable interest, under the settlement agreement.

Nuclear Operations

Other than the items discussed below, there have been no significant changes regarding DESC’s nuclear insurance and spent nuclear fuel as described in Note 12 to the Consolidated Financial Statements in the DESC’s Annual Report on Form 10-K for the year ended December 31, 2023.

During the first quarter of 2024, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program increased from $16.2 billion to $16.3 billion. This increase does not impact DESC’s responsibility per active unit under the Price-Anderson Amendments Act of 1988. Additionally, Dominion Energy increased the amount of coverage purchased from commercial insurance pools for Summer from $450 million to $500 million with the remainder provided through the mandatory industry retrospective rating plan.

Surety Bonds

At March 31, 2024, DESC had purchased $24 million of surety bonds. Under the terms of surety bonds, DESC is obligated to indemnify the respective surety bond company for any amounts paid.

11. OPERATING SEGMENTS

The Corporate and Other segment primarily includes specific items attributable to DESC’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

In the three months ended March 31, 2024 and 2023, DESC reported an insignificant amount of specific items in the Corporate and Other segment.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended March 31, 2024
Dominion Energy South Carolina	$775	$75
Corporate and Other	—	(1)
Consolidated total	$775	$74

Three Months Ended March 31, 2023
Dominion Energy South Carolina	$759	$86
Corporate and Other	—	6
Consolidated total	$759	$92

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

	Three Months Ended March 31,
(millions)	2024	2023
Direct and allocated costs from DES(1)	$53	$57
Operating Revenues - Electric from sales to affiliate	1	1
Operating Expenses - Other taxes from affiliate	3	3
Purchases of electricity from solar affiliates	1	2

(1)
Includes capitalized expenditures of $12 million and $16 million for the three months ended March 31, 2024 and 2023, respectively.

(millions)	March 31, 2024	December 31, 2023
Payable to DES	41	18
Payable to SCANA Corporation	7	7
Payable to Public Service Company of North Carolina, Incorporated	12	13
Derivative assets with affiliates(1)	42	33

(1)
Includes amounts recorded in other current assets of $2 million as of both March 31, 2024 and December 31, 2023 and amounts recorded in other deferred debits and other assets of $40 million and $31 million as of March 31, 2024 and December 31, 2023, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME, NET

Components of other income, net are as follows:

	Three Months Ended March 31,
(millions)	2024	2023
Other income	$2	$2
Gains on sales of assets(1)	1	10
Other expense	(5)	(2)
Allowance for equity funds used during construction	3	—
Other income, net	$1	$10

(1) Includes amounts recognized in 2023 in connection with the transfer of property to satisfy litigation. See Note 10 for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses DESC’s results of operations. MD&A should be read in conjunction with DESC’s Consolidated Financial Statements. DESC meets the conditions to file under the reduced disclosure format, and therefore has omitted certain sections of MD&A.

Contents of MD&A

MD&A consists of the following information:

•
Forward-Looking Statements
•
Results of Operations

Forward-Looking Statements

This report contains statements concerning DESC’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by such words as “path,” “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may,” “continue,” “target” or other similar words.

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
•
Extreme weather events and other natural disasters, including, but not limited to, hurricanes, high winds, severe storms, earthquakes, flooding, wildfires, climate changes and changes in water temperatures and availability that can cause outages and property damage to facilities;
•
The impact of extraordinary external events, such as the pandemic health event resulting from COVID-19, and their collateral consequences, including extended disruption of economic activity in DESC’s markets and global supply chains;
•
Federal, state and local legislative and regulatory developments, including changes in or interpretations of federal and state tax laws and regulations;
•
The indirect impacts of Dominion Energy implementing recommendations resulting from its business review concluded in March 2024;
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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Results of Operations

Presented below is a summary of DESC’s results:

	First Quarter
(millions)	2024	2023	$ Change
Net income	$80	$97	$(17)

Overview

First Quarter 2024 vs. 2023

Net income decreased 18%, primarily due to various factors, including the absence of a benefit associated with the effective settlement of an uncertain tax position, increased interest rates on bonds and a decrease in gains from the sale of certain utility property, partially offset by an increase in sales to utility customers from weather and other customer-related factors.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	First Quarter
(millions)	2024	2023	$ Change
Operating revenues	$775	$759	$16
Fuel used in electric generation	145	150	(5)
Purchased power	10	7	3
Gas purchased for resale	79	82	(3)
Other operations and maintenance	163	156	7
Depreciation and amortization	136	129	7
Other taxes	78	78	—
Other income, net	1	10	(9)
Interest charges	67	59	8
Income tax expense	18	11	7

An analysis of DESC’s results of operations follows:

First Quarter 2024 vs. 2023

Operating revenues increased 2%, primarily reflecting:

•
A $13 million increase in sales to electric utility retail customers from an increase in heating degree days during the heating season;
•
An $11 million increase in sales to gas utility customers associated with economic and other usage factors; and
•
A $6 million increase in sales to electric utility retail customers associated with growth; partially offset by
•
A $10 million decrease in fuel-related revenue as a result of a decrease in commodity costs and purchased power costs associated with sales to electric utility retail customers ($7 million) and gas utility customers ($3 million).

Other operations and maintenance increased 4%, primarily due to charges associated with various personal injury or wrongful death litigation cases ($6 million) and an increase in salaries, wages and benefits and administrative expenses ($5 million).

Other income, net decreased 90%, primarily due to a decrease in gains from the sale of certain utility property.

Interest charges increased 14%, primarily due to an increase in principal and interest rates on bonds.

Income tax expense increased 64%, primarily due to the absence of a benefit associated with the effective settlement in 2023 of an uncertain tax position.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which DESC is a party, which information is incorporated herein by reference:

•
Notes 3 and 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023.
•
Notes 2 and 10 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

DESC’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these risk factors have been identified in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 2, 2024, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: May 2, 2024		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer