Form 10-Q
period 2024-06-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2024-08-01
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 26, 2024, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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
Enbridge

The legal entity, Enbridge Inc., one or more of its consolidated subsidiaries (including Enbridge Elephant Holdings, LLC, Enbridge Parrot Holdings, LLC and Enbridge Quail Holdings, LLC), or the entirety of Enbridge Inc. and its consolidated subsidiaries

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

NOx	Nitrogen oxide
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PSD	Prevention of significant deterioration

Abbreviation or Acronym	Definition
Questar Gas	Questar Gas Company (a subsidiary of Enbridge effective May 2024)
ROE	Return on equity
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Summer	V. C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
Virginia Power

The legal entity, Virginia Electric and Power Company, a wholly-owned subsidiary of Dominion Energy, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

Westinghouse	Westinghouse Electric Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	June 30, 2024	December 31, 2023
ASSETS
Utility plant in service	$16,041	$15,500
Accumulated depreciation and amortization	(5,637)	(5,557)
Construction work in progress	776	606
Nuclear fuel, net of accumulated amortization	217	229
Utility plant, net ($1,001 and $773 related to VIEs)	11,397	10,778
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	16	24
Assets held in trust, nuclear decommissioning	255	247
Nonutility property and investments, net	271	271
Current Assets:
Cash and cash equivalents	2	1
Receivables:
Customer, net of allowance for uncollectible accounts of $6 and $6	383	420
Affiliated and related party	1	4
Other	65	97
Inventories (at average cost):
Fuel	92	94
Gas stored	20	30
Materials and supplies	251	232
Prepayments	121	84
Regulatory assets	310	444
Other current assets(1)	38	23
Current assets held for sale	4	—
Total current assets ($87 and $89 related to VIEs)	1,287	1,429
Deferred Debits and Other Assets:
Regulatory assets	3,362	3,107
Affiliated receivables	4	4
Other(1)	370	268
Total deferred debits and other assets ($27 and $26 related to VIEs)	3,736	3,379
Total assets	$16,691	$15,857

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	June 30, 2024	December 31, 2023
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,088	$4,088
Retained earnings	598	592
Accumulated other comprehensive loss	(1)	(1)
Total common equity	4,685	4,679
Noncontrolling interest	195	183
Total equity	4,880	4,862
Long-term debt, net	4,219	4,219
Affiliated long-term debt	230	—
Finance leases	3	4
Total long-term debt	4,452	4,223
Total capitalization	9,332	9,085
Current Liabilities:
Short-term borrowings	275	254
Securities due within one year	3	3
Accounts payable	189	180
Affiliated and related party payables	745	740
Customer deposits and customer prepayments	77	75
Taxes accrued	131	248
Interest accrued	79	79
Regulatory liabilities	230	205
Other	128	166
Total current liabilities	1,857	1,950
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,347	1,318
Asset retirement obligations	1,391	731
Pension and other postretirement benefits	114	115
Regulatory liabilities	2,575	2,579
Other	75	79
Total deferred credits and other liabilities	5,502	4,822
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$16,691	$15,857

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2024	2023	2024	2023
Operating Revenue(1)	$731	$704	$1,506	$1,463
Operating Expenses:
Fuel used in electric generation	135	135	280	285
Purchased power(1)	22	29	32	36
Gas purchased for resale	46	45	125	127
Other operations and maintenance	126	100	248	215
Other operations and maintenance - affiliated suppliers	42	42	83	83
Impairment of assets and other charges	4	—	4	-
Depreciation and amortization	136	131	272	260
Other taxes(1)	76	74	154	152
Total operating expenses	587	556	1,198	1,158
Operating income	144	148	308	305
Other income (expense), net	1	18	2	28
Interest charges, net of AFUDC of $6, $5, $10 and $9(1)	67	63	134	122
Income before income tax expense	78	103	176	211
Income tax expense	15	22	33	33
Net Income and Other Comprehensive Income	63	81	143	178
Comprehensive Income Attributable to Noncontrolling Interest	6	5	12	10
Comprehensive Income Available to Common Shareholder	$57	$76	$131	$168

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(millions)	2024	2023
Operating Activities
Net income	$143	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets and other charges	4	—
Deferred income taxes, net	29	17
Depreciation and amortization	272	260
Amortization of nuclear fuel	19	14
Other adjustments	(3)	(27)
Changes in certain assets and liabilities:
Receivables	60	73
Receivables - affiliated and related party	3	2
Inventories	(7)	(9)
Prepayments and deposits, net	(35)	(38)
Regulatory assets	112	109
Regulatory liabilities	17	(209)
Accounts payable	27	(73)
Accounts payable - affiliated and related party	(13)	(14)
Taxes accrued	(117)	(107)
Interest accrued	—	(1)
Pension and other postretirement benefits	(1)	—
Other assets and liabilities	(117)	89
Net cash provided by operating activities	393	264
Investing Activities
Property additions and construction expenditures	(490)	(487)
Proceeds from investments and sales of assets	(37)	(14)
Purchase of investments	(10)	(4)
Other	2	3
Net cash used in investing activities	(535)	(502)
Financing Activities
Dividend to parent	(125)	(100)
Short-term borrowings, net	21	54
Short-term borrowings - affiliated, net	248	275
Other	(1)	(1)
Net cash provided by financing activities	143	228
Net increase (decrease) in cash, restricted cash and equivalents	1	(10)
Cash, restricted cash and equivalents at beginning of period(1)	1	11
Cash, restricted cash and equivalents at end of period(1)	$2	$1
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(2)
Accrued construction expenditures	$59	$29
(1)
At June 30, 2024, December 31, 2023, June 30, 2023 and December 31, 2022 there were no restricted cash and equivalent balances.
(2)
See Note 10 for noncash investing activities related to the transfer of property associated with the settlement of litigation and Note 5 for noncash financing activities related to an amendment of affiliated long-term debt.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
March 31, 2023	40	$4,088	$460	$(2)	$167	$4,713
Total comprehensive income available to common shareholder			76		5	81
Dividend to parent			(50)			(50)
June 30, 2023	40	$4,088	$486	$(2)	$172	$4,744

March 31, 2024	40	$4,088	$604	$(1)	$189	$4,880
Total comprehensive income available to common shareholder			57		6	63
Dividend to parent			(63)		—	(63)
June 30, 2024	40	$4,088	$598	$(1)	$195	$4,880

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2022	40	$4,088	$418	$(2)	$162	$4,666
Total comprehensive income available to common shareholder			168		10	178
Dividend to parent			(100)			(100)
June 30, 2023	40	$4,088	$486	$(2)	$172	$4,744

December 31, 2023	40	$4,088	$592	$(1)	$183	$4,862
Total comprehensive income available to common shareholder			131		12	143
Dividend to parent			(125)		—	(125)
June 30, 2024	40	$4,088	$598	$(1)	$195	$4,880

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

In July 2024, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a comprehensive settlement agreement with the South Carolina Commission for approval. The comprehensive settlement agreement provides for a non-fuel, base rate increase of $219 million prior to the effect of South Carolina Commission-ordered DSM reductions commencing with service rendered on September 1, 2024 and an authorized ROE of 9.94%. In addition, the comprehensive settlement agreement includes that DESC would provide a one-time bill credit in 2024 of approximately $7 million primarily to residential customers. If approved, DESC would expect to record an approximately $50 million charge primarily to write down certain materials and supplies inventory. This matter is pending.

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

Electric - Transmission Project

In March 2024, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to construct and operate the Church Creek - Charleston Transmission Line, comprised of a 7-mile 230 kV transmission line and associated facilities in Charleston County, South Carolina with an estimated total project cost of $40 million. In July 2024, the South Carolina Commission approved the application.

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

Natural Gas Rates

In June 2024, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2024 with a total revenue requirement of $523 million. This represents a $13 million base rate increase under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2024. This matter is pending.

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

	June 30,	December 31,
(millions)	2024	2023
Regulatory assets:
NND Project costs(1)	$138	$138
AROs(2)	31	44
Deferred employee benefit plan costs(3)	8	11
Other unrecovered plant(4)	19	19
DSM programs(5)	23	22
Cost of fuel and purchased gas under-collections(6)	37	154
Other	54	56
Regulatory assets - current	310	444
NND Project costs(1)	1,880	1,949
AROs(2)	688	379
Deferred employee benefit plan costs(3)	117	118
Interest rate hedges(7)	167	168
Other unrecovered plant(4)	69	66
DSM programs(5)	46	46
Environmental remediation costs(8)	42	34
Deferred storm damage costs(9)	38	40
Deferred transmission operating costs(10)	73	74
Derivatives(11)	99	103
Other(12)	143	130
Regulatory assets - noncurrent	3,362	3,107
Total regulatory assets	$3,672	$3,551
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	37	37
Reserve for refunds to electric utility customers(15)	80	83
Derivatives(11)	23	12
Cost of fuel and purchased gas over-collections(6)	11	—
Other	12	6
Regulatory liabilities - current	230	205
Monetization of guaranty settlement(13)	602	635
Income taxes refundable through future rates(14)	821	839
Asset removal costs(16)	636	633
Reserve for refunds to electric utility customers(15)	193	237
Derivatives(11)	321	229
Other	2	6
Regulatory liabilities - noncurrent	2,575	2,579
Total regulatory liabilities	$2,805	$2,784

(1)
Reflects expenditures associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from electric service customers over a 20-year period ending in 2039.
(2)
Represents uncollected costs, including deferred depreciation and accretion expense, related to legal obligations associated with the future retirement of generation, transmission and distribution properties. The AROs primarily relate to DESC’s electric generating facilities, including Summer, and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 105 years. In addition, the balance at June 30, 2024 reflects amounts related to the EPA’s May 2024 final rule concerning CCR as discussed in Note 10.

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
(4)
Represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. DESC is amortizing these amounts through cost of service rates following depreciation amounts that were designed to recover the retired units cost over their previous estimated remaining useful lives, which has been estimated to be through 2025. Based on current projections of remaining decommissioning costs, projected recovery is expected to extend through 2039. In addition, amounts include unrecovered costs of existing meters and equipment retired from service prior to being fully depreciated as part of the Advanced Metering Infrastructure project, which are being recovered through rates through 2028. This amount also includes certain inventory and preliminary survey and investigation charges being amortized over five years related to the transition or conversion from coal to gas fired generation at certain facilities.
(5)
Represents deferred costs associated with electric demand reduction programs, and such deferred costs are currently being recovered over three years through an approved rate rider.
(6)
Represents amounts under- or over-collected from customers pursuant to the cost of fuel and purchased gas components approved by the South Carolina Commission.
(7)
Represents settled interest rate derivatives designated as cash flow hedges expected to be amortized to interest expense over the lives of the underlying debt through 2065.
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

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023		Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$294	$48	$266	$43	$577	$165	$528	$152
Commercial	208	25	208	25	396	66	395	67
Industrial	94	17	97	15	181	35	188	37
Other	31	6	34	6	59	12	73	10
Revenues from contracts with customers	627	96	605	89	1,213	278	1,184	266
Other revenues	7	1	9	1	14	1	12	1
Total Operating Revenues	$634	$97	$614	$90	$1,227	$279	$1,196	$267

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $8 million and $7 million at June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024 and 2023, DESC recognized revenue of $4 million and $8 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	June 30, 2024	December 31, 2023
Beginning balance	$11	$9
Additional costs	—	3
Amortization	—	(1)
Ending balance	$11	$11

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

5. LONG-TERM AND SHORT-TERM DEBT

DESC’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility, which can be used for working capital, as support for the combined commercial paper programs of DESC, Dominion Energy and Virginia Power and for other general corporate purposes. Other than the items discussed below, there have been no significant changes from Note 6 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023.

At June 30, 2024, DESC’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy was as follows:

(millions)	Maximum Facility Sub-Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)(2)	$1,000	$275	$—

(1)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy and Virginia Power. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At June 30, 2024, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.
(2)
In May 2024, the joint revolving credit facility was amended to remove Questar Gas as a co-borrower.

In 2023, FERC granted DESC authority through March 2025 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. At June 30, 2024, DESC had issued $275 million in commercial paper supported by its joint credit facility with Dominion Energy as disclosed above and had drawn on $376 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization. In addition, in 2023, FERC granted GENCO authority through March 2025 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. At June 30, 2024, GENCO had drawn on $41 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2024.

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $200 million and $400 million, respectively. At June 30, 2024 and December 31, 2023, DESC, GENCO and Fuel Company collectively had borrowings outstanding under these agreements totaling $690 million and $442 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. Interest charges associated with these agreements were $12 million and $15 million for the three months ended June 30, 2024 and 2023, respectively, and $22 million and $28 million for the six months ended June 30, 2024 and 2023, respectively.

In May 2024, following approval from the South Carolina Commission, GENCO amended its $230 million promissory note due to Dominion Energy to change the maturity date from May 2024 to May 2027 and the interest rate from 3.05% to 5.31%.

6. INCOME TAXES

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Six Months Ended June 30,	2024	2023
U.S. statutory rate	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.0	4.1
Reversal of excess deferred income taxes	(5.7)	(4.0)
Allowance for equity funds used during construction	(0.7)	—
Settlements of uncertain tax positions	—	(5.0)
Other, net	0.1	(0.1)
Effective tax rate	18.7%	16.0%

As of June 30, 2024, there have been no material changes in DESC’s unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 7 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of these unrecognized tax benefits.

For the six months ended June 30, 2023, DESC’s effective tax rate reflects an income tax benefit of $11 million from the effective settlement of a position that management believed was reasonably possible to occur.

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives, and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2024 and December 31, 2023, DESC would have been required to post $2 million and $4 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives and non-derivative contracts per contractual terms. DESC had not posted any collateral at June 30, 2024 and December 31, 2023 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of June 30, 2024 and December 31, 2023 was $2 million and $4 million, respectively, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	June 30, 2024				December 31, 2023
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
Interest rate contracts:
Over-the-counter	$1	$—	$—	$1	$—	$—	$—	$—
Commodity contracts:
Over-the-counter	7	—	—	7	—	—	—	—
Total derivatives	$8	$—	$—	$8	$—	$—	$—	$—
(1)
Excludes derivative assets of $278 million and $176 million at June 30, 2024 and December 31, 2023, respectively, which are not subject to master netting or similar arrangements.

	June 30, 2024				December 31, 2023
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$2	$—	$—	$2	$4	$—	$—	$4
Total derivatives	$2	$—	$—	$2	$4	$—	$—	$4
(1)
DESC did not have any derivative liabilities at June 30, 2024 and December 31, 2023, respectively, which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of derivative activity at June 30, 2024. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

Natural Gas (bcf):	Current	Noncurrent
Basis(1)	18
Fixed price	1
Electricity (MWh in millions):
Fixed price	2	22
Interest rate(2) (in millions)	$—	$71

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives not under Hedge Accounting
At June 30, 2024
ASSETS
Current Assets
Commodity	$26
Total current derivative assets(1)	26
Noncurrent Assets
Commodity	259
Interest rate	1
Total noncurrent derivative assets(2)	260
Total derivative assets	$286
LIABILITIES
Noncurrent Liabilities
Interest rate	2
Total noncurrent derivative liabilities(3)	2
Total derivative liabilities	$2
At December 31, 2023
ASSETS
Current Assets
Commodity	$9
Total current derivative assets(1)	9
Noncurrent Assets
Commodity	167
Total noncurrent derivative assets(2)	167
Total derivative assets	$176
LIABILITIES
Noncurrent Liabilities
Interest rate	4
Total noncurrent derivative liabilities(3)	4
Total derivative liabilities	$4

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

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)(2)
Three Months Ended June 30,	2024	2023
Derivative type and location of gains (losses):
Interest rate	$1	$1
Total	$1	$1
Six Months Ended June 30,
Derivative type and location of gains (losses):
Interest rate	$1	$—
Total	$1	$—

(1)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.
(2)
All derivatives in cash flow hedging relationships have settled and are being amortized over the life of the debt.

Derivatives Not Designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended June 30,	2024	2023
Derivative type and location of gains (losses):
Commodity:
Purchased power	$(1)	$(1)
Interest rate:
Interest charges	—	(1)
Total	$(1)	$(2)
Six Months Ended June 30,
Derivative type and location of gains (losses):
Commodity:
Purchased power	$(3)	$—
Interest rate:
Interest charges	(1)	(1)
Total	$(4)	$(1)

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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at June 30, 2024. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical forwards:
Electricity	$277	Discounted cash flow	Market price (per MWh)	(3)	28-99	54
Physical options:
Natural gas(2)	$6	Option model	Market price (per Dth)	(3)	2-4	3
			Price volatility	(4)	10%-49%	31%
Total assets	$283

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

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At June 30, 2024
Assets
Commodity	$—	$2	$283	$285
Interest rate	—	1	—	1
Total assets	$—	$3	$283	$286
Liabilities
Interest rate	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2
At December 31, 2023
Assets
Commodity	$—	$—	$176	$176
Interest rate	—	—	—	—
Total assets	$—	$—	$176	$176
Liabilities
Interest rate	$—	$4	$—	$4
Total liabilities	$—	$4	$—	$4

The following table presents the net change in DESC’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(millions)
Beginning balance	$253	$188	$176	$251
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	(1)	(1)	(3)	—
Included in regulatory assets/liabilities	32	(21)	102	(84)
Settlements	(1)	1	1	—
Purchases	—	—	7	—
Ending balance	$283	$167	$283	$167

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2024 and 2023.

Fair Value of Financial Instruments

Substantially all of DESC’s financial instruments are recorded at fair value, with the exception of the instruments described below which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of financial instruments classified within current assets and current liabilities are representative of fair value because of the short-term nature of these instruments. For financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	June 30, 2024		December 31, 2023
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$4,219	$4,121	$4,219	$4,301
Affiliated long-term debt(3)	230	230	230	230

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
(3)
Carrying amount includes current portions presented in affiliated and related party payables, as applicable.

9. EMPLOYEE BENEFIT PLANS

In DESC’s Consolidated Statements of Comprehensive Income, the service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense with the non-service cost components reflected in other income (expense). Components of net periodic benefit cost (credit) recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2024	2023	2024	2023
Service cost	$2	$2	$1	$1
Interest cost	8	8	2	2
Expected return on assets	(10)	(9)	—	—
Amortization of actuarial losses	2	3	(1)	(1)
Net periodic benefit cost	$2	$4	$2	$2
Six Months Ended June 30,
Service cost	$4	$4	$1	$1
Interest cost	16	16	4	4
Expected return on assets	(19)	(17)	—	—
Amortization of actuarial losses	4	6	(2)	(2)
Net periodic benefit cost	$5	$9	$3	$3

During the three and six months ended June 30, 2024, DESC made $1 million of contributions to its qualified pension plan. In July 2024, DESC made an additional $1 million of contributions to its qualified pension plan. DESC expects to make $8 million of minimum required contributions to its qualified pension plan in 2024 and expects to receive reimbursement for such contributions from Santee Cooper. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

10. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, DESC is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions or involve significant factual issues that need to be resolved, such that it is not possible for DESC to estimate a range of possible loss. For such matters that DESC cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that DESC is able to estimate a range of possible loss. For legal proceedings and governmental examinations that DESC is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. DESC maintains various insurance programs, including general liability insurance coverage which provides coverage for personal injury or wrongful death cases. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent DESC’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on DESC’s financial position, liquidity or results of operations. During the three and six months ended June 30, 2024, DESC recorded $5 million and $11 million, respectively, of charges in aggregate for various personal injury or wrongful death cases.

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

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. The ACE Rule regulated GHG emissions from existing coal-fired power plants pursuant to Section 111(d) of the CAA and required states to develop plans by July 2022 establishing unit-specific performance standards for existing coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE Rule and remanded it to the EPA. This decision would take effect upon issuance of the court’s mandate. In March 2021, the court issued a partial mandate vacating and remanding all parts of the ACE Rule except for the portion of the ACE Rule that repealed the Clean Power Plan. In October 2021, the U.S. Supreme Court agreed to hear a challenge of the U.S. Court of Appeals for the D.C. Circuit’s decision on the ACE Rule. In June 2022, the U.S. Supreme Court reversed the D.C. Circuit’s decision on the ACE Rule and remanded the case back to the D.C. Circuit. In May 2024, the EPA repealed the ACE Rule as part of a package of final rules addressing CO2 emissions from new and existing fossil fuel-fired electric generating units.

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

In December 2018, the EPA proposed revised Standards of Performance for Greenhouse Gas Emissions from New, Modified, and Reconstructed Stationary Sources. The proposed rule would amend the previous determination that the best system of emission reduction for newly constructed coal-fired steam generating units is no longer partial carbon capture and storage. Instead, the proposed revised best system of emission reduction for this source category is the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units) in combination with best operating practices. In May 2024, the EPA withdrew the proposed revision to the performance standards for coal-fired steam generating units as part of a package of final rules addressing CO2 emissions from new and existing fossil fuel-fired electric generating units.

Water

The CWA, as amended, is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. DESC must comply with applicable aspects of the CWA programs at its operating facilities.

Regulation 316(b)

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. DESC has five facilities that are subject to the final regulations. DESC is also working with the EPA and state regulatory agencies to assess the applicability of Section 316(b) to five hydroelectric facilities. DESC anticipates that it may have to install impingement control technologies at certain of these stations that have once-through cooling systems. DESC is currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technological and cost benefit studies. DESC is conducting studies and implementing plans as required by the rule to determine appropriate intake structure modifications at certain facilities to ensure compliance with this rule. While the impacts of this rule could be material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts for DESC.

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the ELG Rule. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the final ELG Rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the final ELG Rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extended the latest dates for compliance with individual facilities’ compliance dates that would vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. In May 2024, the EPA released a final rule revising the 2015 and 2020 Effluent Limitations Guidelines, establishing more stringent standards for wastewater discharges for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range to 2029, except in certain circumstances when a facility will be retired by 2034. As discussed below, DESC recorded an increase to its AROs in the second quarter of 2024 in connection with the expected compliance costs associated with the EPA’s May 2024 final rule concerning CCR. DESC expects that such costs would capture any necessary efforts for compliance with the EPA’s May 2024 Effluent Limitations Guidelines.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. In the fourth quarter of 2023, DESC completed the majority of remediation activities at one site. DESC anticipates the remaining activities at that site will be completed by 2025 at an estimated cost of $1 million, after which the site will continue to incur ongoing maintenance and monitoring obligations. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of June 30, 2024, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $34 million and are included in regulatory assets.

Ash Pond and Landfill Closure Costs

In April 2015, the EPA enacted a final rule regulating CCR landfills, existing ash ponds that still receive and manage CCRs and inactive ash ponds that do not receive, but still store, CCRs. DESC currently has inactive and existing CCR ponds and CCR landfills subject to the final rule at three different facilities. This rule created a legal obligation for DESC to retrofit or close all of its inactive and existing ash ponds over a certain period of time, as well as perform required monitoring, corrective action, and post-closure care activities as necessary.

In December 2016, legislation was enacted that creates a framework for EPA-approved state CCR permit programs. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. In March 2018, the EPA proposed certain changes to the CCR rule related to issues remanded as part of the pending litigation and other issues the EPA is reconsidering. Several of the proposed changes would allow states with approved CCR permit programs additional flexibility in implementing their programs. In July 2018, the EPA promulgated the first phase of changes to the CCR rule. In August 2018, the U.S. Court of Appeals for the D.C. Circuit issued its decision in the pending challenges of the CCR rule, vacating and remanding to the EPA three provisions of the rule. In May 2024, the EPA released a final rule to regulate inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. DESC believes that it may have inactive or closed units or areas that could be subject to the final rule at up to 7 different stations. In connection with this rule, in the second quarter of 2024, DESC recorded an increase to its AROs of $655 million, with a corresponding increase of $353 million to property, plant and equipment for amounts recoverable for electric generation stations that are currently in service and $302 million to regulatory assets for amounts recoverable through retail electric rates for electric generation stations that have been retired. The actual AROs related to CCRs may vary substantially from the estimates used to record the obligation.

Claims and Litigation

The following describes certain legal proceedings involving DESC relating primarily to events occurring before closing of the SCANA Combination.

Matters Fully Resolved Prior to 2024 Impacting the Consolidated Financial Statements

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in other income (expense), net in DESC’s Consolidated Statements of Comprehensive Income for the six months ended June 30, 2023. In June 2023, DESC transferred the remaining utility property with a fair value of $11 million to the SCDOR resulting in a gain of $11 million ($8 million after-tax), recorded in other income (expense), net in DESC’s Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023. In July 2023, DESC made a less than $1 million cash payment to the SCDOR to fully satisfy its remaining obligation, including applicable interest, under the settlement agreement.

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

Surety Bonds

At June 30, 2024, DESC had purchased $24 million of surety bonds. Under the terms of surety bonds, DESC is obligated to indemnify the respective surety bond company for any amounts paid.

11. OPERATING SEGMENTS

The Corporate and Other segment primarily includes specific items attributable to DESC’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

In the six months ended June 30, 2024, DESC reported an insignificant amount of specific items in the Corporate and Other segment. In the six months ended June 30, 2023, DESC reported after-tax net income of $19 million in the Corporate and Other segment, including $21 million of after-tax net income for specific items all of which was attributable to its operating segment.

The net income for specific items attributable to DESC’s operating segment in 2023 primarily related to a $31 million ($23 million after-tax) benefit related to real estate transactions, including gains on the transfer of property to satisfy litigation associated with the NND Project.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended June 30, 2024
Dominion Energy South Carolina	$731	$62
Corporate and Other	—	(5)
Consolidated Total	$731	$57

Three Months Ended June 30, 2023
Dominion Energy South Carolina	$704	$63
Corporate and Other	—	13
Consolidated Total	$704	$76

Six Months Ended June 30, 2024
Dominion Energy South Carolina	$1,506	$137
Corporate and Other	—	(6)
Consolidated total	$1,506	$131

Six Months Ended June 30, 2023
Dominion Energy South Carolina	$1,463	$149
Corporate and Other	—	19
Consolidated total	$1,463	$168

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

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2024	2023	2024	2023
Direct and allocated costs from DES(1)	$57	$55	$110	$112
Operating Revenues - Electric from sales to affiliate	2	1	3	2
Operating Revenues - Gas from sales to affiliate	1	—	1	—
Operating Expenses - Other taxes from affiliate	2	2	5	5
Purchases of electricity from solar affiliates	3	4	4	6

(1)
Includes capitalized expenditures of $15 million and $13 million for the three months ended June 30, 2024 and 2023, respectively, and $27 million and $29 million for the six months ended June 30, 2024 and 2023, respectively.

(millions)	June 30, 2024	December 31, 2023
Payable to DES	$20	$18
Payable to SCANA Corporation	7	7
Payable to Public Service Company of North Carolina, Incorporated	9	13
Derivative assets with affiliates(1)	47	33

(1)
Includes amounts recorded in other current assets of $3 million and $2 million as of June 30, 2024 and December 31, 2023, respectively, and amounts recorded in other deferred debits and other assets of $44 million and $31 million as of June 30, 2024 and December 31, 2023, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2024	2023	2024	2023
Other income	$1	$1	$3	$3
Gains on sales of assets(1)	1	22	2	32
Other expense	(4)	(5)	(9)	(7)
Allowance for equity funds used during construction	3	—	6	—
Other income (expense), net	$1	$18	$2	$28

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

Results of Operations

Presented below is a summary of DESC’s results:

	Second Quarter			Year-To-Date
(millions)	2024	2023	$ Change	2024	2023	$ Change
Net income	$63	$81	$(18)	$143	$178	$(35)

Overview

Second Quarter 2024 vs. 2023

Net income decreased 22%, primarily due to a decrease in gains from the sale and transfer of certain utility property and a decrease in sales to utility customers from economic and other usage factors, partially offset by an increase in sales to utility customers from weather.

Year-To-Date 2024 vs. 2023

Net income decreased 20%, primarily due to a decrease in gains from the sale and transfer of certain utility property, the absence of a benefit associated with the effective settlement of an uncertain tax position and increased interest rates on bonds, partially offset by an increase in sales to utility customers from weather.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Second Quarter			Year-To-Date
(millions)	2024	2023	$ Change	2024	2023	$ Change
Operating revenues	$731	$704	$27	$1,506	$1,463	$43
Fuel used in electric generation	135	135	—	280	285	(5)
Purchased power	22	29	(7)	32	36	(4)
Gas purchased for resale	46	45	1	125	127	(2)
Other operations and maintenance	168	142	26	331	298	33
Impairment of assets and other charges	4	—	4	4	—	4
Depreciation and amortization	136	131	5	272	260	12
Other taxes	76	74	2	154	152	2
Other income (expense), net	1	18	(17)	2	28	(26)
Interest charges	67	63	4	134	122	12
Income tax expense	15	22	(7)	33	33	—

An analysis of DESC’s results of operations follows:

Second Quarter 2024 vs. 2023

Operating revenues increased 4%, primarily reflecting:

•
A $39 million increase in sales to electric utility retail customers from an increase in cooling degree days during the cooling season;
•
A $7 million increase in sales to electric utility retail customers associated with growth; and
•
A $5 million increase in sales to gas utility customers associated with growth; partially offset by
•
A $17 million decrease in sales to electric utility customers associated with economic and other usage factors; and
•
A $10 million net decrease in fuel-related revenue primarily as a result of a decrease in commodity costs and purchased power costs associated with sales to electric utility retail customers.

Purchased power decreased 24%, primarily due to a decrease in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 18%, primarily due to an increase in materials and supplies expense ($12 million), charges associated with various personal injury or wrongful death litigation cases ($6 million) and an increase in salaries, wages and benefits and administrative expenses ($5 million).

Other income (expense), net decreased 94%, primarily due to the absences of gains on the transfer ($11 million) and sales ($11 million) of certain utility properties.

Income tax expense decreased 32%, primarily due to lower pre-tax income.

Year-To-Date 2024 vs. 2023

Operating revenues increased 3%, primarily reflecting:

•
A $52 million increase in sales to electric utility retail customers from an increase in cooling degree days during the cooling season ($39 million) and an increase in heating degree days during the heating season ($13 million);
•
A $13 million increase in sales to electric utility retail customers associated with growth;
•
A $12 million increase in sales to gas utility customers associated with economic and other usage factors; and
•
A $6 million increase in sales to gas utility customers associated with growth; partially offset by
•
A $20 million decrease in fuel-related revenue primarily as a result of a decrease in commodity costs and purchased power costs associated with sales to electric utility retail customers;
•
An $18 million decrease in sales to electric utility customers associated with economic and other usage factors; and
•
A $5 million decrease in sales to electric retail customers from the capital cost rider.

Other operations and maintenance increased 11%, primarily due to an increase in materials and supplies expense ($12 million), charges associated with various personal injury or wrongful death litigation cases ($12 million) and an increase in salaries, wages and benefits and administrative expenses ($10 million).

Other income (expense), net decreased 93%, primarily due to the absences of gains on the transfer ($20 million) and sales ($11 million) of certain utility properties, partially offset by higher equity AFUDC ($6 million).

Interest charges increased 10%, primarily due to an increase in principal on bonds ($16 million), partially offset by a decrease in interest rates on intercompany borrowings ($6 million).

Income tax expense remained substantially consistent as the absence of a benefit associated with the effective settlement in 2023 of an uncertain tax position ($11 million) was substantially offset by lower pre-tax income ($9 million).

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

10.1

Second Amendment, dated as of May 30, 2024, to the Fifth Amended and Restated Revolving Credit Agreement, dated as of June 9, 2021, among Dominion Energy, Inc., Virginia Electric and Power Company, Questar Gas Company, Dominion Energy South Carolina, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto (Exhibit 10.1, Form 8-K filed June 3, 2024, File No. 1-3375).

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 1, 2024, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: August 1, 2024		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer