Form 10-Q
period 2024-09-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2024-11-01
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 25, 2024, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

NOx	Nitrogen oxide
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PSD	Prevention of significant deterioration

Abbreviation or Acronym	Definition
PSNC	Public Service Company of North Carolina, Incorporated (a subsidiary of Enbridge effective September 2024)
PSNC Transaction

The sale by Dominion Energy to Enbridge of all of its membership interests in Fall North Carolina Holdco LLC and its consolidated subsidiaries, which following a reorganization included PSNC, pursuant to a purchase and sale agreement entered into on September 5, 2023, which was completed on September 30, 2024

Questar Gas	Questar Gas Company (a subsidiary of Enbridge effective May 2024)
ROE	Return on equity
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDES	South Carolina Department of Environmental Services
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Summer	V. C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
Virginia Power

The legal entity, Virginia Electric and Power Company, a wholly-owned subsidiary of Dominion Energy, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

Westinghouse	Westinghouse Electric Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	September 30, 2024	December 31, 2023
ASSETS
Utility plant in service	$15,945	$15,500
Accumulated depreciation and amortization	(5,700)	(5,557)
Construction work in progress	916	606
Nuclear fuel, net of accumulated amortization	213	229
Utility plant, net ($792 and $773 related to VIEs)	11,374	10,778
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	16	24
Assets held in trust, nuclear decommissioning	270	247
Nonutility property and investments, net	286	271
Current Assets:
Cash and cash equivalents	—	1
Receivables:
Customer, net of allowance for uncollectible accounts of $7 and $6	378	420
Affiliated and related party	1	4
Other	74	97
Inventories (at average cost):
Fuel	80	94
Gas stored	22	30
Materials and supplies	201	232
Prepayments	109	84
Regulatory assets	282	444
Other current assets(1)	37	23
Total current assets ($75 and $89 related to VIEs)	1,184	1,429
Deferred Debits and Other Assets:
Regulatory assets	3,383	3,107
Affiliated receivables	30	4
Other(1)	273	268
Total deferred debits and other assets ($31 and $26 related to VIEs)	3,686	3,379
Total assets	$16,530	$15,857

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	September 30, 2024	December 31, 2023
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,088	$4,088
Retained earnings	591	592
Accumulated other comprehensive loss	(1)	(1)
Total common equity	4,678	4,679
Noncontrolling interest	200	183
Total equity	4,878	4,862
Long-term debt, net	4,220	4,219
Affiliated long-term debt	230	—
Finance leases	2	4
Total long-term debt	4,452	4,223
Total capitalization	9,330	9,085
Current Liabilities:
Short-term borrowings	125	254
Securities due within one year	2	3
Accounts payable	159	180
Affiliated and related party payables	966	740
Customer deposits and customer prepayments	78	75
Taxes accrued	197	248
Interest accrued	82	79
Regulatory liabilities	205	205
Other	198	166
Total current liabilities	2,012	1,950
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,362	1,318
Asset retirement obligations	1,178	731
Pension and other postretirement benefits	114	115
Regulatory liabilities	2,462	2,579
Other	72	79
Total deferred credits and other liabilities	5,188	4,822
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$16,530	$15,857

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2024	2023	2024	2023
Operating Revenue(1)	$851	$848	$2,357	$2,311
Operating Expenses:
Fuel used in electric generation	170	169	450	454
Purchased power(1)	18	24	50	60
Gas purchased for resale	50	47	175	174
Other operations and maintenance	121	119	369	334
Other operations and maintenance - affiliated suppliers	42	38	125	121
Impairment of assets and other charges	56	—	60	—
Depreciation and amortization	136	135	408	395
Other taxes(1)	78	69	232	221
Total operating expenses	671	601	1,869	1,759
Operating income	180	247	488	552
Other income (expense), net	(3)	(2)	(1)	26
Interest charges, net of AFUDC of $5, $6, $15 and $15(1)	69	64	203	186
Income before income tax expense	108	181	284	392
Income tax expense	3	35	36	68
Net Income and Other Comprehensive Income	105	146	248	324
Comprehensive Income Attributable to Noncontrolling Interest	5	5	17	15
Comprehensive Income Available to Common Shareholder	$100	$141	$231	$309

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(millions)	2024	2023
Operating Activities
Net income	$248	$324
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets and other charges	60	—
Deferred income taxes, net	44	19
Depreciation and amortization	408	395
Amortization of nuclear fuel	27	23
Gains on sale of investments	—	(32)
Other adjustments	1	8
Changes in certain assets and liabilities:
Receivables	58	29
Receivables - affiliated and related party	3	2
Inventories	3	—
Prepayments and deposits, net	(22)	(32)
Regulatory assets	105	197
Regulatory liabilities	(120)	(243)
Accounts payable	5	(95)
Accounts payable - affiliated and related party	(20)	(36)
Taxes accrued	(51)	(49)
Interest accrued	3	(9)
Pension and other postretirement benefits	(1)	—
Other assets and liabilities	(43)	81
Net cash provided by operating activities	708	582
Investing Activities
Property additions and construction expenditures	(767)	(706)
Proceeds from investments and sales or disposals of assets, including asset retirement costs	(42)	(23)
Purchase of investments	(15)	(4)
Other	2	4
Net cash used in investing activities	(822)	(729)
Financing Activities
Dividend to parent	(232)	(150)
Short-term borrowings, net	476	38
Short-term borrowings - affiliated, net	(129)	258
Other	(2)	(2)
Net cash provided by financing activities	113	144
Net decrease in cash, restricted cash and equivalents	(1)	(3)
Cash, restricted cash and equivalents at beginning of period(1)	1	11
Cash, restricted cash and equivalents at end of period(1)	$—	$8
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(2)
Accrued construction expenditures	$69	$65
Operating leases	5	2
(1)
At September 30, 2024, December 31, 2023, September 30, 2023 and December 31, 2022 there were no restricted cash and equivalents balances.
(2)
See Note 10 for noncash investing activities related to the transfer of property associated with the settlement of litigation and Note 5 for noncash financing activities related to an amendment of affiliated long-term debt.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
June 30, 2023	40	$4,088	$486	$(2)	$172	$4,744
Total comprehensive income available to common shareholder			141		5	146
Dividend to parent			(50)			(50)
September 30, 2023	40	$4,088	$577	$(2)	$177	$4,840

June 30, 2024	40	$4,088	$598	$(1)	$195	$4,880
Total comprehensive income available to common shareholder			100		5	105
Dividend to parent			(107)		—	(107)
September 30, 2024	40	$4,088	$591	$(1)	$200	$4,878

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2022	40	$4,088	$418	$(2)	$162	$4,666
Total comprehensive income available to common shareholder			309		15	324
Dividend to parent			(150)			(150)
September 30, 2023	40	$4,088	$577	$(2)	$177	$4,840

December 31, 2023	40	$4,088	$592	$(1)	$183	$4,862
Total comprehensive income available to common shareholder			231		17	248
Dividend to parent			(232)		—	(232)
September 30, 2024	40	$4,088	$591	$(1)	$200	$4,878

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

In July 2024, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a comprehensive settlement agreement with the South Carolina Commission for approval. The comprehensive settlement agreement provides for a non-fuel, base rate increase of $219 million prior to the effect of South Carolina Commission-ordered DSM reductions commencing with service rendered on September 1, 2024 and an authorized ROE of 9.94%. In addition, the comprehensive settlement agreement includes that DESC would provide a one-time bill credit in 2024 of approximately $7 million primarily to residential customers. In August 2024, the South Carolina Commission voted to approve the settlement agreement.

In connection with this matter, in the third quarter of 2024 DESC recorded a charge of $58 million ($44 million after tax) (reflected within the Corporate and Other segment), composed of $55 million within impairment of assets and other charges, including $50 million to write down certain materials and supplies inventory, and $3 million within other income (expense), net.

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

Natural Gas Rates

In June 2024, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2024 with a total revenue requirement of $523 million. This represents a $13 million base rate increase, after certain adjustments, under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2024. In October 2024, the South Carolina Commission approved a $13 million base rate increase after certain adjustments, effective with the first billing cycle of November 2024.

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

	September 30,	December 31,
(millions)	2024	2023
Regulatory assets:
NND Project costs(1)	$138	$138
AROs(2)	12	44
Deferred employee benefit plan costs(3)	8	11
Other unrecovered plant(4)	19	19
DSM programs(5)	22	22
Cost of fuel and purchased gas under-collections(6)	28	154
Other	55	56
Regulatory assets - current	282	444
NND Project costs(1)	1,845	1,949
AROs(2)	696	379
Deferred employee benefit plan costs(3)	97	118
Interest rate hedges(7)	167	168
Other unrecovered plant(4)	82	66
DSM programs(5)	46	46
Environmental remediation costs(8)	42	34
Deferred storm damage costs(9)	95	40
Deferred transmission operating costs(10)	72	74
Derivatives(11)	99	103
Other(12)	142	130
Regulatory assets - noncurrent	3,383	3,107
Total regulatory assets	$3,665	$3,551
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	37	37
Reserve for refunds to electric utility customers(15)	77	83
Derivatives(11)	24	12
Other	—	6
Regulatory liabilities - current	205	205
Monetization of guaranty settlement(13)	585	635
Income taxes refundable through future rates(14)	810	839
Asset removal costs(16)	635	633
Reserve for refunds to electric utility customers(15)	181	237
Derivatives(11)	234	229
Other	17	6
Regulatory liabilities - noncurrent	2,462	2,579
Total regulatory liabilities	$2,667	$2,784

(1)
Reflects expenditures associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from electric service customers over a 20-year period ending in 2039.

(2)
Represents uncollected costs, including deferred depreciation and accretion expense, related to legal obligations associated with the future retirement of generation, transmission and distribution properties. The AROs primarily relate to DESC’s electric generating facilities, including Summer, and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 105 years. In addition, the balance at September 30, 2024 reflects amounts related to the EPA’s May 2024 final rule concerning CCR as discussed in Note 10.
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
(9)
Represents storm restoration costs for which DESC expects to receive future recovery. Pursuant to the settlement agreement approved in DESC’s retail electric base rate case in August 2024, for costs incurred prior to September 2024, DESC expects to receive future recovery through customer rates through 2034 and for costs incurred effective September 2024, DESC expects to receive future recovery through customer rates of approximately $2 million each year. Unamortized amounts are included in rate base and are earning a current return.
(10)
Includes deferred depreciation and property taxes associated with certain transmission assets for which DESC expects future recovery from customers through 2062. Unamortized amounts are included in rate base and earning a current return.
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

3. REVENUE RECOGNITION

DESC has disaggregated operating revenues by customer class as follows:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023		Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$375	$45	$382	$34	$952	$210	$910	$186
Commercial	244	23	238	23	640	89	633	90
Industrial	101	16	94	19	282	51	282	56
Other	35	6	41	8	94	18	114	18
Revenues from contracts with customers	755	90	755	84	1,968	368	1,939	350
Other revenues	6	—	9	—	20	1	21	1
Total Operating Revenues	$761	$90	$764	$84	$1,988	$369	$1,960	$351

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $7 million at both September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024 and 2023, DESC recognized revenue of $5 million and $9 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	September 30, 2024	December 31, 2023
Beginning balance	$11	$9
Additional costs	—	3
Amortization	—	(1)
Ending balance	$11	$11

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

At September 30, 2024, DESC’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy was as follows:

(millions)	Maximum Facility Sub-Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)(2)	$1,000	$125	$—

(1)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy and Virginia Power. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At September 30, 2024, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.
(2)
In May 2024, the joint revolving credit facility was amended to remove Questar Gas as a co-borrower.

In 2023, FERC granted DESC authority through March 2025 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. At September 30, 2024, DESC had issued $125 million in commercial paper supported by its joint credit facility with Dominion Energy as disclosed above and had drawn on $618 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization. In addition, in 2023, FERC granted GENCO authority through March 2025 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. At September 30, 2024, GENCO had drawn on $43 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2025.

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $200 million and $400 million, respectively. At September 30, 2024 and December 31, 2023, DESC, GENCO and Fuel Company collectively had borrowings outstanding under these agreements totaling $918 million and $442 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. Interest charges associated with these agreements were $13 million and $16 million for the three months ended September 30, 2024 and 2023, respectively, and $35 million and $44 million for the nine months ended September 30, 2024 and 2023, respectively.

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

6. INCOME TAXES

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Nine Months Ended September 30,	2024	2023
U.S. statutory rate	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.0	4.1
Reversal of excess deferred income taxes	(6.7)	(4.8)
Allowance for equity funds used during construction	(0.8)	—
Settlements of uncertain tax positions	(5.1)	(2.7)
Other, net	0.2	(0.2)
Effective tax rate	12.6%	17.4%

As of September 30, 2024, there have been no material changes in unrecognized tax benefits or to the possible changes that could reasonably be expected to occur during 2024 as discussed in Note 7 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023 with DESC recognizing a benefit of $14 million during the nine months ended September 30, 2024.

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives, and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2023. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities when applicable. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of both September 30, 2024 and December 31, 2023, DESC would have been required to post $4 million of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives and non-derivative contracts per contractual terms. DESC had not posted any collateral at September 30, 2024 and December 31, 2023 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of both September 30, 2024 and December 31, 2023 was $4 million, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	September 30, 2024				December 31, 2023
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
Commodity contracts:
Over-the-counter	$5	$—	$—	$5	$—	$—	$—	$—
Total derivatives	$5	$—	$—	$5	$—	$—	$—	$—
(1)
Excludes derivative assets of $192 million and $176 million at September 30, 2024 and December 31, 2023, respectively, which are not subject to master netting or similar arrangements.

	September 30, 2024				December 31, 2023
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$4	$—	$—	$4	$4	$—	$—	$4
Total derivatives	$4	$—	$—	$4	$4	$—	$—	$4
(1)
DESC did not have any derivative liabilities at September 30, 2024 and December 31, 2023, respectively, which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of derivative activity at September 30, 2024. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

Natural Gas (bcf):	Current	Noncurrent
Basis(1)	10	—
Fixed price(1)	1	—
Electricity (MWh in millions):
Fixed price	2	22
Interest rate(2) (in millions)	$—	$71

(1)
Includes options.

(2)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

(millions)	Fair Value - Derivatives not under Hedge Accounting
At September 30, 2024
ASSETS
Current Assets
Commodity	$23
Total current derivative assets(1)	23
Noncurrent Assets
Commodity	174
Total noncurrent derivative assets(2)	174
Total derivative assets	$197
LIABILITIES
Noncurrent Liabilities
Interest rate	4
Total noncurrent derivative liabilities(3)	4
Total derivative liabilities	$4
At December 31, 2023
ASSETS
Current Assets
Commodity	$9
Total current derivative assets(1)	9
Noncurrent Assets
Commodity	167
Total noncurrent derivative assets(2)	167
Total derivative assets	$176
LIABILITIES
Noncurrent Liabilities
Interest rate	4
Total noncurrent derivative liabilities(3)	4
Total derivative liabilities	$4

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

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)(2)
Three Months Ended September 30,	2024	2023
Derivative type and location of gains (losses):
Interest rate	$—	$—
Total	$—	$—
Nine Months Ended September 30,
Derivative type and location of gains (losses):
Interest rate	$1	$—
Total	$1	$—

(1)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.
(2)
All derivatives in cash flow hedging relationships have settled and are being amortized over the life of the debt.

Derivatives Not Designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended September 30,	2024	2023
Derivative type and location of gains (losses):
Commodity:
Purchased power	$4	$4
Fuel used in electric generation	(1)
Total	$3	$4
Nine Months Ended September 30,
Derivative type and location of gains (losses):
Commodity:
Purchased power	$1	$4
Fuel used in electric generation	(1)
Interest rate:
Interest charges	(1)	(1)
Total	$(1)	$3

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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at September 30, 2024. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical forwards:
Electricity	$193	Discounted cash flow	Market price (per MWh)	(3)	29-85	48
Physical options:
Natural gas(2)	3	Option model	Market price (per Dth)	(3)	2-5	3
			Price volatility	(4)	10%-71%	28%
Total assets	$196

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

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At September 30, 2024
Assets
Commodity	$—	$1	$196	$197
Total assets	$—	$1	$196	$197
Liabilities
Interest rate	$—	$4	$—	$4
Total liabilities	$—	$4	$—	$4
At December 31, 2023
Assets
Commodity	$—	$—	$176	$176
Total assets	$—	$—	$176	$176
Liabilities
Interest rate	$—	$4	$—	$4
Total liabilities	$—	$4	$—	$4

The following table presents the net change in DESC’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(millions)
Beginning balance	$283	$167	$176	$251
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	4	5	1	5
Included in regulatory assets/liabilities	(85)	4	17	(80)
Settlements	(8)	(5)	(7)	(5)
Purchases	2	—	9	—
Ending balance	$196	$171	$196	$171

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2024 and 2023.

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

	September 30, 2024		December 31, 2023
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$4,220	$4,388	$4,219	$4,301
Affiliated long-term debt(3)	230	230	230	230

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

9. EMPLOYEE BENEFIT PLANS

In DESC’s Consolidated Statements of Comprehensive Income, the service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense with the non-service cost components reflected in other income (expense). Components of net periodic benefit cost (credit) recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30,	2024	2023	2024	2023
Service cost	$2	$2	$—	$—
Interest cost	8	8	2	2
Expected return on assets	(9)	(8)	—	—
Amortization of actuarial losses	2	3	(1)	(1)
Net periodic benefit cost	$3	$5	$1	$1
Nine Months Ended September 30,
Service cost	$6	$6	$1	$1
Interest cost	24	24	6	6
Expected return on assets	(28)	(25)	—	—
Amortization of actuarial losses	6	9	(3)	(3)
Net periodic benefit cost	$8	$14	$4	$4

During the three and nine months ended September 30, 2024, DESC made $6 million and $7 million of contributions to its qualified pension plan. In October 2024, DESC made an additional $1 million of contributions to its qualified pension plan. DESC is not required to make any additional contributions to its qualified pension plan in 2024 and expects to receive reimbursement for such contributions from Santee Cooper. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

Pension and Other Postretirement Benefit Plan Remeasurements

In the third quarter of 2024, the pension and other postretirement benefit plans were remeasured as a result of the close of the PSNC Transaction. The remeasurement of pension plan assets and liabilities resulted in a net increase in the pension benefit plan asset of $20 million. In addition, the remeasurement of other postretirement benefit plan assets and liabilities resulted in a decrease in the postretirement benefit plan liability of $3 million. The discount rate used for the remeasurement was 5.39% for the pension plans and 5.42% for the other postretirement benefit plans.

10. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, DESC is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions or involve significant factual issues that need to be resolved, such that it is not possible for DESC to estimate a range of possible loss. For such matters that DESC cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that DESC is able to estimate a range of possible loss. For legal proceedings and governmental examinations that DESC is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. DESC maintains various insurance programs, including general liability insurance coverage which provides coverage for personal injury or wrongful death cases. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent DESC’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on DESC’s financial position, liquidity or results of operations. During the nine months ended September 30, 2024, DESC recorded $11 million of charges in aggregate for various personal injury or wrongful death cases. DESC’s Consolidated Balance Sheet at September 30, 2024 includes $10 million of insurance receivables related to personal injury or wrongful death cases.

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

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the ELG Rule. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the final ELG Rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the final ELG Rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extended the latest dates for compliance with individual facilities’ compliance dates that would vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. In May 2024, the EPA released a final rule revising the 2015 and 2020 Effluent Limitations Guidelines, establishing more stringent standards for wastewater discharges for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range to 2029, except in certain circumstances when a facility will be retired by 2034. DESC expects to complete wastewater treatment technology retrofits and modifications at the Williams generating station, with a similar project at the Wateree generation station under evaluation, to meet the requirements with the existing regulatory framework in South Carolina providing rate recovery mechanisms for costs of the projects. As discussed below, DESC recorded an increase to its AROs in the second quarter of 2024 in connection with the expected compliance costs associated with the EPA’s May 2024 final rule concerning CCR. DESC expects that such AROs would satisfy any AROs that would have otherwise been necessary for compliance with the EPA’s May 2024 Effluent Limitations Guidelines. DESC is currently unable to estimate what costs, if any, may be required in addition to the project for the Williams generating station, a potential project at the Wateree generating station and the recorded AROs to meet the requirements to operate certain facilities past 2034. However, DESC expects that while such costs for facility improvements, if required, could be material to its financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDES or the EPA. In the fourth quarter of 2023, DESC completed the majority of remediation activities at one site. DESC anticipates the remaining activities at that site will be completed by 2025 at an estimated cost of less than $1 million, after which the site will continue to incur ongoing maintenance and monitoring obligations. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of September 30, 2024, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $33 million and are included in regulatory assets.

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

In December 2016, legislation was enacted that creates a framework for EPA-approved state CCR permit programs. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. In March 2018, the EPA proposed certain changes to the CCR rule related to issues remanded as part of the pending litigation and other issues the EPA is reconsidering. Several of the proposed changes would allow states with approved CCR permit programs additional flexibility in implementing their programs. In July 2018, the EPA promulgated the first phase of changes to the CCR rule. In August 2018, the U.S. Court of Appeals for the D.C. Circuit issued its decision in the pending challenges of the CCR rule, vacating and remanding to the EPA three provisions of the rule. In May 2024, the EPA released a final rule to regulate inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. DESC believes that it may have inactive or closed units or areas that could be subject to the final rule at up to 7 different stations. In connection with this rule, in the second quarter of 2024, DESC recorded an increase to its AROs of $655 million, with a corresponding increase of $353 million to property, plant and equipment for amounts recoverable for electric generation stations that are currently in service and $302 million to regulatory assets for amounts recoverable through retail electric rates for electric generation stations that have been retired. In the third quarter of 2024, DESC recorded an adjustment to decrease the ARO and related property, plant and equipment by $215 million to reflect updated information concerning one facility. The actual AROs related to CCRs may vary substantially from the estimates used to record the obligation.

Claims and Litigation

The following describes certain legal proceedings involving DESC relating primarily to events occurring before closing of the SCANA Combination.

Matters Fully Resolved Prior to 2024 Impacting the Consolidated Financial Statements

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in other income (expense), net in DESC’s Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2023. In June 2023, DESC transferred the remaining utility property with a fair value of $11 million to the SCDOR resulting in a gain of $11 million ($8 million after-tax), recorded in other income (expense), net in DESC’s Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2023. In July 2023, DESC made a less than $1 million cash payment to the SCDOR to fully satisfy its remaining obligation, including applicable interest, under the settlement agreement.

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

Surety Bonds

At September 30, 2024, DESC had purchased $24 million of surety bonds. Under the terms of surety bonds, DESC is obligated to indemnify the respective surety bond company for any amounts paid.

11. OPERATING SEGMENTS

The Corporate and Other segment primarily includes specific items attributable to DESC’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

In the nine months ended September 30, 2024, DESC reported after-tax net loss of $48 million in the Corporate and Other segment, including $48 million of after-tax net loss for specific items all of which was attributable to its operating segment. In the nine months ended September 30, 2023, DESC reported after-tax net income of $23 million in the Corporate and Other segment, including $21 million of after-tax net income for specific items all of which was attributable to its operating segment.

The net loss for specific items attributable to DESC’s operating segment in 2024 primarily related to a $58 million ($44 million after-tax) charge in connection with the electric base rate case.

The net income for specific items attributable to DESC’s operating segment in 2023 primarily related to a $31 million ($23 million after-tax) benefit related to real estate transactions, including gains on the transfer of property to satisfy litigation associated with the NND Project.

(millions)	External Revenue	Comprehensive Income (Loss) Available (Attributable) to Common Shareholder
Three Months Ended September 30, 2024
Dominion Energy South Carolina	$851	$142
Corporate and Other	—	(42)
Consolidated Total	$851	$100

Three Months Ended September 30, 2023
Dominion Energy South Carolina	$848	$137
Corporate and Other	—	4
Consolidated Total	$848	$141

Nine Months Ended September 30, 2024
Dominion Energy South Carolina	$2,357	$279
Corporate and Other	—	(48)
Consolidated total	$2,357	$231

Nine Months Ended September 30, 2023
Dominion Energy South Carolina	$2,311	$286
Corporate and Other	—	23
Consolidated total	$2,311	$309

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2024	2023	2024	2023
Direct and allocated costs from DES(1)	$56	$53	$166	$165
Operating Revenues - Electric from sales to affiliate	2	1	5	3
Operating Revenues - Gas from sales to affiliate	—	1	1	1
Operating Expenses - Other taxes from affiliate	1	2	6	7
Purchases of electricity from solar affiliates	4	5	8	11

(1)
Includes capitalized expenditures of $14 million and $15 million for the three months ended September 30, 2024 and 2023, respectively, and $41 million and $44 million for the nine months ended September 30, 2024 and 2023, respectively.

(millions)	September 30, 2024	December 31, 2023
Payable to DES	$18	$18
Payable to SCANA Corporation	7	7
Payable to PSNC		13
Derivative assets with affiliates(1)	31	33

(1)
Includes amounts recorded in other current assets of $3 million and $2 million as of September 30, 2024 and December 31, 2023, respectively, and amounts recorded in other deferred debits and other assets of $28 million and $31 million as of September 30, 2024 and December 31, 2023, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2024	2023	2024	2023
Other income	$2	$2	$5	$5
Gains on sales of assets(1)	—	—	2	32
Other expense	(8)	(4)	(17)	(11)
Allowance for equity funds used during construction	3	—	9	—
Other income (expense), net	$(3)	$(2)	$(1)	$26

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
•
The availability of nuclear fuel, natural gas, purchased power or other materials utilized by DESC to provide electric generation, transmission and distribution and/or gas distribution services to its customers;
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
•
Changes in demand for services, including industrial, commercial and residential growth or decline in service areas, changes in customer growth or usage patterns, including as a result of energy conservation programs, the availability of energy efficient devices and the use of distributed generation methods;
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

Results of Operations

Presented below is a summary of DESC’s results:

	Third Quarter			Year-To-Date
(millions)	2024	2023	$ Change	2024	2023	$ Change
Net income	$105	$146	$(41)	$248	$324	$(76)

Overview

Third Quarter 2024 vs. 2023

Net income decreased 28%, primarily due to a charge in connection with the electric base rate case and a decrease in sales to utility customers from weather, partially offset by an increase in non-fuel base rates associated with the settlement of the electric base rate case and a benefit associated with resolution of an uncertain tax position.

Year-To-Date 2024 vs. 2023

Net income decreased 23%, primarily due to a charge in connection with the electric base rate case, a decrease in gains from the sale and transfer of certain utility property and increased interest rates on bonds, partially offset by an increase in sales to utility customers from weather, an increase in non-fuel base rates associated with the settlement of the electric base rate case and an increase in sales to electric utility retail customers associated with growth.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Third Quarter			Year-To-Date
(millions)	2024	2023	$ Change	2024	2023	$ Change
Operating revenues	$851	$848	$3	$2,357	$2,311	$46
Fuel used in electric generation	170	169	1	450	454	(4)
Purchased power	18	24	(6)	50	60	(10)
Gas purchased for resale	50	47	3	175	174	1
Other operations and maintenance	163	157	6	494	455	39
Impairment of assets and other charges	56	—	56	60	—	60
Depreciation and amortization	136	135	1	408	395	13
Other taxes	78	69	9	232	221	11
Other income (expense), net	(3)	(2)	(1)	(1)	26	(27)
Interest charges	69	64	5	203	186	17
Income tax expense	3	35	(32)	36	68	(32)

An analysis of DESC’s results of operations follows:

Third Quarter 2024 vs. 2023

Operating revenues remained substantially consistent, primarily reflecting:

•
A $17 million increase in non-fuel base rates associated with the settlement of the electric base rate case; and
•
An $8 million increase in sales to electric utility retail customers associated with growth.

These increases were substantially offset by:

•
A $10 million decrease in sales to electric utility retail customers from a decrease in cooling degree days during the cooling season;
•
A $7 million decrease due to one-time credits to customers associated with the electric base rate case; and
•
A $6 million decrease in sales to electric utility customers associated with economic and other usage factors.

Purchased power decreased 25%, primarily due to a decrease in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 4%, primarily due to an increase in outside services ($4 million) and an increase in salaries, wages and benefits and administrative expenses ($3 million).

Impairment of assets and other charges increased $56 million, primarily due to a charge in connection with the electric base rate case primarily to write down certain materials and supplies inventory.

Other taxes increased 13%, primarily due to higher property taxes.

Income tax expense decreased 91%, primarily due to lower pre-tax income ($18 million) and a benefit associated with resolution of an uncertain tax position ($14 million).

Year-To-Date 2024 vs. 2023

Operating revenues increased 2%, primarily reflecting:

•
A $42 million increase in sales to electric utility retail customers from an increase in cooling degree days during the cooling season ($29 million) and an increase in heating degree days during the heating season ($13 million);
•
A $21 million increase in sales to electric utility retail customers associated with growth;
•
A $17 million increase in non-fuel base rates associated with the settlement of the electric base rate case;
•
A $14 million increase in sales to gas utility customers associated with economic and other usage factors; and
•
A $6 million increase in sales to gas utility customers associated with growth.

These increases were partially offset by:

•
A $24 million decrease in sales to electric utility customers associated with economic and other usage factors;
•
A $22 million net decrease in fuel-related revenue primarily as a result of a decrease in commodity costs and purchased power costs associated with sales to electric utility retail customers;
•
An $8 million decrease in sales to electric retail customers from the capital cost rider; and
•
A $7 million decrease due to one-time credits to customers associated with the electric base rate case.

Purchased power decreased 17%, primarily due to a decrease in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 9%, primarily due to an increase in salaries, wages and benefits and administrative expenses ($13 million), charges associated with various personal injury or wrongful death litigation cases ($10 million), higher materials and supplies expense ($10 million) and an increase in outside services ($8 million).

Impairment of assets and other charges increased $60 million, primarily due to a charge in connection with the electric base rate case primarily to write down certain materials and supplies inventory.

Other income decreased $27 million, primarily due to the absences of gains on the transfer ($20 million) and sales ($11 million) of certain utility properties, partially offset by higher equity AFUDC ($9 million).

Interest charges increased 9%, primarily due to an increase in the issuance of bonds in 2023 ($24 million), partially offset by a decrease in interest rates on intercompany borrowings ($9 million).

Income tax expense decreased 47%, primarily due to lower pre-tax income.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 1, 2024, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: November 1, 2024		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer