Form 10-K
period 2024-12-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2025-02-27
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

At February 20, 2025, Dominion Energy South Carolina, Inc. had 40,296,147 shares of common stock outstanding, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

ACE Rule	Affordable Clean Energy Rule
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
BAT	Best available technology economically achievable
bcf	Billion cubic feet
CAA	Clean Air Act
CCR	Coal combustion residual
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
CODM	Chief Operating Decision Maker
COO	Chief Operating Officer
Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 75 degrees Fahrenheit, calculated as the difference between 75 degrees and the average temperature for that day
CPCN	Certificate of Public Convenience and Necessity
CUA	Capacity Use Area
CWA	Clean Water Act
DES	Dominion Energy Services, Inc.
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

Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
DSM	Demand-side management
Dth	Dekatherm
ELG Rule	Effluent limitations guidelines for the steam electric power generating category
EMANI	European Mutual Association for Nuclear Insurance
Enbridge

The legal entity, Enbridge Inc., one or more of its consolidated subsidiaries (including Enbridge Elephant Holdings, LLC, Enbridge Parrot Holdings, LLC and Enbridge Quail Holdings, LLC), or the entirety of Enbridge Inc. and its consolidated subsidiaries

EPA	U.S. Environmental Protection Agency
EPACT	Energy Policy Act of 2005
ERISA	Employment Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
Heating degree days	Units measuring the extent to which the average daily temperature is less than 60 degrees Fahrenheit, calculated as the difference between 60 degrees and the average temperature for that day

Abbreviation or Acronym	Definition
IRA	An Act to Provide for Reconciliation Pursuant to Title II of Senate Concurrent Resolution 14 of the 117th Congress (also known as the Inflation Reduction Act of 2022) enacted on August 16, 2022
IRS	Internal Revenue Service
kV	Kilovolt
LNG	Liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
MW	Megawatt
MWh	Megawatt hour
Natural Gas Rate Stabilization Act	Legislation effective February 2005 designed to improved and maintain natural gas service infrastructure to meet the needs of customers in South Carolina
NAV	Net asset value
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
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

Abbreviation or Acronym	Definition
Westinghouse	Westinghouse Electric Company LLC
WNA	Weather normalization adjustment

Part I

Item 1. Business

GENERAL

DESC, a public utility headquartered in Cayce, South Carolina, is a South Carolina corporation organized in 1924. DESC is a wholly-owned subsidiary of SCANA, which is a wholly-owned subsidiary of Dominion Energy. DESC conducts business under the name “Dominion Energy South Carolina.” At December 31, 2024, DESC had approximately 2,400 employees, of which approximately 720 were subject to collective bargaining agreements.

DESC is engaged in the generation, transmission and distribution of electricity to approximately 0.8 million customers in the central, southern and southwestern portions of South Carolina. Additionally, DESC distributes natural gas to approximately 0.5 million residential, commercial and industrial customers in South Carolina. DESC’s business experiences seasonal fluctuations, with generally higher sales of electricity during the summer and winter months because of air conditioning and heating requirements, and generally higher sales of natural gas during the winter months due to heating requirements.

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

See Note 3 to the Consolidated Financial Statements for additional information.

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

DESC’s natural gas tariffs include a purchased gas adjustment that provides for the recovery of prudently incurred gas costs, including transportation costs. DESC is authorized to adjust its purchased gas rates monthly and makes routine filings with the South Carolina Commission to provide notification of changes in these rates. Costs that are under or over recovered are deferred as regulatory assets or liabilities, respectively, and considered in subsequent purchased gas adjustments. The purchased gas adjustment filings generally cover a prospective twelve-month period. Increases or decreases in purchased gas costs can result in corresponding changes in purchased gas adjustment rates and the revenue generated by those rates. The South Carolina Commission reviews DESC’s gas purchasing policies and practices, including its administration of the purchased gas adjustment, annually. DESC has also received approval from the South Carolina Commission to recover gas DSM program costs and a shared savings incentive from residential and commercial natural gas customers under a rider to retail gas rates. The South Carolina Commission approved DESC to recover net lost revenues resulting from the gas DSM programs through its annual Natural Gas Rate Stabilization Act proceeding.

See Note 3 to the Consolidated Financial Statements for additional information.

Federal Energy Regulatory Commission

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. DESC may make wholesale sales at market-based rates outside its balancing authority pursuant to its market-based sales tariff authorized by FERC. In addition, DESC has FERC approved tariffs to sell wholesale power at capped rates based on its embedded cost of generation. These cost-based sales tariffs could be used to sell to loads within or outside DESC’s service territory. Any such sales are voluntary. FERC also regulates the issuance of certain securities by DESC.

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

DESC is also subject to FERC’s affiliate restrictions that (1) prohibit power sales between nonregulated plants and utility plants without first receiving FERC authorization, (2) require the nonregulated and utility plants to conduct their wholesale power sales operations separately and (3) prohibit utilities from sharing market information with nonregulated plant operating personnel. The rules are designed to prohibit utilities from giving the nonregulated plants a competitive advantage.

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

DESC is subject to complex governmental regulation, including tax regulation, that could adversely affect its results of operations and subject DESC to monetary penalties. DESC’s operations are subject to extensive federal, state and local laws and regulations and require numerous permits, approvals and certificates from various governmental agencies. Such laws and regulations govern the terms and conditions of the services it offers, its relationships with affiliates, protection of its critical electric infrastructure assets and pipeline safety, among other matters. These operations are also subject to legislation and associated regulation governing taxation at the federal, state and local level. DESC must also comply with environmental legislation and associated regulations. Management believes that the necessary approvals have been obtained for existing operations and that the businesses are conducted in accordance with applicable laws. DESC’s business is subject to regulatory regimes which could result in substantial monetary penalties if DESC is found not to be in compliance, including mandatory reliability standards and interaction in the wholesale markets. New laws or regulations, the revision or reinterpretation of existing laws or regulations, the imposition of new tariffs, changes in enforcement practices of regulators, or penalties imposed for non-compliance with existing laws or regulations may result in substantial additional expense. Adverse developments in tax laws, credits or other incentives including changes in legislation, administrative interpretations or judicial determinations could result in material modifications to business models or otherwise negatively affect DESC’s results of operations, financial condition and/or cash flows. Recent legislative and regulatory changes that are impacting DESC include the IRA and 2017 Tax Reform Act.

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

Compliance with federal and/or state requirements imposing limitations on GHG emissions or efficiency improvements, as well as Dominion Energy’s commitment to achieve net zero carbon and methane emissions by 2050, may result in significant compliance costs, could result in certain of DESC’s electric generation units or natural gas facilities being uneconomical to maintain or operate and may depend upon technological advancements which may be beyond DESC’s control. In February 2020, Dominion Energy announced its commitment to achieve net zero carbon and methane Scope 1 emissions by 2050. In February 2022, Dominion Energy expanded this commitment to cover Scope 2 emissions and material categories of Scope 3 emissions. To help Dominion Energy meet this commitment, DESC may need to construct new electric generation facilities, including renewable facilities such as solar, and seek the extension of the operating license for Summer. DESC will also need to depend on technological improvements not currently in commercial development. Additionally, actions taken in furtherance of Dominion Energy’s net zero commitment may impact existing generation facilities, including as a result of fuel switching and/or the retirement of high-emitting generation facilities and their potential replacement with lower-emitting generation facilities. Further, the ability to realize this commitment may require DESC to be able to obtain significant financing. The federal government or South Carolina may also enact legislation or regulations relating to climate change matters such as the reduction of GHG emissions and renewable energy portfolio standards, similar to the Virginia Clean Economy Act of 2020.

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

DESC is subject to risks associated with the disposal and storage of coal ash. DESC historically produced coal ash, or CCRs, as a by-product of its coal-fired generation operations. The ash is stored and managed in impoundments (ash ponds) and landfills located at three different facilities.

The EPA has issued regulations concerning the management and storage of CCRs. These CCR regulations require DESC to make additional capital expenditures and increase operating and maintenance expenses. In addition, the DESC will incur expenses and other costs associated with closing, corrective action and ongoing monitoring of certain ash ponds and landfills. In addition, the EPA’s May 2024 final rule regulates inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. DESC believes that it may have inactive or closed units or areas that could be subject to the final rule at up to 7 different stations. DESC also may face litigation concerning their coal ash facilities.

Further, while DESC operates their ash ponds and landfills in compliance with applicable state safety regulations, a release of coal ash with a significant environmental impact could result in remediation costs, civil and/or criminal penalties, claims, litigation, increased regulation and compliance costs, and reputational damage, and could impact the financial condition of DESC.

Construction Risks

DESC’s infrastructure build and expansion plans often require regulatory approval, including environmental permits, before commencing construction and completing projects. DESC may not complete facility construction, electric transmission line, conversion or other infrastructure projects that it commences, or it may complete projects on materially different terms, costs or timing than initially estimated or anticipated, and it may not be able to achieve the intended benefits of any such project, if completed. DESC may consider additional projects necessary to meet projected demand growth in its service territory, including from data centers. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies, and such approvals could include mitigation costs which may be material to DESC. Projects may not be able to be completed on time or in accordance with estimated costs as a result of weather conditions, need for new land and right of ways, delays in obtaining or failure to obtain regulatory approvals, changes in our laws or regulations, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, concerns raised during stakeholder engagement, a decline in the credit strength of counterparties or vendors, inflation, the impact of applicable tariffs or other factors beyond DESC’s control. Even if facility construction, electric transmission line, conversion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of DESC following completion of the projects may not meet expectations. Start-up and operational issues can arise in connection with the commencement of commercial operations at DESC’s facilities. Such issues may include failure to meet specific operating parameters, which may require adjustments to meet or amend these operating parameters. Additionally, DESC may not be able to timely and effectively integrate the projects into its operations and such integration may result in unforeseen operating difficulties or unanticipated costs. Further, regulators may disallow recovery of some of the costs of a project if they are deemed not to be prudently incurred. Any of these or other factors could adversely affect DESC’s ability to realize the anticipated benefits from the facility construction, electric transmission line, conversion and other infrastructure projects.

Operational Risks

DESC’s financial performance and condition can be affected by changes in the weather, including the effects of global climate change. Fluctuations in weather can affect demand for DESC’s services. For example, milder than normal weather can reduce demand for electricity and gas distribution services. In addition, severe weather or acts of nature, including hurricanes, winter storms, wildfires, earthquakes, floods and other natural disasters can stress systems, disrupt operation of DESC’s facilities and cause service outages, production delays and property damage that require incurring additional expenses. Changes in weather conditions can result in reduced water levels or changes in water temperatures that could adversely affect operations at some of DESC’s power stations. Furthermore, DESC’s operations could be adversely affected and its physical plant placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, for operations located on or near coastlines, a change in sea level or sea temperatures. Due to the location of DESC’s electric utility service territories which are frequently in the path of hurricanes, it experiences the consequences of these weather events to a greater degree than many of its industry peers.

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

DESC’s financial results can be adversely affected by various factors driving supply and demand for electricity and gas and related services. Demand for DESC’s services can be driven by changing populations within its service territory, significant new commercial or industrial customers or other changes in consumer habits. For example, data centers in Virginia have been a source of significant increase in demand which is expected to continue over the next decade. DESC could experience similar increases in demand if similar events were to occur in its service territory. Technological advances may enhance energy efficiency in end-use devices, including lighting, furnaces and electric heat pumps and could lead to declines in per capita energy consumption. Additionally, regulatory and/or legislative bodies could introduce requirements and/or incentives to reduce energy consumption. Likewise, certain regulatory and legislative bodies have introduced or are considering actions which could limit the use or installation of new natural gas appliances. Consumer demand for our services may also be impacted by any price increases, including those driven from factors beyond our control such as inflation or increased prices in natural gas. Further, DESC’s business model is premised upon the cost efficiency of the production, transmission and distribution of large-scale centralized utility generation. However, advances in distributed generation technologies, such as solar cells, gas microturbines, battery storage and fuel cells, may make these alternative generation methods competitive with large-scale utility generation, and change how customers acquire or use our services. The widescale implementation of alternative generation methods could negatively impact the reliability of DESC’s electric grid and/or result in significant costs to enhance the grid. DESC has an exclusive franchise to serve retail electric customers in its South Carolina service territory. If regulatory conditions change, DESC’s exclusive franchise may erode.

Increased energy demand or significant accelerated growth in demand due to new data centers, expanded use of artificial intelligence, widespread adoption of electric vehicles or other customer changes could require enhancements to DESC’s infrastructure. As discussed above, the ability of DESC to construct new facilities is dependent upon factors outside of its control, including obtaining regulatory approvals, environmental and other permits. Any delays in, or inability to complete, construction of new facilities or expand and/or renew existing facilities could have an adverse effect on DESC’s financial results. In addition, purchased power may be from generation sources which emit more emissions than DESC’s facilities, which could negatively impact Dominion Energy’s ability to meet its commitment to net zero emissions. Alternatively, reduced energy demand or significantly slowed growth in demand due to customer adoption of energy efficient technology, conservation, distributed generation, regional economic conditions, or the impact of additional compliance obligations, unless substantially offset through regulatory cost allocations, could adversely impact the value of DESC’s business activities.

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

DESC may be materially adversely affected by negative publicity or the inability of Dominion Energy to meet its stated commitments. From time to time, political and public sentiment may result in a significant amount of adverse press coverage and other adverse public statements affecting DESC. Additionally, any failure by Dominion Energy to realize its commitments to achieve net zero carbon and methane emissions by 2050, enhance the customer experience or other long-term goals could lead to adverse press coverage and other adverse public statements affecting DESC. The ability to comply with some or all of Dominion Energy’s voluntary commitments may be outside of DESC’s control. For example, the ability to reduce emissions while meeting Dominion Energy’s increasing demand growth is expected to be dependent on the technological and economic feasibility of large-scale battery storage, carbon capture and storage, small modular reactors, hydrogen and/or other clean energy technologies. Dominion Energy is also dependent on the actions of third parties to meet the expanded commitment regarding Scope 2 emissions and Scope 3 emissions. If downstream customers or upstream suppliers do not sufficiently reduce their GHG emissions, Dominion Energy may not achieve its net zero emissions goal. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims as well as adverse outcomes.

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

An inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on DESC’s operations and ability to generate cash flow. DESC is dependent in part on certain financing arrangements with Dominion Energy for borrowings necessary to meet its working capital and other financial needs. If Dominion Energy’s funding resources were to become unavailable to Dominion Energy, DESC’s access to funding could also be in jeopardy. In the future, an inability to obtain additional financing from other sources on acceptable terms could negatively affect its financial condition, cash flows, anticipated financial results or impair its ability to generate additional cash flows. The ability to obtain bank financing or to access the capital markets for future debt offerings may be limited by the financial condition of DESC at the time of any such financing or offering or other debt agreements in place at the time, adverse market conditions or other contingencies and uncertainties that are beyond our control.

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

Governance

Dominion Energy’s Board of Directors, including its operations committee (effective in July 2024, previously its finance and risk oversight committee), provides oversight of risks from cybersecurity threats to all Dominion Energy operations, including DESC. Dominion Energy’s Board of Directors as well as its operations committee (effective in July 2024, previously its finance and risk oversight committee) receive presentations and reports throughout the year on cybersecurity and information security risk from management, including Dominion Energy’s chief security officer, director of cybersecurity (CISO) and chief information officer. These presentations and reports address a broad range of topics, including Dominion Energy’s cyber risk management program, updates on recent cybersecurity threats and incidents across the industry, policies and practices, industry trends, threat environment and vulnerability assessments and specific and ongoing efforts to prevent, detect and respond to internal and external critical threats, including management’s hosting in 2024 of its third practical exercise with external federal, state and local incident response partners. In addition, Dominion Energy’s Board of Directors receives briefings from time to time from outside experts for an independent view on cybersecurity risks, including assessments by independent consulting firms and legal counsel of the Company’s readiness and resilience.

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

The director of cybersecurity (CISO) has over 30 years of experience at Dominion Energy primarily in various roles within the information technology department, including information technology risk management, as well as cybersecurity. The director of cybersecurity (CISO) has been involved in designing and evolving Dominion Energy’s cyber risk management policies, practices and procedures. This individual has deep relationships with key external partners and is recognized within the industry and the U.S. as a leading cybersecurity expert.

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

The chief security officer and chief information officer are supported by the senior vice president of administrative services as well as Dominion Energy’s operations, compliance, legal, audit, corporate risk, supply chain, human resources and accounting departments in executing its cybersecurity program. In addition, the chief security officer and chief information officer provide periodic updates concerning recent developments affecting cybersecurity and privacy risk to Dominion Energy’s executive cyber risk council, which includes executive officers responsible for administrative services, corporate affairs, supply chain, corporate secretary and corporate risk along with legal counsel.

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

Item 2. Properties

DESC has approximately 3,800 miles and 19,100 miles of electric transmission and distribution lines, respectively, exclusive of service level lines, in South Carolina. The grants for most of DESC’s electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying property titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, DESC owns 455 substations.

DESC’s natural gas system includes approximately 19,500 miles of distribution mains and related service facilities, which are supported by approximately 400 miles of transmission pipeline.

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

The following table lists DESC’s generating units and capability as of December 31, 2024.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Jasper (CC)(1)	Hardeeville, SC	902
Columbia Energy Center (CC)(1)	Gaston, SC	522
Urquhart (CC)(1)	Beech Island, SC	458
McMeekin	Irmo, SC	250
Hagood (CT)(1)	Charleston, SC	118
Urquhart Unit 3	Beech Island, SC	95
Urquhart (CT)(1)	Beech Island, SC	87
Bushy Park (CT)(1)	Goose Creek, SC	42
Coit (CT)(1)(2)	Columbia, SC	26
Total Gas		2,500		37%
Coal
Wateree	Eastover, SC	684
Williams	Goose Creek, SC	595
Cope(3)	Cope, SC	415
Total Coal		1,694		25
Hydro
Fairfield	Jenkinsville, SC	576
Saluda	Irmo, SC	190
Other	Various	18
Total Hydro		784		12
Nuclear
Summer	Jenkinsville, SC	644	(4)	10
		5,622
Power Purchase Agreements		1,112	(5)	16
Total Utility Generation		6,734		100%

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for DESC’s common stock, all of which is owned by SCANA. DESC may pay cash dividends in 2025 but is neither required to nor restricted, except as described in Note 5 to the Consolidated Financial Statements, from making such payments.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MD&A discusses DESC’s results of operations and should be read in conjunction with Item 1. Business and the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. DESC meets the conditions to file under the reduced disclosure format, and therefore has omitted certain sections of MD&A.

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
•
Federal, state and local legislative and regulatory developments;
•
Changes in or interpretations of federal and state tax laws and regulations, including those related to tax credits or other incentives;
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
•
Political and economic conditions, including tariffs, inflation and deflation;
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

RESULTS OF OPERATIONS

Presented below is a summary of DESC’s results:

Year Ended December 31,	2024	$ Change	2023
(millions)
Net income	$352	$(43)	$395

Overview

2024 VS. 2023

Net income decreased 11%, primarily due to a charge in connection with the settlement of the electric base rate case and increased operations and maintenance expenses, partially offset by an increase in sales to utility customers from weather and an increase in non-fuel base rates following the settlement of the electric base rate case.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

Year Ended December 31,	2024	$ Change	2023
(millions)
Operating revenues	$3,173	$145	$3,028
Fuel used in electric generation	603	21	582
Purchased power	68	(4)	72
Gas purchased for resale	245	2	243
Other operations and maintenance	657	58	599
Impairment of assets and other charges	60	57	3
Depreciation and amortization	546	15	531
Other taxes	300	8	292
Other income (expense), net	(1)	(25)	24
Interest charges	276	26	250
Income tax expense	65	(20)	85

An analysis of DESC’s results of operations follows:

2024 VS. 2023

Operating revenue increased 5%, primarily reflecting:

•
A $60 million increase in non-fuel base rates associated with the settlement of the electric base rate case;
•
A $49 million increase in sales to electric utility retail customers from an increase in cooling degree days during the cooling season ($29 million) and an increase in heating degree days during the heating season ($20 million);
•
A $25 million increase in sales to electric utility retail customers associated with growth;
•
A $9 million increase in fuel-related revenue primarily as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers;
•
An $8 million increase in sales to gas utility customers associated with growth; and
•
A $5 million increase from electric utility customers who previously elected to pay market based or other negotiated rates.

These increases were partially offset by:

•
A $17 million decrease in sales to electric utility customers associated with economic and other usage factors;
•
An $11 million decrease in sales to electric retail customers from the capital cost rider; and
•
A $7 million decrease due to one-time credits to customers associated with the electric base rate case.

Fuel used in electric generation increased 4%, primarily due to increased fuel costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 10%, primarily due to an increase in salaries, wages and benefits and administrative expenses ($16 million), an increase in outside services ($13 million), charges associated with various personal injury or wrongful death litigation cases ($11 million) and an increase due to the absence of a credit from the updated joint ownership cost allocation study in 2023 ($7 million).

Impairment of assets and other charges increased $57 million, primarily due to a charge in connection with the electric base rate case primarily to write down certain materials and supplies inventory.

Other income, net decreased $25 million, primarily due to the absences of gains on the transfer and sales of certain utility properties.

Interest charges increased 10%, primarily due to an increase in the issuance of first mortgage bonds in 2023 ($24 million) and interest expense associated with a pending final settlement of a federal tax audit ($12 million), partially offset by increased AFUDC ($5 million).

Income tax expense decreased 24%, primarily due to lower pre-tax income.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $87 million and $75 million in the fair value of DESC’s commodity-based derivative instruments as of December 31, 2024 and 2023, respectively.

The impact of a change in energy commodity prices on DESC’s commodity-based derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled.

Interest Rate Risk

DESC manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for DESC, a hypothetical 10% increase in market interest rates would result in a $6 million and $4 million decrease in earnings at December 31, 2024 and 2023, respectively.

DESC also uses interest rate derivatives, including forward-starting swaps and interest rate swaps to manage interest rate risk. DESC had $71 million in aggregate notional amounts of these interest rate derivatives outstanding as of both December 31, 2024 and 2023. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $3 million and $2 million in the fair value of DESC’s interest rate derivatives at December 31, 2024 and 2023, respectively.

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

DESC recognized net investment gains (including investment income) on nuclear decommissioning trust investments of $21 million and $25 million for the years ended December 31, 2024 and 2023, respectively.

DESC participates in the SCANA sponsored pension plan that holds investments in trusts to fund employee benefit payments. DESC’s pension plan assets experienced aggregate actual returns of $50 million and $66 million in 2024 and 2023, respectively, versus expected returns of $37 million and $34 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. A hypothetical 0.25% decrease in the assumed long-term rates of return on DESC’s plan assets would result in an increase in the following year’s net periodic cost of $2 million and $1 million at December 31, 2024 and 2023, respectively, for pension benefits.

Risk Management Policies

DESC has established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion Energy has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including DESC. Dominion Energy maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion Energy also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and DESC’s December 31, 2024 provision for credit losses, management believes that it is unlikely that a material adverse effect on DESC’s financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Dominion Energy South Carolina, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dominion Energy South Carolina, Inc. (an indirect, wholly-owned subsidiary of Dominion Energy, Inc.) and affiliates (“DESC”) at December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in common equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of DESC at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Liabilities - Impact of Rate Regulation on the Consolidated Financial Statements —Refer to Notes 2 and 3 to the Consolidated Financial Statements

Critical Audit Matter Description

DESC, through its regulated electric and gas operations, is subject to rate regulation by the Public Service Commission of South Carolina (the “South Carolina Commission”) and the Federal Energy Regulatory Commission (“FERC”) (collectively, the “relevant commissions”), which have jurisdiction with respect to the rates of utility companies in the territory DESC serves. Management has determined DESC meets the requirements under accounting principles generally accepted in the United States of America to apply the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures such as utility plant, net; regulatory assets; regulatory liabilities; operating revenue; fuel used in electric generation; gas purchased for resale; other operations and maintenance expense; impairment of assets and other charges; and depreciation and amortization expense, collectively, the “financial statement impacts of rate regulation”.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the financial statement impacts of rate regulation. Management judgments include assessing the likelihood of (1) recovery of its regulatory assets through future rates and (2) whether a regulatory liability is due to customers. Given management’s accounting judgments are based on assumptions about the outcome of future decisions by the relevant commissions, auditing these judgments required specialized knowledge of the accounting for rate regulation and the rate setting process due to its inherent complexities.

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
•
We read and evaluated orders issued by the relevant commissions, as well as relevant regulatory statutes, interpretations, procedural memorandums, existing laws and other publicly available information to assess whether this external information was properly considered by management in concluding upon the financial statement impacts of rate regulation.
•
We considered the likelihood of (1) recovery of regulatory assets through future rates and (2) whether a regulatory liability is due to customers based on precedents established by the relevant commissions’ previous orders and DESC’s past experience with the relevant commissions.
•
For regulatory matters in process, we inspected associated documents and testimony filed with the relevant commissions for any evidence that might contradict management’s assertions.
•
We read and analyzed the minutes of the Board of Directors of Dominion Energy, Inc. and the Board of Directors of DESC, for discussions of changes in legal, regulatory, or business factors which could impact management’s conclusions with respect to the financial statement impacts of rate regulation.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2025

We have served as DESC’s auditor since 1945.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

At December 31,	2024	2023
(millions)
ASSETS
Utility plant in service	$16,300	$15,500
Accumulated depreciation and amortization	(5,761)	(5,557)
Construction work in progress	899	606
Nuclear fuel, net of accumulated amortization	224	229
Utility plant, net ($824 and $773 related to VIEs)	11,662	10,778
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	16	24
Assets held in trust, nuclear decommissioning	268	247
Nonutility property and investments, net	284	271
Current Assets:
Cash and cash equivalents	—	1
Receivables:
Customer, net of allowance for uncollectible accounts of $6 for both periods	423	420
Affiliated and related party	4	4
Other	104	97
Inventories (at average cost):
Fuel	83	94
Gas storage	22	30
Materials and supplies	211	232
Prepayments	91	84
Derivative assets(1)	63	9
Regulatory assets	299	444
Other current assets	16	14
Total current assets ($79 and $89 related to VIEs)	1,316	1,429
Deferred Debits and Other Assets:
Derivative assets(1)	309	167
Regulatory assets	3,342	3,107
Affiliated receivables	26	4
Other	102	101
Total deferred debits and other assets ($25 and $26 related to VIEs)	3,779	3,379
Total assets	$17,041	$15,857
(1)
See Note 16 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

At December 31,	2024	2023
(millions)
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,088	$4,088
Retained earnings	689	592
Accumulated other comprehensive loss	(1)	(1)
Total common equity	4,776	4,679
Noncontrolling interest	206	183
Total equity	4,982	4,862
Long-term debt, net	4,220	4,219
Affiliated long-term debt	230	—
Finance leases	2	4
Total long-term debt	4,452	4,223
Total capitalization	9,434	9,085
Current Liabilities:
Short-term borrowings	250	254
Securities due within one year	2	3
Accounts payable	273	180
Affiliated and related party payables	995	740
Customer deposits and customer prepayments	82	75
Taxes accrued	254	248
Interest accrued	83	79
Regulatory liabilities	201	205
Reserves for litigation and regulatory proceedings	7	3
Other	194	163
Total current liabilities	2,341	1,950
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,409	1,318
Asset retirement obligations	1,139	731
Pension and other postretirement benefits	109	115
Derivative liabilities	1	4
Regulatory liabilities	2,488	2,579
Other	120	75
Total deferred credits and other liabilities	5,266	4,822
Commitments and Contingencies (see Note 12)
Total capitalization and liabilities	$17,041	$15,857

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2024	2023	2022
(millions)
Operating Revenue(1)	$3,173	$3,028	$3,783
Operating Expenses:
Fuel used in electric generation	603	582	1,000
Purchased power(1)	68	72	137
Gas purchased for resale	245	243	433
Other operations and maintenance	492	436	460
Other operations and maintenance – affiliated suppliers	165	163	164
Impairment of assets and other charges	60	3	6
Depreciation and amortization	546	531	507
Other taxes(1)	300	292	277
Total operating expenses	2,479	2,322	2,984
Operating income	694	706	799
Other income (expense), net	(1)	24	55
Interest charges, net of AFUDC of $25, $20 and $7(1)	276	250	220
Income before income tax expense	417	480	634
Income tax expense	65	85	131
Net Income	352	395	503
Other Comprehensive Income (Loss):
Deferred cost of employee benefit plans, net of tax of $— for all periods	—	1	(1)
Total Comprehensive Income	352	396	502
Comprehensive Income Attributable to Noncontrolling Interest	23	21	20
Comprehensive Income Available to Common Shareholder	$329	$375	$482
(1)
See Note 16 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2024	2023	2022
(millions)
Operating Activities
Net income	$352	$395	$503
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets and other charges	60	3	4
Deferred income taxes, net	91	88	255
Depreciation and amortization	546	531	507
Amortization of nuclear fuel	34	33	39
Other adjustments	4	(21)	(33)
Changes in certain assets and liabilities:
Receivables	(21)	5	(72)
Receivables – affiliated and related party	—	(2)	14
Inventories	(10)	(2)	(83)
Prepayments and deposits, net	—	(12)	—
Regulatory assets	79	334	(532)
Regulatory liabilities	(94)	(301)	(94)
Accounts payable	68	(68)	52
Accounts payable – affiliated and related party	(14)	(35)	59
Interest accrued	4	4	2
Taxes accrued	6	12	14
Net realized and unrealized changes related to commodity derivative activities	(194)	75	(103)
Pension and other postretirement benefits	(6)	2	(50)
Other assets and liabilities	16	(22)	24
Net cash provided by operating activities	921	1,019	506
Investing Activities
Property additions and construction expenditures	(1,105)	(957)	(697)
Proceeds from investments and sales or disposals of assets, including asset retirement costs	(54)	(42)	(19)
Purchase of investments	(26)	(4)	(5)
Other	2	5	6
Net cash used in investing activities	(1,183)	(998)	(715)
Financing Activities
Proceeds from issuance of debt	—	500	—
Dividend to parent	(232)	(200)	(433)
Short-term borrowings, net	(4)	5	249
Short-term borrowings – affiliated, net	499	(326)	354
Other	(2)	(10)	(4)
Net cash provided by (used in) financing activities	261	(31)	166
Net decrease in cash, restricted cash and equivalents	(1)	(10)	(43)
Cash, restricted cash and equivalents at beginning of period	1	11	54
Cash, restricted cash and equivalents at end of period	$—	$1	$11
Supplemental Cash Flow Information
Cash for:
Interest paid(1) (net of capitalized interest of $25, $20 and $7)	211	176	190
Income taxes paid	23	69	—
Income taxes received	—	—	130
Noncash investing and financing activities:(2)
Accrued construction expenditures	138	116	126
Operating leases(3)	5	2	6
Contributed capital	—	—	72
(1)
Excludes amounts related to affiliated debt discussed in Note 6.
(2)
See Note 5 for noncash financing activities related to capital contributions associated with the settlement of litigation. See Note 12 for noncash investing activities related to the transfer of property associated with the settlement of litigation.
(3)
Finance leases entered into, if any, were inconsequential for all years presented.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Non- controlling Interest	Total Equity
December 31, 2021	40	$4,016	$335	$(1)	$175	$4,525
Total comprehensive income available to common shareholder			483	(1)	20	502
Capital contribution from parent		72				72
Dividend to parent			(400)		(33)	(433)
December 31, 2022	40	4,088	418	(2)	162	4,666
Total comprehensive income available to common shareholder			374	1	21	396
Dividend to parent			(200)			(200)
December 31, 2023	40	4,088	592	(1)	183	4,862
Total comprehensive income available to common shareholder			329	—	23	352
Dividend to parent			(232)			(232)
December 31, 2024	40	$4,088	$689	$(1)	$206	$4,982
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

Certain amounts in the 2023 and 2022 Consolidated Financial Statements and Notes have been reclassified to conform to the 2024 presentation for comparative purposes; however, such reclassifications did not affect DESC’s net income, total assets, liabilities, equity or cash flows.

Utility Plant

Utility plant is stated at original cost. The costs of additions, replacements and betterments to utility plant, including direct labor, material and indirect charges for engineering, supervision and AFUDC, are added to utility plant accounts. The original cost of utility property retired or otherwise disposed of is removed from utility plant accounts and generally charged to accumulated depreciation. Cost of removal collections from utility customers are recorded as regulatory liabilities. The costs of repairs and replacements of items of property determined to be less than a unit of property or that do not increase the asset’s life or functionality are charged to expense.

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

DESC calculated AFUDC using average composite rates of 5.3%, 5.3% and 2.7% for 2024, 2023 and 2022, respectively. These rates do not exceed the maximum rates allowed in the various regulatory jurisdictions. DESC capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

For property subject to cost-of-service rate regulation that will be abandoned significantly before the end of its useful life, the net carrying value is reclassified from utility plant-in-service when it becomes probable it will be abandoned and recorded as a regulatory asset for amounts expected to be collected through future rates.

Provisions for depreciation and amortization are recorded using the straight-line method based on the estimated service lives of the various classes of property, and in most cases, include provisions for future cost of removal. The composite weighted-average depreciation rates for utility plant by function were as follows:

Year Ended December 31,	2024	2023	2022
(percent)
Generation	2.33	2.33	2.34
Transmission	2.53	2.54	2.36
Distribution	2.53	2.57	2.59
Storage	2.75	2.83	2.93
General and other	3.15	3.16	3.35

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

DESC is authorized to collect $25 million annually through electric rates to offset certain turbine generator maintenance expenditures. For the years ended December 31, 2024, 2023 and 2022, DESC incurred $16 million, $20 million and $20 million, respectively, for turbine generator maintenance.

Nuclear refueling outages are scheduled 18 months apart. As approved by the South Carolina Commission, DESC accrued $17 million annually through August 2024 and $24 million annually beginning September 2024 for its portion of the nuclear refueling outages, that are scheduled to occur from the fall of 2024 through the fall of 2030 as well as unrecovered balances from the previous accrual cycle. Refueling outage costs incurred for which DESC was responsible totaled $42 million in 2024, $26 million in 2023 and $1 million in 2022.

Effective September 2021, DESC implemented a tree trimming and vegetation management accrual where costs associated with cyclical tree trimming and vegetation management are accrued over the five-year operating cycle DESC seeks to maintain for such activities. As approved by the South Carolina Commission, DESC accrued $28 million annually through August 2024 and $34 million annually beginning September 2024. During the years ended December 31, 2024, 2023 and 2022, DESC incurred costs totaling $29 million, $31 million and $33 million, respectively.

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

Nuclear Decommissioning

Based on a decommissioning cost study completed in 2020, DESC’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer, including the cost of decommissioning plant components both subject to and not subject to radioactive contamination, totals $831 million, stated in 2024 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer. The cost estimate assumes that the site will be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

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

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within DESC’s Consolidated Balance Sheets to the corresponding amounts reported within DESC’s Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022:

	Cash, Restricted Cash and Equivalents at End/Beginning of Year
	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
(millions)
Cash and cash equivalents	$—	$1	$11	$30
Restricted cash and equivalents(1)	—	—	—	24
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$—	$1	$11	$54
(1)
Restricted cash and equivalent balances are presented within other current assets on the Consolidated Balance Sheets.

Receivables

Customer receivables reflect amounts due from customers arising from the delivery of energy or related services and include both billed and unbilled amounts earned pursuant to revenue recognition practices described in Note 4. Customer receivables are generally due within one month of receipt of invoices which are presented on a monthly cycle basis. Unbilled revenues totaled $176 million at both December 31, 2024 and 2023.

DESC sells electricity and natural gas and provides distribution and transmission services to customers in South Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of DESC’s customer base, which includes a large number of residential, commercial and industrial customers. Credit risk associated with accounts receivable is limited due to the large number of customers. DESC’s exposure to potential concentrations of credit risk results primarily from amounts due from Santee Cooper related to the jointly owned nuclear generating facility at Summer. Such receivables represented approximately 7% of DESC’s accounts receivable balance at December 31, 2024.

Inventories

Materials and supplies include the average cost of transmission, distribution and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, at weighted-average cost when used. Fuel inventory includes the average cost of coal, natural gas, fuel oil and emission allowances. Fuel is charged to inventory when purchased and is expensed, at weighted-average cost, as used and recovered through fuel cost recovery rates approved by the South Carolina Commission.

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

DESC recognizes positions taken, or expected to be taken, in income tax returns that are more-likely-than-not to be realized, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2024 and 2023, DESC had $38 million and $62 million, respectively, of unrecognized tax benefits.

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

DESC recognizes interest on underpayments and overpayments of income taxes in interest expense and interest income, respectively. Penalties are also recognized in other expenses. DESC recorded interest expense of $12 million in 2024 with inconsequential amounts recorded in 2023 and 2022.

At December 31, 2024, DESC had an income tax-related affiliated payable of $12 million to Dominion Energy. This balance is expected to be paid to Dominion Energy in 2025.

At December 31, 2023, DESC had an income tax-related affiliated payable of $15 million to Dominion Energy. This balance was paid to Dominion Energy in 2024.

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

Derivative assets and liabilities are presented gross on DESC’s Consolidated Balance Sheets. Derivative contracts representing unrealized gain positions and purchased options are reported as derivative assets. Derivative contracts representing unrealized losses and options sold are reported as derivative liabilities. All derivatives, except those for which an exception applies, are required to be reported in the Consolidated Balance Sheets at fair value. One of the exceptions to fair value accounting, normal purchases and normal sales, may be elected when the contract satisfies certain criteria, including a requirement that physical delivery of the underlying commodity is probable. Contracts for the future purchase of certain quantities of natural gas that no longer meet the criteria for the normal purchase normal sale exception are accounted for as derivative contracts. Expenses and revenues resulting from deliveries under normal purchase contracts and normal sales contracts, respectively, are included in earnings at the time of contract performance. See Fair Value Measurements below for additional information about fair value measurements and associated valuation methods for derivatives.

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

DESC does not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. DESC had no margin assets or liabilities associated with cash collateral at December 31, 2024 and 2023. See Note 8 for further information about derivatives.

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

Cash Flow Hedges- DESC used interest rate swaps to hedge its exposure to variable interest rates on long-term debt. For transactions in which DESC is hedging the variability of cash flows, changes in the fair value of the derivatives are reported in regulatory assets or liabilities. Any derivative gains or losses reported in regulatory assets or liabilities are reclassified to earnings when the forecasted item is included in earnings, or earlier, if it becomes probable that the forecasted transaction will not occur. For cash flow hedge transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable. At December 31, 2024, all derivatives previously designated as cash flow hedges have settled and are being amortized over the life of the debt.

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

The inputs and assumptions used in measuring fair value include the following:

Derivative Contracts
Inputs and assumptions	Commodity	Interest Rate
Forward commodity prices	X
Transaction prices	X
Price volatility	X
Price correlation	X
Volumes	X
Commodity location	X
Interest rates	X
Interest rate curves		X
Credit quality of counterparties and DESC	X	X
Credit enhancements	X	X
Time value	X	X
Notional value		X

In addition, investments are measured at fair value utilizing quoted securities prices and indices.

Levels

DESC utilizes the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•
Level 1-Quoted prices (unadjusted) in active markets for identical assets and liabilities that it has the ability to access at the measurement date. Instruments categorized in Level 1 primarily consist of cash equivalents and other.
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

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. DESC collects sales, consumption, consumer utility taxes and sales taxes; however, these amounts are excluded from revenue and are recorded as liabilities until they are remitted to the respective taxing authority.

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

Leases

DESC leases certain assets including vehicles, real estate, office equipment and other assets under both operating and finance leases. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease agreement, subject to regulatory framework. Rent expense associated with operating leases, short-term leases and variable leases is primarily recorded in other operations and maintenance expense in the Consolidated Statements of Comprehensive Income. Amortization expense and interest charges associated with finance leases are deferred within regulatory assets in the Consolidated Balance Sheets and amortized into the Consolidated Statements of Comprehensive Income.

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

New Accounting Standards

Segment Disclosures

In November 2023, the FASB issued revised accounting guidance for reportable segments. The revised guidance requires disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires disclosure of the title and position of the CODM. The revised guidance does not change how an entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented. This revised guidance only impacted DESC’s disclosures with no impacts to its results of operations, cash flows or financial condition.

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

Climate-Related Disclosures

In March 2024, the SEC issued guidance for climate-related disclosures. The guidance requires disclosure of the financial statement impacts of severe weather events and other natural conditions, including amounts capitalized or expensed as well as any associated recoveries. In addition, the guidance requires disclosure of amounts related to renewable energy credits or carbon offsets if utilized as a material component of plans to achieve climate-related targets or goals. This guidance is currently subject to a stay issued by the SEC. Should this guidance become effective, DESC expects it to only impact its disclosures with no impacts to its results of operations, cash flows or financial condition.

Expense Disaggregation Disclosures

In November 2024, the FASB issued revised accounting guidance for income statement expense disaggregation disclosures. The revised guidance requires disclosure of disaggregated information about specific expense categories in commonly presented income statement expense captions. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and allows either prospective or retrospective application. DESC expects this revised guidance to only impact its disclosures with no impacts to its results of operations, cash flows or financial condition.

3. RATE AND OTHER REGULATORY MATTERS

Regulatory Matters Involving Potential Loss Contingencies

As a result of issues generated in the ordinary course of business, DESC is involved in various regulatory matters. Certain regulatory matters may ultimately result in a loss; however, as such matters are in an initial procedural phase, involve uncertainty as to the outcome of pending reviews or orders and/or involve significant factual issues that need to be resolved, it is not possible for DESC to estimate a range of possible loss. For regulatory matters that DESC cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the regulatory process such that DESC is able to estimate a range of possible loss. For regulatory matters that DESC is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any estimated range is based on currently available information, involves elements of judgment and significant uncertainties and may not represent DESC’s maximum possible loss exposure. The circumstances of such regulatory matters will change from time to time and actual results may vary significantly from the current estimate. For current matters not specifically reported below, management does not anticipate that the outcome from such matters would have a material effect on DESC’s financial position, liquidity or results of operations.

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

In July 2024, DESC, the ORS and other parties of record filed a comprehensive settlement agreement with the South Carolina Commission for approval. The comprehensive settlement agreement provides for a non-fuel, base rate increase of $219 million prior to the effect of South Carolina Commission-ordered DSM reductions commencing with service rendered on September 1, 2024 and an authorized ROE of 9.94%. In addition, the comprehensive settlement agreement includes that DESC would provide a one-time bill credit in 2024 of approximately $7 million primarily to residential customers. In August 2024, the South Carolina Commission voted to approve the settlement agreement.

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

In February 2024, DESC filed with the South Carolina Commission a proposal to decrease the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2024. In addition, DESC proposed an increase to its variable environmental and avoided capacity cost component. The net effect is a proposed annual decrease of $315 million. In March 2024, DESC, the ORS and another party of record filed a settlement agreement with the South Carolina Commission for approval to make certain adjustments to the February 2024 filing that would result in a net annual decrease of $316 million. In April 2024, the South Carolina Commission voted to approve the settlement agreement, with rates effective May 2024.

In February 2025, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2025. In addition, DESC proposed an increase to its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $154 million. This matter is pending.

Electric Transmission Projects

In March 2024, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to construct and operate the Church Creek-Charleston Transmission Line, comprised of a 7-mile 230 kV transmission line and associated facilities in Charleston County, South Carolina with an estimated total project cost of $40 million. In July 2024, the South Carolina Commission approved the application.

In December 2024, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to construct and operate the Ritter-Yemassee Transmission Line #2, comprised of a 17-mile 230 kV transmission line and associated facilities in Colleton and Hampton Counties, South Carolina with an estimated total project cost of $55 million. This matter is pending.

Electric – Other

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2024, DESC filed an application with the South Carolina Commission seeking approval to recover $47 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2024. In April 2024, the South Carolina Commission approved the request, effective with the first billing cycle of May 2024. In January 2025, DESC filed an application with the South Carolina Commission seeking approval to recover $46 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2025. This matter is pending.

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In February 2024, DESC requested that the South Carolina Commission approve an adjustment to this rider to increase annual revenue by $9 million. In April 2024, the South Carolina Commission approved the request. In February 2025, DESC requested that the South Carolina Commission approve an adjustment to this rider to decrease annual revenue by $13 million. This matter is pending.

Natural Gas Rates

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

At December 31,	2024	2023
(millions)
Regulatory assets:
NND Project costs(1)	$138	$138
AROs(2)	8	44
Deferred employee benefit plan costs(3)	8	11
Other unrecovered plant(4)	18	19
DSM programs(5)	24	22
Cost of fuel and purchased gas under-collections(6)	35	154
Other	68	56
Regulatory assets - current	299	444
NND Project costs(1)	1,811	1,949
AROs(2)	695	379
Deferred employee benefit plan costs(3)	94	118
Interest rate hedges(7)	167	168
Other unrecovered plant(4)	89	66
DSM programs(5)	49	46
Environmental remediation costs(8)	42	34
Deferred storm damage costs(9)	76	40
Deferred transmission operating costs(10)	72	74
Derivatives(11)	95	103
Other(12)	152	130
Regulatory assets - noncurrent	3,342	3,107
Total regulatory assets	$3,641	$3,551
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	24	37
Reserve for refunds to electric utility customers(15)	73	83
Derivatives(11)	27	12
Other	10	6
Regulatory liabilities - current	201	205
Monetization of guaranty settlement(13)	568	635
Income taxes refundable through future rates(14)	820	839
Asset removal costs(16)	598	633
Reserve for refunds to electric utility customers(15)	161	237
Derivatives(11)	328	229
Other	13	6
Regulatory liabilities - noncurrent	2,488	2,579
Total regulatory liabilities	$2,689	$2,784
(1)
Reflects expenditures associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from electric service customers over a 20-year period ending in 2039.
(2)
Represents uncollected costs, including deferred depreciation and accretion expense, related to legal obligations associated with the future retirement of generation, transmission and distribution properties. The AROs primarily relate to DESC’s electric generating facilities, including Summer, and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 105 years. In addition, the balance at December 31, 2024 reflects amounts related to the EPA’s May 2024 final rule concerning CCR as discussed in Note 12.
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

(4)
Represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. DESC is amortizing these amounts through cost of service rates following depreciation amounts that were designed to recover the retired units cost over their previous estimated remaining useful lives, which has been estimated to be through 2025. Based on current projections of remaining decommissioning costs, projected recovery is expected to extend through 2039. In addition, amounts include unrecovered costs of existing meters and equipment retired from service prior to being fully depreciated as part of the Advanced Metering Infrastructure project, which are being recovered through rates through 2028. This amount also includes certain inventory and preliminary survey and investigation charges being amortized through 2026 related to the transition or conversion from coal to gas fired generation at certain facilities.
(5)
Primarily represents deferred costs associated with electric demand reduction programs, and such deferred costs are currently being recovered over three years through an approved rate rider.
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

4. OPERATING REVENUE

DESC’s operating revenue consists of the following:

Year Ended December 31,	2024		2023		2022
(millions)	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$1,259	$302	$1,160	$268	$1,375	$303
Commercial	855	126	820	129	968	184
Industrial	389	68	372	77	533	166
Other	123	25	150	24	203	23
Revenues from contracts with customers	2,626	521	2,502	498	3,079	676
Other revenues	25	1	27	1	27	1
Total Operating Revenues	$2,651	$522	$2,529	$499	$3,106	$677

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $6 million and $7 million at December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, DESC recognized revenue of $5 million and $9 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

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

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	2024	2023
Beginning balance	$11	$9
Additional costs	—	3
Amortization	(1)	(1)
Ending balance	$10	$11

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

At December 31, 2024, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the established threshold.

6. LONG-TERM AND SHORT-TERM DEBT

Long-term debt by type with related weighted-average coupon rates and maturities at December 31, 2024 and 2023 is as follows:

At December 31,	2024 Weighted- average Coupon(1)	2024	2023
(millions, except percentages)
DESC:
First Mortgage Bonds, 2.30% to 6.625%, due 2028 to 2065	5.23%	$4,134	$4,134
Tax-Exempt Financings:(2)
Variable rate due 2038	3.70%	35	35
3.625% and 4.00%, due 2028 and 2033	3.90%	54	54
Other	3.58%	1	1
GENCO:
Tax-Exempt Financing, variable rate due 2038	3.70%	33	33
Affiliated note, 5.31% due 2027	5.31%	230	230
Total principal		4,487	4,487
Affiliated and related party payables		—	(230)
Unamortized discount, premium and debt issuance costs, net		(37)	(38)
Finance leases		2	4
Total long-term debt		$4,452	$4,223
(1)
Represents weighted-average coupon rates for debt outstanding as of December 31, 2024.
(2)
Industrial revenue bonds totaling $68 million are secured by letters of credit that expire, subject to renewal, in the fourth quarter of 2025.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2024, were as follows:

(millions, except percentages)	2025	2026	2027	2028	2029	Thereafter	Total
First Mortgage Bonds	$—	$—	$—	$53	$—	$4,081	$4,134
Tax-Exempt Financings	—	—	—	39	—	83	122
Other	—	—	230	—	—	1	231
Total	$—	$—	$230	$92	$—	$4,165	$4,487
Weighted-average coupon			5.31%	4.14%		5.21%

Substantially all of DESC’s electric utility plant is pledged as collateral in connection with long-term debt.

DESC is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding Bonds and Bonds to be issued (Bond Ratio). For the year ended December 31, 2024, the Bond Ratio was approximately 5.

In May 2024, following approval from the South Carolina Commission, GENCO amended its $230 million promissory note due to Dominion Energy to change the maturity date from May 2024 to May 2027 and the interest rate from 3.05% to 5.31%.

In January 2025, DESC issued $450 million of 5.30% first mortgage bonds that mature in 2035. The proceeds were used for general corporate purposes and/or to repay short-term debt.

Short-Term Debt

DESC’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility, which can be used for working capital, as support for the combined commercial paper programs of DESC, Dominion Energy, Virginia Power and Questar Gas (through May 2024) and for other general corporate purposes.

DESC’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, were as follows:

(millions)	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit
At December 31, 2024
Joint revolving credit facility(2)(3)	$1,000	$250	$—
At December 31, 2023
Joint revolving credit facility(2)	$1,000	$254	$—
(1)
The weighted-average interest rate of the outstanding commercial paper supported by the credit facility was 4.76% and 5.70% at December 31, 2024 and 2023, respectively.
(2)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy and Virginia Power. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At December 31, 2024, the sub-limit for DESC was $500 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.0 billion (or the sub-limit, whichever is less) of letters of credit.
(3)
In May 2024, the joint revolving credit facility was amended to remove Questar Gas as a co-borrower.

In March 2023, FERC granted DESC authority through March 2025 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. At December 31, 2024, DESC had issued $250 million in commercial paper under its joint credit facility with Dominion Energy as disclosed above and had drawn on $597 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization. In addition, in March 2023, FERC granted GENCO authority through March 2025 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. At December 31, 2024, GENCO had drawn on $62 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization. In January 2025, DESC and GENCO applied to FERC for a two-year short-term borrowing authorization in amounts not to exceed $1.8 billion and $300 million, respectively. The applications are pending.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2025.

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $200 million and $400 million, respectively. At December 31, 2024 and 2023, DESC, GENCO and Fuel Company collectively had borrowings outstanding under these agreements totaling $942 million and $442 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the years ended December 31, 2024, 2023 and 2022, DESC recorded interest charges of $50 million, $53 million and $19 million, respectively.

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

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

Year Ended December 31,	2024	2023	2022
(millions)
Current:
Federal	$(6)	$91	$(69)
State	7	(70)	(3)
Total current expense (benefit)	1	21	(72)
Deferred:
Federal
Taxes before operating loss carryforwards and investment tax credits	16	(72)	135
Tax utilization expense (benefit) of operating loss carryforwards	36	43	33
State	13	95	36
Total deferred expense	65	66	204
Investment tax credits	(1)	(2)	(1)
Total income tax expense	$65	$85	$131

Subsequent to the SCANA Combination, DESC’s annual utilization of its net operating losses is restricted by the tax law, however in certain circumstances the utilization may be increased if SCANA recognizes built-in gains on certain sales of assets.

For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Year Ended December 31,	2024	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.0	4.1	4.7
Amortization of federal investment tax credits	(0.3)	(0.3)	(0.2)
Reversal of excess deferred income taxes	(5.6)	(4.7)	(4.6)
Settlements of uncertain tax positions	(3.5)	(2.2)	—
Other	(0.1)	(0.2)	(0.2)
Effective tax rate	15.5%	17.7%	20.7%

DESC’s 2024 effective tax rate reflects an income tax benefit of $14 million from the effective settlement of a position that management believed was reasonably possible to occur.

DESC’s 2023 effective tax rate reflects an income tax benefit of $11 million from the effective settlement of a position that management believed was reasonably possible to occur.

DESC’s deferred income taxes consist of the following:

At December 31,	2024	2023
(millions)
Deferred income taxes:
Total deferred income tax assets	$662	$728
Total deferred income tax liabilities	2,059	2,033
Total net deferred income tax liabilities	$1,397	$1,305
Total deferred income taxes:
Depreciation method and plant basis differences	$1,271	$1,203
Excess deferred income taxes	(203)	(212)
Unrecovered nuclear plant cost	420	450
DESC rate refund	(49)	(67)
Toshiba Settlement	(133)	(147)
Nuclear decommissioning	(60)	(51)
Deferred state income taxes	289	274
Federal benefit of deferred state income taxes	(61)	(60)
Deferred fuel, purchased energy and gas costs	11	32
Pension benefits	35	35
Other postretirement benefits	(20)	(17)
Loss and credit carryforwards	(153)	(185)
Other	50	50
Total net deferred income tax liabilities	$1,397	$1,305
Deferred investment tax credits	12	13
Total deferred taxes and deferred investment tax credits	$1,409	$1,318

At December 31, 2024, DESC had the following deductible loss and credit carryforwards:

(millions)	Deductible Amount	Deferred Tax Asset(1)	Expiration Period
Federal losses	$361	$76	2037
Federal production and other credits	—	22	2036-2038
State losses	887	44	2037-2042
State investment and other credits	—	41	2026-2033
Total	$1,248	$183
(1)
Includes $38 million of unrecognized tax benefits.

A reconciliation of changes in DESC’s unrecognized tax benefits follows:

(millions)	2024	2023	2022
Balance at January 1,	$62	$68	$62
Increases-prior period positions	5	5	6
Decreases-prior period positions	(16)	(11)	(1)
Increases-current period positions	—	—	1
Settlements with tax authorities	(13)	—	—
Balance at December 31,	$38	$62	$68

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations. If recognized, all the unrecognized tax benefits would impact the effective tax rate.

The statute is closed for IRS examination of years prior to 2020. DESC is no longer subject to state and local income tax examinations by tax authorities for years prior to 2021.

It is reasonably possible that these unrecognized tax benefits may decrease by $38 million within the next twelve months. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by $30 million. Otherwise, with regard to 2024 and prior years, DESC cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2025.

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

Cash collateral is used in the table below to offset derivative assets and liabilities when applicable. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of December 31, 2024 and 2023, DESC would have been required to post $1 million and $4 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives and non-derivative contracts, per contractual terms. DESC had not posted any collateral at December 31, 2024 and 2023 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of December 31, 2024 and 2023 was $1 million and $4 million, respectively, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid.

	December 31, 2024				December 31, 2023
		Gross Amounts Not Offset in the Consolidated Balance Sheet(1)				Gross Amounts Not Offset in the Consolidated Balance Sheet(1)
(millions)	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Interest rate contracts:
Over-the-counter	$2	$—	$—	$2	$—	$—	$—	$—
Commodity contracts:
Over-the-counter	81	—	—	81
Total derivatives	$83	$—	$—	$83	$—	$—	$—	$—

(1) Excludes derivative assets of $289 million and $176 million at December 31, 2024 and December 31, 2023, respectively, which are not subject to master netting or similar arrangements.

	December 31, 2024				December 31, 2023
		Gross Amounts Not Offset in the Consolidated Balance Sheet(1)				Gross Amounts Not Offset in the Consolidated Balance Sheet(1)
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$1	$—	$—	$1	$4	$—	$—	$4
Total derivatives	$1	$—	$—	$1	$4	$—	$—	$4

(1) DESC did not have any derivative liabilities at December 31, 2024 and December 31, 2023, respectively, which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of derivative activity at December 31, 2024. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent

Natural Gas (bcf):
Basis(1)	32	30
Electricity (MWh in millions):
Fixed price	2	21
Interest rate(2) (in millions)	$—	$71
(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

	Assets	Liabilities
(millions)
At December 31, 2024
Current derivatives not under cash flow hedge accounting
Commodity	$63	$—
Total current derivatives	$63	$—
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$307	$—
Interest rate	2	1
Total noncurrent derivatives	309	1
Total derivatives	$372	$1
At December 31, 2023
Current derivatives not under cash flow hedge accounting
Commodity	$9	$—
Total current derivatives	$9	$—
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$167	$—
Interest rate	—	4
Total noncurrent derivatives	167	4
Total derivatives	$176	$4

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Year Ended December 31, 2024
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

Derivatives Not designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2024	2023	2022
Derivative type and location of gains (losses):
Commodity:
Purchased power	$3	$6	$77
Fuel used in electric generation	1	—	—
Interest rate:
Interest charges	(1)	(2)	(2)
Total	$3	$4	$75
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

Level 3 Valuations

DESC enters into certain physical forwards and options, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical forwards contracts. The discounted cash flow model for forwards calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return and credit spreads. An option model is used to value Level 3 physical options. The inputs into the option models are the forward market prices, implied price volatilities, risk-free rate of return, the option expiration dates, the option strike prices, the original sales prices and volumes. For Level 3 fair value measurements, certain forward market prices are considered unobservable.

The following table presents DESC’s quantitative information about Level 3 fair value measurements at December 31, 2024. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted-average(1)
Assets
Physical forwards:
Electricity	$289	Discounted cash flow	Market price (per MWh)(3)	31-95	55
Physical options:
Natural gas(2)	$81	Option model	Market price (per Dth)(3)	2-7	4
			Price volatility(4)	11%-73%	47%
Total assets	$370
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
(millions)
At December 31, 2024
Assets
Derivatives:
Commodity	$—	$—	$370	$370
Interest rate	—	2	—	2
Investments:
Cash equivalents and other	29	—	—	29
Total assets	$29	$2	$370	$401
Liabilities
Derivatives:
Interest rate	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1
At December 31, 2023
Assets
Derivatives:
Commodity	$—	$—	$176	$176
Total assets	$—	$—	$176	$176
Liabilities
Derivatives:
Interest rate	$—	$4	$—	$4
Total liabilities	$—	$4	$—	$4

The following table presents the net change in DESC’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	2024	2023	2022
(millions)
Balance at January 1,	$176	$251	$148
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	3	6	77
Fuel used in electric generation	1	—	—
Gas purchased for resale	1	—	—
Included in regulatory assets/liabilities	115	(75)	103
Settlements	(17)	(6)	(77)
Purchases	91	—	—
Balance at December 31,	$370	$176	$251

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the years ended December 31, 2024, 2023 and 2022.

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

At December 31,	2024		2023
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$4,220	$4,142	$4,219	$4,301
Affiliated long-term debt(3)	230	230	230	230
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

The legal obligations associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation relate primarily to DESC’s regulated utility operations. As of December 31, 2024 and 2023, DESC has recorded AROs of $324 million and $311 million, respectively, for nuclear plant decommissioning. In addition, DESC has recorded AROs of $815 million and $420 million at December 31, 2024 and 2023, respectively, for other conditional obligations primarily related to other generation including CCR, transmission and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of precision, particularly since such payments are based on future cash flows for extended periods of time which are by nature highly uncertain.

A reconciliation of the beginning and ending aggregate carrying amount of AROs is as follows:

(millions)	2024	2023
Beginning balance	$731	$628
Liabilities incurred(1)	654	7
Liabilities settled	(79)	(14)
Accretion expense	46	29
Revisions in estimated cash flows(2)	(213)	81
Ending balance	$1,139	$731
(1)
In 2024, primarily reflects AROs related to CCR remediation as discussed in Note 12.
(2)
In 2024, primarily reflects a revision related to CCR remediation costs as discussed in Note 12. In 2023, there was an increase in estimated costs associated with certain coal-fired generating units, including revisions following the approval of closure plans for a facility previously taken out of service.

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

	Pension Benefits		Other Postretirement Benefits
(millions)	2024	2023	2024	2023
Beginning balance	$584	$580	$120	$121
Service cost	8	8	1	1
Interest cost	31	33	8	8
Amendments	7	1	—	—
Actuarial (gain) loss	(10)	1	(6)	1
Benefits paid	(43)	(39)	(11)	(11)
Ending balance	$577	$584	$112	$120

The accumulated benefit obligation for pension benefits for DESC was $574 million and $579 million at December 31, 2024 and 2023, respectively. The accumulated pension benefit obligation differs from the projected pension benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Annual discount rate used to determine benefit obligation	5.84%	5.39%	5.86%	5.42%
Assumed annual rate of future salary increases for projected benefit obligation	3.47%	3.54%	N/A	N/A
Crediting interest rate for cash balance plans	4.59%	4.14%	N/A	N/A

DESC’s pension benefit obligations include a gain of $10 million in 2024 resulting primarily from a $15 million gain due to an increase in the discount rate that was offset by a $5 million loss from other experience. DESC’s pension benefit obligations include a loss of $1 million in 2023 resulting primarily from a $10 million loss due to a decrease in the discount rate that was offset by a $9 million gain from other experience. Actuarial gains recognized in DESC’s other postretirement benefit obligations include a $6 million gain in 2024 resulting from a $7 million gain due to an increase in the discount rate that was offset by a $1 million loss from other experience. Actuarial losses recognized in DESC’s other postretirement benefit obligations include a $1 million loss in 2023 resulting from a $4 million loss due to a decrease in the discount rate that was offset by a $3 million gain from other experience.

A 7.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2024. The rate was assumed to decrease gradually to 5.0% in 2032 and to remain at that level thereafter.

Funded Status

	Pension Benefits		Other Postretirement Benefits
At December 31,	2024	2023	2024	2023
(millions)
Fair value of plan assets	$603	$588	$—	$—
Benefit obligation	577	584	112	120
Funded status	$26	$4	$(112)	$(120)

Amounts recognized on the consolidated balance sheets were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2024	2023	2024	2023
(millions)
Noncurrent assets	$26	$4	$—	$—
Current liability	—	—	(10)	(11)
Noncurrent liability	—	—	(102)	(109)

Amounts recognized in AOCI were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2024	2023	2024	2023
(millions)
Net actuarial (gain) loss	$2	$2	$(1)	$(1)

Amounts recognized in regulatory assets were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2024	2023	2024	2023
(millions)
Net actuarial (gain) loss	$98	$126	$(43)	$(41)
Prior service cost	7	1	—	—
Total	$105	$127	$(43)	$(41)

In connection with the joint ownership of Summer, costs related to pensions attributable to Santee Cooper as of December 31, 2024 and 2023 totaled $9 million and $19 million and were recorded within deferred debits. Costs related to other postretirement benefits attributable to Santee Cooper as of both December 31, 2024 and 2023 totaled $10 million were recorded within deferred debits.

Changes in Fair Value of Plan Assets

	Pension Benefits
At December 31,	2024	2023
(millions)
Beginning balance	$588	$561
Actual return (loss) on plan assets	50	66
Benefits paid	(43)	(39)
Contributions	8	—
Ending balance	$603	$588

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

DESC’s overall objective for investing its pension plan assets is to achieve appropriate long-term rates of return commensurate with prudent levels of risk. To minimize risk, funds are diversified among asset classes, securities, active and passive investment strategies and investment advisors. Effective January 2025, DESC transferred its pension assets to be held in Dominion Energy’s pension master trust. The strategic target asset allocations after the assets were moved to Dominion Energy’s pension master trust are expected to be: 30% public equity, 27% fixed income and 43% other alternative investments, such as private equity, private debt and hedge fund investments. The strategic target asset allocations for DESC’s pension fund through December 2024 were: 45% global equities, 53% fixed income and 2% cash. Global equities include investments in U.S. and non-U.S. companies, developed and emerging markets and small and large cap companies. The split between U.S. and non-U.S. companies was roughly 60% U.S./40% Non-U.S. Fixed income includes investments in corporate debt instruments of companies from diversified industries and U.S. Treasuries. Equity and fixed income investments are in individual securities, mutual funds and exchange traded funds.

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

For 2025, the expected long-term rate of return on assets will be 7.35%. DESC determines the expected long-term rates of return on plan assets for its pension plans by using a combination of:

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
•
Investment allocation of plan assets.

Fair Value Measurements

Assets held by the pension plan are measured at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2024 and 2023, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

At December 31,	2024				2023
(millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$294	$—	$—	$294	$4	$1	$—	$5
Corporate debt instruments	—	—	—	—	—	137	—	137
Government and other debt instruments	—	—	—	—	—	14	—	14
Total recorded at fair value	$294	$—	$—	$294	$4	$152	$—	$156
Assets recorded at NAV(1)
Commingled funds/collective trust funds				—				436
Total recorded at NAV				$—				$436
Total investments(2)				$294				$592
(1)
These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(2)
Excludes net assets related to pending sales of securities of $309 million at December 31, 2024. Excludes net assets related to pending sales of securities of $1 million, net accrued income of $1 million, and includes net assets related to pending purchases of securities of $6 million at December 31, 2023.

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

Expected Cash Flows

Total benefits expected to be paid from the pension plan or company assets for the other postretirement benefits plan (net of participant contributions), respectively, are as follows:

Expected Benefit Payments

(millions)	Pension Benefits	Other Postretirement Benefits
2025	$50	$11
2026	46	11
2027	45	11
2028	47	11
2029	46	11
2030 - 2034	240	54

Pension Plan Contributions

Under its funding policies, DESC evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, DESC determines the amount of contributions for the current year, if any, at that time. DESC made $8 million of contributions, which were reimbursed by Santee Cooper, to the pension trust in 2024, and no such contributions in 2023 or 2022. DESC expects to make $3 million of minimum required contributions to its qualified pension plan in 2025 and expects to receive reimbursement for such contributions from Santee Cooper.

Net Periodic Benefit Cost

Net periodic benefit cost is recorded utilizing beginning of the year assumptions. Disclosures required for these plans are set forth in the following tables.

Components of Net Periodic Benefit (Credit) Cost

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2024	2023	2022	2024	2023	2022
(millions)
Service cost	$8	$8	$8	$1	$1	$1
Interest cost	31	33	21	8	8	6
Expected return on assets	(37)	(34)	(49)	—	—	—
Amortization of actuarial losses (gains)	9	12	1	(4)	(4)	—
Net periodic benefit (credit) cost	$11	$19	$(19)	$5	$5	$7

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

Other changes in plan assets and benefit obligations recognized in other comprehensive income (net of tax) were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2024	2023	2022	2024	2023	2022
(millions)
Current year actuarial (gain) loss	$—	$(1)	$2	$—	$—	$(1)
Total recognized in other comprehensive income	$—	$(1)	$2	$—	$—	$(1)

Other changes in plan assets and benefit obligations recognized in regulatory assets were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2024	2023	2022	2024	2023	2022
(millions)
Current year actuarial (gain) loss	$(20)	$(27)	$95	$(5)	$2	$(41)
Amortization of actuarial gain (loss)	(8)	(11)	(1)	3	3	—
Current year prior service cost	6	1	—	—	—	—
Total recognized in regulatory assets	$(22)	$(37)	$94	$(2)	$5	$(41)

Significant assumptions used in determining net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2024	2023	2022	2024	2023	2022
Discount rate	5.39%	5.69%	3.06%	5.42%	5.70%	3.11%
Expected return on plan assets	7.00%	7.00%	7.00%	n/a	n/a	n/a
Rate of compensation increase	3.54%	3.93%	3.71%	n/a	n/a	n/a
Crediting interest rate for cash balance plans	4.14%	4.44%	1.81%	n/a	n/a	n/a
Health care cost trend rate				7.00%	7.00%	6.25%
Ultimate health care cost trend rate				5.00%	5.00%	5.00%
Year achieved				2031	2030	2026-2027

Participation in Dominion Energy Defined Benefit Plans

Effective January 2021, eligible DESC employees hired after 2013 began accruing benefits under a cash balance formula within the Dominion Energy Pension Plan, a qualified defined benefit pension plan sponsored by Dominion Energy. In addition, DESC employees hired in 2021 prior to July 2021 are covered by the Dominion Energy Pension Plan. As a participating employer, DESC is subject to Dominion Energy’s funding policy, which is to contribute annually an amount that is in accordance with ERISA. DESC made no contributions to the Dominion Energy Pension Plan during 2024 or 2023. DESC made contributions of less than $1 million to the Dominion Energy Pension Plan during 2022. DESC’s net periodic pension cost related to this plan was $2 million, $2 million, and $1 million in 2024, 2023, and 2022, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in DESC’s Consolidated Statements of Income. The funded status of various Dominion Energy subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Energy subsidiaries. During 2024 and 2023, DESC’s pension and other postretirement benefits obligation includes $7 million and $6 million, respectively, for amounts due to Dominion Energy related to this plan.

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

401(k) Retirement Savings Plan

Effective January 2021, DESC participates in a defined contribution savings plan sponsored by Dominion Energy. Previously, DESC had participated in a defined contribution plan sponsored by SCANA, which was merged into the Dominion Energy plan in December 2020. DESC recognized employer matching contributions of $15 million, $14 million, and $13 million in 2024, 2023, and 2022, respectively.

12. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, DESC is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for DESC to estimate a range of possible loss. For such matters that DESC cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that DESC is able to estimate a range of possible loss. For legal proceedings and governmental examinations that DESC is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. DESC maintains various insurance programs, including general liability insurance coverage which provides coverage for personal injury or wrongful death cases. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent DESC’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on DESC’s financial position, liquidity or results of operations. During the year ended December 31, 2024, DESC recorded $11 million of charges in aggregate for various personal injury or wrongful death cases. DESC’s Consolidated Balance Sheet at December 31, 2024 includes $10 million of insurance receivables and $7 million of reserves related to personal injury or wrongful death cases. The Consolidated Balance Sheets at December 31, 2023 included an inconsequential amount of reserves primarily related to personal injury or wrongful death cases. For the years ended December 31, 2023 and 2022, charges included in DESC’s Consolidated Statements of Comprehensive Income were inconsequential.

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

Capacity Use Area

In November 2019, a new CUA was established in the counties surrounding the Cope Generating Station (Western Capacity Use Area) under the South Carolina Groundwater Use and Reporting Regulation. Under the regulation any groundwater well in a CUA that withdraws above three million gallons per month must be permitted. The Cope Generating Station is located within this new Western Capacity Use Area. Cope has been using four deep groundwater wells for cooling water and other house loads since 1996. Prior to designation of the new Western Capacity Use Area, the wells at Cope Station were only required to be registered not permitted. As a result of this designation, Cope will need to restore the surface water equipment to operable status to reduce reliance on groundwater wells. This includes completion of 316(b) requirements, (including SCDES BAT determination and modification of the station national pollutant discharge elimination system permit, which was obtained) and extensive inspection, repair and/or replacement of the associated surface water withdrawal equipment which has been idle since 1996. While the impacts of this rule change are potentially material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts for DESC.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDES or the EPA. In the fourth quarter of 2023, DESC completed the majority of remediation activities at one site. DESC anticipates the remaining activities at that site will be completed by 2025 at an estimated cost of less than $1 million, after which the site will continue to incur ongoing maintenance and monitoring obligations. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of December 31, 2024, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $33 million and are included in regulatory assets.

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

In December 2016, legislation was enacted that creates a framework for EPA-approved state CCR permit programs. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. In March 2018, the EPA proposed certain changes to the CCR rule related to issues remanded as part of the pending litigation and other issues the EPA is reconsidering. Several of the proposed changes would allow states with approved CCR permit programs additional flexibility in implementing their programs. In July 2018, the EPA promulgated the first phase of changes to the CCR rule. In August 2018, the U.S. Court of Appeals for the D.C. Circuit issued its decision in the pending challenges of the CCR rule, vacating and remanding to the EPA three provisions of the rule. In May 2024, the EPA released a final rule to regulate inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. DESC believes that it may have inactive or closed units or areas that could be subject to the final rule at up to seven different stations. In connection with this rule, in the second quarter of 2024, DESC recorded an increase to its AROs of $655 million, with a corresponding increase of $353 million to property, plant and equipment for amounts recoverable for electric generation stations that are currently in service and $302 million to regulatory assets for amounts recoverable through retail electric rates for electric generation stations that have been retired. In the third quarter of 2024, DESC recorded an adjustment to decrease the ARO and related property, plant and equipment by $215 million to reflect updated information concerning one facility. The actual AROs related to CCRs may vary substantially from the estimates used to record the obligation.

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

Nuclear Insurance

Under Price-Anderson, DESC (for itself and on behalf of Santee-Cooper) maintains agreements of indemnity with the U.S. Nuclear Regulatory Commission that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Summer. Price-Anderson provides funds up to $16.3 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $450 million by American Nuclear Insurers with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is liable for up to $166 million per reactor owned for each nuclear incident occurring at any reactor in the U.S., provided that not more than $25 million of the liability per reactor would be assessed per year. DESC’s maximum assessment, based on its two-thirds ownership of Summer, would be $111 million per incident, but not more than $9 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

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

DESC currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Summer for property damage and outage costs up to $1.06 billion resulting from an event of nuclear origin and up to $1 million resulting from an event of a non-nuclear origin. The NEIL policies in aggregate, are subject to a maximum loss of $1.06 billion for any single loss occurrence. The NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, DESC’s portion of the retrospective premium assessment would not exceed $7 million. DESC currently maintains an excess property insurance policy (for itself and on behalf of Santee Cooper) with EMANI. The policy provides coverage to Summer for property damage and outage costs up to $1 million resulting from an event of a non-nuclear origin. The EMANI policy permits retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, DESC’s portion of the retrospective premium assessment would not exceed an inconsequential amount.

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

Spent Nuclear Fuel

The Nuclear Waste Policy Act of 1982 required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998, and it imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. DESC entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. By mutual agreement of the parties, damage award payments and settlement payments are made until the DOE has accepted the same amount of spent fuel from the facility as if it has fully performed its contractual obligations. In 2024, DESC received payment of $2 million for resolution of its share of claims incurred at Summer for the period of January 1, 2023 through December 31, 2023. In 2023, DESC received payment of $6 million for resolution of its share of claims incurred at Summer for the period of January 1, 2022 through December 31, 2022. In 2022, DESC received payment of $1 million for resolution of its share of claims incurred at Summer for the period of January 1, 2021 through December 31, 2021. As of December 31, 2024, the federal government has not accepted any spent fuel from Summer, and it remains unclear when the repository may become available. DESC has constructed an independent spent fuel storage installation to accommodate the spent nuclear fuel output for the life of Summer. DESC may evaluate other technology as it becomes available.

Long-Term Purchase Agreements

At December 31, 2024, DESC had the following long-term commitments that are noncancelable or cancelable only under certain conditions, and that a third party that will provide the contracted goods or services has used to secure financing.

	2025	2026	2027	2028	2029	Thereafter	Total
Purchased electric capacity(1)(2)	$85	$88	$89	$88	$87	$473	$910

(1)
Includes affiliated amounts with certain solar facilities of $173 million.
(2)
Commitments represent estimated amounts payable for energy under power purchase contracts with qualifying facilities which expire at various dates through 2040. Energy payments are generally based on fixed dollar amounts per month and totaled $70 million in 2024, $70 million in 2023 and $75 million in 2022.

Surety Bonds

At December 31, 2024, DESC had purchased $24 million of surety bonds. Under the terms of surety bonds, DESC is obligated to indemnify the respective surety bond company for any amounts paid.

13. LEASES

At December 31, 2024 and 2023, DESC had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

At December 31,	2024	2023
(millions)
Lease assets:
Operating lease assets(1)	$20	$18
Finance lease assets(2)	3	6
Total lease assets	$23	$24
Lease liabilities:
Operating lease - current(3)	$3	$2
Operating lease - noncurrent(4)	18	17
Finance lease - current(5)	2	3
Finance lease - noncurrent	2	4
Total lease liabilities	$25	$26

(1)
Included in other deferred debits and other assets in the Consolidated Balance Sheets.
(2)
Included in utility plant, net, in the Consolidated Balance Sheets, net of $15 million and $17 million of accumulated amortization at December 31, 2024 and December 31, 2023, respectively.
(3)
Included in other current liabilities in the Consolidated Balance Sheets.
(4)
Included in other deferred credits and other liabilities in the Consolidated Balance Sheets.
(5)
Included in securities due within one year in the Consolidated Balance Sheets.

For the years ended December 31, 2024, 2023 and 2022, total lease cost consisted of the following:

Year Ended December 31,	2024	2023	2022
(millions)
Finance lease cost:
Amortization	$3	$3	$4
Interest	—	—	1
Operating lease cost	4	5	4
Short-term lease cost	1	2	2
Total lease cost	$8	$10	$11

For the years ended December 31, 2024, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities consisted of the following amounts, included in the Consolidated Statements of Cash Flows:

Year Ended December 31,	2024	2023	2022
(millions)
Operating cash flows from finance leases	$—	$—	$1
Operating cash flows from operating leases	4	4	6
Financing cash flows from finance leases	3	4	4

At December 31, 2024 and 2023, the weighted-average remaining lease term and weighted-average discount rate for finance and operating leases were as follows:

At December 31,	2024	2023
Weighted-average remaining lease term - finance leases	3 years	3 years
Weighted-average remaining lease term - operating leases	16 years	18 years
Weighted-average discount rate - finance leases	3.17%	2.96%
Weighted-average discount rate - operating leases	4.34%	4.12%

Lease liabilities have the following scheduled maturities:

(millions)	Operating	Finance
2025	$3	$2
2026	3	1
2027	2	1
2028	2	—
2029	2	—
After 2029	20	—
Total undiscounted lease payments	32	4
Present value adjustment	(11)	—
Present value of lease liabilities	$21	$4

14. OPERATING SEGMENTS

The Corporate and Other Segment primarily includes specific items attributable to DESC’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

DESC’s CODM for the year ended December 31, 2024 was the CEO. The CODM uses net income (loss) as the primary profit or loss measure at each segment. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about allocating operating and capital resources to each segment, when assessing the performance of each segment and when determining the compensation of certain employees.

In 2024, DESC reported after-tax net expenses of $47 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment.

The net expense for specific items attributable to DESC’s operating segment in 2024 primarily related to a $58 million ($44 million after-tax) charge in connection with the electric base rate case.

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

The following table presents segment information pertaining to DESC’s operations:

Year Ended December 31,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions)
2024
Operating Revenue	$3,173	$—	$3,173
Fuel used in electric generation(1)	603	—	603
Purchased power(1)	68	—	68
Gas purchased for resale(1)	245	—	245
Other operations and maintenance(1)(2)	658	59	717
Depreciation and amortization(1)	546	—	546
Other taxes(1)	300	—	300
Total Operating Expenses	2,420	59	2,479
Other income, net(3)	2	(3)	(1)
Interest charges, net of AFUDC(1)	276	—	276
Income tax expense (benefit)(1)	80	(15)	65
Deferred cost of employee benefit plans, net of tax(3)	—	—	—
Comprehensive Income Attributable to Noncontrolling Interest(3)	23	—	23
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	376	(47)	329
Capital expenditures	1,105	—	1,105
Total assets (billions)	17.0	—	17.0

2023
Operating Revenue	$3,028	$—	$3,028
Fuel used in electric generation(1)	582	—	582
Purchased power(1)	72	—	72
Gas purchased for resale(1)	243	—	243
Other operations and maintenance(1)(2)	626	(24)	602
Depreciation and amortization(1)	531	—	531
Other taxes(1)	292	—	292
Total Operating Expenses	2,346	(24)	2,322
Other income, net(3)	24	—	24
Interest charges, net of AFUDC(1)	250	—	250
Income tax expense(1)	79	6	85
Deferred cost of employee benefit plans, net of tax(3)	1	—	1
Comprehensive Income Attributable to Noncontrolling Interest(3)	21	—	21
Comprehensive Income Available to Common Shareholder	357	18	375
Capital expenditures	957	—	957
Total assets (billions)	15.9	—	15.9

2022
Operating Revenue	$3,783	$—	$3,783
Fuel used in electric generation(1)	1,000	—	1,000
Purchased power(1)	137	—	137
Gas purchased for resale(1)	433	—	433
Other operations and maintenance(1)(2)	626	4	630
Depreciation and amortization(1)	507	—	507
Other taxes(1)	277	—	277
Total Operating Expenses	2,980	4	2,984
Other income, net(3)	55	—	55
Interest charges, net of AFUDC(1)	220	—	220
Income tax expense (benefit)(1)	132	(1)	131
Deferred cost of employee benefit plans, net of tax(3)	(1)	—	(1)
Comprehensive Income Attributable to Noncontrolling Interest(3)	20	—	20
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	485	(3)	482
Capital expenditures	697	—	697

(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to DESC’s CODM.
(2)
Includes impairment of assets and other charges.
(3)
Items designated are other segment items for each reportable segment.

15. UTILITY PLANT AND NONUTILITY PROPERTY

Major classes of utility plant and other property and their respective balances at December 31, 2024 and 2023 were as follows:

At December 31,	2024	2023
(millions)
Gross utility plant:
Generation	$6,635	$6,322
Transmission	2,342	2,272
Distribution	6,311	5,901
Storage	79	79
General and other	651	644
Intangible	282	282
Construction work in progress	899	606
Nuclear fuel	570	609
Total gross utility plant	$17,769	$16,715
Gross nonutility property	$16	$25

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

At December 31,	2024		2023
	Summer Unit 1		Summer Unit 1
Percent owned	66.7%		66.7%
Plant in service	$1.6	billion	$1.6	billion
Accumulated depreciation	$784	million	$772	million
Construction work in progress	$58	million	$88	million

Included within other receivables on the balance sheet were amounts due to DESC from Santee Cooper for its share of direct expenses. These amounts totaled $36 million at December 31, 2024 and $50 million at December 31, 2023.

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

Year Ended December 31,	2024	2023	2022
(millions)
Direct and allocated costs from DES(1)	$222	$222	$212
Operating Revenues – Electric from sales to affiliate	7	4	4
Operating Revenues – Gas from sales to affiliate	1	1	1
Operating Expenses – Other taxes from affiliate	8	8	8
Purchases of electricity from solar affiliates	8	13	14

(1)
Includes capitalized expenditures of $57 million, $59 million and $48 million for the years ended December 31, 2024, 2023 and 2022, respectively.

At December 31,	2024	2023
(millions)
Payable to DES	19	18
Payable to SCANA Corporation	7	7
Payable to PSNC		13
Derivative assets with affiliates(1)	48	33

(1)
Includes amounts recorded in current derivative assets of $4 million and $2 million as of December 31, 2024 and 2023, respectively, and amounts recorded in noncurrent derivative assets of $44 million and $31 million as of December 31, 2024 and 2023, respectively.

Certain disclosures regarding tax related affiliate balances are included in Note 2. Borrowings from an affiliate are described in Note 6. Certain disclosures regarding DESC’s participation in SCANA’s noncontributory defined benefit pension plan and unfunded postretirement health care and life insurance programs are included in Note 11.

17. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

Year Ended December 31,	2024	2023	2022
(millions)
Other income	$12	$8	$10
Gains on sales of assets(1)	4	32	42
Other expense	(19)	(16)	2
Allowance for equity funds used during construction	2	—	1
Other income (expense), net	$(1)	$24	$55
(1)
Includes amounts recognized in connection with the transfer of property, plant and equipment to satisfy litigation in 2023 and 2022. See Note 12 for additional information.

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require DESC’s 2024 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, DESC tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2024, DESC makes the following assertions:

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

Management evaluated DESC’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that DESC maintained effective internal control over financial reporting as of December 31, 2024.

This annual report does not include an attestation report of DESC’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by DESC’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 27, 2025

Item 9B. Other Information

During the last fiscal year, none of DESC’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Omitted pursuant to General Instructions I.(2)(c).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instructions I.(2)(c).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instructions I.(2)(c).

Item 14. Principal Accountant Fees and Services

The following table presents fees paid to Deloitte & Touche LLP for services related to DESC for the fiscal years ended December 31, 2024 and 2023.

Type of Fees	2024	2023
(millions)
Audit fees	$1.67	$1.62
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$1.67	$1.62

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

DESC’s Board of Directors has adopted the Dominion Energy Audit Committee pre-approval policy for its independent auditor’s services and fees and has delegated the execution of this policy to the Dominion Energy Audit Committee. All services performed in 2024 and 2023 by the independent auditor were approved by the Dominion Energy Audit Committee pursuant to the pre-approval policy.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.
1.
Financial Statements

See Index on page 26.

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

10.02

$6,000,000,000 Fifth Amended and Restated Revolving Credit Agreement, dated June 9, 2021, among Dominion Energy, Inc., Virginia Electric and Power Company, Questar Gas Company, Dominion Energy South Carolina, Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, J.P. Morgan Securities, LLC and Mizuho Bank, Ltd., as Co-Sustainability Structuring Agent, and other lenders named therein (Exhibit 10.1, Form 8-K filed June 10, 2021, File No. 1-3375); as amended by the First Amendment, dated September 28, 2022, to the Fifth Amended and Restated Revolving Credit Agreement (Exhibit 10.1, Form 8-K filed September 30, 2022, File No. 1-3375) and the Second Amendment, dated May 30, 2024, to the Fifth Amended and Restated Revolving Credit Agreement (Exhibit 10.1, Form 8-K filed June 3, 2024, File No. 1-3375).

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
	BY:	/s/ Edward H. Baine
(Edward H. Baine, Chief Executive Officer)

DATE: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2025.

Signature	Title
/s/ Robert M. Blue	Director
Robert M. Blue

/s/ W. Keller Kissam	Director
W. Keller Kissam

/s/ Edward H. Baine	Director and Chief Executive Officer
Edward H. Baine

/s/ Steven D. Ridge	Executive Vice President and Chief Financial Officer
Steven D. Ridge

/s/ Michele L. Cardiff	Senior Vice President, Controller and Chief Accounting Officer
Michele L. Cardiff