Form 10-Q
period 2025-03-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2025-05-01
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 25, 2025, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
bcf	Billion cubic feet
BTA	Best technology available
CAA	Clean Air Act
CCR	Coal combustion residual
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 75 degrees Fahrenheit, calculated as the difference between 75 degrees and the average temperature for that day
CODM	Chief Operating Decision Maker
CPCN	Certificate of Public Convenience and Necessity
CUA	Capacity Use Area
CWA	Clean Water Act
DES	Dominion Energy Services, Inc.
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

Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
DSM	Demand-side management
Dth	Dekatherm
ELG Rule	Effluent limitations guidelines for the steam electric power generating category
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
Heating degree days	Units measuring the extent to which the average daily temperature is less than 60 degrees Fahrenheit, calculated as the difference between 60 degrees and the average temperature for that day
kV	Kilovolt
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
MWh	Megawatt hour
Natural Gas Rate Stabilization Act	Legislation effective February 2005 designed to improve and maintain natural gas service infrastructure to meet the needs of customers in South Carolina

Abbreviation or Acronym	Definition
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	March 31, 2025	December 31, 2024
ASSETS
Utility plant in service	$16,488	$16,300
Accumulated depreciation and amortization	(5,809)	(5,761)
Construction work in progress	913	899
Nuclear fuel, net of accumulated amortization	215	224
Utility plant, net ($822 and $824 related to VIEs)	11,807	11,662
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	16	16
Assets held in trust, nuclear decommissioning	269	268
Nonutility property and investments, net	285	284
Current Assets:
Cash and cash equivalents	7	—
Receivables:
Customer, net of allowance for uncollectible accounts of $8 and $6	403	423
Affiliated and related party	3	4
Other	87	104
Inventories (at average cost):
Fuel	88	83
Gas storage	19	22
Materials and supplies	214	211
Prepayments	81	91
Derivative assets(1)	73	63
Regulatory assets	340	299
Other current assets	15	16
Total current assets ($83 and $79 related to VIEs)	1,330	1,316
Deferred Debits and Other Assets:
Derivative assets(1)	206	309
Regulatory assets	3,362	3,342
Affiliated receivables	26	26
Other	102	102
Total deferred debits and other assets ($27 and $25 related to VIEs)	3,696	3,779
Total assets	$17,118	$17,041

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	March 31, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,338	$4,088
Retained earnings	831	689
Accumulated other comprehensive loss	(1)	(1)
Total common equity	5,168	4,776
Noncontrolling interest	214	206
Total equity	5,382	4,982
Long-term debt, net	4,666	4,220
Affiliated long-term debt	230	230
Finance leases	2	2
Total long-term debt	4,898	4,452
Total capitalization	10,280	9,434
Current Liabilities:
Short-term borrowings	210	250
Securities due within one year	2	2
Accounts payable	201	273
Affiliated and related party payables	623	995
Customer deposits and customer prepayments	75	82
Taxes accrued	73	254
Interest accrued	90	83
Regulatory liabilities	227	201
Derivative liabilities	1	—
Other	159	201
Total current liabilities	1,661	2,341
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,447	1,409
Asset retirement obligations	1,142	1,139
Pension and other postretirement benefits	109	109
Derivative liabilities	6	1
Regulatory liabilities	2,361	2,488
Other	112	120
Total deferred credits and other liabilities	5,177	5,266
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$17,118	$17,041

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(millions)	2025	2024
Operating Revenue(1)	$986	$775
Operating Expenses:
Fuel used in electric generation	204	145
Purchased power(1)	22	10
Gas purchased for resale	126	79
Other operations and maintenance	131	122
Other operations and maintenance – affiliated suppliers	43	41
Depreciation and amortization	140	136
Other taxes(1)	82	78
Total operating expenses	748	611
Operating income	238	164
Other income (expense), net	3	1
Interest charges, net of AFUDC of $6 and $4(1)	71	67
Income before income tax expense	170	98
Income tax expense	20	18
Net Income and Other Comprehensive Income	150	80
Comprehensive Income Attributable to Noncontrolling Interest	8	6
Comprehensive Income Available to Common Shareholder	$142	$74

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(millions)	2025	2024
Operating Activities
Net income	$150	$80
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	38	5
Depreciation and amortization	140	136
Amortization of nuclear fuel	10	9
Other adjustments	5	—
Changes in certain assets and liabilities:
Receivables	29	45
Receivables - affiliated and related party	1	1
Inventories	(4)	(1)
Prepayments and deposits, net	3	2
Regulatory assets	(98)	79
Regulatory liabilities	(100)	41
Accounts payable	(34)	(18)
Accounts payable - affiliated and related party	12	43
Taxes accrued	(181)	(177)
Interest accrued	7	2
Net realized and unrealized changes related to commodity derivative activities	98	(78)
Pension and other postretirement benefits	—	(1)
Other assets and liabilities	(22)	(2)
Net cash provided by operating activities	54	166
Investing Activities
Property additions and construction expenditures	(297)	(268)
Proceeds from investments and sales or disposals of assets, including asset retirement costs	(23)	(13)
Purchase of investments	—	(5)
Other	1	—
Net cash used in investing activities	(319)	(286)
Financing Activities
Proceeds from issuance of debt	450	—
Dividend to parent	—	(62)
Contribution from parent	250	—
Short-term borrowings, net	(40)	(44)
Short-term borrowings - affiliated, net	(384)	230
Other	(4)	(1)
Net cash provided by financing activities	272	123
Net increase in cash, restricted cash and equivalents	7	3
Cash, restricted cash and equivalents at beginning of period(1)	—	1
Cash, restricted cash and equivalents at end of period(1)	$7	$4
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued construction expenditures	$73	$56
Operating leases(2)	4	—
(1)
At March 31, 2025, December 31, 2024, March 31, 2024 and December 31, 2023 there were no restricted cash and equivalents balances.
(2)
Finance leases entered into, if any, were inconsequential for all periods presented.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2023	40	$4,088	$592	$(1)	$183	$4,862
Total comprehensive income available to common shareholder			74		6	80
Dividend to parent			(62)			(62)
March 31, 2024	40	$4,088	$604	$(1)	$189	$4,880

December 31, 2024	40	$4,088	$689	$(1)	$206	$4,982
Total comprehensive income available to common shareholder			142		8	150
Capital contribution from parent		250				250
March 31, 2025	40	$4,338	$831	$(1)	$214	$5,382

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Certain amounts in DESC’s 2024 Consolidated Financial Statements and Notes have been reclassified to conform to the 2025 presentation for comparative purposes; however, such reclassifications did not affect DESC’s net income and other comprehensive income, total assets, liabilities, equity or cash flows.

DESC is a wholly-owned subsidiary of SCANA, which is a wholly-owned subsidiary of Dominion Energy.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Variable Interest Entities

DESC has determined that it has a controlling financial interest in each of GENCO and Fuel Company (which are considered to be VIEs) and, accordingly, DESC’s Consolidated Financial Statements include, after eliminating intercompany balances and transactions, the accounts of DESC, GENCO and Fuel Company. See Note 2 to the Consolidated Financial Statements included in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024 for a description of GENCO and Fuel Company.

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

Significant Accounting Policies

There have been no significant changes from Note 2 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 3 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024.

Electric – Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In February 2025, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2025. In addition, DESC proposed an increase to its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $154 million. In March 2025, DESC and the South Carolina Office of Regulatory Staff filed a settlement agreement with the South Carolina Commission for approval to make certain adjustments to the February 2025 filing that would result in an inconsequential change to the proposed annual increase. In April 2025, the South Carolina Commission approved the settlement agreement, with rates effective with the first billing cycle of May 2025.

Electric - Transmission Project

In December 2024, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to construct and operate the Ritter - Yemassee Transmission Line #2, comprised of a 17-mile 230 kV transmission line and associated facilities in Colleton and Hampton Counties, South Carolina with an estimated total project cost of $55 million. In April 2025, the South Carolina Commission approved the application.

Electric – Other

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2025, DESC filed an application with the South Carolina Commission seeking approval to recover $46 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2025. In April 2025, the South Carolina Commission approved the request, effective with the first billing cycle of May 2025.

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In February 2025, DESC requested that the South Carolina Commission approve an adjustment to this rider to decrease annual revenue by $13 million. In April 2025, the South Carolina Commission approved the request.

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

	March 31,	December 31,
(millions)	2025	2024
Regulatory assets:
NND Project costs(1)	$138	$138
AROs(2)	6	8
Deferred employee benefit plan costs(3)	5	8
Other unrecovered plant(4)	18	18
DSM programs(5)	23	24
Cost of fuel and purchased gas under-collections(6)	92	35
Other	58	68
Regulatory assets - current	340	299
NND Project costs(1)	1,776	1,811
AROs(2)	704	695
Deferred employee benefit plan costs(3)	96	94
Interest rate hedges(7)	167	167
Other unrecovered plant(4)	94	89
DSM programs(5)	48	49
Environmental remediation costs(8)	42	42
Deferred storm damage costs(9)	77	76
Deferred transmission operating costs(10)	71	72
Derivatives(11)	94	95
Other(12)	193	152
Regulatory assets - noncurrent	3,362	3,342
Total regulatory assets	$3,702	$3,641
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	17	24
Reserve for refunds to electric utility customers(15)	67	73
Derivatives(11)	44	27
Other	32	10
Regulatory liabilities - current	227	201
Monetization of guaranty settlement(13)	552	568
Income taxes refundable through future rates(14)	838	820
Asset removal costs(16)	597	598
Reserve for refunds to electric utility customers(15)	146	161
Derivatives(11)	223	328
Other	5	13
Regulatory liabilities - noncurrent	2,361	2,488
Total regulatory liabilities	$2,588	$2,689

(1)
Reflects expenditures associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from electric service customers over a 20-year period ending in 2039.
(2)
Represents uncollected costs, including deferred depreciation and accretion expense, related to legal obligations associated with the future retirement of generation, transmission and distribution properties. The AROs primarily relate to DESC’s electric generating facilities, including Summer, and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 105 years. In addition, the balance reflects amounts related to the EPA’s May 2024 final rule concerning CCR as discussed in Note 10.
(3)
Employee benefit plan costs have historically been recovered as they have been recorded under GAAP. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific South Carolina Commission regulatory orders. Based on rates currently in effect, DESC expects to recover certain deferred benefit costs through utility rates over average service periods of participating employees, which is approximately 11 years. DESC expects to recover other deferred pension costs through utility rates over periods through 2044.

(4)
Represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. DESC is amortizing these amounts through cost of service rates following depreciation amounts that were designed to recover the retired units cost over their previous estimated remaining useful lives, which has been estimated to be through 2025. Based on current projections of remaining decommissioning costs, projected recovery is expected to extend through 2039. In addition, amounts include unrecovered costs of existing meters and equipment retired from service prior to being fully depreciated as part of the Advanced Metering Infrastructure project, which are being recovered through rates through 2028. This amount also includes certain inventory and preliminary survey and investigation charges being amortized through 2026 related to the transition or conversion from coal to gas fired generation at certain facilities. The majority of unamortized amounts are included in rate base and are earning a current return.
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

3. OPERATING REVENUE

DESC’s revenue consists of the following:

Three Months Ended March 31,	2025		2024
(millions)	Electric	Gas	Electric	Gas
Customer class:
Residential	$371	$151	$283	$117
Commercial	228	54	188	41
Industrial	109	27	87	18
Other	32	8	28	6
Revenues from contracts with customers	740	240	586	182
Other revenues	6	—	7	—
Total Operating Revenues	$746	$240	$593	$182

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $5 million and $6 million at March 31, 2025 and December 31, 2024, respectively. During both the three months ended March 31, 2025 and 2024, DESC recognized revenue of $3 million from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	March 31, 2025	December 31, 2024
Beginning balance	$10	$11
Additional costs	4	—
Amortization	—	(1)
Ending balance	$14	$10

4. EQUITY

For all periods presented, DESC’s authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC’s authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

There have been no material changes to the dividend restrictions affecting DESC described in Note 5 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024.

During the first quarter of 2025, DESC received equity contributions of $250 million from Dominion Energy. DESC primarily used these funds for working capital needs including reducing short-term debt.

5. LONG-TERM AND SHORT-TERM DEBT

DESC’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $7.0 billion joint revolving credit facility, as amended April 2025. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes. Other than the items discussed below, there have been no significant changes from Note 6 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024.

At March 31, 2025, DESC’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy was as follows:

(millions)	Maximum Facility Sub-Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$210	$—

(1)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy and Virginia Power. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At March 31, 2025, the sub-limit for DESC was $500 million. In April 2025, the sub-limit was increased up to $1.0 billion. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed provided that it does not exceed $1.0 billion or such needs may be satisfied through short-term borrowings from Dominion Energy. This credit facility, as amended in April 2025, matures in April 2030, with the potential to be extended by the borrowers to April 2032. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $3.0 billion (or the sub-limit, whichever is less) of letters of credit.

In March 2025, FERC granted DESC authority through March 2027 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $1.8 billion outstanding with maturity dates of one year or less. At March 31, 2025, DESC had issued $210 million in commercial paper supported by its joint revolving credit facility with Dominion Energy as disclosed above and had drawn on $227 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization. In addition, in March 2025, FERC granted GENCO authority through March 2027 to issue short-term indebtedness not to exceed $300 million outstanding with maturity dates of one year or less. At March 31, 2025, GENCO had drawn on $63 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2025.

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $200 million and $400 million, respectively. At March 31, 2025 and December 31, 2024, DESC, GENCO and Fuel Company collectively had borrowings outstanding under these agreements totaling $558 million and $942 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. Interest charges associated with these agreements were $11 million and $10 million for the three months ended March 31, 2025 and 2024, respectively.

In January 2025, DESC issued $450 million of 5.30% first mortgage bonds that mature in 2035. The proceeds were used for general corporate purposes and/or to repay short-term debt.

6. INCOME TAXES

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Three Months Ended March 31,	2025	2024
U.S. statutory rate	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	10.8	3.9
Reversal of excess deferred income taxes	(2.4)	(5.3)
Allowance for equity funds used during construction	—	(0.7)
Remeasurements and settlements of uncertain tax positions	(17.5)	—
Other, net	(0.2)	—
Effective tax rate	11.7%	18.9%

As of March 31, 2025, DESC’s effective tax rate reflects an income tax net benefit of $18 million reflecting a $30 million remeasurement of an unrecognized tax benefit partially deferred to regulatory liabilities. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of these unrecognized tax benefits.

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives, and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities when applicable. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2025 and December 31, 2024, DESC would have been required to post $2 million and $1 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives and non-derivative contracts per contractual terms. DESC had not posted any collateral at March 31, 2025 and December 31, 2024 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of March 31, 2025 and December 31, 2024 was $2 million and $1 million, respectively, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	March 31, 2025				December 31, 2024
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
Interest rate contracts:
Over-the-counter	$2	$—	$—	$2	$2	$—	$—	$2
Commodity contracts:
Over-the-counter	$78	$—	$—	$78	$81	$—	$—	$81
Total derivatives	$80	$—	$—	$80	$83	$—	$—	$83
(1)
Excludes derivative assets of $199 million and $289 million at March 31, 2025 and December 31, 2024, respectively, which are not subject to master netting or similar arrangements.

	March 31, 2025				December 31, 2024
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$2	$—	$—	$2	$1	$—	$—	$1
Total derivatives	$2	$—	$—	$2	$1	$—	$—	$1
(1)
Excludes derivative liabilities of $5 million at March 31, 2025, which are not subject to master netting or similar arrangements. DESC did not have any derivative liabilities at December 31, 2024 which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of derivative activity at March 31, 2025. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

Natural Gas (bcf):	Current	Noncurrent
Basis(1)	41	31
Electricity (MWh in millions):
Fixed price	2	22
Interest rate(2) (in millions)	—	71

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

	Assets	Liabilities
(millions)
At March 31, 2025
Current derivatives not under cash flow hedge accounting
Commodity	$73	$—
Interest rate	—	1
Total current derivatives	$73	$1
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$204	$5
Interest rate	2	1
Total noncurrent derivatives	206	6
Total derivatives	$279	$7
At December 31, 2024
Current derivatives not under cash flow hedge accounting
Commodity	$63	$—
Total current derivatives	$63	$—
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$307	$—
Interest rate	2	1
Total noncurrent derivatives	309	1
Total derivatives	$372	$1

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)(2)
Three Months Ended March 31,	2025	2024
Derivative type and location of gains (losses):
Interest rate	$—	$—
Total	$—	$—

(1)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.
(2)
All derivatives in cash flow hedging relationships have settled and are being amortized over the life of the debt.

Derivatives Not Designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended March 31,	2025	2024
Derivative type and location of gains (losses):
Commodity:
Purchased power	$3	$(2)
Interest rate:
Interest charges	(1)	(1)
Total	$2	$(3)

(1)
Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

8. FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

DESC’s fair value measurements are made in accordance with the policies discussed in Note 2 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024. See Note 7 in this report for further information about DESC’s derivatives and hedge accounting activities.

The following table presents DESC’s quantitative information about Level 3 fair value measurements at March 31, 2025. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted-average(1)
Assets
Physical forwards:
Electricity	$199	Discounted cash flow	Market price (per MWh)	(3)	30-83	48
Physical options:
Natural gas(2)	76	Option model	Market price (per Dth)	(3)	3-8	4
			Price volatility	(4)	11%-74%	44%
Total assets	$275
Liabilities
Physical forwards:
Electricity	$5	Discounted cash flow	Market price (per MWh)	(3)	30-81	50
Total liabilities	$5

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

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At March 31, 2025
Assets
Derivatives:
Commodity	$—	$2	$275	$277
Interest rate	—	2	—	2
Investments:
Cash equivalents and other	29	—	—	29
Total assets	$29	$4	$275	$308
Liabilities
Derivatives:
Commodity	$—	$—	$5	$5
Interest rate	—	2	—	2
Total liabilities	$—	$2	$5	$7
At December 31, 2024
Assets
Derivatives:
Commodity	$—	$—	$370	$370
Interest rate	—	2	—	2
Investments:
Cash equivalents and other	29	—	—	29
Total assets	$29	$2	$370	$401
Liabilities
Derivatives:
Interest rate	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

The following table presents the net change in DESC’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended March 31,
	2025	2024
(millions)
Beginning balance	$370	$176
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	3	(2)
Included in regulatory assets/liabilities	(89)	70
Settlements	(14)	2
Purchases	—	7
Ending balance	$270	$253

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three months ended March 31, 2025 and 2024.

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

	March 31, 2025		December 31, 2024
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$4,666	$4,632	$4,220	$4,142
Affiliated long-term debt	230	230	230	230

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

9. EMPLOYEE BENEFIT PLANS

In DESC’s Consolidated Statements of Comprehensive Income, the service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense with the non-service cost components reflected in other income (expense). Components of net periodic benefit cost (credit) recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2025	2024	2025	2024
Service cost	$2	$2	$—	$—
Interest cost	9	8	2	2
Expected return on assets	(10)	(9)	—	—
Amortization of actuarial losses	1	2	(1)	(1)
Net periodic benefit cost	$2	$3	$1	$1

During the three months ended March 31, 2025, DESC made less than $1 million of contributions to its qualified pension plan. During the three months ended March 31, 2024, DESC made no contributions to its pension trust. DESC expects to make $3 million of minimum required contributions to its qualified defined benefit pension plans in 2025 and expects to receive reimbursement for such contributions from Santee Cooper. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

10. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, DESC is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions or involve significant factual issues that need to be resolved, such that it is not possible for DESC to estimate a range of possible loss. For such matters that DESC cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that DESC is able to estimate a range of possible loss. For legal proceedings and governmental examinations that DESC is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. DESC maintains various insurance programs, including general liability insurance coverage which provides coverage for personal injury or wrongful death cases. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent DESC’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on DESC’s financial position, liquidity or results of operations. During the three months ended March 31, 2025 and 2024, DESC recorded less than $1 million and $6 million, respectively, of charges in aggregate for various personal injury or wrongful death cases. DESC’s Consolidated Balance Sheets at March 31, 2025 and December 31, 2024 include $19 million and $10 million, respectively, of insurance receivables and $16 million and $7 million of reserves, respectively, primarily related to personal injury or wrongful death cases.

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

Capacity Use Area

In November 2019, a new CUA was established in the counties surrounding the Cope Generating Station (Western Capacity Use Area) under the South Carolina Groundwater Use and Reporting Regulation. Under the regulation any groundwater well in a CUA that withdraws above three million gallons per month must be permitted. The Cope Generating Station is located within this new Western Capacity Use Area. Cope has been using four deep groundwater wells for cooling water and other house loads since 1996. Prior to designation of the new Western Capacity Use Area, the wells at Cope Station were only required to be registered not permitted. As a result of this designation, Cope will need to restore the surface water equipment to operable status to reduce reliance on groundwater wells. This includes completion of 316(b) requirements, (including SCDES BTA determination and modification of the station national pollutant discharge elimination system permit, which was obtained) and extensive inspection, repair and/or replacement of the associated surface water withdrawal equipment which has been idle since 1996. While the impacts of this rule change are potentially material to DESC’s results of operations, financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts for DESC.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDES or the EPA. In the fourth quarter of 2023, DESC completed the majority of remediation activities at one site. DESC anticipates the remaining activities at that site will be completed in 2025 at an estimated cost of less than $1 million, after which the site will continue to incur ongoing maintenance and monitoring obligations. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of March 31, 2025, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $33 million and are included in regulatory assets.

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

In December 2016, legislation was enacted that creates a framework for EPA-approved state CCR permit programs. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. In March 2018, the EPA proposed certain changes to the CCR rule related to issues remanded as part of the pending litigation and other issues the EPA is reconsidering. Several of the proposed changes would allow states with approved CCR permit programs additional flexibility in implementing their programs. In July 2018, the EPA promulgated the first phase of changes to the CCR rule. In August 2018, the U.S. Court of Appeals for the D.C. Circuit issued its decision in the pending challenges of the CCR rule, vacating and remanding to the EPA three provisions of the rule. In May 2024, the EPA released a final rule to regulate inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. DESC believes that it may have inactive or closed units or areas that could be subject to the final rule at up to seven different stations. As discussed in Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, DESC recorded adjustments in its AROs in 2024 in connection with this rule. The actual AROs related to CCRs may vary substantially from the estimates used to record the obligation.

Surety Bonds

At March 31, 2025, DESC had purchased $24 million of surety bonds. Under the terms of surety bonds, DESC is obligated to indemnify the respective surety bond company for any amounts paid.

11. OPERATING SEGMENTS

The Corporate and Other segment primarily includes specific items attributable to DESC’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

DESC’s CODM is Dominion Energy’s CEO. The CODM uses net income (loss) as the primary profit or loss measure at each segment. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about allocating operating and capital resources to each segment, when assessing the performance of each segment and when determining the compensation of certain employees.

In the three months ended March 31, 2025 and 2024, DESC reported an insignificant amount of specific items in the Corporate and Other segment.

The following table presents segment information pertaining to DESC’s operations:

Three Months Ended March 31,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions)
2025
Operating Revenue	$986	$—	$986
Fuel used in electric generation(1)	204	—	204
Purchased power(1)	22	—	22
Gas purchased for resale(1)	126	—	126
Other operations and maintenance(1)	174	—	174
Depreciation and amortization(1)	140	—	140
Other taxes(1)	82	—	82
Total Operating Expenses	748	—	748
Other income (expense), net(2)	3	—	3
Interest charges, net of AFUDC(1)	71	—	71
Income tax expense(1)	18	2	20
Comprehensive Income Attributable to Noncontrolling Interest(2)	8	—	8
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	144	(2)	142
Capital expenditures	297	—	297
Total assets (billions)	17.1	—	17.1
2024
Operating Revenue	$775	$—	$775
Fuel used in electric generation(1)	145	—	145
Purchased power(1)	10	—	10
Gas purchased for resale(1)	79	—	79
Other operations and maintenance(1)	163	—	163
Depreciation and amortization(1)	136	—	136
Other taxes(1)	78	—	78
Total Operating Expenses	611	—	611
Other income (expense), net(2)	1	—	1
Interest charges, net of AFUDC(1)	67	—	67
Income tax expense(1)	17	1	18
Comprehensive Income Attributable to Noncontrolling Interest(2)	6	—	6
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	75	(1)	74
Capital expenditures	268	—	268
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to DESC’s CODM.
(2)
Items designated are other segment items for each reportable segment.

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

	Three Months Ended March 31,
(millions)	2025	2024
Direct and allocated costs from DES(1)	$62	$53
Operating Revenues - Electric from sales to affiliate	1	1
Operating Expenses - Other taxes from affiliate	3	3
Purchases of electricity from solar affiliates	3	1

(1)
Includes capitalized expenditures of $19 million and $12 million for the three months ended March 31, 2025 and 2024, respectively.

(millions)	March 31, 2025	December 31, 2024
Payable to DES	$19	$19
Payable to SCANA Corporation	7	7
Derivative assets with affiliates(1)	33	48

(1)
Includes amounts recorded in current derivative assets of $6 million and $4 million as of March 31, 2025 and December 31, 2024, respectively, and amounts recorded in noncurrent derivative assets of $27 million and $44 million as of March 31, 2025 and December 31, 2024, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended March 31,
(millions)	2025	2024
Other income	$5	$2
Gains on sales of assets	—	1
Other expense	(2)	(5)
Allowance for equity funds used during construction	—	3
Other income (expense), net	$3	$1

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Results of Operations

Presented below is a summary of DESC’s results:

	First Quarter
(millions)	2025	2024	$ Change
Net income	$150	$80	$70

Overview

First Quarter 2025 vs. 2024

Net income increased 88%, primarily due to an increase in non-fuel base rates associated with the settlement of the electric base rate case and an increase in sales to utility customers from weather.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	First Quarter
(millions)	2025	2024	$ Change
Operating revenues	$986	$775	$211
Fuel used in electric generation	204	145	59
Purchased power	22	10	12
Gas purchased for resale	126	79	47
Other operations and maintenance	174	163	11
Depreciation and amortization	140	136	4
Other taxes	82	78	4
Other income, net	3	1	2
Interest charges	71	67	4
Income tax expense	20	18	2

An analysis of DESC’s results of operations follows:

First Quarter 2025 vs. 2024

Operating revenues increased 27%, primarily reflecting:

•
A $118 million increase in fuel-related revenue primarily as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($71 million) and gas utility customers ($47 million);
•
A $53 million increase in non-fuel base rates associated with the settlement of the electric base rate case;
•
A $26 million increase in sales to electric utility retail customers from an increase in heating degree days during the heating season;
•
A $6 million increase from electric utility customers who previously elected to pay market based or other negotiated rates; and
•
A $6 million increase associated with increased infrastructure cost recovery under the Natural Gas Rate Stabilization Act.

Fuel used in electric generation increased 41%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Purchased power increased $12 million, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 59%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 7%, primarily due to an increase in salaries, wages and benefits and administrative expenses ($14 million), partially offset by the absence of charges associated with various personal injury or wrongful death litigation cases ($6 million).

Income tax expense increased 11%, primarily due to higher pre-tax income ($20 million), partially offset by a benefit associated with the remeasurement of an uncertain tax position ($18 million).

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which DESC is a party, which information is incorporated herein by reference:

•
Notes 3 and 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024.
•
Notes 2 and 10 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

DESC’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these risk factors have been identified in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 1, 2025, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: May 1, 2025		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer