Form 10-Q
period 2025-06-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2025-08-01
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 25, 2025, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	June 30, 2025	December 31, 2024
ASSETS
Utility plant in service	$16,681	$16,300
Accumulated depreciation and amortization	(5,871)	(5,761)
Construction work in progress	956	899
Nuclear fuel, net of accumulated amortization	205	224
Utility plant, net ($820 and $824 related to VIEs)	11,971	11,662
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	16	16
Assets held in trust, nuclear decommissioning	278	268
Nonutility property and investments, net	294	284
Current Assets:
Cash and cash equivalents	9	—
Receivables:
Customer, net of allowance for uncollectible accounts of $6 at both dates	440	423
Affiliated and related party	2	4
Other	83	104
Inventories (at average cost):
Fuel	84	83
Gas storage	21	22
Materials and supplies	218	211
Prepayments	127	91
Derivative assets(1)	61	63
Regulatory assets	323	299
Other current assets	15	16
Total current assets ($80 and $79 related to VIEs)	1,383	1,316
Deferred Debits and Other Assets:
Derivative assets(1)	212	309
Regulatory assets	3,337	3,342
Affiliated receivables	27	26
Other	104	102
Total deferred debits and other assets ($28 and $25 related to VIEs)	3,680	3,779
Total assets	$17,328	$17,041

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	June 30, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding	$4,338	$4,088
Retained earnings	892	689
Accumulated other comprehensive loss	(1)	(1)
Total common equity	5,229	4,776
Noncontrolling interest	220	206
Total equity	5,449	4,982
Long-term debt, net	4,666	4,220
Affiliated long-term debt	230	230
Finance leases	1	2
Total long-term debt	4,897	4,452
Total capitalization	10,346	9,434
Current Liabilities:
Short-term borrowings	239	250
Securities due within one year	2	2
Accounts payable	204	273
Affiliated and related party payables	714	995
Customer deposits and customer prepayments	80	82
Taxes accrued	135	254
Interest accrued	95	83
Derivative liabilities	3	—
Regulatory liabilities	193	201
Other	132	201
Total current liabilities	1,797	2,341
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,472	1,409
Asset retirement obligations	1,153	1,139
Pension and other postretirement benefits	108	109
Derivative liabilities	5	1
Regulatory liabilities	2,341	2,488
Other	106	120
Total deferred credits and other liabilities	5,185	5,266
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$17,328	$17,041

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2025	2024	2025	2024
Operating Revenue(1)	$832	$731	$1,818	$1,506
Operating Expenses:
Fuel used in electric generation	155	135	359	280
Purchased power(1)	37	22	59	32
Gas purchased for resale	49	46	175	125
Other operations and maintenance	128	126	259	248
Other operations and maintenance – affiliated suppliers	39	42	82	83
Impairment of assets and other charges	—	4	—	4
Depreciation and amortization	142	136	282	272
Other taxes(1)	77	76	159	154
Total operating expenses	627	587	1,375	1,198
Operating income	205	144	443	308
Other income (expense), net	3	1	6	2
Interest charges, net of AFUDC of $7, $6, $13 and $10(1)	70	67	141	134
Income before income tax expense	138	78	308	176
Income tax expense	31	15	51	33
Net Income and Other Comprehensive Income	107	63	257	143
Comprehensive Income Attributable to Noncontrolling Interest	6	6	14	12
Comprehensive Income Available to Common Shareholder	$101	$57	$243	$131

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(millions)	2025	2024
Operating Activities
Net income	$257	$143
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets and other charges	—	4
Deferred income taxes, net	63	29
Depreciation and amortization	282	272
Amortization of nuclear fuel	20	19
Other adjustments	7	(3)
Changes in certain assets and liabilities:
Receivables	(7)	60
Receivables - affiliated and related party	2	3
Inventories	(7)	(7)
Prepayments and deposits, net	(38)	(35)
Regulatory assets	(101)	112
Regulatory liabilities	(157)	17
Accounts payable	(35)	27
Accounts payable - affiliated and related party	(11)	(13)
Taxes accrued	(119)	(117)
Interest accrued	12	—
Net realized and unrealized changes related to commodity derivative activities	106	(108)
Pension and other postretirement benefits	(1)	(1)
Other assets and liabilities	(37)	(9)
Net cash provided by operating activities	236	393
Investing Activities
Property additions and construction expenditures	(561)	(490)
Proceeds from investments and sales or disposals of assets, including asset retirement costs	(40)	(37)
Purchase of investments	(3)	(10)
Other	3	2
Net cash used in investing activities	(601)	(535)
Financing Activities
Proceeds from issuance of debt	450	—
Dividend to parent	(40)	(125)
Contribution from parent	250	—
Short-term borrowings, net	(11)	21
Short-term borrowings - affiliated, net	(270)	248
Other	(5)	(1)
Net cash provided by financing activities	374	143
Net increase in cash, restricted cash and equivalents	9	1
Cash, restricted cash and equivalents at beginning of period(1)	—	1
Cash, restricted cash and equivalents at end of period(1)	$9	$2
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued construction expenditures	$68	$59
Operating leases(2)	4	—
(1)
At June 30, 2025, December 31, 2024, June 30, 2024 and December 31, 2023, there were no restricted cash and equivalents balances.
(2)
Finance leases entered into, if any, were inconsequential for all periods presented.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
March 31, 2024	40	$4,088	$604	$(1)	$189	$4,880
Total comprehensive income available to common shareholder			57		6	63
Dividend to parent			(63)		—	(63)
June 30, 2024	40	$4,088	$598	$(1)	$195	$4,880

March 31, 2025	40	$4,338	$831	$(1)	$214	$5,382
Total comprehensive income available to common shareholder			101		6	107
Dividend to parent			(40)			(40)
June 30, 2025	40	$4,338	$892	$(1)	$220	$5,449

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2023	40	$4,088	$592	$(1)	$183	$4,862
Total comprehensive income available to common shareholder			131		12	143
Dividend to parent			(125)		—	(125)
June 30, 2024	40	$4,088	$598	$(1)	$195	$4,880

December 31, 2024	40	$4,088	$689	$(1)	$206	$4,982
Total comprehensive income available to common shareholder			243		14	257
Dividend to parent			(40)			(40)
Capital contribution from parent		250				250
June 30, 2025	40	$4,338	$892	$(1)	$220	$5,449

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

Natural Gas Rates

In June 2025, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2025 with a total revenue requirement of $596 million. This revenue requirement represents a $17 million base rate increase under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2025. This matter is pending.

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

(millions)	June 30, 2025	December 31, 2024
Regulatory assets:
NND Project costs(1)	$138	$138
AROs(2)	4	8
Deferred employee benefit plan costs(3)	5	8
Other unrecovered plant(4)	18	18
DSM programs(5)	23	24
Cost of fuel and purchased gas under-collections(6)	83	35
Other	52	68
Regulatory assets - current	323	299
NND Project costs(1)	1,742	1,811
AROs(2)	709	695
Deferred employee benefit plan costs(3)	94	94
Interest rate hedges(7)	166	167
Other unrecovered plant(4)	98	89
DSM programs(5)	48	49
Environmental remediation costs(8)	42	42
Deferred storm damage costs(9)	76	76
Deferred transmission operating costs(10)	71	72
Derivatives(11)	93	95
Other(12)	198	152
Regulatory assets - noncurrent	3,337	3,342
Total regulatory assets	$3,660	$3,641
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	19	24
Reserve for refunds to electric utility customers(15)	56	73
Derivatives(11)	36	27
Other	15	10
Regulatory liabilities - current	193	201
Monetization of guaranty settlement(13)	535	568
Income taxes refundable through future rates(14)	829	820
Asset removal costs(16)	599	598
Reserve for refunds to electric utility customers(15)	139	161
Derivatives(11)	234	328
Other	5	13
Regulatory liabilities - noncurrent	2,341	2,488
Total regulatory liabilities	$2,534	$2,689

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

3. OPERATING REVENUE

DESC’s revenue consists of the following:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$346	$55	$294	$48	$717	$206	$577	$165
Commercial	235	26	208	25	463	80	396	66
Industrial	112	3	94	17	221	30	181	35
Other	35	12	31	6	67	20	59	12
Revenues from contracts with customers	728	96	627	96	1,468	336	1,213	278
Other revenues	7	1	7	1	13	1	14	1
Total Operating Revenues	$735	$97	$634	$97	$1,481	$337	$1,227	$279

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $6 million at both June 30, 2025 and December 31, 2024. During both of the six months ended June 30, 2025 and 2024, DESC recognized revenue of $4 million from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	June 30, 2025	December 31, 2024
Beginning balance	$10	$11
Additional costs	4	—
Amortization	—	(1)
Ending balance	$14	$10

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

At June 30, 2025, DESC’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy was as follows:

(millions)	Maximum Facility Sub-Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$239	$—

(1)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy and Virginia Power. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At June 30, 2025, the sub-limit for DESC was $1.0 billion, which was increased from $500 million in April 2025. In July 2025, the sub-limit was decreased to $900 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed provided that it does not exceed $1.0 billion or such needs may be satisfied through short-term borrowings from Dominion Energy. This credit facility matures in April 2030, with the potential to be extended by the borrowers to April 2032. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $3.0 billion (or the sub-limit, whichever is less) of letters of credit.

In March 2025, FERC granted DESC authority through March 2027 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $1.8 billion outstanding with maturity dates of one year or less. At June 30, 2025, DESC had issued $239 million in commercial paper supported by its joint revolving credit facility with Dominion Energy as disclosed above and had drawn on $353 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization. In addition, in March 2025, FERC granted GENCO authority through March 2027 to issue short-term indebtedness not to exceed $300 million outstanding with maturity dates of one year or less. At June 30, 2025, GENCO had drawn on $59 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2025.

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $300 million and $400 million, respectively. The GENCO intercompany credit facility with Dominion Energy was amended in May 2025 to increase the maximum capacity from $200 million to $300 million. At June 30, 2025 and December 31, 2024, DESC, GENCO and Fuel Company collectively had borrowings outstanding under these agreements totaling $672 million and $942 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. Interest charges associated with these agreements were $11 million and $12 million for the three months ended June 30, 2025 and 2024, respectively, and $22 million for both the six months ended June 30, 2025 and 2024.

In January 2025, DESC issued $450 million of 5.30% first mortgage bonds that mature in 2035. The proceeds were used for general corporate purposes and/or to repay short-term debt.

6. INCOME TAXES

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Six Months Ended June 30,	2025	2024
U.S. statutory rate	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	7.7	4.0
Reversal of excess deferred income taxes	(2.7)	(5.7)
Allowance for equity funds used during construction	—	(0.7)
Remeasurements and settlements of uncertain tax positions	(9.7)	—
Other, net	0.1	0.1
Effective tax rate	16.4%	18.7%

As of June 30, 2025, DESC’s effective tax rate reflects an income tax net benefit of $18 million reflecting a $30 million remeasurement of an unrecognized tax benefit partially deferred to regulatory liabilities. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of these unrecognized tax benefits.

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities when applicable. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of both June 30, 2025 and December 31, 2024, DESC would have been required to post $1 million of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives and non-derivative contracts per contractual terms. DESC had not posted any collateral at June 30, 2025 and December 31, 2024 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of both June 30, 2025 and December 31, 2024 was $1 million, which does not include the impact of any offsetting asset positions.

The tables below present derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	June 30, 2025				December 31, 2024
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
Interest rate contracts:
Over-the-counter	$2	$—	$—	$2	$2	$—	$—	$2
Commodity contracts:
Over-the-counter	70	1	—	69	81	—	—	81
Total derivatives	$72	$1	$—	$71	$83	$—	$—	$83
(1)
Excludes derivative assets of $201 million and $289 million at June 30, 2025 and December 31, 2024, respectively, which are not subject to master netting or similar arrangements.

	June 30, 2025				December 31, 2024
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$1	$—	$—	$1	$1	$—	$—	$1
Commodity contracts:
Over-the-counter	3	1	—	2	—	—	—	—
Total derivatives	$4	$1	$—	$3	$1	$—	$—	$1
(1)
Excludes derivative liabilities of $4 million at June 30, 2025, which are not subject to master netting or similar arrangements. DESC did not have any derivative liabilities at December 31, 2024 which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of derivative activity at June 30, 2025. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

Natural Gas (bcf):	Current	Noncurrent
Basis(1)	36	27
Fixed price	3	—
Electricity (MWh in millions):
Fixed price	2	22
Interest rate(2) (in millions)	$—	$71

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

	Assets	Liabilities
(millions)
At June 30, 2025
Current derivatives not under cash flow hedge accounting
Commodity	$61	$3
Total current derivatives	$61	$3
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$210	$4
Interest rate	2	1
Total noncurrent derivatives	212	5
Total derivatives	$273	$8
At December 31, 2024
Current derivatives not under cash flow hedge accounting
Commodity	$63	$—
Total current derivatives	$63	$—
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$307	$—
Interest rate	2	1
Total noncurrent derivatives	309	1
Total derivatives	$372	$1

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)(2)
Three Months Ended June 30,	2025	2024
Derivative type and location of gains (losses):
Interest rate	$1	$1
Total	$1	$1
Six Months Ended June 30,
Derivative type and location of gains (losses):
Interest rate	$1	$1
Total	$1	$1

(1)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.
(2)
All derivatives in cash flow hedging relationships have settled and are being amortized over the life of the debt.

Derivatives Not Designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended June 30,	2025	2024
Derivative type and location of gains (losses):
Commodity:
Purchased power	$2	$(1)
Interest rate:
Interest charges	—	—
Total	$2	$(1)
Six Months Ended June 30,
Derivative type and location of gains (losses):
Commodity:
Purchased power	$5	$(3)
Interest rate:
Interest charges	(1)	(1)
Total	$4	$(4)

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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at June 30, 2025. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted-average(1)
Assets
Physical forwards:
Electricity	$202	Discounted cash flow	Market price (per MWh)	(3)	28-86	49
Physical options:
Natural gas(2)	68	Option model	Market price (per Dth)	(3)	1-9	4
			Price volatility	(4)	11%-72%	43%
Total assets	$270
Liabilities
Physical forwards:
Electricity	$5	Discounted cash flow	Market price (per MWh)	(3)	28-80	51
Total liabilities	$5

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

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At June 30, 2025
Assets
Derivatives:
Commodity	$—	$1	$270	$271
Interest rate	—	2	—	2
Investments:
Cash equivalents and other	33	—	—	33
Total assets	$33	$3	$270	$306
Liabilities
Derivatives:
Commodity	$—	$2	$5	$7
Interest rate	—	1	—	1
Total liabilities	$—	$3	$5	$8
At December 31, 2024
Assets
Derivatives:
Commodity	$—	$—	$370	$370
Interest rate	—	2	—	2
Investments:
Cash equivalents and other	29	—	—	29
Total assets	$29	$2	$370	$401
Liabilities
Derivatives:
Interest rate	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

The following table presents the net change in DESC’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(millions)
Beginning balance	$270	$253	$370	$176
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	2	(1)	5	(3)
Fuel used in electric generation	(1)	—	(1)	—
Included in regulatory assets/liabilities	5	32	(84)	102
Settlements	(11)	(1)	(25)	1
Purchases	—	—	—	7
Ending balance	$265	$283	$265	$283

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2025 and 2024.

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

	June 30, 2025		December 31, 2024
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$4,666	$4,663	$4,220	$4,142
Affiliated long-term debt	230	230	230	230

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

9. EMPLOYEE BENEFIT PLANS

In DESC’s Consolidated Statements of Comprehensive Income, the service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense with the non-service cost components reflected in other income (expense). Components of net periodic benefit cost (credit) recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2025	2024	2025	2024
Service cost	$2	$2	$—	$1
Interest cost	8	8	2	2
Expected return on assets	(11)	(10)	—	—
Amortization of actuarial losses	2	2	(1)	(1)
Net periodic benefit cost	$1	$2	$1	$2
Six Months Ended June 30,
Service cost	$4	$4	$—	$1
Interest cost	17	16	4	4
Expected return on assets	(21)	(19)	—	—
Amortization of actuarial losses	3	4	(2)	(2)
Net periodic benefit cost	$3	$5	$2	$3

DESC made $1 million of contributions to its qualified pension plan during both the three and six months ended June 30, 2025 and 2024. DESC expects to make $3 million of minimum required contributions to its qualified defined benefit pension plans in 2025 and expects to receive reimbursement for such contributions from Santee Cooper. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

10. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, DESC is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions or involve significant factual issues that need to be resolved, such that it is not possible for DESC to estimate a range of possible loss. For such matters that DESC cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that DESC is able to estimate a range of possible loss. For legal proceedings and governmental examinations that DESC is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. DESC maintains various insurance programs, including general liability insurance coverage which provides coverage for personal injury or wrongful death cases. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent DESC’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on DESC’s financial position, liquidity or results of operations. During both the three and six months ended June 30, 2025, DESC recorded less than $1 million, and for the three and six months ended June 30, 2024, DESC recorded $5 million and $11 million, respectively, of charges in aggregate for various personal injury or wrongful death cases. DESC’s Consolidated Balance Sheets at June 30, 2025 and December 31, 2024 include $19 million and $10 million, respectively, of insurance receivables and $2 million and $7 million of reserves, respectively, primarily related to personal injury or wrongful death cases.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDES or the EPA. In the fourth quarter of 2023, DESC completed the majority of remediation activities at one site. DESC anticipates the remaining activities at that site will be completed in 2025 at an estimated cost of less than $1 million, after which the site will continue to incur ongoing maintenance and monitoring obligations. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of June 30, 2025, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $33 million and are included in regulatory assets.

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

Surety Bonds

At June 30, 2025, DESC had purchased $24 million of surety bonds. Under the terms of surety bonds, DESC is obligated to indemnify the respective surety bond company for any amounts paid.

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

In the six months ended June 30, 2025 and 2024, DESC reported an insignificant amount of specific items in the Corporate and Other segment.

The following tables present segment information pertaining to DESC’s operations:

Three Months Ended June 30,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions)
2025
Operating Revenue	$832	$—	$832
Fuel used in electric generation(1)	155	—	155
Purchased power(1)	37	—	37
Gas purchased for resale(1)	49	—	49
Other operations and maintenance(1)	167	—	167
Depreciation and amortization(1)	142	—	142
Other taxes(1)	77	—	77
Total Operating Expenses	627	—	627
Other income (expense), net(2)	3	—	3
Interest charges, net of AFUDC(1)	70	—	70
Income tax expense(1)	29	2	31
Comprehensive Income Attributable to Noncontrolling Interest(2)	6	—	6
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	$103	$(2)	$101
Total assets (billions)	$17.3	$—	$17.3
2024
Operating Revenue	$731	$—	$731
Fuel used in electric generation(1)	135	—	135
Purchased power(1)	22	—	22
Gas purchased for resale(1)	46	—	46
Other operations and maintenance(1)(3)	168	4	172
Depreciation and amortization(1)	136	—	136
Other taxes(1)	76	—	76
Total Operating Expenses	583	4	587
Other income (expense), net(2)	1	—	1
Interest charges, net of AFUDC(1)	67	—	67
Income tax expense(1)	14	1	15
Comprehensive Income Attributable to Noncontrolling Interest(2)	6	—	6
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	$62	$(5)	$57
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to DESC’s CODM.
(2)
Items designated are other segment items for each reportable segment.
(3)
Includes impairment of assets and other charges.

Six Months Ended June 30,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions)
2025
Operating Revenue	$1,818	$—	$1,818
Fuel used in electric generation(1)	359	—	359
Purchased power(1)	59	—	59
Gas purchased for resale(1)	175	—	175
Other operations and maintenance(1)	341	—	341
Depreciation and amortization(1)	282	—	282
Other taxes(1)	159	—	159
Total Operating Expenses	1,375	—	1,375
Other income (expense), net(2)	6	—	6
Interest charges, net of AFUDC(1)	141	—	141
Income tax expense(1)	47	4	51
Comprehensive Income Attributable to Noncontrolling Interest(2)	14	—	14
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	$247	$(4)	$243
Capital expenditures	$561	$—	$561
Total assets (billions)	17.3	—	17.3
2024
Operating Revenue	$1,506	$—	$1,506
Fuel used in electric generation(1)	280	—	280
Purchased power(1)	32	—	32
Gas purchased for resale(1)	125	—	125
Other operations and maintenance(1)(3)	331	4	335
Depreciation and amortization(1)	272	—	272
Other taxes(1)	154	—	154
Total Operating Expenses	1,194	4	1,198
Other income (expense), net(2)	2	—	2
Interest charges, net of AFUDC(1)	134	—	134
Income tax expense(1)	31	2	33
Comprehensive Income Attributable to Noncontrolling Interest(2)	12	—	12
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	$137	$(6)	$131
Capital expenditures	$490	$—	$490
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to DESC’s CODM.
(2)
Items designated are other segment items for each reportable segment.
(3)
Includes impairment of assets and other charges.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2025	2024	2025	2024
Direct and allocated costs from DES(1)	$58	$57	$120	$110
Operating Revenues - Electric from sales to affiliate	2	2	3	3
Operating Revenues - Gas from sales to affiliate	1	1	1	1
Operating Expenses - Other taxes from affiliate	2	2	5	5
Purchases of electricity from solar affiliates	4	3	7	4

(1)
Includes capitalized expenditures of $19 million and $15 million for the three months ended June 30, 2025 and 2024, respectively, and $38 million and $27 million for the six months ended June 30, 2025 and 2024, respectively.

(millions)	June 30, 2025	December 31, 2024
Payable to DES	$16	$19
Payable to SCANA Corporation	7	7
Derivative assets with affiliates(1)	33	48

(1)
Includes amounts recorded in current derivative assets of $5 million and $4 million as of June 30, 2025 and December 31, 2024, respectively, and amounts recorded in noncurrent derivative assets of $28 million and $44 million as of June 30, 2025 and December 31, 2024, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2025	2024	2025	2024
Other income	$2	$1	$7	$3
Gains on sales of assets	1	1	1	2
Other expense	(1)	(4)	(3)	(9)
Allowance for equity funds used during construction	1	3	1	6
Other income (expense), net	$3	$1	$6	$2

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

Results of Operations

Presented below is a summary of DESC’s results:

	Second Quarter			Year-To-Date
(millions)	2025	2024	$ Change	2025	2024	$ Change
Net income	$107	$63	$44	$257	$143	$114

Overview

Second Quarter 2025 vs. 2024

Net income increased 70%, primarily due to an increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case.

Year-To-Date 2025 vs. 2024

Net income increased 80%, primarily due to an increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case and an increase in sales to utility customers from weather.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Second Quarter			Year-To-Date
(millions)	2025	2024	$ Change	2025	2024	$ Change
Operating revenues	$832	$731	$101	$1,818	$1,506	$312
Fuel used in electric generation	155	135	20	359	280	79
Purchased power	37	22	15	59	32	27
Gas purchased for resale	49	46	3	175	125	50
Other operations and maintenance	167	168	(1)	341	331	10
Impairment of assets and other charges	—	4	(4)	—	4	(4)
Depreciation and amortization	142	136	6	282	272	10
Other taxes	77	76	1	159	154	5
Other income (expense), net	3	1	2	6	2	4
Interest charges	70	67	3	141	134	7
Income tax expense	31	15	16	51	33	18

An analysis of DESC’s results of operations follows:

Second Quarter 2025 vs. 2024

Operating revenues increased 14%, primarily due to an increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case ($52 million), an increase in fuel-related revenue primarily as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($39 million) and an increase in sales to electric utility customers associated with economic and other usage factors ($10 million).

Fuel used in electric generation increased 15%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Purchased power increased 68%, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 7%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 1%, primarily due to a decrease in charges associated with various personal injury or wrongful death litigation cases ($5 million), partially offset by an increase in salaries, wages and benefits and administrative expenses ($4 million).

Income tax expense increased $16 million, primarily due to higher pre-tax income.

Year-To-Date 2025 vs. 2024

Operating revenues increased 21%, primarily reflecting:

•
A $157 million increase in fuel-related revenue primarily as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($107 million) and gas utility customers ($50 million);

•
A $105 million increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case;
•
A $23 million net increase in sales to electric utility retail customers, primarily attributable to an increase in heating degree days during the heating season;
•
A $10 million increase from electric utility customers who previously elected to pay market based or other negotiated rates;
•
A $7 million increase associated with increased infrastructure cost recovery under the Natural Gas Rate Stabilization Act; and
•
A $6 million increase in sales to electric utility customers associated with economic and other usage factors.

These increases were partially offset by:

•
A $7 million decrease in sales to electric retail customers from the capital cost rider

Fuel used in electric generation increased 28%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Purchased power increased 84%, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 40%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 3%, primarily due to an increase in salaries, wages and benefits and administrative expenses ($18 million), partially offset by a decrease in charges associated with various personal injury or wrongful death litigation cases ($11 million).

Income tax expense increased 55%, primarily due to higher pre-tax income ($35 million), partially offset by a benefit associated with the remeasurement of an uncertain tax position ($18 million).

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

10.1

$7,000,000,000 Sixth Amended and Restated Revolving Credit Agreement, dated as of April 8, 2025, among Dominion Energy, Inc., Virginia Electric and Power Company, Dominion Energy South Carolina, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, LTD., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, JPMorgan Chase Bank, N.A., Mizuho Bank, LTD., BOFA Securities, Inc., The Bank of Nova Scotia and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the other agents and lenders party thereto (Exhibit 10.1, Form 8-K filed April 9, 2025, File No. 1-3375).

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 1, 2025, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Michele L. Cardiff
Date: August 1, 2025		Michele L. Cardiff
Senior Vice President, Controller and Chief Accounting Officer