Form 10-Q
period 2025-09-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2025-10-31
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 24, 2025, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PSD	Prevention of significant deterioration
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDES	South Carolina Department of Environmental Services
SEC	U.S. Securities and Exchange Commission
South Carolina Commission	Public Service Commission of South Carolina
Summer	V. C. Summer nuclear power station
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba Corporation (parent company of Westinghouse Electric Company LLC), DESC and Santee Cooper
VIE	Variable interest entity
Virginia Power

The legal entity, Virginia Electric and Power Company, a wholly-owned subsidiary of Dominion Energy, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	September 30, 2025	December 31, 2024
ASSETS
Utility plant in service	$16,909	$16,300
Accumulated depreciation and amortization	(5,946)	(5,761)
Construction work in progress	996	899
Nuclear fuel, net of accumulated amortization	203	224
Utility plant, net ($819 and $824 related to VIEs)	12,162	11,662
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	16	16
Assets held in trust, nuclear decommissioning	279	268
Nonutility property and investments, net	295	284
Current Assets:
Cash and cash equivalents	7	—
Receivables:
Customer, net of allowance for uncollectible accounts of $7 and $6	433	423
Affiliated and related party	2	4
Other	85	104
Inventories (at average cost):
Fuel	99	83
Gas storage	25	22
Materials and supplies	238	211
Prepayments	116	91
Derivative assets(1)	56	63
Regulatory assets	293	299
Other current assets	16	16
Total current assets ($95 and $79 related to VIEs)	1,370	1,316
Deferred Debits and Other Assets:
Derivative assets(1)	254	309
Regulatory assets	3,307	3,342
Affiliated receivables	29	26
Other	101	102
Total deferred debits and other assets ($28 and $25 related to VIEs)	3,691	3,779
Total assets	$17,518	$17,041

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	September 30, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding at both dates	$4,338	$4,088
Retained earnings	1,037	689
Accumulated other comprehensive loss	(1)	(1)
Total common equity	5,374	4,776
Noncontrolling interest	226	206
Total equity	5,600	4,982
Long-term debt, net	4,667	4,220
Affiliated long-term debt	230	230
Finance leases	1	2
Total long-term debt	4,898	4,452
Total capitalization	10,498	9,434
Current Liabilities:
Short-term borrowings	120	250
Securities due within one year	2	2
Accounts payable	194	273
Affiliated and related party payables	758	995
Customer deposits and customer prepayments	83	82
Taxes accrued	201	254
Interest accrued	90	83
Derivative liabilities	1	—
Regulatory liabilities	184	201
Other	138	201
Total current liabilities	1,771	2,341
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,505	1,409
Asset retirement obligations	1,160	1,139
Pension and other postretirement benefits	109	109
Derivative liabilities	1	1
Regulatory liabilities	2,380	2,488
Other	94	120
Total deferred credits and other liabilities	5,249	5,266
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$17,518	$17,041

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2025	2024	2025	2024
Operating Revenue(1)	$923	$851	$2,741	$2,357
Operating Expenses:
Fuel used in electric generation	172	170	531	450
Purchased power(1)	36	18	95	50
Gas purchased for resale	44	50	219	175
Other operations and maintenance	123	121	382	369
Other operations and maintenance – affiliated suppliers	42	42	124	125
Impairment of assets and other charges	—	56	—	60
Depreciation and amortization	142	136	424	408
Other taxes(1)	78	78	237	232
Total operating expenses	637	671	2,012	1,869
Operating income	286	180	729	488
Other income (expense), net	3	(3)	9	(1)
Interest charges, net of AFUDC of $7, $5, $20 and $15(1)	69	69	210	203
Income before income tax expense	220	108	528	284
Income tax expense	49	3	100	36
Net Income and Other Comprehensive Income	171	105	428	248
Comprehensive Income Attributable to Noncontrolling Interest	6	5	20	17
Comprehensive Income Available to Common Shareholder	$165	$100	$408	$231

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(millions)	2025	2024
Operating Activities
Net income	$428	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets and other charges	—	60
Deferred income taxes, net	96	44
Depreciation and amortization	424	408
Amortization of nuclear fuel	30	27
Other adjustments	11	1
Changes in certain assets and liabilities:
Receivables	(5)	58
Receivables - affiliated and related party	2	3
Inventories	(46)	3
Prepayments and deposits, net	(24)	(22)
Regulatory assets	(85)	105
Regulatory liabilities	(133)	(120)
Accounts payable	(50)	5
Accounts payable - affiliated and related party	9	(20)
Taxes accrued	(53)	(51)
Interest accrued	7	3
Net realized and unrealized changes related to commodity derivative activities	62	(21)
Pension and other postretirement benefits	—	(1)
Other assets and liabilities	(48)	(22)
Net cash provided by operating activities	625	708
Investing Activities
Property additions and construction expenditures	(832)	(767)
Proceeds from investments and sales or disposals of assets, including asset retirement costs	(48)	(42)
Purchase of investments	(2)	(15)
Other	4	2
Net cash used in investing activities	(878)	(822)
Financing Activities
Proceeds from issuance of debt	450	—
Dividend to parent	(60)	(232)
Contribution from parent	250	—
Short-term borrowings, net	(130)	476
Short-term borrowings - affiliated, net	(246)	(129)
Other	(4)	(2)
Net cash provided by financing activities	260	113
Net increase (decrease) in cash, restricted cash and equivalents	7	(1)
Cash, restricted cash and equivalents at beginning of period(1)	—	1
Cash, restricted cash and equivalents at end of period(1)	$7	$—
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued construction expenditures	$85	$69
Operating leases(2)	7	5
(1)
At September 30, 2025, December 31, 2024, September 30, 2024 and December 31, 2023, there were no restricted cash and equivalents balances.
(2)
Finance leases entered into, if any, were inconsequential for all periods presented.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
June 30, 2024	40	$4,088	$598	$(1)	$195	$4,880
Total comprehensive income available to common shareholder			100		5	105
Dividend to parent			(107)		—	(107)
September 30, 2024	40	$4,088	$591	$(1)	$200	$4,878

June 30, 2025	40	$4,338	$892	$(1)	$220	$5,449
Total comprehensive income available to common shareholder			165		6	171
Dividend to parent			(20)			(20)
September 30, 2025	40	$4,338	$1,037	$(1)	$226	$5,600

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2023	40	$4,088	$592	$(1)	$183	$4,862
Total comprehensive income available to common shareholder			231		17	248
Dividend to parent			(232)		—	(232)
September 30, 2024	40	$4,088	$591	$(1)	$200	$4,878

December 31, 2024	40	$4,088	$689	$(1)	$206	$4,982
Total comprehensive income available to common shareholder			408		20	428
Dividend to parent			(60)			(60)
Capital contribution from parent		250				250
September 30, 2025	40	$4,338	$1,037	$(1)	$226	$5,600

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

Natural Gas Rates

In June 2025, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2025 with a total revenue requirement of $596 million. This revenue requirement represents a $17 million base rate increase under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2025. In September 2025, the South Carolina Commission approved a total revenue requirement of $594 million, representing a $15 million base rate increase after certain adjustments, effective with the first billing cycle of November 2025.

Key Development affecting 2024

Electric Base Rate Case

In the third quarter of 2024, DESC recorded a charge of $58 million ($44 million after tax) (reflected within the Corporate and Other segment), composed of $55 million within impairment of assets and other charges, including $50 million to write down certain materials and supplies inventory, and $3 million within other income (expense), net, in connection with the electric base rate case as discussed in Note 3 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

(millions)	September 30, 2025	December 31, 2024
Regulatory assets:
NND Project costs(1)	$138	$138
AROs(2)	2	8
Deferred employee benefit plan costs(3)	5	8
Other unrecovered plant(4)	18	18
DSM programs(5)	22	24
Cost of fuel and purchased gas under-collections(6)	58	35
Other	50	68
Regulatory assets - current	293	299
NND Project costs(1)	1,707	1,811
AROs(2)	710	695
Deferred employee benefit plan costs(3)	93	94
Interest rate hedges(7)	166	167
Other unrecovered plant(4)	99	89
DSM programs(5)	47	49
Environmental remediation costs(8)	42	42
Deferred storm damage costs(9)	77	76
Deferred transmission operating costs(10)	70	72
Derivatives(11)	92	95
Other(12)	204	152
Regulatory assets - noncurrent	3,307	3,342
Total regulatory assets	$3,600	$3,641
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	26	24
Reserve for refunds to electric utility customers(15)	45	73
Derivatives(11)	35	27
Other	11	10
Regulatory liabilities - current	184	201
Monetization of guaranty settlement(13)	518	568
Income taxes refundable through future rates(14)	819	820
Asset removal costs(16)	613	598
Reserve for refunds to electric utility customers(15)	137	161
Derivatives(11)	287	328
Other	6	13
Regulatory liabilities - noncurrent	2,380	2,488
Total regulatory liabilities	$2,564	$2,689

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
(14)
Includes (i) excess deferred income taxes arising from the remeasurement of deferred income taxes in connection with the enactment of the 2017 Tax Reform Act (certain of which are protected under normalization rules and will be amortized over the remaining lives of related property, and certain of which were amortized to the benefit of customers over prescribed periods as instructed by regulators) and (ii) deferred income taxes arising from investment tax credits, offset by (iii) deferred income taxes that arise from utility operations that have not been included in customer rates (a portion of which relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to 85 years).
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

3. OPERATING REVENUE

DESC’s revenue consists of the following:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024		Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$422	$47	$375	$45	$1,139	$253	$952	$210
Commercial	261	24	244	23	724	104	640	89
Industrial	104	6	101	16	325	36	282	51
Other	40	11	35	6	107	31	94	18
Revenues from contracts with customers	827	88	755	90	2,295	424	1,968	368
Other revenues	8	—	6	—	21	1	20	1
Total Operating Revenues	$835	$88	$761	$90	$2,316	$425	$1,988	$369

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $7 million and $6 million at September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025 and 2024, DESC recognized revenue of $4 million and $5 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	September 30, 2025	December 31, 2024
Beginning balance	$10	$11
Additional costs	4	—
Amortization	—	(1)
Ending balance	$14	$10

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

At September 30, 2025, DESC’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy was as follows:

(millions)	Maximum Facility Sub-Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
Joint revolving credit facility(1)	$1,000	$120	$—

(1)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy and Virginia Power. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. In April 2025, the sub-limit for DESC was increased from $500 million to $1.0 billion. In July 2025, the sub-limit was decreased to $900 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed provided that it does not exceed $1.0 billion or such needs may be satisfied through short-term borrowings from Dominion Energy. This credit facility matures in April 2030, with the potential to be extended by the borrowers to April 2032. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $3.0 billion (or the sub-limit, whichever is less) of letters of credit.

In March 2025, FERC granted DESC authority through March 2027 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $1.8 billion outstanding with maturity dates of one year or less. At September 30, 2025, DESC had issued $120 million in commercial paper supported by its joint revolving credit facility with Dominion Energy as disclosed above and had drawn on $370 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization. In addition, in March 2025, FERC granted GENCO authority through March 2027 to issue short-term indebtedness not to exceed $300 million outstanding with maturity dates of one year or less. At September 30, 2025, GENCO had drawn on $72 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2026.

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $300 million and $400 million, respectively. The GENCO intercompany credit facility with Dominion Energy was amended in May 2025 to increase the maximum capacity from $200 million to $300 million. At September 30, 2025 and December 31, 2024, DESC, GENCO and Fuel Company collectively had borrowings outstanding under these agreements totaling $696 million and $942 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. Interest charges associated with these agreements were $10 million and $13 million for the three months ended September 30, 2025 and 2024, respectively, and $32 million and $35 million for the nine months ended September 30, 2025 and 2024, respectively.

In January 2025, DESC issued $450 million of 5.30% first mortgage bonds that mature in 2035. The proceeds were used for general corporate purposes and/or to repay short-term debt.

6. INCOME TAXES

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Nine Months Ended September 30,	2025	2024
U.S. statutory rate	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	6.2	4.0
Reversal of excess deferred income taxes	(2.6)	(6.7)
Allowance for equity funds used during construction	—	(0.8)
Remeasurements and settlements of uncertain tax positions	(5.6)	(5.1)
Other, net	—	0.2
Effective tax rate	19.0%	12.6%

As of September 30, 2025, DESC’s effective tax rate reflects an income tax net benefit of $18 million reflecting a $30 million remeasurement of an unrecognized tax benefit partially deferred to regulatory liabilities. See Note 7 to the Consolidated Financial Statements in DESC's Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of these unrecognized tax benefits.

As of September 30, 2024, DESC’s effective tax rate reflects an income tax benefit of $14 million from the effective settlement of a position that management believed was reasonably possible to occur.

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2024. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities when applicable. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered as of both September 30, 2025 and December 31, 2024, DESC would have been required to post $1 million of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives and non-derivative contracts per contractual terms. DESC had not posted any collateral at September 30, 2025 and December 31, 2024 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of both September 30, 2025 and December 31, 2024 was $1 million, which does not include the impact of any offsetting asset positions.

The tables below present derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	September 30, 2025				December 31, 2024
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$1	$—	$—	$1	$2	$—	$—	$2
Commodity contracts:
Over-the-counter	49	—	—	49	81	—	—	81
Total derivatives	$50	$—	$—	$50	$83	$—	$—	$83
(1)
Excludes derivative assets of $260 million and $289 million at September 30, 2025 and December 31, 2024, respectively, which are not subject to master netting or similar arrangements.

	September 30, 2025				December 31, 2024
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$1	$—	$—	$1	$1	$—	$—	$1
Total derivatives	$1	$—	$—	$1	$1	$—	$—	$1
(1)
Excludes derivative liabilities of $1 million at September 30, 2025, which are not subject to master netting or similar arrangements. DESC did not have any derivative liabilities at December 31, 2024 which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of derivative activity at September 30, 2025. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis(1)	28	20
Fixed price	3	—
Electricity (MWh in millions):
Fixed price	2	21
Interest rate(2) (in millions)	$—	$71

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

	Assets	Liabilities
(millions)
At September 30, 2025
Current derivatives not under cash flow hedge accounting
Commodity	$56	$1
Total current derivatives	$56	$1
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$253	$—
Interest rate	1	1
Total noncurrent derivatives	254	1
Total derivatives	$310	$2
At December 31, 2024
Current derivatives not under cash flow hedge accounting
Commodity	$63	$—
Total current derivatives	$63	$—
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$307	$—
Interest rate	2	1
Total noncurrent derivatives	309	1
Total derivatives	$372	$1

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)(2)
Three Months Ended September 30,	2025	2024
Derivative type and location of gains (losses):
Interest rate	$—	$—
Total	$—	$—
Nine Months Ended September 30,
Derivative type and location of gains (losses):
Interest rate	$1	$1
Total	$1	$1

(1)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.
(2)
All derivatives in cash flow hedging relationships have settled and are being amortized over the life of the debt.

Derivatives Not Designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended September 30,	2025	2024
Derivative type and location of gains (losses):
Commodity:
Purchased power	$11	$4
Fuel used in electric generation	(2)	(1)
Gas purchased for resale	(1)	—
Interest rate:
Interest charges	(1)	—
Total	$7	$3
Nine Months Ended September 30,
Derivative type and location of gains (losses):
Commodity:
Purchased power	$16	$1
Fuel used in electric generation	(2)	$(1)
Gas purchased for resale	(1)	—
Interest rate:
Interest charges	(2)	(1)
Total	$11	$(1)

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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at September 30, 2025. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted-average(1)
Assets
Physical forwards:
Electricity	$259	Discounted cash flow	Market price (per MWh)	(3)	32-103	54
Physical options:
Natural gas(2)	48	Option model	Market price (per Dth)	(3)	1-9	4
			Price volatility	(4)	11%-73%	45%
Total assets	$307
Liabilities
Physical forwards:
Electricity	$1	Discounted cash flow	Market price (per MWh)	(3)	34-82	50
Total liabilities	$1

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

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At September 30, 2025
Assets
Derivatives:
Commodity	$—	$2	$307	$309
Interest rate	—	1	—	1
Investments:
Cash equivalents and other	33	—	—	33
Total assets	$33	$3	$307	$343
Liabilities
Derivatives:
Commodity	$—	$—	$1	$1
Interest rate	—	1	—	1
Total liabilities	$—	$1	$1	$2
At December 31, 2024
Assets
Derivatives:
Commodity	$—	$—	$370	$370
Interest rate	—	2	—	2
Investments:
Cash equivalents and other	29	—	—	29
Total assets	$29	$2	$370	$401
Liabilities
Derivatives:
Interest rate	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

The following table presents the net change in DESC’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(millions)
Beginning balance	$265	$283	$370	$176
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	11	4	16	1
Fuel used in electric generation	(1)	—	(2)	—
Included in regulatory assets/liabilities	53	(85)	(31)	17
Settlements	(21)	(8)	(46)	(7)
Purchases	—	2	—	9
Transfers out of Level 3	(1)	—	(1)	—
Ending balance	$306	$196	$306	$196

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2025 and 2024. Transfers out of Level 3 represent assets and liabilities that were previously classified as Level 3 for which the inputs became observable for classification in either Level 1 or Level 2. Because the activity and liquidity of commodity markets vary substantially between regions and time periods, the availability of observable inputs for substantially the full term and value of the Company’s over-the-counter derivative contracts is subject to change.

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

	September 30, 2025		December 31, 2024
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$4,667	$4,729	$4,220	$4,142
Affiliated long-term debt	230	230	230	230

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

9. EMPLOYEE BENEFIT PLANS

In DESC’s Consolidated Statements of Comprehensive Income, the service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense with the non-service cost components reflected in other income (expense). Components of net periodic benefit cost (credit) recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30,	2025	2024	2025	2024
Service cost	$2	$2	$—	$—
Interest cost	8	8	2	2
Expected return on assets	(10)	(9)	—	—
Amortization of prior service (credit) cost	1	—	—	—
Amortization of actuarial losses	1	2	(1)	(1)
Net periodic benefit cost	$2	$3	$1	$1
Nine Months Ended September 30,
Service cost	$6	$6	$—	$1
Interest cost	25	24	6	6
Expected return on assets	(31)	(28)	—	—
Amortization of prior service (credit) cost	1	—	—	—
Amortization of actuarial losses	4	6	(3)	(3)
Net periodic benefit cost	$5	$8	$3	$4

DESC made $1 million and $2 million of contributions to its qualified pension plan during the three and nine months ended September 30, 2025, respectively, and $6 million and $7 million of contributions to its qualified pension plan during the three and nine months ended September 30, 2024, respectively. DESC expects to make $3 million of minimum required contributions to its qualified defined benefit pension plans in 2025 and expects to receive reimbursement for such contributions from Santee Cooper. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

10. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, DESC is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions or involve significant factual issues that need to be resolved, such that it is not possible for DESC to estimate a range of possible loss. For such matters that DESC cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that DESC is able to estimate a range of possible loss. For legal proceedings and governmental examinations that DESC is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. DESC maintains various insurance programs, including general liability insurance coverage which provides coverage for personal injury or wrongful death cases. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent DESC’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on DESC’s financial position, liquidity or results of operations. During both the three and nine months ended September 30, 2025, DESC recorded less than $1 million of charges in aggregate for various personal injury or wrongful death cases. During the nine months ended September 30, 2024, DESC recorded $11 million of charges in aggregate for various personal injury or wrongful death cases. DESC’s Consolidated Balance Sheets at September 30, 2025 and December 31, 2024 include $19 million and $10 million, respectively, of insurance receivables and $3 million and $7 million of reserves, respectively, primarily related to personal injury or wrongful death cases.

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

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the ELG Rule. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the final ELG Rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the final ELG Rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extended the latest dates for compliance with individual facilities’ compliance dates that would vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. In May 2024, the EPA released a final rule revising the 2015 and 2020 Effluent Limitations Guidelines, establishing more stringent standards for wastewater discharges for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range to 2029, except in certain circumstances when a facility will be retired by 2034. DESC expects to complete wastewater treatment technology retrofits and modifications at the Williams generating station, with a similar project at the Wateree generation station under evaluation, to meet the requirements with the existing regulatory framework in South Carolina providing rate recovery mechanisms for costs of the projects. As discussed below, DESC recorded adjustments to its AROs in 2024 in connection with the expected compliance costs associated with the EPA’s May 2024 final rule concerning CCR. DESC expects that such AROs would satisfy any AROs that would have otherwise been necessary for compliance with the EPA’s May 2024 Effluent Limitations Guidelines. DESC is currently unable to estimate what costs, if any, may be required in addition to the project for the Williams generating station, a potential project at the Wateree generating station and the recorded AROs to meet the requirements to operate certain facilities past 2034. However, DESC expects that while such costs for facility improvements, if required, could be material to its financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDES or the EPA. In the fourth quarter of 2023, DESC completed the majority of remediation activities at one site. DESC anticipates the remaining activities at that site will be completed in 2025 at an estimated cost of less than $1 million, after which the site will continue to incur ongoing maintenance and monitoring obligations. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and as of September 30, 2025, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $32 million and are included in regulatory assets.

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

Surety Bonds

At September 30, 2025, DESC had purchased $24 million of surety bonds. Under the terms of surety bonds, DESC is obligated to indemnify the respective surety bond company for any amounts paid.

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

In the nine months ended September 30, 2025, DESC reported an insignificant amount of specific items in the Corporate and Other segment. In the nine months ended September 30, 2024, DESC reported after-tax net loss of $48 million in the Corporate and Other segment, including $48 million of after-tax net loss for specific items all of which was attributable to its operating segment.

The net loss for specific items attributable to DESC’s operating segment in 2024 primarily related to a $58 million ($44 million after-tax) charge in connection with the electric base rate case.

The following tables present segment information pertaining to DESC’s operations:

Three Months Ended September 30,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions)
2025
Operating Revenue	$923	$—	$923
Fuel used in electric generation(1)	172	—	172
Purchased power(1)	36	—	36
Gas purchased for resale(1)	44	—	44
Other operations and maintenance(1)	165	—	165
Depreciation and amortization(1)	142	—	142
Other taxes(1)	78	—	78
Total Operating Expenses	637	—	637
Other income (expense), net(2)	3	—	3
Interest charges, net of AFUDC(1)	69	—	69
Income tax expense (benefit)(1)	53	(4)	49
Comprehensive Income Attributable to Noncontrolling Interest(2)	6	—	6
Comprehensive Income Available to Common Shareholder	$161	$4	$165
Total assets (billions)	$17.5	$—	$17.5
2024
Operating Revenue	$851	$—	$851
Fuel used in electric generation(1)	170	—	170
Purchased power(1)	18	—	18
Gas purchased for resale(1)	50	—	50
Other operations and maintenance(1)(3)	162	57	219
Depreciation and amortization(1)	136	—	136
Other taxes(1)	78	—	78
Total Operating Expenses	614	57	671
Other income (expense), net(2)	—	(3)	(3)
Interest charges, net of AFUDC(1)	69	—	69
Income tax expense (benefit)(1)	21	(18)	3
Comprehensive Income Attributable to Noncontrolling Interest(2)	5	—	5
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	$142	$(42)	$100
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to DESC’s CODM.
(2)
Items designated are other segment items for each reportable segment.
(3)
Includes impairment of assets and other charges.

Nine Months Ended September 30,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions)
2025
Operating Revenue	$2,741	$—	$2,741
Fuel used in electric generation(1)	531	—	531
Purchased power(1)	95	—	95
Gas purchased for resale(1)	219	—	219
Other operations and maintenance(1)	506	—	506
Depreciation and amortization(1)	424	—	424
Other taxes(1)	237	—	237
Total Operating Expenses	2,012	—	2,012
Other income (expense), net(2)	9	—	9
Interest charges, net of AFUDC(1)	210	—	210
Income tax expense(1)	100	—	100
Comprehensive Income Attributable to Noncontrolling Interest(2)	20	—	20
Comprehensive Income Available to Common Shareholder	$408	$—	$408
Capital expenditures	$832	$—	$832
Total assets (billions)	17.5	—	17.5
2024
Operating Revenue	$2,357	$—	$2,357
Fuel used in electric generation(1)	450	—	450
Purchased power(1)	50	—	50
Gas purchased for resale(1)	175	—	175
Other operations and maintenance(1)(3)	493	61	554
Depreciation and amortization(1)	408	—	408
Other taxes(1)	232	—	232
Total Operating Expenses	1,808	61	1,869
Other income (expense), net(2)	2	(3)	(1)
Interest charges, net of AFUDC(1)	203	—	203
Income tax expense (benefit)(1)	52	(16)	36
Comprehensive Income Attributable to Noncontrolling Interest(2)	17	—	17
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	$279	$(48)	$231
Capital expenditures	$767	$—	$767
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2025	2024	2025	2024
Direct and allocated costs from DES(1)	$60	$56	$180	$166
Operating Revenues - Electric from sales to affiliate	2	2	5	5
Operating Revenues - Gas from sales to affiliate	—	—	1	1
Operating Expenses - Other taxes from affiliate	2	1	7	6
Purchases of electricity from solar affiliates	5	4	11	8

(1)
Includes capitalized expenditures of $18 million and $14 million for the three months ended September 30, 2025 and 2024, respectively, and $56 million and $41 million for the nine months ended September 30, 2025 and 2024, respectively.

(millions)	September 30, 2025	December 31, 2024
Payable to DES	$19	$19
Payable to SCANA	7	7
Derivative assets with affiliates(1)	43	48

(1)
Includes amounts recorded in current derivative assets of $5 million and $4 million as of September 30, 2025 and December 31, 2024, respectively, and amounts recorded in noncurrent derivative assets of $38 million and $44 million as of September 30, 2025 and December 31, 2024, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2025	2024	2025	2024
Other income	$6	$2	$13	$5
Gain (loss) on sales of assets	(1)	—	—	2
Other expense	(2)	(8)	(5)	(17)
Allowance for equity funds used during construction	—	3	1	9
Other income (expense), net	$3	$(3)	$9	$(1)

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

Results of Operations

Presented below is a summary of DESC’s results:

	Third Quarter			Year-To-Date
(millions)	2025	2024	$ Change	2025	2024	$ Change
Net income	$171	$105	$66	$428	$248	$180

Overview

Third Quarter 2025 vs. 2024

Net income increased 63%, primarily due to an increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case and the absence of a charge in connection with the 2024 electric base rate case.

Year-To-Date 2025 vs. 2024

Net income increased 73%, primarily due to an increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case and the absence of a charge in connection with the 2024 electric base rate case.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Third Quarter			Year-To-Date
(millions)	2025	2024	$ Change	2025	2024	$ Change
Operating revenues	$923	$851	$72	$2,741	$2,357	$384
Fuel used in electric generation	172	170	2	531	450	81
Purchased power	36	18	18	95	50	45
Gas purchased for resale	44	50	(6)	219	175	44
Other operations and maintenance	165	163	2	506	494	12
Impairment of assets and other charges	—	56	(56)	—	60	(60)
Depreciation and amortization	142	136	6	424	408	16
Other taxes	78	78	—	237	232	5
Other income (expense), net	3	(3)	6	9	(1)	10
Interest charges	69	69	—	210	203	7
Income tax expense	49	3	46	100	36	64

An analysis of DESC’s results of operations follows:

Third Quarter 2025 vs. 2024

Operating revenues increased 8%, primarily reflecting:

•
A $45 million increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case;
•
A $12 million net increase in fuel-related revenue primarily as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($18 million), partially offset by a decrease in commodity costs associated with sales to gas utility customers ($6 million);
•
A $7 million increase due to the absence of one-time credits to customers associated with the 2024 electric base rate case;
•
A $6 million increase in sales to electric utility customers associated with economic and other usage factors; and
•
A $5 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $14 million decrease in sales to electric utility retail customers, primarily due to a decrease in cooling degree days.

Fuel used in electric generation increased 1%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Purchased power increased $18 million, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale decreased 12%, primarily due to a decrease in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Impairment of assets and other charges decreased $56 million, primarily due to the absence of a charge in connection with the 2024 electric base rate case primarily to write down certain materials and supplies inventory.

Income tax expense increased $46 million, primarily due to higher pre-tax income ($28 million) and the absence of a benefit associated with resolution of an uncertain tax position ($14 million).

Year-To-Date 2025 vs. 2024

Operating revenues increased 16%, primarily reflecting:

•
A $169 million increase in fuel-related revenue primarily as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($125 million) and gas utility customers ($44 million);
•
A $150 million increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case;
•
A $12 million increase from electric utility customers who previously elected to pay market based or other negotiated rates;
•
A $15 million increase in sales to electric utility customers associated with economic and other usage factors;
•
A $9 million net increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season ($26 million), partially offset by a decrease in cooling degree days during the cooling season ($17 million);
•
A $9 million increase in sales to electric utility retail customers associated with growth;
•
An $8 million increase associated with increased infrastructure cost recovery under the Natural Gas Rate Stabilization Act; and
•
A $7 million increase due to the absence of one-time credits to customers associated with the 2024 electric base rate case.

These increases were partially offset by:

•
An $11 million decrease in sales to electric retail customers from the capital cost rider.

Fuel used in electric generation increased 18%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Purchased power increased 90%, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 25%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 2%, primarily due to an increase in salaries, wages and benefits and administrative expenses ($20 million), partially offset by a decrease in charges associated with various personal injury or wrongful death litigation cases ($10 million).

Impairment of assets and other charges decreased $60 million, primarily due to the absence of a charge in connection with the 2024 electric base rate case primarily to write down certain materials and supplies inventory.

Other income, net increased $10 million, primarily due to lower non-service costs related to pension and other postretirement benefits ($6 million) and an increase in interest income ($5 million), partially offset by lower equity AFUDC ($8 million).

Income tax expense increased $64 million, primarily due to higher pre-tax income.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on October 31, 2025, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Gary G. Ratliff, Jr.
Date: October 31, 2025		Gary G. Ratliff, Jr.
Vice President, Controller and Chief Accounting Officer