Form 10-K
period 2025-12-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2026-02-23
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

At February 16, 2026, Dominion Energy South Carolina, Inc. had 40,296,147 shares of common stock outstanding, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
BTA	Best technology available
bcf	Billion cubic feet
CAA	Clean Air Act
Canadys Station	A proposed 2.2 GW advanced class combined cycle natural gas-fired power station in Colleton County, South Carolina, to be jointly owned by DESC and Santee Cooper
CCR	Coal combustion residual
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
CODM	Chief Operating Decision Maker
Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 75 degrees Fahrenheit, calculated as the difference between 75 degrees and the average temperature for that day
CPCN	Certificate of Public Convenience and Necessity
CUA	Capacity Use Area
CWA	Clean Water Act
DES	Dominion Energy Services, Inc.
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

EPA	U.S. Environmental Protection Agency
EPACT	Energy Policy Act of 2005
ERISA	Employment Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
GW	Gigawatt
Heating degree days	Units measuring the extent to which the average daily temperature is less than 60 degrees Fahrenheit, calculated as the difference between 60 degrees and the average temperature for that day

Abbreviation or Acronym	Definition
IRA	An Act to Provide for Reconciliation Pursuant to Title II of Senate Concurrent Resolution 14 of the 117th Congress (also known as the Inflation Reduction Act of 2022) enacted on August 16, 2022
IRS	Internal Revenue Service
kV	Kilovolt
LNG	Liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
MW	Megawatt
MWh	Megawatt hour
Natural Gas Rate Stabilization Act	Legislation effective February 2005 designed to improved and maintain natural gas service infrastructure to meet the needs of customers in South Carolina
NAV	Net asset value
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
OBBBA	An Act to Provide for Reconciliation Pursuant to Title II of House Concurrent Resolution 14 of the 119th Congress (also known as the One Big Beautiful Bill Act) enacted on July 4, 2025
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased gas adjustment
PHMSA	U.S. Pipeline Hazardous Materials Safety Administration
Price-Anderson	Price-Anderson Amendments Act of 1988
PSD	Prevention of significant deterioration
Questar Gas	Questar Gas Company (a subsidiary of Enbridge effective May 2024)
ROE	Return on equity
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDES	South Carolina Department of Environmental Services
SCDOR	South Carolina Department of Revenue
SCESA	South Carolina Energy Security Act
Scope 1 emissions	Emissions that are produced directly by an entity’s own operations
Scope 2 emissions	Emissions from electricity a company consumes but does not generate from its own facilities
Scope 3 emissions	Emissions generated downstream of company operations by customers and upstream by suppliers
SEC	U.S. Securities and Exchange Commission
SEEM	Southeast Energy Exchange Market
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Summer	V.C. Summer nuclear power station
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
VIE	Variable interest entity
Virginia Power

The legal entity, Virginia Electric and Power Company, a wholly-owned subsidiary of Dominion Energy, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

Westinghouse	Westinghouse Electric Company LLC
WNA	Weather normalization adjustment

Part I

Item 1. Business

General

DESC, a public utility headquartered in Cayce, South Carolina, is a South Carolina corporation organized in 1924. DESC is a wholly-owned subsidiary of SCANA, which is a wholly-owned subsidiary of Dominion Energy. DESC conducts business under the name “Dominion Energy South Carolina.” At December 31, 2025, DESC had approximately 2,400 employees, of which approximately 740 were subject to collective bargaining agreements.

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

Competition

There is no competition for electric distribution or generation service within DESC’s retail electric service territory in South Carolina and no such competition is currently permitted. However, competition from third-party owners for development, construction and ownership of certain transmission facilities in DESC’s service territory is permitted pursuant to Order 1000, subject to state and local siting and permitting approvals. This could result in additional competition to build and own transmission infrastructure in DESC’s service area in the future and could allow DESC to seek opportunities to build and own facilities in other service territories.

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

Regulation

DESC’s electric distribution service, including the rates it may charge to jurisdictional customers, is subject to regulation by the South Carolina Commission. DESC’s electric generation operations are subject to regulation by the South Carolina Commission, FERC, NRC, EPA, DOE, U.S. Army Corps of Engineers and other federal, state and local authorities. DESC’s electric transmission service is primarily regulated by FERC and DOE. DESC’s gas distribution operations are subject to regulation by the South Carolina Commission, PHMSA, the U.S. Department of Transportation and ORS, which enforce federal and state pipeline safety requirements in its service territories. See Notes 3 and 12 to the Consolidated Financial Statements for additional information.

Electric Regulation in South Carolina

DESC’s retail electric base rates in South Carolina are regulated on a cost-of-service/rate-of-return basis subject to South Carolina statutes and the rules and procedures of the South Carolina Commission. South Carolina base rates are set by a process that allows DESC to recover its operating costs and an ROIC. If retail electric earnings exceed the authorized ROE established by the South Carolina Commission, retail electric rates may be subject to review and possible reduction, which may decrease DESC’s future earnings. Additionally, if the South Carolina Commission does not allow recovery of costs incurred in providing service on a timely basis, DESC’s future earnings could be negatively impacted.

In May 2025, the Governor of South Carolina signed into law the SCESA, which establishes a rate stabilization mechanism whereby an electric utility, including DESC, may elect to request South Carolina Commission approval to adjust its base rates up or down annually when changes in the utility’s investments, revenues and expenses cause its earned ROE to be more than 50 basis points below or above the ROE approved by the South Carolina Commission in the utility’s latest general rate case. Electric utilities electing rate stabilization would be required to file a general rate case every five years. In addition, any new electric generating facility of more than 250 MW, once completed, would be required to undergo a separate prudency review by the South Carolina Commission before any construction or operating costs related to such facility could be included in the rate stabilization process.

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

EPACT included provisions to create an Electric Reliability Organization, which is required to promulgate mandatory reliability standards governing the operation of the bulk power system in the U.S. FERC has certified NERC as the Electric Reliability Organization and also issued an initial order approving many reliability standards that went into effect in 2007. Entities that violate standards will be subject to fines of up to $1.6 million per day, per violation and can also be assessed non-monetary penalties, depending upon the nature and severity of the violation.

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

In March 2025, FERC affirmed its acceptance of the agreement governing SEEM, which sets forth the framework and rules for establishing and maintaining a voluntary electronic trading platform designed to enhance the existing bilateral market in the Southeast utilizing zero-charge transmission service. That transmission service, in turn, is voluntarily provided by participating transmission service providers, including DESC.

Where You Can Find More Information

DESC files its annual, quarterly and current reports and other information with the SEC. Its SEC filings are available to the public over the Internet at the SEC’s website at https://www.sec.gov.

DESC makes its SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, available, free of charge through Dominion Energy’s website, https://www.dominionenergy.com, as soon as reasonably practicable after filing or furnishing the material to the SEC. Information contained on Dominion Energy’s website is not incorporated by reference in this report.

Item 1A. Risk Factors

DESC’s business is influenced by many factors that are difficult to predict, involve risks and uncertainties that may materially affect actual results and are often beyond its control. A number of these risks and uncertainties are identified below. There may be other factors, either not presently known or currently believed not to be material, that may cause actual results to differ materially from those indicated in this report. For additional information concerning any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Item 7. MD&A.

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

DESC’s retail electric base rates for services to customers in South Carolina are regulated on a cost-of-service/rate-of-return basis subject to South Carolina statutes and the rules and procedures of the South Carolina Commission. South Carolina base rates are set by a process that allows DESC to recover its operating costs and return on invested capital. If retail electric earnings exceed the returns established by the South Carolina Commission, retail electric rates may be subject to review and possible reduction by the South Carolina Commission, which may decrease DESC’s future earnings. If the South Carolina Commission does not allow recovery through base rates, on a timely basis, of costs incurred in providing service, DESC’s financial condition, results of operations and/or cash flows could be negatively impacted.

Under certain circumstances, the South Carolina Commission may impose a moratorium on increases to retail base rates for a specified period of time, which could delay recovery of costs incurred in providing service. Additionally, governmental officials, stakeholders and advocacy groups may challenge the regulatory reviews or proceedings referred to above. Such challenges may result in changes to the regulatory framework under which DESC currently operates and/or lengthen the time, complexity and costs associated with such regulatory reviews or proceedings.

DESC is subject to complex governmental regulation, including tax regulation, that could adversely affect its results of operations and subject DESC to monetary penalties. DESC’s operations are subject to extensive federal, state and local laws and regulations and require numerous permits, approvals and certificates from various governmental agencies. Such laws and regulations govern the terms and conditions of the services it offers, its relationships with affiliates, protection of its critical electric infrastructure assets, mandatory reliability standards and interaction in the wholesale markets and pipeline safety, among other matters. These operations are also subject to legislation and associated regulation governing taxation at the federal, state and local level. DESC must also comply with environmental legislation and associated regulations. Some such legislation and regulation have not yet been finalized and changes in either interpretation or final laws or regulations could have a negative impact on DESC. Management believes that the necessary approvals have been obtained for existing operations and that DESC’s business is conducted in accordance with applicable laws. DESC’s business is subject to regulatory regimes which could result in substantial monetary penalties if DESC is found not to be in compliance. New laws or regulations, the revision or reinterpretation of existing laws or regulations, the imposition of new tariffs or changes to existing tariffs, changes in enforcement practices of regulators or penalties imposed for non-compliance with existing laws or regulations may result in substantial additional expense. Adverse developments in tax laws, credits or other incentives including changes in legislation, administrative interpretations or judicial determinations could result in modifications to business models or otherwise negatively affect DESC’s financial condition, results of operations and/or cash flows. Recent legislative and regulatory changes that are impacting or could impact DESC include the IRA, the 2017 Tax Reform Act and the OBBBA.

DESC has been and may continue to be or become subject to legal proceedings and governmental investigations and examinations. DESC may from time to time be subject to various legal proceedings and governmental investigations and examinations. For example, DESC was subject to numerous federal and state legal proceedings and governmental investigations relating to the decision of SCANA and DESC to abandon construction at the NND Project. DESC spent substantial amounts of time and money defending these lawsuits and proceedings and on related investigations. In addition, juries have demonstrated a willingness to grant large awards in certain cases, including personal injury claims. Accordingly, actual costs incurred may differ from insured or reserved amounts and may not be recoverable, in whole or in part, by insurance or in rates from customers. The outcome of these legal proceedings, investigations and examinations, including settlements, may adversely affect DESC’s financial condition, results of operation and/or cash flows.

Environmental Risks

DESC’s operations and construction activities are subject to a number of environmental laws and regulations which impose significant compliance costs. DESC’s operations and construction activities are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety. Compliance with these legal requirements requires DESC to commit significant capital toward permitting, emission fees, environmental monitoring, installation and operation of environmental control equipment and purchase of allowances and/or offsets. Additionally, DESC could be responsible for expenses relating to remediation and containment obligations, including at sites where it has been identified by a regulatory agency as a potentially responsible party. Expenditures relating to environmental compliance have been significant in the past, and DESC expects that they will remain significant in the future. As a result of these requirements, certain facilities may become uneconomical to operate and may need to be shut down, converted to new fuel types or sold.

DESC expects that existing environmental laws and regulations may be revised and/or new laws may be adopted including regulation of GHG emissions which could have an adverse impact on its business. Risks relating to regulation of GHG emissions from existing fossil fuel-fired electric generating units are discussed in more detail below. In addition, further regulation of air quality and GHG emissions under the CAA have been imposed on the natural gas sector. DESC is also subject to federal water and waste regulations, including regulations concerning cooling water intake structures, coal combustion by-product handling and disposal practices, wastewater discharges from steam electric generating stations, management and disposal of hydraulic fracturing fluids and the potential further regulation of polychlorinated biphenyls.

Compliance costs cannot be estimated with certainty due to the inability to predict the requirements and timing of implementation of any new or changing environmental rules or regulations. Other factors which affect the ability to predict future environmental expenditures with certainty include the difficulty in estimating clean-up costs and quantifying liabilities under environmental laws that impose joint and several liabilities on all responsible parties. However, such expenditures, if significant, could make DESC’s facilities uneconomical to operate, result in the impairment of assets or otherwise adversely affect DESC’s financial condition, results of operations and/or cash flows.

Compliance with federal and/or state requirements imposing limitations on GHG emissions or efficiency improvements, as well as Dominion Energy’s commitment to achieve net zero carbon and methane emissions by 2050, may result in significant compliance costs, could result in certain of DESC’s electric generation units or natural gas facilities being uneconomical to maintain or operate and may depend upon technological advancements which may be beyond DESC’s control. Dominion Energy is working to achieve net zero carbon and methane Scope 1 and Scope 2 emissions and material categories of Scope 3 emissions by 2050. To help Dominion Energy meet this commitment, DESC may need to construct new electric generation facilities, including renewable facilities such as solar and has obtained an extension of the operating license for Summer. DESC will also need to depend on technological improvements not currently in commercial development. Additionally, actions taken in furtherance of Dominion Energy’s net zero commitment may impact existing generation facilities, including as a result of fuel switching and/or the retirement of high-emitting generation facilities and their potential replacement with lower-emitting generation facilities. Further, the ability to realize this commitment may require DESC to be able to obtain significant financing. The federal government or South Carolina may also enact legislation or regulations relating to climate change matters such as the reduction of GHG emissions and renewable energy portfolio standards, similar to the Virginia Clean Economy Act of March 2020.

There are also potential negative impacts on DESC’s natural gas businesses from Dominion Energy’s net zero emissions commitment as well as federal or state GHG regulations which may require GHG emission reductions from the natural gas sector which, in addition to resulting in increased costs, could affect demand for natural gas. Additionally, GHG requirements could result in increased energy conservation and adoption of renewable products, which could impact the natural gas businesses.

These efforts will require regulatory approvals for the siting and construction of such new facilities and a determination by the South Carolina Commission that costs related to the construction are prudent. Given these and other uncertainties associated with the implementation of Dominion Energy’s net zero commitment, DESC cannot estimate the aggregate effect of future actions taken in furtherance of this commitment on its results of operations or financial condition or on its customers. However, such actions could render additional existing generation facilities uneconomical to operate, result in the impairment of assets or otherwise adversely affect DESC’s financial condition, results of operations and/or cash flows.

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

Further, while DESC believes that it operates its ash ponds and landfills in compliance with applicable state safety regulations, a release of coal ash with a significant environmental impact could result in significant remediation costs, civil and/or criminal penalties, claims, litigation, increased regulation and compliance costs, and reputational damage, and could impact the financial condition of DESC.

Construction Risks

DESC’s infrastructure build and expansion plans often require regulatory approval, including environmental permits, before commencing construction and completing projects. DESC may not complete facility construction, conversion or other infrastructure projects that it commences, or it may complete projects on materially different terms, costs or timing than initially estimated or anticipated, and it may not be able to achieve the intended benefits of any such project, if completed. DESC may consider additional projects necessary to meet projected demand growth in its service territory, including from data centers. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies, and such approvals could include mitigation costs. Projects may not be able to be completed on time or in accordance with estimated costs as a result of weather conditions, need for new land and right of ways, delays in obtaining or failure to obtain or maintain regulatory approvals, changes in our laws or regulations, delays in obtaining key materials, availability of critical components, labor difficulties, difficulties with partners or potential partners, concerns raised during stakeholder engagement, a decline in the credit strength of counterparties or vendors, inflation, the impact of applicable tariffs or other factors beyond DESC’s control. Construction projects necessary to maintain reliability and meet increasing demand may include the construction of dispatchable natural gas generation facilities which may be subject to additional challenges raised by advocacy groups which could adversely impact the timely receipt and maintenance of regulatory approvals. Even if facility construction, electric transmission line, conversion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of DESC following completion of the projects may not meet expectations. If these infrastructure projects are not completed, are delayed or are subject to unanticipated costs, certain costs may not be approved for recovery or otherwise be recoverable through regulatory mechanisms that may be available. Further, DESC could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss or reduction of tax credits and incentives, the inability to transfer related tax credits, or delayed or diminished returns, and could be required to write off all or a portion of their investment in such projects.

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

Hostile cyber intrusions could severely impair DESC’s operations, lead to the disclosure of confidential information, damage the reputation of DESC and otherwise have an adverse effect on DESC’s business. DESC owns assets deemed as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run DESC’s facilities are not completely isolated from external networks. In addition, DESC’s operations utilize third-party vendors, which may also be subject to cyber security intrusions. There appears to be an increasing level of activity, sophistication and maturity of threat actors, in particular nation state actors, that wish to disrupt the U.S. bulk power system and the U.S. gas transmission or distribution system. Such parties could view DESC’s computer systems, software or networks as attractive targets for cyber attack. For example, malware has been designed to target software that runs the nation’s critical infrastructure such as power transmission grids and gas pipelines. Emerging technologies, such as advanced forms of automation and artificial intelligence, which are subject to limited government oversight and regulations and evolve rapidly, may result in an increase in the frequency and sophistication of cyber attacks. DESC’s business also requires that it and its vendors collect and maintain sensitive customer data, as well as confidential employee information, which is subject to electronic theft or loss.

A successful cyber attack through third-party or insider action on the systems that control DESC’s electric generation and electric or gas transmission or distribution assets could severely disrupt business operations, preventing DESC from serving customers or collecting revenues. The breach of certain business systems could affect DESC’s ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to DESC’s reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data at DESC or one of its vendors could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. If a significant breach were to occur, the reputation of DESC also could be adversely affected. While DESC maintains property and casualty insurance, along with other contractual provisions, that may cover certain damage caused by potential cyber incidents, all damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. For these reasons, a significant cyber incident could adversely affect DESC’s business, financial condition, results of operations and/or cash flows.

DESC’s financial results can be adversely affected by various factors driving supply and demand for electricity and gas and related services. Demand for DESC’s services can be driven by changing populations within its service territory, significant new commercial or industrial customers or other changes in consumer habits. For example, data centers in Virginia have been a source of significant increase in demand which is expected to continue over the next decade. DESC could experience similar increases in demand if similar events were to occur in its service territory. Technological advances may enhance energy efficiency in end-use devices, including lighting, furnaces and electric heat pumps and could lead to declines in per capita energy consumption. Additionally, regulatory and/or legislative bodies could introduce requirements and/or incentives to reduce energy consumption. Likewise, certain regulatory and legislative bodies have introduced or are considering actions which could limit the use or installation of new natural gas appliances. Consumer demand for DESC’s services may also be impacted by any price increases, including those driven from factors beyond its control such as inflation or increased prices in natural gas.  Further, DESC’s business model is premised upon the cost efficiency of the production, transmission and distribution of large-scale centralized utility generation. However, advances in distributed generation technologies, such as solar cells, gas microturbines, battery storage and fuel cells, may make these alternative generation methods competitive with large-scale utility generation, and change how customers acquire or use DESC’s services. The widescale implementation of alternative generation methods could negatively impact the reliability of DESC’s electric grid and/or result in significant costs to enhance the grid.  DESC has an exclusive franchise to serve retail electric customers in its South Carolina service territory. If regulatory conditions change, DESC’s exclusive franchise may erode.

Increased energy demand or significant accelerated growth in demand due to new data centers, expanded use of artificial intelligence, widespread adoption of electric vehicles or other customer changes could require enhancements to DESC’s infrastructure. As discussed above, the ability of DESC to construct new facilities is dependent upon factors outside of its control, including obtaining and maintaining regulatory approvals, environmental and other permits. Any delays in, or inability to complete, construction or integration of new facilities or expand and/or renew existing facilities could have an adverse effect on DESC’s financial results.  In addition, purchased power may be from generation sources which emit more emissions than DESC’s facilities, which could negatively impact Dominion Energy’s ability to meet its commitment to net zero emissions. Alternatively, reduced energy demand or significantly slowed growth in demand due to customer adoption of energy efficient technology, conservation, distributed generation, regional economic conditions or the impact of additional compliance obligations, unless substantially offset through regulatory cost allocations, could adversely impact the value of DESC’s business activities.

DESC’s operations are subject to operational hazards, equipment failures, supply chain disruptions and personnel issues which could negatively affect DESC. Operation of DESC’s facilities involves risk, including the risk of potential breakdown or failure of equipment or processes due to aging infrastructure, fuel supply, pipeline integrity or transportation disruptions, accidents, labor disputes or work stoppages by employees, acts of terrorism or sabotage, construction delays or cost overruns, shortages of or delays in obtaining equipment, material and labor, operational restrictions resulting from environmental limitations and governmental policies or interventions, changes to the environment and performance below expected levels. DESC’s business is dependent upon sophisticated information technology systems and network infrastructure, some of which are provided by third-party vendors under service contracts, the failure of which could prevent them from accomplishing critical business functions. Because DESC’s transmission facilities, pipelines and other facilities are interconnected with those of third parties, the operation of its facilities and pipelines could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.

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

DESC may be materially adversely affected by negative publicity or the inability of Dominion Energy to meet its stated commitments. From time to time, political and public sentiment may result in a significant amount of adverse press coverage and other adverse public statements affecting DESC. Public sentiment may be affected by certain events outside of DESC’s control, such as outages caused by severe weather events or increases in approved rates to recover higher than anticipated market rates for fuel used in electric generation. Additionally, any failure by Dominion Energy to realize its commitments to achieve net zero carbon and methane emissions by 2050, enhance the customer experience or other long-term goals could lead to adverse press coverage and other adverse public statements affecting DESC. The ability to comply with some or all of Dominion Energy’s voluntary commitments may be outside of DESC’s control. For example, the ability to reduce emissions while meeting Dominion Energy’s increasing demand growth is expected to be dependent on the technological and economic feasibility of large-scale battery storage, carbon capture and storage, small modular reactors, hydrogen and/or other clean energy technologies. Dominion Energy is also dependent on the actions of third parties to meet its commitment regarding Scope 2 emissions and Scope 3 emissions. If downstream customers or upstream suppliers do not sufficiently reduce their GHG emissions, Dominion Energy may not achieve its net zero emissions commitment. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims as well as adverse outcomes.

Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of DESC, on the morale and performance of its employees and on its relationships with its regulators, customers and commercial counterparties. It may also have a negative impact on DESC’s ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have an adverse effect on DESC’s business, financial condition, results of operations and/or cash flows.

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

Instability in financial markets as a result of terrorism, war, intentional acts, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and/or increase the cost or limit the availability of insurance or adversely impact DESC’s ability to access capital on acceptable terms, or at all.

Failure to attract and retain key executive officers and an appropriately qualified workforce could have an adverse effect on DESC’s operations. DESC’s business strategy is dependent on its ability to recruit, retain and motivate employees. DESC’s key executive officers include the CEO, CFO and president and those responsible for financial, operational, legal, regulatory, accounting, tax, information technology and cybersecurity functions. Competition for skilled management employees in these areas of DESC’s business operations is high. Certain events, such as an aging workforce, mismatch of skill set or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the length of time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or future availability and cost of contract labor may adversely affect the ability to manage and operate DESC’s business. In addition, certain specialized knowledge is required of DESC’s technical employees for construction and operation of transmission, generation and distribution assets. An inability to attract and retain these employees could adversely affect DESC’s business and future operating results.

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

DESC’s nuclear facility is also subject to complex government regulation which could negatively impact its financial condition, results of operations and/or cash flows. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generating facilities. In the event of noncompliance, the NRC has the authority to impose fines, set license conditions, shut down a nuclear unit, or take some combination of these actions, depending on its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could require DESC to make substantial expenditures at its nuclear plant. In addition, although DESC has no reason to anticipate a serious nuclear incident at its plant, if an incident did occur, it could materially and adversely affect its results of operations and/or financial condition. A major incident at a nuclear facility anywhere in the world, such as the nuclear events in Japan in 2011, could cause the NRC to adopt increased safety regulations or otherwise limit or restrict the operation or licensing of domestic nuclear units.

Financial, Economic and Market Risks

Changing rating agency requirements could negatively affect DESC’s growth and business strategy. In order to maintain appropriate credit ratings to obtain needed credit at a reasonable cost in light of existing or future rating agency requirements, DESC may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings. A reduction in DESC’s credit ratings, including due to a change in rating methodologies, could result in an increase in borrowing costs, loss of access to certain markets, or both, thus adversely affecting operating results and could require DESC to post additional collateral in connection with some of its price risk management activities.

An inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on DESC’s operations and ability to generate cash flow. DESC is dependent in part on certain financing arrangements with Dominion Energy for borrowings necessary to meet its working capital and other financial needs. If Dominion Energy’s funding resources were to become unavailable to Dominion Energy, DESC’s access to funding could also be in jeopardy. In the future, an inability to obtain additional financing from other sources on acceptable terms could negatively affect its financial condition, cash flows, anticipated financial results or impair its ability to generate additional cash flows. The ability to obtain bank financing or to access the capital markets for future debt offerings may be limited by the financial condition of DESC at the time of any such financing or offering or other debt agreements in place at the time, adverse market conditions or other contingencies and uncertainties that are beyond its control.

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

If the decommissioning trust fund and benefit plan assets are negatively impacted by market fluctuations or other factors, DESC’s financial condition, results of operations and/or cash flows could be negatively affected.

The use of derivative instruments could result in financial losses and liquidity constraints. DESC may use derivative instruments, including futures, swaps, forwards and options, to manage financial market risks. The failure of a counterparty to over-the-counter derivative instruments to perform may prevent DESC from being able to mitigate such risks. In addition, derivative instruments may require posting cash for margin requirements.

The Commodity Exchange Act requires certain over-the-counter derivatives, or swaps, to be cleared through a derivatives clearing organization and, if the swap is subject to a clearing requirement, to be executed on a designated contract market or swap execution facility. Non-financial entities that use swaps to hedge or mitigate commercial risk, often referred to as end users, may elect the end-user exception to the Commodity Exchange Act’s clearing requirements. DESC has elected to exempt its swaps from the Commodity Exchange Act’s clearing requirements. If, as a result of changes to the rulemaking process, DESC’s derivative activities are not exempted from the clearing, exchange trading or margin requirements, DESC could be subject to higher costs due to decreased market liquidity or increased margin payments.

Exposure to counterparty performance may adversely affect DESC’s financial results of operations. DESC is exposed to credit risks of its counterparties and the risk that one or more counterparties may fail or delay the performance of their contractual obligations, including but not limited to payment for services. Counterparties could fail or delay the performance of their contractual obligations for a number of reasons, including the effect of regulations on their operations. Defaults or failure to perform by customers, suppliers, contractors, joint venture partners, financial institutions or other third parties may adversely affect DESC’s financial condition, results of operations and/or cash flows.

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

Dominion Energy’s current security posture and regulatory compliance efforts are intended to address the evolving and changing cyber threats. During the past three years, DESC has not experienced any cybersecurity incidents resulting in a material impact to its business strategy, results of operations or financial condition. DESC has identified the risk that a hostile cyber intrusion could severely impair DESC’s operations, lead to disclosure of confidential information, damage Dominion Energy’s reputation or otherwise have an adverse effect on DESC’s business as disclosed under the Operational Risks header within Item 1A. Risk Factors.

Governance

Dominion Energy’s Board of Directors, including its operations committee, provides oversight of risks from cybersecurity threats to all Dominion Energy operations, including DESC. Dominion Energy’s Board of Directors as well as its operations committee receive presentations and reports throughout the year on cybersecurity and information security risk from management, including Dominion Energy’s chief security officer, vice president of cybersecurity (CISO) and chief information officer. These presentations and reports address a broad range of topics, including Dominion Energy’s cyber risk management program, updates on recent cybersecurity threats and incidents across the industry, policies and practices, industry trends, threat environment and vulnerability assessments and specific and ongoing efforts to prevent, detect and respond to internal and external critical threats, including management’s hosting in 2025 of its fourth annual practical exercise with external federal, state and local incident response partners. In addition, Dominion Energy’s Board of Directors receives briefings from time to time from outside experts for an independent view on cybersecurity risks, including assessments by independent consulting firms and legal counsel of the Dominion Energy’s readiness and resilience.

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

The vice president of cybersecurity (CISO) has over 30 years of experience at Dominion Energy primarily in various roles within the information technology department, including information technology risk management, as well as cybersecurity. The vice president of cybersecurity (CISO) has been involved in designing and evolving Dominion Energy’s cyber risk management policies, practices and procedures. This individual has deep relationships with key external partners and is recognized within the industry and the U.S. as a leading cybersecurity expert.

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

The chief security officer, vice president of cybersecurity (CISO) and chief information officer are supported by the senior vice president of administrative services as well as Dominion Energy’s operations, compliance, legal, audit, corporate risk, supply chain, human resources and accounting departments in executing its cybersecurity program. In addition, the chief security officer and chief information officer provide periodic updates concerning recent developments affecting cybersecurity and privacy risk to Dominion Energy’s executive cyber risk council, which includes executive officers responsible for administrative services, corporate affairs, supply chain, corporate secretary and corporate risk along with legal counsel.

Dominion Energy maintains a robust, tested and regularly revised Cyber Security Incident Response Plan and a Vendor Compromise Response Plan. These plans detail roles, responsibilities, and actions to be taken in response to a detected event whether internal or associated with a third-party service provider. The plans provide clear direction for escalation of information to leadership, including Dominion Energy’s Board of Directors as appropriate, and drive collaboration amongst relevant members of management representing cybersecurity, information technology, operations, supply chain, legal and accounting departments. As necessary, the chief administrative and projects officer, CFO and chief legal officer will advise the CEO on any incidents which could potentially have a material effect on Dominion Energy’s business operations, results of operations or financial condition.

Item 2. Properties

DESC has approximately 3,800 miles and 19,400 miles of electric transmission and distribution lines, respectively, exclusive of service level lines, in South Carolina. The grants for most of DESC’s electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying property titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, DESC owns 454 substations.

DESC’s natural gas system includes approximately 20,000 miles of distribution mains and related service facilities, which are supported by approximately 400 miles of transmission pipeline.

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

The following table lists DESC’s generating units and capability at December 31, 2025.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Jasper (CC)(1)	Hardeeville, SC	902
Columbia Energy Center (CC)(1)	Gaston, SC	522
Urquhart (CC)(1)	Beech Island, SC	458
McMeekin	Irmo, SC	250
Hagood (CT)(1)	Charleston, SC	118
Urquhart Unit 3	Beech Island, SC	95
Urquhart (CT)(1)	Beech Island, SC	87
Parr (CT)(1)	Jenkinsville, SC	84
Bushy Park (CT)(1)	Goose Creek, SC	42
Total Gas		2,558		37%
Coal
Wateree	Eastover, SC	684
Williams	Goose Creek, SC	595
Cope(2)	Cope, SC	415
Total Coal		1,694		25
Hydro
Fairfield	Jenkinsville, SC	576
Saluda	Irmo, SC	190
Other	Various	18
Total Hydro		784		12
Nuclear
Summer	Jenkinsville, SC	644	(3)	9
		5,680
Power Purchase Agreements		1,187	(4)	17
Total Utility Generation		6,867		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)
Capable of burning fuel oil as a secondary source.
(2)
Capable of burning natural gas as a secondary source.
(3)
Excludes 33.3% undivided interest owned by Santee Cooper.
(4)
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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for DESC’s common stock, all of which is owned by SCANA. DESC may pay cash dividends in 2026 but is neither required to nor restricted, except as described in Note 5 to the Consolidated Financial Statements, from making such payments.

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

CONTENTS OF MD&A

MD&A consists of the following information:

•
Forward-Looking Statements
•
Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains statements concerning DESC’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by such words as “path”, “anticipate”, “believe”, “forecast”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “outlook”, “predict”, “project”, “should”, “strategy”, “continue”, “target”, “will”, “potential” or other similar words.

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
•
Domestic terrorism and other threats to DESC’s physical and intangible assets, as well as cybersecurity threats or incidents;
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

Additionally, other risks that may cause actual results to differ materially from predicted results are set forth in Item 1A. Risk Factors.

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

RESULTS OF OPERATIONS

Presented below is a summary of DESC’s results:

Year Ended December 31,	2025	$ Change	2024
(millions)
Net income	$534	$182	$352

Overview

2025 VS. 2024

Net income increased 52%, primarily due to an increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case and the absence of a charge in connection with the 2024 electric base rate case.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

Year Ended December 31,	2025	$ Change	2024
(millions)
Operating revenues	$3,582	$409	$3,173
Fuel used in electric generation	696	93	603
Purchased power	115	47	68
Gas purchased for resale	302	57	245
Other operations and maintenance	675	18	657
Impairment of assets and other charges	—	(60)	60
Depreciation and amortization	569	23	546
Other taxes	311	11	300
Other income (expense), net	17	18	(1)
Interest charges	273	(3)	276
Income tax expense	124	59	65

An analysis of DESC’s results of operations follows:

2025 VS. 2024

Operating revenue increased 13%, primarily reflecting:

•
A $194 million increase in fuel-related revenue primarily as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($137 million) and gas utility customers ($57 million);
•
A $150 million increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case;
•
A $22 million increase in sales to electric utility customers associated with economic and other usage factors;
•
A $14 million increase in sales to electric utility retail customers associated with growth;
•
A $14 million increase from electric utility customers who previously elected to pay market based or other negotiated rates;
•
A $12 million increase associated with increased infrastructure cost recovery under the Natural Gas Rate Stabilization Act;
•
A $7 million increase due to the absence of one-time credits to customers associated with the 2024 electric base rate case; and
•
A $3 million net increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season ($20 million), partially offset by a decrease in cooling degree days during the cooling season ($17 million).

These increases were partially offset by:

•
A $14 million decrease in sales to electric retail customers from the capital cost rider.

Fuel used in electric generation increased 15%, primarily due to increased fuel costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Purchased power increased 69%, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 23%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 3%, primarily due to an increase in salaries, wages and benefits and administrative expenses ($30 million) and an increase in materials and supplies expense ($6 million), partially offset by a decrease in charges associated with various personal injury or wrongful death litigation cases ($11 million) and a decrease in outside services ($6 million).

Impairment of assets and other charges decreased $60 million, primarily due to the absence of a charge in connection with the 2024 electric base rate case primarily to write down certain materials and supplies inventory.

Other income, net increased $18 million, primarily due to lower non-service costs related to pension and other postretirement benefits ($8 million) and an increase in interest income ($7 million).

Interest charges decreased 1%, primarily due to the absence of interest expense associated with the final settlement of a federal tax audit ($12 million), lower interest expense on intercompany borrowings ($8 million) and lower interest expense due to higher debt AFUDC ($7 million), partially offset by higher interest rates on long-term debt ($23 million).

Income tax expense increased 91%, primarily due to higher pre-tax income.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $89 million and $87 million in the fair value of DESC’s commodity-based derivative instruments at December 31, 2025 and 2024, respectively.

The impact of a change in energy commodity prices on DESC’s commodity-based derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled.

Interest Rate Risk

DESC manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for DESC, a hypothetical 10% increase in market interest rates would result in a $3 million and $6 million decrease in earnings at December 31, 2025 and 2024, respectively.

DESC also uses interest rate derivatives, including forward-starting swaps and interest rate swaps to manage interest rate risk. DESC had $71 million in aggregate notional amounts of these interest rate derivatives outstanding at both December 31, 2025 and 2024. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $2 million and $3 million in the fair value of DESC’s interest rate derivatives at December 31, 2025 and 2024, respectively.

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

DESC recognized net investment gains (including investment income) on nuclear decommissioning trust investments of $22 million and $21 million for the years ended December 31, 2025 and 2024, respectively.

DESC participates in the SCANA sponsored pension plan that holds investments in trusts to fund employee benefit payments. DESC’s pension plan assets experienced aggregate actual returns of $61 million and $50 million in 2025 and 2024, respectively, versus expected returns of $41 million and $37 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. A hypothetical 0.25% decrease in the assumed long-term rates of return on DESC’s plan assets would result in an increase in the following year’s net periodic cost of $2 million for both the years ending December 31, 2025 and 2024 for pension benefits.

Risk Management Policies

DESC has established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion Energy has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including DESC. Dominion Energy maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion Energy also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and DESC’s December 31, 2025 provision for credit losses, management believes that it is unlikely that a material adverse effect on DESC’s financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Dominion Energy South Carolina, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dominion Energy South Carolina, Inc. (an indirect, wholly-owned subsidiary of Dominion Energy, Inc.) and affiliates (“DESC”) at December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in common equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of DESC at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 23, 2026

We have served as DESC’s auditor since 1945.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

At December 31,	2025	2024
(millions)
ASSETS
Utility plant in service	$17,505	$16,300
Accumulated depreciation and amortization	(6,015)	(5,761)
Construction work in progress	725	899
Nuclear fuel, net of accumulated amortization	196	224
Utility plant, net ($823 and $824 related to VIEs)	12,411	11,662
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	16	16
Assets held in trust, nuclear decommissioning	291	268
Nonutility property and investments, net	307	284
Current Assets:
Cash and cash equivalents	—	—
Receivables:
Customer, net of allowance for uncollectible accounts of $5 and $6	459	423
Affiliated and related party	2	4
Other	83	104
Inventories (at average cost):
Fuel	120	83
Gas storage	24	22
Materials and supplies	240	211
Prepayments	94	91
Derivative assets(1)	113	63
Regulatory assets	273	299
Other current assets	16	16
Total current assets ($118 and $79 related to VIEs)	1,424	1,316
Deferred Debits and Other Assets:
Derivative assets(1)	359	309
Regulatory assets	3,280	3,342
Affiliated receivables	30	26
Other	96	102
Total deferred debits and other assets ($32 and $25 related to VIEs)	3,765	3,779
Total assets	$17,907	$17,041
(1)
See Note 16 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

At December 31,	2025	2024
(millions)
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding at both dates	$4,338	$4,088
Retained earnings	1,136	689
Accumulated other comprehensive loss	(1)	(1)
Total common equity	5,473	4,776
Noncontrolling interest	234	206
Total equity	5,707	4,982
Long-term debt, net	4,667	4,220
Affiliated long-term debt	230	230
Finance leases	1	2
Total long-term debt	4,898	4,452
Total capitalization	10,605	9,434
Current Liabilities:
Short-term borrowings	75	250
Securities due within one year	1	2
Accounts payable	232	273
Affiliated and related party payables	769	995
Customer deposits and customer prepayments	88	82
Taxes accrued	264	254
Interest accrued	94	83
Derivative liabilities	2	—
Regulatory liabilities	176	201
Reserves for litigation and regulatory proceedings	2	7
Other	286	194
Total current liabilities	1,989	2,341
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,539	1,409
Asset retirement obligations	1,123	1,139
Pension and other postretirement benefits	117	109
Derivative liabilities	1	1
Regulatory liabilities	2,343	2,488
Other	190	120
Total deferred credits and other liabilities	5,313	5,266
Commitments and Contingencies (see Note 12)
Total capitalization and liabilities	$17,907	$17,041

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2025	2024	2023
(millions)
Operating Revenue(1)	$3,582	$3,173	$3,028
Operating Expenses:
Fuel used in electric generation	696	603	582
Purchased power(1)	115	68	72
Gas purchased for resale	302	245	243
Other operations and maintenance	507	492	436
Other operations and maintenance – affiliated suppliers	168	165	163
Impairment of assets and other charges	—	60	3
Depreciation and amortization	569	546	531
Other taxes(1)	311	300	292
Total operating expenses	2,668	2,479	2,322
Operating income	914	694	706
Other income (expense), net	17	(1)	24
Interest charges, net of AFUDC of $32, $25 and $20(1)	273	276	250
Income before income tax expense	658	417	480
Income tax expense	124	65	85
Net Income	534	352	395
Other Comprehensive Income:
Deferred cost of employee benefit plans, net of tax of $— for all periods	—	—	1
Total Comprehensive Income	534	352	396
Comprehensive Income Attributable to Noncontrolling Interest	28	23	21
Comprehensive Income Available to Common Shareholder	$506	$329	$375
(1)
See Note 16 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2025	2024	2023
(millions)
Operating Activities
Net income	$534	$352	$395
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets and other charges	—	60	3
Deferred income taxes, net	130	91	88
Depreciation and amortization	569	546	531
Amortization of nuclear fuel	38	34	33
Other adjustments	12	4	(21)
Changes in certain assets and liabilities:
Receivables	(28)	(21)	5
Receivables – affiliated and related party	2	—	(2)
Inventories	(68)	(10)	(2)
Prepayments and deposits, net	3	—	(12)
Regulatory assets	(74)	79	334
Regulatory liabilities	(171)	(94)	(301)
Accounts payable	(25)	68	(68)
Accounts payable – affiliated and related party	(9)	(14)	(35)
Interest accrued	11	4	4
Taxes accrued	10	6	12
Net realized and unrealized changes related to commodity derivative activities	31	(194)	75
Pension and other postretirement benefits	8	(6)	2
Other assets and liabilities	1	16	(22)
Net cash provided by operating activities	974	921	1,019
Investing Activities
Property additions and construction expenditures	(1,174)	(1,105)	(957)
Proceeds from investments and sales or disposals of assets, including asset retirement costs	(75)	(54)	(42)
Purchase of investments	(16)	(26)	(4)
Other	4	2	5
Net cash used in investing activities	(1,261)	(1,183)	(998)
Financing Activities
Proceeds from issuance of debt	450	—	500
Dividend to parent	(60)	(232)	(200)
Contribution from parent	250	—	—
Short-term borrowings, net	(175)	(4)	5
Short-term borrowings – affiliated, net	(217)	499	(326)
Other	39	(2)	(10)
Net cash provided by (used in) financing activities	287	261	(31)
Net decrease in cash, restricted cash and equivalents	—	(1)	(10)
Cash, restricted cash and equivalents at beginning of period	—	1	11
Cash, restricted cash and equivalents at end of period	$—	$—	$1
Supplemental Cash Flow Information
Cash for:
Interest paid(1) (net of capitalized interest of $32, $25 and $20)	213	211	176
Income taxes paid	44	23	69
Noncash investing and financing activities:(2)
Accrued construction expenditures	120	138	116
Operating leases(3)	8	5	2
(1)
Excludes amounts related to affiliated debt discussed in Note 6.
(2)
See Note 12 for noncash investing activities related to the transfer of property associated with the settlement of litigation.
(3)
Finance leases entered into, if any, were inconsequential for all years presented.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2022	40	$4,088	$418	$(2)	$162	$4,666
Total comprehensive income available to common shareholder			374	1	21	396
Dividend to parent			(200)			(200)
December 31, 2023	40	4,088	592	(1)	183	4,862
Total comprehensive income available to common shareholder			329	—	23	352
Dividend to parent			(232)			(232)
December 31, 2024	40	4,088	689	(1)	206	4,982
Total comprehensive income available to common shareholder			506	—	28	534
Dividend to parent			(60)			(60)
Capital contribution from parent		250				250
Other			1			1
December 31, 2025	40	$4,338	$1,136	$(1)	$234	$5,707

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

Certain amounts in the 2024 and 2023 Consolidated Financial Statements and Notes have been reclassified to conform to the 2025 presentation for comparative purposes; however, such reclassifications did not affect DESC’s net income, total assets, liabilities, equity or cash flows.

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

AFUDC is a noncash item that reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFUDC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. DESC calculated AFUDC using average composite rates of 5.3% for each period presented. These rates do not exceed the maximum rates allowed in the various regulatory jurisdictions. DESC capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

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

Provisions for depreciation and amortization are recorded using the straight-line method based on the estimated service lives of the various classes of property, and in most cases, include provisions for future cost of removal. The composite weighted-average depreciation rates for utility plant by function were as follows:

Year Ended December 31,	2025	2024	2023
(percent)
Generation	2.38	2.33	2.33
Transmission	2.55	2.53	2.54
Distribution	2.53	2.53	2.57
Storage	2.63	2.75	2.83
General and other	3.09	3.15	3.16

DESC records nuclear fuel amortization using the units-of-production method, which is included in fuel used in electric generation and recovered through the fuel cost component of retail electric rates.

Major Maintenance

Planned major maintenance costs related to certain fossil fuel turbine generator equipment, nuclear refueling outages and cyclical tree trimming and vegetation management are collected in rates and accrued in periods other than when incurred in accordance with approval by the South Carolina Commission for such accounting treatment and rate recovery of expenses accrued thereunder. The difference between such cumulative major maintenance costs and cumulative collections is classified as a regulatory asset or regulatory liability on the Consolidated Balance Sheets. Other planned major maintenance is expensed when incurred.

DESC is authorized to collect $25 million annually through electric rates to offset certain turbine generator maintenance expenditures. For the years ended December 31, 2025, 2024 and 2023, DESC incurred $30 million, $16 million and $20 million, respectively, for turbine generator maintenance.

Nuclear refueling outages are scheduled 18 months apart. As approved by the South Carolina Commission, DESC accrued $17 million annually from January 2013 through August 2024 for its portion of the nuclear refueling outages during that time period. Effective in September 2024, DESC began accruing $24 million annually for its portion of the nuclear refueling outages scheduled to occur from that date through the fall of 2030 as well as unrecovered balances from the previous accrual cycle. During the years ended December 31, 2024 and 2023, refueling outage costs incurred for which DESC was responsible totaled $42 million and $26 million, respectively. There was not a nuclear refueling outage during the year ended December 31, 2025.

DESC has a tree trimming and vegetation management accrual where costs associated with cyclical tree trimming and vegetation management are accrued over the operating cycle DESC seeks to maintain for such activities. As approved by the South Carolina Commission, DESC accrued $28 million annually through August 2024 and $34 million annually beginning September 2024. During the years ended December 31, 2025, 2024 and 2023, DESC incurred costs totaling $31 million, $29 million and $31 million, respectively.

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

Nuclear Decommissioning

Based on a decommissioning cost study completed in 2025, DESC’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer, including the cost of decommissioning plant components both subject to and not subject to radioactive contamination, totals $911 million, stated in 2025 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer. The cost estimate assumes that the site will be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

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

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within DESC’s Consolidated Balance Sheets to the corresponding amounts reported within DESC’s Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023:

	Cash, Restricted Cash and Equivalents at End/Beginning of Year
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022
(millions)
Cash and cash equivalents	$—	$—	$1	$11
Restricted cash and equivalents(1)	—	—	—	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$—	$—	$1	$11
(1)
Restricted cash and equivalent balances are presented within other current assets on the Consolidated Balance Sheets.

Receivables

Customer receivables reflect amounts due from customers arising from the delivery of energy or related services and include both billed and unbilled amounts earned pursuant to revenue recognition practices described in Note 4. Customer receivables are generally due within one month of receipt of invoices which are presented on a monthly cycle basis. Unbilled revenues totaled $191 million and $176 million at December 31, 2025 and 2024, respectively.

DESC sells electricity and natural gas and provides distribution and transmission services to customers in South Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of DESC’s customer base, which includes a large number of residential, commercial and industrial customers. Credit risk associated with accounts receivable is limited due to the large number of customers. DESC’s exposure to potential concentrations of credit risk results primarily from amounts due from Santee Cooper related to the jointly owned nuclear generating facility at Summer. Such receivables represented approximately 5% of DESC’s accounts receivable balance at December 31, 2025.

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

Accounting for income taxes involves an asset and liability approach. Deferred income tax assets and liabilities are provided, representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Accordingly, deferred taxes are recognized for the future consequences of different treatments used for the reporting of transactions in financial accounting and income tax returns. DESC establishes a valuation allowance when it is more-likely-than-not that all, or a portion, of a deferred tax asset will not be realized. At December 31, 2025, DESC had established $2 million of valuation allowances. At December 31, 2024, DESC did not have any valuation allowances recorded. Where the treatment of temporary differences is different for rate-regulated operations, a regulatory asset is recognized if it is probable that future revenues will be provided for the payment of deferred tax liabilities.

DESC recognizes positions taken, or expected to be taken, in income tax returns that are more-likely-than-not to be realized, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2025 and 2024, DESC had an inconsequential amount and $38 million of unrecognized tax benefits, respectively.

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

DESC recognizes interest on underpayments and overpayments of income taxes in interest expense and interest income, respectively. Penalties are also recognized in other expenses. DESC recorded interest expense of $12 million in 2024 with inconsequential amounts recorded in 2025 and 2023.

At December 31, 2025, DESC had an income tax-related affiliated payable of $4 million to Dominion Energy. This balance is expected to be paid to Dominion Energy in 2026.

At December 31, 2024, DESC had an income tax-related affiliated payable of $12 million to Dominion Energy. This balance was paid to Dominion Energy in 2025.

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

Generally, regulatory assets and liabilities are amortized into income over the period authorized by the regulator. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. A regulatory liability, if considered probable, will be recorded in the period such assessment is made or reversed into earnings if no longer probable. See Note 3 for additional information.

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

DESC does not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. DESC had no margin assets or liabilities associated with cash collateral at December 31, 2025 and 2024. See Note 8 for further information about derivatives.

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

DESC used interest rate swaps to hedge its exposure to variable interest rates on long-term debt. For transactions in which DESC is hedging the variability of cash flows, changes in the fair value of the derivatives are reported in regulatory assets or liabilities. Any derivative gains or losses reported in regulatory assets or liabilities are reclassified to earnings when the forecasted item is included in earnings, or earlier, if it becomes probable that the forecasted transaction will not occur. For cash flow hedge transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable. At both December 31, 2025 and 2024, all derivatives previously designated as cash flow hedges have settled and are being amortized over the life of the debt.

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

Transfers out of Level 3 represent assets and liabilities that were previously classified as Level 3 for which the inputs became observable for classification in either Level 1 or Level 2. Because the activity and liquidity of commodity markets vary substantially between regions and time periods, the availability of observable inputs for substantially the full term and value of the DESC’s over-the-counter derivative contracts is subject to change.

Supply Chain Financing

In the fourth quarter of 2025, Dominion Energy entered into a voluntary supply chain finance program that allows DESC’s suppliers, at their sole discretion, to sell their receivables from DESC to a financial institution. Suppliers participating in the program determine which invoices they will sell to the financial institution. Suppliers’ decisions on which invoices are sold do not impact DESC’s payment terms, which are based on commercial terms negotiated between DESC and the supplier regardless of program participation. DESC does not issue any guarantees with respect to the program and does not participate in negotiations between suppliers and the financial institution. DESC does not have an economic interest in the supplier’s decision to participate in the program. No amounts were outstanding under this program for DESC at December 31, 2025.

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

New Accounting Standards

Income Tax Disclosures

In December 2023, the FASB issued revised accounting guidance for income taxes. The revised guidance requires disclosure of disaggregated information about an entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted and allows either prospective or retrospective application. DESC adopted this revised guidance prospectively which only impacted its disclosures with no impacts to its results of operations, cash flows or financial condition.

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

Other Regulatory Matters

Electric – Base Rate Case

In January 2026, DESC filed its retail electric base rate case and schedules with the South Carolina Commission. DESC proposed a non-fuel, base rate increase of $331 million, partially offset by a net decrease in storm damage and DSM components of $9 million. If approved, the overall proposed rate increase of $322 million, or 12.7%, would be effective on and after the first billing cycle of July 2026. The base rate increase was proposed to recover the continued investment in assets and operating resources required to serve DESC’s rapidly expanding customer base and evolving customer needs, while maintaining the safety, reliability, resiliency and efficiency of its system, and to meet increasingly stringent reliability, security and environmental requirements. DESC presented an ROE of 4.78% based upon a fully-adjusted test period. The proposed rates would provide for an earned ROE of 10.50% compared to the currently authorized ROE of 9.94%. This matter is pending.

Electric – Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC.

In February 2025, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2025. In addition, DESC proposed an increase to its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $154 million. In March 2025, DESC and the ORS filed a settlement agreement with the South Carolina Commission for approval to make certain adjustments to the February 2025 filing that would result in an inconsequential change to the proposed annual increase. In April 2025, the South Carolina Commission approved the settlement agreement, with rates effective with the first billing cycle of May 2025.

In February 2026, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2026. In addition, DESC proposed an update to its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $36 million. This matter is pending.

Canadys Station

In December 2025, DESC and Santee Cooper filed an application with the South Carolina Commission for approval of a CPCN to jointly construct and operate Canadys Station. Upon completion, DESC and Santee Cooper will each own a 50% undivided interest in the generating station and its electrical output. The application included an expected total cost of approximately $5 billion, excluding financing costs, with costs split equally between the joint owners for the proposed 2.2 GW facility. In addition, the application seeks approval for the construction of a new 230 kV switchyard and related transmission facilities which are expected to cost approximately $100 million, to be jointly owned by DESC and Santee Cooper, with costs split between the joint owners based on a formula reflecting shared use. If approved, Canadys Station and related facilities are expected to be placed into service in 2033. The estimated cost and project timelines are subject to refinement through the permitting process and the negotiation of contracts for major construction suppliers. This matter is pending.

Electric Transmission Project

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

Electric – Other

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2025, DESC filed an application with the South Carolina Commission seeking approval to recover $46 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2025. In April 2025, the South Carolina Commission approved the request, effective with the first billing cycle of May 2025. In January 2026, DESC filed an application with the South Carolina Commission seeking approval to recover $54 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2026. This matter is pending.

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In February 2025, DESC requested that the South Carolina Commission approve an adjustment to this rider to decrease annual revenue by $13 million. In April 2025, the South Carolina Commission approved the request. In February 2026, DESC requested that the South Carolina Commission approve an adjustment to this rider to increase annual revenue by $7 million. This matter is pending.

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

Key Development Affecting 2024

Electric Base Rate Case

As a result of the comprehensive settlement agreement approved by the South Carolina Commission in the retail electric base rate case filed in 2024, in the third quarter of 2024 DESC recorded a charge of $58 million ($44 million after tax) (reflected within the Corporate and Other segment), composed of $55 million within impairment of assets and other charges, including $50 million to write down certain materials and supplies inventory, and $3 million within other income (expense), net.

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

At December 31,	2025	2024
(millions)
Regulatory assets:
NND Project costs(1)	$138	$138
AROs(2)	—	8
Deferred employee benefit plan costs(3)	5	8
Other unrecovered plant(4)	18	18
DSM programs(5)	23	24
Cost of fuel and purchased gas under-collections(6)	39	35
Other	50	68
Regulatory assets - current	273	299
NND Project costs(1)	1,672	1,811
AROs(2)	711	695
Deferred employee benefit plan costs(3)	98	94
Interest rate hedges(7)	165	167
Other unrecovered plant(4)	105	89
DSM programs(5)	49	49
Environmental remediation costs(8)	42	42
Deferred storm damage costs(9)	76	76
Deferred transmission operating costs(10)	70	72
Derivatives(11)	91	95
Other(12)	201	152
Regulatory assets - noncurrent	3,280	3,342
Total regulatory assets	$3,553	$3,641
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	33	24
Reserve for refunds to electric utility customers(15)	34	73
Derivatives(11)	30	27
Other	12	10
Regulatory liabilities - current	176	201
Monetization of guaranty settlement(13)	501	568
Income taxes refundable through future rates(14)	808	820
Asset removal costs(16)	604	598
Reserve for refunds to electric utility customers(15)	128	161
Derivatives(11)	294	328
Other	8	13
Regulatory liabilities - noncurrent	2,343	2,488
Total regulatory liabilities	$2,519	$2,689
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
(3)
Employee benefit plan costs have historically been recovered as they have been recorded under GAAP. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific South Carolina Commission regulatory orders. Based on rates currently in effect, DESC expects to recover certain deferred benefit costs through utility rates over average service periods of participating employees, which is approximately 9 years. DESC expects to recover other deferred pension costs through utility rates over periods through 2044.
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
(13)
Represents proceeds related to the monetization of the Toshiba Settlement. In accordance with the SCANA Merger Approval Order, this remaining balance will be refunded to electric customers over a 20-year period ending in 2039, as all previous liens have been satisfied.
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

Regulatory assets have been recorded based on the probability of their recovery. All regulatory assets represent incurred costs that may be deferred under GAAP for regulated operations. The South Carolina Commission and/or FERC has reviewed and approved through specific orders certain of the items shown as regulatory assets. In addition, regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by one of these regulatory agencies. While such costs are not currently being recovered, management believes that they would be allowable under existing rate-making concepts embodied in rate orders or applicable state law and expects to recover these costs through rates in future periods.

4. OPERATING REVENUE

DESC’s operating revenue consists of the following:

Year Ended December 31,	2025		2024		2023
(millions)	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$1,448	$362	$1,259	$302	$1,160	$268
Commercial	939	145	855	126	820	129
Industrial	430	44	389	68	372	77
Other	143	43	123	25	150	24
Revenues from contracts with customers	2,960	594	2,626	521	2,502	498
Other revenues	27	1	25	1	27	1
Total Operating Revenues	$2,987	$595	$2,651	$522	$2,529	$499

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $7 million and $6 million at December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, DESC recognized revenue of $4 million and $5 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

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

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	2025	2024
Beginning balance	$10	$11
Additional costs	4	—
Amortization	—	(1)
Ending balance	$14	$10

5. EQUITY

For all periods presented, DESC’s authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC’s authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

In 2025, DESC received equity contributions of $250 million from Dominion Energy. DESC primarily used these funds for working capital needs, including reducing short-term debt.

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

At December 31, 2025, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the established threshold.

6. LONG-TERM AND SHORT-TERM DEBT

Long-Term Debt

Long-term debt by type with related weighted-average coupon rates and maturities at December 31, 2025 and 2024 is as follows:

At December 31,	2025 Weighted- average Coupon(1)	2025	2024
(millions, except percentages)
DESC:
First Mortgage Bonds, 2.30% to 6.625%, due 2028 to 2065	5.24%	$4,584	$4,134
Tax-Exempt Financings:
Variable rate, due 2038(2)	3.36%	35	35
3.625% and 4.00%, due 2028 and 2033	3.90%	54	54
Other	3.56%	1	1
GENCO:
Tax-Exempt Financing, variable rate due 2038(2)	3.36%	33	33
Affiliated note, 5.31% due 2027	5.31%	230	230
Total principal		4,937	4,487
Unamortized discount, premium and debt issuance costs, net		(40)	(37)
Finance leases		1	2
Total long-term debt		$4,898	$4,452
(1)
Represents weighted-average coupon rates for debt outstanding at December 31, 2025.
(2)
Industrial revenue bonds totaling $68 million are secured by letters of credit that expire, subject to renewal, in the fourth quarter of 2026.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2025, were as follows:

(millions, except percentages)	2026	2027	2028	2029	2030	Thereafter	Total

First Mortgage Bonds	$—	$—	$53	$—	$—	$4,531	$4,584
Tax-Exempt Financings	—	—	39	—	—	83	122
Other	—	230	—	—	—	1	231
Total	$—	$230	$92	$—	$—	$4,615	$4,937
Weighted-average coupon		5.31%	4.14%			5.22%

Substantially all of DESC’s electric utility plant is pledged as collateral in connection with long-term debt.

DESC is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding Bonds and Bonds to be issued (Bond Ratio). For the year ended December 31, 2025, the Bond Ratio was approximately 6.

Short-Term Debt

DESC’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $7.0 billion joint revolving credit facility, as amended in April 2025.

DESC’s share of commercial paper and letters of credit outstanding under its joint revolving credit facility with Dominion Energy, was as follows:

(millions)	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit
At December 31, 2025
Joint revolving credit facility(2)	$1,000	$75	$—
At December 31, 2024
Joint revolving credit facility(2)	$1,000	$250	$—
(1)
The weighted-average interest rate of the outstanding commercial paper supported by the credit facility was 4.21% and 4.76% at December 31, 2025 and 2024, respectively.
(2)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy and Virginia Power. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At December 31, 2025, the sub-limit for DESC was $900 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed provided that it does not exceed $1.0 billion or such needs may be satisfied through short-term borrowings from Dominion Energy. This credit facility matures in April 2030, with the potential to be extended by the borrowers to April 2032. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $3.0 billion (or the sub-limit, whichever is less) of letters of credit, for working capital and other general corporate purposes. Through February 2026, DESC had $14 million in letters of credit issued and outstanding under this facility.

In March 2025, FERC granted DESC authority through March 2027 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $1.8 billion outstanding with maturity dates of one year or less. At December 31, 2025, DESC had issued $75 million in commercial paper supported by its joint revolving credit facility with Dominion Energy as disclosed above and had drawn on $362 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization. In addition, in March 2025, FERC granted GENCO authority through March 2027 to issue short-term indebtedness not to exceed $300 million outstanding with maturity dates of one year or less. At December 31, 2025, GENCO had drawn on $87 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2026.

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $300 million and $400 million, respectively. The GENCO intercompany credit facility with Dominion Energy was amended in May 2025 to increase the maximum capacity from $200 million to $300 million. At December 31, 2025 and 2024, DESC, GENCO and Fuel Company collectively had borrowings outstanding under these agreements totaling $724 million and $942 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. For the years ended December 31, 2025, 2024 and 2023, DESC recorded interest charges of $42 million, $50 million and $53 million, respectively.

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

As indicated in Note 2, DESC’s operations, including accounting for income taxes, are subject to regulatory accounting treatment. See Note 3 for additional information.

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

Year Ended December 31,	2025	2024	2023
(millions)
Current:
Federal	$33	$(6)	$91
State	—	7	(70)
Total current expense (benefit)	33	1	21
Deferred:
Federal
Taxes before operating loss carryforwards and investment tax credits	55	16	(72)
Tax utilization expense (benefit) of operating loss carryforwards	33	36	43
State	4	13	95
Total deferred expense	92	65	66
Investment tax credits	(1)	(1)	(2)
Total income tax expense	$124	$65	$85

Subsequent to the SCANA Combination, DESC’s annual utilization of its net operating losses is restricted by the tax law, however in certain circumstances the utilization may be increased if SCANA recognizes built-in gains on certain sales of assets.

For continuing operations including noncontrolling interests for the year ended December 31, 2025, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Year Ended December 31, 2025	Amount	Rate
(millions, except percentages)
U.S. federal statutory tax	$138	21.0%
State and local income taxes, net of federal income tax effect(1)	33	5.1
Nontaxable or nondeductible items:
Regulatory deferrals:
Reversal of excess deferred income taxes	(17)	(2.6)
Changes in unrecognized tax benefits	(29)	(4.5)
Other adjustments:
Other	(1)	(0.2)
Effective tax(2)	$124	18.8%
(1)
State taxes in South Carolina make up the majority (greater than 50%) of the tax effect in this category.
(2)
DESC had no adjustments related to the following disclosure categories: foreign tax effects, effects of changes in tax law or rates enacted in the current period, effects of cross-border tax laws and changes in valuation allowances.

For continuing operations including noncontrolling interests for the years ended December 31, 2024 and 2023, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

Year Ended December 31,	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.0	4.1
Amortization of federal investment tax credits	(0.3)	(0.3)
Reversal of excess deferred income taxes	(5.6)	(4.7)
Settlements of uncertain tax positions	(3.5)	(2.2)
Other	(0.1)	(0.2)
Effective tax rate	15.5%	17.7%

DESC’s 2025 effective tax rate reflects an income tax net benefit of $18 million reflecting a $30 million remeasurement of an unrecognized tax benefit partially deferred to regulatory liabilities.

DESC’s 2024 effective tax rate reflects an income tax benefit of $14 million from the effective settlement of a position that management believed was reasonably possible to occur.

DESC’s income tax payments (net of refunds received) for the year ended December 31, 2025, consist of the following:

Year Ended December 31,	2025(1)
(millions)
Federal	$41
State
South Carolina	3
Total tax payments	$44
(1)
DESC income tax payments (net of refunds received) include intercompany tax sharing payments and receipts with Dominion Energy as discussed in Note 2.

DESC’s deferred income taxes consist of the following:

At December 31,	2025	2024
(millions)
Deferred income taxes:
Total deferred income tax assets	$596	$662
Total deferred income tax liabilities	2,093	2,059
Total net deferred income tax liabilities	$1,497	$1,397
Total deferred income taxes:
Depreciation method and plant basis differences	$1,346	$1,271
Excess deferred income taxes	(198)	(203)
Unrecovered nuclear plant cost	391	420
DESC rate refund	(34)	(49)
Toshiba Settlement	(119)	(133)
Nuclear decommissioning	(63)	(60)
Deferred state income taxes	311	289
Federal benefit of deferred state income taxes	(65)	(61)
Deferred fuel, purchased energy and gas costs	8	11
Pension benefits	15	35
Other postretirement benefits	(11)	(20)
Loss and credit carryforwards	(143)	(153)
Valuation allowances	2	—
Other	57	50
Total net deferred income tax liabilities	$1,497	$1,397
Deferred investment tax credits	42	12
Total deferred taxes and deferred investment tax credits	$1,539	$1,409

At December 31, 2025, DESC had the following deductible loss and credit carryforwards:

(millions)	Deductible Amount	Deferred Tax Asset	Valuation Allowance	Expiration Period
Federal losses	$202	$42		2037
Federal production and other credits	—	22		2036-2038
State losses	646	32		2037-2042
State investment and other credits	—	47	$(2)	2026-2034
Total	$848	$143	$(2)

A reconciliation of changes in DESC’s unrecognized tax benefits follows:

(millions)	2025	2024	2023
Balance at January 1,	$38	$62	$68
Increases-prior period positions	—	5	5
Decreases-prior period positions	(38)	(16)	(11)
Increases-current period positions	—	—	—
Settlements with tax authorities	—	(13)	—
Balance at December 31,	$—	$38	$62

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations. If recognized, all the unrecognized tax benefits would impact the effective tax rate.

The statute is closed for IRS examination of years prior to 2020. DESC is no longer subject to state and local income tax examinations by tax authorities for years prior to 2022.

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

Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities when applicable. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered at December 31, 2025 and 2024, DESC would have been required to post $2 million and $1 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives and non-derivative contracts, per contractual terms. DESC had not posted any collateral at December 31, 2025 and 2024 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash at December 31, 2025 and 2024 was $2 million and $1 million, respectively, which does not include the impact of any offsetting asset positions.

The table below presents derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid.

	December 31, 2025				December 31, 2024
		Gross Amounts Not Offset in the Consolidated Balance Sheet(1)				Gross Amounts Not Offset in the Consolidated Balance Sheet(1)
(millions)	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Interest rate contracts:
Over-the-counter	$1	$—	$—	$1	$2	$—	$—	$2
Commodity contracts:
Over-the-counter	211	—	—	211	81	—	—	81
Total derivatives	$212	$—	$—	$212	$83	$—	$—	$83

(1) Excludes derivative assets of $260 million and $289 million at December 31, 2025 and December 31, 2024, respectively, which are not subject to master netting or similar arrangements.

	December 31, 2025				December 31, 2024
		Gross Amounts Not Offset in the Consolidated Balance Sheet(1)				Gross Amounts Not Offset in the Consolidated Balance Sheet(1)
(millions)	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Interest rate contracts:
Over-the-counter	$2	$—	$—	$2	$1	$—	$—	$1
Total derivatives	$2	$—	$—	$2	$1	$—	$—	$1

(1) Excludes derivative liabilities of $1 million at December 31, 2025, which are not subject to master netting or similar arrangements. DESC did not have any derivative liabilities at December 31, 2024, which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of derivative activity at December 31, 2025. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis(1)	50	62
Fixed price(1)	5	—
Electricity (MWh in millions):
Fixed price	2	21
Interest rate(2) (in millions)		$71
(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

	Assets	Liabilities
(millions)
At December 31, 2025
Current derivatives not under cash flow hedge accounting
Commodity	$113	$1
Interest rate	—	1
Total current derivatives	$113	$2
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$358	$—
Interest rate	1	1
Total noncurrent derivatives	359	1
Total derivatives	$472	$3
At December 31, 2024
Current derivatives not under cash flow hedge accounting
Commodity	$63	$—
Total current derivatives	$63	$—
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$307	$—
Interest rate	2	1
Total noncurrent derivatives	309	1
Total derivatives	$372	$1

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)
Year Ended December 31, 2025
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

Derivatives Not Designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2025	2024	2023
Derivative type and location of gains (losses):
Commodity:
Purchased power	$21	$3	$6
Fuel used in electric generation	(1)	1	—
Gas purchased for resale	(1)
Interest rate:
Interest charges	(2)	(1)	(2)
Total	$17	$3	$4
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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at December 31, 2025. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted-average(1)
Assets
Physical forwards:
Electricity	$259	Discounted cash flow	Market price (per MWh)(3)	30-103	54
Physical options:
Natural gas(2)	$210	Option model	Market price (per Dth)(3)	2-9	4
			Price volatility(4)	0%-76%	47%
Total assets	$469
Liabilities
Physical forwards:
Electricity	$1	Discounted cash flow	Market price (per MWh)(3)	31-83	49
Total liabilities	$1
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
(millions)
At December 31, 2025
Assets
Derivatives:
Commodity	$—	$2	$469	$471
Interest rate	—	1	—	1
Investments:
Cash equivalents and other	46	—	—	46
Total assets	$46	$3	$469	$518
Liabilities
Derivatives:
Commodity	$—	$—	$1	$1
Interest rate	—	2	—	2
Total liabilities	$—	$2	$1	$3
At December 31, 2024
Assets
Derivatives:
Commodity	$—	$—	$370	$370
Interest rate	—	2	—	2
Investments:
Cash equivalents and other	29	—	—	29
Total assets	$29	$2	$370	$401
Liabilities
Derivatives:
Interest rate	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

The following table presents the net change in DESC’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	2025	2024	2023
(millions)
Balance at January 1,	$370	$176	$251
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	21	3	6
Fuel used in electric generation	(1)	1	—
Gas purchased for resale	—	1	—
Included in regulatory assets/liabilities	(30)	115	(75)
Settlements	(67)	(17)	(6)
Purchases	176	91	—
Transfers out of Level 3	(1)	—	—
Balance at December 31,	$468	$370	$176

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the years ended December 31, 2025, 2024 and 2023.

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

At December 31,	2025		2024
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$4,667	$4,702	$4,220	$4,142
Affiliated long-term debt(3)	230	230	230	230
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

The legal obligations associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation relate primarily to DESC’s regulated utility operations. At December 31, 2025 and 2024, DESC has recorded AROs of $301 million and $324 million, respectively, for nuclear plant decommissioning. In addition, DESC has recorded AROs of $822 million and $815 million at December 31, 2025 and 2024, respectively, for other conditional obligations primarily related to other generation including CCR, transmission and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of precision, particularly since such payments are based on future cash flows for extended periods of time which are by nature highly uncertain.

A reconciliation of the beginning and ending aggregate carrying amount of AROs is as follows:

(millions)	2025	2024
Beginning balance	$1,139	$731
Liabilities incurred(1)	—	654
Liabilities settled	(38)	(79)
Accretion expense	59	46
Revisions in estimated cash flows(2)	(37)	(213)
Ending balance	$1,123	$1,139
(1)
In 2024, primarily reflects AROs related to CCR remediation as discussed in Note 12.
(2)
In 2025, primarily reflects a revision for expected costs related to the completion of a nuclear decommissioning cost study for Summer. In 2024, primarily reflects a revision related to CCR remediation costs as discussed in Note 12.

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

	Pension Benefits		Other Postretirement Benefits
(millions)	2025	2024	2025	2024
Beginning balance	$577	$584	$112	$120
Service cost	8	8	1	1
Interest cost	33	31	8	8
Amendments	—	7	—	—
Actuarial (gain) loss	19	(10)	8	(6)
Benefits paid	(60)	(43)	(11)	(11)
Ending balance	$577	$577	$118	$112

The accumulated benefit obligation for pension benefits for DESC was $574 million at both December 31, 2025 and 2024. The accumulated pension benefit obligation differs from the projected pension benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Annual discount rate used to determine benefit obligation	5.59%	5.84%	5.66%	5.86%
Assumed annual rate of future salary increases for projected benefit obligation	3.44%	3.47%	N/A	N/A
Crediting interest rate for cash balance plans	4.34%	4.59%	N/A	N/A

DESC’s pension benefit obligations include a loss of $19 million in 2025 resulting from an $11 million loss as a result of a completed experience study and a $8 million loss due to a decrease in the discount rate. DESC’s pension benefit obligations include a gain of $10 million in 2024 resulting primarily from a $15 million gain due to an increase in the discount rate that was offset by a $5 million loss from other experience. Actuarial losses recognized in DESC’s other postretirement benefit obligations include a $8 million loss in 2025 resulting from a $5 million loss as a result of a completed experience study and $3 million loss due to a decrease in the discount rate. Actuarial gains recognized in DESC’s other postretirement benefit obligations include a $6 million gain in 2024 resulting from a $7 million gain due to an increase in the discount rate that was offset by a $1 million loss from other experience.

A 7.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2025. The rate was assumed to decrease gradually to 5.0% in 2033 and to remain at that level thereafter.

Funded Status

	Pension Benefits		Other Postretirement Benefits
At December 31,	2025	2024	2025	2024
(millions)
Fair value of plan assets	$607	$603	$—	$—
Benefit obligation	577	577	118	112
Funded status	$30	$26	$(118)	$(112)

Amounts recognized on the Consolidated Balance Sheets were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2025	2024	2025	2024
(millions)
Noncurrent assets	$30	$26	$—	$—
Current liability	—	—	(11)	(10)
Noncurrent liability	—	—	(107)	(102)

Amounts recognized in AOCI were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2025	2024	2025	2024
(millions)
Net actuarial (gain) loss	$2	$2	$(1)	$(1)

Amounts recognized in regulatory assets were as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2025	2024	2025	2024
(millions)
Net actuarial (gain) loss	$92	$98	$(33)	$(43)
Prior service cost	7	7	—	—
Total	$99	$105	$(33)	$(43)

In connection with the joint ownership of Summer, costs related to pensions attributable to Santee Cooper at December 31, 2025 and 2024 totaled $6 million and $9 million, respectively, and were recorded within deferred debits. Costs related to other postretirement benefits attributable to Santee Cooper at December 31, 2025 and 2024 totaled $12 million and $10 million, respectively, and were recorded within deferred debits.

Changes in Fair Value of Plan Assets

	Pension Benefits
At December 31,	2025	2024
(millions)
Beginning balance	$603	$588
Actual return (loss) on plan assets	61	50
Benefits paid	(60)	(43)
Contributions	3	8
Ending balance	$607	$603

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

DESC’s overall objective for investing its pension plan assets is to achieve appropriate long-term rates of return commensurate with prudent levels of risk. To minimize risk, funds are diversified among asset classes, securities, active and passive investment strategies and investment advisors. Effective January 2025, DESC transferred its pension assets to be held in Dominion Energy’s pension master trust. The strategic target asset allocations after the assets were moved to Dominion Energy’s pension master trust are: 30% public equity, 27% fixed income and 43% other alternative investments, such as private equity, debt funds, including public and private debt, and hedge fund investments. Public equity includes investments in U.S. and non-U.S. large-cap, mid-cap and small-cap companies. Fixed income includes government securities and cash. The public equity and fixed income investments are in individual securities as well as mutual funds and exchange traded funds. Other alternative investments include private equity, typically through limited partnerships, and credit and absolute return strategies which include investments in debt funds, including public and private debt, and hedge funds. DESC also utilizes commingled funds/collective trust funds, which are pooled funds operated by a bank, trust company or investment firm for investment of the assets of various organizations and individuals in a diversified portfolio.

For 2026, the expected long-term rate of return on assets will be 7.35%. DESC determines the expected long-term rates of return on plan assets for its pension plans by using a combination of:

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
•
Investment allocation of plan assets.

Fair Value Measurements

Assets held by the pension plan are measured at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2025 and 2024, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

At December 31,	2025				2024
(millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$—	$—	$—	$294	$—	$—	$294
Common and preferred stocks:
U.S.	39	—	—	39	—	—	—	—
International	41	—	—	41	—	—	—	—
Insurance contracts	—	9	5	14	—	—	—	—
Corporate debt instruments	8	60	—	68	—	—	—	—
Government securities	4	138	—	142	—	—	—	—
Total recorded at fair value	$92	$207	$5	$304	$294	$—	$—	$294
Assets recorded at NAV(1)
Commingled funds/collective trust funds				138				—
Alternative investments:
Real estate funds				2				—
Private equity funds				99				—
Debt funds				14				—
Hedge funds				42				—
Total recorded at NAV				$295				$—
Total investments(2)				$599				$294
(1)
These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(2)
Excludes net assets related to non interest-bearing cash of $3 million, pending sales of securities of $4 million and net accrued income of $2 million, and includes net assets related to pending purchases of securities of $1 million at December 31, 2025. Excludes net assets related to pending sales of securities of $309 million at December 31, 2024.

The following table presents the net change in the pension and other postretirement plan assets included in the Level 3 fair value category:

	Pension Benefits
(millions)	2025	2024	2023
Beginning balance	$—	$—	$—
Total realized and unrealized (losses) gains	—	—	—
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	5	—	—
Ending balance	$5	$—	$—

The plan assets investments are determined based on the fair values of the investments and the underlying investments, which have been determined as follows:

•
Cash and Cash Equivalents—Represents interest-bearing cash, foreign cash and money market funds. Interest-bearing cash and money market funds are valued at cost plus accrued interest. The foreign cash balances are valued at the amount held and translated on the reporting date based on prevailing exchange rates. Foreign cash and money market funds are classified as Level 1. The interest-bearing cash is held in variation margin and with various brokers, which are less liquid and therefore are classified as Level 2.
•
Common and Preferred Stocks—Investments are valued at the closing price reported on the active market on which the individual securities are traded. Investments in certain preferred stocks are classified as Level 2 and are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.
•
Insurance Contracts—Investments in Group Annuity Contracts are stated at fair value based on the fair value of the underlying securities as provided by the managers and include investments in U.S. government securities, corporate debt instruments and state and municipal debt securities.
•
Corporate Debt Instruments—Investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available for comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar instruments, the instrument is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks or a broker quote, if available.
•
Government Securities—Investments are valued using pricing models maximizing the use of observable inputs for similar securities.
•
Commingled Funds/Collective Trust Funds—Commingled funds/collective trust funds invest in debt and equity securities and other instruments with characteristics similar to those of the funds’ benchmarks. The primary objectives of the funds are to seek investment returns that approximate the overall performance of their benchmark indexes. These benchmarks are major equity indices, fixed income indices and money market indices that focus on growth, income and liquidity strategies, as applicable. Investments in commingled funds/collective trust funds are stated at the NAV as determined by the issuer of the commingled funds/collective trust funds and are based on the fair value of the underlying investments held by the fund less its liabilities. The NAV is used as a practical expedient to estimate fair value. The commingled funds/collective trust funds do not have any unfunded commitments, and do not have any applicable liquidation periods or defined terms/periods to be held. The majority of these funds have redemption restrictions allowing investors to redeem capital on a periodic basis.
•
Alternative Investments—Investments in private real estate funds, private equity funds, debt funds, including public and private debt, and hedge funds are stated at fair value based on the NAV of the plan’s proportionate share of the partnership, joint venture or other alternative investment’s fair value as determined by reference to audited financial statements or NAV statements provided by the investment manager. The NAV, which is used as a practical expedient to estimate fair value, is adjusted for contributions and distributions occurring between the investment manager and DESC’s measurement date. These valuations also involve assumptions and methods that are reviewed, evaluated, and adjusted, if necessary, by DESC.

Expected Cash Flows

Total benefits expected to be paid from the pension plan or company assets for the other postretirement benefits plan (net of participant contributions), respectively, are as follows:

Expected Benefit Payments

(millions)	Pension Benefits	Other Postretirement Benefits
2026	$48	$11
2027	49	11
2028	49	11
2029	50	12
2030	51	12
2031 - 2035	246	58

Pension Plan Contributions

Under its funding policies, DESC evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, DESC determines the amount of contributions for the current year, if any, at that time. DESC made $3 million and $8 million of contributions, which were reimbursed by Santee Cooper, to the pension trust in 2025 and 2024, respectively, and no such contributions in 2023. DESC expects to make $4 million of minimum required contributions to its qualified pension plan in 2026 and expects to receive reimbursement for such contributions from Santee Cooper.

Net Periodic Benefit Cost

Net periodic benefit cost is recorded utilizing beginning of the year assumptions. Disclosures required for these plans are set forth in the following tables.

Components of Net Periodic Benefit (Credit) Cost

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2025	2024	2023	2025	2024	2023
(millions)
Service cost	$8	$8	$8	$1	$1	$1
Interest cost	33	31	33	8	8	8
Expected return on assets	(41)	(37)	(34)	—	—	—
Amortization of prior service cost	1	—	—	—	—	—
Amortization of actuarial losses (gains)	5	9	12	(4)	(4)	(4)
Net periodic benefit (credit) cost	$6	$11	$19	$5	$5	$5

In connection with regulatory orders, DESC recovers current pension costs through a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations. For retail electric operations, current pension expense is recognized based on amounts collected through a rate rider, and differences between actual pension expense and amounts recognized pursuant to the rider are deferred as a regulatory asset (for under-collections) or regulatory liability (for over-collections) as applicable. In addition, DESC amortizes certain previously deferred pension costs. See Note 3 for additional information.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (net of tax) were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2025	2024	2023	2025	2024	2023
(millions)
Current year actuarial (gain) loss	$—	$—	$(1)	$—	$—	$—
Total recognized in other comprehensive income	$—	$—	$(1)	$—	$—	$—

Other changes in plan assets and benefit obligations recognized in regulatory assets were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2025	2024	2023	2025	2024	2023
(millions)
Current year actuarial (gain) loss	$(1)	$(20)	$(27)	$7	$(5)	$2
Amortization of actuarial gain (loss)	(5)	(8)	(11)	3	3	3
Current year prior service cost	—	6	1	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Total recognized in regulatory assets	$(6)	$(22)	$(37)	$10	$(2)	$5

Significant assumptions used in determining net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2025	2024	2023	2025	2024	2023
Discount rate	5.84%	5.39%	5.69%	5.86%	5.42%	5.70%
Expected return on plan assets	7.35%	7.00%	7.00%	n/a	n/a	n/a
Rate of compensation increase	3.47%	3.54%	3.93%	n/a	n/a	n/a
Crediting interest rate for cash balance plans	4.59%	4.14%	4.44%	n/a	n/a	n/a
Health care cost trend rate				7.00%	7.00%	7.00%
Ultimate health care cost trend rate				5.00%	5.00%	5.00%
Year achieved				2032	2031	2030

Participation in Dominion Energy Defined Benefit Plans

Effective January 2021, eligible DESC employees hired after 2013 began accruing benefits under a cash balance formula within the Dominion Energy Pension Plan, a qualified defined benefit pension plan sponsored by Dominion Energy. In addition, DESC employees hired in 2021 prior to July 2021 are covered by the Dominion Energy Pension Plan. As a participating employer, DESC is subject to Dominion Energy’s funding policy, which is to contribute annually an amount that is in accordance with ERISA. DESC made no contributions to the Dominion Energy Pension Plan during 2025, 2024 or 2023. DESC’s net periodic pension cost related to this plan was $2 million in each of 2025, 2024 and 2023. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in DESC’s Consolidated Statements of Income. The funded status of various Dominion Energy subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Energy subsidiaries. During 2025 and 2024, DESC’s pension and other postretirement benefits obligation includes $9 million and $7 million, respectively, for amounts due to Dominion Energy related to this plan.

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

401(k) Retirement Savings Plan

Effective January 2021, DESC participates in a defined contribution savings plan sponsored by Dominion Energy. Previously, DESC had participated in a defined contribution plan sponsored by SCANA, which was merged into the Dominion Energy plan in December 2020. DESC recognized employer matching contributions of $16 million, $15 million, and $14 million in 2025, 2024 and 2023, respectively.

12. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, DESC is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for DESC to estimate a range of possible loss. For such matters that DESC cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that DESC is able to estimate a range of possible loss. For legal proceedings and governmental examinations that DESC is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. DESC maintains various insurance programs, including general liability insurance coverage which provides coverage for personal injury or wrongful death cases. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent DESC’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on DESC’s financial position, liquidity or results of operations. During the years ended December 31, 2025 and 2023, DESC recorded an inconsequential amount of charges in aggregate for various personal injury or wrongful death cases reflected in other operations and maintenance expense in its Consolidated Statements of Comprehensive Income. During the year ended December 31, 2024, DESC recorded $11 million of such charges. DESC’s Consolidated Balance Sheets at December 31, 2025 and 2024 include $2 million and $10 million, respectively, of insurance receivables reflected in other receivables and $2 million and $7 million, respectively, of reserves reflected in reserves for litigation and regulatory proceedings related to personal injury or wrongful death cases.

Environmental Matters

DESC is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations.

Air

The CAA, as amended, is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation’s air quality. At a minimum, state-established regulatory programs are required to meet applicable requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Many of DESC’s facilities are subject to the CAA’s permitting and other requirements.

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

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the ELG Rule. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the final ELG Rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit

granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the final ELG Rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extended the latest dates for compliance with individual facilities’ compliance dates that would vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. In May 2024, the EPA released a final rule revising the 2015 and 2020 Effluent Limitations Guidelines, establishing more stringent standards for wastewater discharges for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. In December 2025, the EPA released a final rule that, among other things, extended the deadlines promulgated in the May 2024 final rule. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range from 2029 to 2034. DESC expects to complete wastewater treatment technology retrofits and modifications at the Williams generating station, with a similar project at the Wateree generation station under evaluation, to meet the requirements with the existing regulatory framework in South Carolina providing rate recovery mechanisms for costs of the projects. As discussed below, DESC recorded adjustments to its AROs in 2024 in connection with the expected compliance costs associated with the EPA’s May 2024 final rule concerning CCR. DESC expects that such AROs would satisfy any AROs that would have otherwise been necessary for compliance with the EPA’s May 2024 Effluent Limitations Guidelines, as amended by the December 2025 final rule. DESC is currently unable to estimate what costs, if any, may be required in addition to the project for the Williams generating station, a potential project at the Wateree generating station and the recorded AROs to meet the requirements to operate certain facilities past 2034. However, DESC expects that while such costs for facility improvements, if required, could be material to its financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDES or the EPA. In the fourth quarter of 2023, DESC completed the majority of remediation activities at one site. DESC anticipates the remaining activities at that site will be completed in 2026 at an estimated cost of less than $1 million, after which the site will continue to incur ongoing maintenance and monitoring obligations. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and at December 31, 2025, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $32 million and are included in regulatory assets.

Ash Pond and Landfill Closure Costs

In April 2015, the EPA enacted a final rule regulating CCR landfills, existing ash ponds that still receive and manage CCRs, and inactive ash ponds that do not receive, but still store, CCRs. DESC currently has inactive and existing CCR ponds and CCR landfills subject to the final rule at three different facilities. This rule created a legal obligation for DESC to retrofit or close all of its inactive and existing ash ponds over a certain period of time, as well as perform required monitoring, corrective action and post-closure care activities as necessary.

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

Matters Fully Resolved Prior to 2025 Impacting the Consolidated Financial Statements

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In 2021 and 2022, Dominion Energy issued shares of its common stock to partially satisfy its obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In 2022, DESC transferred certain non-utility property to the SCDOR to partially satisfy its obligation under the settlement agreement. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in other income (expense), net (reflected in the Corporate and Other segment) in DESC’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2023. In June 2023, DESC transferred the remaining utility property with a fair value of $11 million to the SCDOR resulting in a gain of $11 million ($8 million after-tax), recorded in other income (expense), net (reflected in the Corporate and Other segment) in DESC’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2023. In July 2023, DESC made a less than $1 million cash payment to the SCDOR to fully satisfy its remaining obligation, including applicable interest, under the settlement agreement.

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

Each nuclear plant is insured against this liability to a maximum of $500 million by American Nuclear Insurers with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is liable for up to $166 million per reactor owned for each nuclear incident occurring at any reactor in the U.S., provided that not more than $25 million of the liability per reactor would be assessed per year. DESC’s maximum assessment, based on its two-thirds ownership of Summer, would be $111 million per incident, but not more than $17 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

DESC currently maintains property insurance policies (for itself and on behalf of Santee Cooper) with NEIL, a mutual insurance company. The policies provide coverage to Summer for property damage and outage costs up to $1.06 billion resulting from an event of nuclear origin and up to $500 million resulting from an event of non-nuclear origin. The NEIL policies are subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. DESC’s maximum retrospective premium assessment for the current policy period is $8 million. DESC currently maintains an excess property insurance policy (for itself and on behalf of Santee Cooper) with EMANI. The policy provides coverage to Summer for property damage and outage costs up to $1 million. The EMANI policy permits retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, DESC’s portion of the retrospective premium assessment would not exceed an inconsequential amount. DESC also purchases accidental outage insurance (for itself and on behalf of Santee Cooper) from NEIL to mitigate certain expenses, including replacement power costs, associated with the prolonged outage of a nuclear unit due to direct physical damage. Under this program, DESC is subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. DESC’s maximum retrospective premium assessment for the current policy period is $2 million.

Santee Cooper, a part-owner of Summer, is responsible to DESC for its share of the nuclear decommissioning obligation and insurance premiums on applicable units, including any retrospective premium assessments and any losses not covered by insurance.

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

Spent Nuclear Fuel

The Nuclear Waste Policy Act of 1982 required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998, and it imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. DESC entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. By mutual agreement of the parties, damage award payments and settlement payments are made until the DOE has accepted the same amount of spent fuel from the facility as if it has fully performed its contractual obligations. In 2025, DESC received payment of $3 million for resolution of its share of claims incurred at Summer for the period of January 1, 2024 through December 31, 2024. In 2024, DESC received payment of $2 million for resolution of its share of claims incurred at Summer for the period of January 1, 2023 through December 31, 2023. In 2023, DESC received payment of $6 million for resolution of its share of claims incurred at Summer for the period of January 1, 2022 through December 31, 2022. At December 31, 2025, the federal government has not accepted any spent fuel from Summer, and it remains unclear when the repository may become available. DESC has constructed an independent spent fuel storage installation to accommodate the spent nuclear fuel output for the life of Summer. DESC may evaluate other technology as it becomes available.

Long-Term Purchase Agreements

At December 31, 2025, DESC had the following long-term commitments that are noncancelable or cancelable only under certain conditions, and that a third party that will provide the contracted goods or services has used to secure financing.

	2026	2027	2028	2029	2030	Thereafter	Total
Purchased electric capacity(1)(2)	$102	$102	$102	$101	$101	$528	$1,036

(1)
Includes affiliated amounts with certain solar facilities of $155 million.
(2)
Commitments represent estimated amounts payable for energy under power purchase contracts with qualifying facilities which expire at various dates through 2040. Energy payments are generally based on fixed dollar amounts per month and totaled $85 million in 2025, $70 million in 2024 and $70 million in 2023.

Surety Bonds

At December 31, 2025, DESC had purchased $24 million of surety bonds. Under the terms of surety bonds, DESC is obligated to indemnify the respective surety bond company for any amounts paid.

13. LEASES

At December 31, 2025 and 2024, DESC had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

At December 31,	2025	2024
(millions)
Lease assets:
Operating lease assets(1)	$22	$20
Finance lease assets(2)	2	3
Total lease assets	$24	$23
Lease liabilities:
Operating lease - current(3)	$5	$3
Operating lease - noncurrent(4)	20	18
Finance lease - current(5)	1	2
Finance lease - noncurrent	1	2
Total lease liabilities	$27	$25

(1)
Included in other deferred debits and other assets in the Consolidated Balance Sheets.
(2)
Included in utility plant, net, in the Consolidated Balance Sheets, net of $11 million and $15 million of accumulated amortization at December 31, 2025 and December 31, 2024, respectively.
(3)
Included in other current liabilities in the Consolidated Balance Sheets.
(4)
Included in other deferred credits and other liabilities in the Consolidated Balance Sheets.
(5)
Included in securities due within one year in the Consolidated Balance Sheets.

For the years ended December 31, 2025, 2024 and 2023, total lease cost consisted of the following:

Year Ended December 31,	2025	2024	2023
(millions)
Finance lease cost:
Amortization	$2	$3	$3
Interest	—	—	—
Operating lease cost	5	4	5
Short-term lease cost	3	1	2
Total lease cost	$10	$8	$10

For the years ended December 31, 2025, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities consisted of the following amounts, included in the Consolidated Statements of Cash Flows:

Year Ended December 31,	2025	2024	2023
(millions)
Operating cash flows from finance leases	$—	$—	$—
Operating cash flows from operating leases	5	4	4
Financing cash flows from finance leases	2	3	4

At December 31, 2025 and 2024, the weighted-average remaining lease term and weighted-average discount rate for finance and operating leases were as follows:

At December 31,	2025	2024
Weighted-average remaining lease term - finance leases	2 years	3 years
Weighted-average remaining lease term - operating leases	14 years	16 years
Weighted-average discount rate - finance leases	3.38%	3.17%
Weighted-average discount rate - operating leases	4.36%	4.34%

Lease liabilities have the following scheduled maturities:

(millions)	Operating	Finance
2026	$5	$1
2027	4	1
2028	3	—
2029	2	—
2030	2	—
After 2030	18	—
Total undiscounted lease payments	34	2
Present value adjustment	(9)	—
Present value of lease liabilities	$25	$2

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

In 2025, DESC reported an inconsequential amount of specific items in the Corporate and Other segment.

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

The following table presents segment information pertaining to DESC’s operations:

	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions)
Year Ended December 31, 2025
Operating Revenue	$3,582	$—	$3,582
Fuel used in electric generation(1)	696	—	696
Purchased power(1)	115	—	115
Gas purchased for resale(1)	302	—	302
Other operations and maintenance(1)(2)	675	—	675
Depreciation and amortization(1)	569	—	569
Other taxes(1)	311	—	311
Total Operating Expenses	2,668	—	2,668
Other income (expense), net(3)	17	—	17
Interest charges, net of AFUDC(1)	273	—	273
Income tax expense(1)	124	—	124
Deferred cost of employee benefit plans, net of tax(3)	—	—	—
Comprehensive Income Attributable to Noncontrolling Interest(3)	28	—	28
Comprehensive Income Available to Common Shareholder	506	—	506
Capital expenditures	1,174	—	1,174
Total assets (billions)	17.9	—	17.9

Year Ended December 31, 2024
Operating Revenue	$3,173	$—	$3,173
Fuel used in electric generation(1)	603	—	603
Purchased power(1)	68	—	68
Gas purchased for resale(1)	245	—	245
Other operations and maintenance(1)(2)	658	59	717
Depreciation and amortization(1)	546	—	546
Other taxes(1)	300	—	300
Total Operating Expenses	2,420	59	2,479
Other income (expense), net(3)	2	(3)	(1)
Interest charges, net of AFUDC(1)	276	—	276
Income tax expense (benefit)(1)	80	(15)	65
Deferred cost of employee benefit plans, net of tax(3)	—	—	—
Comprehensive Income Attributable to Noncontrolling Interest(3)	23	—	23
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	376	(47)	329
Capital expenditures	1,105	—	1,105
Total assets (billions)	17.0	—	17.0

Year Ended December 31, 2023
Operating Revenue	$3,028	$—	$3,028
Fuel used in electric generation(1)	582	—	582
Purchased power(1)	72	—	72
Gas purchased for resale(1)	243	—	243
Other operations and maintenance(1)(2)	626	(24)	602
Depreciation and amortization(1)	531	—	531
Other taxes(1)	292	—	292
Total Operating Expenses	2,346	(24)	2,322
Other income (expense), net(3)	24	—	24
Interest charges, net of AFUDC(1)	250	—	250
Income tax expense(1)	79	6	85
Deferred cost of employee benefit plans, net of tax(3)	1	—	1
Comprehensive Income Attributable to Noncontrolling Interest(3)	21	—	21
Comprehensive Income Available to Common Shareholder	357	18	375
Capital expenditures	957	—	957
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to DESC’s CODM.

(2)
Includes impairment of assets and other charges.
(3)
Items designated are other segment items for each reportable segment.

15. UTILITY PLANT AND NONUTILITY PROPERTY

Major classes of utility plant and other property and their respective balances at December 31, 2025 and 2024 were as follows:

At December 31,	2025	2024
(millions)
Gross utility plant:
Generation	$7,188	$6,635
Transmission	2,447	2,342
Distribution	6,744	6,311
Storage	92	79
General and other	718	651
Intangible	316	282
Construction work in progress	725	899
Nuclear fuel	503	570
Total gross utility plant	$18,733	$17,769
Gross nonutility property	$16	$16

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

At December 31,	2025		2024
	Summer Unit 1		Summer Unit 1
Percent owned	66.7%		66.7%
Plant in service	$1.6	billion	$1.6	billion
Accumulated depreciation	$806	million	$784	million
Construction work in progress	$56	million	$58	million

Included within other receivables on the balance sheet were amounts due to DESC from Santee Cooper for its share of direct expenses. These amounts totaled $25 million at December 31, 2025 and $36 million at December 31, 2024.

Canadys Station

As discussed in Note 3, in December 2025, DESC and Santee Cooper filed an application with the South Carolina Commission for approval of a CPCN to jointly construct and operate Canadys Station. At December 31, 2025, DESC’s Consolidated Balance Sheet includes $10 million reflected in construction work in progress for its share of the total costs.

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

Year Ended December 31,	2025	2024	2023
(millions)
Direct and allocated costs from DES(1)	$242	$222	$222
Operating Revenues – Electric from sales to affiliate	7	7	4
Operating Revenues – Gas from sales to affiliate	1	1	1
Operating Expenses – Other taxes from affiliate	9	8	8
Purchases of electricity from solar affiliates	13	8	13

(1)
Includes capitalized expenditures of $74 million, $57 million and $59 million for the years ended December 31, 2025, 2024 and 2023, respectively.

At December 31,	2025	2024
(millions)
Payable to DES	20	19
Payable to SCANA Corporation	7	7
Derivative assets with affiliates(1)	43	48

(1)
Includes amounts recorded in current derivative assets of $5 million and $4 million at December 31, 2025 and 2024, respectively, and amounts recorded in noncurrent derivative assets of $38 million and $44 million at December 31, 2025 and 2024, respectively.

Certain disclosures regarding tax related affiliate balances are included in Note 2. Borrowings from an affiliate are described in Note 6. Certain disclosures regarding DESC’s participation in SCANA’s noncontributory defined benefit pension plan and unfunded postretirement health care and life insurance programs are included in Note 11.

17. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

Year Ended December 31,	2025	2024	2023
(millions)
Other income	$22	$12	$8
Gains on sales of assets(1)	—	4	32
Other expense	(7)	(19)	(16)
Allowance for equity funds used during construction	2	2	—
Other income (expense), net	$17	$(1)	$24
(1)
Includes amounts recognized in connection with the transfer of property, plant and equipment to satisfy litigation in 2023. See Note 12 for additional information.

Non-service cost components of pension and other postretirement benefits are included in other expense.

See Note 12 for additional information regarding the transfer of utility property to the SCDOR in 2023.

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require DESC’s 2025 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, DESC tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2025, DESC makes the following assertions:

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

Management evaluated DESC’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that DESC maintained effective internal control over financial reporting as of December 31, 2025.

This annual report does not include an attestation report of DESC’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by DESC’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 23, 2026

Item 9B. Other Information

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

Omitted pursuant to General Instructions I.(2)(c).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instructions I.(2)(c).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instructions I.(2)(c).

Item 14. Principal Accountant Fees and Services

The following table presents fees paid to Deloitte & Touche LLP for services related to DESC for the fiscal years ended December 31, 2025 and 2024.

Type of Fees	2025	2024
(millions)
Audit fees	$1.75	$1.67
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1.75	$1.67

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

DESC’s Board of Directors has adopted the Dominion Energy Audit Committee pre-approval policy for its independent auditor’s services and fees and has delegated the execution of this policy to the Dominion Energy Audit Committee. All services performed in 2025 and 2024 by the independent auditor were approved by the Dominion Energy Audit Committee pursuant to the pre-approval policy.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(b)
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

10.02

$7,000,000,000 Sixth Amended and Restated Revolving Credit Agreement, dated as of April 8, 2025, among Dominion Energy, Inc., Virginia Electric and Power Company, Dominion Energy South Carolina, Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, JPMorgan Chase Bank, N.A., Mizuho Bank, LTD., BOFA Securities, Inc., The Bank of Nova Scotia and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the other agents and lenders party thereto (Exhibit 10.1, Form 8-K filed April 9, 2025, File No. 1-3375).

10.03

DES Services Agreement, dated February 20, 2019, by and between South Carolina Electric & Gas Company and Dominion Energy Services, Inc. (Exhibit 10.04, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No. 1-03375).

10.04	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, South Carolina Electric & Gas Company and Santee Cooper (Exhibit 99.2, Form 8-K filed July 28, 2017, File No. 1-3375).

Exhibit
Number	Description
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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 23, 2026, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

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
(Edward H. Baine, Chief Executive Officer)

DATE: February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2026.

Signature	Title
/s/ Robert M. Blue	Director
Robert M. Blue

/s/ W. Keller Kissam	Director
W. Keller Kissam

/s/ Edward H. Baine	Director and Chief Executive Officer
Edward H. Baine

/s/ Steven D. Ridge	Executive Vice President and Chief Financial Officer
Steven D. Ridge

/s/ Gary G. Ratliff, Jr.	Vice President, Controller and Chief Accounting Officer
Gary G. Ratliff, Jr.