Form 10-Q
period 2026-03-31
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2026-05-01
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 24, 2026, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	March 31, 2026	December 31, 2025
ASSETS
Utility plant in service	$17,656	$17,505
Accumulated depreciation and amortization	(6,086)	(6,015)
Construction work in progress	865	725
Nuclear fuel, net of accumulated amortization	193	196
Utility plant, net ($821 and $823 related to VIEs)	12,628	12,411
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	18	16
Assets held in trust, nuclear decommissioning	287	291
Nonutility property and investments, net	305	307
Current Assets:
Cash and cash equivalents	3	—
Receivables:
Customer, net of allowance for uncollectible accounts of $8 and $5	424	459
Affiliated and related party	12	2
Other	97	83
Inventories (at average cost):
Fuel	96	120
Gas storage	29	24
Materials and supplies	253	240
Prepayments	93	94
Derivative assets(1)	121	113
Regulatory assets	445	273
Other current assets	13	16
Total current assets ($95 and $118 related to VIEs)	1,586	1,424
Deferred Debits and Other Assets:
Derivative assets(1)	328	359
Regulatory assets	3,276	3,280
Affiliated receivables	32	30
Other	84	96
Total deferred debits and other assets ($34 and $32 related to VIEs)	3,720	3,765
Total assets	$18,239	$17,907

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	March 31, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding at both dates	$4,338	$4,338
Retained earnings	1,209	1,136
Accumulated other comprehensive loss	(1)	(1)
Total common equity	5,546	5,473
Noncontrolling interest	242	234
Total equity	5,788	5,707
Long-term debt, net	4,668	4,667
Affiliated long-term debt	230	230
Finance leases	1	1
Total long-term debt	4,899	4,898
Total capitalization	10,687	10,605
Current Liabilities:
Short-term borrowings	450	75
Securities due within one year	1	1
Accounts payable	292	232
Affiliated and related party payables	835	769
Customer deposits and customer prepayments	86	88
Taxes accrued	79	264
Interest accrued	90	94
Derivative liabilities	3	2
Regulatory liabilities	173	176
Other	211	288
Total current liabilities	2,220	1,989
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,602	1,539
Asset retirement obligations	1,137	1,123
Pension and other postretirement benefits	117	117
Derivative liabilities	1	1
Regulatory liabilities	2,317	2,343
Other	158	190
Total deferred credits and other liabilities	5,332	5,313
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$18,239	$17,907

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(millions)	2026	2025
Operating Revenue(1)	$1,149	$986
Operating Expenses:
Fuel used in electric generation	269	204
Purchased power(1)	58	22
Gas purchased for resale	176	126
Other operations and maintenance	123	131
Other operations and maintenance – affiliated suppliers	51	43
Depreciation and amortization	149	140
Other taxes(1)	89	82
Total operating expenses	915	748
Operating income	234	238
Other income (expense), net	2	3
Interest charges, net of AFUDC of $5 and $6(1)	72	71
Income before income tax expense	164	170
Income tax expense	33	20
Net Income and Other Comprehensive Income	131	150
Comprehensive Income Attributable to Noncontrolling Interest	8	8
Comprehensive Income Available to Common Shareholder	$123	$142

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(millions)	2026	2025
Operating Activities
Net income	$131	$150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes, net	63	38
Depreciation and amortization	149	140
Amortization of nuclear fuel	5	10
Other adjustments	5	5
Changes in certain assets and liabilities:
Receivables	15	29
Receivables - affiliated and related party	(10)	1
Inventories	6	(4)
Prepayments and deposits, net	(1)	3
Regulatory assets	(199)	(98)
Regulatory liabilities	(36)	(100)
Accounts payable	16	(34)
Accounts payable - affiliated and related party	(1)	12
Taxes accrued	(185)	(181)
Interest accrued	(4)	7
Net realized and unrealized changes related to commodity derivative activities	(4)	98
Other assets and liabilities	7	(22)
Net cash provided by (used in) operating activities	(43)	54
Investing Activities
Property additions and construction expenditures	(319)	(297)
Proceeds from investments and sales or disposals of assets, including asset retirement costs	(16)	(23)
Purchase of investments	(1)	—
Other	—	1
Net cash used in investing activities	(336)	(319)
Financing Activities
Proceeds from issuance of debt	—	450
Dividend to parent	(50)	—
Contribution from parent	—	250
Short-term borrowings, net	375	(40)
Short-term borrowings - affiliated, net	67	(384)
Other	(10)	(4)
Net cash provided by financing activities	382	272
Net increase in cash, restricted cash and equivalents	3	7
Cash, restricted cash and equivalents at beginning of period(1)	—	—
Cash, restricted cash and equivalents at end of period(1)	$3	$7
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued construction expenditures	$112	$73
Operating leases(2)	—	4
(1)
At March 31, 2026, December 31, 2025, March 31, 2025 and December 31, 2024, there were no restricted cash and equivalents balances.
(2)
Finance leases entered into, if any, were inconsequential for all periods presented.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2024	40	$4,088	$689	$(1)	$206	$4,982
Total comprehensive income available to common shareholder			142		8	150
Capital contribution from parent		250				250
March 31, 2025	40	$4,338	$831	$(1)	$214	$5,382

December 31, 2025	40	$4,338	$1,136	$(1)	$234	$5,707
Total comprehensive income available to common shareholder			123		8	131
Dividend to parent			(50)			(50)
March 31, 2026	40	$4,338	$1,209	$(1)	$242	$5,788

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Certain amounts in DESC’s 2025 Consolidated Financial Statements and Notes have been reclassified to conform to the 2026 presentation for comparative purposes; however, such reclassifications did not affect DESC’s net income and other comprehensive income, total assets, liabilities, equity or cash flows.

DESC is a wholly-owned subsidiary of SCANA, which is a wholly-owned subsidiary of Dominion Energy.

DESC manages its daily operations through one primary operating segment: Dominion Energy South Carolina. DESC also reports a Corporate and Other segment. See Note 11 for further discussion on DESC’s operating segments.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Variable Interest Entities

DESC has determined that it has a controlling financial interest in each of GENCO and Fuel Company (which are considered to be VIEs) and, accordingly, DESC’s Consolidated Financial Statements include, after eliminating intercompany balances and transactions, the accounts of DESC, GENCO and Fuel Company. See Note 2 to the Consolidated Financial Statements included in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025 for a description of GENCO and Fuel Company.

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

Significant Accounting Policies

There have been no significant changes from Note 2 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 3 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025.

Electric – Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In February 2026, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2026. In addition, DESC proposed to update its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $36 million. In March 2026, DESC, the South Carolina Office of Regulatory Staff and another party filed a settlement agreement with the South Carolina Commission for approval to make certain adjustments to the February 2026 filing that would result in an inconsequential change to the proposed annual increase. In April 2026, the South Carolina Commission approved the settlement agreement, with rates effective with the first billing cycle of May 2026.

Electric – Other

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2026, DESC filed an application with the South Carolina Commission seeking approval to recover $54 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2026. In April 2026, the South Carolina Commission approved the request, effective with the first billing cycle of May 2026.

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In April 2026, the South Carolina Commission approved DESC’s revised request to adjust this rider to increase annual revenue by $1 million, effective with the first billing cycle of May 2026.

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

(millions)	March 31, 2026	December 31, 2025
Regulatory assets:
NND Project costs(1)	$138	$138
AROs(2)	—	—
Deferred employee benefit plan costs(3)	7	5
Other unrecovered plant(4)	17	18
DSM programs(5)	22	23
Cost of fuel and purchased gas under-collections(6)	211	39
Other	50	50
Regulatory assets - current	445	273
NND Project costs(1)	1,638	1,672
AROs(2)	734	711
Deferred employee benefit plan costs(3)	95	98
Interest rate hedges(7)	166	165
Other unrecovered plant(4)	101	105
DSM programs(5)	49	49
Environmental remediation costs(8)	42	42
Deferred storm damage costs(9)	75	76
Deferred transmission operating costs(10)	69	70
Derivatives(11)	89	91
Other(12)	218	201
Regulatory assets - noncurrent	3,276	3,280
Total regulatory assets	$3,721	$3,553
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	39	33
Reserve for refunds to electric utility customers(15)	25	34
Derivatives(11)	38	30
Other	4	12
Regulatory liabilities - current	173	176
Monetization of guaranty settlement(13)	485	501
Income taxes refundable through future rates(14)	798	808
Asset removal costs(16)	612	604
Reserve for refunds to electric utility customers(15)	122	128
Derivatives(11)	290	294
Other	10	8
Regulatory liabilities - noncurrent	2,317	2,343
Total regulatory liabilities	$2,490	$2,519

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

(4)
Represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. DESC is amortizing these amounts through cost of service rates following depreciation amounts that were designed to recover the retired units cost over their previous estimated remaining useful lives, which was estimated to be through 2025. Based on current projections of remaining decommissioning costs, projected recovery is expected to extend through 2039. In addition, amounts include unrecovered costs of existing meters and equipment retired from service prior to being fully depreciated as part of the Advanced Metering Infrastructure project, which are being recovered through rates through 2028. This amount also includes certain inventory and preliminary survey and investigation charges being amortized through 2026 related to the transition or conversion from coal to gas fired generation at certain facilities. The majority of unamortized amounts are included in rate base and are earning a current return.
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

3. OPERATING REVENUE

DESC’s revenue consists of the following:

Three Months Ended March 31,	2026		2025
(millions)	Electric	Gas	Electric	Gas
Customer class:
Residential	$410	$203	$371	$151
Commercial	262	68	228	54
Industrial	134	10	109	27
Other	38	14	32	8
Revenues from contracts with customers	844	295	740	240
Other revenues	9	1	6	—
Total Operating Revenues	$853	$296	$746	$240

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $6 million and $7 million at March 31, 2026 and December 31, 2025, respectively. During both of the three months ended March 31, 2026 and 2025, DESC recognized revenue of $3 million from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	March 31, 2026	December 31, 2025
Beginning balance	$14	$10
Additional costs	—	4
Amortization	(1)	—
Ending balance	$13	$14

4. EQUITY

For all periods presented, DESC’s authorized shares of common stock, no par value, were 50 million, of which 40.3 million were issued and outstanding, and DESC’s authorized shares of preferred stock, no par value, were 20 million, of which 1,000 shares were issued and outstanding. All outstanding shares of common and preferred stock are held by SCANA.

There have been no material changes to the dividend restrictions affecting DESC described in Note 5 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025.

During the first quarter of 2025, DESC received equity contributions of $250 million from Dominion Energy. DESC primarily used these funds for working capital needs including reducing short-term debt.

5. LONG-TERM AND SHORT-TERM DEBT

DESC’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $7.0 billion joint revolving credit facility. Other than the items discussed below, there have been no significant changes from Note 6 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025.

At March 31, 2026, DESC’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy was as follows:

	Maximum Facility Sub-Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,000	$450	$14

(1)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy and Virginia Power. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At March 31, 2026, the sub-limit for DESC was $900 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed provided that it does not exceed $1.0 billion or such needs may be satisfied through short-term borrowings from Dominion Energy. This credit facility matures in April 2031 in accordance with the extension exercised by the borrowers in April 2026, with the potential to be further extended by the borrowers to April 2032, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $3.0 billion (or the sub-limit, whichever is less) of letters of credit, for working capital and other general corporate purposes. Through May 2026, DESC had $3 million in letters of credit issued and outstanding under this facility.

DESC has FERC approval through March 2027 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $1.8 billion outstanding with maturity dates of one year or less. At March 31, 2026, DESC had issued $450 million in commercial paper supported by its joint revolving credit facility with Dominion Energy as disclosed above and had drawn on $464 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization. In addition, GENCO has FERC approval through March 2027 to issue short-term indebtedness not to exceed $300 million outstanding with maturity dates of one year or less. At March 31, 2026, GENCO had drawn on $79 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2026.

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $300 million and $400 million, respectively. At March 31, 2026 and December 31, 2025, DESC, GENCO and Fuel Company collectively had borrowings outstanding under these agreements totaling $792 million and $724 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. Interest charges associated with these agreements were $11 million for both the three months ended March 31, 2026 and 2025.

6. INCOME TAXES

Other than the following matters, there have been no significant developments regarding DESC’s provision for income taxes, tax-related assets and liabilities and/or unrecognized tax benefits disclosed in Note 7 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

For continuing operations including noncontrolling interests for the three months ended March 31, 2026, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

	Amount	Rate
(millions, except percentages)
U.S. federal statutory tax	$34	21.0%
State and local income taxes, net of federal income tax effect(1)	6	3.4
Nontaxable or nondeductible items:
Regulatory deferrals:
Reversal of excess deferred income taxes	(7)	(4.2)
Other adjustments:
Other	—	(0.1)
Effective tax(2)	$33	20.1%
(1)
State taxes in South Carolina make up the majority (greater than 50%) of the tax effect in this category.
(2)
DESC had no adjustments related to the following disclosure categories: foreign tax effects, effects of changes in tax law or rates enacted in the current period, effects of cross-border tax laws and changes in valuation allowances.

For continuing operations including noncontrolling interests for the three months ended March 31, 2025, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

2025
U.S. statutory rate	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	10.8
Reversal of excess deferred income taxes	(2.4)
Allowance for equity funds used during construction	—
Remeasurements and settlements of uncertain tax positions	(17.5)
Other, net	(0.2)
Effective tax rate	11.7%

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities when applicable. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered at both March 31, 2026 and December 31, 2025, DESC would have been required to post $2 million of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives and non-derivative contracts per contractual terms. DESC had not posted any collateral at March 31, 2026 and December 31, 2025 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash at both March 31, 2026 and December 31, 2025 was $2 million, which does not include the impact of any offsetting asset positions.

The tables below present derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	March 31, 2026				December 31, 2025
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$2	$—	$—	$2	$1	$—	$—	$1
Commodity contracts:
Over-the-counter	187	1	—	186	211	—	—	211
Total derivatives	$189	$1	$—	$188	$212	$—	$—	$212
(1)
Excludes derivative assets of $260 million at both March 31, 2026 and December 31, 2025, which are not subject to master netting or similar arrangements.

	March 31, 2026				December 31, 2025
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$2	$—	$—	$2	$2	$—	$—	$2
Commodity contracts:
Over-the-counter	2	1	—	1	—	—	—	—
Total derivatives	$4	$1	$—	$3	$2	$—	$—	$2

(1)
DESC did not have any derivative liabilities at March 31, 2026, which were not subject to master netting or similar arrangements. Excludes derivative liabilities of $1 million at December 31, 2025, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of derivative activity at March 31, 2026. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis(1)	48	52
Fixed price	13	—
Electricity (MWh in millions):
Fixed price	2	21
Interest rate(2) (in millions)	$300	$71

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

	Assets	Liabilities
(millions)
At March 31, 2026
Current derivatives not under cash flow hedge accounting
Commodity	$121	$2
Interest rate	—	1
Total current derivatives	$121	$3
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$326	$—
Interest rate	2	1
Total noncurrent derivatives	328	1
Total derivatives	$449	$4
At December 31, 2025
Current derivatives not under cash flow hedge accounting
Commodity	$113	$1
Interest rate	—	1
Total current derivatives	$113	$2
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$358	$—
Interest rate	1	1
Total noncurrent derivatives	359	1
Total derivatives	$472	$3

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)(2)
Three Months Ended March 31,	2026	2025
Derivative type and location of gains (losses):
Interest rate	$—	$—
Total	$—	$—

(1)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.
(2)
All derivatives in cash flow hedging relationships have settled and are being amortized over the life of the debt.

Derivatives Not Designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended March 31,	2026	2025
Derivative type and location of gains (losses):
Commodity:
Purchased power	$6	$3
Fuel used in electric generation	11	—
Gas purchased for resale	5	—
Interest rate:
Interest charges	(1)	(1)
Total	$21	$2

(1)
Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.

8. FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

DESC’s fair value measurements are made in accordance with the policies discussed in Note 2 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025. See Note 7 in this report for further information about DESC’s derivatives and hedge accounting activities.

The following table presents DESC’s quantitative information about Level 3 fair value measurements at March 31, 2026. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted-average(1)
Assets
Physical forwards:
Electricity	$260	Discounted cash flow	Market price (per MWh)	(3)	28-101	54
Physical options:
Natural gas(2)	176	Option model	Market price (per Dth)	(3)	2-11	4
			Price volatility	(4)	3% - 74%	45%
Total assets	$436

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

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At March 31, 2026
Assets
Derivatives:
Commodity	$—	$11	$436	$447
Interest rate	—	2	—	2
Investments:
Cash equivalents and other	46	—	—	46
Total assets	$46	$13	$436	$495
Liabilities
Derivatives:
Commodity	$—	$2	$—	$2
Interest rate	—	2	—	2
Total liabilities	$—	$4	$—	$4
At December 31, 2025
Assets
Derivatives:
Commodity	$—	$2	$469	$471
Interest rate	—	1	—	1
Investments:
Cash equivalents and other	46	—	—	46
Total assets	$46	$3	$469	$518
Liabilities
Derivatives:
Commodity	$—	$—	$1	$1
Interest rate	—	2	—	2
Total liabilities	$—	$2	$1	$3

The following table presents the net change in DESC’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended March 31,
	2026	2025
(millions)
Beginning balance	$468	$370
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	6	3
Fuel used in electric generation	7	—
Fuel purchased for resale	3
Included in regulatory assets/liabilities	(3)	(89)
Settlements	(45)	(14)
Ending balance	$436	$270

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three months ended March 31, 2026 and 2025.

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

	March 31, 2026		December 31, 2025
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$4,668	$4,615	$4,667	$4,702
Affiliated long-term debt(3)	230	230	230	230

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

9. EMPLOYEE BENEFIT PLANS

In DESC’s Consolidated Statements of Comprehensive Income, the service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense with the non-service cost components reflected in other income (expense). Components of net periodic benefit cost (credit) recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2026	2025	2026	2025
Service cost	$2	$2	$—	$—
Interest cost	8	9	2	2
Expected return on assets	(11)	(10)	—	—
Amortization of actuarial losses	2	1	—	(1)
Net periodic benefit cost	$1	$2	$2	$1

During the three months ended March 31, 2026, DESC made $1 million of contributions to its qualified pension plan. DESC expects to make $4 million of minimum required contributions to its qualified pension plan in 2026 and expects to receive reimbursement for such contributions from Santee Cooper. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

10. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, DESC is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions or involve significant factual issues that need to be resolved, such that it is not possible for DESC to estimate a range of possible loss. For such matters that DESC cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that DESC is able to estimate a range of possible loss. For legal proceedings and governmental examinations that DESC is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. DESC maintains various insurance programs, including general liability insurance coverage which provides coverage for personal injury or wrongful death cases. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent DESC’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on DESC’s financial position, liquidity or results of operations. DESC’s results of operations reflect the following activity primarily related to various personal injury or wrongful death cases. During the three months ended March 31, 2026 and 2025, DESC recorded less than $1 million of benefits and less than $1 million of charges in aggregate, respectively, reflected in other operations and maintenance expense in its Consolidated Statements of Comprehensive Income. DESC had no insurance receivables at March 31, 2026 and at December 31, 2025 had $2 million of insurance receivables reflected in other receivables in its Consolidated Balance Sheets. DESC had $2 million of reserves at both March 31, 2026 and December 31, 2025 reflected in other current liabilities.

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

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the ELG Rule. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the final ELG Rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the final ELG Rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extended the latest dates for compliance with individual facilities’ compliance dates that would vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. In May 2024, the EPA released a final rule revising the 2015 and 2020 Effluent Limitations Guidelines, establishing more stringent standards for wastewater discharges for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. In December 2025, the EPA released a final rule that, among other things, extended the deadlines promulgated in the May 2024 final rule. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range from 2029 to 2034. DESC expects to complete wastewater treatment technology retrofits and modifications at the Williams generating station, with a similar project at the Wateree generation station under evaluation, to meet the requirements with the existing regulatory framework in South Carolina providing rate recovery mechanisms for costs of the projects. As discussed below, DESC recorded adjustments to its AROs in connection with the expected compliance costs associated with the EPA’s May 2024 final rule concerning CCR. DESC expects that such AROs would satisfy any AROs that would have otherwise been necessary for compliance with the EPA’s May 2024 Effluent Limitations Guidelines, as amended by the December 2025 final rule. DESC is currently unable to estimate what costs, if any, may be required in addition to the project for the Williams generating station, a potential project at the Wateree generating station and the recorded AROs to meet the requirements to operate certain facilities past 2034. However, DESC expects that while such costs for facility improvements, if required, could be material to its financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDES or the EPA. DESC has completed the majority of remediation activities at one site and anticipates the remaining activities will be completed in 2026 at an estimated cost of less than $1 million, after which the site will continue to incur ongoing maintenance and monitoring obligations. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and at March 31, 2026, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $32 million and are included in regulatory assets.

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

In December 2016, legislation was enacted that creates a framework for EPA-approved state CCR permit programs. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. In March 2018, the EPA proposed certain changes to the CCR rule related to issues remanded as part of the pending litigation and other issues the EPA is reconsidering. Several of the proposed changes would allow states with approved CCR permit programs additional flexibility in implementing their programs. In July 2018, the EPA promulgated the first phase of changes to the CCR rule. In August 2018, the U.S. Court of Appeals for the D.C. Circuit issued its decision in the pending challenges of the CCR rule, vacating and remanding to the EPA three provisions of the rule. In May 2024, the EPA released a final rule to regulate inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. DESC believes that it may have inactive or closed units or areas that could be subject to the final rule at up to seven different stations. As discussed in Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, DESC recorded adjustments in its AROs in 2024 in connection with this rule. The actual AROs related to CCRs may vary substantially from the estimates used to record the obligation.

Surety Bonds

At March 31, 2026, DESC had purchased $24 million of surety bonds. Under the terms of surety bonds, DESC is obligated to indemnify the respective surety bond company for any amounts paid.

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

In both the three months ended March 31, 2026 and 2025, DESC reported an inconsequential amount of specific items in the Corporate and Other segment.

The following table presents segment information pertaining to DESC’s operations:

Three Months Ended March 31,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions, unless otherwise noted)
2026
Operating Revenue	$1,149	$—	$1,149
Fuel used in electric generation(1)	269	—	269
Purchased power(1)	58	—	58
Gas purchased for resale(1)	176	—	176
Other operations and maintenance(1)	174	—	174
Depreciation and amortization(1)	149	—	149
Other taxes(1)	89	—	89
Total Operating Expenses	915	—	915
Other income (expense), net(2)	2	—	2
Interest charges, net of AFUDC(1)	72	—	72
Income tax expense (benefit)(1)	38	(5)	33
Comprehensive Income Attributable to Noncontrolling Interest(2)	8	—	8
Comprehensive Income Available to Common Shareholder	118	5	123
Capital expenditures	319	—	319
Total assets (billions)	18.2	—	18.2
2025
Operating Revenue	$986	$—	$986
Fuel used in electric generation(1)	204	—	204
Purchased power(1)	22	—	22
Gas purchased for resale(1)	126	—	126
Other operations and maintenance(1)	174	—	174
Depreciation and amortization(1)	140	—	140
Other taxes(1)	82	—	82
Total Operating Expenses	748	—	748
Other income (expense), net(2)	3	—	3
Interest charges, net of AFUDC(1)	71	—	71
Income tax expense(1)	18	2	20
Comprehensive Income Attributable to Noncontrolling Interest(2)	8	—	8
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	144	(2)	142
Capital expenditures	297	—	297
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

	Three Months Ended March 31,
(millions)	2026	2025
Direct and allocated costs from DES(1)	$72	$62
Operating Revenues - Electric from sales to affiliate	2	1
Operating Expenses - Other taxes from affiliate	4	3
Purchases of electricity from solar affiliates	3	3

(1)
Includes capitalized expenditures of $21 million and $19 million for the three months ended March 31, 2026 and 2025, respectively.

(millions)	March 31, 2026	December 31, 2025
Payable to DES	$22	$20
Payable to SCANA	7	7
Derivative assets with affiliates(1)	42	43

(1)
Includes amounts recorded in current derivative assets of $5 million at both March 31, 2026 and December 31, 2025, and amounts recorded in noncurrent derivative assets of $37 million and $38 million at March 31, 2026 and December 31, 2025, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended March 31,
(millions)	2026	2025
Other income	$4	$5
Other expense	(2)	(2)
Other income (expense), net	$2	$3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses DESC’s results of operations and should be read in conjunction with DESC’s Consolidated Financial Statements. DESC meets the conditions to file under the reduced disclosure format, and therefore has omitted certain sections of MD&A.

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
•
Employee workforce factors, including collective bargaining agreements and labor negotiations with union employees; and
•
Changes in financial or regulatory accounting principles or policies imposed by governing bodies.

Additionally, other risks that may cause actual results to differ materially from predicted results are set forth in Part I. Item 1A. Risk Factors in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Results of Operations

Presented below is a summary of DESC’s results:

	First Quarter
(millions)	2026	2025	$ Change
Net income	$131	$150	$(19)

Overview

First Quarter 2026 vs. 2025

Net income decreased 13%, primarily due to the absence of a benefit associated with the remeasurement of an uncertain tax position.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	First Quarter
(millions)	2026	2025	$ Change
Operating revenues	$1,149	$986	$163
Fuel used in electric generation	269	204	65
Purchased power	58	22	36
Gas purchased for resale	176	126	50
Other operations and maintenance	174	174	—
Depreciation and amortization	149	140	9
Other taxes	89	82	7
Other income (expense), net	2	3	(1)
Interest charges	72	71	1
Income tax expense	33	20	13

An analysis of DESC’s results of operations follows:

First Quarter 2026 vs. 2025

Operating revenues increased 17%, primarily reflecting:

•
A $149 million increase in fuel-related revenue primarily as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($99 million) and gas utility customers ($50 million); and
•
An $8 million increase associated with increased infrastructure cost recovery under the Natural Gas Rate Stabilization Act.

These increases were partially offset by:

•
A $5 million decrease in sales to electric retail customers from the capital cost rider; and
•
A $5 million decrease in sales to gas utility customers associated with economic and other usage factors.

Fuel used in electric generation increased 32%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Purchased power increased $36 million, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 40%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Income tax expense increased 65%, primarily due to the absence of a benefit associated with the remeasurement of an uncertain tax position.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which DESC is a party, which information is incorporated herein by reference:

•
Notes 3 and 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025.
•
Notes 2 and 10 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

DESC’s business is influenced by many factors that are difficult to predict, involve risks and uncertainties that may materially affect actual results and are often beyond its control. A number of these risk factors have been identified in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed on May 1, 2026, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Gary G. Ratliff, Jr.
Date: May 1, 2026		Gary G. Ratliff, Jr.
Vice President, Controller and Chief Accounting Officer