Form 10-Q
period 2026-06-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2026-07-31
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 24, 2026, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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
First NextEra Energy Merger

The transaction whereby Merger Sub Corp will merge with and into Dominion Energy with Dominion Energy continuing as the surviving entity pursuant to the terms and subject to the conditions in the NextEra Energy Merger Agreement and the related plan of merger

Fuel Company	South Carolina Fuel Company, Inc.
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
GW	Gigawatt
Heating degree days	Units measuring the extent to which the average daily temperature is less than 60 degrees Fahrenheit, calculated as the difference between 60 degrees and the average temperature for that day
HSR	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended

Abbreviation or Acronym	Definition
kV	Kilovolt
LLC Sub	CS Holdco, LLC, a wholly-owned subsidiary of NextEra Energy
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger Sub Corp	WG Development Corp., a wholly-owned subsidiary of NextEra Energy
MGD	Million gallons per day
MWh	Megawatt hour
Natural Gas Rate Stabilization Act	Legislation effective February 2005 designed to improve and maintain natural gas service infrastructure to meet the needs of customers in South Carolina
NextEra Energy

NextEra Energy, Inc., one or more of its consolidated subsidiaries (including Merger Sub Corp and LLC Sub) or operating segments, or the entirety of NextEra Energy, Inc. and its consolidated subsidiaries

NextEra Energy Merger	The First NextEra Energy Merger or First NextEra Energy Merger together with the Second NextEra Energy Merger, as applicable
NextEra Energy Merger Agreement	Agreement and Plan of Merger, dated as of May 15, 2026, by and among NextEra Energy and Dominion Energy
NND Project

V. C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

North Carolina Commission	North Carolina Utilities Commission
NRC	U.S. Nuclear Regulatory Commission
NYSE	New York Stock Exchange
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PSD	Prevention of significant deterioration
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries (other than DESC) or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDES	South Carolina Department of Environmental Services
SEC	U.S. Securities and Exchange Commission
Second NextEra Energy Merger

The transaction whereby Dominion Energy will, immediately following the First NextEra Energy Merger, merge with and into LLC Sub with LLC Sub continuing as the surviving entity pursuant to the terms and subject to the conditions in the NextEra Energy Merger Agreement and the related plan of merger

South Carolina Commission	Public Service Commission of South Carolina
Summer	V. C. Summer nuclear power station
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba Corporation (parent company of Westinghouse Electric Company LLC), DESC and Santee Cooper
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Power

The legal entity, Virginia Electric and Power Company, a wholly-owned subsidiary of Dominion Energy, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	June 30, 2026	December 31, 2025
ASSETS
Utility plant in service	$17,836	$17,505
Accumulated depreciation and amortization	(6,162)	(6,015)
Construction work in progress	994	725
Nuclear fuel, net of accumulated amortization	182	196
Utility plant, net ($814 and $823 related to VIEs)	12,850	12,411
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	18	16
Assets held in trust, nuclear decommissioning	301	291
Nonutility property and investments, net	319	307
Current Assets:
Cash and cash equivalents	8	—
Receivables:
Customer, net of allowance for uncollectible accounts of $5 for both periods	457	459
Affiliated and related party	22	2
Other	50	83
Inventories (at average cost):
Fuel	94	120
Gas storage	29	24
Materials and supplies	258	240
Prepayments	145	94
Derivative assets(1)	153	113
Regulatory assets	459	273
Other current assets	13	16
Total current assets ($93 and $118 related to VIEs)	1,688	1,424
Deferred Debits and Other Assets:
Derivative assets(1)	564	359
Regulatory assets	3,408	3,280
Affiliated receivables	33	30
Other	79	96
Total deferred debits and other assets ($31 and $32 related to VIEs)	4,084	3,765
Total assets	$18,941	$17,907

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	June 30, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding at both dates	$4,338	$4,338
Retained earnings	1,170	1,136
Accumulated other comprehensive loss	(1)	(1)
Total common equity	5,507	5,473
Noncontrolling interest	246	234
Total equity	5,753	5,707
Long-term debt, net	4,668	4,667
Affiliated long-term debt	—	230
Finance leases	1	1
Total long-term debt	4,669	4,898
Total capitalization	10,422	10,605
Current Liabilities:
Short-term borrowings	516	75
Securities due within one year	1	1
Accounts payable	237	232
Affiliated and related party payables	1,242	769
Customer deposits and customer prepayments	91	88
Taxes accrued	148	264
Interest accrued	94	94
Derivative liabilities	1	2
Regulatory liabilities	181	176
Other	234	288
Total current liabilities	2,745	1,989
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,619	1,539
Asset retirement obligations	1,351	1,123
Pension and other postretirement benefits	117	117
Derivative liabilities	1	1
Regulatory liabilities	2,360	2,343
Other	326	190
Total deferred credits and other liabilities	5,774	5,313
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$18,941	$17,907

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2026	2025	2026	2025
Operating Revenue(1)	$849	$832	$1,998	$1,818
Operating Expenses:
Fuel used in electric generation	164	155	433	359
Purchased power(1)	37	37	95	59
Gas purchased for resale	46	49	222	175
Other operations and maintenance	121	128	244	259
Other operations and maintenance – affiliated suppliers	45	39	96	82
Depreciation and amortization	153	142	302	282
Other taxes(1)	84	77	173	159
Total operating expenses	650	627	1,565	1,375
Operating income	199	205	433	443
Other income (expense), net	(1)	3	1	6
Interest charges, net of AFUDC of $7, $7, $12 and $13(1)	73	70	145	141
Income before income tax expense	125	138	289	308
Income tax expense	25	31	58	51
Net Income and Other Comprehensive Income	100	107	231	257
Comprehensive Income Attributable to Noncontrolling Interest	4	6	12	14
Comprehensive Income Available to Common Shareholder	$96	$101	$219	$243

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(millions)	2026	2025
Operating Activities
Net income	$231	$257
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	80	63
Depreciation and amortization	302	282
Amortization of nuclear fuel	17	20
Other adjustments	4	7
Changes in certain assets and liabilities:
Receivables	25	(7)
Receivables - affiliated and related party	(20)	2
Inventories	3	(7)
Prepayments and deposits, net	(48)	(38)
Regulatory assets	(195)	(101)
Regulatory liabilities	11	(157)
Accounts payable	(2)	(35)
Accounts payable - affiliated and related party	(8)	(11)
Taxes accrued	(116)	(119)
Interest accrued	—	12
Net realized and unrealized changes related to commodity derivative activities	(77)	106
Pension and other postretirement benefits	—	(1)
Other assets and liabilities	16	(37)
Net cash provided by operating activities	223	236
Investing Activities
Property additions and construction expenditures	(645)	(561)
Proceeds from investments and sales or disposals of assets, including asset retirement costs	(35)	(40)
Purchase of investments	(1)	(3)
Other	2	3
Net cash used in investing activities	(679)	(601)
Financing Activities
Proceeds from issuance of debt	—	450
Dividend to parent	(185)	(40)
Contribution from parent	—	250
Short-term borrowings, net	441	(11)
Short-term borrowings - affiliated, net	251	(270)
Other	(43)	(5)
Net cash provided by financing activities	464	374
Net increase in cash, restricted cash and equivalents	8	9
Cash, restricted cash and equivalents at beginning of period(1)	—	—
Cash, restricted cash and equivalents at end of period(1)	$8	$9
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued construction expenditures	$108	$68
Operating leases(2)	1	4
(1)
At June 30, 2026, December 31, 2025, June 30, 2025 and December 31, 2024, there were no restricted cash and equivalents balances.
(2)
Finance leases entered into, if any, were inconsequential for all periods presented.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
March 31, 2025	40	$4,338	$831	$(1)	$214	$5,382
Total comprehensive income available to common shareholder			101		6	107
Dividend to parent			(40)		—	(40)
June 30, 2025	40	$4,338	$892	$(1)	$220	$5,449

March 31, 2026	40	$4,338	$1,209	$(1)	$242	$5,788
Total comprehensive income available to common shareholder			96		4	100
Dividend to parent			(135)			(135)
June 30, 2026	40	$4,338	$1,170	$(1)	$246	$5,753

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2024	40	$4,088	$689	$(1)	$206	$4,982
Total comprehensive income available to common shareholder			243		14	257
Dividend to parent			(40)			(40)
Capital contribution from parent		250				250
June 30, 2025	40	$4,338	$892	$(1)	$220	$5,449

December 31, 2025	40	$4,338	$1,136	$(1)	$234	$5,707
Total comprehensive income available to common shareholder			219		12	231
Dividend to parent			(185)			(185)
June 30, 2026	40	$4,338	$1,170	$(1)	$246	$5,753

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

Proposed Dominion Energy and NextEra Energy Merger

In May 2026, Dominion Energy entered into the NextEra Energy Merger Agreement pursuant to which Dominion Energy and DESC will become wholly-owned subsidiaries of NextEra Energy upon closing of the NextEra Energy Merger, which is expected in the second half of 2027, contingent upon receipt of regulatory approvals and the satisfaction of other closing conditions as discussed below. The NextEra Energy Merger Agreement requires Dominion Energy to obtain the consent of NextEra Energy, which consent cannot be unreasonably withheld, for certain activities, such as the issuance of debt in excess of a specific amount and certain acquisitions or dispositions, which could affect DESC.

The completion of the NextEra Energy Merger is subject to customary closing conditions, including, among others, approval by the holders of Dominion Energy common stock of the NextEra Energy Merger Agreement and the applicable plan of merger, approval by NextEra Energy shareholders of the issuance of NextEra Energy common stock in connection with the NextEra Energy Merger, expiration or termination of the applicable waiting period under the HSR, receipt of specified regulatory approvals, including the obtaining by Dominion Energy and NextEra Energy of consents and approvals required from the (i) FERC, (ii) NRC (iii) Virginia Commission, (iv) North Carolina Commission and (v) South Carolina Commission, approval for listing on the NYSE of the NextEra Energy common stock to be issued in the NextEra Energy Merger, continued effectiveness of the registration statement on Form S-4 filed by NextEra Energy in connection with the NextEra Energy Merger, accuracy of the parties’ representations and warranties, compliance with covenants, and the absence of a material adverse effect on either Dominion Energy or NextEra Energy. In July 2026, Dominion Energy and NextEra Energy filed for review and approval with FERC, the NRC and the Virginia, North Carolina and South Carolina Commissions. The filings with the Virginia, North Carolina and South Carolina Commissions included proposals for an aggregate amount of $2.25 billion of customer rate credits, including approximately $387 million to customers in South Carolina, for utility customers allocated based on usage and payable over two years following closing along with an aggregate increase in charitable commitments by Dominion Energy of $10 million per year for five years following closing with such amounts to be funded by NextEra Energy.

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

Electric Base Rate Case

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

In May 2026, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a stipulation agreement with the South Carolina Commission for approval. The stipulation agreement provides for a non-fuel, base rate increase of $219 million prior to the effect of South Carolina Commission-ordered DSM reductions effective on and after the first billing cycle of July 2026 and an authorized ROE of 9.99%. In addition, the stipulation agreement includes that DESC will provide to residential customers a one-time refund of $3 million in 2026 and provide to residential customers $1 million in customer assistance in each of 2026 through 2028. DESC recorded charges of $3 million within each of revenue and other income (expense), net with a corresponding regulatory liability of $6 million during the second quarter of 2026. In July 2026, the South Carolina Commission issued an order approving the stipulation agreement. In connection with the approval of DESC’s electric base rate case, depreciation rates have been revised prospectively, which are expected to result in an annual increase to depreciation expense of approximately $26 million.

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

Canadys Station

In December 2025, DESC and Santee Cooper filed an application with the South Carolina Commission for approval of a CPCN to jointly construct and operate Canadys Station. Upon completion, DESC and Santee Cooper will each own a 50% undivided interest in the generating station and its electrical output. The application included an expected total cost of approximately $5 billion, excluding financing costs, with costs split equally between the joint owners for the proposed 2.2 GW facility. In addition, the application seeks approval for the construction of a new 230 kV switchyard and related transmission facilities which are expected to cost approximately $100 million, to be jointly owned by DESC and Santee Cooper, with costs split between the joint owners based on a formula reflecting shared use. In June 2026, the South Carolina Commission approved the request. The related facilities are expected to be placed into service in 2033. The estimated cost and project timelines are subject to refinement through the permitting process and the negotiation of contracts for major construction suppliers.

Electric - Transmission Projects

In June 2026, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to rebuild an 18-mile portion of the existing 230 kV Wateree-Hopkins Transmission Line #1 in Richland County, South Carolina with an estimated total project cost of approximately $25 million. This matter is pending.

In July 2026, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to reconductor five existing corridor lines currently connected to its Jasper substation in Jasper County, South Carolina, consisting of a total of 84 miles of 230 kV transmission lines with an estimated total project cost of approximately $110 million. This matter is pending.

Natural Gas Rates

In June 2026, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2026 with a total revenue requirement of $676 million. This revenue requirement represents a $22 million base rate increase under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2026. This matter is pending.

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

(millions)	June 30, 2026	December 31, 2025
Regulatory assets:
NND Project costs(1)	$138	$138
AROs(2)	—	—
Deferred employee benefit plan costs(3)	6	5
Other unrecovered plant(4)	17	18
DSM programs(5)	23	23
Cost of fuel and purchased gas under-collections(6)	194	39
Other	81	50
Regulatory assets - current	459	273
NND Project costs(1)	1,603	1,672
AROs(2)	935	711
Deferred employee benefit plan costs(3)	94	98
Interest rate hedges(7)	164	165
Other unrecovered plant(4)	98	105
DSM programs(5)	50	49
Environmental remediation costs(8)	35	42
Deferred storm damage costs(9)	74	76
Deferred transmission operating costs(10)	69	70
Derivatives(11)	88	91
Other(12)	198	201
Regulatory assets - noncurrent	3,408	3,280
Total regulatory assets	$3,867	$3,553
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	39	33
Reserve for refunds to electric utility customers(15)	26	34
Derivatives(11)	46	30
Other	3	12
Regulatory liabilities - current	181	176
Monetization of guaranty settlement(13)	468	501
Income taxes refundable through future rates(14)	789	808
Asset removal costs(16)	617	604
Reserve for refunds to electric utility customers(15)	117	128
Derivatives(11)	356	294
Other	13	8
Regulatory liabilities - noncurrent	2,360	2,343
Total regulatory liabilities	$2,541	$2,519

(1)
Reflects expenditures associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from electric service customers over a 20-year period ending in 2039.
(2)
Represents uncollected costs, including deferred depreciation and accretion expense, related to legal obligations associated with the future retirement of generation, transmission and distribution properties. The AROs primarily relate to DESC’s electric generating facilities, including Summer, and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 105 years. In addition, the balance reflects amounts related to the EPA’s May 2024 final rule concerning CCR as discussed in Note 10 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
(9)
Represents storm restoration costs for which DESC expects to receive future recovery. Pursuant to DESC’s retail electric base rate case approved in August 2024, for costs incurred prior to September 2024, DESC expects to receive future recovery through customer rates of approximately $4 million each year through 2034. Prior to July 2026, for costs incurred effective September 2024, DESC received recovery through customer rates of approximately $2 million each year. Pursuant to DESC’s retail electric base rate case approved in July 2026, beginning July 2026 for costs incurred effective September 2024, DESC expects to receive future recovery through customer rates of approximately $9 million each year through 2031. Additionally, beginning July 2026, for costs incurred effective July 2026, DESC will receive future recovery through customer rates of approximately $5 million each year. Unamortized amounts are included in rate base and are earning a current return.
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

3. OPERATING REVENUE

DESC’s revenue consists of the following:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$343	$57	$346	$55	$753	$260	$717	$206
Commercial	246	25	235	26	508	93	463	80
Industrial	115	5	112	3	249	15	221	30
Other	37	12	35	12	75	26	67	20
Revenues from contracts with customers	741	99	728	96	1,585	394	1,468	336
Other revenues	9	—	7	1	18	1	13	1
Total Operating Revenues	$750	$99	$735	$97	$1,603	$395	$1,481	$337

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $6 million and $7 million at June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026 and 2025, DESC recognized revenue of $7 million and $4 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	June 30, 2026	December 31, 2025
Beginning balance	$14	$10
Additional costs	—	4
Amortization	(1)	—
Ending balance	$13	$14

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

At June 30, 2026, DESC’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy was as follows:

	Maximum Facility Sub-Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,000	$516	$3

(1)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy and Virginia Power. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At June 30, 2026, the sub-limit for DESC was $900 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed provided that it does not exceed $1.0 billion or such needs may be satisfied through short-term borrowings from Dominion Energy. This credit facility matures in April 2031 in accordance with the extension exercised by the borrowers in April 2026, with the potential to be further extended by the borrowers to April 2032, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $3.0 billion (or the sub-limit, whichever is less) of letters of credit, for working capital and other general corporate purposes.

DESC has FERC approval through March 2027 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $1.8 billion outstanding with maturity dates of one year or less. At June 30, 2026, DESC had issued $516 million in commercial paper supported by its joint revolving credit facility with Dominion Energy as disclosed above and had drawn on $659 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization. In addition, GENCO has FERC approval through March 2027 to issue short-term indebtedness not to exceed $300 million outstanding with maturity dates of one year or less. At June 30, 2026, GENCO had drawn on $74 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. These letters of credit expire, subject to renewal, in the fourth quarter of 2026.

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $300 million and $400 million, respectively. At June 30, 2026 and December 31, 2025, DESC, GENCO and Fuel Company collectively had borrowings outstanding under these agreements totaling $975 million and $724 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. Interest charges associated with these agreements were $11 million for both the three months ended June 30, 2026 and 2025, respectively, and $22 million for both the six months ended June 30, 2026 and 2025.

6. INCOME TAXES

Other than the following matters, there have been no significant developments regarding DESC’s provision for income taxes, tax-related assets and liabilities and/or unrecognized tax benefits disclosed in Note 7 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025.

For continuing operations including noncontrolling interests for the six months ended June 30, 2026, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

	Amount	Rate
(millions, except percentages)
U.S. federal statutory tax	$61	21.0%
State and local income taxes, net of federal income tax effect(1)	10	3.4
Nontaxable or nondeductible items:
Regulatory deferrals:
Reversal of excess deferred income taxes	(12)	(4.3)
Other adjustments:
Other	(1)	—
Effective tax(2)	$58	20.1%
(1)
State taxes in South Carolina make up the majority (greater than 50%) of the tax effect in this category.
(2)
DESC had no adjustments related to the following disclosure categories: foreign tax effects, effects of changes in tax law or rates enacted in the current period, effects of cross-border tax laws and changes in valuation allowances.

For continuing operations including noncontrolling interests for the six months ended June 30, 2025, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

2025
U.S. statutory rate	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	7.7
Reversal of excess deferred income taxes	(2.7)
Remeasurements and settlements of uncertain tax positions	(9.7)
Other, net	0.1
Effective tax rate	16.4%

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities when applicable. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered at June 30, 2026 and December 31, 2025, DESC would have been required to post $1 million and $2 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives and non-derivative contracts per contractual terms. DESC had not posted any collateral at June 30, 2026 and December 31, 2025 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash at June 30, 2026 and December 31, 2025 was $1 million and $2 million, respectively, which does not include the impact of any offsetting asset positions.

The tables below present derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	June 30, 2026				December 31, 2025
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$5	$—	$—	$5	$1	$—	$—	$1
Commodity contracts:
Over-the-counter	375	1	—	374	211	—	—	211
Total derivatives	$380	$1	$—	$379	$212	$—	$—	$212
(1)
Excludes derivative assets of $337 million and $260 million at June 30, 2026 and December 31, 2025, respectively, which are not subject to master netting or similar arrangements.

	June 30, 2026				December 31, 2025
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$1	$—	$—	$1	$2	$—	$—	$2
Commodity contracts:
Over-the-counter	1	1	—	—	—	—	—	—
Total derivatives	$2	$1	$—	$1	$2	$—	$—	$2

(1)
DESC did not have any derivative liabilities at June 30, 2026, which were not subject to master netting or similar arrangements. Excludes derivative liabilities of $1 million at December 31, 2025, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of derivative activity at June 30, 2026. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis(1)	147	1,639
Fixed price	7	—
Electricity (MWh in millions):
Fixed price	2	21
Interest rate(2) (in millions)	$300	$71

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

	Assets	Liabilities
(millions)
At June 30, 2026
Current derivatives not under cash flow hedge accounting
Commodity	$152	$1
Interest rate	1	—
Total current derivatives	$153	$1
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$560	$—
Interest rate	4	1
Total noncurrent derivatives	564	1
Total derivatives	$717	$2
At December 31, 2025
Current derivatives not under cash flow hedge accounting
Commodity	$113	$1
Interest rate	—	1
Total current derivatives	$113	$2
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$358	$—
Interest rate	1	1
Total noncurrent derivatives	359	1
Total derivatives	$472	$3

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)(2)
Three Months Ended June 30,	2026	2025
Derivative type and location of gains (losses):
Interest rate	$1	$1
Total	$1	$1
Six Months Ended June 30,
Derivative type and location of gains (losses):
Interest rate	$1	$1
Total	$1	$1

(1)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.
(2)
All derivatives in cash flow hedging relationships have settled and are being amortized over the life of the debt.

Derivatives Not Designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended June 30,	2026	2025
Derivative type and location of gains (losses):
Commodity:
Purchased power	$5	2
Fuel used in electric generation	(7)	—
Gas purchased for resale	(3)	—
Interest rate:
Interest charges	—	—
Total	$(5)	$2
Six Months Ended June 30,
Derivative type and location of gains (losses):
Commodity:
Purchased power	$11	$5
Fuel used in electric generation	4	—
Gas purchased for resale	2	—
Interest rate:
Interest charges	(1)	(1)
Total	$16	$4

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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at June 30, 2026. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility and credit spreads.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted-average(1)
Assets
Physical forwards:
Electricity	$337	Discounted cash flow	Market price (per MWh)	(3)	30-109	59

Physical options:
Natural gas(2)	366	Option model	Market price (per Dth)	(3)	2-11	4
			Credit spread	(4)	0%-3%	2%
			Price volatility	(5)	3% -80%	65%
Total assets	$703

(1)
Averages weighted by volume.
(2)
Includes basis.
(3)
Represents market prices beyond defined terms for Levels 1 and 2.
(4)
Represents credit spreads unrepresented in published markets.
(5)
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

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At June 30, 2026
Assets
Derivatives:
Commodity	$—	$9	$703	$712
Interest rate	—	5	—	5
Investments:
Cash equivalents and other	48	—	—	48
Total assets	$48	$14	$703	$765
Liabilities
Derivatives:
Commodity	$—	$1	$—	$1
Interest rate	—	1	—	1
Total liabilities	$—	$2	$—	$2
At December 31, 2025
Assets
Derivatives:
Commodity	$—	$2	$469	$471
Interest rate	—	1	—	1
Investments:
Cash equivalents and other	46	—	—	46
Total assets	$46	$3	$469	$518
Liabilities
Derivatives:
Commodity	$—	$—	$1	$1
Interest rate	—	2	—	2
Total liabilities	$—	$2	$1	$3

The following table presents the net change in DESC’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(millions)
Beginning balance	$436	$270	$468	$370
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	5	2	11	5
Fuel used in electric generation	(8)	(1)	(1)	(1)
Gas purchased for resale	(3)	—	—	—
Included in regulatory assets/liabilities	74	5	71	(84)
Settlements	(11)	(11)	(56)	(25)
Purchases	210	—	210	—
Ending balance	$703	$265	$703	$265

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for both the three and six months ended June 30, 2026 and 2025.

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

	June 30, 2026		December 31, 2025
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$4,668	$4,640	$4,667	$4,702
Affiliated long-term debt(3)	230	230	230	230

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

9. EMPLOYEE BENEFIT PLANS

In DESC’s Consolidated Statements of Comprehensive Income, the service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense with the non-service cost components reflected in other income (expense). Components of net periodic benefit cost (credit) recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2026	2025	2026	2025
Service cost	$2	$2	$—	$—
Interest cost	8	8	2	2
Expected return on assets	(11)	(11)	—	—
Amortization of prior service (credit) cost	1	—	—	—
Amortization of actuarial losses	1	2	(1)	(1)
Net periodic benefit cost	$1	$1	$1	$1
Six Months Ended June 30,
Service cost	$4	$4	$—	$—
Interest cost	16	17	4	4
Expected return on assets	(22)	(21)	—	—
Amortization of prior service (credit) cost	1	—	—	—
Amortization of actuarial losses	3	3	(1)	(2)
Net periodic benefit cost	$2	$3	$3	$2

During the three and six months ended June 30, 2026, DESC made $1 million and $2 million, respectively, of contributions to its qualified pension plan. DESC expects to make $4 million of minimum required contributions to its qualified pension plan in 2026 and expects to receive reimbursement for such contributions from Santee Cooper. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

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

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the ELG Rule. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the final ELG Rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the final ELG Rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extended the latest dates for compliance with individual facilities’ compliance dates that would vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. In May 2024, the EPA released a final rule revising the 2015 and 2020 Effluent Limitations Guidelines, establishing more stringent standards for wastewater discharges for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. In December 2025, the EPA released a final rule that, among other things, extended the deadlines promulgated in the May 2024 final rule. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range from 2029 to 2034. DESC expects to complete wastewater treatment technology retrofits and modifications at the Williams generating station, with a similar project at the Wateree generation station under evaluation, to meet the requirements with the existing regulatory framework in South Carolina providing rate recovery mechanisms for costs of the projects. DESC expects that its recorded AROs, which reflect compliance costs associated with the EPA’s May 2024 final rule concerning CCR, would satisfy any AROs that would have otherwise been necessary for compliance with the EPA’s May 2024 Effluent Limitations Guidelines, as amended by the December 2025 final rule. DESC is currently unable to estimate what costs, if any, may be required in addition to the project for the Williams generating station, a potential project at the Wateree generating station and the recorded AROs to meet the requirements to operate certain facilities past 2034. However, DESC expects that while such costs for facility improvements, if required, could be material to its financial condition and/or cash flows, the existing regulatory framework in South Carolina provides rate recovery mechanisms that could substantially mitigate any such impacts.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDES or the EPA. DESC has completed the majority of remediation activities at one site and anticipates the remaining activities will be completed in 2026 at an estimated cost of less than $1 million, after which the site will continue to incur ongoing maintenance and monitoring obligations. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and at June 30, 2026, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $31 million and are included in regulatory assets.

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

In December 2016, legislation was enacted that creates a framework for EPA-approved state CCR permit programs. In August 2017, the EPA issued interim guidance outlining the framework for state CCR program approval. The EPA has enforcement authority until state programs are approved. The EPA and states with approved programs both will have authority to enforce CCR requirements under their respective rules and programs. In September 2017, the EPA agreed to reconsider portions of the CCR rule in response to two petitions for reconsideration. In March 2018, the EPA proposed certain changes to the CCR rule related to issues remanded as part of the pending litigation and other issues the EPA is reconsidering. Several of the proposed changes would allow states with approved CCR permit programs additional flexibility in implementing their programs. In July 2018, the EPA promulgated the first phase of changes to the CCR rule. In August 2018, the U.S. Court of Appeals for the D.C. Circuit issued its decision in the pending challenges of the CCR rule, vacating and remanding to the EPA three provisions of the rule. In May 2024, the EPA released a final rule to regulate inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. DESC believes that it may have inactive or closed units or areas that could be subject to the final rule at up to seven different stations. As discussed in Note 12 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025, DESC’s AROs reflect the expected impacts of this rule. Additionally, in the second quarter of 2026, DESC revised its estimated cash flow projections for its AROs to reflect updated information concerning two facilities. As a result, DESC recorded a $203 million increase to its AROs with a corresponding increase to regulatory assets. The actual AROs related to CCRs may vary substantially from the estimates used to record the obligation.

Surety Bonds

At June 30, 2026, DESC had purchased $24 million of surety bonds. Under the terms of surety bonds, DESC is obligated to indemnify the respective surety bond company for any amounts paid.

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

In both the six months ended June 30, 2026 and 2025, DESC reported an inconsequential amount of specific items in the Corporate and Other segment.

The following tables present segment information pertaining to DESC’s operations:

Three Months Ended June 30,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions, unless otherwise noted)
2026
Operating Revenue	$852	$(3)	$849
Fuel used in electric generation(1)	164	—	164
Purchased power(1)	37	—	37
Gas purchased for resale(1)	46	—	46
Other operations and maintenance(1)	166	—	166
Depreciation and amortization(1)	153	—	153
Other taxes(1)	84	—	84
Total Operating Expenses	650	—	650
Other income (expense), net(2)	2	(3)	(1)
Interest charges, net of AFUDC(1)	73	—	73
Income tax expense (benefit)(1)	26	(1)	25
Comprehensive Income Attributable to Noncontrolling Interest(2)	4	—	4
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	101	(5)	96
Total assets (billions)	18.9	—	18.9
2025
Operating Revenue	$832	$—	$832
Fuel used in electric generation(1)	155	—	155
Purchased power(1)	37	—	37
Gas purchased for resale(1)	49	—	49
Other operations and maintenance(1)	167	—	167
Depreciation and amortization(1)	142	—	142
Other taxes(1)	77	—	77
Total Operating Expenses	627	—	627
Other income (expense), net(2)	3	—	3
Interest charges, net of AFUDC(1)	70	—	70
Income tax expense(1)	29	2	31
Comprehensive Income Attributable to Noncontrolling Interest(2)	6	—	6
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	103	(2)	101
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to DESC’s CODM.
(2)
Items designated are other segment items for each reportable segment.

Six Months Ended June 30,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions, unless otherwise noted)
2026
Operating Revenue	$2,001	$(3)	$1,998
Fuel used in electric generation(1)	433	—	433
Purchased power(1)	95	—	95
Gas purchased for resale(1)	222	—	222
Other operations and maintenance(1)	340	—	340
Depreciation and amortization(1)	302	—	302
Other taxes(1)	173	—	173
Total Operating Expenses	1,565	—	1,565
Other income (expense), net(2)	4	(3)	1
Interest charges, net of AFUDC(1)	145	—	145
Income tax expense (benefit)(1)	64	(6)	58
Comprehensive Income Attributable to Noncontrolling Interest(2)	12	—	12
Comprehensive Income Available to Common Shareholder	219	—	219
Capital expenditures	645	—	645
Total assets (billions)	18.9	—	18.9
2025
Operating Revenue	$1,818	$—	$1,818
Fuel used in electric generation(1)	359	—	359
Purchased power(1)	59	—	59
Gas purchased for resale(1)	175	—	175
Other operations and maintenance(1)	341	—	341
Depreciation and amortization(1)	282	—	282
Other taxes(1)	159	—	159
Total Operating Expenses	1,375	—	1,375
Other income (expense), net(2)	6	—	6
Interest charges, net of AFUDC(1)	141	—	141
Income tax expense(1)	47	4	51
Comprehensive Income Attributable to Noncontrolling Interest(2)	14	—	14
Comprehensive Income (Loss) Available (Attributable) to Common Shareholder	247	(4)	243
Capital expenditures	561	—	561
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

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2026	2025	2026	2025
Direct and allocated costs from DES(1)	$64	$58	$136	$120
Operating Revenues - Electric from sales to affiliate	2	2	4	3
Operating Revenues - Gas from sales to affiliate	1	1	1	1
Operating Expenses - Other taxes from affiliate	2	2	6	5
Purchases of electricity from solar affiliates	5	4	8	7

(1)
Includes capitalized expenditures of $19 million for both the three months ended June 30, 2026 and 2025 and $40 million and $38 million for the six months ended June 30, 2026 and 2025, respectively.

(millions)	June 30, 2026	December 31, 2025
Payable to DES	$17	$20
Payable to SCANA	7	7
Derivative assets with affiliates(1)	52	43

(1)
Includes amounts recorded in current derivative assets of $6 million and $5 million at June 30, 2026 and December 31, 2025, respectively, and amounts recorded in noncurrent derivative assets of $46 million and $38 million at June 30, 2026 and December 31, 2025, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2026	2025	2026	2025
Other income	$4	$2	$8	$7
Gains on sales of assets	2	1	2	1
Other expense	(7)	(1)	(9)	(3)
Allowance for equity funds used during construction	—	1	—	1
Other income (expense), net	$(1)	$3	$1	$6

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

DESC makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•
The impacts of the proposed NextEra Energy Merger, including certain covenants in the NextEra Energy Merger Agreement, and any related uncertainties and disruptions on DESC’s business, including on Dominion Energy or DESC’s ability to hire and retain employees and/or on DESC’s relationships with regulators and other governmental agencies, customers, suppliers, vendors and/or other third parties;
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
•
Changes in operating, maintenance or construction costs;
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

Additionally, other risks that may cause actual results to differ materially from predicted results are set forth in Part I. Item 1A. Risk Factors in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025 and Part II Item 1A. Risk Factors in this report.

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

Results of Operations

Presented below is a summary of DESC’s results:

	Second Quarter			Year-To-Date
(millions)	2026	2025	$ Change	2026	2025	$ Change
Net income	$100	$107	$(7)	$231	$257	$(26)

Overview

Second Quarter 2026 vs. 2025

Net income decreased 7% with no transactions or events contributing to a significant change in net income.

Year-To-Date 2026 vs. 2025

Net income decreased 10%, primarily due to the absence of a benefit associated with the remeasurement of an uncertain tax position and a decrease from the impacts of the capital cost rider, partially offset by increased infrastructure cost recovery under the Natural Gas Rate Stabilization Act.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Second Quarter			Year-To-Date
(millions)	2026	2025	$ Change	2026	2025	$ Change
Operating revenues	$849	$832	$17	$1,998	$1,818	$180
Fuel used in electric generation	164	155	9	433	359	74
Purchased power	37	37	—	95	59	36
Gas purchased for resale	46	49	(3)	222	175	47
Other operations and maintenance	166	167	(1)	340	341	(1)
Depreciation and amortization	153	142	11	302	282	20
Other taxes	84	77	7	173	159	14
Other income (expense), net	(1)	3	(4)	1	6	(5)
Interest charges	73	70	3	145	141	4
Income tax expense	25	31	(6)	58	51	7

An analysis of DESC’s results of operations follows:

Second Quarter 2026 vs. 2025

Operating revenues increased 2%, primarily reflecting:

•
An $11 million increase in non-fuel base rates resulting from the settlement of the 2026 electric base rate case; and
•
A $6 million increase in fuel-related revenue as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers.

These increases were partially offset by:

•
An $11 million decrease from the impacts of the capital cost rider; and
•
A $5 million decrease in sales to electric utility retail customers, primarily attributable to a decrease in cooling degree days during the cooling season.

Income tax expense decreased 19%, primarily due to lower pre-tax income.

Year-To-Date 2026 vs. 2025

Operating revenues increased 10%, primarily reflecting:

•
A $152 million increase in fuel-related revenue primarily as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($105 million) and gas utility customers ($47 million);

•
An $11 million increase in non-fuel base rates resulting from the settlement of the 2026 electric base rate case;
•
A $10 million increase associated with increased infrastructure cost recovery under the Natural Gas Rate Stabilization Act;
•
A $6 million increase in sales to electric utility retail customers associated with economic and other usage factors; and
•
A $6 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $16 million decrease from the impacts of the capital cost rider; and
•
A $6 million decrease in sales to electric utility retail customers, primarily attributable to a decrease in cooling degree days during the cooling season.

Fuel used in electric generation increased 21%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Purchased power increased 61%, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 27%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other income, net decreased 83%, primarily due to a charge for future increased customer assistance to residential customers associated with the settlement of the 2026 electric base rate case.

Income tax expense increased 14%, primarily due to the absence of a benefit associated with the remeasurement of an uncertain tax position ($18 million), partially offset by lower pre-tax income ($9 million).

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

ITEM 1A. RISK FACTORS

DESC’s business is influenced by many factors that are difficult to predict, involve risks and uncertainties that may materially affect actual results and are often beyond its control. A number of these risks and uncertainties have been identified in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025, which should be taken into consideration when reviewing the information contained in this report. Other than the risk factors discussed below, there have been no material changes with regard to the risk factors previously disclosed in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

Merger Risks

The completion of the NextEra Energy Merger is subject to the receipt of consents, approvals and/or findings from governmental entities, which may impose conditions that could have an adverse effect on DESC or could cause either NextEra Energy or Dominion Energy to abandon the NextEra Energy Merger. NextEra Energy and Dominion Energy are not required to and cannot complete the NextEra Energy Merger until after the applicable waiting period under the HSR expires or terminates and the requisite authorizations, approvals, consents and/or permits are received from the FERC, NRC, Virginia Commission, North Carolina Commission and South Carolina Commission. Any of the relevant governmental entities may oppose the NextEra Energy Merger, fail to approve the NextEra Energy Merger, fail to make required findings in favor of the NextEra Energy Merger, or impose certain requirements or obligations as conditions for their consent, approval or findings or in connection with their review. Regulatory approvals of the NextEra Energy Merger or findings with respect to the NextEra Energy Merger may not be obtained on a timely basis or at all, and such approvals or findings may include conditions that could have an adverse effect on DESC, and/or result in the abandonment of the NextEra Energy Merger. No assurance can be given that the parties will obtain the necessary approvals or findings or that any required conditions will not have an adverse effect on NextEra Energy following the NextEra Energy Merger.

Subject to the terms and conditions set forth in the NextEra Energy Merger Agreement, the NextEra Energy Merger Agreement may require NextEra Energy to accept conditions from regulators that could adversely impact NextEra Energy after the NextEra Energy Merger without either of NextEra Energy or Dominion Energy having the right to refuse to close the NextEra Energy Merger on the basis of those regulatory conditions, except that NextEra Energy is generally not required, and Dominion Energy is generally not required to and not permitted to, without NextEra Energy’s prior written consent, take any action or accept any condition that constitutes a “burdensome condition” (as defined in the NextEra Energy Merger Agreement).

No assurance can be provided that these risks will not materialize and either adversely impact DESC prior to or NextEra Energy after the completion of the NextEra Energy Merger or result in the abandonment of the NextEra Energy Merger and adversely impact the results of operations, cash flows and financial condition of DESC if the required authorizations, approvals, consents and/or permits are not obtained or received.

The obligations of each of NextEra Energy and Dominion Energy to complete the NextEra Energy Merger are subject to a number of conditions, which, if not fulfilled, or not fulfilled in a timely manner, may delay closing or result in termination of the NextEra Energy Merger Agreement. Completion of the NextEra Energy Merger is contingent upon the satisfaction or waiver of various closing conditions, including (i) approval of the NextEra Energy Merger Agreement and the plan of merger relating to the First NextEra Energy Merger by the holders of a majority of the outstanding shares of Dominion Energy common stock entitled to vote thereon, (ii) approval of the issuance of the shares of NextEra Energy common stock to be issued in the NextEra Energy Merger by the holders of a majority of the votes cast by the holders of the outstanding shares of NextEra Energy common stock entitled to vote thereon in accordance with the rules and regulations of the NYSE, (iii) the expiration or termination of any applicable waiting period under the HSR, (iv) receipt of specified consents of the FERC, NRC, Virginia Commission, North Carolina Commission and South Carolina Commission, in each case, without the imposition, individually or in the aggregate, of a “burdensome condition” (as defined in the NextEra Energy Merger Agreement), (v) the absence of legal restraints prohibiting the First NextEra Energy Merger, (vi) approval for listing on the NYSE of the shares of NextEra Energy common stock to be issued in the First NextEra Energy Merger, (vii) the continued effectiveness of the registration statement on Form S-4 filed by NextEra Energy in connection with the NextEra Energy Merger, (viii) the accuracy of each party’s representations and warranties (subject to certain materiality and knowledge qualifiers) and compliance by each party with its covenants under the NextEra Energy Merger Agreement in all material respects and (ix) the absence of a material adverse effect with respect to either Dominion Energy or NextEra Energy.

Many of the conditions to closing of the NextEra Energy Merger are not within either NextEra Energy or Dominion Energy’s control, and DESC cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the outside date specified in the NextEra Energy Merger Agreement, it is possible that the NextEra Energy Merger Agreement may be terminated. Although NextEra Energy and Dominion Energy have agreed in the NextEra Energy Merger Agreement to use reasonable best efforts, subject to certain limitations, to consummate the NextEra Energy Merger, these and other conditions to the closing of the NextEra Energy Merger may fail to be satisfied. In addition, satisfying the conditions to and completing the NextEra Energy Merger may take longer and could cost more than NextEra Energy and Dominion Energy expect. Furthermore, the requirements for obtaining the required clearances and approvals could delay the closing of the NextEra Energy Merger for a significant period of time or prevent the NextEra Energy Merger from closing at all. Any delay in completing the NextEra Energy merger may adversely affect the benefits that NextEra Energy and Dominion Energy expect to achieve if the NextEra Energy Merger and the integration of the companies’ respective businesses are completed within the expected timeframe. There can be no assurance that all required regulatory approvals will be obtained prior to the termination date under the NextEra Energy Merger Agreement.

Uncertainties associated with the NextEra Energy Merger may cause a loss of management personnel and other key employees of NextEra Energy, Dominion Energy or DESC, which could adversely affect DESC or the future business and operations of the combined company. NextEra Energy, Dominion Energy and DESC are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The combined company’s success after the NextEra Energy Merger will depend in part upon its ability to retain key management personnel and other key employees. Current and prospective employees of NextEra Energy, Dominion Energy or DESC may experience uncertainty about their roles within the combined company following the NextEra Energy Merger or other concerns regarding the timing and closing of the NextEra Energy Merger or the operations of the combined company following the NextEra Energy Merger, any of which may have an adverse effect on the ability of NextEra Energy, Dominion Energy or DESC to retain or attract key management and other key personnel. In addition, the loss of key personnel of NextEra Energy, Dominion Energy or DESC could diminish the anticipated benefits of the NextEra Energy Merger and may make the integration of the companies more difficult. Furthermore, the combined company may have to incur significant costs in identifying, hiring and retaining replacements for departing personnel and may lose significant expertise and talent relating to the business of each of NextEra Energy, Dominion Energy and DESC. No assurance can be given that the combined company will be able to retain or attract key management personnel and other key employees of NextEra Energy, Dominion Energy or DESC to the same extent that NextEra Energy, Dominion Energy and DESC have previously been able to retain or attract their own employees.

The business relationships of NextEra Energy, Dominion Energy and DESC may be subject to disruption due to uncertainty associated with the NextEra Energy Merger, which could have a material adverse effect on the results of operations, cash flows and financial position of Dominion Energy or DESC pending the NextEra Energy Merger and of the combined company following the NextEra Energy Merger. Parties with which NextEra Energy, Dominion Energy or DESC do business may experience uncertainty associated with the NextEra Energy Merger, including with respect to current or future business relationships with NextEra Energy, Dominion Energy or DESC. The business relationships of Dominion Energy, DESC and NextEra Energy may be subject to disruption as customers, distributors, suppliers, vendors, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than NextEra Energy, Dominion Energy or DESC prior to or following the NextEra Energy Merger. These disruptions could have a material adverse effect on the results of operations, cash flows and financial position of DESC, regardless of whether the NextEra Energy Merger is completed, as well as a material adverse effect on the combined company’s ability to realize the expected benefits of the NextEra Energy Merger. The risk, and adverse effect, of any disruption could be exacerbated by a delay in closing of the NextEra Energy Merger or termination of the NextEra Energy Merger Agreement.

The NextEra Energy Merger Agreement subjects Dominion Energy and DESC to restrictions on their respective business activities prior to closing of the NextEra Energy Merger. The NextEra Energy Merger Agreement subjects Dominion Energy, and potentially DESC, to restrictions on their respective business activities prior to closing of the NextEra Energy Merger. The NextEra Energy Merger Agreement obligates Dominion Energy (including DESC) to, among other things, carry on its business in all material respects in the ordinary course of business consistent with past practice and use commercially reasonable efforts to preserve intact its business organization, maintain adequate and comparable insurance coverage, preserve its relationships with its employees, counterparties, customers and suppliers and governmental entities with jurisdiction over it. The NextEra Energy Merger Agreement also restricts Dominion Energy, and potentially DESC, from taking certain corporate actions pending the closing date. These restrictions could prevent DESC from pursuing certain business opportunities that arise prior to the effective time and are outside the ordinary course of business.

Failure to complete the NextEra Energy Merger could have a material adverse effect on Dominion Energy or DESC’s results of operations, cash flows and financial positions. If the NextEra Energy Merger is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or if the NextEra Energy shareholders or applicable Dominion Energy shareholders fail to approve the applicable proposals, the ongoing businesses of Dominion Energy and/or DESC may be materially adversely affected and, without realizing any of the benefits of having completed the NextEra Energy Merger, Dominion Energy and/or DESC would be subject to a number of risks, including the following:

• Dominion Energy or DESC may experience negative reactions from the financial markets, including adverse changes in their credit ratings or outlook, increases in their costs of borrowing or limitations on their ability to access the short- or long-term debt markets;

• Dominion Energy or DESC may experience negative reactions from regulators or other governmental agencies or government officials;

• Dominion Energy or DESC may experience negative reactions from their respective customers, distributors, suppliers, vendors, joint venture partners and other business partners; and

• matters relating to the NextEra Energy Merger (including integration planning) require substantial commitments of time and resources by management, which may distract management from ongoing business operations and pursuing other opportunities that could have been beneficial to Dominion Energy or DESC.

If the NextEra Energy Merger is not completed, the risks described above may materialize and they could have a material adverse effect on DESC’s results of operations, cash flows, and financial position.

NextEra Energy may be unable to integrate the business of Dominion Energy (including DESC) successfully or realize the anticipated benefits of the NextEra Energy Merger. The NextEra Energy Merger involves the combination of companies that currently operate as independent public companies. The combination of independent businesses is complex, costly and time consuming, and each of NextEra Energy and Dominion Energy (including DESC) will be required to devote significant management attention and resources to integrating their respective businesses. Potential difficulties that the companies may encounter as part of the integration process include:

• the inability to successfully combine the businesses of Dominion Energy (including DESC) with NextEra Energy in a manner that permits NextEra Energy to achieve, on a timely basis or at all, the benefits anticipated to result from the NextEra Energy Merger;

• complexities associated with managing the combined businesses, including difficulties addressing differences in operational philosophies and challenges integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

• the assumption of contractual obligations with less favorable or more restrictive terms; and

• potential unknown liabilities and unforeseen increased expenses or delays associated with the NextEra Energy Merger.

In addition, NextEra Energy and Dominion Energy (including DESC) have previously operated and, until the closing, will continue to operate, independently. It is possible that the integration process could result in:

• diversion of the attention of each company’s management; and

• the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these issues could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the NextEra Energy Merger and could reduce each company’s earnings or otherwise adversely affect the business and financial results of NextEra Energy following the NextEra Energy Merger.

The NextEra Energy Merger may result in a loss of customers, distributors, suppliers, vendors, joint venture partners and other business partners and may result in the modification or termination of existing contracts. Following the NextEra Energy Merger, some of the customers, distributors, suppliers, vendors, joint venture partners and other business partners of NextEra Energy, Dominion Energy or DESC may modify, terminate or scale back their current or prospective business relationships with the combined company. In addition, NextEra Energy, Dominion Energy and DESC have contracts with customers, distributors, suppliers, vendors, joint venture partners and other business partners that may require NextEra Energy, Dominion Energy or DESC to obtain consents from these other parties in connection with the NextEra Energy Merger, which may not be obtained on favorable terms or at all. If relationships with customers, distributors, suppliers, vendors, joint venture partners and other business partners are adversely affected by the NextEra Energy Merger, or if the combined company loses the benefits of the contracts of NextEra Energy, Dominion Energy or DESC, the combined company’s business and financial performance could suffer.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on July 31, 2026, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Gary G. Ratliff, Jr.
Date: July 31, 2026		Gary G. Ratliff, Jr.
Vice President, Controller and Chief Accounting Officer