Form 10-Q
period 2026-09-30
DOMINION ENERGY SOUTH CAROLINA, INC.
filed 2026-10-30
CIK 91882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
(Registrant’s telephone number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 23, 2026, Dominion Energy South Carolina, Inc. had outstanding 40,296,147 shares of common stock, all of which were held by SCANA Corporation, a wholly-owned subsidiary of Dominion Energy, Inc.

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

ITEM 1. FINANCIAL STATEMENTS

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets

(Unaudited)

(millions)	September 30, 2026	December 31, 2025
ASSETS
Utility plant in service	$18,113	$17,505
Accumulated depreciation and amortization	(6,230)	(6,015)
Construction work in progress	979	725
Nuclear fuel, net of accumulated amortization	181	196
Utility plant, net ($824 and $823 related to VIEs)	13,043	12,411
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	18	16
Assets held in trust, nuclear decommissioning	297	291
Nonutility property and investments, net	315	307
Current Assets:
Cash and cash equivalents	4	—
Receivables:
Customer, net of allowance for uncollectible accounts of $6 and $5	494	459
Affiliated and related party	—	2
Other	60	83
Inventories (at average cost):
Fuel	98	120
Gas storage	31	24
Materials and supplies	269	240
Prepayments	128	94
Derivative assets(1)	162	113
Regulatory assets	438	273
Other current assets	13	16
Total current assets ($95 and $118 related to VIEs)	1,697	1,424
Deferred Debits and Other Assets:
Derivative assets(1)	573	359
Regulatory assets	3,399	3,280
Affiliated receivables	36	30
Other	76	96
Total deferred debits and other assets ($35 and $32 related to VIEs)	4,084	3,765
Total assets	$19,139	$17,907

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Balance Sheets—(Continued)

(Unaudited)

(millions)	September 30, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Common Stock - no par value, 40.3 million shares outstanding at both dates	$4,338	$4,338
Retained earnings	1,364	1,136
Accumulated other comprehensive loss	(1)	(1)
Total common equity	5,701	5,473
Noncontrolling interest	253	234
Total equity	5,954	5,707
Long-term debt, net	4,965	4,667
Affiliated long-term debt	—	230
Finance leases	—	1
Total long-term debt	4,965	4,898
Total capitalization	10,919	10,605
Current Liabilities:
Short-term borrowings	424	75
Securities due within one year	1	1
Accounts payable	202	232
Affiliated and related party payables	921	769
Customer deposits and customer prepayments	92	88
Taxes accrued	221	264
Interest accrued	90	94
Derivative liabilities	1	2
Regulatory liabilities	199	176
Other	222	288
Total current liabilities	2,373	1,989
Deferred Credits and Other Liabilities:
Deferred income taxes and investment tax credits	1,647	1,539
Asset retirement obligations	1,361	1,123
Pension and other postretirement benefits	118	117
Derivative liabilities	—	1
Regulatory liabilities	2,405	2,343
Other	316	190
Total deferred credits and other liabilities	5,847	5,313
Commitments and Contingencies (see Note 10)
Total capitalization and liabilities	$19,139	$17,907

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2026	2025	2026	2025
Operating Revenue(1)	$1,092	$923	$3,090	$2,741
Operating Expenses:
Fuel used in electric generation	216	172	649	531
Purchased power(1)	35	36	130	95
Gas purchased for resale	46	44	268	219
Other operations and maintenance	134	123	378	382
Other operations and maintenance – affiliated suppliers	44	42	140	124
Depreciation and amortization	163	142	465	424
Other taxes(1)	85	78	258	237
Total operating expenses	723	637	2,288	2,012
Operating income	369	286	802	729
Other income (expense), net	2	3	3	9
Interest charges, net of AFUDC of $4, $7, $16 and $20(1)	76	69	221	210
Income before income tax expense	295	220	584	528
Income tax expense	59	49	117	100
Net Income and Other Comprehensive Income	236	171	467	428
Comprehensive Income Attributable to Noncontrolling Interest	7	6	19	20
Comprehensive Income Available to Common Shareholder	$229	$165	$448	$408

(1) See Note 12 for amounts attributable to affiliates.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(millions)	2026	2025
Operating Activities
Net income	$467	$428
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	108	96
Depreciation and amortization	465	424
Amortization of nuclear fuel	29	30
Other adjustments	7	11
Changes in certain assets and liabilities:
Receivables	(19)	(5)
Receivables - affiliated and related party	2	2
Inventories	(14)	(46)
Prepayments and deposits, net	(30)	(24)
Regulatory assets	(217)	(85)
Regulatory liabilities	74	(133)
Accounts payable	(21)	(50)
Accounts payable - affiliated and related party	20	9
Taxes accrued	(43)	(53)
Interest accrued	(4)	7
Net realized and unrealized changes related to commodity derivative activities	(121)	62
Pension and other postretirement benefits	1	—
Other assets and liabilities	41	(48)
Net cash provided by operating activities	745	625
Investing Activities
Property additions and construction expenditures	(984)	(832)
Proceeds from investments and sales or disposals of assets, including asset retirement costs	(52)	(48)
Purchase of investments	(7)	(2)
Other	18	4
Net cash used in investing activities	(1,025)	(878)
Financing Activities
Proceeds from issuance of debt	300	450
Dividend to parent	(220)	(60)
Contribution from parent	—	250
Short-term borrowings, net	349	(130)
Short-term borrowings - affiliated, net	(98)	(246)
Other	(47)	(4)
Net cash provided by financing activities	284	260
Net increase in cash, restricted cash and equivalents	4	7
Cash, restricted cash and equivalents at beginning of period(1)	—	—
Cash, restricted cash and equivalents at end of period(1)	$4	$7
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued construction expenditures	$84	$85
Operating leases(2)	1	7
(1)
At September 30, 2026, December 31, 2025, September 30, 2025 and December 31, 2024, there were no restricted cash and equivalents balances.
(2)
Finance leases entered into, if any, were inconsequential for all periods presented.

See Notes to Consolidated Financial Statements.

Dominion Energy South Carolina, Inc.

Consolidated Statements of Changes in Common Equity

(Unaudited)

Quarter-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
June 30, 2025	40	$4,338	$892	$(1)	$220	$5,449
Total comprehensive income available to common shareholder			165		6	171
Dividend to parent			(20)			(20)
September 30, 2025	40	$4,338	$1,037	$(1)	$226	$5,600

June 30, 2026	40	$4,338	$1,170	$(1)	$246	$5,753
Total comprehensive income available to common shareholder			229		7	236
Dividend to parent			(35)			(35)
September 30, 2026	40	$4,338	$1,364	$(1)	$253	$5,954

Year-To-Date

	Common Stock
(millions)	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
December 31, 2024	40	$4,088	$689	$(1)	$206	$4,982
Total comprehensive income available to common shareholder			408		20	428
Dividend to parent			(60)			(60)
Capital contribution from parent		250				250
September 30, 2025	40	$4,338	$1,037	$(1)	$226	$5,600

December 31, 2025	40	$4,338	$1,136	$(1)	$234	$5,707
Total comprehensive income available to common shareholder			448		19	467
Dividend to parent			(220)			(220)
September 30, 2026	40	$4,338	$1,364	$(1)	$253	$5,954

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

The completion of the NextEra Energy Merger is subject to customary closing conditions, including, among others, approval by the holders of Dominion Energy common stock of the NextEra Energy Merger Agreement and the applicable plan of merger, approval by NextEra Energy shareholders of the issuance of NextEra Energy common stock in connection with the NextEra Energy Merger, expiration or termination of the applicable waiting period under the HSR, receipt of specified regulatory approvals, including the obtaining by Dominion Energy and NextEra Energy of consents and approvals required from the (i) FERC, (ii) NRC (iii) Virginia Commission, (iv) North Carolina Commission and (v) South Carolina Commission, approval for listing on the NYSE of the NextEra Energy common stock to be issued in the NextEra Energy Merger, continued effectiveness of the registration statement on Form S-4 filed by NextEra Energy in connection with the NextEra Energy Merger, accuracy of the parties’ representations and warranties, compliance with covenants, and the absence of a material adverse effect on either Dominion Energy or NextEra Energy. In July 2026, Dominion Energy and NextEra Energy filed for review and approval with FERC, the NRC and the Virginia, North Carolina and South Carolina Commissions. Dominion Energy and NextEra Energy received shareholder approvals in September 2026 and filed for clearance under the HSR in October 2026. The July filings with the Virginia, North Carolina and South Carolina Commissions included proposals for an aggregate amount of $2.25 billion of customer rate credits, including approximately $387 million to customers in South Carolina, for utility customers allocated based on usage and payable over two years following closing along with an aggregate increase in charitable commitments by Dominion Energy of $10 million per year for five years following closing with such amounts to be funded by NextEra Energy.

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

Canadys Station

In December 2025, DESC and Santee Cooper filed an application with the South Carolina Commission for approval of a CPCN to jointly construct and operate Canadys Station. Upon completion, DESC and Santee Cooper will each own a 50% undivided interest in the generating station and its electrical output. The application included an expected total cost of approximately $5 billion, excluding financing costs, with costs split equally between the joint owners for the proposed 2.2 GW facility. In addition, the application seeks approval for the construction of a new 230 kV switchyard and related transmission facilities which are expected to cost approximately $100 million, to be jointly owned by DESC and Santee Cooper, with costs split between the joint owners based on a formula reflecting shared use. In June 2026, the South Carolina Commission approved the request. The related facilities are expected to be placed into service in 2033. The estimated cost and project timelines are subject to refinement through the permitting process and the negotiation of contracts for major construction suppliers. In September 2026, two appeals were filed with the Supreme Court of South Carolina regarding this matter. This matter is pending.

Electric - Transmission Projects

In June 2026, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to rebuild an 18-mile portion of the existing 230 kV Wateree-Hopkins Transmission Line #1 in Richland County, South Carolina with an estimated total project cost of approximately $25 million. In July 2026, the South Carolina Commission approved the request.

In July 2026, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to reconductor five existing corridor lines currently connected to its Jasper substation in Jasper County, South Carolina, consisting of a total of 84 miles of 230 kV transmission lines with an estimated total project cost of approximately $110 million. In August 2026, the South Carolina Commission approved the request.

Natural Gas Rates

In June 2026, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2026 with a total revenue requirement of $676 million. This revenue requirement represents a $22 million base rate increase under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2026. In October 2026, the South Carolina Commission approved a total revenue requirement of $675 million, representing a $21 million base rate increase after certain adjustments, effective with the first billing cycle of November 2026.

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

(millions)	September 30, 2026	December 31, 2025
Regulatory assets:
NND Project costs(1)	$138	$138
AROs(2)	1	—
Deferred employee benefit plan costs(3)	6	5
Other unrecovered plant(4)	17	18
DSM programs(5)	22	23
Cost of fuel and purchased gas under-collections(6)	172	39
Other	82	50
Regulatory assets - current	438	273
NND Project costs(1)	1,569	1,672
AROs(2)	953	711
Deferred employee benefit plan costs(3)	92	98
Interest rate hedges(7)	165	165
Other unrecovered plant(4)	98	105
DSM programs(5)	49	49
Environmental remediation costs(8)	33	42
Deferred storm damage costs(9)	63	76
Deferred transmission operating costs(10)	68	70
Derivatives(11)	116	91
Other(12)	193	201
Regulatory assets - noncurrent	3,399	3,280
Total regulatory assets	$3,837	$3,553
Regulatory liabilities:
Monetization of guaranty settlement(13)	$67	$67
Income taxes refundable through future rates(14)	44	33
Reserve for refunds to electric utility customers(15)	21	34
Derivatives(11)	64	30
Other	3	12
Regulatory liabilities - current	199	176
Monetization of guaranty settlement(13)	451	501
Income taxes refundable through future rates(14)	772	808
Asset removal costs(16)	617	604
Reserve for refunds to electric utility customers(15)	121	128
Derivatives(11)	429	294
Other	15	8
Regulatory liabilities - noncurrent	2,405	2,343
Total regulatory liabilities	$2,604	$2,519

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

(4)
Represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. DESC is amortizing these amounts through cost of service rates following depreciation amounts that were designed to recover the retired units cost over their previous estimated remaining useful lives, which was estimated to be through 2025. Based on current projections of remaining decommissioning costs, projected recovery is expected to extend through 2039. In addition, amounts include unrecovered costs of existing meters and equipment retired from service prior to being fully depreciated as part of the Advanced Metering Infrastructure project, which are being recovered through rates through 2028. This amount also includes certain inventory and preliminary survey and investigation charges amortized through 2026 related to the transition or conversion from coal to gas fired generation at certain facilities. The majority of unamortized amounts are included in rate base and are earning a current return.
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

3. OPERATING REVENUE

DESC’s revenue consists of the following:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(millions)	Electric	Gas	Electric	Gas	Electric	Gas	Electric	Gas
Customer class:
Residential	$515	$50	$422	$47	$1,268	$310	$1,139	$253
Commercial	301	24	261	24	809	117	724	104
Industrial	119	5	104	6	368	20	325	36
Other	51	13	40	11	126	39	107	31
Revenues from contracts with customers	986	92	827	88	2,571	486	2,295	424
Other revenues	14	—	8	—	32	1	21	1
Total Operating Revenues	$1,000	$92	$835	$88	$2,603	$487	$2,316	$425

Contract liabilities represent the obligation to transfer goods or services to a customer for which consideration has already been received from the customer. DESC had contract liability balances of $6 million and $7 million at September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026 and 2025, DESC recognized revenue of $5 million and $4 million, respectively, from the beginning contract liability balances as DESC fulfilled its obligations to provide service to its customers. Contract liabilities are recorded in customer deposits and customer prepayments in the Consolidated Balance Sheets.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

	Regulatory Assets
(millions)	September 30, 2026	December 31, 2025
Beginning balance	$14	$10
Additional costs	—	4
Amortization	—	—
Ending balance	$14	$14

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

At September 30, 2026, DESC’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy was as follows:

	Maximum Facility Sub-Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,000	$424	$3

(1)
A maximum of $1.0 billion of the facility is available to DESC, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy and Virginia Power. A sub-limit for DESC is set within the facility limit but can be changed at the option of the co-borrowers multiple times per year. At September 30, 2026, the sub-limit for DESC was $900 million. If DESC has liquidity needs in excess of its sub-limit, the sub-limit may be changed provided that it does not exceed $1.0 billion or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in April 2031 in accordance with the extension exercised by the borrowers in April 2026, with the potential to be further extended by the borrowers to April 2032, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $3.0 billion (or the sub-limit, whichever is less) of letters of credit, for working capital and other general corporate purposes.

DESC has FERC approval through March 2027 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $1.8 billion outstanding with maturity dates of one year or less. At September 30, 2026, DESC had issued $424 million in commercial paper supported by its joint revolving credit facility with Dominion Energy as disclosed above and had drawn on $318 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization. In addition, GENCO has FERC approval through March 2027 to issue short-term indebtedness not to exceed $300 million outstanding with maturity dates of one year or less. At September 30, 2026, GENCO had drawn on $65 million of its intercompany credit facility with Dominion Energy, as permitted by this FERC authorization.

DESC is obligated with respect to an aggregate of $68 million of industrial revenue bonds which are secured by letters of credit. In October 2026, DESC renewed the letters of credit, making them subject to renewal in the fourth quarter of 2027.

DESC, GENCO and Fuel Company each have intercompany credit facilities with Dominion Energy with a maximum capacity of $900 million, $300 million and $400 million, respectively. At September 30, 2026 and December 31, 2025, DESC, GENCO and Fuel Company collectively had borrowings outstanding under these agreements totaling $626 million and $724 million, respectively, which are recorded in affiliated and related party payables in DESC’s Consolidated Balance Sheets. Interest charges associated with these agreements were $12 million and $10 million for the three months ended September 30, 2026 and 2025, respectively, and $34 million and $32 million for the nine months ended September 30, 2026 and 2025, respectively.

In September 2026, DESC issued $300 million of 6.15% first mortgage bonds that mature in 2056. The proceeds were used for general corporate purposes and to repay short-term debt.

6. INCOME TAXES

Other than the following matters, there have been no significant developments regarding DESC’s provision for income taxes, tax-related assets and liabilities and/or unrecognized tax benefits disclosed in Note 7 to the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025.

For continuing operations including noncontrolling interests for the nine months ended September 30, 2026, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

	Amount	Rate
(millions, except percentages)
U.S. federal statutory tax	$123	21.0%
State and local income taxes, net of federal income tax effect(1)	20	3.4
Nontaxable or nondeductible items:
Regulatory deferrals:
Reversal of excess deferred income taxes	(25)	(4.2)
Other adjustments:
Other	(1)	(0.2)
Effective tax(2)	$117	20.0%
(1)
State taxes in South Carolina make up the majority (greater than 50%) of the tax effect in this category.
(2)
DESC had no adjustments related to the following disclosure categories: foreign tax effects, effects of changes in tax law or rates enacted in the current period, effects of cross-border tax laws and changes in valuation allowances.

For continuing operations including noncontrolling interests for the nine months ended September 30, 2025, the statutory U.S. federal income tax rate reconciles to DESC’s effective income tax rate as follows:

2025
U.S. statutory rate	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	6.2
Reversal of excess deferred income taxes	(2.6)
Remeasurements and settlements of uncertain tax positions	(5.6)
Effective tax rate	19.0%

7. DERIVATIVE FINANCIAL INSTRUMENTS

DESC’s accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 in the Consolidated Financial Statements in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities when applicable. Certain of DESC’s derivative instruments contain credit-related contingent provisions. These provisions require DESC to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying the instruments that are in a liability position and not fully collateralized with cash were fully triggered at September 30, 2026 and December 31, 2025, DESC would have been required to post less than $1 million and $2 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives and non-derivative contracts per contractual terms. DESC had not posted any collateral at September 30, 2026 and December 31, 2025 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash at September 30, 2026 and December 31, 2025 was less than $1 million and $2 million, respectively, which does not include the impact of any offsetting asset positions.

The tables below present derivative balances by type of financial instrument, if the gross amounts recognized in the Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	September 30, 2026				December 31, 2025
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$6	$—	$—	$6	$1	$—	$—	$1
Commodity contracts:
Over-the-counter	316	—	—	316	211	—	—	211
Total derivatives	$322	$—	$—	$322	$212	$—	$—	$212
(1)
Excludes derivative assets of $413 million and $260 million at September 30, 2026 and December 31, 2025, respectively, which are not subject to master netting or similar arrangements.

	September 30, 2026				December 31, 2025
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$—	$—	$—	$—	$2	$—	$—	$2
Commodity contracts:
Over-the-counter	1	—	—	1	—	—	—	—
Total derivatives	$1	$—	$—	$1	$2	$—	$—	$2

(1)
DESC did not have any derivative liabilities at September 30, 2026, which were not subject to master netting or similar arrangements. Excludes derivative liabilities of $1 million at December 31, 2025, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of derivative activity at September 30, 2026. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis(1)	145	1,599
Fixed price	2	—
Electricity (MWh in millions):
Fixed price	2	20
Interest rate(2) (in millions)	$—	$71

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of derivatives and where they are presented in the Consolidated Balance Sheets:

	Assets	Liabilities
(millions)
At September 30, 2026
Current derivatives not under cash flow hedge accounting
Commodity	$162	$1
Interest rate	—	—
Total current derivatives	$162	$1
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$567	$—
Interest rate	6	—
Total noncurrent derivatives	573	—
Total derivatives	$735	$1
At December 31, 2025
Current derivatives not under cash flow hedge accounting
Commodity	$113	$1
Interest rate	—	1
Total current derivatives	$113	$2
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$358	$—
Interest rate	1	1
Total noncurrent derivatives	359	1
Total derivatives	$472	$3

The following tables present the gains and losses on derivatives, as well as where the associated activity is presented in the Consolidated Balance Sheets and Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships

(millions)	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(1)(2)
Three Months Ended September 30,	2026	2025
Derivative type and location of gains (losses):
Interest rate	$—	$—
Total	$—	$—
Nine Months Ended September 30,
Derivative type and location of gains (losses):
Interest rate	$1	$1
Total	$1	$1

(1)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/ liabilities have no associated effect in the Consolidated Statements of Comprehensive Income.
(2)
All derivatives in cash flow hedging relationships have settled and are being amortized over the life of the debt.

Derivatives Not Designated as Hedging Instruments

(millions)	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Three Months Ended September 30,	2026	2025
Derivative type and location of gains (losses):
Commodity:
Purchased power	$21	11
Fuel used in electric generation	(2)	(2)
Gas purchased for resale	(1)	(1)
Interest rate:
Interest charges	(1)	(1)
Total	$17	$7
Nine Months Ended September 30,
Derivative type and location of gains (losses):
Commodity:
Purchased power	$32	$16
Fuel used in electric generation	2	(2)
Gas purchased for resale	1	(1)
Interest rate:
Interest charges	(2)	(2)
Total	$33	$11

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

The following table presents DESC’s quantitative information about Level 3 fair value measurements at September 30, 2026. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility and credit spreads.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted-average(1)
Assets
Physical forwards:
Electricity	$412	Discounted cash flow	Market price (per MWh)	(3)	37 - 126	65

Physical options:
Natural gas(2)	314	Option model	Market price (per Dth)	(3)	1 - 11	4
			Credit spread	(4)	0% - 2%	1%
			Price volatility	(5)	2% - 80%	64%
Total assets	$726

(1)
Averages weighted by volume.
(2)
Includes basis.
(3)
Represents market prices beyond defined terms for Levels 1 and 2.
(4)
Represents credit spreads unrepresented in published markets.
(5)
Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Credit spread	Asset	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

The following table presents DESC’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

(millions)	Level 1	Level 2	Level 3	Total
At September 30, 2026
Assets
Derivatives:
Commodity	$—	$3	$726	$729
Interest rate	—	6	—	6
Investments:
Cash equivalents and other	53	—	—	53
Total assets	$53	$9	$726	$788
Liabilities
Derivatives:
Commodity	$—	$1	$—	$1
Interest rate	—	—	—	—
Total liabilities	$—	$1	$—	$1
At December 31, 2025
Assets
Derivatives:
Commodity	$—	$2	$469	$471
Interest rate	—	1	—	1
Investments:
Cash equivalents and other	46	—	—	46
Total assets	$46	$3	$469	$518
Liabilities
Derivatives:
Commodity	$—	$—	$1	$1
Interest rate	—	2	—	2
Total liabilities	$—	$2	$1	$3

The following table presents the net change in DESC’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(millions)
Beginning balance	$703	$265	$468	$370
Total realized and unrealized gains (losses):
Included in earnings:
Purchased power	20	11	31	16
Fuel used in electric generation	(5)	(1)	(6)	(2)
Gas purchased for resale	(3)	—	(3)	—
Included in regulatory assets/liabilities	52	53	123	(31)
Settlements	(41)	(21)	(97)	(46)
Purchases	—	—	210	—
Transfers out of Level 3	—	(1)	—	(1)
Ending balance	$726	$306	$726	$306

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for both the three and nine months ended September 30, 2026 and 2025.

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

	September 30, 2026		December 31, 2025
(millions)	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
Long-term debt(2)	$4,965	$4,614	$4,667	$4,702
Affiliated long-term debt(3)	230	230	230	230

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
(3)
Carrying amount includes current portions, if any, included in affiliated and related party payables.

9. EMPLOYEE BENEFIT PLANS

In DESC’s Consolidated Statements of Comprehensive Income, the service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense with the non-service cost components reflected in other income (expense). Components of net periodic benefit cost (credit) recorded by DESC were as follows:

(millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30,	2026	2025	2026	2025
Service cost	$2	$2	$—	$—
Interest cost	8	8	2	2
Expected return on assets	(11)	(10)	—	—
Amortization of prior service (credit) cost	—	1	—	—
Amortization of actuarial losses	1	1	—	(1)
Net periodic benefit cost	$—	$2	$2	$1
Nine Months Ended September 30,
Service cost	$6	$6	$—	$—
Interest cost	24	25	6	6
Expected return on assets	(33)	(31)	—	—
Amortization of prior service (credit) cost	1	1	—	—
Amortization of actuarial losses	4	4	(1)	(3)
Net periodic benefit cost	$2	$5	$5	$3

During the three and nine months ended September 30, 2026, DESC made $1 million and $3 million, respectively, of contributions to its qualified pension plan. DESC expects to make $3 million of minimum required contributions to its qualified pension plan in 2026 and expects to receive reimbursement for such contributions from Santee Cooper. DESC recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations.

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

DESC has four decommissioned manufactured gas plant sites in South Carolina that are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDES or the EPA. DESC has substantially completed remediation activities at one site and anticipates remaining activities will be completed in 2026 at an estimated cost of less than $1 million. The site will continue to incur ongoing maintenance and monitoring obligations. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms and at September 30, 2026, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $31 million and are included in regulatory assets.

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

Surety Bonds

At September 30, 2026, DESC had purchased $24 million of surety bonds. Under the terms of surety bonds, DESC is obligated to indemnify the respective surety bond company for any amounts paid.

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

In both the nine months ended September 30, 2026 and 2025, DESC reported an inconsequential amount of specific items in the Corporate and Other segment.

The following tables present segment information pertaining to DESC’s operations:

Three Months Ended September 30,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions, unless otherwise noted)
2026
Operating Revenue	$1,092	$—	$1,092
Fuel used in electric generation(1)	216	—	216
Purchased power(1)	35	—	35
Gas purchased for resale(1)	46	—	46
Other operations and maintenance(1)	178	—	178
Depreciation and amortization(1)	163	—	163
Other taxes(1)	85	—	85
Total Operating Expenses	723	—	723
Other income (expense), net(2)	2	—	2
Interest charges, net of AFUDC(1)	76	—	76
Income tax expense (benefit)(1)	65	(6)	59
Comprehensive Income Attributable to Noncontrolling Interest(2)	7	—	7
Comprehensive Income Available to Common Shareholder	223	6	229
Total assets (billions)	19.1	—	19.1
2025
Operating Revenue	$923	$—	$923
Fuel used in electric generation(1)	172	—	172
Purchased power(1)	36	—	36
Gas purchased for resale(1)	44	—	44
Other operations and maintenance(1)	165	—	165
Depreciation and amortization(1)	142	—	142
Other taxes(1)	78	—	78
Total Operating Expenses	637	—	637
Other income (expense), net(2)	3	—	3
Interest charges, net of AFUDC(1)	69	—	69
Income tax expense (benefit)(1)	53	(4)	49
Comprehensive Income Attributable to Noncontrolling Interest(2)	6	—	6
Comprehensive Income Available to Common Shareholder	161	4	165
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to DESC’s CODM.
(2)
Items designated are other segment items for each reportable segment.

Nine Months Ended September 30,	Dominion Energy South Carolina	Corporate and Other	Consolidated Total
(millions, unless otherwise noted)
2026
Operating Revenue	$3,093	$(3)	$3,090
Fuel used in electric generation(1)	649	—	649
Purchased power(1)	130	—	130
Gas purchased for resale(1)	268	—	268
Other operations and maintenance(1)	518	—	518
Depreciation and amortization(1)	465	—	465
Other taxes(1)	258	—	258
Total Operating Expenses	2,288	—	2,288
Other income (expense), net(2)	6	(3)	3
Interest charges, net of AFUDC(1)	221	—	221
Income tax expense (benefit)(1)	129	(12)	117
Comprehensive Income Attributable to Noncontrolling Interest(2)	19	—	19
Comprehensive Income Available to Common Shareholder	442	6	448
Capital expenditures	984	—	984
Total assets (billions)	19.1	—	19.1
2025
Operating Revenue	$2,741	$—	$2,741
Fuel used in electric generation(1)	531	—	531
Purchased power(1)	95	—	95
Gas purchased for resale(1)	219	—	219
Other operations and maintenance(1)	506	—	506
Depreciation and amortization(1)	424	—	424
Other taxes(1)	237	—	237
Total Operating Expenses	2,012	—	2,012
Other income (expense), net(2)	9	—	9
Interest charges, net of AFUDC(1)	210	—	210
Income tax expense(1)	100	—	100
Comprehensive Income Attributable to Noncontrolling Interest(2)	20	—	20
Comprehensive Income Available to Common Shareholder	408	—	408
Capital expenditures	832	—	832
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2026	2025	2026	2025
Direct and allocated costs from DES(1)	$65	$60	$201	$180
Operating Revenues - Electric from sales to affiliate	1	2	5	5
Operating Revenues - Gas from sales to affiliate	—	—	1	1
Operating Expenses - Other taxes from affiliate	1	2	7	7
Purchases of electricity from solar affiliates	5	5	13	11

(1)
Includes capitalized expenditures of $21 million and $18 million for the three months ended September 30, 2026 and 2025 and $61 million and $56 million for the nine months ended September 30, 2026 and 2025, respectively.

(millions)	September 30, 2026	December 31, 2025
Payable to DES	$21	$20
Payable to SCANA	7	7
Derivative assets with affiliates(1)	63	43

(1)
Includes amounts recorded in current derivative assets of $9 million and $5 million at September 30, 2026 and December 31, 2025, respectively, and amounts recorded in noncurrent derivative assets of $54 million and $38 million at September 30, 2026 and December 31, 2025, respectively.

Borrowings from an affiliate are described in Note 5.

13. OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2026	2025	2026	2025
Other income	$4	$6	$12	$13
Gain (loss) on sales of assets	—	(1)	2	—
Other expense	(2)	(2)	(11)	(5)
Allowance for equity funds used during construction	—	—	—	1
Other income (expense), net	$2	$3	$3	$9

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

Results of Operations

Presented below is a summary of DESC’s results:

	Third Quarter			Year-To-Date
(millions)	2026	2025	$ Change	2026	2025	$ Change
Net income	$236	$171	$65	$467	$428	$39

Overview

Third Quarter 2026 vs. 2025

Net income increased 38%, primarily due to an increase in non-fuel base rates resulting from the settlement of the 2026 electric base rate case and an increase in sales to utility customers from weather.

Year-To-Date 2026 vs. 2025

Net income increased 9%, primarily due to an increase in non-fuel base rates resulting from the settlement of the 2026 electric base rate case and an increase in sales to utility customers from weather, partially offset by the absence of a benefit associated with the remeasurement of an uncertain tax position and a decrease from the impacts of the capital cost rider.

Analysis of Consolidated Operations

Presented below are selected amounts related to DESC’s results of operations:

	Third Quarter			Year-To-Date
(millions)	2026	2025	$ Change	2026	2025	$ Change
Operating revenues	$1,092	$923	$169	$3,090	$2,741	$349
Fuel used in electric generation	216	172	44	649	531	118
Purchased power	35	36	(1)	130	95	35
Gas purchased for resale	46	44	2	268	219	49
Other operations and maintenance	178	165	13	518	506	12
Depreciation and amortization	163	142	21	465	424	41
Other taxes	85	78	7	258	237	21
Other income (expense), net	2	3	(1)	3	9	(6)
Interest charges	76	69	7	221	210	11
Income tax expense	59	49	10	117	100	17

An analysis of DESC’s results of operations follows:

Third Quarter 2026 vs. 2025

Operating revenues increased 18%, primarily reflecting:

•
A $60 million increase in non-fuel base rates resulting from the settlement of the 2026 electric base rate case;
•
A $47 million increase in sales to electric utility retail customers, primarily attributable to an increase in cooling degree days;
•
A $35 million increase in fuel-related revenue primarily as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers; and
•
A $7 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $10 million decrease from the impacts of the capital cost rider.

Fuel used in electric generation increased 26%, primarily due to increased fuel costs associated with electric utility retail customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 8%, primarily due to an increase in outside services.

Depreciation and amortization increased 15%, primarily due to various projects being placed into service.

Interest charges increased 10%, primarily due to higher interest expense due to lower debt AFUDC ($3 million) and higher interest rates on commercial paper borrowings ($3 million).

Income tax expense increased 20%, primarily due to higher pre-tax income.

Year-To-Date 2026 vs. 2025

Operating revenues increased 13%, primarily reflecting:

•
A $189 million increase in fuel-related revenue primarily as a result of an increase in commodity costs and purchased power costs associated with sales to electric utility retail customers ($140 million) and gas utility customers ($49 million);
•
A $71 million increase in non-fuel base rates resulting from the settlement of the 2026 electric base rate case;
•
A $41 million increase in sales to electric utility retail customers, primarily attributable to an increase in cooling degree days;
•
A $13 million increase in sales to electric utility retail customers associated with growth;
•
An $11 million increase associated with increased infrastructure cost recovery under the Natural Gas Rate Stabilization Act;
•
A $9 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $7 million increase in electric property rentals; and
•
A $5 million increase in the fuel cost component of off-system sales.

These increases were partially offset by:

•
A $26 million decrease from the impacts of the capital cost rider.

Fuel used in electric generation increased 22%, primarily due to increased fuel costs associated with electric utility retail customers ($108 million) and an increase in fuel costs associated with off-system sales ($5 million), which are offset in operating revenue and do not impact net income.

Purchased power increased 37%, primarily due to an increase in costs associated with electric utility customers, which are offset in operating revenue and do not impact net income.

Gas purchased for resale increased 22%, primarily due to an increase in costs associated with gas utility customers, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 2%, primarily due to an increase in outside services.

Depreciation and amortization increased 10%, primarily due to various projects being placed into service.

Other income, net decreased 67%, primarily due to a charge for future increased customer assistance to residential customers associated with the settlement of the 2026 electric base rate case.

Income tax expense increased 17%, primarily due to the absence of a benefit associated with the remeasurement of an uncertain tax position.

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

ITEM 1A. RISK FACTORS

DESC’s business is influenced by many factors that are difficult to predict, involve risks and uncertainties that may materially affect actual results and are often beyond its control. A number of these risks and uncertainties have been identified in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025 and updated in DESC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in DESC’s Annual Report on Form 10-K for the year ended December 31, 2025 and in DESC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

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

101

The following financial statements from Dominion Energy South Carolina, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed on October 30, 2026, formatted in iXBRL (Inline eXtensible Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Common Equity, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL (Inline eXtensible Reporting Language) and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY SOUTH CAROLINA, INC.
(Registrant)

	By:	/s/ Gary G. Ratliff, Jr.
Date: October 30, 2026		Gary G. Ratliff, Jr.
Vice President, Controller and Chief Accounting Officer